Form 10-Q
period 1998-06-30
CENTRAL ILLINOIS BANCORP INC
filed 1998-08-14
CIK 861955

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 1998
                              ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ---------------
Commission file number         000-24149
                     ---------------------------

                         Central Illinois Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Illinois                          37-1203599
        ------------------------------      ----------------------------
       (State or other jurisdiction of               (IRS Employer
        incorporation or organization)             Identification No.)

                2913 W. Kirby Avenue, Champaign, Illinois 61821
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (217) 355-6200
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X   No
        ----    ----
(2) Yes      No  X
        ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No
   ----    ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               At August 13, 1998 the Company had 107,088 shares
                  of $1.00 par value common stock outstanding

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         CENTRAL ILLINOIS BANCORP, INC.
                           Consolidated Balance Sheets
                  (dollars in thousands, except share amounts)
                                   (Unaudited)



                                          ASSETS
                                                                June 30,    December 31,  June 30,
                                                                 1998          1997         1997
                                                                 ----          ----         ----
Cash and due from banks                                        $ 13,550     $  9,774     $  8,105
Securities available for sale at fair value                      72,301       54,347       49,855
Securities to be held to maturity (approximate
    fair value of $112,958, $107,282, and
    $96,486, respectively)                                      112,156      106,589       96,452
Federal funds sold                                                5,910            -       12,225
Loans - net of allowance for loan losses of
    $8,429, $6,692 and $5,017, respectively                     736,549      609,536      474,994
Premises and equipment - net                                     13,573       12,607        9,649
Other assets                                                     16,583       14,470       11,334
                                                               --------     --------     --------

        Total Assets                                           $970,622     $807,323     $662,614
                                                               ========     ========     ========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
        Demand                                                 $ 59,133     $ 54,474     $ 39,832
        NOW accounts                                             27,891       31,875       21,699
        Savings                                                  88,855       64,812       53,827
        Time                                                    629,936      531,669      465,588
                                                               --------     --------     --------
           Total Deposits                                       805,815      682,830      580,946

    Federal funds purchased and repurchase agreements             3,680       12,886        8,924
    Other borrowings                                             17,292        5,434        2,436
    Accrued interest and other liabilities                        6,201        5,441        4,014
                                                               --------     --------     --------

        Total Liabilities                                       832,988      706,591      596,320
                                                               --------     --------     --------

Stockholders' Equity:
    Common stock, par value $1; 50,000,000 shares
        authorized, 107,088, 90,735 and 71,562
        issued and outstanding, respectively                        107           91           72
    Capital surplus                                             118,874       86,241       54,918
    Retained earnings                                            18,361       14,179       11,219
    Accumulated other comprehensive income                          292          221           85
                                                               --------     --------     --------

        Total Stockholders' Equity                              137,634      100,732       66,294
                                                               --------     --------     --------

        Total Liabilities and Stockholders' Equity             $970,622     $807,323     $662,614
                                                               ========     ========     ========





See the accompanying notes to the consolidated financial statements.

                         CENTRAL ILLINOIS BANCORP, INC.
           Consolidated Statements of Income and Comprehensive Income
                  (dollars in thousands, except share amounts)
                                   (Unaudited)

                                                    Quarter ended June 30,        Six months ended June 30,
                                                      1998            1997           1998           1997
                                                      ----            ----           ----          ----
Interest Income:
    Interest and fees on loans                      $ 16,268         $10,984        $30,762        $20,853
    Interest and dividends on securities:
        Taxable                                        2,304           1,841          4,626          3,460
        Tax-exempt                                       321             233            601            407
        Dividends                                        104              40            104             90
    Interest on Federal funds sold                       114             170            417            288
                                                    --------         -------        -------        -------
        Total interest income                         19,111          13,268         36,510         25,098
                                                    --------         -------        -------        -------

Interest Expense:
    Deposits                                           9,678           6,993         18,689         13,114
    Federal funds purchased and
        repurchase agreements                             63              31            134             83
    Other borrowed funds                                 329             136            549            276
                                                    --------         -------        -------        -------
        Total interest expense                        10,070           7,160         19,372         13,473
                                                    --------         -------        -------        -------

        Net interest income                            9,041           6,108         17,138         11,625
Provision for loan losses                              1,105             465          2,013          1,692
                                                    --------         -------        -------        -------
    Net interest income after provision
        for loan losses                                7,936           5,643         15,125          9,933
                                                    --------         -------        -------        -------

Other Income:
    Trust Department                                     100              58            164            110
    Service fees                                       1,134             707          2,355          1,255
    Securities gains (losses)                              -               -              -              -
    Other                                                 44              50             58             59
                                                    --------         -------        -------        -------
        Total other income                             1,278             815          2,577          1,424
                                                    --------         -------        -------        -------

Other Expenses:
    Salaries and employees benefits                    3,788           2,421          6,984          4,849
    Occupancy expenses, net                              963             670          1,778          1,299
    Other operating expenses                           1,209             996          2,561          1,825
                                                    --------         -------        -------        -------
        Total other expense                            5,960           4,087         11,323          7,973
                                                    --------         -------        -------        -------

        Income before income taxes                     3,254           2,371          6,379          3,384

Income tax expense                                     1,152             781          2,197          1,069
                                                    --------         -------        -------        -------
        Net income                                     2,102           1,590          4,182          2,315
                                                    --------         -------        -------        -------

Other Comprehensive Income, net of tax: Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
           arising during period (net of
           tax of $44 and $96, respectively               (9)            296             71            156
        Less reclassification adjustment for
           gains (losses) included in net
           income                                          -               -              -              -
                                                    --------         -------        -------        -------
        Other comprehensive income (loss)                 (9)            296             71            156
                                                    --------         -------        -------        -------

        Comprehensive income                        $  2,093         $ 1,886        $ 4,253        $ 2,471
                                                    ========         =======        =======        =======

Earnings per share (net income):
    Basic                                           $  21.76         $ 22.23        $ 44.64        $ 32.43
                                                    ========         =======        =======        =======
    Diluted                                         $  21.48         $ 22.07        $ 44.10        $ 32.27
                                                    ========         =======        =======        =======

See the accompanying notes to the consolidated financial statements.

                         CENTRAL ILLINOIS BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
              For the Six Month Period Ended June 30, 1998 and 1997
                  (dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                     Accumulated
                                                                                        Other
                                                          Capital      Retained      Comprehensive
                                   Shares     Par Value   Surplus      Earnings         Income      Total
                                   ------     ---------   -------      --------         ------      -----
Balance, December 31, 1997         90,735      $   91    $ 86,241       $ 14,179        $  221     $100,732
                                                                        --------        ------     --------

Comprehensive income:
    Net income                                                             4,182           -          4,182
    Other comprehensive income                                                -             71           71
                                                                        --------        ------     --------
                                                                           4,182            71        4,253
                                                                        --------        ------     --------

Capital issuance                   16,320          16      32,583           -              -         32,599
Exercise of stock options,
    net of tax                         33         -            50           -              -             50
                                  -------      ------    --------       --------        ------     --------

Balance, June 30, 1998            107,088      $  107    $118,874       $ 18,361        $  292     $137,634
                                  =======      ======    ========       ========        ======     ========


Balance, December 31, 1996         67,399      $   67    $ 49,332       $  8,904        $  (71)    $ 58,232
                                                                        --------        ------     --------

Comprehensive income:
    Net income                                                             2,315           -          2,315
    Other comprehensive
        income (loss)                                                       -              156          156
                                                                        --------        ------     --------
                                                                           2,315           156        2,471
                                                                        --------        ------     --------

Capital issuance                    4,043          5        5,470           -              -          5,475
Exercise of stock options,
    net of tax                        120         -           116           -              -            116
                                  -------      ------    --------       --------        ------     --------

Balance, June 30, 1997             71,562      $   72    $ 54,918       $ 11,219        $   85     $ 66,294
                                  =======      ======    ========       ========        ======     ========





See the accompanying notes to the consolidated financial statements.

                         CENTRAL ILLINOIS BANCORP, INC.
                      Consolidated Statements of Cash Flows
              For the Six Month Period Ended June 30, 1998 and 1997
                  (dollars in thousands, except share amounts)
                                   (Unaudited)


                                                                         1998           1997
                                                                         ----           ----
Net cash provided (used) by operating activities                      $   5,766      $   3,155
                                                                      ---------      ---------

Cash flows from investing activities: Net (increase) decrease in:
        Securities                                                      (23,563)       (34,002)
        Loans                                                          (129,199)       (73,446)
        Federal funds sold                                               (5,910)       (12,225)
    Capital expenditures                                                 (1,604)          (661)
                                                                      ---------      ---------

        Net cash provided (used) by investing activities               (160,276)      (120,334)
                                                                      ---------      ---------

Cash flows from financing activities: Net increase (decrease) in:
        Demand, NOW and savings accounts                                 24,718          5,275
        Certificates of deposit                                          98,267        108,182
        Repurchase agreements and Federal funds purchased                (9,206)        (5,034)
        Net proceeds from other borrowings                               11,858         (5,167)
        Proceeds from capital issuance                                   32,649          5,591
                                                                      ---------      ---------

        Net cash provided (used) by financing activities                158,286        108,847
                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents                      3,776         (8,332)

Cash and cash equivalents at beginning of period                          9,774         16,437
                                                                      ---------      ---------

Cash and cash equivalents at end of period                            $  13,550      $   8,105
                                                                      =========      =========








See the accompanying notes to the consolidated financial statements.

                         CENTRAL ILLINOIS BANCORP, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                  (dollars in thousands, except share amounts)




Note 1 - Basis of Presentation:

    The accompanying financial statements are unaudited.

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.

    The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in Central Illinois Bancorp, Inc.'s ("Company") 1997 Annual Report. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.


Note 2 - Comprehensive Income:

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS No. 130.


Note 3 - Accounting Matters:

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements. The Company adopted SFAS 131 on January 1, 1998, and is currently evaluating its operations to determine the appropriate disclosures with respect to SFAS No. 131.

    SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", revises and standardizes the disclosure requirements for employers' pensions and other postretirement benefits plans. This standard does not change the measurement or recognition of such plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods presented is required unless the information is not readily available, in which case, all available information and a description of the information not available shall be included in the notes to the financial statements. The disclosure requirements of SFAS No. 132 have been designed to provide information that is more comparable, understandable, and concise for the users of this information. The Company adopted SFAS 132 on January 1, 1998.

                         CENTRAL ILLINOIS BANCORP, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                  (dollars in thousands, except share amounts)




Note 3 - Accounting Matters - Continued:

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates due to non-use of derivative instruments, the adoption of SFAS No. 133 will not have any significant effect on the results of operations.


Note 4 - Stock Offerings:

    During the 2nd Quarter of 1998, the Company issued 16,320 shares of common stock. The $32,599 will be used for additional investments in subsidiary banks, potential acquisitions and working capital.


Note 5 - Subsequent Event:

    On July 16, 1998, the Company purchased the deposits and certain assets of the Gurnee, Illinois, Branch of Argo Federal Savings, FSB. Total deposits acquired approximates $13,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of Central Illinois Bancorp, Inc.'s (the "Company") results of operations and financial condition for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the amended Form 10 which was filed by the Company on June 25, 1998.

OVERVIEW

Net income for the second quarter of 1998 was $2,102,000 as compared to $1,590,000 for the second quarter of 1997, representing a 32.2% increase. Primary and fully diluted earnings per share were $21.76 and $21.48, respectively for the three months ended June 30, 1998 as compared to $22.23 and $22.07, respectively for the three months ended June 30, 1997. Primary earnings per share decreased 2.1% from the quarter ended June 30, 1997 to the quarter ended June 30, 1998 and fully diluted earnings per share decreased 2.7% for the same period. The return on average assets for the second quarter ended June 30, 1998 was 0.90% as compared to 1.00% for the second quarter ended June 30, 1997. The return on average equity for the second quarter ended June 30, 1998 was 6.26% as compared to 9.84% for the second quarter ended June 30, 1997. The decrease in earnings per share and the return on average equity is primarily a result of additional capital raised during the second quarter of 1998 and the fourth quarter of 1997, which significantly increased the average equity of the Company from $65,562,000 during the second quarter of 1997 to $136,201,000 during the second quarter of 1998. The Company anticipates that the return on equity will improve as the Company continues to grow and utilizes this capital. Information regarding the additional capital raised by the Company is contained within the amended Form 10 filed by the Company on June 25, 1998.

Net income for the six months ended June 30, 1998 was $4,182,000 as compared to $2,315,000 for the six months ended June 30, 1997, representing an 80.6% increase. Primary and fully diluted earnings per share were $44.64 and $44.10, respectively for the six months ended June 30, 1998 as compared to $32.43 and $32.27, respectively for the six months ended June 30, 1997. Primary earnings per share increased 37.7% from the six months ended June 30, 1997 to the six months ended June 30, 1998 and fully diluted earnings per share increased 36.7% for the same period. The return on average assets for the six months ended June 30, 1998 was 0.95% as compared to 0.76% for the six months ended June 30, 1997. The return on average equity for the six months ended June 30, 1998 was 7.82% as compared to 7.26% for the six months ended June 30, 1997.

Except where otherwise noted, the variances discussed in this section are the result of the growth of the Company. Additional details on the items included in the above summary, and the components of these items, are provided in the following sections of this report.

The following table presents selected consolidated financial information for the Company.

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share amounts)

                                                       QUARTERS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      -------------------------       -------------------------
                                                         1998           1997            1998            1997
                                                      ---------       ---------       ---------       ---------

                 SUMMARY OF OPERATIONS
Interest income - tax equivalent                      $  19,321       $  13,427       $  36,913       $  25,360
Interest expense                                      $  10,070       $   7,160       $  19,372          13,473
                                                      ---------       ---------       ---------       ---------

Net interest income - tax equivalent                      9,251           6,267          17,541          11,887
Tax equivalent adjustment                                  (210)           (159)           (403)           (262)
                                                      ---------       ---------       ---------       ---------

Net interest income                                       9,041           6,108          17,138          11,625
Provision for loan losses                                 1,105             465           2,013           1,692
                                                      ---------       ---------       ---------       ---------

Net interest income after provision
for loan losses                                           7,936           5,643          15,125           9,933

Noninterest income                                        1,278             815           2,577           1,424
Noninterest expenses                                      5,960           4,087          11,323           7,973
                                                      ---------       ---------       ---------       ---------

Income before income taxes                                3,254           2,371           6,379           3,384
Income tax expense                                        1,152             781           2,197           1,069
                                                      ---------       ---------       ---------       ---------

NET INCOME                                            $   2,102       $   1,590       $   4,182       $   2,315
                                                      =========       =========       =========       =========



                  PER SHARE DATA (1)

Earnings per share - Basic                            $   21.76       $   22.23       $   44.64       $   32.43
Earnings per share - Diluted                              21.48           22.07           44.10           32.27
Cash dividends                                                -               -               -               -
Book Value per share                                   1,285.24          926.37        1,285.24          926.37

               SELECTED ACTUAL BALANCES
Total assets                                          $ 970,622       $ 662,614
Earning assets                                          935,633         638,557
Investment securities available -for-sale                72,301          49,855
Investment securities held-to-maturity                  112,156          96,452
Loans                                                   744,978         480,011
Allowance for loan losses                                (8,429)         (5,017)
Total deposits                                          805,815         580,946
Noninterest-bearing demand deposits                      59,133          39,832
Interest-bearing demand deposits                         27,891          21,699
Savings deposits                                         88,855          53,827
Time deposits                                           629,936         465,588
Other borrowings                                         20,972          11,360
Stockholders' equity                                    137,634          66,294


               SELECTED AVERAGE BALANCES
Total assets                                          $ 946,416        $ 646,077      $ 891,070       $ 611,081
Earning assets                                          915,665          622,668        858,717         587,688
Securities                                              183,488          143,479        178,373         133,826
Loans                                                   722,774          466,941        664,372         443,218
Allowance for loan losses                                (8,129)          (4,773)        (7,648)         (4,518)
Total deposits                                          776,143          565,152        752,413         530,553
Noninterest-bearing demand deposits                      55,426           37,577         56,114          36,497
Interest-bearing demand deposits                         31,549           24,326         30,337          22,703
Savings deposits                                         82,711           54,334         81,701          51,546
Time deposits                                           606,457          448,915        584,261         419,807
Other borrowings                                         27,691           11,653         24,519          12,590
Stockholders' equity                                    136,201           65,562        107,909          64,343

           RATIOS BASED ON AVERAGE BALANCES
Loans to deposits                                         93.12%           82.62%         88.30%          83.54%
Return on average assets                                   0.90%            1.00%          0.95%           0.76%
Return on average equity                                   6.26%            9.84%          7.82%           7.26%
Dividend payout ratio                                      0.00%            0.00%          0.00%           0.00%
Leverage capital ratio                                    14.18%           12.36%         11.90%           9.60%
Efficiency ratio (2)                                      56.61%           57.71%         56.28%          59.90%

                      OTHER DATA
Number of employees (FTE)                                   370              273            370             273
Shares outstanding                                      107,088           71,562        107,088          71,562
Weighted average shares outstanding - Basic (1)          96,586           71,512         93,682          71,395
Weighted average shares outstanding - Diluted (1)        97,846           72,016         94,834          71,744
Cash Dividends declared                               $       -       $        -      $       -       $       -

(1) Data has been adjusted where applicable to show effect of 1995 5 for 1 stock split

(2) Efficiency ratio calculated as follows: Non-Interest Expense divided by the sum of net interest income (TE) and non-interest income net of gains and losses on securities.

NET INTEREST INCOME

Net interest income is the most significant component of the Company's earnings. Net interest income is the difference between interest income (interest and fees earned on earning assets, primarily loans and securities), and interest expense (interest paid on deposits and other borrowed funds). The net interest margin is this difference expressed as a percentage of average earning assets. Net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities, and interest rates. Although a certain number of these factors can be controlled by management policies and actions, certain other factors, such as the general level of credit demand, Federal Reserve Board monetary policy, and changes in tax law are beyond the control of management.

Net interest income on a fully taxable equivalent basis totaled $9,251,000 for the second quarter of 1998, representing a 47.6% increase over second quarter 1997 net interest income of $6,267,000. The increase in net interest income is primarily the result of the growth in earning assets and the corresponding interest earned on these assets, less the interest paid on the deposits and other liabilities which were obtained to fund the growth in earning assets. Average earning assets for the second quarter of 1998 were $915,665,000 compared to $622,668,000 for the second quarter of 1997, representing a 44.2% increase. The net interest margin for the second quarter of 1998 was 4.10% as compared to 4.08% for the second quarter of 1997.

Interest income, on a fully taxable equivalent basis, for the second quarter of 1998 was $19,321,000 an increase of $5,894,000 from the second quarter of 1997. Increased volume in earning assets accounted for $6,641,000 of this increase while lower rates earned on average earning assets offset this increase by $746,000. Interest and fees on loans represent the primary component of interest income. Average loans outstanding during the second quarter of 1998 were $722,774,000 as compared to $466,941,000 for the second quarter of 1997, representing a 54.8% increase. This increase in loans resulted in total interest and fees on loans for the second quarter ended June 30, 1998 of $16,312,000 representing a 48.0% increase over second quarter 1997 interest and fees on loans of $11,022,000. The increase in loan volume contributed the majority of the increase in total interest earned for the quarter. Total interest earned on securities also increased from $2,234,000 during the second quarter of 1997 to $2,895,000 in the second quarter of 1998.

The growth in loans and other earning assets was primarily funded by increased deposit liabilities. Average deposits outstanding for the second quarter of 1998 were $776,143,000 as compared to $565,152,000 for the second quarter of 1997, representing a 37.3% increase. The increase in the volume of deposit liabilities resulted in an increase in total interest expense on deposits of $2,685,000 from the second quarter of 1997 to the second quarter of 1998. This increase was also affected by an increase in the average rate paid on deposits which increased from 5.38% in the second quarter of 1997 to 5.45% in the second quarter of 1998. Time deposits represent the largest component of total deposit liabilities and average time deposits increased from $448,915,000 during the second quarter of 1997 to $606,457,000 during the second quarter of 1998.

For the six months ended June 30, 1998 net interest income on a fully taxable equivalent basis totaled $17,541,000, representing a 47.6% increase over net interest income of $11,887,000 for the six months ended June 30, 1997. The increase in net interest income is primarily the result of the growth in earning assets and the corresponding interest earned on these assets, less the interest paid on the deposits and other liabilities which were obtained to fund the growth in earning assets. Average earning assets for the six month period ended June 30, 1998 were $858,717,000 compared to $587,688,000 for the six month period ended June 30, 1997, representing a 46.1% increase. The net interest margin for the six month period ended June 30, 1998 was 4.12% as compared to 4.08% for the six month period ended June 30, 1997.

Interest income, on a fully taxable equivalent basis, for the six month period ended June 30, 1998 was $36,913,000, an increase of $11,553,000 from the six month period ended June 30, 1997. Increased volume in earning assets accounted for $11,964,000 of this increase while lower rates earned on average earning assets offset this increase by $411,000. Interest and fees on loans represent the primary component of interest income. Average loans outstanding during the six month period ended June 30, 1998 were $664,372,000 as compared to $443,218,000 for the six month period ended June 30, 1997, representing a 49.9% increase. This increase in loans resulted in increased interest and fees on loans. Interest and fees on loans for the six month period ended June 30, 1998 were $30,855,000 representing a 47.6% increase over six month period ended June 30, 1997 interest and fees on loans of $20,906,000. The increase in loan volume contributed the majority of the increase in total interest earned for the six month period. This increase was partially offset by an decrease in the average rate earned on loans which decreased from 9.51% from the six month period ended June 30, 1997 to 9.37% in the six month period ended June 30, 1998.

The growth in loans and other earning assets was primarily funded by increased deposit liabilities. Average deposits outstanding for the six month period ended June 30, 1998 were $752,413,000 as compared to $530,553,000 for the six month period ended June 30, 1997, representing a 41.8% increase. The increase in the volume of interest bearing liabilities resulted in an increase of $5,899,000 in total interest expense in the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997. This increase was further affected by an increase in the average rate paid on deposits which increased from 5.36% in the six month period ended June 30, 1997 to 5.42% in the six month period ended June 30, 1998. Time deposits represent the largest component of total deposit liabilities and average time deposits increased from $419,807,000 during the six month period ended June 30, 1997 to $584,261,000 for the six month period ended June 30, 1998.

The following table sets forth information regarding average balances, interest income and interest expense, and average rates for the Company's major asset and liability categories, and stockholders' equity. In order to properly compare the effective yield on earning assets, interest income presented in the following table is expressed on a fully taxable equivalent (FTE) basis. Interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax equivalent adjustment is based on a federal income tax rate of 34%.



AVERAGE BALANCES AND INTEREST RATES
(In thousands)

                                           FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                  JUNE 30, 1998                    JUNE 30, 1997
                                          -----------------------------      ---------------------------
                                          AVERAGE               AVERAGE      AVERAGE             AVERAGE
ASSETS                                    BALANCE   INTEREST     RATE        BALANCE   INTEREST   RATE
                                          -------   --------    -------      -------   --------  -------
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                  $ 158,325  $   2,409     6.17%     $ 124,728   $ 1,881   6.12%
Tax-exempt                                  25,163        486     7.83%        18,751       353   7.63%
                                         ---------  ---------  --------     ---------   -------   -----
Total Securities                           183,488      2,895     6.40%       143,479     2,234   6.31%

Loans (1)
Commercial and agricultural                653,913     14,847     9.21%       420,087     9,949   9.60%
Real estate                                 46,381        977     8.54%        27,103       618   9.25%
Installment and other consumer              22,480        488     8.80%        19,751       455   9.34%
                                         ---------  ---------  --------     ---------   -------   -----
Total loans                                722,774     16,312     9.15%       466,941    11,022   9.57%

Federal funds sold                           9,403        114     4.92%        12,248       171   5.66%
Other                                            -          -     0.00%             -         -   0.00%
                                         ---------  ---------  --------     ---------   -------   -----
TOTAL EARNING ASSETS (TE)                  915,665  $  19,321     8.56%       622,668   $13,427   8.75%
                                                    =========     =====                 =======   =====

NONINTEREST EARNING ASSETS
Cash and due from banks                     10,716                              8,309
Premises and equipment                      13,550                              9,842
Allowance for loan loss                     (8,129)                            (4,773)
Accrued interest and other assets           14,614                             10,031
                                         ---------                          ---------
Total Noninterest Earning Assets            30,751                             23,409
                                         ---------                          ---------
TOTAL ASSETS                             $ 946,416                           $646,077
                                         =========                          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits         $  31,549  $     206     2.65%    $   24,326   $   150   2.50%
Savings deposits                            82,711        872     4.28%        54,334       530   3.96%
Time deposits                              606,457      8,600     5.75%       448,915     6,313   5.70%
                                         ---------  ---------  --------     ---------   -------   -----
Total interest-bearing deposits            720,717      9,678     5.45%       527,575     6,993   5.38%

Fed funds purchased                            525          7     5.41%           105         2   7.72%
Repurchase agreements outstanding            3,812         56     5.96%         1,930        29   6.09%
Federal Home Loan Bank borrowing            19,967        256     5.20%         9,424       134   5.77%
Treasury, tax and loan note                    173          2     4.69%           194         2   4.18%
Other borrowings                             3,214         71     8.96%            -          -   0.00%
                                         ---------  ---------  --------     ---------   -------   -----
Total borrowed funds                        27,691        392     5.74%        11,653       166   5.78%
                                         ---------  ---------  --------     ---------   -------   =====
TOTAL INTEREST BEARING LIABILITIES         748,408  $  10,070     5.46%       539,228   $ 7,160  5.39%
                                                    =========  ========                 =======  =====


NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits         55,426                            37,577
Accrued interest and other liabilities       6,381                             3,710
Stockholders' equity                       136,201                            65,562
                                         ---------                          --------


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $ 946,416                         $ 646,077
                                         =========                         =========



NET INTEREST INCOME AND
INTEREST RATE SPREAD (2)                            $   9,251     3.10%                 $ 6,267  3.36%
                                                    =========  ========                 =======  =====

NET INTEREST MARGIN (3)                                           4.10%                           4.08%
                                                               ========                          =====


                                          FOR THE SIX MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                        -------------------------------           ------------------------------
                                                  JUNE 30, 1998                            JUNE 30, 1997
                                        -------------------------------           ------------------------------
                                        AVERAGE                 AVERAGE           AVERAGE                 AVERAGE
ASSETS                                  BALANCE     INTEREST     RATE             BALANCE     INTEREST     RATE
                                        -------     --------    -------           -------     --------    -------
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                 $154,744     $ 4,730     6.16%           $117,232     $   3,550     6.11%
Tax-exempt                                23,629         911     7.77%             16,594           616     7.49%
                                        --------     -------     -----           --------     ---------     -----
Total Securities                         178,373       5,641     6.38%            133,826         4,166     6.28%

Loans (1)
Commercial and agricultural              594,240      27,921     9.48%            397,439        18,824     9.55%
Real estate                               48,192       2,006     8.39%             26,791         1,227     9.24%
Installment and other consumer            21,940         928     8.53%             18,988           855     9.08%
                                        --------     -------     -----           --------     ---------     -----
Total loans                              664,372      30,855     9.37%            443,218        20,906     9.51%

Federal funds sold                        15,892         417     5.29%             10,644           288     5.46%
Other                                         80           -     0.00%                  -             -     0.00%
                                        --------     -------     -----           --------     ---------     -----
TOTAL EARNING ASSETS (TE)                858,717     $36,913      8.67%           587,688     $  25,360     8.70%
                                                     =======     =====                        =========     =====

NONINTEREST EARNING ASSETS
Cash and due from banks                   11,573                                    8,790
Premises and equipment                    13,217                                    9,663
Allowance for loan loss                   (7,648)                                  (4,518)
Accrued interest and other assets         15,211                                    9,458
                                        --------                                 --------
Total Noninterest Earning Assets          32,353                                   23,393
                                        --------                                 --------
TOTAL ASSETS                            $891,070                                 $611,081
                                        ========                                 ========


LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits        $ 30,337     $   416     2.77%           $ 22,703     $    276      2.45%
Savings deposits                          81,701       1,559     3.85%             51,546          998      3.90%
Time deposits                            584,261      16,714     5.77%            419,807       11,840      5.69%
                                        --------     -------     -----           --------     ---------     -----
Total interest-bearing deposits          696,299      18,689     5.41%            494,056        13,114     5.35%

Fed funds purchased                          987          28     5.72%                734            21     5.77%
Repurchase agreements outstanding          3,617         108     6.02%              2,024            61     6.08%
Federal Home Loan Bank borrowing          17,759         460     5.22%              9,537           271     5.73%
Treasury, tax and loan note                  187           4     4.31%                295             6     4.10%
Other borrowings                           1,969          83     8.50%                  -             -     0.00%
                                        --------     -------     -----           --------     ---------     -----
Total borrowed funds                      24,519         683     5.62%             12,590           359     5.75%
                                        --------     -------     -----           --------     ---------     -----
TOTAL INTEREST BEARING LIABILITIES       720,818     $19,372     5.42%            506,646     $  13,473     5.36%
                                                     =======     =====                        =========     =====


NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits       56,114                                   36,497
Accrued interest and other liabilities     6,229                                    3,595
Stockholders' equity                     107,909                                   64,343
                                        --------                                 --------


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $891,070                                 $611,081
                                        ========                                 ========



NET INTEREST INCOME AND
INTEREST RATE SPREAD (2)                              17,541     3.25%                        $  11,887     3.34%
                                                     =======     =====                        =========     =====

NET INTEREST MARGIN (3)                                          4.12%                                      4.08%
                                                                 =====                                      =====


(TE) - Tax Equivalent Basis

(1) Loan balance totals include non-accruals and loan interest total include fees

(2) Interest rate spread is the net of the average rate on interest earning assets and interest bearing liabilities

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets

The following Volume/Rate Variance Analysis table presents, on a fully taxable equivalent basis, an analysis of the change in net interest income for each period and details for each major asset and liability category the extent to which such variances are attributable to changes in volume and changes in rate. Variances which were not specifically attributable to volume or rate have been allocated proportionately between rate and volume using the absolute values of each as a basis for the allocation. Nonaccruing loans were included in the average loan balances used in determining the yields.


VOLUME / RATE VARIANCE ANALYSIS
(In thousands)

                                         FOR THE QUARTERS ENDED                   FOR THE SIX MONTHS ENDED
                                      JUNE 30, 1998 AND JUNE 30, 1997          JUNE 30, 1998 AND JUNE 30, 1997
                                      -------------------------------          -------------------------------
                                             VARIANCE DUE TO                           VARIANCE DUE TO
                                             ---------------                           ---------------
                                      VOLUME        RATE       TOTAL            VOLUME      RATE       TOTAL
                                      ------        ----       -----            ------      ----       -----

INTEREST INCOME (TE)
Loans (including fees)                $ 6,049      $(759)     $ 5,290           $10,421     $(472)     $ 9,949
Securities - Taxable                      508         20          528             1,137        42        1,180
Securities  Tax-exempt                    122         11          133               263        31          295
                                      -------      -----      -------           -------     -----      -------
                 Total Securities         630         31          661             1,401        74        1,475
                                      -------      -----      -------           -------     -----      -------
Fed Funds Sold                            (38)       (18)         (56)              142       (13)         129
Other Earning Assets                        -          -            -                 -         -            -
TOTAL INTEREST INCOME (TE)              6,641       (746)       5,895            11,964      (411)      11,553
                                      -------      -----      -------           -------     -----      -------

INTEREST EXPENSE
Interest-bearing demand deposits           45         12           56                95        46          140
Savings deposits                          282         60          342               584       (23)         561
Time deposits                           2,215         72        2,287             4,652       223        4,874
Total Borrowings                          228         (2)         226               340       (16)         324
                                      -------      -----      -------           -------     -----      -------
TOTAL INTEREST EXPENSE                  2,770        141        2,911             5,670       229        5,899
                                      -------      -----      -------           -------     -----      -------

NET INTEREST INCOME (TE)              $ 3,870      $(887)     $ 2,984           $ 6,293     $(640)     $ 5,654
                                      =======      =====      =======           =======     =====      =======


(TE) - Tax Equivalent Basis

NONINTEREST INCOME

Noninterest income for the second quarter of 1998 was $1,278,000, an increase of $463,000 or 56.81% from the second quarter of 1997. The largest component of noninterest income is service fees. Service fees increased 60.4% from $707,000 for the second quarter of 1997 to $1,134,000 for the second quarter of 1998. The more significant components of services fees are service charges and fees on deposit accounts and mortgage banking revenues. Service charges and fees on deposit accounts increased during this period as a result of the deposit growth of the Company and the corresponding increase in the number of deposit accounts and the services provided to these accounts. Service charges on deposit accounts were $320,000 for the second quarter ending June 30, 1998 as compared to $242,000 for the same period in 1997. Mortgage banking revenues also increased during this time period from $415,000 for the second quarter of 1997 to $675,000 for the second quarter of 1998. The increase in mortgage banking revenue is a result in the increase in the volume of loans closed and sold into the secondary market.

Trust income also increased during the second quarter of 1998 to $100,000 as compared with $58,000 for the second quarter of 1997. Increased trust fees are a result of growth in trust assets and a more aggressive sales program.

Noninterest income for the six month period ended June 30, 1998 was $2,577,000, an increase of $1,153,000 or 80.9% from the second quarter of 1997. The largest component of noninterest income is service fees. Service fees increased 87.6% from $1,255,000 for the second quarter of 1997 to $2,355,000 for the second quarter of 1998. Service charges and fees on deposit accounts and mortgage banking revenue, the largest components of service fees, were $628,000 and $1,522,000 respectively for the six months ended June 30, 1998 as compared to $452,000 and $693,000 for the six month period ended June 30, 1997. Trust income also increased during the six month period ended June 30, 1998 to $164,000 as compared with $110,000 for the second quarter of 1997. The reasons for the increase in noninterest income for the six month period generally followed those described above for the second quarter.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1998 was $5,960,000, an increase of $1,873,000 or 45.9% from the second quarter of 1997. The increase in noninterest expense is primarily a result of the growth of the Company and includes the hiring of additional staff and the opening of new branch facilities. In addition the acquisition costs and ongoing operational expenses related to the acquisition of First Ozaukee Capital Corp., the formation of a de novo bank in Indianapolis, Indiana, and the formation of Marine Trust and Investment Company have resulted in additional operating expenses in the second quarter of 1998 which were not incurred in the second quarter of

1997. Salaries and employee benefits represent the largest component of interest expense. Total salaries and benefits for the second quarter of 1998 were $3,788,000 as compared to $2,421,000 for the second quarter of 1997. The increase in salaries and benefits is a result of hiring additional personnel to staff the new branch facilities and the hiring of additional personnel to adequately manage the growth of the Company. Net occupancy expenses for the second quarter of 1998 were $963,000 as compared to $670,000 for the second quarter of 1997 and this increase is primarily a result of the opening of new branch facilities. Other operating expenses also increased as a result of the growth, from $996,000 for the second quarter of 1997 to $1,209,000 for the second quarter of 1998.

Although total noninterest expenses have increased, the overall operating efficiency of the Company has improved as measured by the overhead efficiency ratio. The overhead efficiency ratio has improved from 57.71% for the quarter ended June 30, 1997 to 56.61% for the quarter ended June 30, 1998.

Noninterest expense for the six month period ended June 30, 1998 was $11,323,000, an increase of $3,350,000 or 42.0% from the six month period ended June 30, 1997. Total salaries and benefits for the six month period ended June 30, 1998 were $6,984,000 as compared to $4,849,000 for the six month period ended June 30, 1997. Net occupancy expenses for the six month period ended June 30,1998 were $1,778,000 as compared to $1,299,000 for the six month period ended June 30, 1997. Other operating expenses also increased from $1,825,000 for the six month period ended June 30, 1997 to $2,561,000 for the six month period ended June 30, 1998. The reasons for the increase in noninterest expenses for the six month period generally followed those described above for the second quarter.

The ratio of noninterest expense to average total assets has improved from 2.61% for the six month period ended June 30, 1997 to 2.54% for the six month period ended June 30, 1998. In addition, the overhead efficiency ratio has improved from 59.90% for the six month period ended June 30, 1997 to 56.28% for the six month period ended June 30, 1998.

The following table summarizes noninterest income and noninterest expenses for the periods indicated.

NONINTEREST INCOME AND EXPENSE
(In thousands)

                                            QUARTERS ENDED                        SIX MONTHS ENDED
                                               JUNE 30,                               JUNE 30,
                                   --------------------------------        -------------------------------
                                     1998       1997    % CHANGE            1998        1997    % CHANGE
                                     ----       ----    --------            ----        ----    --------

NONINTEREST INCOME
Trust Income                        $  100     $   58      72.41%          $   164     $  110      49.09%
Service Fees                         1,134        707      60.40%            2,355      1,255      87.65%
Net realized gain on securities          -          -                            -          -
Other operating income                  44         50     (12.00)%              58         59      (1.69)%
                                    ------     ------      -----           -------     ------      -----

TOTAL NONINTEREST INCOME            $1,278     $  815      56.81%          $ 2,577     $1,424      80.97%
                                    ======     ======      =====           =======     ======      =====


NONINTEREST EXPENSE
Salaries and employee benefits      $3,788     $2,421      56.46%          $ 6,984     $4,849      44.03%
Occupancy expenses, net                963        670      43.73%            1,778      1,299      36.87%
Other operating expenses             1,209        996      21.39%            2,561      1,825      40.33%
                                    ------     ------      -----           -------     ------      -----

TOTAL NONINTEREST EXPENSE           $5,960     $4,087      45.83%          $11,323     $7,973      42.02%
                                    ======     ======      =====           =======     ======      =====

INCOME TAXES

Income tax expense totaled $1,152,000 for the quarter ended June 30, 1998 increasing from $781,000 for the same period in 1997 and reflects effective income tax rates of 35.4% and 32.9% respectively. Income tax expense totaled $2,197,000 for the six months ended June 30, 1998 increasing from $1,069,000 for the same period in 1997 and reflects effective income tax rates of 34.4% and 31.6% respectively. The increase in income tax expense is primarily a result of the growth of the Company and the corresponding increase in taxable income.

SECURITIES

Investment securities increased $38,150,000 or 26.1% from $146,307,000 at June 30, 1997 to $184,457,000 at June 30, 1998. The increase in the securities portfolio is directly related to the growth of the Company. Because the securities portfolio represents one of the primary sources of liquidity for the Company, the size of the portfolio has been increased to maintain a relatively proportionate ratio of securities to assets. The majority of the securities portfolio is comprised of United States Treasury and Government Agency securities. These securities represented approximately 84% of the securities portfolio at June 30, 1998 and June 30, 1997. At June 30, 1998 approximately 39% of the portfolio was designated as available for sale and 61% as held to maturity. These ratios were approximately 34% and 66% respectively at June 30, 1997.

The following table presents a summary of the investment securities portfolio as of the dates indicated.


INVESTMENT SECURITIES SUMMARY
(in thousands)

                                                       JUNE 30, 1998                                   DECEMBER 31, 1997
                                             -----------------------------------             -------------------------------------
                                             Amortized  Net Unrealized     Fair              Amortized   Net Unrealized     Fair
                                               Cost      Gains (losses)    Value               Cost       Gains (losses)   Value
                                             -----------------------------------             -------------------------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Government & Agencies (including
   mortgage-backed securities)                 65,561          411         65,972              49,121           88         49,209
States and political subdivisions               2,905           57          2,962               1,618          261          1,879
Other notes and bonds                             672            -            672                 677            8            685
Federal Home Loan Bank stock                    2,694            -          2,694               2,574            -          2,574

   TOTAL SECURITIES AVAILABLE-FOR-SALE         71,833          468         72,301              53,990          357         54,347
                                              -------        -----        -------             -------        -----        -------


SECURITIES HELD-TO-MATURITY:

U.S. Government & Agencies (including
   mortgage-backed securities)                 88,263          501         88,764              87,552          334         87,886
States and political subdivisions              23,443          301         23,744              18,587          359         18,946
Other notes and bonds                             450            -            450                 450            -            450

   TOTAL SECURITIES HELD-TO-MATURITY          112,156          802        112,958             106,589          693        107,282
                                              -------        -----        -------             -------        -----        -------

      TOTAL SECURITIES                        183,989        1,270        185,259             160,579        1,050        161,629
                                              =======        =====        =======             =======        =====        =======


                                                                                       JUNE 30, 1997
                                                                           -------------------------------------
                                                                           Amortized   Net Unrealized     Fair
                                                                             Cost      Gains (losses)    Value
                                                                           -------------------------------------
SECURITIES AVAILABLE FOR SALE:

U.S. Government & Agencies (including
    mortgage-backed securities)                                              45,426         (85)         45,341
States and political subdivisions                                             1,589         212           1,801
Other notes and bonds                                                           376           -             376
Federal Home Loan Bank stock                                                  2,337           -           2,337

   TOTAL SECURITIES AVAILABLE-FOR-SALE                                       49,728         127          49,855
                                                                            -------        ----         -------


SECURITIES HELD-TO-MATURITY:

U.S. Government & Agencies (including
    mortgage-backed securities)                                              77,537         (63)         77,473
States and political subdivisions                                            17,954          98          18,052
Other notes and bonds                                                           962          (1)            961

   TOTAL SECURITIES HELD-TO-MATURITY                                         96,452          34          96,486
                                                                            -------        ----         -------

      TOTAL SECURITIES                                                      146,180         161         146,341
                                                                            =======        ====         =======

LOANS

The loan portfolio represents the primary earning asset of the Company. Total loans as of June 30, 1998 were $744,978,000, representing a 55.2% increase as compared to total loans outstanding at June 30, 1997. Commercial loans, including commercial and industrial loans, agricultural loans, and commercial real estate loans, represent the largest segment of the loan portfolio and were equal to $562,118,000 or 75.5% of total loans outstanding at June 30, 1998. At June 30, 1997 these numbers were $376,078,000 and 78.3% respectively. The following table sets forth a summary of the loan portfolio, by category, for each of the dates indicated.

 LOAN PORTFOLIO SUMMARY
 (in thousands)
                                          JUNE 30, 1998    DECEMBER 31, 1997    JUNE 30, 1997
                                          -------------    -----------------    -------------
Commercial and industrial                    231,455            197,227            157,370
Agricultural                                   8,258              9,558              7,017
Real estate                                        -                  -                  -
   1-4 family                                 56,430             61,115             42,832
   Commercial                                322,405            263,256            211,691
   Construction                               86,164             52,791             34,238
Consumer loans                                18,931             18,688             14,945
Other                                         21,335             13,593             11,918

   Total gross loans                         744,978            616,228            480,011
                                             -------            -------            -------


Less: Allowance for loan losses                8,429              6,692              5,017
                                             -------            -------            -------

   Net loans                                 736,549            609,536            474,994
                                             =======            =======            =======

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents charges made to earnings in order to maintain an adequate allowance for loan losses ("allowance"). The provision for loan losses was $1,105,000 for the second quarter of 1998 as compared to $465,000 for the second quarter of 1997; and $2,013,000 for the six month period ended June 30, 1998 as compared to $1,692,000 for the six month period ended June 30, 1998. A significant portion of the increase in the provision between each period is due to the growth in the loan portfolio and the Company's desire to maintain an adequate allowance commensurate with this growth. Additional charge-offs and an increase in nonperforming loans also contributed to this increase.

The Company maintains its allowance at a level that is considered sufficient to absorb potential losses in the loan portfolio. The allowance is increased by the provision for loan losses as well as recoveries of previously charged-off loans, and is decreased by loan charge-offs. The provision provides for current loan losses and maintains the allowance at an adequate level commensurate with management's evaluation of the risks inherent in the loan portfolio. A comprehensive analysis of the allowance is performed on a quarterly basis by the Company's loan review department. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. Some of the factors include: past due and nonperforming assets: specific internal analysis of loans requiring special attention; the current level of regulatory classified and criticized assets and the associated risk factors with each; changes in the type and volume of the loan portfolio; net charge-offs; and examinations and review by the Company's independent accountants and internal loan review personnel.

The data collected from these sources is evaluated with regard to current national and local economic trends, prior loss history, underlying collateral values, credit concentrations, and industry risks. An estimate of potential future loss on specific loans is developed in conjunction with an overall risk evaluation of the total loan portfolio.

The following table summarizes the changes in the allowance for loan losses.

ANALYSIS OF ALLOWANCE FOR LOAN LOSS
(In thousands)

                                         FOR THE QUARTERS ENDED JUNE 30,              FOR THE SIX MONTHS ENDED JUNE 30,
                                         ------------------------------                -----------------------------
                                            1998                1997                       1998               1997
                                         -----------         ----------                -----------         ---------

BEGINNING BALANCE                         $   7,622          $   4,327                  $   6,692          $   4,058


LOANS CHARGED OFF                              (337)               (39)                      (347)            (1,001)
                                                  -                  -                          -                  -
                                          ---------          ---------                  ---------          ---------

TOTAL CHARGE-OFFS                              (337)               (39)                      (347)            (1,001)
                                          ---------          ---------                  ---------          ---------


CHARGE-OFFS RECOVERED                            39                264                         71                268
                                          ---------          ---------                  ---------          ---------

TOTAL RECOVERIES                                 39                264                         71                268
                                          ---------          ---------                  ---------          ---------

Adjustment incident to acquisition                -                  -                          -                  -
Net loans charged-off                          (298)               225                       (276)              (733)
Current year provision                        1,105                465                      2,013              1,692
                                          ---------          ---------                  ---------          ---------


ENDING BALANCE                            $   8,429          $   5,017                  $   8,429          $   5,017
                                          =========          =========                  =========          =========



Ending Loan Balance                       $ 744,978          $ 480,011                  $ 744,978          $ 480,011

Ratio of allowance to ending loan
balance                                        1.13%              1.05%                      1.13%              1.05%

Average loans                             $ 722,774          $ 466,941                  $ 664,372          $ 443,218

Ratio of net loans charged-off
to average loans                               0.05%              0.01%                      0.05%              0.23%

Ratio of recoveries to
loans charged-off                             11.57%            676.92%                     20.46%             26.77%


At June 30, 1998 the allowance for loan losses was $8,429,000, equal to 1.13% of total loans outstanding. These numbers were $5,017,000 and 1.05% at June 30, 1997. The allowance as a percentage of nonperforming assets was 106.2% at June 30, 1998 and 159.0% at June 30, 1997. Net charge-offs for the second quarter of 1998 were $298,000 or 0.05% of average loans outstanding for the period compared to a net recovery in the second quarter of 1997 equal to $225,000. Net charge-offs for the six month period ended June 30, 1998 were $276,000 or 0.05% of average loans outstanding for the period compared to $733,000 and 0.23% for the six month period ended June 30, 1997.

The Company will continue to monitor the allowance and make future adjustments to the allowance through the provision for loan losses as conditions dictate. Although the Company maintains the allowance at a level that it considers to be adequate to provide for the inherent risk of loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions will not be required in the future. In addition, the Company's determination as to the adequacy of the allowance is subject to review by the FDIC and state banking agencies, as part of their examination process, which may result in an additional provision to the allowance upon completion of their examination.

NONPERFORMING LOANS AND ASSETS

Nonperforming assets, including loans past due 90 or more days, totaled $7,934,000 at June 30, 1998, representing 1.06% of total loans outstanding compared to $3,155,000 and 0.66% as of June 30, 1997. Nonaccrual loans were the largest component of nonperforming assets at June 30, 1998, and increased from $1,101,000 at June 30, 1997 to $4,954,000 at June 30, 1998. This increase is primarily as a result of the deterioration of the financial condition of two borrowers. As of each reporting period noted above, no assets other than loans were classified as nonperforming. The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated.


NONPERFORMING ASSETS
(In thousands)




PRINCIPAL BALANCE                                       JUNE 30, 1998     DECEMBER 31, 1997   JUNE 30, 1997
------------------------------------------------        -------------     -----------------   -------------
Nonaccrual                                                 $ 4,954            $ 1,841            $ 1,101
Restructured                                                     -                  -                  -
90 days or more past due                                     2,699              1,349              1,920
Other real estate owned                                        281                281                134
                                                           -------            -------            -------

TOTAL NONPERFORMING ASSETS                                 $ 7,934            $ 3,471            $ 3,155
                                                           =======            =======            =======

Nonperforming assets as a percent of total loans              1.06%              0.52%              0.66%

Allowance as a percent of
nonperforming assets                                        106.24%            209.78%            159.02%

DEPOSITS

At June 30, 1998 total deposits were equal to $805,815,000, representing a 38.7% increase from total deposits of $580,946,000 at June 30, 1997. Time deposits represent the largest component of deposits and were equal to $629,936,000, or 78% of total deposits at June 30, 1998. These numbers were $465,588,000 and 80%, respectively at June 30, 1997. At June 30, 1998 demand deposits were equal to $59,133,000, NOW accounts were equal to $27,891,000 and savings deposits were equal to $88,855,000. These numbers were $39,832,000, $21,699,000 and
$53,827,000, respectively at June 30, 1997. Additional information regarding average balances and rates paid on deposits is contained in the Average Balances and Interest Rates table contained elsewhere within this document.

OTHER BORROWINGS

Other borrowings consisted mainly of borrowings from the Federal Home Loan
Bank of Chicago, federal funds purchased and repurchase agreements. Total other borrowings were $20,972,000 at June 30, 1998 and $11,360,000 at June 30, 1997.
Other borrowings represented approximately 2% of total assets at June 30, 1998 and June 30, 1997.


CAPITAL

The Company and its subsidiary banks are subject to risk based capital guidelines which have been established by the regulatory authorities. These risk based capital guidelines establish minimum capital ratios in order to assess the capital adequacy of banks and bank holding companies. The Company's risk based capital ratios at June 30, 1998, December 31, 1997 and June 30, 1997 are contained in the following table. As contained within the table, the Company's capital levels are substantially in excess of the required regulatory minimums.

RISK-BASED CAPITAL RATIOS
(In thousands)

                                                            JUNE 30, 1998               DECEMBER 31, 1997         JUNE 30, 1997
                                                        ------------------------    ------------------------   --------------------

                                                          AMOUNT        RATIO         AMOUNT     RATIO          AMOUNT       RATIO
                                                        -----------  -----------    ---------- ----------      ---------   ---------

RISK WEIGHTED ASSETS                                    $ 829,126                    $ 669,975                 $ 521,697
                                                        =========                    =========                 =========

AVERAGE ASSETS (Quarter Only) (1)                       $ 946,416                    $ 786,470                 $ 646,077
                                                        =========                    =========                 =========
CAPITAL COMPONENTS
     Stockholders' equity                               $ 137,634                    $ 100,732                 $  66,294
     Less: Intangibles                                     (3,178)                      (3,340)                   (2,041)
     Add/less: Unrealized loss/(gain) on securities          (292)                        (221)                      (85)
                                                        ---------                    ---------                 ---------
TIER 1  CAPITAL                                           134,164                       97,171                    64,168
     Allowable allowance for loan losses                    8,429                        6,692                     5,017
                                                        ---------                    ---------                 ---------

TOTAL RISK-BASED CAPITAL                                $ 142,593                    $ 103,863                 $  69,185
                                                        =========                    =========                 =========


TIER 1 CAPITAL
     As of Quarter ending                               $ 134,164         16.18%     $  97,171   14.50%        $  64,168     12.30%

     Minimum Required                                      33,165          4.00%        26,799    4.00%           20,868      4.00%
                                                        ---------         -----      ---------   -----         ---------      ----

    Amount in Excess of Minimum                         $ 100,999         12.18%     $  70,372   10.50%        $  43,300      8.30%
                                                        =========         =====      =========    ====         =========      ====

TOTAL RISK-BASED CAPITAL
     As of Quarter ending                               $ 142,593         17.20%     $ 103,863   15.50%        $  69,185     13.26%

     Minimum Required                                      66,330          8.00%        53,598    8.00%           41,736      8.00%
                                                        ---------         -----      ---------   -----         ---------      ----

    Amount in Excess of Minimum                         $  76,263          9.20%     $  50,265    7.50%        $  27,449      5.26%
                                                        =========         =====      =========    ====         =========      ====

LEVERAGE RATIO
     As of Quarter ending                               $ 134,164         14.18%     $  97,171   12.36%        $  64,168      9.93%

     Minimum Required                                      37,857          4.00%        31,459    4.00%           25,843      4.00%
                                                        ---------         -----      ---------   -----         ---------      ----

    Amount in Excess of Minimum                         $  96,307         10.18%     $  65,712    8.36%        $  38,325      5.93%
                                                        =========         =====      =========    ====         =========      ====


(1) Average Assets as calculated for Risk-Based Capital (Deductions include current period balances for goodwill and intangible assets)

LIQUIDITY

Proper liquidity management ensures that the Company has adequate funds available to fund various commitments, including loan demand, deposit withdrawals, and other obligations and opportunities, in a timely manner. The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee which estimates, measures, and monitors the sources and uses of funds and the Company's liquidity position. The Company's sources of funding and liquidity includes both asset and liability components. The Company's funding requirements are primarily met by the inflow of funds from deposit growth and to a much lesser extent, by the inflow of funds from other borrowings. Additional funding is provided by the repayment and maturities of loans and investments. Additional sources of liquidity include cash and cash equivalents, Federal funds sold, and investment securities. The statements of cash flows contained in the consolidated financial statements provide an indication of the sources and uses of cash as well as an indication of the ability of the Company to meet its liquidity needs. Through proper management and the development of various sources of funding, the Company has been able to adequately meet its liquidity needs and expects that these needs will be met in the future.

YEAR 2000

The Company utilizes and is dependent upon data processing systems and hardware in every aspect of it's ongoing operation. Successfully addressing Year 2000 issues is of the highest importance to management. Although the nature of the problem is such that there can be no complete assurance it will be successfully resolved, a risk mitigation program is well under way. Year 2000 capability of mission critical systems has been assessed. The main banking application software and the computer hardware and operating system are Year 2000 compliant. All other critical systems have been systematically identified for renovation or replacement. A comprehensive testing plan has been implemented, with testing of all critical systems to be completed by year-end 1998. Contingency plans have been developed to address any system failures.

The company is also contacting borrowing customers to ascertain their level of Year 2000 preparedness. A risk assessment will be performed, and an appropriate provision made for any possible losses.

The estimated expense of the Company's Year 2000 project will not have a material impact on earnings.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.

Forward-looking statements are identified by statements containing words and phrases such as "projected," "we are confident," "should be," "will be," "predicted," "believed," "planned," "expect," "estimate," "anticipate," and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the operations of the Company and its subsidiaries and the business environment which could change at any time and which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There are inherent difficulties in predicting important factors that may affect the accuracy of such statements. Potential risks and uncertainties that may affect the operations, performance, development, and results of the business of the Company and its subsidiaries include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company's subsidiary banks operate; (b) changes in the legislative and regulatory environment that negatively impact the Company and its subsidiaries through increased operating expenses; (c) interest rates, monetary and fiscal policies; (d) increased competition from other financial and non-financial institutions; (e) the impact of technological advances; and (f) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company and its subsidiaries do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

As described in the amended Form 10, filed on June 25, 1998, the Company manages its interest rate risk through measurement techniques which include simulation of earnings and gap analysis.

The following table illustrates the period and cumulative Interest Sensitivity Gap for December 31, 1997 and June 30, 1998.



CENTRAL ILLINOIS BANCORP, INC.
REPRICING INTEREST RATE SENSITIVITY ANALYSIS
JUNE 30, 1998
                                            1-3          4-6           7-12          2-5          Over 5
(In thousands)                             Months       Months         Months       Years         Years        Total
----------------------------------------------------------------------------------------------------------------------
December 31, 1997
--------------------------------------
Interest sensitivity GAP (by period)       $10,400     ($38,858)     ($ 55,994)     $184,524     $ 30,388     $130,460
Interest sensitivity GAP (cumulative)       10,400      (28,458)       (84,452)      100,072      130,460      130,460
======================================================================================================================
June 30, 1998
--------------------------------------
Interest sensitivity GAP (by period)       $89,934     ($40,134)     ($125,413)     $205,685     $ 37,620     $167,692
Interest sensitivity GAP (cumulative)       89,934       49,800        (75,613)      130,072      167,692      167,692
======================================================================================================================

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in short term U.S. prime rates as of interest December 31, 1997 and June 30, 1998.

CENTRAL ILLINOIS BANCORP, INC.
FUTURE EARNINGS INTEREST RATE SENSITIVITY ANALYSIS
JUNE 30, 1998
                                                       Basis point changes
                                               +200       -200     +100    -100
---------------------------------------------------------------------------------
December 31, 1997
----------------------------------------------
Net Interest Income change over one year        1.19%    -2.46%     .59%   -1.21%
==============================================
June 30, 1998
----------------------------------------------
Net Interest Income change over one year        3.81%    -4.84%    1.91%   -2.37%
=================================================================================

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to , nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a.    Not Applicable

b.    Not Applicable

c. Information regarding equity securities sold by the Company during the period covered by this Form 10-Q, that were not registered under the Securities Act has previously been reported within the amended Form 10 filed by the Company on June 25, 1998 and is incorporated by reference herein. The proceeds of the offering were used to pay off Company debt, provide additional capital to certain of the Company's subsidiaries, and as working capital

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.       The Company held its Annual Meeting of Shareholders on April 30, 1998.

b.       Matters related to the election of Directors

         Votes cast for the election of four Directors to serve for a term of three years were as follows:

                                                                                         Broker
         Director                   For              Against           Abstentions      Non-vote
         ------------------         --------         ---------         -----------      -------
         Norman Baker               76,447           90                223              0
         W. Scott Blake             76,447           90                223              0
         Dean Katsaros              76,447           90                223              0
         Donald Trilling            76,447           90                223              0

         Votes cast for the election of Mr. John Bean to the Board of Directors to the serve the remaining two year term of the Board vacancy created by the resignation of Mr. David Sinow were as follows:

                                                                        Broker
                  For               Against          Abstentions       Non-vote
                  ---               -------          -----------       --------
                  75,551            477              732               0

         The continuing Directors of the Company whose seats were not up for election at the annual meeting are as follows:

                  Jose Araujo                        Steven Hillard
                  Jerry Maahs                        J. Michael Straka
                  Howard Zimmerman

c.       Other Matters

         Votes cast to adopt the amended and restated Articles of Incorporation of the Company were as follows:

                                                                        Broker
                  For               Against          Abstentions       Non-vote
                  ---               -------          -----------       --------
                  76,234            175              351               0

         Votes cast to adopt the amended and restated By-laws of the Company were as follows:

                                                                        Broker
                  For               Against          Abstentions       Non-vote
                  ---               -------          -----------       --------
                  76,234            175              351               0

         Votes cast to approve the Non-qualified Employee Stock Option Plans dated April 30, 1997, August 18, 1997, August 20, 1997, September 24, 1997 and February 25, 1998 were as follows:

                                                                        Broker
                  For               Against          Abstentions       Non-vote
                  ---               -------          -----------       --------
                  74,060            1,453            1,247             0

         Votes cast to approve the Non-qualified Director Stock Option Plan dated February 25, 1998 for the Directors of the Company were as follows:


                                                                        Broker
                  For               Against          Abstentions       Non-vote
                  ---               -------          -----------       --------
                  73,870            1,788            1,102             0

         Votes cast to approve the Non-qualified Director Stock Option Plan dated February 25, 1998 for the Directors of the Company's subsidiaries were as follows:

                                                                        Broker
                  For               Against          Abstentions       Non-vote
                  ---               -------          -----------       --------
                  73,846            1,752            1,162             0

         Votes cast to ratify the appointment by the Board of Directors of Striegel Knobloch & Company as auditors for the Company for 1998 were as follows:

                                                                        Broker
                  For               Against          Abstentions       Non-vote
                  ---               -------          -----------       --------
                  76,173            180              407               0

         Votes cast to approve the amendments to all previously issued Director Stock Option Plans were as follows:

                                                                        Broker
                  For               Against          Abstentions       Non-vote
                  ---               -------          -----------       --------
                  76,760            0                0                 0





Item 5. OTHER INFORMATION

a. On July 8, 1998, the company merged two of its wholly-owned subsidiary banks, Central Illinois Bank and Central Illinois Bank MC. Central Illinois Bank MC was the surviving entity and has changed its name to Central Illinois Bank.

b. On July 16, 1998 the Company purchased the deposits and certain assets of the Gurnee, Illinois, Branch of Argo Federal Savings, FSB. Total deposits acquired approximates $13,000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit 11 - Statement Re Computation of Earnings Per Share
         Exhibit 27 - Financial Data Schedule

b.       No reports on Form 8-K have been filed during the quarter ended
         June 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Central Illinois Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of August 1998.


/s/   STEVEN T. KLITZING
--------------------------
Steven T. Klitzing
Senior Vice President,
Chief Financial Officer and duly authorized Officer


                                  EXHIBIT INDEX

The following exhibits have been filed herewith:

Exhibit
Number                 Description
------                 -----------
11                     Statement Re Computation of Earnings Per Share
27                     Financial Data Schedule