Form 10-Q
period 1998-09-30
CENTRAL ILLINOIS BANCORP INC
filed 1998-11-16
CIK 861955

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)
[ X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                              ----------------------------------
                                               or
[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  -----------------
Commission file number                000-24149
                      ------------------------------------------

                         Central Illinois Bancorp, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               Illinois                                     37-120359
 --------------------------------------------------------------------------
 (State or other jurisdiction of incorporation            (IRS Employer
        or organization)                                 Identification No.)

                N27 W24025 Paul Court, Pewaukee, Wisconsin 53072
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 695-6010
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                 2913 W. Kirby Avenue, Champaign, Illinois 61821
              ----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X              No
      ---------             ---------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes              No
    ------------    -----------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At November 12, 1998 the Company had 107,153 shares of $1.00 par value common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                         CENTRAL ILLINOIS BANCORP, INC.
                          Consolidated Balance Sheets
                  (dollars in thousands, except share amounts)



                   ASSETS
                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    1998                 1997
                                                                 (UNAUDITED)
                                                                -------------        ------------
Cash and due from banks                                           $   12,206           $   9,774
Securities available for sale at fair value                           85,275              54,347
Securities to be held to maturity (approximate
          fair value of $121,916, $107,282 and
          $101,618, respectively                                     123,295             106,589
Federal funds sold                                                     1,150                  --
Loans - net of allowance for loan losses of
          $9,752, $6,692 and $6,134, respectively                    816,127             609,536
Premises and equipment - net                                          15,437              12,607
Other assets                                                          17,940              14,470
                                                                  ==========            ========
           Total Assets                                           $1,071,430            $807,323
                                                                  ==========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
          Deposits:
                  Demand                                          $   71,935           $  54,474
                  NOW accounts                                        31,711              31,875
                  Savings                                             97,694              64,812
                  Time                                               698,208             531,669
                                                                   ---------            --------
            Total Deposits                                           899,548             682,830

          Federal funds purchased and repurchase agreements            3,712              12,886
          Other borrowings                                            20,067               5,434
          Accrued interest and other liabilities                       7,444               5,441
                                                                  ----------            --------
                  Total Liabilities                                  930,771             706,591
                                                                  ----------            --------

Stockholders' Equity:
          Common stock, par value $1; 50,000,000 shares
                  authorized, 107,088,  90,735 and 71,985
                  issued and outstanding, respectively                   107                  91
          Capital surplus                                            118,874              86,241
          Retained earnings                                           20,892              14,179
          Accumulated other comprehensive income                         786                 221
                                                                  ----------            --------
                  Total Stockholders' Equity                         140,659             100,732
                                                                  ==========            ========
                  Total Liabilities and Stockholders' Equity      $1,071,430            $807,323
                                                                  ==========            ========

                                                                CENTRAL ILLINOIS BANCORP, INC.
                                                  Consolidated Statements of Income and Comprehensive Income
                                                         (dollars in thousands, except share amounts)
                                                                         (Unaudited)


                                                        QUARTER ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                             1998          1997                1998             1997
                                                           --------      --------            --------         --------
Interest Income:
          Interest and fees on loans                       $ 18,543      $ 12,156            $ 49,305         $ 33,009
          Interest and dividends on securities
                  Taxable                                     2,483         1,922               7,109            5,382
                  Tax-exempt                                    357           242                 958              649
                  Dividends                                      45            39                 149              129
          Interest on Federal Funds Sold                        171           181                 588              469
                                                           --------      --------            --------         --------
                  Total Interest Income                      21,599        14,540              58,109           39,638
                                                           --------      --------            --------         --------

Interest Expense:
          Deposits                                           10,799         7,919              29,488           21,033
          Federal Funds purchased and
                  repurchase agreements                          69            25                 202              107
          Other borrowed funds                                  247            82                 795              359
                                                           --------      --------            --------         --------
                  Total Interest Expense                     11,115         8,026              30,485           21,499
                                                           --------      --------            --------         --------

                  Net Interest Income                       10,484          6,514              27,624           18,139
Provision for Loan Losses                                    1,383          1,132               3,396            2,824
                                                          --------       --------            --------         --------
          Net interest income after provision
                  for loan losses                            9,101          5,382              24,228           15,315
                                                          --------       --------            --------         --------

Noninterest Income
          Trust                                                 86             65                 250              175
          Service fees                                       1,177            789               3,532            2,044
          Securities gains (losses)                            133             21                 133               21
          Other                                                 12              1                  68               60
                                                          --------       --------            --------         --------
                  Total Other Income                         1,408            876               3,983            2,300
                                                          --------       --------            --------         --------

Noninterest Expenses:
          Salaries and employees benefits                    4,145          2,654              11,129            7,503
          Occupancy expenses, net                            1,177            726               2,955            2,026
          Other operating expenses                           1,333          1,058               3,894            2,882
                                                          --------       --------            --------         --------
                  Total Other Expenses                       6,655          4,438              17,978           12,411
                                                          --------       --------            --------         --------

                  Income before income taxes                 3,854          1,820              10,233            5,204

Income tax expense                                           1,323            548               3,520            1,617
                                                          --------       --------            --------         --------
          Net Income                                         2,531          1,272               6,713            3,587
                                                          --------       --------            --------         --------

Other Comprehensive Income, net of tax:  Unrealized
gains (losses) on securities:
          Unrealized holding gains (losses)
                  arising during period (net of tax of
                  $354, $80, $398 and $176, respectively      576             130                 647              286
          Less reclassification adjustment for
                  gains (losses) included in net income        82              13                  82               13
                                                          --------       --------            --------         --------

          Other comprehensive income (loss)                   494             117                 565              273
                                                          --------       --------            --------         --------

          Comprehensive Income                            $ 3,025         $ 1,389             $ 7,278          $ 3,860
                                                          ========       ========            ========         ========

Earnings per share (net income):
          Basic                                           $ 23.63         $ 17.73             $ 68.36          $ 50.16
                                                          ========       ========            ========         ========
          Diluted                                         $ 23.29         $ 17.59             $ 67.52          $ 49.88
                                                          ========       ========            ========         ========


                                           Central Illinois Bancorp, Inc.
                             Consolidated Statements of Changes in Stockholders' Equity
                            For the Nine Month Period Ended September 30, 1998 and 1997
                                    (dollars in thousands, except share amounts)
                                                    (unaudited)


                                                                                           Accumulated
                                                                                           Other
                                                          Par       Capital   Retained     Comprehensive
                                               Shares    Value      Surplus   Earnings     Income            Total
                                              --------   -----     --------   --------     -------------   ---------
Balance, December 31, 1997                     90,735     $ 91     $ 86,241    $14,179           $ 221     $ 100,732

Comprehensive Income:
Net Income                                                                       6,713                         6,713
Other comprehensive Income, net of tax:
Unrealized gains on securities, net of
reclassification adjustment                                                                        565           565
                                                                               -------           -----     ---------
Comprehensive Income:                                                             6713             565          7278
                                                                               -------           -----     ---------
Capital Issuance                               16,320        16      32,583                                   32,599
Exercise of stock options, net of tax              33                    50                                       50
                                              -------     -----    --------    -------           -----     ---------
Balance, September 30, 1998                   107,088     $ 107    $118,874    $20,892           $ 786       140,659
                                              =======     =====    ========    =======           =====     =========

Balance, December 31, 1996                     67,399        67      49,332      8,903             (71)       58,231

Comprehensive Income:
Net Income                                                                       3,587                         3,587
Other comprehensive income, net of tax:
Unrealized gains on securities, net of
reclassification adjustment                                                                        273           273
                                                                               -------           -----     ---------
Comprehensive Income:                                                            3,587             273         3,860
                                                                               -------           -----     ---------

Capital issuance                                4,063         4       5,452                                    5,456
Exercise of stock options, net of tax             523         1         530                                      531
                                              -------     -----    --------    -------           -----     ---------
Balance, September 30, 1997                    71,985     $  72    $ 55,314    $12,490           $ 202      $ 68,078
                                              =======     =====    ========    =======           =====     =========

                                                Central Illinois Bancorp, Inc.
                                              Consolidated Statement of Cash Flows
                                  For the Nine Month Period Ended September 30, 1998 and 1997
                                         (dollars in thousands, except share amounts)
                                                          (unaudited)

                                                                             Nine months ended
                                                                    September 30,       September 30,
                                                                        1998                1997
                                                                    -------------       -------------
Net cash provided (used) by operating activities                      $   9,806          $   6,389
                                                                      ---------          ---------

Cash flows from investing activities: Net (increase) decrease in:
               Securities                                               (46,815)           (48,253)
               Loans                                                   (209,793)          (140,094)
               Federal funds sold                                        (1,150)           (24,600)
        Capital expenditures                                             (3,647)            (2,922)
        Increase in goodwill                                               (795)            (1,445)
                                                                      ---------          ---------

               Net cash provided (used) by investing activities        (262,200)          (217,314)
                                                                      ---------          ---------

Cash flows from financing activities: Net increase (decrease) in:
               Demand, NOW and savings accounts                          50,179             41,253
               Certificates of deposit                                  166,539            162,765
               Repurchase agreements and Federal funds purchased         (9,174)           (12,046)
               Net proceeds from other borrowings                        14,633              7,915
               Proceeds from capital issuance                            32,649              5,987
                                                                      ---------          ---------

               Net cash provided (used) by financing activities         254,826            205,874
                                                                      ---------          ---------

Net increase (decrease) in cash and cash equivalents                      2,432             (5,051)

Cash and cash equivalents at beginning of period                          9,774             16,437
                                                                      ---------          ---------

Cash and cash equivalents at end of period                            $  12,206          $  11,386
                                                                      =========          =========

                         CENTRAL ILLINOIS BANCORP, INC.
                   Notes to Consolidated Financial Statements
                          September 30, 1998 and 1997
                  (dollars in thousands, except share amounts)



Note 1 - Basis of Presentation:

         The accompanying financial statements are unaudited, except as to the financial statements at and for the fiscal year ended December 31, 1997.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in Central Illinois Bancorp, Inc.'s ("Company") Form 10, as amended, which was filed on June 25, 1998. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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

Note 3 - Accounting Matters:

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements. The Company adopted SFAS 131 on January 1, 1998 and is currently evaluating its operations to determine the appropriate disclosures with respects to SFAS No. 131.

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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that due to non-use of derivative instruments, the adoption of SFAS No. 133 will not have any significant effect on the results of operations.

Note 4 - Acquisition:

         On July 16, 1998, the Company assumed the deposits and purchased certain assets of the Gurnee, Illinois, Branch of Argo Federal Savings, FSB. Total deposits assumed were $13,249.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of Central Illinois Bancorp, Inc.'s (the "Company") results of operations and financial condition for the quarter and nine months ended September 30, 1998 as compared to the same periods in 1997. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as the amended Form 10 which was filed by the Company on June 25, 1998.

OVERVIEW

Net income for the third quarter of 1998 was $2,531,000 as compared to $1,272,000 for the third quarter of 1997, representing a 99.0% increase. Basic and diluted earnings per share were $23.63 and $23.29, respectively for the three months ended September 30, 1998 as compared to $17.73 and $17.59, respectively for the three months ended September 30, 1997. Basic earnings per share increased 33.3% from the quarter ended September 30, 1997 to the quarter ended September 30, 1998 and diluted earnings per share increased 32.4% for the same period. The return on average assets for the third quarter ended September 30, 1998 was 0.97% as compared to 0.73% for the third quarter ended September 30, 1997. The return on average equity for the third quarter ended September 30, 1998 was 7.18% as compared to 7.46% for the third quarter ended September 30, 1997.

Net income for the nine months ended September 30, 1998 was $6,713,000 as compared to $3,587,000 for the nine months ended September 30, 1997, representing an 87.1% increase. Basic and diluted earnings per share were $68.36 and $67.52, respectively for the nine months ended September 30, 1998 as compared to $50.16 and $49.88, respectively for the nine months ended September 30, 1997. Basic earnings per share increased 36.3% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 and diluted earnings per share increased 35.4% for the same period. The return on average assets for the nine months ended September 30, 1998 was 0.96% as compared to 0.75% for the nine months ended September 30, 1997. The return on average equity for the nine months ended September 30, 1998 was 7.56% as compared to 7.13% for the nine months ended September 30, 1997.

The increase in net income is primarily a result of the growth of the Company. Total assets increased 32.7% from $807 million at December 31, 1997 to $1.07 billion at September 30, 1998. This growth is a result of the Company's continuing strategy of hiring experienced professionals who have been able to generate increased loan volume for the Company at its new and existing facilities. During the nine month period ended September 30, 1998 the Company hired additional experienced professionals to manage the six new banking facilities established during this period, including a de novo bank in Indianapolis, a separate branch facility in Indianapolis, two branch facilities in the Milwaukee area and two branch facilities in the Chicago area, including the assumption of the deposit liabilities of the Gurnee, Illinois branch facility of Argo Federal Savings, FSB. Details regarding prior acquisitions and branches are contained in the Company's Form 10, as amended, filed on June 25, 1998 and also in the Company's June 30, 1998 Form 10-Q.

The following table presents selected consolidated financial information for the Company.

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share amounts)

                                                   Quarters Ended September 30,        Nine Months Ended September 30,
                                                   ----------------------------        -------------------------------
                                                     1998               1997             1998                  1997
                                                   --------           --------         --------              --------
                  SUMMARY OF OPERATIONS
Interest income - tax equivalent                   $ 21,826           $ 14,712         $ 58,739              $ 40,071
Interest expense                                     11,115              8,026           30,485                21,499
                                                   --------           --------         --------              --------

Net interest income - tax equivalent                 10,711              6,686           28,254                18,572
Tax equivalent adjustment                              (227)              (172)            (630)                 (433)
                                                   --------           --------         --------              --------

Net interest income                                  10,484              6,514           27,624                18,139
Provision for loan losses                             1,383              1,132            3,396                 2,824
                                                   --------           --------         --------              --------

Net interest income after provision
for loan losses                                       9,101              5,382           24,228                15,315

Noninterest income                                    1,408                876            3,983                 2,300
Noninterest expenses                                  6,655              4,438           17,978                12,411
                                                   --------           --------         --------              --------

Income before income taxes                            3,854              1,820           10,233                 5,204
Income tax expense                                    1,323                548            3,520                 1,617
                                                   --------           --------         --------              --------

NET INCOME                                         $  2,531           $  1,272         $  6,713              $  3,587
                                                   ========           ========         ========              ========

                  PER SHARE DATA (1)

Earnings per share - Basic                         $  23.63           $  17.73         $  68.36              $  50.16
Earnings per share - Diluted                          23.29              17.59            67.52                 49.88
Cash dividends                                            -                  -                -                     -
Book Value per share                               1,313.49             945.72


                                                                  At and for the                      At and for the
                                                                  Quarters Ended,                   Nine Months Ended,
                                                       -----------------------------------    ---------------------------------
                                                       September 30,         September 30,    September 30,       September 30,
                                                            1998                 1997             1998                1997
                                                       -------------        --------------    -------------       -------------
               SELECTED ACTUAL BALANCES
Total assets                                           $ 1,071,430           $ 762,088
Earning assets                                           1,035,599             731,809
Investment securities available -for-sale                   85,275              59,572
Investment securities held-to-maturity                     123,295             101,039
Loans                                                      825,879             546,598
Allowance for loan losses                                   (9,752)             (6,134)
Total deposits                                             899,548             671,507
Noninterest-bearing demand deposits                         71,935              43,723
Interest-bearing demand deposits                            31,711              25,425
Savings deposits                                            97,694              82,188
Time deposits                                              698,209             520,171
Other borrowings                                            23,779              17,430
Stockholders' equity                                       140,659              68,078


               SELECTED AVERAGE BALANCES
Total assets                                           $ 1,034,457           $ 691,418           $ 939,579            $ 640,947
Earning assets                                             997,661             664,266             905,564              614,535
Securities                                                 193,042             147,786             183,317              139,523
Loans                                                      792,086             502,377             707,411              463,155
Allowance for loan losses                                   (9,084)             (5,401)             (8,132)              (4,816)
Total deposits                                             864,010             611,861             789,972              558,894
Noninterest-bearing demand deposits                         64,052              40,134              58,800               38,664
Interest-bearing demand deposits                            31,840              24,351              30,843               23,259
Savings deposits                                            93,799              55,074              85,778               52,734
Time deposits                                              674,319             492,302             614,551              444,237
Other borrowings                                            24,238               6,634              24,434               10,608
Stockholders' equity                                       139,913              67,665             118,684               67,265

           RATIOS BASED ON AVERAGE BALANCES
Loans to deposits                                            91.68%              82.11%              89.55%               82.87%
Return on average assets                                      0.97%               0.73%               0.96%                0.75%
Return on average equity                                      7.18%               7.46%               7.56%                7.13%
Dividend payout ratio                                         0.00%               0.00%               0.00%                0.00%
Leverage capital ratio                                       13.27%               8.80%              14.56%               10.03%
Efficiency ratio   (2)                                       55.52%              58.85%              56.00%               59.52%

                      OTHER DATA
Number of employees (FTE)                                      384                 310                 384                  310
Shares outstanding                                         107,088              71,985             107,088               71,985
Weighted average shares outstanding - Basic (1)            107,088              71,757              98,199               71,517
Weighted average shares outstanding - Diluted (1)          108,673              72,329              99,421               71,908
Cash Dividends declared                                $         -           $       -           $       -            $       -

[FN]

 (1) Data has been adjusted where applicable to show effect of 1995 5 for 1 stock split

 (2) Efficiency ratio calculated as follows:   Non-Interest Expense divided by
    the sum of net interest income (TE) and non-interest income net of gains and losses on securities.

RESULTS OF OPERATIONS

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

Net interest income on a fully taxable equivalent basis totaled $10,711,000 for the third quarter of 1998, representing a 60.2% increase over third quarter 1997 net interest income of $6,686,000. The increase in net interest income is primarily the result of the growth in earning assets and the corresponding interest earned on these assets, less the interest paid on the deposits and other liabilities which were obtained to fund the growth in earning assets. Average earning assets for the third quarter of 1998 were $997,661,000 compared to $664,266,000 for the third quarter of 1997, representing a 50.2% increase. The net interest margin for the third quarter of 1998 was 4.26% as compared to 3.99% for the third quarter of 1997.

Interest income, on a fully taxable equivalent basis, for the third quarter of 1998 was $21,826,000 an increase of $7,114,000 from the third quarter of 1997. Increased volume in earning assets accounted for $7,661,000 of this increase while lower rates earned on average earning assets offset this increase by $547,000. Interest and fees on loans represent the primary component of interest income. Average loans outstanding during the third quarter of 1998 were $792,086,000 as compared to $502,377,000 for the third quarter of 1997, representing a 57.7% increase. This increase in loans resulted in total interest and fees on loans for the third quarter ended September 30, 1998 of $18,586,000 representing a 52.3% increase over third quarter 1997 interest and fees on loans of $12,203,000. The increase in loan volume contributed the majority of the increase in total interest earned for the quarter. Total interest earned on securities also increased from $2,328,000 during the third quarter of 1997 to $3,069,000 in the third quarter of 1998.

The growth in loans and other earning assets was primarily funded by increased deposit liabilities. Average deposits outstanding for the third quarter of 1998 were $864,010,000 as compared to $611,861,000 for the third quarter of 1997, representing a 41.2% increase. The increase in the volume of deposit liabilities resulted in an increase in total interest expense on deposits of $3,091,000 from the third quarter of 1997 to the third quarter of 1998. This increase was partially offset by a decrease in the average rate paid on deposits which decreased from 5.50% in the third quarter of 1997 to 5.36% in the third quarter of 1998. Time deposits represent the largest component of total deposit liabilities and average time deposits increased from $492,302,000 during the third quarter of 1997 to $674,319,000 during the third quarter of 1998.

For the nine months ended September 30, 1998 net interest income on a fully taxable equivalent basis totaled $28,254,000, representing a 52.1% increase over net interest income of $18,572,000 for the nine months ended September 30, 1997. The increase in net interest income is primarily the result of the growth in earning assets and the corresponding interest earned on these assets, less the interest paid on the deposits and other liabilities which were obtained to fund the growth in earning assets. Average earning assets for the nine month period ended September 30, 1998 were $905,564,000 compared to $614,535,000 for the nine month period ended September 30, 1997, representing a 47.4% increase. The net interest margin for the nine month period ended September 30, 1998 was 4.17% as compared to 4.04% for the nine month period ended September 30, 1997.

Interest income, on a fully taxable equivalent basis, for the nine month period ended September 30, 1998 was $58,739,000, an increase of $18,668,000 from the nine month period ended September 30, 1997. Increased volume in earning assets accounted for $19,548,000 of this increase while lower rates earned on average earning assets offset this increase by $880,000. Interest and fees on loans represent the primary component of interest income. Average loans outstanding during the nine month period ended September 30, 1998 were $707,411,000 as compared to $463,155,000 for the nine month period ended September 30, 1997, representing a 52.7% increase. This increase in loans resulted in increased interest and fees on loans. Interest and fees on loans for the nine month period ended September 30, 1998 were $49,441,000 representing a 49.3% increase over nine month period ended September 30, 1997 interest and fees on loans of $33,108,000. The increase in loan volume contributed the majority of the increase in total interest earned for the nine month period. This increase was partially offset by an decrease in the average rate earned on loans which decreased from 9.56% from the nine month period ended September 30, 1997 to 9.34% in the nine month period ended September 30, 1998.

The growth in loans and other earning assets was primarily funded by increased deposit liabilities. Average deposits outstanding for the nine month period ended September 30, 1998 were $789,972,000 as compared to $558,894,000 for the nine month period ended September 30, 1997, representing a 41.4% increase. The increase in the volume of deposit liabilities resulted in an increase of $8,418,000 in total interest expense on deposits in the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1998. Time deposits represent the largest component of total deposit liabilities and average time deposits increased from $444,237,000 during the nine month period ended September 30, 1997 to $614,551,000 for the nine month period ended September 30, 1998.

     The following table sets forth information regarding average balances, interest income and interest expense, and average rates for the Company's major asset and liability categories, and stockholders' equity. In order to properly compare the effective yield on earning assets, interest income presented in the following table is expressed on a fully taxable equivalent (FTE) basis. Interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax equivalent is based on a federal income tax rate of 34%.

AVERAGE BALANCES AND INTEREST RATES (In thousands)

                                                     For the Three Months Ended                 For the Three Months Ended
                                                         September 30, 1998                        September 30, 1997
                                               -------------------------------------      -------------------------------------
                                                 AVERAGE                     AVERAGE       AVERAGE                      AVERAGE
ASSETS                                           BALANCE       INTEREST        RATE        BALANCE        INTEREST       RATE
                                               ----------      --------      -------      ----------      --------      -------
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                        $  165,631      $  2,528        6.06%      $  127,968      $  1,961        6.08%
Tax-exempt                                         27,411           541        7.83%          19,818           367        7.35%
                                               ----------      --------      -------      ----------      --------      -------
Total Securities                                  193,042         3,069        6.31%         147,786         2,328        6.25%

Loans (1)
Commercial                                        724,446        17,113        9.37%         454,113        11,075        9.68%
Real estate                                        43,498           947        8.64%          27,461           641        9.26%
Installment and other consumer                     24,142           526        8.64%          20,803           487        9.29%
                                               ----------      --------      -------      ----------      --------      -------
Total loans                                       792,086        18,586        9.31%         502,377        12,203        9.64%

Federal funds sold                                 12,533           171        5.41%          14,096           181        5.09%
Other                                                   -             -        0.00%               7             -        0.00%
                                               ----------      --------      -------      ----------      --------      -------
TOTAL EARNING ASSETS (TE)                         997,661      $ 21,826        8.68%         664,266      $ 14,712        8.79%
                                                               ========      =======                      ========      =======

NONINTEREST EARNING ASSETS
Cash and due from banks                            13,655                                     10,592
Premises and equipment                             14,808                                      9,999
Allowance for loan loss                            (9,084)                                    (5,401)
Accrued interest and other assets                  17,417                                     11,962
                                               ----------                                 ----------
Total Noninterest Earning Assets                   36,796                                     27,152
                                               ----------                                 ----------
TOTAL ASSETS                                   $1,034,457                                  $ 691,418
                                               ==========                                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits                 $ 31,840         $ 225        2.80%      $   24,351      $    163        2.66%
Savings deposits                                   93,799           972        4.11%          55,074           531        3.83%
Time deposits                                     674,319         9,602        5.65%         492,302         7,225        5.82%
                                               ----------      --------      -------      ----------      --------      -------
Total interest-bearing deposits                   799,958        10,799        5.36%         571,727         7,919        5.50%

Fed funds purchased                                   677             9        5.27%              49             -        0.00%
Repurchase agreements outstanding                   4,329            63        5.77%           1,939            27        5.52%
Federal Home Loan Bank borrowing                   19,038           242        5.04%           2,150            31        5.72%
Treasury, tax and loan note                           194             2        4.09%             173             -        0.00%
Other borrowings                                        -             -        0.00%           2,323            49        8.37%
                                               ----------      --------      -------      ----------      --------      -------
Total borrowed funds                               24,238           316        5.17%           6,634           107        6.40%
                                               ----------      --------      -------      ----------      --------      -------
TOTAL INTEREST BEARING LIABILITIES                824,196      $ 11,115        5.35%         578,361      $  8,026        5.51%
                                                               ========      =======                      ========      =======
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits                64,052                                     40,134
Accrued interest and other liabilities              6,296                                      5,258
Stockholders' equity                              139,913                                     67,665
                                               ----------                                 ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $1,034,457                                 $  691,418
                                               ==========                                 ==========
NET INTEREST INCOME AND
INTEREST RATE SPREAD (2)                                       $ 10,711        3.33%                      $  6,686        3.28%
                                                               ========      =======                      ========      =======
NET INTEREST MARGIN (3)                                                        4.26%                                      3.99%
                                                                             =======                                    =======



                                                     For the Nine Months Ended                  For the Nine Months Ended
                                                         September 30, 1998                        September 30, 1997
                                               -------------------------------------      -------------------------------------
                                                 AVERAGE                     AVERAGE       AVERAGE                      AVERAGE
ASSETS                                           BALANCE       INTEREST        RATE        BALANCE        INTEREST       RATE
                                               ----------      --------      -------      ----------      --------      -------
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                        $  158,413       $ 7,258        6.13%       $ 121,842       $ 5,511        6.05%
Tax-exempt                                         24,904         1,452        7.80%          17,681           983        7.43%
                                               ----------      --------      -------      ----------      --------      -------
Total Securities                                  183,317         8,710        6.35%         139,523         6,494        6.22%

Loans (1)
Commercial                                        638,450        45,038        9.43%         416,613        29,904        9.60%
Real estate                                        46,279         2,949        8.52%          26,942         1,873        9.29%
Installment and other consumer                     22,682         1,454        8.57%          19,600         1,331        9.08%
                                               ----------      --------      -------      ----------      --------      -------
Total loans                                       707,411        49,441        9.34%         463,155        33,108        9.56%

Federal funds sold                                 14,760           588        5.33%          11,855           469        5.29%
Other                                                  76             -        0.00%               2             -        0.00%
                                               ----------      --------      -------      ----------      --------      -------
TOTAL EARNING ASSETS (TE)                         905,564      $ 58,739        8.67%         614,535      $ 40,071        8.72%
                                                               ========      =======                      ========      =======
NONINTEREST EARNING ASSETS
Cash and due from banks                            12,424                                     10,656
Premises and equipment                             13,768                                      9,776
Allowance for loan loss                            (8,132)                                    (4,816)
Accrued interest and other assets                  15,955                                     10,796
                                               ----------                                 ----------
Total Noninterest Earning Assets                   34,015                                     26,412
                                               ----------                                 ----------
TOTAL ASSETS                                   $  939,579                                 $  640,947
                                               ==========                                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits               $   30,843      $    640        2.77%        $ 23,259         $ 438        2.52%
Savings deposits                                   85,778         2,531        3.94%          52,734         1,518        3.85%
Time deposits                                     614,551        26,317        5.73%         444,237        19,077        5.74%
                                               ----------      --------      -------      ----------      --------      -------
Total interest-bearing deposits                   731,172        29,488        5.39%         520,230        21,033        5.41%

Fed funds purchased                                   752            31        5.51%             482            20        5.55%
Repurchase agreements outstanding                   3,930           172        5.85%           2,015            87        5.77%
Federal Home Loan Bank borrowing                   18,289           708        5.18%           7,068           304        5.75%
Treasury, tax and loan note                           190             5        3.52%             260             6        3.09%
Other borrowings                                    1,273            81        8.51%             783            49        8.37%
                                               ----------      --------      -------      ----------      --------      -------
Total borrowed funds                               24,434           997        5.46%          10,608           466        5.87%
                                               ----------      --------      -------      ----------      --------      -------
TOTAL INTEREST BEARING LIABILITIES                755,606      $ 30,485        5.39%         530,838      $ 21,499        5.41%
                                                               ========      =======                      ========      =======
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits                58,800                                     38,664
Accrued interest and other liabilities              6,489                                      4,180
Stockholders' equity                              118,684                                     67,265
                                               ----------                                 ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $  939,579                                 $  640,947
                                               ==========                                 ==========
NET INTEREST INCOME AND
INTEREST RATE SPREAD (2)                                       $ 28,254        3.28%                      $ 18,572        3.30%
                                                               ========      =======                      ========      =======
NET INTEREST MARGIN (3)                                                        4.17%                                      4.04%
                                                                             =======                                    =======

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

VOLUME/RATE VARIANCE ANALYSIS
(In thousands)

                                                For the Quarters Ended      For the Nine Months Ended
                                                  September 30, 1998            September 30, 1998
                                                          and                           and
                                                  September 30, 1997            September 30, 1997
                                             ---------------------------   ---------------------------
                                              Variance Due To               Variance Due To
                                             -----------------             -----------------
                                              Volume     Rate     Total     Volume     Rate     Total
                                             -------   -------   -------   -------   -------   -------

INTEREST INCOME (TE)
Loans (including fees)                       $ 6,963   $  (580)  $ 6,383   $17,368   $(1,035)  $16,333
Securities -- Taxable                            576        (9)      567     1,660        87     1,747
Securities Tax-exempt                            142        32       174       404        65       469
                                             -------   -------   -------   -------   -------   -------
    Total Securities                             718        23       741     2,064       152     2,216
                                             -------   -------   -------   -------   -------   -------
Fed Funds Sold                                   (20)       10       (10)      115         4       119
Other Earnings Assets                              -         -         -         -         -         -
TOTAL INTEREST INCOME (TE)                     7,661      (547)    7,114    19,548      (880)   18,668
                                             -------   -------   -------   -------   -------   -------
INTEREST EXPENSE
Interest-bearing demand deposits                  50        12        62       146        56       202
Savings deposits                                 380        61       441       958        55     1,013
Time deposits                                  2,661      (284)    2,377     7,314       (74)    7,240
Total Borrowings                                 280       (71)      209       606       (75)      531
                                             -------   -------   -------   -------   -------   -------
TOTAL INTEREST EXPENSE                         3,371      (282)    3,089     9,024       (37)    8,986
                                             -------   -------   -------   -------   -------   -------
NET INTEREST INCOME (TE)                     $ 4,289   $  (264)  $ 4,025   $10,524   $  (842)  $ 9,682
                                             =======   =======   =======   =======   =======   =======

(TE) -- Tax Equivalent Basis

Noninterest Income

Noninterest income for the third quarter of 1998 was $1,408,000, an increase of $532,000 or 60.7% from the third quarter of 1997. The largest component of noninterest income is service fees. Service fees increased 49.2% from $789,000 for the third quarter of 1997 to $1,177,000 for the third quarter of 1998. The more significant components of service fees are service charges and fees on deposit accounts and mortgage banking revenues. Service charges and fees on deposit accounts increased during this period as a result of the deposit growth of the Company and the corresponding increase in the number of deposit accounts and the services provided to these accounts. Service charges on deposit accounts were $401,000 for the third quarter ending September 30, 1998 as compared to $250,000 for the same period in 1997. Mortgage banking revenues also increased during this time period from $481,000 for the third quarter of 1997 to $746,000 for the third quarter of 1998. The increase in mortgage banking revenue is a result in the increase in the volume of loans closed and sold into the secondary market.

Net realized gains on securities for the third quarter 1998 were $133,000 as compared to $21,000 for the third quarter 1997. Trust income also increased slightly during the third quarter of 1998 to $86,000 as compared with $65,000 for the third quarter of 1997. Increased trust fees are a result of growth in trust assets, the formation of a separate trust subsidiary, Marine Trust and Investment Company, and increased sales initiatives.

Noninterest income for the nine month period ended September 30, 1998 was $3,983,000, an increase of $1,683,000 or 73.2% from the same period in 1997. The largest component of noninterest income is service fees. Service fees increased 72.8% from $2,044,000 for the nine months ended September 30, 1997 to $3,532,000 for the same period in 1998. Service charges and fees on deposit accounts and mortgage banking revenue, the largest components of service fees, were $1,029,000 and $2,267,000 respectively for the nine months ended September 30, 1998 as compared to $702,000 and $1,174,000 for the nine month period ended September 30, 1997.

Net realized gains on securities for the nine months ended September 30, 1998 were $133,000 as compared to $21,000 for the same period in 1997. Trust income also increased during the nine month period ended September 30, 1998 to $250,000 as compared with $175,000 for the same period in 1997. The reasons for the increase in noninterest income for the nine month period generally followed those described above for the third quarter.

Noninterest Expense

Noninterest expense for the third quarter of 1998 was $6,655,000, an increase of $2,217,000 or 50.0% from the third quarter of 1997. The increase in noninterest expense is primarily a result of the growth of the Company and includes the hiring of additional staff and the opening of new branch facilities. In addition, the ongoing operational expenses related to the acquisition of First Ozaukee Capital Corp., the formation of a de novo bank in Indianapolis, Indiana, and the formation of Marine Trust and Investment Company have resulted in additional operating expenses in the third quarter of 1998 which were not incurred in the third quarter of 1997. Salaries and employee benefits represent the largest component of noninterest expense. Total salaries and benefits for the third quarter of 1998 were $4,145,000 as compared to $2,654,000 for the third quarter of 1997. The increase in salaries and benefits is a result of hiring additional personnel to staff the new branch facilities and the hiring of additional personnel to adequately manage the growth of the Company. Net occupancy expenses for the third quarter of 1998 were $1,177,000 as compared to $726,000 for the third quarter of 1997 and the increase is primarily a result of the opening of new branch facilities. Other operating expenses also increased as a result of the growth, from $1,058,000 for the third quarter of 1997 to $1,333,000 for the third quarter of 1998.

Although total noninterest expenses have increased, the overall operating efficiency of the Company has improved as measured by the overhead efficiency ratio. The overhead efficiency ratio has improved from 58.8% for the quarter ended September 30, 1997 to 55.5% for the quarter ended September 30, 1998.

Noninterest expense for the nine month period ended September 30, 1998 was $17,978,000, an increase of $5,567,000 or 44.9% from the nine month period ended September 30, 1997. Total salaries and benefits for the nine month period ended September 30, 1998 were $11,129,000 as compared to $7,503,000 for the nine month period ended September 30, 1997. Net occupancy expenses for the nine month period ended September 30,1998 were $2,955,000 as compared to $2,026,000 for the nine month period ended September 30, 1997. Other operating expenses also increased from $2,882,000 for the nine month period ended September 30, 1997 to $3,894,000 for the nine month period ended September 30, 1998. The reasons for the increase in noninterest expenses for the nine month period generally followed those described above for the third quarter.

The overhead efficiency ratio has improved from 59.52% for the nine month period ended September 30, 1997 to 56.00% for the nine month period ended September 30, 1998.

The following table summarizes noninterest income and noninterest expenses for the periods indicated.


NONINTEREST INCOME AND EXPENSE
(In thousands)

                                         Quarters Ended                                  Nine Months Ended
                                          September 30,                                     September 30,
                                     -----------------------                          -------------------------
                                       1998            1997          % CHANGE          1998              1997          % CHANGE
                                     -------         -------         --------         -------           -------         -------
NONINTEREST INCOME
Trust Income                         $    86            $ 65           32.31%         $   250           $   175          42.86%
Service Fees                           1,177             789           49.18%         $ 3,532           $ 2,044          72.80%
Net realized gain on securities          133              21          533.33%             133                21         533.33%
Other operating income                    12               1         1100.00%              68                60          13.33%
                                     -------         -------         --------         -------           -------         -------

TOTAL NONINTEREST INCOME             $ 1,408         $   876           60.73%         $ 3,983           $ 2,300          73.17%
                                     =======         =======         ========         =======           =======         =======


NONINTEREST EXPENSE
Salaries and employee benefits       $ 4,145         $ 2,654           56.18%         $11,129           $ 7,503          48.33%
Occupancy expenses, net                1,177             726           62.12%           2,955             2,026          45.85%
Other operating expenses               1,333           1,058           25.99%           3,894             2,882          35.11%
                                     -------         -------         --------         -------           -------         -------

TOTAL NONINTEREST EXPENSE            $ 6,655         $ 4,438           49.95%         $17,978           $12,411          44.86%
                                     =======         =======         ========         =======           =======         =======

Income Taxes

Income tax expense totaled $1,323,000 for the quarter ended September 30, 1998 increasing from $548,000 for the same period in 1997 and reflects effective income tax rates of 34.3% and 30.1% respectively. Income tax expense totaled $3,520,000 for the nine months ended September 30, 1998 increasing from $1,617,000 for the same period in 1997 and reflects effective income tax rates of 34.4% and 31.1% respectively. The increase in income tax expense is primarily a result of the growth of the Company and the corresponding increase in taxable income.

FINANCIAL CONDITION

Securities

Investment securities increased $47,634,000 or 29.6% from $160,936,000 at December 31, 1997 to $208,570,000 at September 30, 1998. The increase in the securities portfolio is directly related to the growth of the Company. Because the securities portfolio represents one of the primary sources of liquidity for the Company, the size of the portfolio has been increased to maintain a relatively proportionate ratio of securities to assets. The majority of the securities portfolio is comprised of United States Treasury and Government Agency securities. These securities represented approximately 84.2% of the securities portfolio at September 30, 1998 and 85.0% at December 31, 1997. At September 30, 1998 approximately 40.9% of the portfolio was designated as available for sale and 59.1% as held to maturity. These ratios were approximately 33.8% and 66.2% respectively at December 31, 1997.

The following table presents a summary of the investment securities portfolio as of the dates indicated.


INVESTMENT SECURITIES SUMMARY TABLE
(in thousands)

                                        September 30, 1998               December 31, 1997                September 30, 1997
                                  -------------------------------  -------------------------------  -------------------------------
                                                 Net                              Net                              Net
                                             Unrealized                       Unrealized                       Unrealized
                                  Amortized     Gains      Fair    Amortized     Gains      Fair    Amortized     Gains      Fair
                                     Cost     (losses)    Value       Cost     (losses)    Value       Cost     (losses)    Value
                                  ---------  ----------  --------  ---------  ----------  --------  ---------  ----------  --------
SECURITIES AVAILABLE FOR SALE:
U.S. Government & Agencies
 (including mortgage-backed
 securities)                      $  77,163  $    1,259  $ 78,442  $  49,121  $       88  $ 49,209  $  54,458  $       52  $ 54,510
States and political
 subdivisions                         3,455          10     3,455      1,618         261     1,679      1,592         270     1,882
Other notes and bonds                   673          --       673        677           8       885        658          (1)      657
Federal Home Loan Bank stock          2,694          --     2,694      2,574          --     2,574      2,543          --     2,543
                                  ---------  ----------  --------  ---------  ----------  --------  ---------  ----------  --------
 TOTAL SECURITIES
  AVAILABLE-FOR-SALE                 84,008       1,269    85,275     53,990         357    54,347     59,251         321    59,572
                                  ---------  ----------  --------  ---------  ----------  --------  ---------  ----------  --------

SECURITIES HELD-TO-MATURITY:
U.S. Government & Agencies
 (including mortgage-backed
 securities)                         97,154      (2,034)   95,120     87,552         334    87,886     81,357         332    81,689
States and political
 subdivisions                        25,691         654    26,346     18,587         359    18,948     18,655         247    18,902
Other notes and bonds                   450          --       450        450          --       450      1,027           2     1,027
                                  ---------  ----------  --------  ---------  ----------  --------  ---------  ----------  --------
 TOTAL SECURITIES
  HELD-TO-MATURITY                  123,295      (1,379)  121,916    106,569         693   107,282    101,039         579   101,618
                                  ---------  ----------  --------  ---------  ----------  --------  ---------  ----------  --------
   TOTAL SECURITIES               $ 207,301  $     (110) $207,191  $ 160,579  $    1,050  $161,629  $ 160,290  $      900  $161,190
                                  =========  ==========  ========  =========  ==========  ========  =========  ==========  ========

Loans

The loan portfolio represents the primary earning asset of the Company. Total loans as of September 30, 1998 were $825,879,000, representing a 34.0% increase as compared to total loans outstanding at December 31, 1997. Commercial loans, including commercial and industrial loans, agricultural loans, and commercial real estate loans, represent the largest segment of the loan portfolio and were equal to $631,774,000 or 76.5% of total loans outstanding at September 30, 1998. At December 31, 1997 these numbers were $470,041,000 and 76.3% respectively. The following table sets forth a summary of the loan portfolio, by category, for each of the dates indicated.


LOAN PORTFOLIO SUMMARY
(in thousands)

                                                  September 30, 1998        December 31, 1997            September 30, 1997
                                                  ------------------        -----------------            ------------------

Commercial and industrial                             $ 252,612                  $ 197,227                   $ 169,765
Agricultural                                              9,492                      9,558                       7,824
Real estate                                                   -                          -                           -
   1-4 family                                            59,324                     61,115                      59,898
   Commercial                                           369,670                    263,256                     238,221
   Construction                                          93,566                     52,791                      41,509
Consumer loans                                           19,536                     18,688                      16,183
                                                      ---------                  ---------                   ---------
Other                                                    21,678                     13,593                      13,198

   Total gross loans                                    825,879                    616,228                     546,598

Less :  Allowance for loan losses                         9,752                      6,692                       6,134
                                                      ---------                  ---------                   ---------
   Net loans                                          $ 816,127                  $ 609,536                   $ 540,464
                                                      =========                  =========                   =========

Provision for Loan Losses and the Allowance for Loan Losses

The provision for loan losses represents charges made to earnings in order to maintain an adequate allowance for loan losses ("allowance"). The provision for loan losses was $1,383,000 for the third quarter of 1998 as compared to $1,132,000 for the third quarter of 1997; and $3,396,000 for the nine month period ended September 30, 1998 as compared to $2,824,000 for the nine month period ended September 30, 1998. A significant portion of the increase in the provision between each period is due to the growth in the loan portfolio and the Company's desire to maintain an adequate allowance commensurate with this growth and other factors as described below, including the increase in the balance of nonperforming loans.

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

ANALYSIS OF ALLOWANCE FOR LOAN LOSS
(In thousands)



                                                 Quarter to date                               Year to Date
                                           -------------------------------          -----------------------------------
                                           September 98       September 97          September 98           September 97
                                           ------------       ------------          ------------           ------------
BEGINNING BALANCE                              $ 8,429          $   5,017             $   6,692              $   4,058


LOANS CHARGED OFF                                  (75)              (176)                 (422)                (1,177)

                                             ---------          ---------             ---------              ---------

TOTAL CHARGE-OFFS                                  (75)              (176)                 (422)                (1,177)
                                             ---------          ---------             ---------              ---------


CHARGE-OFFS RECOVERED                               15                 14                    86                    282

                                             ---------          ---------             ---------              ---------

TOTAL RECOVERIES                                    15                 14                    86                    282
                                             ---------          ---------             ---------              ---------

Adjustment incident to acquisition                   -                147                     -                    147
Net loans charged-off                              (60)              (162)                 (336)                  (895)
Current year provision                           1,383              1,132                 3,396                  2,824
                                             ---------          ---------             ---------              ---------


ENDING BALANCE                               $   9,752          $   6,134             $   9,752              $   6,134
                                             =========          =========             =========              =========



Total Loans at end of period                 $ 825,879          $ 546,598             $ 825,879              $ 546,598


Ratio of allowance to total loans                1.18%              1.12%                 1.18%                  1.12%

Average loans                                $ 792,086          $ 502,377             $ 707,411              $ 463,155

Ratio of net loans charged-off
to average loans                                 0.01%              0.03%                 0.05%                  0.19%

Ratio of recoveries to
loans charged-off                               20.00%              7.95%                20.38%                 23.96%

At September 30, 1998 the allowance for loan losses was $9,752,000, equal to 1.18% of total loans outstanding. These numbers were $6,692,000 and 1.09% at December 31, 1997. The allowance as a percentage of nonperforming assets was 140.28% at September 30, 1998 and 192.79% at December 31, 1997. Net charge-offs for the third quarter of 1998 were $60,000 or 0.01% of average loans outstanding for the period compared to $162,000 or 0.03%, in the third quarter of 1997. Net charge-offs for the nine month period ended September 30, 1998 were $336,000 or 0.05% of average loans outstanding for the period compared to $895,000 and 0.19% for the nine month period ended September 30, 1997.

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

Nonperforming Loans and Assets

Nonperforming assets, including loans past due 90 or more days, totaled $6,952,000 at September 30, 1998, representing 0.84% of total loans outstanding compared to $3,471,000 and 0.56% as of December 31, 1997. Nonaccrual loans were the largest component of nonperforming assets at September 30, 1998, and increased from $1,841,000 at December 31, 1997 to $4,836,000 at September 30, 1998. Loans to two larger commercial borrowers accounted for approximately $2.6 million of the increase in nonaccrual loans during the nine month period ended September 30, 1998. These loans have been placed in nonaccrual status as a result of the deterioration of the financial condition of the borrowers. The Company believes that it has made appropriate provisions to the allowance for these loans. As of each reporting period noted above, no assets other than loans were classified as nonperforming. The following table summarizes the composition of the Company's nonperforming assets and related asset quality ratios as of the dates indicated.

NONPERFORMING ASSETS
(In thousands)



PRINCIPAL BALANCE                                            September 30, 1998         December 31, 1997    September 30, 1997
                                                             ------------------         -----------------    ------------------
Nonaccrual                                                        $ 4,836                   $ 1,841                 $ 644
Restructured                                                            -                         -                     -
90 days or more past due                                            1,872                     1,349                 1,472
Other real estate owned                                               244                       281                   533
                                                                  -------                   -------               -------
TOTAL NONPERFORMING ASSETS                                        $ 6,952                   $ 3,471               $ 2,649
                                                                  =======                   =======               =======
Nonperforming assets as a percent of total loans                    0.84%                     0.56%                 0.48%

Allowance as a percent of
nonperforming assets                                              140.28%                   192.80%               231.56%

Deposits

At September 30, 1998 total deposits were equal to $899,548,000, representing a 31.7% increase from total deposits of $682,830,000 at December 31, 1997. Time deposits represent the largest component of deposits and were equal to $698,208,000, or 77.6% of total deposits at September 30, 1998. These numbers were $531,669,000 and 77.9%, respectively at December 31, 1997. At September 30, 1998 demand deposits were equal to $71,935,000, NOW accounts were equal to $31,711,000 and savings deposits were equal to $97,694,000. These numbers were $54,474,000, $31,875,000 and $64,812,000, respectively at December 31, 1997.
Additional information regarding average balances and rates paid on deposits is contained in the Average Balances and Interest Rates table contained elsewhere within this document.

Other Borrowings

Other borrowings consist mainly of borrowings from the Federal Home Loan Bank of Chicago, federal funds purchased and repurchase agreements. Total other borrowings were $23,779,000 at September 30, 1998 and $18,320,000 at December 31, 1997.

Capital

The Company and its subsidiary banks are subject to risk based capital guidelines which have been established by the regulatory authorities. These risk based capital guidelines establish minimum capital ratios in order to assess the capital adequacy of banks and bank holding companies. The Company's risk based capital ratios at September 30, 1998, December 31, 1997 and September 30, 1997 are contained in the following table. As contained within the table, the Company's capital levels are substantially in excess of the required regulatory minimums.

RISK-BASED CAPITAL RATIOS
(In thousands)

                                                 September 30, 1998             December 31, 1997          September 30, 1997
                                              -----------------------        ----------------------      ---------------------
                                                 Amount        Ratio           Amount        Ratio        Amount        Ratio
                                              -----------      -----         ---------       -----       --------       -----
RISK WEIGHTED ASSETS                          $   918,468                    $ 669,975                   $601,571
                                              ===========                    =========                   ========
AVERAGE ASSETS (Quarter Only) (1)             $ 1,030,577                    $ 786,470                   $730,915
                                              ===========                    =========                   ========
CAPITAL COMPONENTS
     Stockholders' equity                     $   140,659                    $ 100,732                   $ 68,078
     Less: Intangibles                             (3,098)                      (3,340)                    (3,576)
     Add/less: Unrealized loss/(gain)
     on securities                                   (786)                        (221)                      (202)
                                              -----------                    ---------                   --------
TIER 1  CAPITAL                                   136,775                       97,171                     64,300
     Allowable allowance for loan losses            9,752                        6,692                      6,134
                                              -----------                    ---------                   --------
TOTAL RISK-BASED CAPITAL                      $   146,527                    $ 103,863                   $ 70,434
                                              ===========                    =========                   ========
TIER 1 CAPITAL
     As of Quarter ending                     $   136,775      14.89%        $  97,171       14.50%      $ 64,300      10.69%

     Minimum Required                              36,739       4.00%           26,799        4.00%        24,063       4.00%
                                              -----------      ------        ---------       ------      --------      ------
    Amount in Excess of Minimum               $   100,036      10.89%        $  70,372       10.50%      $ 40,237       6.69%
                                              ===========      ======        =========       ======      ========      ======
TOTAL RISK-BASED CAPITAL
     As of Quarter ending                     $   146,527      15.95%        $ 103,863       15.50%      $ 70,434      11.71%

     Minimum  Required                             73,477       8.00%           53,598        8.00%        48,126       8.00%
                                              -----------      ------        ---------       ------      --------      ------
    Amount in Excess of Minimum               $    73,050       7.95%        $  50,265        7.50%      $ 22,308       3.71%
                                              ===========      ======        =========       ======      ========      ======
LEVERAGE RATIO
     As of Quarter ending                     $   136,775      13.27%        $  97,171       12.36%      $ 64,300       8.80%

     Minimum  Required                             41,223       4.00%           31,459        4.00%        29,237       4.00%
                                              -----------      ------        ---------       ------      --------      ------
    Amount in Excess of Minimum               $    95,552       9.27%        $  65,712        8.36%      $ 35,063       4.80%
                                              ===========      ======        =========       ======      ========      ======


[FN]
(1) Average Assets as calculated for Risk-Based Capital (Deductions include current period balances for goodwill and intangible assets)

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

Year 2000

Central Illinois Bancorp, Inc. utilizes and is dependent upon information technology in every aspect of its ongoing operation. Successfully addressing Year 2000 concerns is of the highest importance to management. Although the nature of the problem is such that there can be no complete assurance that it will be successfully resolved, a risk mitigation program is well under way.

In order to adequately assess the impact of the Year 2000 problem, a "Year 2000 Committee" was created in 1997. The committee reports to the boards of the banks and of the holding company on a quarterly basis. The committee completed the inventory and assessment phase of the Y2K project in March, 1998. This inventory categorized each `system' based upon its importance to the company. `System' indicates any hardware, software, or service - either internal or external - that is required to operate the business. Of the 177 systems identified, 53 were deemed to be "mission critical".

Another aspect of the assessment phase has been to identify and establish controls for the risks posed by customers with respect to their Year 2000 preparedness. In May and July of 1998, surveys were sent to commercial customers with loans that exceeded a certain threshold, and the responses that have been received are being analyzed to assess potential risk exposure. Based on the analysis, a special reserve allocation may be included in the allowance for loan and lease losses. In addition, the Company's loan policy now requires that a Year 2000 worksheet be completed for each new loan or renewed loan. A clause has been added to all loan commitment letters to address the Year 2000 requirements upon which the commitment will be contingent. Covenant and additional provisions are included in all loan documents to address Year 2000 requirements. Additionally, CIBI has adopted a policy to manage risks posed by its funds providers and capital market/asset management counterparties.

The renovation phase of the project involves the correction of any Year 2000-related deficiencies. Since the majority of the systems in use at CIBI are provided by vendors, this process has consisted primarily of regular communication with them to ascertain their readiness. The core banking system in use at the Company is already Year 2000 compliant and was designed that way by our software provider ten years ago. The hardware platform and associated operating system that it runs on is also compliant, so the renovation phase has seen the vast amount of work performed by our `peripheral' vendors. Although vendor-supplied, a vast majority of the systems in use are run internally on company-owned platforms, and 95% of those internal systems had been renovated by October 31, 1998. None of the systems in the remaining 5% are in the mission critical category.

Another aspect of renovation was to prepare contingency plans in the event that systems are not Year 2000 ready. All contingency plans have been developed and reviewed. Remediation contingency plans revolve around trigger dates that will cause the Company to replace systems that don't appear as if they're making significant progress toward renovation. Business Resumption contingency plans are also in place should systems that appeared to be renovated and validated fail to work. These are important in light of the fact that some outside servicers, such as utility companies, are difficult to monitor for compliance. The contingency plans therefore include building in as much redundancy as possible and being prepared to switch to compliant vendors.

With systems well into the renovation stage, CIBI initiated the validation stage in August of 1998. As of October 31, 1998, testing of mission critical systems was 80% complete. It will be completed by December 31, 1998, with testing of all systems to be completed by January 31, 1999. Completion of internal certification and implementation of all Year 2000 compliant systems, to the extent possible, will be achieved by March 31, 1999.

The estimated expense of the Company's Year 2000 project is $160,000, which will not have a material impact on earnings. These expenses are for system upgrades and dedicated personnel costs. Approximately one-third of those costs have been incurred.

The use of outside consultants has been limited to a validation study of our core banking system testing methodology.

The above discussion of Year 2000 issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment, estimates, and forward-looking statements, including many factors that are beyond the control of CIBI. These factors include, but are not limited to, representations by vendors and customers, technological changes, economic conditions, and competitive considerations.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Rule 3b-6 promulgated under the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbor created thereby and is including this statement to avail itself of these safe harbor provisions. Forward-looking statements are identified by statements containing words and phrases such as "projected," "we are confident," "should be," "will be," "predicted," "believed," "planned," "expect," "estimate," "anticipate," and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the operations of the Company and its subsidiaries and the business environment which could change at any time and which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There are inherent difficulties in predicting important factors that may affect the accuracy of such statements. Potential risks and uncertainties that may affect the operations, performance, development, and results of the business of the Company and its subsidiaries include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company's subsidiary banks operate; (b) changes in the legislative and regulatory environment that negatively impact the Company and its subsidiaries through increased operating expenses; (c) interest rates, monetary and fiscal policies; (d) increased competition from other financial and non-financial institutions; (e) the impact of technological advances; and (f) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company and its subsidiaries do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

As described in the amended Form 10, filed on June 25, 1998, the Company manages its interest rate risk through measurement techniques which include simulation of earnings and gap analysis. There have been no material changes in the market risks faced by the Company since December 31, 1997.

The following table illustrates the period and cumulative Interest Sensitivity Gap for December 31, 1997 and September 30, 1998.

REPRICING INTEREST RATE SENSITIVITY ANALYSIS
September 30, 1998

                                                 1-3              4-6            7-12         2-5            Over 5
(In thousands)                                  Months           Months         Months       Years           Years        Total
DECEMBER 31, 1997
Interest sensitivity GAP (by period)           $10,400         ($38,858)      ($55,994)      $184,524        $30,388     $130,460
Interest sensitivity GAP (cumulative)           10,400          (28,458)       (84,452)       100,072        130,460      130,460
September 30, 1998
Interest sensitivity GAP (by period)          $136,963        ($143,349)      ($96,725)      $239,026        $48,291     $184,206
Interest sensitivity GAP (cumulative)          136,963           (6,386)      (103,111)       135,915        184,206      184,206


The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in short term U.S. prime rates as of interest December 31, 1997 and September 30, 1998.

FUTURE EARNINGS INTEREST RATE SENSITIVITY ANALYSIS
September 30, 1998

                                                             Basis point changes
                                                        +200           -200           +100           -100
December 31, 1997
Net Interest Income change over one year               1.19%          -2.46%         0.59%          -1.21%
September 30, 1998
Net Interest Income change over one year               3.80%          -4.76%         2.05%          -2.33%

                                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to , nor is any of their property the subject of, any material or other pending legal proceedings, other than ordinary routine proceedings incidental to their business.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a.       None

b.       None

c.       None

d.       None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

     Exhibit 3.1 - Amended and Restated Articles of Incorporation of the Company, previously filed as Exhibit 3.1 to the Form 10, as amended, filed on June 25, 1998.

     Exhibit 3.2 - Amended and Restarted Bylaws of the Company, previously filed as Exhibit 3.2 to the form 10, as amended, filed on June 25, 1998.

     Exhibit 11 - Statement Re Computation of Earnings Per Share

     Exhibit 27 - Financial Data Schedule

b. No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of November 1998.


Central Illinois Bancorp, Inc.
(Registrant)



By:    /s/   Steven T. Klitzing
       ----------------------------------
Name:  Steven T. Klitzing
Title: Senior Vice President and
       Chief Financial Officer



                                  EXHIBIT INDEX

The following exhibits have been filed herewith:

Exhibit
Number       Description
11           Computation of Earnings Per Share
27           Financial Data Schedule