Form 10-K405
period 1998-12-31
CENTRAL ILLINOIS BANCORP INC
filed 1999-04-02
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-24149

                         CENTRAL ILLINOIS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  ILLINOIS                                      37-1203599
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

 N27 W24025 PAUL COURT, PEWAUKEE, WISCONSIN                        53072
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (414) 695-6010

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON SHARES, $1.00 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 31, 1999, based on a price per share of $1,997.50 (the price per share at which the registrant sold 16,320 shares of its common stock in its most recent private placement in May 1998) was $189.3 million.

     As of March 31, 1999, there were issued and outstanding 107,153 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 27, 1999 are incorporated into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Central Illinois Bancorp, Inc. (the "Company") is a regional midwestern multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. As of December 31, 1998, the Company had a total of 30 full-service banking facilities in Illinois, Wisconsin and Indiana. The Company currently owns and operates four separately chartered banking organizations, one of which is a savings bank:

     (1) Central Illinois Bank, with its main office located in Champaign, Illinois;

     (2) CIB Bank, with its main office in Hillside, Illinois, which is located in the metropolitan Chicago area ("CIB-Chicago");

     (3) Marine Bank and Savings, with its main office in Cedarburg, Wisconsin, which is located in the metropolitan Milwaukee area ("Marine Bank"); and

     (4) CIB Bank, with its main office located in Indianapolis, Indiana ("CIB-Indiana").

All of the subsidiary banks offer a full range of traditional banking services. The banks accept demand, savings, and time deposits, make secured and unsecured loans to corporations, other entities and individuals, issue letters of credit, originate mortgage loans, provide personal and corporate trust services, and provide other forms of personal and corporate banking services. Loans offered include various types of commercial, real estate and consumer loans.

     The Company also owns and operates three non-bank subsidiaries. These include Marine Trust and Investment Company (a trust company), Mortgage Services, Inc. (a mortgage banking company), and C.I.B. Data Processing Services, Inc. (a data processing company).

OVERVIEW

     The Company was originally incorporated in the State of Illinois in 1985 as Sidney Bancorporation, Inc., a one-bank holding company headquartered in Sidney, Illinois. In September 1987, a group of investors led by J. Michael Straka, President and Chief Executive Officer of the Company, acquired all of the outstanding stock of Sidney Bancorporation and subsequently changed its name to Central Illinois Bancorp, Inc. At the time of the change of ownership, the Company's sole subsidiary was Sidney Community Bank, with total assets of $9.4 million.

     Upon the change of ownership, the Company changed its strategy to focus on the development of banking relationships with small to medium-sized businesses by providing more personalized banking services in a community banking atmosphere. Typically, these customers have lending requirements from $1 million to $10 million. Under certain circumstances, however, the financial condition of the customer may, and has, warranted the extension of credit to the customer in excess of $10 million. To facilitate this strategy the Company significantly expanded its banking operations, first in Central Illinois and more recently in the Chicago, Milwaukee and Indianapolis metropolitan areas.

     The Company believes that much of its success to date is a result of its commercial lending culture and its ability to attract and retain experienced commercial lending officers with established track records in servicing such small to medium-sized commercial customers. The Company also believes that this strategy has and will continue to be facilitated by the consolidation in the banking industry, which has led to the formation of larger commercial banks that focus, not on small to medium-sized, but on larger businesses.

     At December 31, 1998, the Company had consolidated total assets of approximately $1.2 billion as compared with consolidated total assets of $807.3 million at December 31, 1997, an increase of 46.9%. Net income for the fiscal year ended December 31, 1998 was $9.5 million, as compared to $5.3 million for the fiscal year ended December 31, 1997, an increase of 80.8%. The Company has grown substantially in the last five years. The Company's consolidated total assets at December 31, 1994 were $228.7 million, and its net income for the fiscal year ended December 31, 1994 was $1.3 million.

GROWTH AND ACQUISITION STRATEGY

     The Company's growth from a one-bank holding company with $9.4 million in assets at September 1987 to a four-bank company with approximately $1.2 billion in assets at December 31, 1998 has been largely attributable to the Company focusing on the development of commercial banking relationships, hiring and retaining experienced commercial lenders and other personnel, and expanding in both new and existing markets through de novo banking and branching (forming new banks and bank branches), and, to a lesser extent, acquisitions. In pursuing this growth, the Company has been guided by the following strategic plan:

     - COMMERCIAL BANKING. Although the Company is a full-service banking organization, its niche has been to develop banking relationships with small to medium-sized businesses which generally have aggregate borrowing needs in the range of $1 million to $10 million. The Company meets those needs through various types of loans, including commercial real estate loans, commercial business loans, and construction loans, often making multiple and different types of loans to the same customer. As a result of its emphasis on building ongoing banking relationships, the Company has a certain number of lending relationships in which the aggregate loans outstanding exceed $10 million. In addition, the Company's subsidiary banks have a combined lending limit which allows the Company to meet the credit needs of its customers. The Company believes that the combined lending limit has also been a factor in attracting commercial lenders who require a higher legal lending limit to meet the needs of their existing commercial customers. The Company expects to continue to focus on and build upon its experience in this market.

     - EXPERIENCED PERSONNEL. In order to maintain a strong commercial lending culture throughout the Company, each of the presidents of its subsidiary banks is an experienced commercial lender. Additionally, the Company hires experienced lending officers and deposit generators who have established relationships in markets where the Company has a presence or intends to expand. The Company also hires experienced professionals throughout the Company and its subsidiaries in order to support and manage future growth.

     - MARKET EXPANSION. The Company expands its banking operations into geographic markets where there are a significant number of small to medium-sized businesses and in which it has identified and retained experienced personnel to serve the market. Since the change of ownership in 1987, the Company has entered metropolitan markets which it believes fit this profile, including Chicago, Milwaukee, Indianapolis and smaller metropolitan markets within the Central Illinois region. The Company expects to further expand banking operations in these markets and to enter new markets in the Midwest with populations of at least 100,000. The Company has expanded, and expects to continue to expand, through de novo banking and branching, internal growth and/or acquisitions. To the extent that the Company expands through acquisitions, it seeks to identify financial institutions or financial institution branches which offer lending opportunities and/or the opportunity to strengthen its deposit base. The Company's most recent and proposed expansions are more fully described below under "Recent Growth and Developments."

GROWTH AND DEVELOPMENT OF BANKING OPERATIONS

     EXPANSION IN CENTRAL ILLINOIS. At the time of the change in ownership in September 1987, the Company had a single banking subsidiary, Sidney Community Bank, an Illinois state bank. The bank was originally organized in 1958 and had its sole office in Sidney, Illinois, a town with a population of approximately 1,000 people, located in Champaign County, Illinois. In January 1988, the name of the bank was changed to Central Illinois Bank. As a result of the decision to focus on developing banking relationships with small to medium-sized businesses, the Company first expanded into the Champaign-Urbana market, a community of approximately 100,000 people and home to the University of Illinois. The bank opened its first branch facility in Champaign in 1988 and opened its second branch facility in Urbana in 1990.

     In October 1991, the Company acquired all of the stock of Arrowsmith State Bank, an Illinois state bank organized in 1920. This bank had its sole office in Arrowsmith, Illinois, a town with a population of approximately 350, located in McLean County, Illinois. At the time of the acquisition, the Arrowsmith bank had total assets of approximately $10 million. The name of the bank was changed to Central Illinois Bank McLean County in 1992, and to Central Illinois Bank MC in 1995. This acquisition allowed the Company to enter the Bloomington-Normal market, a community of approximately 100,000 people, and home to Illinois State University.

     Between November 1992 and December 31, 1998, the Company significantly expanded the operations of both Central Illinois Bank and Central Illinois Bank MC through the establishment of de novo branch facilities throughout the Central Illinois region. During that six-year period, Central Illinois Bank opened six additional branch facilities in Central Illinois, resulting in a total of nine Central Illinois Bank banking facilities: three facilities in Champaign-Urbana and one each in Rantoul, Sidney, Monticello, Danville, Arthur and Charleston, Illinois. Central Illinois Bank MC also opened six additional facilities, resulting in seven Central Illinois Bank MC banking facilities: one each in Arrowsmith, Normal, Decatur, Bloomington, Peoria, East Peoria and Morton, Illinois. Champaign-Urbana, Bloomington-Normal, Decatur and Peoria are among the largest metropolitan areas in Central Illinois.

     In July 1998, the Company merged Central Illinois Bank and Central Illinois Bank MC under the charter of Central Illinois Bank MC and the name of Central Illinois Bank. The main office of the merged bank is located in Champaign, Illinois. At December 31, 1998, Central Illinois Bank had a total of 16 banking facilities, 145 full-time equivalent employees and total assets of $600.2 million.

     EXPANSION INTO THE CHICAGO METROPOLITAN AREA. In June 1994, the Company entered the Chicago metropolitan market through the acquisition of Hillside Investors, Ltd., a one-bank holding company located in Hillside, Illinois. The sole subsidiary of Hillside Investors was the Bank of Hillside, an Illinois state bank organized in 1963, with its main office located in Hillside, a suburb of Chicago. At the time of the acquisition, the Bank of Hillside had one banking facility and total assets of $34.5 million. In January 1995, the name of the bank was changed to CIB Bank.

     Between June 1994, and December 31, 1998, the Company opened a CIB-Chicago office in downtown Chicago and six additional branch facilities in the Chicago suburbs, including Willow Springs, Niles, Elk Grove Village, Bolingbrook, Elmhurst and Gurnee. Of the seven new facilities, six were de novo branches. The Gurnee facility was acquired from another banking organization and had $13.2 million of deposit liabilities at the time of the acquisition. At December 31, 1998, CIB-Chicago had a total of eight banking facilities, 74 full-time equivalent employees and total assets of approximately $460.2 million.

     EXPANSION INTO WISCONSIN. In September 1997, the Company entered the Milwaukee, Wisconsin market through the acquisition of First Ozaukee Capital Corp., a one-bank holding company located in Cedarburg, Wisconsin. The sole subsidiary of First Ozaukee Capital Corp. was First Ozaukee Savings Bank with its main office in Cedarburg, Wisconsin, and a branch facility in Grafton, Wisconsin, both suburbs of Milwaukee. First Ozaukee is a Wisconsin savings bank, originally chartered in 1923 as Cedarburg Building and Loan Association. It subsequently converted to a mutual savings bank and then converted to its current status as a stock savings bank in 1994. At the time of the acquisition, the savings bank had total assets of $34.5 million. In September 1997, the Company changed the name of the savings bank to Marine Bank and Savings.

     Following the acquisition, the Company opened a temporary banking facility in Pewaukee, Wisconsin, another suburb of Milwaukee. In August 1998, the Company opened a permanent facility in Pewaukee, which replaced the temporary facility and currently serves as a branch of the savings bank and the executive offices of the Company. The savings bank opened another facility in Wauwatosa, Wisconsin, another Milwaukee suburb, in May 1998. At December 31, 1998, Marine Bank had a total of four banking facilities, 30 full-time equivalent employees and total assets of approximately $111.2 million.

     EXPANSION INTO INDIANA. In March 1998, the Company entered the Indianapolis, Indiana market through the creation of a de novo Indiana state bank, also under the name CIB Bank. The Company initially capitalized CIB-Indiana with $10.0 million. At December 31, 1998, CIB-Indiana had two banking facilities located in Indianapolis, Indiana, twelve full-time equivalent employees and total assets of $31.4 million.

SELECTED FINANCIAL INFORMATION FOR THE SUBSIDIARY BANKS

     The following table provides selected financial and other information for each of the Company's bank subsidiaries for the years ended December 31, 1998, 1997 and 1996.

                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  1998          1997          1996
                                                                  ----          ----          ----
                                                                       (DOLLARS IN THOUSANDS)
CENTRAL ILLINOIS BANK(1)(2):
Net income..................................................    $  6,316      $  4,291      $  3,603
Return on average assets....................................        1.14%         0.91%         1.02%
Return on average equity....................................       14.17%        11.92%        12.86%
Total assets................................................    $600,171      $511,411      $428,530
Total loans.................................................     445,124       387,632       309,089
Total deposits..............................................     536,394       443,175       367,690
Number of banking facilities................................          16            16            12
CIB-CHICAGO(2):
Net income..................................................    $  3,687      $  1,552      $    301
Return on average assets....................................        1.04%         0.79%         0.32%
Return on average equity....................................        9.21%         6.60%         2.29%
Total assets................................................    $460,180      $248,498      $134,954
Total loans.................................................     359,752       182,173        97,982
Total deposits..............................................     404,779       215,740       112,730
Number of banking facilities................................           8             7             6
MARINE BANK(2)(3):
Net income (loss)...........................................    $    224          (179)           --
Return on average assets....................................        0.28%     n/m.....            --
Return on average equity....................................        1.30%     n/m.....            --
Total assets................................................    $111,161        52,374            --
Total loans.................................................      81,572        37,526            --
Total deposits..............................................      80,802        37,368            --
Number of banking facilities................................           4             2            --
CIB-INDIANA(2)(4):
Net income (loss)...........................................    $    (88)           --            --
Return on average assets....................................         n/m            --            --
Return on average equity....................................         n/m            --            --
Total assets................................................      31,415            --            --
Total loans.................................................      25,891            --            --
Total deposits..............................................      18,351            --            --
Number of banking facilities................................           2            --            --

-------------------------
n/m = not meaningful

(1) Central Illinois Bank and Central Illinois Bank MC merged in July 1998. The data represents the combined data for these entities for each of the periods presented.

(2) The data represented in this table does not reflect the elimination of inter-company balance sheet and income statement items including professional fees, rent and federal funds purchased and sold.

(3) The Company purchased Marine Bank in September 1997. The data presented for 1997 represents data from the date of acquisition to December 31, 1997 or at December 31, 1997, as appropriate.

(4) The Company established CIB-Indiana in March 1998. The data presented for 1998 represents data from the date of acquisition to December 31, 1998 or at December 31, 1998, as appropriate.

     The bank subsidiaries accounted for substantially all of the assets and net income of the Company as of and for each of the years ended 1998, 1997, and 1996.

RECENT GROWTH AND DEVELOPMENTS

     RECENT DEVELOPMENTS IN THE OMAHA METROPOLITAN AREA. In February 1999, the Company filed with the Office of Thrift Supervision an application to establish a de novo federal thrift in Omaha, Nebraska, to be known as Marine Bank. The Company intends initially to capitalize Marine Bank with $10.0 million. The president-to-be of this institution is currently an experienced commercial loan officer with CIB-Chicago. He is originally from the Omaha metropolitan area and is familiar with the Omaha banking market. Operations are expected to begin in Omaha during the third quarter of 1999, subject to the receipt of regulatory approval.

     RECENT DEVELOPMENTS IN CENTRAL ILLINOIS. Central Illinois Bank has submitted an application for approval of the establishment of a branch facility in Springfield, Illinois. Subject to the receipt of regulatory approval, the Company expects to begin operations at the Springfield facility in the second quarter of 1999. On February 26, 1999, Central Illinois Bank completed the sale of substantially all of the assets and deposit liabilities of its Charleston, Illinois branch to the First National Bank in Toledo, following a determination that the operations of the branch facility did not fit within the Company's long-term strategic plans. The deposit liabilities of the branch as of the closing date were approximately $12.2 million.

     RECENT DEVELOPMENTS IN THE CHICAGO METROPOLITAN AREA. On March 29, 1999, CIB-Chicago completed the acquisition of the deposit liabilities and related real estate and personal property of two branch facilities of Park National Bank and Trust of Chicago: a Mount Prospect, Illinois facility with deposit liabilities in excess of $82.8 million, and an Arlington Heights, Illinois facility with deposit liabilities in excess of $33.0 million. Both of these facilities are located in suburbs of Chicago. CIB-Chicago has also submitted an application to establish a branch facility in Northbrook, Illinois, another Chicago suburb. Subject to the receipt of regulatory approval, the Company expects the Northbrook facility to begin operations during the second quarter of 1999.

     RECENT DEVELOPMENTS IN WISCONSIN. Marine Bank has received regulatory approval to establish a branch facility in downtown Milwaukee. The facility is expected to open during the second quarter of 1999.

     RECENT DEVELOPMENTS IN INDIANA. CIB-Indiana has filed an application for regulatory approval to establish a branch facility in downtown Indianapolis. The facility is expected to open during the second quarter of 1999, subject to the receipt of regulatory approval.

OPERATIONS OF NON-BANK SUBSIDIARIES

     In addition to the Company's four banking subsidiaries, the Company owns and operates three wholly-owned non-banking subsidiaries:

     (1) C.I.B. Data Processing Services, Inc.,

     (2) Mortgage Services, Inc., and

     (3) Marine Trust and Investment Company.

Each of these subsidiaries was created or acquired to facilitate or complement the Company's banking activities.

     C.I.B. DATA PROCESSING SERVICES, INC. C.I.B. Data Processing Services, Inc., is an Illinois corporation, incorporated in August 1990. The Company organized this subsidiary to provide data processing services to the Company and its other subsidiaries. The Company's data processing subsidiary coordinates computer equipment leases and purchases, licenses banking software and coordinates operation of the software for the Company and its subsidiaries. The Company operates the data processing subsidiary as a means to facilitate internal operational needs and does not provide services to third parties. The Company believes that, by performing its data processing function in-house, it receives more timely and cost-effective service than would be received if it used a third-party service provider. In addition, the data processing subsidiary facilitates the Company's growth strategy by allowing the Company and its subsidiaries to rapidly integrate newly opened or acquired branches.

     As of December 31, 1998, this subsidiary had 16 full-time equivalent employees. The Company's data processing subsidiary does not separately own any facilities, and its principal office is located in the Rantoul, Illinois facility of Central Illinois Bank.

     Mortgage Services, Inc. In September 1995, the Company acquired all of the stock of Mortgage Services of Illinois, Inc., which provides mortgage origination and mortgage brokerage services. In 1998, the Company changed the name of the mortgage banking subsidiary to Mortgage Services, Inc. This subsidiary is an Illinois corporation licensed by the Office of the Commissioner of Banks and Real Estate of the State of Illinois and by the Department of Financial Institutions of the State of Wisconsin as a provider of mortgage banking services in the States of Illinois and Wisconsin. Through the mortgage banking subsidiary, the Company originates conventional mortgage loans and offers VA, FHA and other fixed-rate, variable-rate and first-time home buyer loans. Although the Company sells a majority of the mortgage loans in the secondary market with servicing rights released, the Company also retains mortgage loans that meet the Company's underwriting standards but which do not conform to secondary market underwriting guidelines or where the Company believes that retaining the loan is important in enhancing a customer relationship.

     As of December 31, 1998, the Company's mortgage banking subsidiary had 23 full-time equivalent employees. The subsidiary does not separately own any facilities, and its principal office is located in the Bloomington facility of Central Illinois Bank. The mortgage banking subsidiary's employees also provide mortgage origination and brokerage services at many of the other branch facilities of the Company's subsidiary banks.

     Marine Trust and Investment Company. Marine Trust and Investment Company obtained authority to begin trust operations in February 1998. Through the trust company, the Company is able to provide a wide range of personal and corporate trust products and trust-related services, including serving as executor of estates, as trustee under testamentary and intervivos trusts, as guardian of the estates of minors and incompetents, and as escrow agent under various agreements. Central Illinois Bank had previously obtained authority in August 1991 to operate a trust department and began offering trust products and services at that time. The Company subsequently moved most of its trust operations from Central Illinois Bank to the trust company in order to centralize the Company's trust operations. The trust company is presently authorized to provide trust services only through its Illinois trust offices.

     As of December 31, 1998, the trust company had six full-time equivalent employees and $110 million of assets under management or custody. The trust company does not own any separate facilities, and its principal office is located in the Bolingbrook facility of CIB-Chicago.

MANAGEMENT SUPPORT SERVICES

     In addition to the support services provided by its non-bank subsidiaries, the Company, as a holding company, provides a wide array of back-office services to its bank and non-bank subsidiaries. The Company believes it is efficient to consolidate within the Company certain services that all of its bank subsidiaries need and to have the banks draw on these services as necessary. This assures that the banks receive consistent service quality and also allows the Company to manage the cost of these services. The primary back office services include human resources, legal, investment, audit, accounting, finance, credit administration, loan review, operations, marketing and advertising. The holding company employees allocate their time among the Company and the bank and non-bank subsidiaries, and charge the subsidiaries a professional fee based on a cost allocation formula that is set forth in a written management agreement. At December 31, 1998, the Company had 115 full-time equivalent employees at the holding company level, many of whom provide professional services to the banks and the non-bank subsidiaries.

TOTAL EMPLOYEES

     At December 31, 1998, the Company and all of its bank and non-bank subsidiaries had a combined total of 421 full-time equivalent employees.

SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under both federal and state law. This regulation affects, to a large extent, the manner in which the Company and its subsidiaries conduct their business. Any significant change in the banking laws and regulations applicable to the Company and its subsidiaries could materially impact their operations or change the manner in which they conduct their business. Federal and state regulation of financial institutions is intended primarily for the protection of the federal deposit insurance funds and depositors, rather than stockholders, of a financial institution.

     The Company is a registered bank holding Company under the Bank Holding Company Act of 1956 (the "BHCA") and, as such, is regulated by the Federal Reserve Board. The Company's bank subsidiaries are regulated by the Federal Deposit Insurance Corporation (the "FDIC"), as their primary federal regulator, and also by the state banking regulator for the state in which they are chartered -- either the Illinois Office of Banks and Real Estate, the Wisconsin Department of Financial Institutions, or the Indiana Department of Financial Institutions. The Company's trust subsidiary is regulated by the Illinois Office of Banks and Real Estate and its mortgage banking subsidiary is regulated by the Illinois Office of Banks and Real Estate and the Wisconsin Department of Financial Institutions.

     The Company and its non-bank subsidiaries are subject to examination by the Federal Reserve Board. The state banking regulators periodically conduct examinations of the Company's bank subsidiaries and non-bank subsidiaries that are subject to their regulation. The FDIC also conducts its own regulatory examinations of the Company's subsidiary banks, as FDIC-insured depository institutions.

     The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries. It is by no means a complete discussion of all the federal and state banking statutes and regulations applicable to the Company and to its subsidiaries.

EXPANSIONARY ACTIVITIES

     The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with another bank holding company, acquiring substantially all the assets of any bank or acquiring directly or indirectly any ownership or control of more than five percent of the voting shares of any bank. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. Bank holding companies, may, however, engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits except in certain cases. The Interstate Act also permits a bank, with the approval of the appropriate federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, with approval of the appropriate federal bank regulatory agency, merge across state lines, unless the home state of a participating bank opted-out of the Interstate Act prior to June 1, 1997. Only two states, Montana and Texas, opted out prior to that date. In addition, the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or certain grand-fathered thrift affiliates, whether such banks and thrifts are located in a different state or in the same state.

CAPITAL STANDARDS

     The federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items, (Total Capital Ratio) is 8%, and the minimum ratio of that portion of total capital that is comprised of common stock, related surplus, retained earnings, non-cumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill (Tier 1 capital), to risk-weighted assets is 4%. The balance of total capital may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease loss allowance.

     These risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

     In addition, the federal bank regulators have established a minimum Leverage Ratio (Tier 1 capital to total assets) for bank holding companies and banks, which requires a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points.

     The Federal Reserve Board's guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.

     At December 31, 1998, the Company and its bank subsidiaries were in compliance with these minimum capital requirements. For more information about the regulatory capital levels of the Company and its bank subsidiaries, see "Management's Discussion of Financial Condition and Results of
Operations -- Capital."

PROMPT CORRECTIVE ACTION AND REGULATORY RESTRICTIONS

     Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take prompt corrective action in respect to FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under applicable regulations, an FDIC-insured bank is defined as well capitalized if it maintains a Leverage Ratio (Tier 1 capital to quarterly average total assets) of at least 5%, a Total Capital Ratio (qualifying total capital to risk-weighted assets, including certain off-balance sheet items) of at least 10% and a Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets) of at least 6% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency.

     A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements (i.e., if it has a Leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Total Capital Ratio of 8% or greater and a Tier 1 Capital Ratio of 4% or greater). A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if its significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited); in addition, "pass-through" insurance coverage may not be available for certain employee benefit accounts.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions may be restricted from making payments of principal and interest on subordinated debt and are subject to appointment of a receiver or conservator.

DIVIDEND RESTRICTIONS

     The Federal Reserve Board's policy is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

     The Company's ability to pay any dividends depends in large part on the ability of the Company's subsidiary banks to pay dividends to it. The ability of the subsidiary banks to pay dividends is subject to restrictions primarily under the banking laws of the state under which the subsidiary bank is organized, in the case of the Company's bank subsidiaries, the laws of Illinois, Indiana and Wisconsin.

     Under Illinois law, a bank may generally pay dividends without the approval of the Illinois Office of Banks and Real Estate so long as the amount of the dividend does not exceed net profits then on hand, after first deducting from net profits the bank's losses and bad debts, and subject to certain additional requirements of the Illinois Office of Banks and Real Estate.

     Under Wisconsin law, a Wisconsin-chartered savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or at least 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the Wisconsin Department of Financial Institutions is required before dividends exceeding 50% of profits for any calendar year may be declared.

     Under Indiana law, a bank may pay dividends without the approval of the Indiana Department of Financial Institutions so long as its capital is unimpaired. In any event, dividends may not exceed undivided profits on hand, less losses, bad debts, certain depreciation are other expenses.

FEDERAL DEPOSIT INSURANCE

     The deposits of the Company's three subsidiary banks are insured under the FDIC's Bank Insurance Fund ("BIF"), and the deposits of the Company's one savings bank subsidiary are insured under the FDIC's Savings Association Insurance Fund ("SAIF"). The deposits acquired by one of the Company's subsidiary banks through the acquisition of a branch of a thrift are also insured under SAIF. As FDIC-insured institutions, each of the Company's subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a rate schedule for premium assessments for BIF-insured and SAIF-insured deposits which provides for an assessment range of 0% to 0.27% of deposits, depending on the capital category and supervisory category to which it is assigned.

     The Deposit Insurance Funds Act of 1996 provides that, for semi-annual periods beginning after December 31, 1996 through December 31, 1999, both BIF deposits and SAIF deposits will also be assessed to pay interest on the bonds issued in the late 1980s by the Financing Corporation (the "FICO Bonds") to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF deposits until December 31, 1999. After the earlier of December 31, 1999 or the date on which the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin for both BIF and SAIF deposits.

RESTRICTIONS ON AFFILIATE TRANSACTIONS

     Transactions between the Company, its subsidiary banks and its non-bank subsidiaries are subject to a number of restrictions. Federal Reserve Board policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit. Bank holding companies are also restricted in the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another or engage in certain other transactions, such as purchasing securities issued by an affiliate, purchasing assets from an affiliate, accepting securities issued by an affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate.

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-income and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes, consistent with the CRA, are best suited to its particular community. The CRA requires each federal banking agency to assess the institution's record of meeting the credit needs of its community in the agency's evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities.

     Each of the Company's subsidiary banks received at least "satisfactory" ratings on its most recent CRA performance evaluation.

COMPETITION

     The banking business is highly competitive. The Company's subsidiary banks compete with other financial institutions and financial service companies in their market areas and in surrounding areas in attracting deposits and offering many types of financial services and products. The Company competes for business in its market areas with larger banks that have both regional and national markets.

     The Company's subsidiary banks also compete with savings and loan associations, credit unions, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial firms have resources many times greater than those of the Company. In addition, new financial intermediaries such as money-market mutual funds and other non-banking organizations with which the Company's banks compete for deposits are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

     Recent changes in federal and state laws have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from the implementation of interstate banking laws and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Company's subsidiary banks operate, although it is not possible to predict the extent or timing of such increased competition.

FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of these safe harbor provisions. Forward-looking statements are identified by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and the business environment which could change at any time and which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There are inherent difficulties in predicting factors that may affect the accuracy of such statements. Potential risks and uncertainties that may affect the Company's operations, performance, development, and business results include the following:

     - the risk of adverse changes in business conditions in the banking industry generally and in the specific Midwestern markets in which the Company's subsidiary banks operate;

     - changes in the legislative and regulatory environment resulting in increased competition or operating expenses;

     - changes in interest rates and changes in monetary and fiscal policies;

     - increased competition from other financial and non-financial institutions;

     - inability of the Company to generate or obtain the funds necessary to achieve its future growth objectives;

     - inability to manage the Company's future growth;

     - inability to attract and retain key personnel;

     - changes in the financial condition or operating results of one or more borrowers or related groups of borrowers or borrowers within a related industry or group, to which one or more of the Company's subsidiary banks have extended credit, resulting in a concentration of credit risk with respect to such borrowers;

     - factors that may affect the Company's ability, or the ability of its customers or suppliers, to achieve Year 2000 readiness in a timely manner;

     - the competitive impact of technological advances in the conduct of the banking business; and

     - other risks set forth from time to time in the Company's filings with the Securities and Exchange Commission.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 2. PROPERTIES

     The following table provides information relating to the material real properties owned or leased by the Company's subsidiaries as of December 31, 1998. The Company's subsidiary banks lease or sublease office space to the Company and to its non-bank subsidiaries. The Company does not separately own or lease any real property.

                          LOCATION                              OWNED OR LEASED    DATE OPENED
                          --------                              ---------------    -----------
CENTRAL ILLINOIS BANK FACILITIES:
Sidney, Illinois............................................      Owned              9/87
Champaign, Illinois.........................................      Owned              9/88
Urbana, Illinois............................................      Owned              3/90
Arrowsmith, Illinois........................................      Owned             10/91
Normal, Illinois............................................      Owned             11/92
Champaign, Illinois (Midtown)...............................      Owned              4/94
Rantoul, Illinois...........................................      Leased            11/94
Monticello, Illinois........................................      Leased             5/95
Danville, Illinois..........................................      Owned              8/95
Decatur, Illinois...........................................      Leased            10/95
Bloomington, Illinois.......................................      Owned             12/95
Arthur, Illinois............................................      Owned             10/96
Morton, Illinois............................................      Leased            10/96
East Peoria, Illinois.......................................      Owned             10/97
Peoria, Illinois............................................      Leased             9/97
Charleston, Illinois(1).....................................      Owned             11/97
CIB-CHICAGO FACILITIES:
Hillside, Illinois..........................................      Leased             6/94
Willow Springs, Illinois....................................      Owned              7/96
Niles, Illinois.............................................      Leased             8/96
Elk Grove Village, Illinois.................................      Owned             10/96
Chicago, Illinois (Downtown)................................      Leased            10/96
Bolingbrook, Illinois.......................................      Leased             2/97
Elmhurst, Illinois..........................................      Leased             6/98
Gurnee, Illinois............................................      Leased             7/98
MARINE BANK FACILITIES:
Cedarburg, Wisconsin........................................      Owned              9/97
Grafton, Wisconsin..........................................      Owned              9/97
Pewaukee, Wisconsin.........................................      Owned              2/98
Wauwatosa, Wisconsin........................................      Leased             5/98
CIB-INDIANA FACILITIES:
Indianapolis, Indiana (Fox Road)............................      Leased             3/98
Indianapolis, Indiana (Emerson Way).........................      Leased             9/98
MORTGAGE SERVICES, INC. FACILITY:
Bloomington, Illinois.......................................      Leased            12/98

-------------------------
(1) This facility was sold on February 26, 1999. See "Recent Growth and Developments."

     None of the properties owned by the Company's subsidiaries is subject to encumbrances material to the operations of the Company and its subsidiaries. The Company considers the conditions of its properties to be generally good and adequate for the current needs of the businesses of it and its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a materially adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal year 1998.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of all executive officers of the Company, the period that each has held his position with the Company, and a brief account of each officer's business experience during the past five years. Under the Company's by-laws, executive officers are elected annually by the board of directors, and each executive officer holds office until his successor has been duly elected and qualified or until his earlier death, resignation or removal.

            NAME AND AGE                                    OFFICE AND EXPERIENCE
            ------------                                    ---------------------
J. Michael Straka, 61(1).............    Mr. Straka is the President and Chief Executive Officer of
                                         the Company and has held those positions since 1987. Prior to assuming those positions, Mr. Straka was head of the
                                         international division of a large Milwaukee-based regional bank, where he was employed for 26 years.
Donald M. Trilling, 68...............    Mr. Trilling is Chairman of the Board of Directors of the
                                         Company and has held that position since 1987. Mr. Trilling is also Secretary/ Treasurer of Illinois Tile Distributors
                                         Inc., an importer and distributor of ceramic tiles, since
                                         1983 and President of Tiles of Italy, Ltd., an importer of ceramic tiles, since 1975.
Michael L. Rechkemmer, 49............    Mr. Rechkemmer is an Executive Vice President of the Company
                                         and has held that position since July, 1998. He was
                                         CIB-Chicago's Vice Chairman and Chief Operating Officer from
                                         January 1997 to June 1998 and its President and Chief
                                         Executive Officer from July 1994 to December 1996. Prior to joining CIB-Chicago, Mr. Rechkemmer was President and Chief
                                         Executive Officer of Mid America Bank N.A. from January 1991 to June 1994.
Steven T. Klitzing, 36...............    Mr. Klitzing is Senior Vice President, Chief Financial
                                         Officer, Treasurer and Assistant Secretary of the Company
                                         and has held those positions since December 1993. Mr.
                                         Klitzing has been with the Company since 1986 and has held various positions with the Company and its subsidiaries
                                         since that date.
Donald J. Straka, 36(1)..............    Mr. Straka is Senior Vice President, Secretary and General
                                         Counsel of the Company and has held those positions since
                                         1997. Mr. Straka has been engaged in the practice of law
                                         since 1987. In 1992 Mr. Straka joined the law firm of
                                         Brashear & Ginn and he was a partner of that firm from 1995 to 1997.
Stephen C. Bonnell, 48...............    Mr. Bonnell has been a Senior Vice President of the Company since October 1994 and Head of Credit Administration since
                                         January 1996. He was Chief Operating Officer of Central
                                         Illinois Bank MC from January 1994 to October 1994. Prior to
                                         1994, Mr. Bonnell served in various capacities with the
                                         Company and its subsidiaries. Mr. Bonnell was the President of Sidney Community Bank, now known as Central Illinois
                                         Bank, upon the change in ownership in 1987.
Patrick J. Straka, 32(1).............    Mr. Straka is Senior Vice President and Chief Investment
                                         Officer of the Company and has held those positions since
                                         February 1999. He was a Vice President, Investment Officer
                                         and General Auditor of the Company from 1995 to February
                                         1999. Mr. Straka served in various positions with the
                                         Company from 1992 to 1995.

-------------------------
(1) J. Michael Straka is the father of Donald J. Straka and Patrick J. Straka.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

     There is no established public trading market for the Company's common stock. The Company has offered and sold, from time to time, shares of its common stock in private placement transactions. In its most recent private placement, the Company sold 16,320 shares at a purchase price per share of $1,997.50. The Company is also aware of approximately 16 transactions in 1998 in which shares of its common stock were sold. The Company was not, however, a party to any of those transactions.

(B) HOLDERS

     As of March 31, 1999, there were approximately 965 holders of record of the Company's common stock.

(C) DIVIDENDS

     The Company has not declared or paid any cash dividends on its common stock during the two most recent fiscal years. The Company currently plans to reinvest earnings to support continued growth but will periodically consider whether to pay cash dividends in the future. Restrictions on the Company's ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed elsewhere in this Annual Report on Form 10-K. See, "Business -- Supervision and Regulation -- Dividend Restrictions;
-- Restrictions on Affiliate Transactions." See also Note 11 to the Company's December 31, 1998 audited financial statements contained in Item 8 of this Form 10-K.

(D) RECENT SALES OF UNREGISTERED SECURITIES

     In addition to the shares of common stock sold in a private placement of the Company's common stock which commenced on May 15, 1998, as previously reported in the Company's Form 10, as amended, dated June 25, 1998, and its Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, during its 1998 fiscal year, the Company also sold shares of its common stock to directors, officers and employees in sales which were not registered under the Securities Act of 1933, as amended. All such sales were made upon the exercise of previously granted stock options on the dates, in the amounts, and at the prices set forth below:

                                                                       EXERCISE PRICE
                DATE OF SALE                     NO. OF SHARES SOLD      PER SHARE       AGGREGATE CONSIDERATION
                ------------                     ------------------    --------------    -----------------------
3/6/98.......................................            33              $1,274.91             $42,072.03
10/30/98.....................................            65                 742.98              48,293.70
                                                         --                                    ----------
                                                         98                                    $90,365.73
                                                         ==                                    ==========

     In making such offers and sales of common stock to directors, officers and employees, the Company relied either on the intrastate offering exemption under
Section 3(a)(11) under the Securities Act or on Rule 701 under the Securities
Act.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF CONSOLIDATED FINANCIAL STATEMENTS AND RELATED STATISTICS

     The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 1998. The selected consolidated financial information should be read in conjunction with the consolidated financial statements, including the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere herein.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                1998        1997       1996       1995       1994
                                                ----        ----       ----       ----       ----
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income -- (TE)....................  $   81,983   $ 56,862   $ 36,957   $ 23,856   $ 13,661
Interest expense...........................      42,185     30,461     18,972     11,896      5,997
                                             ----------   --------   --------   --------   --------
Net interest income -- (TE)................      39,798     26,401     17,985     11,960      7,664
Tax equivalent adjustment..................        (918)      (616)      (261)      (144)      (112)
                                             ----------   --------   --------   --------   --------
Net interest income........................      38,880     25,785     17,724     11,816      7,552
Provision for loan loss....................       4,733      3,992      2,044        977        376
                                             ----------   --------   --------   --------   --------
Net interest income after provision for
  loan loss................................      34,147     21,793     15,680     10,839      7,176
Noninterest income.........................       5,907      3,397      2,753      1,677        913
Noninterest expense........................      25,431     17,378     12,959      8,931      6,245
                                             ----------   --------   --------   --------   --------
Income before income taxes.................      14,623      7,812      5,474      3,585      1,844
Income tax expense.........................       5,088      2,537      1,901      1,261        574
                                             ----------   --------   --------   --------   --------
Net Income.................................  $    9,535   $  5,275   $  3,573   $  2,324   $  1,270
                                             ==========   ========   ========   ========   ========
PER SHARE DATA(1)
Earnings per share -- Basic................  $    94.97   $  71.62   $  60.91   $  50.56   $  36.32
Earnings per share -- Diluted..............       93.78      71.08      60.35      50.04      35.73
Cash dividends.............................          --         --         --         --         --
Book value per share at end of year........    1,339.75   1,110.18     863.99     730.87     547.33
SELECTED ACTUAL YEAR-END BALANCES
Total assets...............................  $1,185,985   $807,323   $550,578   $354,796   $228,745
Earning assets.............................   1,147,995    777,444    519,518    334,197    214,339
Securities available for sale..............     114,545     54,347     29,004     27,214      5,781
Securities held to maturity................     101,739    106,589     83,163     45,049     43,082
Gross loans................................     916,952    614,760    407,369    259,834    156,621
Allowance for loan loss....................     (10,657)    (6,692)    (4,058)    (2,458)    (1,539)
Total deposits.............................   1,011,033    682,830    467,942    302,782    202,276
Borrowings.................................      23,255     18,320     21,561      6,981      1,500
Stockholders' equity.......................     143,558    100,732     58,232     42,677     23,743
SELECTED AVERAGE BALANCES
Total assets...............................  $  985,726   $677,928   $440,160   $283,478   $182,750
Earning assets.............................     950,344    650,376    420,927    268,142    171,561
Total securities...........................     189,378    147,142     91,022     64,123     41,686
Gross loans................................     746,319    492,847    324,600    197,145    125,450
Allowance for loan loss....................      (8,699)    (5,543)    (3,333)    (2,054)    (1,377)
Total deposits.............................     827,705    592,952    382,893    249,115    161,715
Borrowings.................................      26,101     10,904      8,395      4,971      2,981
Stockholders' equity.......................     125,625     69,185     44,523     26,963     15,643

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                1998        1997       1996       1995       1994
                                                ----        ----       ----       ----       ----
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
RATIOS
Average loans to average deposits..........       90.17%     83.12%     84.78%     79.14%     77.57%
Return on average assets...................        0.97       0.78       0.81       0.82       0.69
Return on average equity...................        7.59       7.62       8.02       8.62       8.12
Leverage capital ratio.....................       12.53      12.36      10.90      11.90       9.60
Efficiency ratio(2)........................       56.06      58.59      63.05      67.06      73.65
Net interest margin........................        4.19       4.06       4.27       4.46       4.33
Allowance for loan loss to year-end
  loans....................................        1.16       1.09       1.00       0.95       0.98
Allowance for loan loss to non-performing
  loans....................................      265.89     363.50     169.44     273.72     555.60
Non-performing loans to total loans........        0.44       0.30       0.59       0.35       0.18
Net loan charge-offs to average loans......        0.10       0.31       0.14       0.03       0.21
Total risk-based capital ratio.............       14.57      15.50      13.71        N/A        N/A
Average equity to average assets...........       12.74      10.21      10.12       9.51       8.56
OTHER DATA
Number of employees (FTE)..................         421        316        251        177        129
Number of banking facilities...............          30         24         18         12          8
Shares outstanding at end of year..........     107,153     90,735     67,399     58,392     43,380
Weighted average shares outstanding
  Basic(1).................................     100,406     73,658     58,660     45,968     34,952
Weighted average shares outstanding
  Diluted(1)...............................     101,672     74,222     59,201     46,446     35,532

-------------------------
(1) Data has been adjusted where applicable to show effect of a five for one stock split in 1995.

(2) Efficiency ratio is noninterest expense divided by the sum of net interest income (TE) and noninterest income excluding gains and losses on securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following is a discussion and analysis of the Company's consolidated financial condition as of December 31, 1998 and 1997 and its results of operations for the three years ended December 31, 1998. References in the discussion below to the "Company" include the Company's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and footnotes contained in Item 8 of this Form 10-K. All dollar amounts are rounded.

INTRODUCTION AND OVERVIEW

     The Company had net income of $9.5 million in 1998, as compared to $5.3 million in 1997 and $3.6 million in 1996, which represented an increase of 80.8% from 1997 to 1998 and 47.6% from 1996 to 1997. Total assets at December 31, 1998 were approximately $1.2 billion, which represented a 46.9% increase from total assets of $807.3 million at December 31, 1997. Total assets increased 46.6% during 1997, from $550.6 million at December 31, 1996.

     The Company achieved this growth by focusing on the development of banking relationships with small to medium-sized businesses and through the opening of new banks and branches, internal growth and, to a lesser extent, acquisitions. In 1998, CIB-Indiana and the trust company began operations, and the Company's bank subsidiaries opened four de novo branch facilities and acquired one existing branch facility with $13.2 million in deposits. In 1997, the Company acquired Marine Bank and Savings, formerly known as First Ozaukee Savings Bank, with $34.5 million in assets, and the Company's bank subsidiaries opened four de novo branch facilities. The Company raised a significant portion of the capital necessary to facilitate its growth through the sale of its common stock in private placement offerings in 1998, 1997 and 1996, as well as in prior years.

     The following table provides an overview of the recent growth of the Company by providing the percentage increase in each of the following balance sheet or income statement line items at or for the periods ended December 31, 1998, 1997 and 1996, in each case as compared to the prior year.

                                                                           AS OF DECEMBER 31,
                                                             -----------------------------------------------
                                                             1998 VS. 1997    1997 VS. 1996    1996 VS. 1995
                                                             -------------    -------------    -------------
BALANCE SHEET ITEMS
Commercial real estate, construction, and commercial
  loans..................................................        58.16%           51.56%           65.88%
Total loans -- gross.....................................        49.16            50.91            56.78
Total assets.............................................        46.90            46.63            55.18
Total deposits...........................................        48.07            45.92            54.55

                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                             1998 VS. 1997    1997 VS. 1996    1996 VS. 1995
                                                             -------------    -------------    -------------
INCOME STATEMENT ITEMS
Net interest income after provision (TE).................        56.48%           40.57%           45.14%
Noninterest income.......................................        73.89            23.39            64.16
Noninterest expense......................................        46.34            34.10            45.10
Net income...............................................        80.76            47.64            53.74
Diluted earnings per share...............................        31.94            17.78            20.60

RESULTS OF OPERATIONS

     NET INCOME. The Company had net income of $9.5 million in 1998, $5.3 million in 1997 and $3.6 million in 1996, an increase of 80.8% from 1997 to 1998 and 47.6% from 1996 to 1997. The increases in net income for these periods were primarily a result of an increase in average earning assets and the corresponding net interest income earned on these earning assets, offset in part by increases in noninterest expenses, the provision for loan loss and income tax expense.

     Diluted earnings per share of the Company's common stock were $93.78 in 1998, $71.08 in 1997 and $60.35 in 1996, representing an increase of 31.9% from 1997 to 1998 and 17.8% from 1996 to 1997. Growth in earnings per share has been less than the growth in net income primarily due to an increase in the number of shares outstanding as a result of the Company's issuance of additional shares of common stock in private placement offerings during each of these periods.

     NET INTEREST INCOME. Net interest income is the most significant component of the Company's earnings. Net interest income is the difference between interest earned on the Company's income-producing assets and interest paid on deposits and other borrowed funds. Net interest margin is this difference expressed as a percentage of average earning assets. The amount of the Company's net interest income is affected by several things, including interest rates and the volume and relative mix of earning assets and liabilities. Although the Company can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond management's control.

     The following table sets forth information regarding average balances, interest income and interest expense and average rates earned or paid, as the case may be, for each of the Company's major asset and liability categories, and for total liabilities and shareholders' equity. The following table expresses interest income on a fully tax equivalent basis in order to compare the effective yield on earning assets. This means that interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax equivalent adjustment was based on the Company's effective federal income tax rate of 35% for 1998 and 34% for 1997 and 1996.

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                1998                            1997                            1996
                                    -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE               AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                    -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
INTEREST EARNING ASSETS (TE)
Securities
  Taxable.........................  $163,285   $ 9,930     6.08%    $128,130   $ 7,692      6.00%   $ 80,308   $ 4,741      5.90%
  Tax-exempt......................    26,093     2,091     8.01       19,012     1,376      7.24      10,714       685      6.39
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
  Total Securities................   189,378    12,021     6.35      147,142     9,068      6.16      91,022     5,426      5.96
Loans(1)
  Commercial and agricultural.....   676,153    63,237     9.35      439,478    42,331      9.63     284,912    27,641      9.70
  Real estate.....................    47,072     4,034     8.57       33,513     3,072      9.17      23,478     2,158      9.19
  Installment and other
    consumer......................    23,094     1,990     8.62       19,856     1,811      9.12      16,210     1,473      9.09
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
    Total loans...................   746,319    69,261     9.28      492,847    47,214      9.58     324,600    31,272      9.63
Federal funds sold................    14,647       701     4.79       10,307       573      5.56       5,305       259      4.88
Other.............................        --        --       --           80         7      8.75          --        --        --
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
TOTAL EARNING ASSETS (TE).........   950,344   $81,983     8.63%     650,376   $56,862      8.74%    420,927   $36,957      8.78%
                                               =======     ====                =======     =====               =======     =====
NONINTEREST EARNING ASSETS
Cash and due from banks...........    13,235                          10,701                           9,690
Premises and equipment............    14,250                          10,626                           8,241
Allowance for loan loss...........    (8,699)                         (5,543)                         (3,333)
Accrued interest and other
  assets..........................    16,596                          11,768                           4,635
                                    --------                        --------                        --------
Total Noninterest Earning
  Assets..........................    35,382                          27,552                          19,233
TOTAL ASSETS......................  $985,726                        $677,928                        $440,160
                                    ========                        ========                        ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY INTEREST BEARING
  LIABILITIES
Deposits
  Interest bearing demand
    deposits......................  $ 31,550   $   859     2.72%    $ 27,503   $   638      2.32%   $ 18,213   $   413      2.27%
  Money market....................    62,746     2,871     4.58       38,091     1,588      4.17      30,177     1,155      3.83
  Other savings deposits..........    27,865       784     2.81       16,914       642      3.80      13,400       467      3.48
  Time deposits of $100,000 or
    more..........................  169,216..    9,442     5.58      106,214     5,728      5.39      69,030     3,086      4.47
  Other time deposits.............   473,684    26,866     5.67      361,329    21,150      5.85     222,451    13,263      5.96
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
TOTAL INTEREST BEARING DEPOSITS...   765,061    40,822     5.34      550,051    29,746      5.41     353,271    18,384      5.20
Federal funds purchased...........     2,227       104     4.67          490        31      6.33         378        26      6.88
Repurchase agreement
  outstanding.....................     4,009       205     5.11        2,070       133      6.43       1,594       110      6.90
Treasury, tax and loan note.......       190         6     3.16          273         9      3.30         210         7      3.33
Borrowings -- short term..........     2,224       162     7.28        6,009       419      6.97       6,214       446      7.18
Borrowings -- long term...........    17,451       886     5.08        2,062       123      5.97          --        --        --
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
Total borrowed funds..............    26,101     1,363     5.22       10,904       715      6.56       8,395       588      7.00
TOTAL INTEREST BEARING
  LIABILITIES.....................   791,162   $42,185     5.33%     560,955   $30,461      5.43%    361,666   $18,972      5.24%
                                               =======     ====                =======     =====               =======     =====
NONINTEREST BEARING LIABILITIES
Noninterest bearing demand
  deposits........................    62,644                          42,901                          29,622
Accrued interest and other
  liabilities.....................     6,295                           4,887                           4,349
SHAREHOLDERS' EQUITY..............   125,625                          69,185                          44,523
                                    --------                        --------                        --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY............  $985,726                        $677,928                        $440,160
                                    ========                        ========                        ========
NET INTEREST INCOME (TE) AND
  INTEREST RATE SPREAD(2).........             $39,798     3.29%               $26,401      3.31%              $17,985      3.54%
                                               =======     ====                =======     =====               =======     =====
NET INTEREST MARGIN(3)............                         4.19%                            4.06%                           4.27%
                                                           ====                            =====                           =====

-------------------------
(TE) Tax Equivalent Basis

(1) Loan balance totals include nonaccrual loans.

(2) Interest rate spread is the net of the average rate on interest earning assets and interest bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

     Net interest income on a fully tax equivalent basis was $39.8 million in 1998, $26.4 million in 1997, and $18.0 million in 1996, representing a 50.7% increase from 1997 to 1998 and a 46.8% increase from 1996 to 1997. The increase in 1998 in the volume of earning assets, and the liabilities to fund these assets, accounted for substantially all of the increase in net interest income and was partially offset by a two basis point decrease in the net interest spread between the periods.

     The following table presents an analysis of changes on a tax-equivalent
(TE) basis in net interest income resulting from changes in average volumes of interest earning assets and interest bearing liabilities and average rates earned and paid.

                                      1998 CHANGE FROM 1997 DUE TO(1)             1997 CHANGE FROM 1996 DUE TO(1)
                                  ----------------------------------------    ----------------------------------------
                                  VOLUME     RATE       TOTAL    % CHANGE     VOLUME     RATE       TOTAL    % CHANGE
                                  ------     ----       -----    --------     ------     ----       -----    --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Loans (including fees)..........  $23,523   $(1,476)   $22,047      46.69%    $16,209   $  (267)   $15,942     50.98%
Securities -- taxable...........    2,138       100      2,238      29.10       2,825       126      2,951     62.24
Securities tax-exempt...........      567       148        715      51.96         539       152        691    100.88
                                  -------   -------    -------    -------     -------   -------    -------    ------
  Total Securities..............    2,705       248      2,953      32.57       3,364       278      3,642     67.12
Federal Funds sold..............      208       (80)       128      22.34         246        68        314    121.24
Other Earning assets............       --        (7)        (7)   (100.00)          7        --          7        --
                                  -------   -------    -------    -------     -------   -------    -------    ------
TOTAL INTEREST INCOME (TE)......   26,436    (1,315)    25,121      44.18      19,826        79     19,905     53.86
                                  -------   -------    -------    -------     -------   -------    -------    ------
INTEREST EXPENSE
Interest bearing demand
  deposits......................      110       111        221      34.64         210        14        225     54.48
Money market....................    1,128       155      1,283      80.79         311       122        433     37.49
Other savings deposits..........      308      (166)       142      22.12         125        50        175     37.48
Time deposits of $100,000 or
  more..........................    3,515       199      3,714      64.84       1,755       887      2,642     85.61
Other time deposits.............    6,372      (656)     5,716      27.03       8,229      (342)     7,887     59.47
Federal Funds purchased.........       81        (8)        73     235.48           7        (2)         5     21.47
Repurchase agreements
  outstanding...................       99       (27)        72      54.14          33        (9)        24     22.33
Treasury, tax and loan note.....       (3)       --         (3)    (33.33)          3        (1)         2     21.46
Borrowings -- short term........     (276)       19       (257)    (61.34)        (15)      (11)       (26)    (5.84)
Borrowings -- long term.........      781       (18)       763     620.33         123        --        123        --
                                  -------   -------    -------    -------     -------   -------    -------    ------
TOTAL INTEREST EXPENSE..........   12,116      (392)    11,724      38.49      10,782       707     11,489     60.56
                                  -------   -------    -------    -------     -------   -------    -------    ------
NET INTEREST INCOME (TE)........  $14,320   $  (969)   $13,397      50.74%    $ 9,044   $  (628)   $ 8,416     46.79%
                                  =======   =======    =======    =======     =======   =======    =======    ======

-------------------------
(1) Variances that were not specifically attributable to volume or rate have been allocated proportionately between rate and volume using the absolute values of each as a basis for the allocation. Nonaccruing loans were included in the average loan balances used in determining the yields.

     INTEREST INCOME. Total interest income for 1998 was $81.1 million, 44.1% higher than interest income of $56.2 million in 1997. Interest income in 1997 increased 53.3% from $36.7 million in 1996. The primary reason for the increase in interest income is the increase in the volume of all categories of the Company's average earning assets. Average earning assets increased 46.1% to $950.3 million during 1998 from $650.4 million in 1997. Average earning assets in 1997 represented a 54.5% increase over $420.9 million of average earning assets in 1996. The increase in interest income due to increased volume was partially offset by an eleven basis point decrease in the average interest rate earned on interest earning assets from 1997 to 1998 and a 13 basis point decrease in the average interest rate earned on interest earning assets from 1996 to 1997. The decrease in the average interest rate earned is primarily the result of an overall decline in market interest rates during this period which resulted in a large portion of the Company's assets being repriced at a lower rate during this period.

     Interest earned on loans is the largest component of total interest earned and represented 85.2%, 83.7% and 85.1% of total interest earned in 1998, 1997 and 1996, respectively. Interest earned on securities in the Company's portfolio accounted for the balance of total interest earned. Although market interest rates declined during 1998, the average interest rate earned on the Company's securities increased from 6.16% in 1997 to 6.35% in 1998. The increase was primarily due to the purchase of additional municipal securities with longer maturities and increased purchases of mortgage backed and callable securities.

     INTEREST EXPENSE. Total interest expense increased 38.5% to $42.2 million in 1998 from $30.5 million in 1997. Total interest expense for 1997 represented a 60.6% increase over $19.0 million of total interest expense for 1996. These increases were primarily due to an increase in the volume of interest bearing liabilities. Increased volume accounted for $12.1 million of the increase in total interest expense from 1997 to 1998 and $10.8 million of the variance from 1996 to 1997. The increase in interest expense due to volume was partially offset by a ten basis point decrease in the average interest rate paid on interest bearing liabilities from 1997 to 1998. A 19 basis point increase in the average interest rate paid on interest bearing liabilities from 1996 to 1997 further increased the amount of interest expense.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense has remained relatively constant at 86.1%, 88.2% and 86.2% in 1998, 1997 and 1996, respectively. The significant level of interest expense on time deposits is due to the fact that the Company has used these types of deposits to fund a large portion of the growth in its loan portfolio.

     The average rate paid on interest bearing deposits decreased seven basis points to 5.34% in 1998 from 5.41% in 1997. The average rate paid in 1997 reflected a 21 basis point increase over the 5.20% paid in 1996. The decrease in the average rate paid in 1998 was a result of an 18 basis point decrease in the average rate paid on other time deposits and a 99 basis point decrease in the rate paid on other savings deposits, offset in part by a 40 basis point increase in the average rate paid on interest bearing demand deposits, a 41 basis point increase in the average money market rate and a 19 basis point increase in time deposits of $100,000 or more.

     The 99 basis point decrease in the interest rate paid on other savings deposits was primarily the result of the savings deposits acquired in the purchase of Marine Bank in September 1997, which were at a lower rate than the Company's existing savings deposit base, and the lowering of the interest rate paid on other savings deposits during 1998. The increase in the average interest rate paid on both interest bearing demand deposits and money markets was primarily the result of the introduction of a tiered interest rate schedule within both types of deposits which provided for a higher interest rate to be paid to accounts with balances above a certain threshold. The increase in the rate paid on time deposits of $100,000 or more, was largely the result of reducing the proportion of secured deposits to unsecured deposits which generally require a higher interest rate. The Company decreased the proportion of secured time deposits of $100,000 or more in order to maintain liquidity through the availability of securities not pledged.

     The increase in the average rate paid on interest bearing deposits from 1996 to 1997 was a result of an increase in the rate paid on each type of deposit, with the exception of other time deposits, an increase in the percentage of interest bearing deposits to total deposits and an increase in the percentage of total deposits which are time deposits, which carry higher interest rates relative to other types of deposits. From 1996 to 1997, the average rate paid increased five basis points for interest bearing demand deposits, 34 basis points for money market accounts, 32 basis points for other savings deposits, 92 basis points for time deposits of $100,000 or more, but decreased eleven basis points for other time deposits.

     The Company's interest rate spread, which is the difference between the average interest rate on interest earning assets and the average interest rate on interest bearing liabilities, was 3.29% in 1998, 3.31% in 1997 and 3.54% in 1996. The net interest margin was 4.19%, 4.06% and 4.37% in 1998, 1997 and 1996, respectively.

NONINTEREST INCOME AND EXPENSE

     The following table sets forth the components of noninterest income and expense from 1996 through 1998 and the percentage changes between years.

                                     YEARS ENDED DECEMBER 31,             1998 VS 1997           1997 VS 1996
                                 ---------------------------------      -----------------      -----------------
                                  1998         1997         1996        AMOUNT    PERCENT      AMOUNT    PERCENT
                                  ----         ----         ----        ------    -------      ------    -------
                                                             (DOLLARS IN THOUSANDS)
NONINTEREST INCOME
Trust........................    $   376      $   248      $   269      $  128     51.61%      $ (21)    (7.81)%
Deposit service charges......      1,401          983          700         418     42.52         283      40.43
Loan fees....................      3,234        1,700        1,161       1,534     90.24         539      46.43
Other service fees...........        453          240          174         213     88.75          66      37.93
Securities gains, net........        344          136          183         208    152.94         (47)    (25.68)
Gain on sale of loans........         10           45          194         (35)   (77.78)       (149)    (76.80)
Other........................         89           45           72          44     97.78         (27)    (37.50)
                                 -------      -------      -------      ------    ------       -----     ------
TOTAL NONINTEREST INCOME.....    $ 5,907      $ 3,397      $ 2,753      $2,510     73.89%      $ 644      23.39%
                                 =======      =======      =======      ======    ======       =====     ======
NONINTEREST EXPENSE
Salaries and employee
  benefits...................    $15,655      $10,193      $ 7,529      $5,462     53.59%      $2,664     35.38%
Equipment....................      2,395        1,615        1,161         780     48.30         454      39.10
Occupancy and premises.......      1,822        1,328          893         494     37.20         435      48.71
Advertising/marketing........        705          954          843        (249)   (26.10)        111      13.17
Professional services........        742          585          492         157     26.84          93      18.90
Supplies.....................        499          372          342         127     34.14          30       8.77
Mailing and delivery.........        436          366          296          70     19.13          70      23.65
Travel, meals, and
  seminars...................        581          548          255          33      6.02         293     114.90
Amortization of
  intangibles................        345          270          238          75     27.78          32      13.45
Other expenses...............      2,251        1,147          910       1,104     96.25         237      26.04
                                 -------      -------      -------      ------    ------       -----     ------
TOTAL NONINTEREST EXPENSE....    $25,431      $17,378      $12,959      $8,053     46.34%      $4,419     34.10%
                                 =======      =======      =======      ======    ======       =====     ======
Efficiency ratio(1)..........      56.06%       58.59%       63.05%
Noninterest expense to
  average assets.............       2.58%        2.56%        2.94%

-------------------------

(1) Efficiency ratio is noninterest expense divided by the sum of net interest income (TE) and noninterest income excluding gains and losses on securities.

     NONINTEREST INCOME. Noninterest income increased $2.5 million, or 73.9%, from $3.4 million in 1997 to $5.9 million in 1998. The amount of noninterest income in 1997 represented a $644,000, or 23.4% increase from $2.8 million in 1996. The increase in noninterest income from 1997 to 1998 was primarily a result of a $1.5 million, or 90.2%, increase in loan fees, a $418,000, or 42.5%, increase in deposit service charges and a $213,000, or 88.8%, increase in other service fees for 1998 as compared to 1997. Other service fees include fees generated from merchant credit card services, cash management services and safe deposit income.

     Noninterest income represented 6.8%, 5.7% and 6.9% of total income, on a tax-equivalent basis, in 1998, 1997 and 1996, respectively. The primary source of noninterest income was loan fees, which represented $3.2 million, or 54.7%, of total noninterest income in 1998, $1.7 million, or 50.0%, in 1997 and $1.2 million, or 42.2%, in 1996. The increase in loan fees was a result of an increase in the volume of mortgages originated by the Company's mortgage banking subsidiary, due to a favorable interest rate environment.

     The Company believes that in order to continue to improve its earning performance, the percentage of earnings from noninterest income must increase. The Company has taken steps to increase its noninterest income, including the acquisition of the mortgage banking subsidiary, the formation of the trust company subsidiary and the development and expansion of additional fee based products and services, including cash management and letters of credit.

     NONINTEREST EXPENSE. Total noninterest expense increased $8.1 million, or 46.3%, to $25.4 million in 1998 from $17.4 million in 1997. The 1997 noninterest expense amount represented an increase of $4.4 million, or 34.1%, over noninterest expenses of $13.0 million in 1996. The increase in noninterest expense was primarily attributable to increased salaries and employee benefits expense and, to a lesser extent, increased equipment and occupancy and premises expenses, as a result of internal growth and the addition of six new banking facilities in 1998 and six new banking facilities in 1997. Salary and employee benefits expense, as a percentage of total noninterest expense, was 61.6% in 1998, 58.7% in 1997, and 58.1% in 1996.

     Salary and employee benefits expense was $15.7 million in 1998, as compared to $10.2 million in 1997, an increase of 53.6%. Salary and employee benefits expense in 1997 also increased from $7.5 million in 1996, an increase of 35.4%. The increase in salaries and benefits is the result of a number of factors, including; the hiring of personnel to staff the new facilities, the hiring of additional management personnel, increases in the salaries of existing personnel, increased commissions paid to mortgage originators due to the increased volume of mortgage originations, and increased bonus expense as a result of performance measures being met in 1998. As a result of the Company's growth, the total number of its full-time equivalent employees increased to 421 at December 31, 1998 from 316 at December 31, 1997 and 251 at December 31, 1996 representing a 33.2% increase in 1998 and a 25.9% increase in 1997.

     Equipment expense increased $780,000, or 48.3%, to $2.4 million in 1998 from $1.6 million in 1997. The 1997 equipment expense amount was an increase of $454,000, or 39.1%, from 1996 equipment expense of $1.2 million. Occupancy and premises expenses increased $494,000, or 37.2%, to $1.8 million in 1998 from $1.3 million in 1997. The 1997 occupancy and premises expense amount was an increase of $435,000, or 48.7%, from 1996 net occupancy expenses of $893,000. All other noninterest expenses, which include professional services, advertising and marketing, and various other items, increased $1.3 million, or 31.0%, to $5.6 million in 1998 from $4.2 million in 1997. The 1997 other expenses amount represented an increase of $866,000, or 25.6%, from 1996 other expenses of $3.4 million.

     The increases in equipment expense, net occupancy expenses and other noninterest expenses were primarily due to the initial and ongoing expenses incurred in connection with the acquisition of a new bank and the opening of additional branch facilities in 1997 and 1998. Even though the Company's total noninterest expense increased in terms of total dollars during these periods, and is expected to continue to increase as the Company continues to implement its growth strategy, the Company's efficiency ratio improved to 56.1% in 1998 from 58.6% in 1997 and 63.1% in 1996. The efficiency ratio is calculated by dividing noninterest expense by the sum of (1) net interest income, on a fully tax equivalent basis, and (2) other noninterest income, excluding securities gains and losses. In addition, the Company's overall operating efficiency remained steady as measured by total noninterest expense as a percentage of average total assets. Total noninterest expense as a percentage of average total assets was 2.6% in both 1998 and 1997 and 2.9% in 1996.

INCOME TAXES

     The Company records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary timing differences between financial statement and income tax reporting. The increase in the income tax provision was primarily due to increases in taxable income in each of the corresponding years and the movement of the Company into a higher tax bracket during 1998.

FINANCIAL CONDITION

OVERVIEW

     The Company's total assets increased $378.7 million, or 46.9%, at December 31, 1998 from $807.3 million at December 31, 1997. The increase in 1998 was primarily attributable to internal growth, reflected in the opening of one de novo bank and four de novo branch facilities, and the acquisition of one existing branch facility. Asset growth occurred primarily in loans and securities which increased $301.4 and $55.3 million, respectively, funded with increases in deposits of $328.2 million and in equity of $42.8 million. The Company's ratio of shareholders' equity to total assets was 12.1% at December 31, 1998 compared to 12.5% at December 31, 1997. The increase in equity of $42.8 million, or 42.5%, was mostly due to a private placement of common stock in 1998 that raised $32.6 million and to 1998 net income of $9.5 million.

SECURITIES

     The Company seeks to manage its investment portfolio in a manner that promotes the achievement of liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assists the Company in meeting various regulatory requirements and that is consistent with its interest rate risk policies. The Company manages the maturity structure of the portfolio to provide a stream of cash flows, to complement the interest-rate risk management of the Company, and to promote the long-term after-tax earnings of the Company.

     The carrying value and tax equivalent yield of the Company's securities are set forth in the following table.

                                                                  AT DECEMBER 31,
                                        --------------------------------------------------------------------
                                                    YIELD TO                YIELD TO                YIELD TO
                                          1998      MATURITY      1997      MATURITY      1996      MATURITY
                                          ----      --------      ----      --------      ----      --------
                                                               (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Government & Agencies
  (including mortgage-backed
  securities).......................    $104,364      5.56%     $ 49,121      6.00%     $ 25,755      N/A
States and political subdivisions...       3,572      7.40         1,618      8.54            --      N/A
Other notes and bonds...............       2,264      6.07           654      7.22           449      N/A
Federal Home Loan Bank stock........       3,057      6.63         2,574      6.81         2,892      N/A
Other equities......................          37        --            23        --            14      N/A
Market value adjustment -- SFAS
  115...............................       1,251        --           357        --          (106)     N/A
                                        --------      ----      --------      ----      --------
TOTAL SECURITIES AVAILABLE FOR
  SALE..............................     114,545      5.66        54,347      6.12        29,004      N/A
                                        --------      ----      --------      ----      --------
SECURITIES HELD TO MATURITY
U.S. Government & Agencies
  (including mortgage-backed
  securities).......................      78,844      5.97        87,552      6.23        68,060      N/A
States and political subdivisions...      26,445      7.37        18,587      7.51        13,751      N/A
Other notes and bonds...............         450      7.10           450      8.00         1,352      N/A
                                        --------      ----      --------      ----      --------
TOTAL SECURITIES HELD TO MATURITY...     101,739      6.34       106,589      6.46        83,163      N/A
                                        --------      ----      --------      ----      --------
TOTAL SECURITIES....................    $216,284      6.01%     $160,936      6.35%     $112,167      N/A
                                        ========      ====      ========      ====      ========

-------------------------
N/A -- Information not readily available

All securities balances listed at carrying value

     Total securities outstanding at December 31, 1998 were $216.3 million, an increase of 34.4%, as compared to $160.9 million at December 31, 1997. Total securities also increased 43.5% in 1997, from $112.2 million at December 31, 1996. The increase in the securities portfolio was directly related to the Company's growth during this period. Because the securities portfolio is one of the Company's primary sources of liquidity, the Company increased the size of its portfolio each year to maintain a relatively constant ratio of securities to assets. The ratio of total securities to total assets was 18.2% at December 31, 1998, 19.9% at December 31, 1997, and 20.4% at December 31, 1996.

     The mix of securities in the portfolio has remained relatively constant during the past three years. Ignoring SFAS 115, market value adjustments at December 31, 1998, 84.7% of the portfolio consisted of U.S. Treasury and Government Agency securities, as compared to 84.9% at December 31, 1997 and 83.6% at December 31, 1996. Obligations of states and political subdivisions of states accounted for most of the balance of the portfolio, again ignoring SFAS 115, comprising 13.9% of the portfolio at December 31, 1998, 12.6% at

December 31, 1997, and 12.3% at December 31, 1996. Most of those obligations were general obligations of states, or political subdivisions of states, in which the Company's subsidiaries are located.

     The Company has classified certain of its securities as held to maturity and certain of its securities as available for sale. Securities classified as held to maturity are those that the Company has both the positive intent and ability to hold to maturity, and are reported at amortized cost. Securities classified as available for sale are those the Company has not classified as held to maturity or as trading securities. The Company does not currently maintain any securities for trading purposes. The Company may sell securities classified as available for sale if needed for liquidity, asset/liability management, or other reasons. Securities available for sale are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of accumulated other comprehensive income in equity.

     As of December 31, 1998, $114.5 million, or 53.0%, of the securities portfolio was classified as available for sale and $101.7 million, or 47.0%, of the portfolio, as held to maturity. These ratios were 33.8% and 66.2% at December 31, 1997 and 25.9% and 74.1% at December 31, 1996, respectively. Securities available for sale increased $60.2 million, or 110.8%, during 1998, while securities held to maturity decreased $4.9 million, or 4.6%, during 1998. The Company's designation of securities between available for sale and held to maturity is based on a number of factors including the Company's current and projected liquidity position and current and projected loan to deposit ratio. The increase in the percentage of securities classified as available for sale in both 1998 and 1997 reflects the Company's decision, based on such factors, to make a larger percentage of its securities portfolio available to meet the Company's liquidity needs, if necessary, and to allow the Company the opportunity to react to changes in market interest rates and changes in the yield relationship between alternative investments.

     The following table presents the maturities and weighted average yields of securities as of December 31, 1998.

                                  1 YEAR AND LESS         1 TO 5 YEARS          5 TO 10 YEARS            OVER 10 YEARS
                                 ------------------    -------------------    ------------------    -----------------------
                                            AVERAGE                AVERAGE               AVERAGE                 AVERAGE
                                 BALANCE     RATE      BALANCE      RATE      BALANCE     RATE      BALANCE        RATE
                                 -------    -------    -------     -------    -------    -------    -------      -------
                                                                   (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government &
  Agencies(1)..................  $39,134     5.32%     $ 52,040     5.65%     $ 4,014     6.02%     $ 9,852        5.87%
States and political
  subdivisions.................       41     7.60            --       --        4,095     7.40           --          --
Other notes and bonds..........      503     7.23         1,522     5.50          250     7.20           --          --
Federal Home Loan Bank stock...       --       --            --       --           --       --        3,057        6.63
Other equities.................       --       --            --       --           --       --           37          --
                                 -------     ----      --------     ----      -------     ----      -------        ----
TOTAL AVAILABLE FOR SALE.......   39,678     5.35        53,562     5.65        8,359     6.73       12,946        6.03
                                 -------     ----      --------     ----      -------     ----      -------        ----
HELD TO MATURITY
U.S. Government &
  Agencies(1)..................   19,874     6.18        38,735     6.21        8,395     6.40        7,840        3.85
States and political
  subdivisions.................    1,649     6.83         9,430     7.17       13,445     7.54        1,921        7.69
Other notes and bonds..........       --       --           250     6.30          200     8.10           --          --
                                 -------     ----      --------     ----      -------     ----      -------        ----
TOTAL HELD TO MATURITY.........   21,523     6.23        48,415     6.39       22,040     7.11        9,761        4.61
                                 -------     ----      --------     ----      -------     ----      -------        ----
TOTAL SECURITIES...............  $61,201     5.66%     $101,977     6.00%     $30,399     7.00%     $22,707        5.42%
                                 =======     ====      ========     ====      =======     ====      =======        ====

-------------------------
(1) Including mortgage-backed securities.

LOANS

     GENERAL. The Company offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, and various types of consumer loans. The Company's underwriting standards, as contained within the Company's loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows of the borrower and the secondary source should be the liquidation and disposition of collateral.

     Loans, net of the allowance for loan loss, were $905.1 million at December 31, 1998, an increase of $297.4 million, or 49.0%, from $607.6 million at December 31, 1997 and represented 76.3% of the Company's total assets at December 31, 1998. Substantially all of the increase was in the areas of commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 89.3% of gross loans at December 31, 1998 and 83.6% of gross loans at December 31, 1997. The increase in loans is consistent with the Company's strategy to focus on establishing banking relationships with small to medium-sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers, primarily in the Chicago metropolitan market and, to a lesser extent, in the Milwaukee and Indianapolis metropolitan markets.

     The following table sets forth a summary of the Company's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                            AT DECEMBER 31,
                               -------------------------------------------------------------
                                     1998                  1997                  1996
                               ----------------      ----------------      -----------------
                                                         (DOLLARS IN THOUSANDS)
Commercial...................  $273,331    29.8%     $197,462    32.1%     $148,433    36.4%
Agricultural.................     8,283     0.9         9,558     1.6         7,499     1.8
Real estate
  1-4 Family.................    52,348     5.7        59,217     9.6        41,826    10.3
  Commercial.................   428,252    46.7       263,450    42.9       161,363    39.6
  Construction...............   117,703    12.8        52,791     8.6        27,953     6.9
Consumer.....................    17,652     1.9        17,097     2.8        12,821     3.1
Credit card loans............     1,454     0.2         1,592     0.3         1,187     0.3
Other........................    17,929     2.0        13,593     2.1         6,287     1.6
                               --------   -----      --------   -----      --------   -----
Gross Loans..................   916,952   100.0%      614,760   100.0%      407,369   100.0%
                                          =====                 =====                 =====
Deferred loan fees(1)........    (1,241)                 (430)                  (18)
Allowance for loan loss......   (10,657)               (6,692)               (4,058)
                               --------              --------              --------
Net loans....................  $905,054              $607,638              $403,293
                               ========              ========              ========

                                               AT DECEMBER 31,
                                  -----------------------------------------
                                         1995                    1994
                                  -------------------    ------------------
                                                (DOLLARS IN THOUSANDS)
Commercial...................     $107,895     41.5%     $ 57,036    36.4%
Agricultural.................        5,772      2.2         4,397     2.8
Real estate
  1-4 Family.................       32,252     12.4        23,916    15.3
  Commercial.................       78,198     30.1        56,066    35.8
  Construction...............       16,264      6.3        10,496     6.7
Consumer.....................       10,972      4.2         2,783     1.8
Credit card loans............          702      0.3           179     0.1
Other........................        7,779      3.0         1,748     1.1
                                  --------    -----      --------   -----
Gross Loans..................      259,834    100.0%      156,621   100.0%
                                              =====                 =====
Deferred loan fees(1)........           --                     --
Allowance for loan loss......       (2,458)                (1,539)
                                  --------               --------
Net loans....................     $257,376               $155,082
                                  ========               ========

-------------------------
(1) The Company did not adopt the provisions of Statement of Financial Accounting Standard No. 91 until 1996.

     COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans, which represented 46.7% of the Company's gross loans at December 31, 1998, totaled $428.3 million at that date, an increase of $164.8 million, or 62.6%, over the prior year end. Commercial real estate loans also increased $102.1 million, or 63.3%, from 1996 to 1997. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial properties for which the Company holds real property as collateral. The Company may also require other credit enhancements, such as personal and corporate guarantees. Commercial real estate loans are made at both fixed and variable interest rates, with terms generally ranging from one to five years. The Company's underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

     COMMERCIAL LOANS. Commercial loans, which represented 29.8% of the Company's gross loans at December 31, 1998, totaled $273.3 at that date, an increase of $75.9 million, or 38.4% over the prior year end. Commercial loans also increased $49.0 million, or 33.0%, from 1996 to 1997. The Company's commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including, but not limited to, wholesalers, manufacturers and business service companies. The Company provides a broad range of commercial loans, including lines of credit for working capital purposes, including accounts receivable and inventory, and term notes for the acquisition of equipment and for other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets and may be supported by other credit enhancements, such as personal and corporate guarantees. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis.

Terms of commercial loans generally range from one to five years, and the majority of these loans have floating interest rates.

     REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans, which represented 12.8% of the Company's gross loans at December 31, 1998, totaled $117.7 million at that date, an increase of $64.9 million, or 123.0% over the prior year end. Real estate construction loans also increased $24.8 million, or 88.9%, from 1996 to 1997. Real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, other commercial real estate projects and one-to four-family residences. Prior to approving a construction loan, the Company generally requires that permanent financing for the project has been approved by the Company or a nonaffiliated third party. These loans are generally secured by the real estate on which the project is being constructed, and the Company's underwriting standards generally require that the principal amount of the loan be no more than 80% of the estimated construction costs. The Company may also require other credit enhancements such as personal and corporate guarantees. Site inspections are required prior to each draw on the loan. Real estate construction loans are made at both fixed and variable rates and generally are for a term of twelve to 18 months.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. One-to-four-family residential mortgage loans, which represented 5.7% of the Company's gross loans at December 31, 1998, totaled $52.3 million at that date, a decrease of $6.9 million, or 11.6% from the prior year end. The Company makes one- to four-family residential mortgage loans which generally conform to Fannie Mae, FHLMC and other secondary market underwriting guidelines, primarily for sale in the secondary market, and, to a lesser degree, for its own portfolio. The Company retains mortgage loans that meet the Company's underwriting standards, but which do not conform to the secondary market underwriting guidelines or if the Company believes that retaining the loan will enhance a customer relationship. Residential mortgage loans that are sold into the secondary market are generally sold with servicing rights released. Residential mortgage loans held in the Company's portfolio are made with both floating and fixed interest rates and terms of one to 30 years. Residential mortgage loans are secured by real property.

     OTHER LOANS. The Company also offers a variety of other types of loans, including consumer loans, agricultural loans and other types of commercial and consumer loans. Consumer loans include automobile loans, credit cards and other types of consumer debt.

     LOAN MATURITIES. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 1998. Maturities are based upon contractual terms of the underlying loans.

                                                            LOAN MATURITIES AT DECEMBER 31, 1998
                                                         -------------------------------------------
                                                          1 YEAR      1 TO 5     OVER 5
                                                         AND LESS     YEARS       YEARS      TOTAL
                                                         --------     ------     ------      -----
                                                                       (IN THOUSANDS)
Commercial and commercial real estate loans..........    $323,367    $319,859    $66,640    $709,866
Real estate construction.............................      63,143      54,202        358     117,703
                                                         --------    --------    -------    --------
                                                         $386,510    $374,061    $66,998    $827,569
                                                         ========    ========    =======    ========
SENSITIVITY TO CHANGES IN INTEREST RATES
Fixed rates..........................................    $ 70,053    $205,108    $36,686    $311,847
Variable rates.......................................     316,457     168,953     30,312     515,722
                                                         --------    --------    -------    --------
Total selected loans.................................    $386,510    $374,061    $66,998    $827,569
                                                         ========    ========    =======    ========

CREDIT CONCENTRATION

     Credit risk, the risk that one or more of the Company's borrowers will not be able to repay some or all of their obligations to the Company, is inherent in the Company's business. Credit concentration risk occurs when a relatively large percentage of the credit extended by the Company is concentrated in loans to a small group of borrowers and their related interests or to borrowers within a related industry or group. Large loan balances outstanding to one borrower, including affiliated groups of borrowers, create special credit risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Collection of the entire loan amount is contingent upon the ability of one borrower, or affiliated group of borrowers, to repay the credit. If, for example, an individual borrower defaults in its payment obligations, the aggregate amount of the loans to that borrower and his or her related businesses may be in jeopardy. If, instead, the Company had made separate loans having the same aggregate value to two or more unaffiliated borrowers, the loans to the unaffiliated borrowers would not be jeopardized by the problems of the defaulting borrower.

     At December 31, 1998, the Company had 14 borrowing relationships in which it had one or more lending commitments to a single borrower and its related interests, which in the aggregate, were in excess of $10 million. The total outstanding lending commitment associated with these 14 borrowing relationships, including lines of credit which may not have been fully drawn as of December 31, 1998, was approximately $237.7 million, after giving effect to approximately $32.8 million in overlapping credit exposure among the 14 borrowing relationships. The aggregate principal amount actually drawn and outstanding at December 31, 1998 with respect to these borrowing relationships was approximately $153.2 million, after giving effect to approximately $23.7 million in overlapping credit exposure among the 14 borrowing relationships, or 16.7% of the Company's gross loans outstanding as of that date. The Company's largest lending commitment at December 31, 1998 was approximately $39.4 million, of which approximately $31.8 million was outstanding as of that date.

     At December 31, 1998, the Company's loan portfolio also included borrowing relationships with commercial and residential real estate developers, investors and contractors with an outstanding balance of approximately $360.5 million, or 39.3%, of gross loans. The abilities of these borrowers to meet their repayment obligations are likely to be similarly affected by the same economic conditions, thus increasing the likelihood that more than one borrower will default if such adverse economic conditions occur.

     The loans and lines of credit described in the two preceding paragraphs are generally collateralized by commercial or multi-family real estate, other business collateral and/or personal property. Management has no reason to believe these loans represent any greater risk of loss than the Company's other loans which are similarly collateralized and underwritten.

CREDIT PROCEDURES AND REVIEW

     In order to manage credit risk and the growth of the loan portfolio, the Company has developed, implemented and periodically updates various policies and procedures, including the adoption of a comprehensive loan policy and the appointment of loan committees. The loan policy establishes underwriting standards, a loan approval process, loan officer lending limits, loan pricing guidelines, a credit rating system, delinquency monitoring procedures, credit collection procedures and a comprehensive loan review system. The loan underwriting approval and review processes are designed to protect asset quality by assuring that credit requests are subjected to independent objective review on at least two different levels, and to promote uniform lending standards among the Company's banks.

     LOAN UNDERWRITING. The underwriting standards contained within the Company's loan policy address aspects of the lending function, including the analysis of a borrower's ability to repay, collateral requirements, loan-to-value ratios, appraisals and personal guarantees. Those underwriting standards are based on the assumption that the principal source of repayment should be the regular operating cash flows of the borrower and the secondary source should be the liquidation and disposition of collateral. The extent to which collateral is required for a loan is determined by the loan policy and management's assessment of the creditworthiness of the borrower. The amount and type of collateral required varies, but may include real estate, marketable securities, deposits held in financial institutions, accounts receivable, equipment and inventory. The Company may also require personal and corporate guarantees when deemed necessary by management. Collateral values are monitored on a regular basis to ensure that they are maintained at an adequate level. The Company obtains and updates appraisals on collateral when deemed prudent by management and as required by law.

     LOAN APPROVAL. The loan approval process is dependent upon the size of the prospective borrowing relationship. Depending on size, new loans and modifications or renewals of existing loans are generally approved by the individual lending officer, approved or ratified by the bank's appropriate loan committee, or approved by the Company's President and/or Head of Credit Administration.

     Each lending officer has the authority to make loans up to his or her individual lending authority, which depends on the lender's level of experience and expertise. Borrowing relationships greater than $100,000 but less than $500,000 are generally approved by the bank's small loan committee. Borrowing relationships greater than $500,000 are generally approved by the bank's large loan committee. Each bank's small loan committee is generally comprised of various officers of that bank and of the Company. Each bank's large loan committee is generally comprised of various officers and directors of that bank and the Company. In addition, the President and the Head of Credit Administration of the Company have the authority to approve loans under certain circumstances, such as loans requiring expedited treatment.

     LOAN REVIEW. The Company's credit administration department is responsible for the Company's loan review function, which includes assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards, promptly identifying loans with potential credit weaknesses, handling loan collections and determining the adequacy of the allowance for loan loss. Loan reviews are conducted on a regular basis, as determined by the loan policy. In general, all loans of $1.0 million or greater and 70% of loans between $200,000 and $1.0 million are reviewed on an annual basis, or more frequently when deemed necessary by management. Loans with identified weaknesses are placed on a "watch list" and are monitored on an on-going basis by bank and Company management, the bank's Board of Directors, and the Senior Credit Review Committee, which is comprised of the Company's President and CEO, its Head of Credit Administration, its General Counsel and other credit administration officers.

PROVISION FOR LOAN LOSS AND THE ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an adequate allowance for loan loss. The provision for loan loss was $4.7 million in 1998, $4.0 million in 1997 and $2.0 million in 1996. A significant portion of the increase in the provision for each year was the result of the growth in the loan portfolio. An increased level of charge-offs during 1997, which is discussed below, also had a significant impact on the increase in the provision amount in 1997.

     The Company maintains its allowance at a level that the Company considers sufficient to absorb potential loss in the loan portfolio. The Company increases the allowance by the amount of the provision for loan loss as well as recoveries of previously charged-off loans and decreases the allowance by the amount of loan charge-offs. The provision provides for current loan loss and maintains the allowance at a level commensurate with management's evaluation of the risks inherent in the loan portfolio. The Company's loan review department performs a comprehensive analysis of the allowance on a quarterly basis. The Company considers various factors when determining the amount of the provision and the adequacy of the allowance. Some of the factors include:

     - past due and nonperforming assets;

     - specific internal analysis of loans requiring special attention;

     - the current level of regulatory classified and criticized assets and the risk factors associated with each;

     - changes in the type and volume of the loan portfolio;

     - net charge-offs; and

     - review by the Company's internal loan review personnel.

     The Company considers current national and local economic trends, prior loss history, underlying collateral values, credit concentrations, and industry risks when evaluating the adequacy of the provision. The Company develops an estimate of loss on specific loans in conjunction with an overall risk evaluation of the total loan portfolio.

     The following table summarizes changes in the allowance for loan loss for each of the past five years.

                                                                     AS OF DECEMBER 31,
                                                      ------------------------------------------------
                                                       1998       1997       1996      1995      1994
                                                       ----       ----       ----      ----      ----
                                                                   (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF YEAR......................    $ 6,692    $ 4,058    $2,458    $1,539    $  980
Loans Charged-off
Commercial........................................       (149)    (1,661)     (392)      (75)     (110)
Real estate
  1-4 family......................................         (9)        --        --        --      (160)
  Commercial......................................       (398)       (56)      (60)       --        --
  Construction....................................        (30)        --        --        --        (2)
Consumer..........................................       (167)       (47)      (13)       --       (29)
Credit card loans.................................        (18)       (73)       --        --        --
Other.............................................       (157)        --        --        --        --
                                                      -------    -------    ------    ------    ------
TOTAL CHARGE-OFFS.................................       (928)    (1,837)     (465)      (75)     (301)
                                                      -------    -------    ------    ------    ------
RECOVERIES OF LOANS CHARGED-OFF
Commercial........................................        134        325        20        13        27
Real estate
  1-4 family......................................         11         --        --        --        --
  Commercial......................................          4          1        --        --        --
  Construction....................................         --         --        --        --        --
Consumer..........................................          8          4         1         4        12
Credit card loans.................................          1          2        --        --        --
Other.............................................          2         --        --        --        --
                                                      -------    -------    ------    ------    ------
TOTAL RECOVERIES..................................        160        332        21        17        39
                                                      -------    -------    ------    ------    ------
Net loans charged-off.............................       (768)    (1,505)     (444)      (58)     (262)
Allowance acquired................................         --        147        --        --       446
Current year provision............................      4,733      3,992     2,044       977       375
                                                      -------    -------    ------    ------    ------
BALANCE AT END OF YEAR............................    $10,657    $ 6,692    $4,058    $2,458    $1,539
                                                      =======    =======    ======    ======    ======
Ratio of net loans charged-off to average loans...       0.10%      0.31%     0.14%     0.03%     0.21%
                                                      =======    =======    ======    ======    ======

     The increase in the provision and the allowance in 1998, as compared to 1997, and in 1997, as compared to 1996, was primarily related to the increase in average loans outstanding between the periods. An increased level of charge-offs during 1997 caused a corresponding increase in the provision during 1997. Total charge-offs for 1998 were $928,000 as compared to $1.8 million in 1997 and $465,000 in 1996. Total recoveries for 1998 were $160,000, resulting in net charge-offs of $768,000. In 1997 and 1996, total recoveries were $332,000 and $21,000, respectively, resulting in net charge-offs of $1.5 million in 1997 and $444,000 in 1996. The majority of net charge-offs occurred in the commercial real estate and commercial business loan portfolios, and represented 58.9%, 93.5% and 97.2% of total charge-offs for 1998, 1997, and 1996 respectively.

     Although charge-offs were almost four times higher in 1997 than 1996, the ratio of net loans charged-off to average loans in 1997 was still only 0.31%. Approximately $1.1 million, or 60%, of the charge-offs in 1997 were due to the lending activities of two lending officers who are no longer with the Company. Of this amount $614,000 was attributable to a single borrower. The remaining charge-offs in 1997 represent the amount of charge-offs the Company would have reasonably expected, based on its loan volume at that time.

     As a result of the Company's growth and the increased charge-offs in 1997, the Company modified its lending oversight procedures and implemented a more comprehensive loan review function during 1997 and 1998. This restructuring included:

     - a more detailed and comprehensive analysis for calculating the adequacy of the allowance;

     - a more aggressive approach regarding the early identification and resolution of problem loans;

     - revisions to the loan policy, including a revised credit grading system;

     - an increase in the scope of loans reviewed; and

     - the expansion of the loan review department's level of authority and responsibility to include credit analysis, loan documentation and loan operations.

In order to implement these changes effectively, the Company increased the staffing level of the Company's loan review department.

     The following table sets forth the Company's allocation of the allowance for loan loss by types of loans as of the dates indicated.

                                                               AT DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                  1998                   1997                   1996                   1995
                          --------------------   --------------------   --------------------   --------------------
                                        % OF                   % OF                   % OF                   % OF
                                       LOANS                  LOANS                  LOANS                  LOANS
                          ALLOWANCE   IN EACH    ALLOWANCE   IN EACH    ALLOWANCE   IN EACH    ALLOWANCE   IN EACH
BALANCE AT END OF PERIOD   AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY
     APPLICABLE TO        ---------   --------   ---------   --------   ---------   --------   ---------   --------
  Commercial and
    agricultural.......    $ 4,299      30.7%     $2,836       33.7%     $1,452       38.3%     $  909       43.7%
  Real Estate:
    Commercial.........      3,513      46.7       2,099       42.9       1,611       39.6         626       30.1
    1-4 Family.........        381       5.7         529        9.6         447       10.3         258       12.4
    Construction.......        603      12.8         494        8.6         228        6.9         130        6.3
  Consumer and credit
    cards..............        226       2.1         229        3.0         114        3.4          93        4.5
  Other................        119       2.0          79        2.2          51        1.5          62        3.0
  International........         --        --          --         --          --         --          --         --
  Unallocated..........      1,516        --         426         --         155         --         380         --
                           -------     -----      ------      -----      ------      -----      ------      -----
Total Reserves.........    $10,657     100.0%     $6,692      100.0%     $4,058      100.0%     $2,458      100.0%
                           =======     =====      ======      =====      ======      =====      ======      =====

                            AT DECEMBER 31,
                          --------------------
                                  1994
                          --------------------
                                        % OF
                                       LOANS
                          ALLOWANCE   IN EACH
BALANCE AT END OF PERIOD   AMOUNT     CATEGORY
     APPLICABLE TO        ---------   --------
  Commercial and
    agricultural.......    $  463       39.2%
  Real Estate:
    Commercial.........       423       35.8
    1-4 Family.........       180       15.3
    Construction.......        79        6.7
  Consumer and credit
    cards..............        22        1.9
  Other................        13        1.1
  International........        --         --
  Unallocated..........       359         --
                           ------      -----
Total Reserves.........    $1,539      100.0%
                           ======      =====

     Although the Company monitors and maintains the allowance at a level that it considers to be adequate to provide for the inherent risk of loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions will not be required in the future. In addition, the Company's determination as to the adequacy of the allowance is subject to review by the FDIC and state banking agencies, as part of their examination process, which could result in an additional provision to the allowance upon completion of their periodic examinations.

NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing the Company's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when it is determined that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is classified as restructured when the interest rate is reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Foreclosed property represents properties acquired by the Company through loan defaults by customers.

     The following table summarizes the composition of the Company's nonperforming assets, loans 90 days past due or more and still accruing, and related asset quality ratios as of the dates indicated.

                                                                AS OF DECEMBER 31,
                                             --------------------------------------------------------
                                               1998        1997        1996        1995        1994
                                               ----        ----        ----        ----        ----
                                                              (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
Commercial.................................  $    718    $  1,264    $  2,027    $     90    $     --
Real Estate
  1-4 family...............................       110         335         252         808         277
  Commercial...............................     2,213         210         115          --          --
  Construction.............................       281          --          --          --          --
Consumer...................................        75          32           1          --          --
Credit card loans..........................        --          --          --          --          --
Other......................................       611          --          --          --          --
                                             --------    --------    --------    --------    --------
       Total Nonaccrual Loans..............     4,008       1,841       2,395         898         277
                                             --------    --------    --------    --------    --------
Foreclosed property........................        --         281         114          55         162
Restructured loans.........................        --          --          --          --          --
                                             --------    --------    --------    --------    --------
       Total Nonperforming Assets..........  $  4,008    $  2,122    $  2,509    $    953    $    439
                                             ========    ========    ========    ========    ========
90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Commercial.................................     3,440       1,203         895         650         207
Real estate
  1-4 family...............................       250          19         195          72          --
  Commercial...............................       787          34         300         672         329
  Construction.............................       992          --           2          --          --
Consumer...................................        87          93          --          12          21
Credit card loans..........................        25          --           3          10          --
Other......................................         3          --          34          --          --
                                             --------    --------    --------    --------    --------
       Total 90 Days or More Past Due and
          Still Accruing...................  $  5,584    $  1,349    $  1,429    $  1,416    $    557
                                             ========    ========    ========    ========    ========
Allowance for loan loss....................  $ 10,657    $  6,692    $  4,058    $  2,458    $  1,539
Loans at year end including held for
  sale.....................................   925,852     616,658     407,369     259,834     156,621
Average loans..............................   746,319     492,847     324,600     197,145     125,450
RATIOS
Ratio of allowance to loans at year end....      1.15%       1.09%       1.00%       0.95%       0.98%
Ratio of net loans charged-off to average
  loans....................................      0.10        0.31        0.14        0.03        0.21
Ratio of recoveries to loans charged-off...     17.24       18.07        4.52       22.67       12.96
Nonaccrual loans as a percent of total
  loans....................................      0.43        0.30        0.59        0.35        0.18
Nonperforming assets as a percent of total
  assets(1)................................      0.34        0.26        0.46        0.27        0.19
Foreclosed property as a percent of
  loans....................................      0.00        0.05        0.03        0.02        0.10
Allowance as a percent of nonaccrual
  loans....................................    265.89      363.50      169.44      273.72      555.60
Allowance as a percent of nonperforming
  assets...................................    265.89      315.36      161.74      257.92      350.57
Nonaccrual loans and 90+ days past due
  loans as a percent of total loans........      1.04        0.52        0.94        0.89        0.53
Nonaccrual loans and 90+ days past due
  loans as a percent of total assets.......      0.81        0.40        0.69        0.65        0.36
Allowance as a percent of nonperforming and
  90+ days past due loans..................    111.10      209.78      106.12      106.22      184.53

-------------------------
(1) Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property.

     Total nonaccrual loans at December 31, 1998 increased $2.2 million, or 117.7%, to $4.0 million from $1.8 million at December 31, 1997. Total nonaccrual loans of $1.8 million at December 31, 1997 represented a decrease of $554,000, or 23.1%, from $2.4 million at December 31, 1996. The ratio of nonaccrual loans to total loans was 0.44%, 0.30% and 0.59% at December 31, 1998, 1997 and 1996,
respectively. The Company did not have any restructured loans as of December 31, 1998, 1997 or 1996.

     The interest income on the nonaccrual loans that would have been recorded in 1998 if the loans had been current in accordance with their original terms and had been outstanding throughout 1998, or since origination if originated during 1998, was $661,000. The amount of interest income on these loans included in net income in 1998 was $255,000.

     Following is a summary of the Company's most significant nonperforming assets as of December 31, 1998.

     NONACCRUAL LOANS. At December 31, 1998, the Company had $4.0 million in nonaccrual loans, of which $2.9 million was attributable to the following four lending relationships:

     (1) a commercial real estate loan, with an outstanding balance of $1.5 million, secured by commercial real estate and by a personal guarantee of one of the principals; the Company has commenced foreclosure action on the property; the Company considered this information in determining the adequacy of the allowance for loan loss at December 31, 1998; subsequent to December 31, 1998 the Company charged-off $100,000 of this loan;

     (2) a commercial loan made to a small manufacturing company to finance working capital needs and the purchase of equipment, with an outstanding balance of $413,000, secured only by the personal guarantees of the principals as all other collateral has been liquidated; the Company has initiated legal action against both the borrower and the guarantors; the Company considered this information in determining the adequacy of the allowance for loan loss at December 31, 1998;

     (3) a commercial real estate loan, with an outstanding balance of $530,000, secured by commercial real estate; the owners of the property have filed for Chapter 11 bankruptcy protection and the bankruptcy plan approved by the court gives the owners until December 31, 1999 to refinance the property and repay the loan; the Company considered this information in determining the adequacy of the allowance for loan loss at December 31, 1998; and

     (4) a commercial loan made to a restaurant franchise, secured by the business assets and other personal assets pledged by the guarantors, with an outstanding balance of $533,000 as of December 31, 1998; the Company has initiated collection procedures; the Company considered this information in determining the adequacy of the allowance for loan loss at December 31, 1998; based on information that came to the Company's attention after December 31, 1998, the Company charged-off $250,000 of this loan; in addition, the Company has placed the other loan to this business, which is partially guaranteed by the Small Business Administration, on nonaccrual status. The balance outstanding on this loan was $354,000.

     LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING. At December 31, 1998, the Company had $5.6 million in loans that were past due 90 days or more and still accruing, the majority of which consisted of the following three lending relationships, with an aggregate outstanding balance of $4.0 million:

     (1) commercial loans to a small business, which had an aggregate outstanding balance of $2.4 million and were 121 days past due at December 31, 1998, secured by property unrelated to the business, including the principal and second residences of one of the owners, stock in another corporation, and a personal guarantee; the borrower filed for Chapter 11 bankruptcy protection in January 1999; based on the collateral position, the Company believes that it will collect all outstanding principal and interest;

     (2) a commercial real estate loan to a partnership, which had an outstanding balance of $438,000 and was 183 days past due at December 31, 1998; the loan is secured by a junior mortgage; the delinquency was caused by a dispute among the partners which the Company believes has been resolved; based on information currently available to the Company, the Company believes that it will collect all outstanding principal and interest; and

     (3) construction, commercial and commercial real estate loans, which had an aggregate outstanding balance of $1.2 million and were 134 days past due at December 31, 1998, secured by commercial real estate; the business experienced cost overruns, resulting in the delinquency, and the principal owner is seeking an infusion of additional capital into the venture; the Company has received information that the borrower has found an investor, which will improve the status of this relationship. Based on information currently available to the Company, the Company believes that it will collect all principal and interest.

     At December 31, 1998, the Company did not have any loans which were not then classified as nonaccrual, 90 days or more past due and still accruing, or restructured, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the existing loan repayment terms.

     FUNDING STRATEGY. The Company and its subsidiary banks seek to meet short- and long-term needs in funding the assets of the subsidiary banks. Core deposits are the primary funding source of the subsidiary banks' assets and include all categories of deposits other than brokered or negotiable time deposits. Management seeks to increase core deposits through the development of banking relationships local to the banking offices of its subsidiary banks, including deposit relationships with the commercial borrowers they serve, and through other activities that will promote a long-term increase in core deposits, such as marketing, hiring activities, establishing de novo branches and purchasing existing branches.

     To supplement this process, the Company and its subsidiary banks make limited use of noncore deposit funding sources in a manner consistent with the liquidity, funding and interest rate risk policies of the Company. Noncore deposit funding sources are used when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term funding sources utilized by the bank include Federal funds purchased, sales of marketable loans, securities sold under agreements to repurchase, short-term borrowings from the Federal Home Loan Bank of Chicago, short-term negotiable time deposits and other short-term brokered time deposits, and as a contingency, borrowing lines established with the Federal Reserve Bank of Chicago and with an unaffiliated bank. Long-term funding sources, other than core deposits, include long-term negotiable time deposits, other long-term brokered time deposits and long-term borrowings from the Federal Home Loan Bank of Chicago.

     DEPOSITS. The Company has experienced significant growth in deposits, which represent the major source of funding for the Company's earning assets. Average total deposits increased 39.6% to $827.7 million in 1998, compared to $593.0 million in 1997. 1997 average deposits represented a 54.9% increase over average total deposits of $382.9 million in 1996. The ratio of average deposits to average earning assets was 87.1% in 1998, 91.2% in 1997 and 91.0% in 1996.

     Average interest bearing deposits as a percentage of average total deposits were 92.4% in 1998, 92.8% in 1997 and 92.3% in 1996. Time deposits represent the largest component of interest bearing deposit liabilities. The percentage of average time deposits to average total interest bearing deposits was 84.0% in 1998, 85.0% in 1997 and 82.5% in 1996. These percentages reflect the Company's significant reliance on time deposits as a source of funding.

     Total time deposits of $100,000 and over, as a percentage of total time deposits at December 31, 1998 was 28.7% and is a result of the Company's markets and customers. The Company's subsidiary banks promote deposit balance relationships with their commercial loan customers. As a result, a disproportionate number of their depositors are commercial customers, which explains in large part this relatively high level of jumbo deposits.

     Brokered time deposits were $58.7 million, or 5.8%, of total deposits at December 31, 1998 and $12.7, or 1.9%, of total deposits at December 31, 1997. During 1998, the Company was periodically able to obtain brokered time deposits at interest rates which were at or below those being offered on core deposits and at terms which also served to improve the Company's interest rate risk position. As a result, the Company increased the level of its brokered deposits during 1998.

     Although the Company relies significantly on time deposits, the level of other types of deposits also increased in 1998. Average non-interest bearing demand deposits increased $19.7 million, or 46.0%, in 1998, as compared to 1997, and average money-market accounts increased $24.7 million, or 64.7%, during 1998. In total, average deposits other than time deposits increased $59.4 million or 47.4%, during 1998, as compared to 1997.

     The following table sets forth the average amount of and average rate paid on deposit categories.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           1998                              1997                              1996
                              -------------------------------   -------------------------------   -------------------------------
                              AVERAGE    % OF TOTAL   AVERAGE   AVERAGE    % OF TOTAL   AVERAGE   AVERAGE    % OF TOTAL   AVERAGE
                              BALANCE     DEPOSITS     RATE     BALANCE     DEPOSITS     RATE     BALANCE     DEPOSITS     RATE
                              -------    ----------   -------   -------    ----------   -------   -------    ----------   -------
                                                                    (DOLLARS IN THOUSANDS)
Interest bearing demand.....  $ 31,550       3.81%     2.72%    $ 27,503       4.64%     2.32%    $ 18,213       4.76%     2.27%
Money market................    62,746       7.58      4.58       38,091       6.42      4.17       30,177       7.88      3.83
Other savings...............    27,865       3.37      2.81       16,914       2.85      3.80       13,400       3.50      3.48
Time deposits of $100,000 or
  more......................   169,216      20.44      5.58      106,214      17.91      5.39       69,030      18.03      4.47
Other time deposits.........   473,684      57.23      5.67      361,329      60.94      5.85      222,451      58.10      5.96
                              --------     ------      ----     --------     ------      ----     --------     ------      ----
Interest bearing deposits...   765,061      92.43      5.34      550,051      92.76      5.41      353,271      92.26      5.20
                              --------     ------      ----     --------     ------      ----     --------     ------      ----
Noninterest bearing
  deposits..................    62,644       7.57        --       42,901       7.24        --       29,622       7.74        --
                              --------     ------      ----     --------     ------      ----     --------     ------      ----
Total Deposits..............  $827,705     100.00%     4.93%    $592,952     100.00%     5.02%    $382,893     100.00%     4.80%
                              ========     ======      ====     ========     ======      ====     ========     ======      ====

     The table below provides information on the maturity distribution of time deposits of $100,000 and over as of December 31, 1998.

                                                                 DECEMBER 31,
                                                                     1998
                                                                 ------------
                                                                (IN THOUSANDS)
3 months or less............................................       $ 99,755
Over 3 through 6 months.....................................         41,486
Over 6 through 12 months....................................         45,584
Over 12 months..............................................         37,863
                                                                   --------
                                                                   $224,688
                                                                   ========

BORROWINGS

     The Company also uses, on a limited basis, other types of borrowings to meet liquidity needs and to fund asset growth. These borrowings include:

     - federal funds purchased from correspondent banks;

     - securities sold under agreements to repurchase;

     - Federal Home Loan Bank advances; and

     - loans from other commercial banks.

The Company currently has a $25.0 million revolving line of credit with an unaffiliated commercial bank. At December 31, 1998, there was no outstanding balance on this line of credit.

     The following table sets forth information regarding selected categories of borrowings.

                                                                  AS OF DECEMBER 31,
                                           -----------------------------------------------------------------
                                                  1998                   1997                   1996
                                           -------------------    -------------------    -------------------
                                           BALANCE    AVG RATE    BALANCE    AVG RATE    BALANCE    AVG RATE
                                           -------    --------    -------    --------    -------    --------
                                                                (DOLLARS IN THOUSANDS)
Federal funds purchased................    $   100      4.50%     $10,350      7.00%     $11,900      7.41%
Repurchase agreements outstanding......      2,872      4.94        2,536      5.98        2,058      5.87
Treasury, tax and loan note............        283      4.32          284      3.25          453      3.45
Federal Home Loan
  Bank advances -- short term..........         --        --        3,000      6.01        7,150      5.83
Federal Home Loan
  Bank advances -- long term...........     20,000      5.01        2,150      5.97           --        --
                                           -------      ----      -------      ----      -------      ----
     Total borrowings..................    $23,255      4.99%     $18,320      6.52%     $21,561      6.66%
                                           =======      ====      =======      ====      =======      ====

     Total borrowings were $23.3 million, $18.3 million and $21.6 million at December 31, 1998, 1997 and 1996, respectively, representing 2.0%, 2.3% and 4.2% of earning assets. Federal Home Loan Bank advances accounted for $20.0 million, or 86.0%, of total borrowings at December 31, 1998, as compared to $5.2 million, or 28.1%, at December 31, 1997 and $7.2 million, or 33.2%, at December 31, 1996. The Company increased its utilization of these advances during 1998 as a result of more favorable terms on these products than on other types of funding.

LIQUIDITY

     The objective of liquidity risk management is to ensure that the Company has adequate funds available to fund various commitments, including loan demand, deposit withdrawals and other obligations and opportunities, in a timely manner. The Company's Asset/Liability Management Committee actively manages the Company's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. The Company's sources of funding and liquidity include both asset and liability components. The Company's funding requirements are primarily met by the inflow of funds from deposits and to a much lesser extent, from other borrowings, including the Company's $25.0 million line of credit, as discussed under "Borrowings." Additional funding is provided by the maturation and repayment of loans and securities. Additional sources of liquidity include cash and cash equivalents, federal funds, loans held for sale and the sale of securities.

     The following discussion should be read in conjunction with the statements of cash flows for 1998, 1997 and 1996 contained in the consolidated financial statements.

     Net cash provided by operating activities was $7.9 million, $7.3 million and $4.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net cash provided by operating activities was primarily due to higher net income over the three year period.

     Net cash used in investing activities was $361.5 million, $233.8 million and $191.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in cash used for investing activities was primarily due to the net increase in loans which increased to $302.1 million in 1998, $186.6 million in 1997 and $147.2 million in 1996, and accounted for 83.6%, 79.8% and 77.0% of net cash used for investing activities for each of the respective years. Securities purchases to support operations represented the second largest amount of cash used in investing activities for each period. Securities purchases, net of sales and maturities, were $54.3 million, $37.4 million and $40.3 million, accounting for 15.0%, 16.0% and 21.1%, respectively, of net cash used for investing activities in the three years ended December 31, 1998.

     Net cash provided by financing activities was $365.9 million, $219.8 million and $195.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Deposits, which include demand, money market and savings accounts, as well as time deposits, represented the largest source of net cash provided by financing activities and accounted for 89.7%, 84.8% and 84.5% for each of the respective years. Deposits increased by

$328.2 million in 1998, $186.3 million in 1997 and $165.2 million in 1996. Time deposits increased by $250.7 million in 1998, $174.3 million in 1997 and $134.9 million in 1996, and represented 76.4%, 93.6% and 81.7% of the net cash provided by total deposits for each of the respective years. Additional sources of cash provided by financing activities include other borrowings and proceeds from common stock sales.

     The Company was able to meet its liquidity needs in 1998 and expects that these needs will be met in 1999.

CAPITAL

     The Company and its subsidiary banks are subject to various regulatory capital guidelines. In general these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets. Details regarding the risk-based capital guidelines and the risk-based capital ratios of the subsidiary banks are contained in Item 1, "Business -- Supervision and Regulation -- Capital Standards."

     The risk-based capital information of the Company at December 31, 1998, 1997 and 1996 are contained in the following table. The capital levels of the Company, and the subsidiary banks are, and have been, substantially in excess of the required regulatory minimum during the periods indicated. The Company intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit the Company's subsidiary banks to meet the credit needs of medium-sized commercial borrowers. The risk-based capital ratios of the Company and its subsidiary banks are included in Note 11 to the Company's December 31, 1998 audited financial statements contained in Item 8 of this Form 10-K.

                                                                         AT DECEMBER 31,
                                                                ----------------------------------
                                                                   1998         1997        1996
                                                                   ----         ----        ----
                                                                      (DOLLARS IN THOUSANDS)
                                                                    AMOUNT      AMOUNT      AMOUNT
                                                                ----------    --------    --------
RISK WEIGHTED ASSETS........................................    $1,027,784    $669,975    $439,096
                                                                ==========    ========    ========
AVERAGE ASSETS(1)...........................................    $1,110,203    $786,470    $515,332
                                                                ==========    ========    ========
CAPITAL COMPONENTS
  Stockholders' equity......................................    $  143,558    $100,732    $ 58,232
  Less: disallowed intangibles..............................        (3,724)     (3,340)     (2,155)
  Add/less: Unrealized loss/(gain) on securities............          (775)       (221)         71
                                                                ----------    --------    --------
TIER 1 CAPITAL..............................................    $  139,059    $ 97,171    $ 56,148
  Allowable allowance for loan loss.........................        10,657       6,692       4,058
                                                                ----------    --------    --------
TOTAL RISK BASED CAPITAL....................................    $  149,716    $103,863    $ 60,206
                                                                ==========    ========    ========

-------------------------
(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill, other intangibles and unrealized gain/loss on available for sale securities).

     The Company's primary source of capital has been the issuance of additional common stock. The issuance of common stock, through private placement offerings, provided $32.6 million, $36.4 million and $12.2 million in additional capital in 1998, 1997 and 1996, respectively. Retained earnings were the second largest source of additional capital for the Company, and provided $9.5 million, $5.3 million and $3.6 million of additional capital in 1998, 1997 and 1996, respectively.

YEAR 2000

     The Company and its subsidiaries are dependent upon information technology in substantially all aspects of their ongoing operations. Accordingly, successfully addressing Year 2000 concerns to protect the Company from risks associated with it is of highest importance to management. Although the nature of the Year 2000 problem is such that there can be no complete assurance that it will be successfully resolved, a risk mitigation program is well under way.

     In order to adequately assess the impact of the Year 2000 problem, a "Year 2000 Committee" was created by the Company. The committee reports to the Boards of Directors of the Company and the banks on a monthly basis with regard to the status of Year 2000 testing, progress achieved in connection with Year 2000 assessments and other matters related to risk mitigation and analysis.

     The committee completed the inventory and assessment phase of the program in March 1998. This inventory categorized each "system" based upon its importance to the Company. "System" includes any hardware, software, or service, either internal or external, that is required to operate the Company's business. Of the 182 systems identified, 53 were deemed to be "mission critical." Testing and validation of all internal mission critical systems was completed in January 1999, and all mission critical systems were determined to be Year 2000 ready. The Company expects to complete internal certification and implementation of all systems which are Year 2000 ready, to the extent possible, by March 31, 1999.

     As part of the assessment phase, the Company also attempted to identify and establish controls for the risks posed by the possible lack of Year 2000 preparedness by its customers. Between May and July 1998, the Company sent surveys to commercial customers with loans that exceeded a certain threshold. The Credit Administration Department has analyzed the responses that have been received from these customers to assess potential risk exposure. Based on the analysis, a special reserve allocation may be included in the allowance for loan loss. As of February 28, 1999, no reserve had been allocated as no high risk assessments have been assigned. In addition, the Company's Loan Policy requires that Year 2000 contingencies be addressed in any loan commitment and a Year 2000 worksheet and assessment be completed for each new loan or renewed loan. The Loan Policy also requires that additional covenants and other Year 2000 provisions are also included in all loan documents to address Year 2000 requirements. The Company has also adopted a policy to manage risks posed by its funds providers and capital market/asset management counterparties.

     The renovation phase of the project involves the correction of any Year 2000 related deficiencies. Since the majority of the systems used by the Company are provided by vendors, this process has consisted primarily of regular communication with such vendors to ascertain their readiness. The core banking system in use by the Company is already Year 2000 ready and was designed that way by the Company's software provider in the late 1980's. The hardware platform and associated operating system that the Company's core banking system runs on is also Year 2000 ready. Although vendor-supplied, a vast majority of the systems in use by the Company are run internally on company-owned platforms. All such internal systems were renovated by December 31, 1998.

     Another aspect of the renovation phase was to prepare contingency plans in the event that systems are not Year 2000 ready. All contingency plans have been developed and reviewed and are periodically being updated by the Year 2000 Committee. Remediation contingency plans revolve around trigger dates that will cause the Company to replace systems for which significant progress toward renovation has not been made. Each contingency plan will be tested for validity during 1999. The Year 2000 Committee is also compiling a business impact analysis for each core business process within the Company. This analysis considers all systems that are required to support each business function, focusing on the services that will be necessary if there is a business disruption, such as a power failure, due to Year 2000 problems. Business impact analysis also encompasses the determination of the "most reasonably likely Year 2000 worst case scenario" and the development of a contingency plan to cope with such scenario. For example, the Company has an onsite twenty-four hour battery backup at the data processing facility in case there is a power interruption. If that fails, the Company has made arrangements for backup data processing services with a third party vendor.

     Business resumption contingency plans are also in place in case systems that appear to be renovated and validated fail to work. These plans will be modified based upon the outcome of the business impact analysis. These plans are important in light of the fact that some outside servicers, such as utility and telecommunication companies, are difficult to monitor for compliance. The contingency plans therefore include building in as much redundancy as possible and being prepared to switch to compliant vendors.

     The estimated expense of the Company's Year 2000 project is $160,000, which will not have a material impact on earnings. These expenses are for system upgrades and dedicated personnel costs. Approximately one-third of these costs had been incurred as of December 31, 1998. The use of outside consultants has been limited to a validation study of the Company's core banking system testing methodology.

     This discussion of Year 2000 issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment, estimates, and forward-looking statements, including many factors that are beyond the control of the Company. These factors include, but are not limited to, inaccurate representations by vendors and customers, technological changes, economic conditions, and competitive considerations.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company's consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates, and changes therein, have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is from interest rate risk. The Company's net interest income is vulnerable to changes in U.S. prime interest rates. Other market risks, such as commodity price risk, foreign currency exchange rate risk, and equity price risk, do not arise in the normal course of the Company's business. The Company does not engage in securities trading activities.

     The Board of Directors has overall responsibility for the Company's interest rate risk management policies. The Company sets policy limits for interest rate risk to be assumed in the normal course of business. The Company's goal is to maximize earnings while maintaining a high quality balance sheet and carefully controlling interest rate and other market risks. The Company uses gap analysis and simulation of earnings as measurements techniques in the management of interest rate risk. The Company's Asset/Liability Management Committee monitors interest rate risk measurements for compliance with policy limits at least quarterly.

     If the derived interest rate risk measurements are outside of the policy limits, then management may implement any of a variety of interest rate risk management strategies that would counter and act to reduce the interest rate risk. The Company strives to use the most effective instrument for implementing its interest rate risk management policy, considering the costs, liquidity and capital requirements of the various alternatives. Implementation instruments include:

     - purchases and sales of loans;

     - purchases and sales of investment securities;

     - purchases and sales of federal funds;

     - marketing of deposit accounts;

     - purchases or sales of securities under an agreement to resell or repurchase;

     - borrowing funds; and

     - altering the terms and pricing of the products and services offered.

     The Company's gap analysis as of December 31, 1998 is shown in the following table. The table shows the Company's interest rate sensitive assets and liabilities and the resulting difference between them within selected time intervals. In this analysis the repricing interest rate sensitivity position is balanced when an equal amount of interest earning assets and interest bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap (gap) shown in the schedule. A positive or asset-sensitive gap indicates that more interest earning assets than interest bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest bearing liabilities than interest earning assets will reprice in a given time period.

                                    0-3         4-6         7-12        1-5        OVER 5
                                   MONTHS      MONTHS      MONTHS      YEARS       YEARS        TOTAL
                                   ------      ------      ------      -----       ------       -----
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998
Interest earning assets:
  Loans.........................  $534,574    $ 50,182    $104,332    $223,165    $ 12,358    $  924,611
  Securities....................    11,917       6,889      21,701     132,689      43,086       216,282
  Federal funds sold and
     interest-bearing
     accounts...................     7,100          --          --          --          --         7,100
                                  --------    --------    --------    --------    --------    ----------
TOTAL INTEREST EARNING ASSETS...   553,591      57,071     126,033     355,854      55,444     1,147,993
                                  --------    --------    --------    --------    --------    ----------
Interest bearing liabilities:
  Time deposits.................   316,921     134,282     207,366     123,731         112       782,412
  Savings and interest bearing
     demand deposits............   148,341          --          --          --          --       148,341
  Federal funds purchased.......       100          --          --          --          --           100
  Securities sold under
     agreements to repurchase...       856         591         910         515          --         2,872
  Other borrowings..............       283          --       3,000       2,000      15,000        20,283
                                  --------    --------    --------    --------    --------    ----------
TOTAL INTEREST BEARING
  LIABILITIES...................   466,501     134,873     211,276     124,246      15,112       954,008
                                  --------    --------    --------    --------    --------    ----------
Interest sensitivity GAP (by
  period).......................    87,090     (77,802)    (85,243)    229,608      40,332       193,985
Interest sensitivity GAP
  (cumulative)..................    87,090       9,288     (75,955)    153,653     193,985       193,985

     Financial instruments are shown to reprice at the earlier of their maturity date or their next contractual reprice date (e.g., a variable rate loan's next rate reset date). In the gap analysis nonmaturing interest earning assets and interest bearing liabilities are shown to reprice immediately, and the collateralized mortgage obligations and the real estate mortgage investment conduits included in the investment securities are shown to reprice in those periods in which they are expected to be repaid.

     The above table indicates that the Company has a liability sensitive gap at one year and an asset-sensitive gap in time periods exceeding one year. With an asset sensitive gap, an increase in interest rates will generally have a positive effect on the net interest income, and vice versa. With a negative gap, a decrease in interest rates will generally have a positive effect on the net interest income, and vice versa.

     While this repricing interest rate sensitivity analysis is a widely used measure of interest rate risk and may be used as an indication of interest margin direction, it does not fully reflect the effects of interest rate risks other than repricing risk, such as option, basis and yield curve risks.

     For these reasons, using pretax earnings simulation measurement techniques the Company also performs interest rate sensitivity analyses that express the potential gain (loss) of net interest income from the financial instruments as a percentage of the potential net interest income from the financial instruments of the Company. The Company derives results for one or more selected hypothetical changes in interest rates over a selected period of time, usually one year.

     The following table shows the results of simulation analyses for the most recent two fiscal year ends. It indicates that over the next year the net interest income of the Company would increase by approximately 0.88% if interest rates were to increase by 100 basis points and decrease by 1.95% if interest rates were to decrease 100 basis points.

                                                                      BASIS POINT CHANGES
                                                               ----------------------------------
                                                               +200      -200     +100      -100
                                                               ----      ----     ----      ----
DECEMBER 31, 1997:
Net Interest income change over one year...................    1.19%    -2.46%    0.59%    -1.21%
DECEMBER 31, 1998:
Net income change over one year............................    1.48%    -4.03%    0.88%    -1.95%

     The on-balance sheet financial instruments included in the gap and simulation models include: loans, investment securities, federal funds sold, interest bearing accounts, time deposits, saving deposits, interest bearing demand deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowings. Neither the Company or its subsidiaries own any derivative financial instruments or derivative commodity instruments.

     Some of the options accounted for in the simulation analysis include: (1) call options in U.S. Government sponsored enterprise issued investment securities; and (2) embedded call options in U.S. Government sponsored enterprise issued collateralized mortgage obligations and real estate mortgage investment conduits.

     Some of the features of the financial instruments included in the model that are not reflected fully in the quantitative market risk disclosure information include: (1) repayment plans and embedded call options in loans; (2) call options in municipal bonds and U.S. Government sponsored enterprise issued structured notes; (3) early redemption and put options in time deposits and other borrowings; and (4) interest rate caps, ceilings and floors in certain variable rate loans and investment securities.

     The following assumptions were used in the simulation measurement technique:

     - The balance sheet size was assumed to remain constant over the one year simulation horizon.

     - All maturing assets and liabilities were invested or deposited into identical items with the same maturity.

     - The interest rates were assumed to change by the same number of basis points regardless of term or type of interest rate, except that the timing, magnitude and direction of the change of interest rates paid on non-maturing savings and interest bearing demand deposits were assumed to change in a way similar to that experienced in the past, which is less than perfectly correlated with the other interest rate changes.

     The simulations of earnings do not incorporate any management actions which might moderate the negative consequences of certain interest-rate changes. Therefore, they do not reflect likely actual results but provide conservative estimates of interest-rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Central Illinois Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheet of Central Illinois Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Bancorp, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                     /s/ KPMG LLP

Chicago, Illinois
March 26, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
CENTRAL ILLINOIS BANCORP, INC.
Pewaukee, Wisconsin

     We have audited the accompanying consolidated balance sheet of Central Illinois Bancorp, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Illinois Bancorp, Inc. and Subsidiaries, as of December 31, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ STRIEGEL KNOBLOCH & COMPANY LLC

Bloomington, Illinois
February 23, 1998

                         CENTRAL ILLINOIS BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998            1997
                                                                 ----            ----
                                                                   (IN THOUSANDS)
ASSETS:
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   14,980       $  9,774
  Federal Funds Sold........................................       7,100             --
                                                              ----------       --------
       Total Cash and Cash Equivalents......................      22,080          9,774
                                                              ----------       --------
Loans -- Held for Sale......................................       8,900          1,898
Securities:
  Available for Sale, at fair value.........................     114,545         54,347
  Held to Maturity (approximate fair value of $103,540 and
     $107,282, respectively)................................     101,739        106,589
                                                              ----------       --------
       Total Securities.....................................     216,284        160,936
                                                              ----------       --------
Loans.......................................................     915,711        614,330
  Less: Allowance for Loan Loss.............................     (10,657)        (6,692)
                                                              ----------       --------
Net Loans...................................................     905,054        607,638
                                                              ----------       --------
Premises and Equipment, net.................................      15,524         12,607
Accrued Interest Receivable.................................       8,839          7,281
Deferred Income Taxes.......................................       3,715          2,293
Goodwill and Core Deposit Intangibles, net..................       3,727          3,336
Foreclosed Properties.......................................          --            281
Other Assets................................................       1,862          1,279
                                                              ----------       --------
       Total Assets.........................................  $1,185,985       $807,323
                                                              ==========       ========
LIABILITIES:
Deposits:
  Non-Interest Bearing Demand...............................  $   80,280       $ 54,474
  Interest Bearing Demand...................................      40,036         31,875
  Savings...................................................     108,305         64,812
  Time......................................................     782,412        531,669
                                                              ----------       --------
       Total Deposits.......................................   1,011,033        682,830
                                                              ----------       --------
Short-term Borrowings.......................................       3,255         16,170
Accrued Interest Payable....................................       4,880          3,237
Accrued Income Taxes........................................         921            233
Other Liabilities...........................................       2,338          1,971
Long-term Borrowings........................................      20,000          2,150
                                                              ----------       --------
       Total Liabilities....................................   1,042,427        706,591
                                                              ----------       --------
Commitments and Contingencies (notes 7, 12, 13 and 18)
STOCKHOLDERS' EQUITY:
Common Stock, par value $1; 50,000,000 Shares
  Authorized, 107,153 and 90,735 Shares Issued and
     Outstanding, respectively..............................         107             91
Capital Surplus.............................................     118,962         86,241
Retained Earnings...........................................      23,714         14,179
Accumulated Other Comprehensive Income......................         775            221
                                                              ----------       --------
       Total Stockholders' Equity...........................     143,558        100,732
                                                              ----------       --------
       Total Liabilities and Stockholders' Equity...........  $1,185,985       $807,323
                                                              ==========       ========

          See accompanying Notes to Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                 ----       ----       ----
                                                                    (IN THOUSANDS, EXCEPT
                                                                         SHARE DATA)
INTEREST AND DIVIDEND INCOME:
Loans.......................................................    $68,596    $46,942    $31,196
Loans Held For Sale.........................................        479        124         48
Securities:
  Taxable...................................................      9,736      7,519      4,589
  Tax-exempt................................................      1,359        908        452
  Dividends.................................................        194        180        152
Federal Funds Sold..........................................        701        573        259
                                                                -------    -------    -------
       Total Interest and Dividend Income...................     81,065     56,246     36,696
                                                                -------    -------    -------
INTEREST EXPENSE:
Deposits....................................................     40,822     29,746     18,384
Short-term Borrowings.......................................        309        180        209
Long-term Borrowings........................................      1,054        535        379
                                                                -------    -------    -------
       Total Interest Expense...............................     42,185     30,461     18,972
                                                                -------    -------    -------
Net Interest Income.........................................     38,880     25,785     17,724
Provision for Loan Loss.....................................      4,733      3,992      2,044
                                                                -------    -------    -------
       Net Interest Income After Provision for Loan Loss....     34,147     21,793     15,680
                                                                -------    -------    -------
NONINTEREST INCOME:
Loan Fees...................................................      3,234      1,700      1,161
Deposit Service Charges.....................................      1,401        983        700
Other Service Fees..........................................        453        240        174
Trust.......................................................        376        248        269
Other.......................................................         99         90        266
Securities Gains, net.......................................        344        136        183
                                                                -------    -------    -------
       Total Noninterest Income.............................      5,907      3,397      2,753
                                                                -------    -------    -------
NONINTEREST EXPENSE:
Salaries and Employee Benefits..............................     15,655     10,193      7,529
Equipment...................................................      2,395      1,615      1,161
Occupancy and Premises......................................      1,822      1,328        893
Professional Services.......................................        742        585        492
Advertising/Marketing.......................................        705        954        843
Amortization of Intangibles.................................        345        270        238
Other.......................................................      3,767      2,433      1,803
                                                                -------    -------    -------
       Total Noninterest Expense............................     25,431     17,378     12,959
                                                                -------    -------    -------
Income Before Income Taxes..................................     14,623      7,812      5,474
Income Tax Expense..........................................      5,088      2,537      1,901
                                                                -------    -------    -------
       Net Income...........................................    $ 9,535    $ 5,275    $ 3,573
                                                                =======    =======    =======
EARNINGS PER SHARE:
Basic.......................................................    $ 94.97    $ 71.62    $ 60.91
Diluted.....................................................      93.78      71.08      60.35
Weighted Average Shares -- Basic............................    100,406     73,658     58,660
Weighted Average Shares -- Diluted..........................    101,672     74,222     59,201

          See accompanying Notes to Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK                               ACCUMULATED
                                       ----------------                                OTHER
                                                   PAR     CAPITAL     RETAINED    COMPREHENSIVE
                                       SHARES     VALUE    SURPLUS     EARNINGS       INCOME         TOTAL
                                       ------     -----    -------     --------    -------------     -----
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1995.........     58,392    $ 58     $ 37,163    $ 5,331         $ 124        $ 42,676
Comprehensive Income:
  Net Income.......................                                      3,573                         3,573
  Other Comprehensive Income:
     Unrealized Securities Holding
       Losses Arising During the
       Year........................                                                     (126)           (126)
     Reclassification Adjustment
       for Gains -- Included in Net
       Income......................                                                     (183)           (183)
     Income Tax Effect.............                                                      114             114
                                                                       -------         -----        --------
                                                                         3,573          (195)          3,378
                                                                       -------         -----        --------
Capital Issuance...................      9,007       9       12,169                                   12,178
                                       -------    ----     --------    -------         -----        --------
BALANCE, DECEMBER 31, 1996.........     67,399    $ 67     $ 49,332    $ 8,904         $ (71)       $ 58,232
                                       =======    ====     ========    =======         =====        ========
Comprehensive Income:
  Net Income.......................                                      5,275                         5,275
  Other Comprehensive Income:
     Unrealized Securities Holding
       Losses Arising During the
       Year........................                                                      598             598
     Reclassification Adjustment
       for Gains Included in Net
       Income......................                                                     (136)           (136)
     Income Tax Effect.............                                                     (170)           (170)
                                                                       -------         -----        --------
                                                                         5,275           292           5,567
                                                                       -------         -----        --------
Capital Issuance...................     22,813      23       36,379                                   36,402
Exercise of Stock Options..........        523       1          530                                      531
                                       -------    ----     --------    -------         -----        --------
BALANCE, DECEMBER 31, 1997.........     90,735    $ 91     $ 86,241    $14,179         $ 221        $100,732
                                       =======    ====     ========    =======         =====        ========
Comprehensive Income:
  Net Income.......................                                      9,535                         9,535
  Other Comprehensive Income:
     Unrealized Securities Holding
       Losses Arising During the
       Year........................                                                    1,239           1,239
     Reclassification Adjustment
       for Gains Included in Net
       Income......................                                                     (344)           (344)
     Income Tax Effect.............                                                     (341)           (341)
                                                                       -------         -----        --------
                                                                         9,535           554          10,089
                                                                       -------         -----        --------
Capital Issuance...................     16,320      16       32,583                                   32,599
Exercise of Stock Options..........         98                  138                                      138
                                       -------    ----     --------    -------         -----        --------
BALANCE, DECEMBER 31, 1998.........    107,153    $107     $118,962    $23,714         $ 775        $143,558
                                       =======    ====     ========    =======         =====        ========

          See accompanying Notes to Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                  1998           1997           1996
                                                                  ----           ----           ----
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................    $   9,535      $   5,275      $   3,573
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization.............................        2,213          1,596          1,268
  Provision for Loan loss...................................        4,733          3,992          2,044
  Originations of Loans Held for Sale.......................     (233,757)      (121,604)       (89,928)
  Proceeds from Sale of Loans Held for Sale.................      226,755        119,706         89,255
  Deferred Tax Benefits.....................................       (1,075)        (1,129)          (579)
  Gains on Sales of Assets..................................         (369)          (136)          (206)
  Increase in Interest Receivable and Other Assets..........       (2,141)        (2,905)        (1,997)
  Increase in Interest Payable and Other Liabilities........        2,010          2,548            950
                                                                ---------      ---------      ---------
         Net Cash Provided by Operating Activities..........        7,904          7,343          4,380
                                                                ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of Securities Available for Sale.................       26,677         12,748          5,006
Maturities of Securities Held to Maturity...................       37,422         17,686         12,055
Purchase of Securities Available for Sale...................      (87,545)       (39,405)       (20,485)
Purchase of Securities Held to Maturity.....................      (35,452)       (44,464)       (43,022)
Proceeds from Sales of Securities Available for Sale........       14,604         11,568         12,935
Proceeds from Sales of Mortgage-Backed Securities Available
  for Sale..................................................           --            465             --
Repayments of Mortgage-Backed Securities Held to Maturity...        5,768          4,239          2,871
Repayments of Mortgage-Backed Securities Available for
  Sale......................................................        2,899            731          1,585
Purchase of Mortgage-Backed Securities Available for Sale...      (15,835)            --         (1,010)
Purchase of Mortgage-Backed Securities Held to Maturity.....       (2,888)          (983)       (10,202)
Net Increase in Loans.......................................     (302,139)      (186,600)      (147,206)
Net Proceeds from Sale of Repossessed Property..............          295             --             74
Proceeds from Sale of Fixed Assets..........................           24              7              6
Capital Expenditures........................................       (4,508)        (3,799)        (3,747)
Purchase of Branch Assets and Deposits, net.................         (795)            --             --
Bank Acquisition, Net of Cash Acquired......................           --         (5,987)            --
                                                                ---------      ---------      ---------
         Net Cash Used in Investing Activities..............     (361,473)      (233,794)      (191,140)
                                                                ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Deposits....................................      328,203        186,330        165,159
Proceeds from Long-term Borrowings..........................       20,000         14,000          6,650
Repayments of Long-term Borrowings..........................       (2,150)       (16,169)        (2,000)
Proceeds from Capital Transactions..........................       32,737         36,699         12,201
Net Increase in Short-term Borrowings.......................      (12,915)        (1,072)        13,431
                                                                ---------      ---------      ---------
         Net Cash Provided by Financing Activities..........      365,875        219,788        195,441
                                                                ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents........       12,306         (6,663)         8,681
Cash and Cash Equivalents, Beginning of Year................        9,774         16,437          7,756
                                                                ---------      ---------      ---------
Cash and Cash Equivalents, End of Year......................    $  22,080      $   9,774      $  16,437
                                                                =========      =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................    $  40,543      $  29,598      $  18,152
  Income taxes..............................................        6,278          3,315          2,602

          See accompanying Notes to Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Central Illinois Bancorp, Inc. (the "Company") is a bank holding company owning 100% of the common stock of its subsidiaries. References to the "Company" includes the Company's subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to customers who are small and middle-market businesses and the investment in securities. Offices and, generally, customers are located in the Central Illinois, Chicago, Milwaukee and Indianapolis markets.

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and prevailing practices within the banking industry.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company and its subsidiaries utilize the accrual basis of accounting.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in these factors can significantly affect the Company's net interest income and the value of its recorded assets and liabilities.

RECLASSIFICATIONS

     Certain reclassifications have been made to the balances as of and for the years ended December 31, 1997 and 1996, to be consistent with classifications adopted for 1998.

CASH FLOWS

     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption "Cash and Due from Banks" and "Federal Funds Sold."

GOODWILL AND OTHER IDENTIFIED INTANGIBLES

     Intangible assets are amortized using the straight-line method over the estimated remaining benefit periods which approximates 15 years for goodwill and 8 years for core deposit intangibles. The Company reviews goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adjustments, if any, would be recorded as a loss in the statement of income in the period in which the asset is determined to be impaired.

PREMISES AND EQUIPMENT

     Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed principally using the straight-line method. Maintenance and repairs are charged to expense as

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED incurred, while renewals and betterments are capitalized. Leasehold improvements included in premises and equipment are amortized over the shorter of the useful life or the term of the lease.

FORECLOSED PROPERTIES

     Foreclosed properties includes property acquired principally through foreclosures. These properties are carried at the lower of cost or current fair value less estimated selling cost. Losses from the acquisition of property in full or partial satisfaction of debt are treated as loan losses. Holding costs, subsequent declines in value and gains or losses on disposition are included in other expenses.

SECURITIES HELD TO MATURITY

     Bonds, notes and certain debt securities which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Impairments in the value of securities held to maturity which are other than temporary are accounted for as a realized loss.

SECURITIES AVAILABLE FOR SALE

     Available for sale securities consist of equity securities and bonds, notes and other debt securities not classified as held-to-maturity securities or trading securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Impairments in the value of available for sale securities which are other than temporary are accounted for as a realized loss.

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

INCOME TAXES

     Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years' tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns.

     Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

LOANS -- HELD FOR SALE

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by a charge to income.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
LOANS AND ALLOWANCE FOR LOAN LOSS

     Loans which are held to maturity or the foreseeable future, are stated at the amount of unpaid principal, reduced by an allowance for loan loss. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

     The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal amount is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

     The provision for loan loss is based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, the relationship of the allowance for loan loss to outstanding loans, past loan loss experience, the estimated value of any underlying collateral, and general economic conditions.

     Management believes that the allowance for loan loss is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies as an integral part of their examination process, periodically review the Company's allowance for loan loss. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     A loan is treated as impaired when based upon current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is recognized by creating an allowance for loan loss with a charge to the provision for loan loss for the difference between its carrying value and its fair value. Changes in the net carrying amount of the loan from one reporting period to the next are accounted for as an adjustment to the provision for loan loss. Impaired loans do not include nonperforming homogeneous loans such as 1-4 family real estate loans and consumer loans. Loans, including impaired loans, are placed on nonaccrual status when it is determined that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. Income on impaired and nonaccrual loans is generally recorded when cash is received and management considers it unlikely there will be a loss of principal.

     Loan origination fees and certain direct origination costs for loans are capitalized and recognized as an adjustment of the yield of the related loan. Fees for loans sold and other loan fees are included in loan fee income as realized.

STOCK-BASED COMPENSATION

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, companies may elect to recognize stock-based compensation expenses based on the fair value of the awards or continue to account for stock-based compensation under APB No. 25. The Company has elected to continue to apply the provisions of APB No. 25.

     The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and an increase in capital surplus.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
REPORTING COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). The standard establishes reporting of comprehensive income and its components for general purpose financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the Consolidated Statements of Stockholders' Equity.

BUSINESS SEGMENTS

     On January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense. A segment is further defined as a component whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available.

     SFAS 131 replaces the industry concept of SFAS No. 14 with a management approach concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization, focusing on financial information that an enterprise's chief operating decision maker uses to make decisions about the enterprise's operating matters.

     The Company through the bank branch network of its subsidiaries provides a broad range of financial services to companies and individuals in Illinois, Wisconsin and Indiana. These services include commercial and retail lending, deposits, and trust services. While the Company's chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results in the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any quarter after issuance. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments, and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997 (and, at the entity's election, before January 1, 1998).

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
     Because the Company currently has no derivative instruments as defined in SFAS 133, adoption of this statement is not expected to have a material effect on the Company's financial position or results of operation.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options based upon the treasury stock method.

NOTE 2 -- EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share:

                                                          1998       1997      1996
                                                          ----       ----      ----
Net income...........................................    $ 9,535    $5,275    $3,573
                                                         =======    ======    ======
Weighted average shares outstanding:
  Basic..............................................    100,406    73,658    58,660
                                                         =======    ======    ======
  Diluted............................................    101,672    74,222    59,201
                                                         =======    ======    ======
Earnings per share -- Basic..........................    $ 94.97    $71.62    $60.91
Effect of dilutive stock options outstanding.........      (1.19)     (.54)     (.56)
                                                         -------    ------    ------
Earning per share -- Diluted.........................    $ 93.78    $71.08    $60.35
                                                         =======    ======    ======

NOTE 3 -- BUSINESS COMBINATIONS

     On September 10, 1997, the Company acquired First Ozaukee Corporation and its wholly-owned subsidiary First Ozaukee Savings Bank, a savings bank located in Cedarburg, Wisconsin with assets of $37,568. This acquisition was accounted for as a purchase, and the results of operations since the acquisition have been included in the consolidated financial statements. The purchase price including acquisition costs was $9,628. The excess of the acquisition cost over the fair value of net assets acquired in the amount of $1,364 will be amortized over 8 to 15 years using the straight-line method. Pro-forma results of operations for 1998 and 1997 prior to the acquisition are not material to the consolidated results of operations.

     On July 16, 1998, the Company purchased a banking office in Gurnee, Illinois, including equipment, and assumed $13,290 in deposits at a total cost of $1,145. The transaction was accounted for as a purchase, and the results of operations since then have been included in the consolidated financial statements. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed in the amount of $795 will be amortized over 15 years using the straight-line method.

NOTE 4 -- CASH AND DUE FROM BANKS

     The Company is required to maintain average reserve balances with the Federal Reserve Bank. The required reserve amounted to $2,956 and $2,101 at December 31, 1998 and 1997, respectively.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 5 -- SECURITIES

     The carrying amount of securities and their approximate fair values at December 31, are as follows:

     Securities Available for Sale:

                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     -----
1998
----------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies...............................    $ 86,533       $  751         $79        $ 87,205
Obligations of states and political subdivisions....       3,572          563          --           4,135
Other notes and bonds...............................       2,264           --          --           2,264
Mortgage backed securities..........................      17,831           28          12          17,847
FHLB stock..........................................       3,094           --          --           3,094
                                                        --------       ------         ---        --------
                                                        $113,294       $1,342         $91        $114,545
                                                        ========       ======         ===        ========
1997
----------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies...............................    $ 44,140       $  164         $33        $ 44,271
Obligations of states and political subdivisions....       1,618          261          --           1,879
Other notes and bonds...............................         654            8          --             662
Mortgage backed securities..........................       4,981            5          48           4,938
FHLB stock..........................................       2,597           --          --           2,597
                                                        --------       ------         ---        --------
                                                        $ 53,990       $  438         $81        $ 54,347
                                                        ========       ======         ===        ========

     Securities Held to Maturity:

                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     -----
1998
----------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies...............................    $ 62,731       $  864         $--        $ 63,595
Obligations of states and political subdivisions....      26,445          858          17          27,286
Other notes and bonds...............................         450           --          --             450
Mortgage backed securities..........................      12,113           99           3          12,209
                                                        --------       ------         ---        --------
                                                        $101,739       $1,821         $20        $103,540
                                                        ========       ======         ===        ========
1997
----------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies...............................    $ 72,696       $  325         $58        $ 72,963
Obligations of states and political subdivisions....      18,587          373          14          18,946
Other notes and bonds...............................         450           --          --             450
Mortgage backed securities..........................      14,856           83          16          14,923
                                                        --------       ------         ---        --------
                                                        $106,589       $  781         $88        $107,282
                                                        ========       ======         ===        ========

     Assets, principally securities, carried at approximately $60,081 and $48,393 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required or permitted by

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 5 -- SECURITIES -- CONTINUED
law. Approximate fair values of these assets were $60,867 and $48,553, at December 31, 1998 and 1997, respectively.

     The amortized cost and fair value of the securities as of December 31, 1998, by contractual maturity, are shown below. Securities, other than mortgage backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgaged backed securities are not included in the maturity categories in the following maturity schedules:

                                                 SECURITIES HELD TO MATURITY        SECURITIES AVAILABLE FOR SALE
                                                 ----------------------------       ------------------------------
                                                  AMORTIZED           FAIR           AMORTIZED            FAIR
                                                    COST             VALUE              COST              VALUE
                                                  ---------          -----           ---------            -----
Due in one year or less......................      $ 21,209         $ 21,262          $ 39,602          $ 39,697
Due after one year through five years........        47,497           49,056            47,089            47,623
Due after five years through ten years.......        18,920           19,033             5,678             6,284
Due after ten years..........................         2,000            1,980                --                --
                                                   --------         --------          --------          --------
                                                     89,626           91,331            92,369            93,604
FHLB Stock & Other Equity....................            --               --             3,094             3,094
Mortgage backed securities...................        12,113           12,209            17,831            17,847
                                                   --------         --------          --------          --------
                                                   $101,739         $103,540          $113,294          $114,545
                                                   ========         ========          ========          ========

     Proceeds from the sale of securities available for sale during 1998, 1997 and 1996, were $14,604, $12,033 and $12,935, respectively. Gross (and net) realized gains on sales of securities available for sale were $344, $136 and $183 in 1998, 1997 and 1996, respectively. There were no sales of held to maturity securities in 1998, 1997, and 1996.

NOTE 6 -- LOANS AND ALLOWANCE FOR LOAN LOSS

     The components of loans in the consolidated balance sheets were as follows:

                                                               1998        1997
                                                               ----        ----
Commercial and agricultural..............................    $281,614    $207,020
Real estate:
  Commercial real estate.................................     428,252     263,450
  1-4 family.............................................      52,348      59,217
  Construction...........................................     117,703      52,791
                                                             --------    --------
                                                              598,303     375,458
Consumer.................................................      17,652      17,097
Credit Cards.............................................       1,454       1,592
Other....................................................      17,929      13,593
                                                             --------    --------
Gross Loans..............................................     916,952     614,760
Deferred fees, net.......................................      (1,241)       (430)
Allowance for loan loss..................................     (10,657)     (6,692)
                                                             --------    --------
Loans, net...............................................    $905,054    $607,638
                                                             ========    ========

     The total recorded investment in impaired loans was $3,362 and $2,858 at December 31, 1998 and 1997, respectively. The allowance for loan loss related to these impaired loans was $770 and $68 at December 31,

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 6 -- LOANS AND ALLOWANCE FOR LOAN LOSS -- CONTINUED
1998 and 1997, respectively. Loans on non accrual status were $4,008 and $1,841 at December 31, 1998 and 1997, respectively. The average amount of investment in impaired loans during 1998, 1997 and 1996 was $3,109, $2,538 and $520. The income recorded on these loans in 1998, 1997 and 1996 was $182, $650 and $61.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $16,443 as of December 31, 1998 and $11,798 as of December 31, 1997.

     At December 31, 1998, the Company had 14 borrowing relationships in which it had one or more lending commitments to a single borrower and its related interests, which in the aggregate, were in excess of $10 million. The total outstanding lending commitment associated with these 14 borrowing relationships, including lines of credit which may not have been fully drawn as of December 31, 1998, was approximately $237.7 million, after giving effect to approximately $32.8 million in overlapping credit exposure among the 14 borrowing relationships. The aggregate principal amount actually drawn and outstanding at December 31, 1998 with respect to these borrowing relationships was approximately $153.2 million, after giving effect to approximately $23.7 million in overlapping credit exposure among the 14 borrowing relationships, or 16.7% of the Company's gross loans outstanding as of that date. The Company's largest lending commitment at December 31, 1998 was approximately $39.4 million, of which $31.8 million was outstanding as of that date.

     At December 31, 1998, the Company's loan portfolio also included borrowing relationships with commercial and residential real estate developers, investors and contractors with an outstanding balance of approximately $360.5 million, or 39.3%, of gross loans. The abilities of these borrowers to meet their repayment obligations are likely to be similarly affected by the same economic conditions, thus increasing the likelihood that more than one borrower will default if such adverse economic conditions occur.

     The loans and lines of credit described in the two preceding paragraphs are generally collateralized by commercial or multi-family real estate, other business collateral and/or personal property. Management has no reason to believe these loans represent any greater risk of loss than the Company's other loans which are similarly collateralized and underwritten.

     Certain directors of the Company and subsidiary banks, companies with which they are affiliated, and certain principal officers are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 1998 is as follows:

Balance as of December 31, 1997.............................    $ 19,824
New Loans...................................................      22,760
Repayments..................................................     (11,706)
                                                                --------
Balance as of December 31, 1998.............................    $ 30,878
                                                                ========

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 6 -- LOANS AND ALLOWANCE FOR LOAN LOSS -- CONTINUED
     Changes in the allowance for loan loss for the years ended December 31 are as follows:

                                                         1998       1997       1996
                                                         ----       ----       ----
Balance at Beginning of Year........................    $ 6,692    $ 4,058    $2,458
                                                        -------    -------    ------
Acquired through purchase...........................         --        147        --
                                                        -------    -------    ------
Charge-offs.........................................       (928)    (1,837)     (465)
Recoveries..........................................        160        332        21
                                                        -------    -------    ------
  Net...............................................       (768)    (1,505)     (444)
                                                        -------    -------    ------
Provision for loan loss.............................      4,733      3,992     2,044
                                                        -------    -------    ------
Balance at End of Year..............................    $10,657    $ 6,692    $4,058
                                                        =======    =======    ======

NOTE 7 -- PREMISES AND EQUIPMENT, NET

     The major classes of premises and equipment and accumulated depreciation at December 31, are summarized as follows:

                                                                1998       1997
                                                                ----       ----
Land.......................................................    $ 2,763    $ 2,625
Building and improvements..................................      8,692      7,412
Furniture and equipment....................................      9,915      6,999
Construction in progress...................................        126         27
                                                               -------    -------
                                                                21,496     17,063
Less: Accumulated depreciation.............................     (5,972)    (4,456)
                                                               -------    -------
                                                               $15,524    $12,607
                                                               =======    =======

     Depreciation expense totaled $1,567, $1,142 and $808 for 1998, 1997 and 1996, respectively.

     The Company leases certain premises and equipment under noncancellable operating leases which expire at various dates. Such noncancellable operating leases also include options to renew. Following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998:

1999........................................................    $  663
2000........................................................       578
2001........................................................       545
2002........................................................       495
2003........................................................       472
Thereafter..................................................     1,610
                                                                ------
Total.......................................................    $4,363
                                                                ======

     Total rental expense was $585, $386 and $237, for 1998, 1997 and 1996, respectively.

NOTE 8 -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 1998 and 1997, was $224,688 and $120,978, respectively. Brokered time deposits were $58,660 or 5.8% of total deposits at December 31, 1998 and $12,676 or 1.9% at December 31, 1997, respectively.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 8 -- DEPOSITS -- CONTINUED
     At December 31, 1998, the scheduled maturities of time deposits are as follows:

1999........................................................  $658,344
2000........................................................    93,984
2001........................................................    17,698
2002........................................................    11,202
2003........................................................     1,073
Thereafter..................................................       111
                                                              --------
Total.......................................................  $782,412
                                                              ========

NOTE 9 -- SHORT-TERM BORROWINGS

                                                                1998       1997
                                                                ----       ----
At December 31.............................................    $ 3,255    $16,170
Average during year........................................      8,650      8,842
Maximum month-end balance..................................     13,962     16,170
Average rate at year-end...................................       4.87%      6.59%
Average rate during year...................................       5.51%      6.70%

     Federal funds purchased, which totaled $100 at December 31, 1998, generally represent one-day borrowings. Securities sold under repurchase agreements, which total $2,872 at December 31, 1998, represent borrowings maturing within one year that are secured by U.S. Treasury and federal agency securities. The fair value of securities pledged was approximately $4,758 and $4,024 at December 31, 1998 and 1997, respectively. At December 31, 1997 short-term borrowings included Federal Home Loans Bank notes of $3,000.

     The Company had a treasury, tax and loan note option with the Federal Reserve Bank. The balance in the note option was $283 and $284 at December 31, 1998 and 1997, respectively.

     The Company has a $25,000 revolving line of credit from an unaffiliated commercial bank. There were no borrowings outstanding at December 31, 1998. The line of credit matures April 30, 1999, and bears interest at the London Interbank Offered Rate (LIBOR) + 2%. During 1998, the highest month-end and average monthly balances were both $6,100. The loan is subject to certain restrictive covenants and the Company believes it was in compliance with all such covenants at December 31, 1998.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 10 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheet at December 31, 1998 and 1997:

                                                CALLABLE
  DECEMBER 31, 1998       DECEMBER 31, 1997       @ PAR
---------------------   ---------------------   QUARTERLY
BALANCE         RATE    BALANCE         RATE      AFTER     MATURITY
-------         ----    -------         ----    ---------   --------
                        $2,150          5.97%         N/A   1/15/98
$ 3,000         5.59%                                 N/A    8/2/99
  2,000         5.02%                             2/20/99   2/20/03
  3,250         4.70%                             1/16/99   1/16/08
  3,250         4.95%                             1/16/00   1/16/08
  2,500         4.95%                             1/16/01   1/16/08
  2,000         4.95%                             1/16/01   1/16/08
  2,000         4.75%                             1/20/99   1/20/08
  2,000         5.09%                             2/20/01   2/20/08
-------         -----   ------          -----
$20,000         5.01%   $2,150          5.97%
=======         =====   ======          =====

     The Company is required to maintain qualifying collateral as security for the notes. The debt to collateral ratio cannot exceed 60%. The Company had eligible collateral of $46,371 and $33,315 at December 31, 1998 and 1997, respectively. The collateral consisted of securities with a fair market value of $3,018 and 1-4 family residential mortgages not more than 90 days delinquent.

NOTE 11 -- STOCKHOLDERS' EQUITY

     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. At December 31, 1998, approximately $20,000 of the retained earnings of the banking subsidiaries was available for the payment of dividends to the Company without prior regulatory agency approval.

     The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, the Company and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by the three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well-capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

     There are five capital categories defined in the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Classification of a subsidiary bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 11 -- STOCKHOLDERS' EQUITY -- CONTINUED
     At December 31, 1998, the most recent notification from the banks' primary regulator categorized all of the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the banks' category.

     The actual and required capital amounts and ratios are presented in the tables below: ("RWA" stands for Risk Weighted Assets)

                                                                                              TO BE WELL
                                                                      FOR CAPITAL         CAPITALIZED UNDER
                                                                        ADEQUACY          PROMPT CORRECTIVE
                                                  ACTUAL                PURPOSES          ACTION PROVISIONS
                                             -----------------      ----------------      ------------------
AS OF 12/31/98                                AMOUNT     RATIO      AMOUNT     RATIO       AMOUNT     RATIO
--------------                                ------     -----      ------     -----       ------     -----
Total Capital (to RWA)
  Consolidated.............................  $149,716    14.57%     $82,223    8.00%          N/A       N/A
  Central Illinois Bank....................    53,179    10.66       39,901    8.00       $49,876     10.00%
  CIB Bank.................................    45,855    11.34       32,349    8.00        40,436     10.00
  Marine Bank & Savings....................    19,045    20.26        7,519    8.00         9,399     10.00
  CIB Bank -- Indiana......................    13,234    44.61        2,374    8.00         2,967     10.00
Tier 1 Capital (to RWA)
  Consolidated.............................  $139,059    13.53%     $41,111    4.00%          N/A       N/A
  Central Illinois Bank....................    47,539     9.53       19,951    4.00       $29,926      6.00%
  CIB Bank.................................    41,876    10.36       16,174    4.00        24,262      6.00
  Marine Bank & Savings....................    18,329    19.50        3,760    4.00         5,639      6.00
  CIB Bank -- Indiana......................    12,912    43.52        1,187    4.00         1,780      6.00
Tier 1 Leverage (to Avg. Assets)
  Consolidated.............................  $139,059    12.53%     $44,408    4.00%          N/A       N/A
  Central Illinois Bank....................    47,539     8.20       23,179    4.00       $28,974      5.00%
  CIB Bank.................................    41,876    10.41       16,097    4.00        20,121      5.00
  Marine Bank & Savings....................    18,329    17.86        4,104    4.00         5,130      5.00
  CIB Bank -- Indiana......................    12,912    44.38        1,164    4.00         1,455      5.00

                                                                                           TO BE WELL
                                                                     FOR CAPITAL        CAPITALIZED UNDER
                                                                      ADEQUACY          PROMPT CORRECTIVE
                                                  ACTUAL              PURPOSES          ACTION PROVISIONS
                                             ----------------      ---------------      -----------------
              AS OF 12/31/97                  AMOUNT    RATIO      AMOUNT    RATIO       AMOUNT    RATIO
              --------------                  ------    -----      ------    -----       ------    -----
Total Capital (to RWA)
  Consolidated.............................  $103,863   15.50%     $53,598   8.00%          N/A      N/A
  Central Illinois Bank....................    43,896   10.43       33,658   8.00       $42,073    10.00%
  CIB Bank.................................    30,879   14.78       16,710   8.00        20,888    10.00
  Marine Bank & Savings....................    12,884   34.31        3,004   8.00         3,756    10.00
Tier 1 Capital (to RWA)
  Consolidated.............................  $ 97,171   14.50%     $26,808   4.00%          N/A      N/A
  Central Illinois Bank....................    39,723    9.44       16,829   4.00       $25,244     6.00%
  CIB Bank.................................    28,719   13.75        8,355   4.00        12,533     6.00
  Marine Bank & Savings....................    12,526   33.35        1,502   4.00         2,253     6.00
Tier 1 Leverage (to Avg. Assets)
  Consolidated.............................  $ 97,171   12.36%     $31,459   4.00%          N/A      N/A
  Central Illinois Bank....................    39,723    7.93       20,045   4.00       $25,057     5.00%
  CIB Bank.................................    28,719   11.83        9,713   4.00        12,141     5.00
  Marine Bank & Savings....................    12,526   25.67        1,952   4.00         2,440     5.00

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 12 -- FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

     The Company is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. The Company has entered into commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness and determines the amount of the collateral necessary based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventories, property and equipment, residential real estate, and income-producing commercial properties.

                                                               NOTIONAL AMOUNTS
                                                             --------------------
                                                               1998        1997
                                                               ----        ----
Off Balance Sheet Financial Instruments with credit risk:
  Commitments to extend credit...........................    $202,161    $157,402
  Credit card arrangements...............................       5,606       7,208
  Standby letters of credit..............................      27,493       6,465

     The Company does not engage in the use of interest rate swaps, futures, forwards or option contracts.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

NOTE 14 -- STOCK OPTION PLANS

     The Company has nonqualified employee and director plans which provide for a maximum grant of 969 shares at December 31, 1998. The plans provide for the options to be exercisable over a ten year period beginning one year from the date of the grant, provided the participant has remained in the employ of the Company or its subsidiaries. 606 of the options stipulate that the option price per share may not be less than 125% of the fair market value of the common stock on the option grant date. 363 of the options stipulate that the price may not be less than 100% of fair market value on the option grant date.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 14 -- STOCK OPTION PLANS -- CONTINUED
     Activity relating to stock options was:

                                                                                              WEIGHTED-
                                                                               RANGE OF        AVERAGE
                                                                 NUMBER      OPTION PRICES    EXERCISE
                                                                OF SHARES      PER SHARE        PRICE
                                                                ---------    -------------    ---------
Shares under option at December 31, 1995....................      2,540      $  576-1,275      $  932
Options granted.............................................      1,194             1,631       1,631
Options lapsed or surrendered...............................        (90)            1,275       1,275
                                                                  -----      ------------      ------
Shares under option at December 31, 1996....................      3,644      $  576-1,631      $1,152
Options granted.............................................        275       1,978-2,060       2,016
Options lapsed or surrendered...............................       (418)        576-1,631         934
Options exercised...........................................       (523)        576-1,275         629
                                                                  -----      ------------      ------
Shares under option at December 31, 1997....................      2,978      $  743-2,060      $1,354
Options granted.............................................      3,193       1,961-2,279       1,971
Options lapsed or surrendered...............................       (202)      1,275-1,961       1,531
Options exercised...........................................        (98)        743-1,275         922
                                                                  -----      ------------      ------
  Shares under option at December 31, 1998..................      5,871      $  743-2,279      $1,691
                                                                  =====      ============      ======

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                               ---------------------------------------------       --------------------------
                                                                   WEIGHTED
                                                                   AVERAGE          WEIGHTED                         WEIGHTED
                         RANGE OF                NUMBER           REMAINING         AVERAGE          NUMBER          AVERAGE
                         EXERCISE              OUTSTANDING       CONTRACTUAL        EXERCISE       EXERCISABLE       EXERCISE
                          PRICES               AT 12/31/98       LIFE (YEARS)        PRICE         AT 12/31/98        PRICE
                         --------              -----------       ------------       --------       -----------       --------
                   $ 743                            600              4.50            $  743             600           $  743
                    1,275                           827              6.01             1,275             479            1,275
                    1,631                         1,012              7.33             1,631             405            1,631
                    1,961-2,060                   3,317              9.12             1,966              55            2,016
                    2,126-2,279                     115              9.66             2,239              --               --
                   ---------------------          -----              ----            ------           -----           ------
                   $ 743-2,279                    5,871              7.91            $1,691           1,539           $1,186
                   =====================          =====              ====            ======           =====           ======

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 14 -- STOCK OPTION PLANS -- CONTINUED consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             1998      1997      1996
                                                             ----      ----      ----
Net income...............................    As Reported    $9,535    $5,275    $3,573
                                             Pro Forma       9,409     5,240     3,538
Basic Earnings
 Per Share...............................    As Reported     94.97     71.62     60.91
                                             Pro Forma       93.71     71.14     60.31
Diluted Earnings
 Per Share...............................    As Reported     93.78     71.08     60.35
                                             Pro Forma       92.54     70.60     59.76

     Fair value has been estimated using the minimum value method as defined in SFAS No. 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years for 1998, five years for 1997 and 1996, and risk-free interest rates averaging 5.42 percent, 6.32 percent and 6.42 percent, respectively, for 1998, 1997 and 1996. In 1998 the Company amended all the prior years plans to extend the exercise period of existing options from 5 to 10 years and new plans since January 1, 1998 included 10 year option lives. Because the options vest over a five year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

NOTE 15 -- OTHER BENEFIT PLANS

     The Company provides a defined contribution 401(k) deferred compensation plan to all employees of the Company and its subsidiaries who have attained age
20. Employees enter the plan on the first entrance date after their start date. Entrance dates are January 1 and July 1. The Plan permits participants to make voluntary tax deferred contributions of up to 15% of annual compensation subject to various limitations. The Company does not match employee contributions. The only costs to the Company are administrative expenses to maintain the plan which were approximately $17 in 1998.

     The Company has an employee stock ownership plan (ESOP) for the benefit of employees who attained a certain number of hours worked and length of service. At December 31, 1998, the plan held 1,398 shares of stock allocated and voted, at the direction of plan participants, by plan trustees. Contributions are discretionary and are determined annually by the Board of Directors. Expenses of $208, $162 and $75 were incurred for 1998, 1997 and 1996, respectively.

     The Company also has a Directors' Deferred Compensation Plan. Interest expense accrued for the benefit of plan participants was $3 in 1998.

NOTE 16 -- INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns. The provision for income taxes in the consolidated statements of income consisted of the following for the years ended December 31:

                                                         1998       1997       1996
                                                         ----       ----       ----
Current tax provision:
  Federal...........................................    $ 5,889    $ 3,295    $2,213
  State.............................................        908        371       267
Deferred............................................     (1,709)    (1,129)     (579)
                                                        -------    -------    ------
                                                        $ 5,088    $ 2,537    $1,901
                                                        =======    =======    ======

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 16 -- INCOME TAXES -- CONTINUED

                                                                 1998      1997
                                                                 ----      ----
Deferred tax benefits included in provision.................    $1,709    $1,129
Deferred tax included in other comprehensive income.........      (341)     (170)
Reclassifications from current..............................        54       163
                                                                ------    ------
                                                                $1,422    $1,122
                                                                ======    ======

     A reconciliation of the income tax provision and income taxes which would have been provided at the federal statutory rate is as follows:

                                                          1998                1997                1996
                                                     --------------      --------------      --------------
                                                     AMOUNT     %        AMOUNT     %        AMOUNT     %
                                                     ------     -        ------     -        ------     -
Statutory tax rate...............................    $5,118    35.0%     $2,656    34.0%     $1,861    34.0%
Increase (reduction) in tax rate resulting from:
  State income taxes, net of Federal income tax
     benefit.....................................       371     2.5         245     3.1         176     3.2
  Tax exempt interest............................      (497)   (3.4)       (406)   (5.2)       (173)   (3.2)
  Other, net.....................................        96      .7          42      .6          37      .7
                                                     ------    ----      ------    ----      ------    ----
                                                     $5,088    34.8%     $2,537    32.5%     $1,901    34.7%
                                                     ======    ====      ======    ====      ======    ====

     The net deferred tax asset in the accompanying consolidated balance sheets consisted of the following:

                                                                 1998      1997
                                                                 ----      ----
Deferred tax assets:
  Net operating losses......................................    $  361    $  440
  Allowance for loan loss...................................     4,004     2,430
  Deferred loan fees and other..............................       583       212
                                                                ------    ------
Deferred tax assets before valuation allowance..............     4,948     3,082
  Valuation allowance.......................................      (130)     (186)
                                                                ------    ------
Net deferred tax assets.....................................     4,818     2,896
                                                                ------    ------
Deferred tax liabilities:
  Net unrealized appreciation in securities available for
     sale...................................................       476       135
  Depreciation..............................................       420       347
  Investments...............................................       108       121
  Other.....................................................        99        --
                                                                ------    ------
     Total deferred tax liabilities.........................     1,103       603
                                                                ------    ------
Net deferred tax asset......................................    $3,715    $2,293
                                                                ======    ======

     The net change in the valuation allowance for deferred tax assets was a decrease of $56 in 1998 and an increase of $47 in 1997. These changes related to the utilization of net operating loss carryforwards.

     The Company recorded a deferred tax asset net of valuation allowance of $231, reflecting the benefit of Federal net operating loss carryforwards of approximately $550 and state net operating loss carryforwards of approximately $2,800 which expire in varying amounts between 2002 and 2012. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset recorded will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below summarizes the information required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107).

                                                                    1998
                                                          ------------------------
                                                           CARRYING     ESTIMATED
                                                            AMOUNT      FAIR VALUE
                                                           --------     ----------
Financial Assets:
  Cash and due from banks and federal funds sold......    $   22,080    $   22,080
  Loans held for sale.................................         8,900         8,900
  Securities available for sale.......................       114,545       114,545
  Securities held to maturity.........................       101,739       103,540
  Loans receivable, net...............................       905,054       918,813
  Accrued interest receivable.........................         8,839         8,839
Financial Liabilities:
  Deposit liabilities.................................     1,011,033     1,020,787
  Short-term and long-term borrowings.................        23,255        23,647
  Accrued interest payable............................         4,880         4,880

                                                                    1997
                                                          ------------------------
                                                           CARRYING     ESTIMATED
                                                            AMOUNT      FAIR VALUE
                                                           --------     ----------
Financial Assets:
  Cash due from banks and federal funds sold..........    $    9,774    $    9,774
  Loans held for sale.................................         1,898         1,898
  Securities available for sale.......................        54,347        54,347
  Securities held to maturity.........................       106,589       107,282
  Loans receivable, net...............................       607,638       619,496
  Accrued interest receivable.........................         7,281         7,281
Financial Liabilities:
  Deposit liabilities.................................       682,830       685,893
  Short-term and long-term borrowings.................        18,320        18,320
  Accrued interest payable............................         3,237         3,237

     Fair value amounts represent estimates of value at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the amounts estimated.

     While these estimated fair value amounts are designed to represent estimates of the amounts at which these instruments could be exchanged in a current transaction between willing parties, it is the Company's intent to hold most of its financial instruments to maturity. Therefore, it is not probable that the fair values shown will be realized in a current transaction.

     The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) are not reflected. The value of this item is significant.

     Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company's fair value to that of other financial

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value should in no way be construed as representative of the underlying value of the Company.

     The following describes the methodology and assumptions used to estimate fair value of financial instruments required by SFAS 107.

Cash and cash equivalents

     The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value. For purposes of this disclosure only, cash equivalents include cash and due from banks and Federal Funds sold.

Available for Sale and Held to Maturity Securities

     The estimated fair values of securities by type are provided in Note 5 to the consolidated financial statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable and Loans Held for Sale

     For loans which reprice frequently, the carrying value approximates their value. The fair values of all other loan receivables were estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and maturities.

Accrued Interest Receivable

     The carrying amounts of accrued interest approximates their fair values.

Deposit Liabilities

     The carrying value of deposits with no stated maturity approximates their fair value as they are payable on demand. The estimated fair value of fixed time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates of alternative funding sources currently available for similar remaining maturities.

Borrowings

     The carrying value of borrowed funds payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure only borrowings includes Federal Funds purchased, Federal Home Loan Bank advances, securities sold with the agreement to repurchase and other borrowings.

Accrued Interest Payable

     The carrying amounts of accrued interest approximates their fair values.

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED
Off Balance-Sheet Instruments

     The fair value off balance sheet instruments (i.e. deferred income) is not material and is not presented. The contractual amount of off-balance-sheet items that have credit risk comprise primarily unfunded loan commitments and stand by letters of credit which are generally priced at market at the time of funding.

NOTE 18 -- SUBSEQUENT EVENTS

     On February 26, 1999, the Company sold a branch building in Charleston, Illinois, along with loans and deposits with net book values of $14,393 and $12,191, respectively. The transaction was accounted for as a sale. The net proceeds were $3,197 and the gain on the transaction was $805 which will be reflected as a component of "Non-Interest Income" in the quarter ending March 31, 1999.

     On December 14, 1998, the Company entered into an agreement to purchase two banking offices in Arlington Heights and Mount Prospect, Illinois, and will assume deposits of $115,797. The net purchase price for premises and equipment and deposit premium will be $14,490. The transaction, which is expected to close on March 29, 1999, will be accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed in the amount of $8,747 will be amortized for up to 15 years using the straight-line method.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS

     The condensed financial statements of the parent company only, are presented as follows:

     Condensed Balance Sheets (Parent Only)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
Assets:
  Cash and cash Equivalents.................................    $ 11,296    $  7,957
  Investment in Subsidiaries................................     129,323      86,508
  Loans.....................................................       3,372       6,434
  Premises and Equipment -- net.............................         212          95
  Other Assets..............................................         339         514
                                                                --------    --------
       Total Assets.........................................    $144,542    $101,508
                                                                ========    ========
Liabilities:
  Other Liabilities.........................................    $    984    $    776
                                                                --------    --------
Stockholders' Equity:
  Common Stock..............................................         107          91
  Capital Surplus...........................................     118,962      86,241
  Retained Earnings.........................................      23,714      14,179
  Accumulated Other Comprehensive Income....................         775         221
                                                                --------    --------
       Total Stockholders' Equity...........................     143,558     100,732
                                                                --------    --------
       Total Liabilities and Stockholders' Equity...........    $144,542    $101,508
                                                                ========    ========

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED
     Condensed Statements of Income (Parent Only)

                                                                      FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1998         1997        1996
                                                                 ----         ----        ----
Income:
  Interest and Dividend Income..............................    $   426      $  323      $   13
  Security Gains, net.......................................         --          --          67
  Management and Other Fees from Subsidiaries...............      3,064       1,461         967
  Other Income..............................................         30          21          21
                                                                -------      ------      ------
       Total Income.........................................      3,520       1,805       1,068
                                                                -------      ------      ------
Expense:
  Salaries and Employee Benefits............................      3,854       1,766       1,223
  Interest Expense..........................................         83         190          13
  Occupancy Expenses, net...................................        254         128          92
  Other Expense.............................................        666         460         359
                                                                -------      ------      ------
       Total Expense........................................      4,857       2,544       1,687
                                                                -------      ------      ------
Loss Before Income Taxes and Equity in Undistributed
  Earnings of Subsidiaries..................................     (1,337)       (739)       (619)
Income Tax Benefit..........................................        370         270         259
                                                                -------      ------      ------
Loss Before Equity in Undistributed Earnings of
  Subsidiaries..............................................       (967)       (469)       (360)
Equity in Undistributed Earnings of Subsidiaries............     10,502       5,744       3,933
                                                                -------      ------      ------
       Net Income...........................................    $ 9,535      $5,275      $3,573
                                                                =======      ======      ======

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED
     Condensed Statements of Cash flows (Parent Only)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
Cash Flows from Operating Activities:
  Net Income................................................    $  9,535    $  5,275    $  3,573
  Adjustments to Reconcile Net Income to Net Cash Provided
     by Operations:
     Equity in Undistributed Earnings of Subsidiaries.......     (10,502)     (5,744)     (3,933)
     Depreciation and Amortization..........................          26          20          11
     Security Gains.........................................          --          --         (67)
  Changes in Assets and Liabilities:
     (Increase) Decrease in Other Assets....................         175        (184)        189
     Increase in Other Liabilities..........................         208         151          78
                                                                --------    --------    --------
          Net Cash Used In Operating Activities.............        (558)       (482)       (149)
                                                                --------    --------    --------
Cash Flows from Investing Activities:
  Sales of Securities Available for Sale....................          --          --       1,342
  Purchase of Securities Available for Sale.................          --          --      (1,289)
  Sales of Premise and Equipment............................          20          --         298
  Net (Increase) Decrease in Loans..........................       3,062      (6,434)         --
  Purchase of Premises and Equipment........................        (163)        (49)        (24)
  Net Increase in Investment in Subsidiaries................     (31,760)    (28,048)    (14,575)
                                                                --------    --------    --------
          Net Cash Used in Investing Activities.............     (28,841)    (34,531)    (14,248)
                                                                --------    --------    --------
Cash Flows from Financing Activities:
  Proceeds from Other Borrowings............................       6,100      13,500       2,000
  Repayments of Other Borrowings............................      (6,100)    (13,500)     (2,000)
  Proceeds from Capital Transactions........................      32,738      36,699      12,201
  All Other Financing Activities -- Net.....................          --         296          --
                                                                --------    --------    --------
          Net Cash Provided by Investing Activities.........      32,738      36,995      12,201
                                                                --------    --------    --------
  Increase (Decrease) in Cash and Cash equivalents..........       3,339       1,982      (2,196)
Cash and Cash Equivalents, Beginning of Year................       7,957       5,975       8,171
                                                                --------    --------    --------
Cash and Cash Equivalents, End of Year......................    $ 11,296    $  7,957    $  5,975
                                                                ========    ========    ========

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 20 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      QUARTER ENDED
                                                       --------------------------------------------
                                                       DEC. 31     SEPT. 30    JUNE 30     MARCH 31
                                                       -------     --------    -------     --------
1998
Total Interest Income................................  $ 22,956    $ 21,599    $ 19,111    $17,399
Total Interest Expense...............................   (11,698)    (11,115)    (10,070)    (9,302)
                                                       --------    --------    --------    -------
Net Interest Income..................................    11,258      10,484       9,041      8,097
Provision for Loan Loss..............................    (1,337)     (1,383)     (1,105)      (908)
                                                       --------    --------    --------    -------
Net Interest Income After Provision for Loan Loss....     9,921       9,101       7,936      7,189
Securities Gains, net................................       211         133          --         --
Noninterest Income...................................     1,711       1,275       1,278      1,299
Noninterest Expense..................................    (7,453)     (6,655)     (5,960)    (5,363)
                                                       --------    --------    --------    -------
Income Before Income Taxes...........................     4,390       3,854       3,254      3,125
Income Tax Expense...................................    (1,568)     (1,323)     (1,152)    (1,045)
                                                       --------    --------    --------    -------
Net Income...........................................  $  2,822    $  2,531    $  2,102    $ 2,080
                                                       ========    ========    ========    =======
Earnings Per Share:
  Basic..............................................  $  26.70    $  23.63    $  21.76    $ 22.88
  Diluted............................................     26.39       23.29       21.48      22.62
1997
Total Interest Income................................  $ 16,608    $ 14,540    $ 13,268    $11,830
Total Interest Expense...............................    (8,962)     (8,026)     (7,160)    (6,313)
                                                       --------    --------    --------    -------
Net Interest Income..................................     7,646       6,514       6,108      5,517
Provision for Loan Loss..............................    (1,168)     (1,132)       (465)    (1,227)
                                                       --------    --------    --------    -------
Net Interest Income After Provision for Loan Loss....     6,478       5,382       5,643      4,290
Securities Gains, net................................       115          21          --         --
Noninterest Income...................................       982         855         815        609
Noninterest Expense..................................    (4,967)     (4,438)     (4,087)    (3,886)
                                                       --------    --------    --------    -------
Income Before Income Taxes...........................     2,608       1,820       2,371      1,013
Income Tax Expense...................................      (920)       (548)       (781)      (288)
                                                       --------    --------    --------    -------
Net Income...........................................  $  1,688    $  1,272    $  1,590    $   725
                                                       ========    ========    ========    =======
Earnings Per Share:
  Basic..............................................  $  21.46    $  17.73    $  22.23    $ 10.20
  Diluted............................................     21.22       17.59       22.07      10.20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company previously reported a change in its independent accountants in a Current Report on Form 8-K dated November 9, 1998. There were no disagreements or reportable events of the nature required to be disclosed pursuant to Item 304(b) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Definitive Proxy Statement for the annual meeting of its shareholders to be held on or about May 27, 1999 (the "Proxy Statement") contains information regarding the Company's directors under the caption "Information Regarding Nominees and Directors" and that information is incorporated herein by reference. Information regarding the Company's executive officers is included as a Supplemental Item at the end of Part I of this Annual Report on Form 10-K.

     The Proxy Statement contains information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, under the caption "Compliance with Section 16(a) of the Exchange Act" and that information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The Proxy Statement contains information regarding executive compensation under the captions "Directors' Fees and Compensation," "Directors' Deferred Compensation Plan," "Executive Compensation," "Options," and "Board Compensation Committee Report on Executive Compensation" and that information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The Proxy Statement contains information regarding security ownership under the caption "Stock Ownership of Management" and "Security Ownership of Certain Beneficial Owners" that information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement contains information regarding certain relationships and related transactions under the captions "Certain Relationships and Related Transactions" and "Management Indebtedness" and that information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     - Independent Auditors' Report of KPMG LLP.

     - Independent Auditors' Report of Striegel Knobloch & Company LLC.

     - Consolidated Balance Sheets as of December 31, 1998 and 1997.

     - Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.

     - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

     - Notes to Consolidated Financial Statements.

     - See Item 8 for the Company's Consolidated Financial Statements.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Item 8.

(A)(3) LIST OF EXHIBITS

     The exhibits filed herewith are listed on the Exhibit Index filed as part of this Annual Report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is designated by an asterisk.

(B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated November 9, 1998, reporting a change in its independent accountants under Item 4.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRAL ILLINOIS BANCORP, INC.

Date: March 31, 1999                      By: /s/ J. MICHAEL STRAKA

                                            ------------------------------------
                                            J. Michael Straka
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                /s/ J. MICHAEL STRAKA                    President and Chief Executive     March 31, 1999
-----------------------------------------------------    Officer (Principal Executive
                  J. Michael Straka                      Officer) and Director

               /s/ STEVEN T. KLITZING                    Chief Financial Officer           March 31, 1999
-----------------------------------------------------    (Principal Financial Officer)
                 Steven T. Klitzing

                   /s/ JOSE ARAUJO                       Director                          March 31, 1999
-----------------------------------------------------
                     Jose Araujo

                  /s/ NORMAN BAKER                       Director                          March 31, 1999
-----------------------------------------------------
                    Norman Baker

                  /s/ JOHN T. BEAN                       Director                          March 31, 1999
-----------------------------------------------------
                    John T. Bean

                 /s/ W. SCOTT BLAKE                      Director                          March 31, 1999
-----------------------------------------------------
                   W. Scott Blake

                                                         Director                          March   , 1999
-----------------------------------------------------
                  Steven C. Hillard

                  /s/ DEAN KATSAROS                      Director                          March 31, 1999
-----------------------------------------------------
                    Dean Katsaros

                 /s/ JERRY D. MAAHS                      Director                          March 31, 1999
-----------------------------------------------------
                   Jerry D. Maahs

               /s/ DONALD M. TRILLING                    Chairman of the Board of          March 31, 1999
-----------------------------------------------------    Directors and Director
                 Donald M. Trilling

               /s/ HOWARD E. ZIMMERMAN                   Director                          March 31, 1999
-----------------------------------------------------
                 Howard E. Zimmerman

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                EXHIBIT
-------                              -------
   3.1     Amended and Restated Articles of Incorporation of the
           Company (incorporated by reference to Exhibit 3.1 to the
           Company's Form 10 filed on April 30, 1998)
   3.2     Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10 filed on
           April 30, 1998)
 *10.1     Form of Non-Qualified Employee Stock Option Plan of the
           Company (incorporated by reference to Exhibit 10.1 to the
           Company's Form 10 filed on April 30, 1998)
 *10.2     Form of Non-Qualified Director Stock Option Plan of the
           Company (incorporated by reference to Exhibit 10.2 to the
           Company's Form 10 filed on April 30, 1998)
 *10.3     Form of Deferred Compensation Agreement of the Company
           (incorporated by reference to Exhibit 10.3 to the Company's
           Form 10 filed on April 30, 1998)
  10.4     Agreement dated December 24, 1996 between Central Illinois
           Bank and Strategic Capital Management, Inc. and Assignment
           of Agreement dated March 31, 1998 between Marine Trust and
           Investment Company and Strategic Trust Company (incorporated by reference to Exhibit 10.6 to the Company's Form 10 filed on April 30, 1998)
  10.5     Purchase and Assumption Agreement dated December 14, 1998, between CIB Bank and Park National Bank and Trust of Chicago
  21       Subsidiaries of the Company
  23.1     Consent of KPMG LLP
  23.2     Consent of Striegel Knobloch & Company LLC
  27       Financial Data Schedule