Form 10-K405/A
period 1998-12-31
CENTRAL ILLINOIS BANCORP INC
filed 1999-04-30
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A




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


                                AMENDMENT NO. 1



     The registrant is filing this amendment to its Form 10-K for the fiscal year ended December 31, 1998 to reflect a restatement of its previously filed consolidated financial statements for the fiscal year ended December 31, 1998. The restatement was made to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under the Company's stock option plans. This Form 10K/A amends Items 1, 6, 7, 7A and 8 to reflect this restatement and also amends Items 10, 11, 12 and 13 to include information which was previously to have been incorporated by reference to the registrant's proxy statement.



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


     At December 31, 1998, the Company had consolidated total assets of approximately $1.2 billion as compared with consolidated total assets of $807.3 million at December 31, 1997, an increase of 47.0%. Net income for the fiscal year ended December 31, 1998 was $8.7 million, as compared to $5.3 million for the fiscal year ended December 31, 1997, an increase of 64.1%. The Company has grown substantially in the last five years. The Company's consolidated total assets at December 31, 1994 were $228.7 million, and its net income for the fiscal year ended December 31, 1994 was $1.3 million.

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


     The bank subsidiaries accounted for substantially all of the assets and net income of the Company as of and for each of the years ended 1998, 1997, and 1996. The restatement reflected in this amendment to the

Form 10-K to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under the Company's stock option plans has been recorded at the parent company level as reflected in Note 19 to the Consolidated Financial Statements.


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


     At December 31, 1998, the Company and its bank subsidiaries were in compliance with these minimum capital requirements. For more information about the regulatory capital levels of the Company and its bank subsidiaries, see "Management's Discussion of Financial Condition and Results of
Operations -- Capital" and Note 11 -- Stockholders' Equity as contained in the "Notes to Consolidated Financial Statements."


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

FORWARD LOOKING STATEMENTS


     Certain statements in this Annual Report on Form 10-K/A constitute "forward-looking statements" within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of these safe harbor provisions. Forward-looking statements are identified by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and the business environment which could change at any time and which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There are inherent difficulties in predicting factors that may affect the accuracy of such statements. Potential risks and uncertainties that may affect the Company's operations, performance, development, and business results include the following:


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

(C) DIVIDENDS


     The Company has not declared or paid any cash dividends on its common stock during the two most recent fiscal years. The Company currently plans to reinvest earnings to support continued growth but will periodically consider whether to pay cash dividends in the future. Restrictions on the Company's ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed elsewhere in this Annual Report on Form 10-K/A. See, "Business -- Supervision and Regulation -- Dividend Restrictions; -- Restrictions on Affiliate Transactions." See also Note 11 to the Company's December 31, 1998 audited financial statements contained in Item 8 of this Form 10-K/A.


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


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                1998        1997       1996       1995       1994
                                                ----        ----       ----       ----       ----
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income -- (TE)....................  $   81,983   $ 56,862   $ 36,957   $ 23,856   $ 13,661
Interest expense...........................      42,185     30,461     18,972     11,896      5,997
                                             ----------   --------   --------   --------   --------
Net interest income -- (TE)................      39,798     26,401     17,985     11,960      7,664
Tax equivalent adjustment..................        (918)      (616)      (261)      (144)      (112)
                                             ----------   --------   --------   --------   --------
Net interest income........................      38,880     25,785     17,724     11,816      7,552
Provision for loan loss....................       4,733      3,992      2,044        977        376
                                             ----------   --------   --------   --------   --------
Net interest income after provision for
  loan loss................................      34,147     21,793     15,680     10,839      7,176
Noninterest income.........................       5,907      3,397      2,753      1,677        913
Noninterest expense........................      26,890     17,378     12,959      8,931      6,245
                                             ----------   --------   --------   --------   --------
Income before income taxes.................      13,164      7,812      5,474      3,585      1,844
Income tax expense.........................       4,510      2,537      1,901      1,261        574
                                             ----------   --------   --------   --------   --------
Net Income.................................  $    8,654   $  5,275   $  3,573   $  2,324   $  1,270
                                             ==========   ========   ========   ========   ========
PER SHARE DATA(1)
Earnings per share -- Basic................  $    86.15   $  71.62   $  60.91   $  50.56   $  36.32
Earnings per share -- Diluted..............       85.41      71.08      60.35      50.04      35.73
Cash dividends.............................          --         --         --         --         --
Book value per share at end of year........    1,344.77   1,110.18     863.99     730.87     547.33
SELECTED ACTUAL YEAR-END BALANCES
Total assets...............................  $1,186,523   $807,323   $550,578   $354,796   $228,745
Earning assets.............................   1,147,995    777,444    519,518    334,197    214,339
Securities available for sale..............     114,545     54,347     29,004     27,214      5,781
Securities held to maturity................     101,739    106,589     83,163     45,049     43,082
Gross loans................................     916,952    614,760    407,369    259,834    156,621
Allowance for loan loss....................     (10,657)    (6,692)    (4,058)    (2,458)    (1,539)
Total deposits.............................   1,011,033    682,830    467,942    302,782    202,276
Borrowings.................................      23,255     18,320     21,561      6,981      1,500
Stockholders' equity.......................     144,096    100,732     58,232     42,677     23,743
SELECTED AVERAGE BALANCES
Total assets...............................  $  986,183   $677,928   $440,160   $283,478   $182,750
Earning assets.............................     950,344    650,376    420,927    268,142    171,561
Total securities...........................     189,378    147,142     91,022     64,123     41,686
Gross loans................................     746,319    492,847    324,600    197,145    125,450
Allowance for loan loss....................      (8,699)    (5,543)    (3,333)    (2,054)    (1,377)
Total deposits.............................     827,705    592,952    382,893    249,115    161,715
Borrowings.................................      26,101     10,904      8,395      4,971      2,981
Stockholders' equity.......................     126,082     69,185     44,523     26,963     15,643


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                1998        1997       1996       1995       1994
                                                ----        ----       ----       ----       ----
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
RATIOS
Average loans to average deposits..........       90.17%     83.12%     84.78%     79.14%     77.57%
Return on average assets...................        0.88       0.78       0.81       0.82       0.69
Return on average equity...................        6.86       7.62       8.02       8.62       8.12
Leverage capital ratio.....................       12.57      12.36      10.90      11.90       9.60
Efficiency ratio(2)........................       59.28      58.59      63.05      67.06      73.65
Net interest margin........................        4.19       4.06       4.27       4.46       4.33
Allowance for loan loss to year-end
  loans....................................        1.16       1.09       1.00       0.95       0.98
Allowance for loan loss to non-performing
  loans....................................      265.89     363.50     169.44     273.72     555.60
Non-performing loans to total loans........        0.44       0.30       0.59       0.35       0.18
Net loan charge-offs to average loans......        0.10       0.31       0.14       0.03       0.21
Total risk-based capital ratio.............       14.61      15.50      13.71        N/A        N/A
Average equity to average assets...........       12.78      10.21      10.12       9.51       8.56
OTHER DATA
Number of employees (FTE)..................         421        316        251        177        129
Number of banking facilities...............          30         24         18         12          8
Shares outstanding at end of year..........     107,153     90,735     67,399     58,392     43,380
Weighted average shares outstanding
  Basic(1).................................     100,451     73,658     58,660     45,968     34,952
Weighted average shares outstanding
  Diluted(1)...............................     101,315     74,222     59,201     46,446     35,532


-------------------------
(1) Data has been adjusted where applicable to show effect of a five for one stock split in 1995.

(2) Efficiency ratio is noninterest expense divided by the sum of net interest income (TE) and noninterest income excluding gains and losses on securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Following is a discussion and analysis of the Company's consolidated financial condition as of December 31, 1998 and 1997 and its results of operations for the three years ended December 31, 1998. References in the discussion below to the "Company" include the Company's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and footnotes contained in Item 8 of this Form 10-K/A. All dollar amounts are rounded.


INTRODUCTION AND OVERVIEW


     The Company had net income of $8.7 million in 1998, as compared to $5.3 million in 1997 and $3.6 million in 1996, which represented an increase of 64.1% from 1997 to 1998 and 47.6% from 1996 to 1997. Total assets at December 31, 1998 were approximately $1.2 billion, which represented a 47.0% increase from total assets of $807.3 million at December 31, 1997. Total assets increased 46.6% during 1997, from $550.6 million at December 31, 1996.


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


                                                                           AS OF DECEMBER 31,
                                                             -----------------------------------------------
                                                             1998 VS. 1997    1997 VS. 1996    1996 VS. 1995
                                                             -------------    -------------    -------------
BALANCE SHEET ITEMS
Commercial real estate, construction, and commercial
  loans..................................................        58.16%           51.56%           65.88%
Total loans -- gross.....................................        49.16            50.91            56.78
Total assets.............................................        46.97            46.63            55.18
Total deposits...........................................        48.07            45.92            54.55



                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                             1998 VS. 1997    1997 VS. 1996    1996 VS. 1995
                                                             -------------    -------------    -------------
INCOME STATEMENT ITEMS
Net interest income after provision (TE).................        56.48%           40.57%           45.14%
Noninterest income.......................................        73.89            23.39            64.16
Noninterest expense......................................        54.74            34.10            45.10
Net income...............................................        64.06            47.64            53.74
Diluted earnings per share...............................        20.16            17.78            20.60


RESULTS OF OPERATIONS


     NET INCOME. The Company had net income of $8.7 million in 1998, $5.3 million in 1997 and $3.6 million in 1996, an increase of 64.1% from 1997 to 1998 and 47.6% from 1996 to 1997. The increases in net income for these periods were primarily a result of an increase in average earning assets and the corresponding net interest income earned on these earning assets, offset in part by increases in noninterest expenses, the provision for loan loss and income tax expense.


     Diluted earnings per share of the Company's common stock were $85.41 in 1998, $71.08 in 1997 and $60.35 in 1996, representing an increase of 20.2% from 1997 to 1998 and 17.8% from 1996 to 1997. Growth in earnings per share has been less than the growth in net income primarily due to an increase in the number of shares outstanding as a result of the Company's issuance of additional shares of common stock in private placement offerings during each of these periods.


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

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                1998                            1997                            1996
                                    -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE               AVERAGE
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
                                    -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
INTEREST EARNING ASSETS (TE)
Securities
  Taxable.........................  $163,285   $ 9,930     6.08%    $128,130   $ 7,692      6.00%   $ 80,308   $ 4,741      5.90%
  Tax-exempt......................    26,093     2,091     8.01       19,012     1,376      7.24      10,714       685      6.39
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
  Total Securities................   189,378    12,021     6.35      147,142     9,068      6.16      91,022     5,426      5.96
Loans(1)
  Commercial and agricultural.....   676,153    63,237     9.35      439,478    42,331      9.63     284,912    27,641      9.70
  Real estate.....................    47,072     4,034     8.57       33,513     3,072      9.17      23,478     2,158      9.19
  Installment and other
    consumer......................    23,094     1,990     8.62       19,856     1,811      9.12      16,210     1,473      9.09
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
    Total loans...................   746,319    69,261     9.28      492,847    47,214      9.58     324,600    31,272      9.63
Federal funds sold................    14,647       701     4.79       10,307       573      5.56       5,305       259      4.88
Other.............................        --        --       --           80         7      8.75          --        --        --
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
TOTAL EARNING ASSETS (TE).........   950,344   $81,983     8.63%     650,376   $56,862      8.74%    420,927   $36,957      8.78%
                                               =======     ====                =======     =====               =======     =====
NONINTEREST EARNING ASSETS
Cash and due from banks...........    13,235                          10,701                           9,690
Premises and equipment............    14,250                          10,626                           8,241
Allowance for loan loss...........    (8,699)                         (5,543)                         (3,333)
Accrued interest and other
  assets..........................    17,053                          11,768                           4,635
                                    --------                        --------                        --------
Total Noninterest Earning
  Assets..........................    35,839                          27,552                          19,233
TOTAL ASSETS......................  $986,183                        $677,928                        $440,160
                                    ========                        ========                        ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY INTEREST BEARING
  LIABILITIES
Deposits
  Interest bearing demand
    deposits......................  $ 31,550   $   859     2.72%    $ 27,503   $   638      2.32%   $ 18,213   $   413      2.27%
  Money market....................    62,746     2,871     4.58       38,091     1,588      4.17      30,177     1,155      3.83
  Other savings deposits..........    27,865       784     2.81       16,914       642      3.80      13,400       467      3.48
  Time deposits of $100,000 or
    more..........................  169,216..    9,442     5.58      106,214     5,728      5.39      69,030     3,086      4.47
  Other time deposits.............   473,684    26,866     5.67      361,329    21,150      5.85     222,451    13,263      5.96
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
TOTAL INTEREST BEARING DEPOSITS...   765,061    40,822     5.34      550,051    29,746      5.41     353,271    18,384      5.20
Federal funds purchased...........     2,227       104     4.67          490        31      6.33         378        26      6.88
Repurchase agreement
  outstanding.....................     4,009       205     5.11        2,070       133      6.43       1,594       110      6.90
Treasury, tax and loan note.......       190         6     3.16          273         9      3.30         210         7      3.33
Borrowings -- short term..........     2,224       162     7.28        6,009       419      6.97       6,214       446      7.18
Borrowings -- long term...........    17,451       886     5.08        2,062       123      5.97          --        --        --
                                    --------   -------     ----     --------   -------     -----    --------   -------     -----
Total borrowed funds..............    26,101     1,363     5.22       10,904       715      6.56       8,395       588      7.00
TOTAL INTEREST BEARING
  LIABILITIES.....................   791,162   $42,185     5.33%     560,955   $30,461      5.43%    361,666   $18,972      5.24%
                                               =======     ====                =======     =====               =======     =====
NONINTEREST BEARING LIABILITIES
Noninterest bearing demand
  deposits........................    62,644                          42,901                          29,622
Accrued interest and other
  liabilities.....................     6,295                           4,887                           4,349
SHAREHOLDERS' EQUITY..............   126,082                          69,185                          44,523
                                    --------                        --------                        --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY............  $986,183                        $677,928                        $440,160
                                    ========                        ========                        ========
NET INTEREST INCOME (TE) AND
  INTEREST RATE SPREAD(2).........             $39,798     3.29%               $26,401      3.31%              $17,985      3.54%
                                               =======     ====                =======     =====               =======     =====
NET INTEREST MARGIN(3)............                         4.19%                            4.06%                           4.27%
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

NONINTEREST INCOME AND EXPENSE

     The following table sets forth the components of noninterest income and expense from 1996 through 1998 and the percentage changes between years.


                                     YEARS ENDED DECEMBER 31,             1998 VS 1997           1997 VS 1996
                                 ---------------------------------      -----------------      -----------------
                                  1998         1997         1996        AMOUNT    PERCENT      AMOUNT    PERCENT
                                  ----         ----         ----        ------    -------      ------    -------
                                                             (DOLLARS IN THOUSANDS)
NONINTEREST INCOME
Trust........................    $   376      $   248      $   269      $  128     51.61%      $  (21)   (7.81)%
Deposit service charges......      1,401          983          700         418     42.52          283     40.43
Loan fees....................      3,234        1,700        1,161       1,534     90.24          539     46.43
Other service fees...........        453          240          174         213     88.75           66     37.93
Securities gains, net........        344          136          183         208    152.94          (47)   (25.68)
Gain on sale of loans........         10           45          194         (35)   (77.78)        (149)   (76.80)
Other........................         89           45           72          44     97.78          (27)   (37.50)
                                 -------      -------      -------      ------    ------       ------    ------
TOTAL NONINTEREST INCOME.....    $ 5,907      $ 3,397      $ 2,753      $2,510     73.89%      $  644     23.39%
                                 =======      =======      =======      ======    ======       ======    ======
NONINTEREST EXPENSE
Salaries and employee
  benefits...................    $17,114      $10,193      $ 7,529      $6,921     67.90%      $2,664     35.38%
Equipment....................      2,395        1,615        1,161         780     48.30          454     39.10
Occupancy and premises.......      1,822        1,328          893         494     37.20          435     48.71
Advertising/marketing........        705          954          843        (249)   (26.10)         111     13.17
Professional services........        742          585          492         157     26.84           93     18.90
Supplies.....................        499          372          342         127     34.14           30      8.77
Mailing and delivery.........        436          366          296          70     19.13           70     23.65
Travel, meals, and
  seminars...................        581          548          255          33      6.02          293    114.90
Amortization of
  intangibles................        345          270          238          75     27.78           32     13.45
Other expenses...............      2,251        1,147          910       1,104     96.25          237     26.04
                                 -------      -------      -------      ------    ------       ------    ------
TOTAL NONINTEREST EXPENSE....    $26,890      $17,378      $12,959      $9,512     54.74%      $4,419     34.10%
                                 =======      =======      =======      ======    ======       ======    ======
Efficiency ratio(1)..........      59.28%       58.59%       63.05%
Noninterest expense to
  average assets.............       2.73%        2.56%        2.94%


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


     NONINTEREST EXPENSE. Total noninterest expense increased $9.5 million, or 54.7%, to $26.9 million in 1998 from $17.4 million in 1997. The 1997 noninterest expense amount represented an increase of $4.4 million, or 34.1%, over noninterest expenses of $13.0 million in 1996. The increase in noninterest expense was primarily attributable to increased salaries and employee benefits expense and, to a lesser extent, increased equipment and occupancy and premises expenses, as a result of internal growth and the addition of six new banking facilities in 1998 and six new banking facilities in 1997. Salary and employee benefits expense, as a percentage of total noninterest expense, was 63.6% in 1998, 58.7% in 1997, and 58.1% in 1996.



     Salary and employee benefits expense was $17.1 million in 1998, as compared to $10.2 million in 1997, an increase of 67.9%. Salary and employee benefits expense in 1997 also increased from $7.5 million in 1996, an increase of 35.4%. The increase in salaries and benefits is the result of a number of factors, including; the hiring of personnel to staff the new facilities, the hiring of additional management personnel, increases in the salaries of existing personnel, increased commissions paid to mortgage originators due to the increased volume of mortgage originations, and increased bonus expense as a result of performance measures being met in 1998. In addition, the Company recognized $1.5 million in non-cash compensation expense during 1998 as a result of the extension, in February 1998, of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. As a result of the Company's growth, the total number of its full-time equivalent employees increased to 421 at December 31, 1998 from 316 at December 31, 1997 and 251 at December 31, 1996 representing a 33.2% increase in 1998 and a 25.9% increase in 1997.


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


     The increases in equipment expense, net occupancy expenses and other noninterest expenses were primarily due to the initial and ongoing expenses incurred in connection with the acquisition of a new bank and the opening of additional branch facilities in 1997 and 1998. The Company's efficiency ratio was 59.3% in 1998, 58.6% in 1997 and 63.1% in 1996. The efficiency ratio is calculated by dividing noninterest expense by the sum of (1) net interest income, on a fully tax equivalent basis, and (2) other noninterest income, excluding securities gains and losses. Total noninterest expense as a percentage of average total assets was 2.7% in 1998, 2.6% in 1997 and 2.9% in 1996.


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

FINANCIAL CONDITION

OVERVIEW


     The Company's total assets increased $379.2 million, or 47.0%, at December 31, 1998 from $807.3 million at December 31, 1997. The increase in 1998 was primarily attributable to internal growth, reflected in the opening of one de novo bank and four de novo branch facilities, and the acquisition of one existing branch facility. Asset growth occurred primarily in loans and securities which increased $301.4 and $55.3 million, respectively, funded with increases in deposits of $328.2 million and in equity of $43.4 million. The Company's ratio of shareholders' equity to total assets was 12.1% at December 31, 1998 compared to 12.5% at December 31, 1997. The increase in equity of $43.4 million, or 43.0%, was mostly due to a private placement of common stock in 1998 that raised $32.6 million and to 1998 net income of $8.7 million.


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

                                                            AT DECEMBER 31,
                               --------------------------------------------------------------------------
                                     1998                  1997                  1996              1995
                               ----------------      ----------------      ----------------      --------
                                                         (DOLLARS IN THOUSANDS)
Commercial...................  $273,331    29.8%     $197,462    32.1%     $148,433    36.4%     $107,895
Agricultural.................     8,283     0.9         9,558     1.6         7,499     1.8         5,772
Real estate
  1-4 Family.................    52,348     5.7        59,217     9.6        41,826    10.3        32,252
  Commercial.................   428,252    46.7       263,450    42.9       161,363    39.6        78,198
  Construction...............   117,703    12.8        52,791     8.6        27,953     6.9        16,264
Consumer.....................    17,652     1.9        17,097     2.8        12,821     3.1        10,972
Credit card loans............     1,454     0.2         1,592     0.3         1,187     0.3           702
Other........................    17,929     2.0        13,593     2.1         6,287     1.6         7,779
                               --------   -----      --------   -----      --------   -----      --------
Gross Loans..................   916,952   100.0%      614,760   100.0%      407,369   100.0%      259,834
                                          =====                 =====                 =====
Deferred loan fees(1)........    (1,241)                 (430)                  (18)                   --
Allowance for loan loss......   (10,657)               (6,692)               (4,058)               (2,458)
                               --------              --------              --------              --------
Net loans....................  $905,054              $607,638              $403,293              $257,376
                               ========              ========              ========              ========

                                     AT DECEMBER 31,
                               ---------------------------
                               1995             1994
                               -----      ----------------
                                 (DOLLARS IN THOUSANDS)
Commercial...................   41.5%     $ 57,036    36.4%
Agricultural.................    2.2         4,397     2.8
Real estate
  1-4 Family.................   12.4        23,916    15.3
  Commercial.................   30.1        56,066    35.8
  Construction...............    6.3        10,496     6.7
Consumer.....................    4.2         2,783     1.8
Credit card loans............    0.3           179     0.1
Other........................    3.0         1,748     1.1
                               -----      --------   -----
Gross Loans..................  100.0%      156,621   100.0%
                               =====                 =====
Deferred loan fees(1)........                   --
Allowance for loan loss......               (1,539)
                                          --------
Net loans....................             $155,082
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


     The risk-based capital information of the Company at December 31, 1998, 1997 and 1996 are contained in the following table. The capital levels of the Company, and the subsidiary banks are, and have been, substantially in excess of the required regulatory minimum during the periods indicated. The Company intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit the Company's subsidiary banks to meet the credit needs of medium-sized commercial borrowers. The risk-based capital ratios of the Company and its subsidiary banks are included in Note 11 to the Company's December 31, 1998 audited financial statements contained in Item 8 of this Form 10-K/A.



                                                                         AT DECEMBER 31,
                                                                ----------------------------------
                                                                   1998         1997        1996
                                                                   ----         ----        ----
                                                                      (DOLLARS IN THOUSANDS)
                                                                    AMOUNT      AMOUNT      AMOUNT
                                                                ----------    --------    --------
RISK WEIGHTED ASSETS........................................    $1,028,322    $669,975    $439,096
                                                                ==========    ========    ========
AVERAGE ASSETS(1)...........................................    $1,110,753    $786,470    $515,332
                                                                ==========    ========    ========
CAPITAL COMPONENTS
  Stockholders' equity......................................    $  144,096    $100,732    $ 58,232
  Less: disallowed intangibles..............................        (3,724)     (3,340)     (2,155)
  Add/less: Unrealized loss/(gain) on securities............          (775)       (221)         71
                                                                ----------    --------    --------
TIER 1 CAPITAL..............................................    $  139,597    $ 97,171    $ 56,148
  Allowable allowance for loan loss.........................        10,657       6,692       4,058
                                                                ----------    --------    --------
TOTAL RISK BASED CAPITAL....................................    $  150,254    $103,863    $ 60,206
                                                                ==========    ========    ========


-------------------------
(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill, other intangibles and unrealized gain/loss on available for sale securities).


     The Company's primary source of capital has been the issuance of additional common stock. The issuance of common stock, through private placement offerings, provided $32.6 million, $36.4 million and $12.2 million in additional capital in 1998, 1997 and 1996, respectively. Retained earnings were the second largest source of additional capital for the Company, and provided $8.7 million, $5.3 million and $3.6 million of additional capital in 1998, 1997 and 1996, respectively.


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


                                    0-3         4-6         7-12        1-5        OVER 5
                                   MONTHS      MONTHS      MONTHS      YEARS       YEARS        TOTAL
                                   ------      ------      ------      -----       ------       -----
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998
Interest earning assets:
  Loans.........................  $534,574    $ 50,182    $104,332    $223,165    $ 12,358    $  924,611
  Securities....................    11,917       6,889      21,701     132,689      43,086       216,282
  Federal funds sold and
     interest-bearing
     accounts...................     7,100          --          --          --          --         7,100
                                  --------    --------    --------    --------    --------    ----------
TOTAL INTEREST EARNING ASSETS...   553,591      57,071     126,033     355,854      55,444     1,147,993
                                  --------    --------    --------    --------    --------    ----------
Interest bearing liabilities:
  Time deposits.................   316,921     134,282     207,366     123,731         112       782,412
  Savings and interest bearing
     demand deposits............   148,341          --          --          --          --       148,341
  Federal funds purchased.......       100          --          --          --          --           100
  Securities sold under
     agreements to repurchase...       856         591         910         515          --         2,872
  Other borrowings..............       283          --       3,000       2,000      15,000        20,283
                                  --------    --------    --------    --------    --------    ----------
TOTAL INTEREST BEARING
  LIABILITIES...................   466,501     134,873     211,276     126,246      15,112       954,008
                                  --------    --------    --------    --------    --------    ----------
Interest sensitivity GAP (by
  period).......................    87,090     (77,802)    (85,243)    229,608      40,332       193,985
Interest sensitivity GAP
  (cumulative)..................    87,090       9,288     (75,955)    153,653     193,985       193,985


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


                                                                      BASIS POINT CHANGES
                                                               ----------------------------------
                                                               +200      -200     +100      -100
                                                               ----      ----     ----      ----
DECEMBER 31, 1997:
Net Interest income change over one year...................    1.19%    -2.46%    0.59%    -1.21%
DECEMBER 31, 1998:
Net Interest income change over one year...................    1.48%    -4.03%    0.88%    -1.95%


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


     These 1998 consolidated financial statements have been restated as described in Note 1.


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

                                          /s/ STRIEGEL KNOBLOCH & COMPANY LLC

Bloomington, Illinois
February 23, 1998

                         CENTRAL ILLINOIS BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998            1997
                                                                 ----            ----
                                                                   (IN THOUSANDS)
ASSETS:
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   14,980       $  9,774
  Federal Funds Sold........................................       7,100             --
                                                              ----------       --------
       Total Cash and Cash Equivalents......................      22,080          9,774
                                                              ----------       --------
Loans -- Held for Sale......................................       8,900          1,898
Securities:
  Available for Sale, at fair value.........................     114,545         54,347
  Held to Maturity (approximate fair value of $103,540 and
     $107,282, respectively)................................     101,739        106,589
                                                              ----------       --------
       Total Securities.....................................     216,284        160,936
                                                              ----------       --------
Loans.......................................................     915,711        614,330
  Less: Allowance for Loan Loss.............................     (10,657)        (6,692)
                                                              ----------       --------
Net Loans...................................................     905,054        607,638
                                                              ----------       --------
Premises and Equipment, net.................................      15,524         12,607
Accrued Interest Receivable.................................       8,839          7,281
Deferred Income Taxes.......................................       4,253          2,293
Goodwill and Core Deposit Intangibles, net..................       3,727          3,336
Foreclosed Properties.......................................          --            281
Other Assets................................................       1,862          1,279
                                                              ----------       --------
       Total Assets.........................................  $1,186,523       $807,323
                                                              ==========       ========
LIABILITIES:
Deposits:
  Non-Interest Bearing Demand...............................  $   80,280       $ 54,474
  Interest Bearing Demand...................................      40,036         31,875
  Savings...................................................     108,305         64,812
  Time......................................................     782,412        531,669
                                                              ----------       --------
       Total Deposits.......................................   1,011,033        682,830
                                                              ----------       --------
Short-term Borrowings.......................................       3,255         16,170
Accrued Interest Payable....................................       4,880          3,237
Accrued Income Taxes........................................         921            233
Other Liabilities...........................................       2,338          1,971
Long-term Borrowings........................................      20,000          2,150
                                                              ----------       --------
       Total Liabilities....................................   1,042,427        706,591
                                                              ----------       --------
Commitments and Contingencies (notes 7, 12, 13 and 18)
STOCKHOLDERS' EQUITY:
Common Stock, par value $1; 50,000,000 Shares
  Authorized, 107,153 and 90,735 Shares Issued and
     Outstanding, respectively..............................         107             91
Capital Surplus.............................................     120,381         86,241
Retained Earnings...........................................      22,833         14,179
Accumulated Other Comprehensive Income......................         775            221
                                                              ----------       --------
       Total Stockholders' Equity...........................     144,096        100,732
                                                              ----------       --------
       Total Liabilities and Stockholders' Equity...........  $1,186,523       $807,323
                                                              ==========       ========


          See accompanying Notes to Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                 ----       ----       ----
                                                                    (IN THOUSANDS, EXCEPT
                                                                         SHARE DATA)
INTEREST AND DIVIDEND INCOME:
Loans.......................................................    $68,596    $46,942    $31,196
Loans Held For Sale.........................................        479        124         48
Securities:
  Taxable...................................................      9,736      7,519      4,589
  Tax-exempt................................................      1,359        908        452
  Dividends.................................................        194        180        152
Federal Funds Sold..........................................        701        573        259
                                                                -------    -------    -------
       Total Interest and Dividend Income...................     81,065     56,246     36,696
                                                                -------    -------    -------
INTEREST EXPENSE:
Deposits....................................................     40,822     29,746     18,384
Short-term Borrowings.......................................        309        180        209
Long-term Borrowings........................................      1,054        535        379
                                                                -------    -------    -------
       Total Interest Expense...............................     42,185     30,461     18,972
                                                                -------    -------    -------
Net Interest Income.........................................     38,880     25,785     17,724
Provision for Loan Loss.....................................      4,733      3,992      2,044
                                                                -------    -------    -------
       Net Interest Income After Provision for Loan Loss....     34,147     21,793     15,680
                                                                -------    -------    -------
NONINTEREST INCOME:
Loan Fees...................................................      3,234      1,700      1,161
Deposit Service Charges.....................................      1,401        983        700
Other Service Fees..........................................        453        240        174
Trust.......................................................        376        248        269
Other.......................................................         99         90        266
Securities Gains, net.......................................        344        136        183
                                                                -------    -------    -------
       Total Noninterest Income.............................      5,907      3,397      2,753
                                                                -------    -------    -------
NONINTEREST EXPENSE:
Salaries and Employee Benefits..............................     17,114     10,193      7,529
Equipment...................................................      2,395      1,615      1,161
Occupancy and Premises......................................      1,822      1,328        893
Professional Services.......................................        742        585        492
Advertising/Marketing.......................................        705        954        843
Amortization of Intangibles.................................        345        270        238
Other.......................................................      3,767      2,433      1,803
                                                                -------    -------    -------
       Total Noninterest Expense............................     26,890     17,378     12,959
                                                                -------    -------    -------
Income Before Income Taxes..................................     13,164      7,812      5,474
Income Tax Expense..........................................      4,510      2,537      1,901
                                                                -------    -------    -------
       Net Income...........................................    $ 8,654    $ 5,275    $ 3,573
                                                                =======    =======    =======
EARNINGS PER SHARE:
Basic.......................................................    $ 86.15    $ 71.62    $ 60.91
Diluted.....................................................      85.41      71.08      60.35
Weighted Average Shares -- Basic............................    100,451     73,658     58,660
Weighted Average Shares -- Diluted..........................    101,315     74,222     59,201


          See accompanying Notes to Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK                               ACCUMULATED
                                       ----------------                                OTHER
                                                   PAR     CAPITAL     RETAINED    COMPREHENSIVE
                                       SHARES     VALUE    SURPLUS     EARNINGS       INCOME         TOTAL
                                       ------     -----    -------     --------    -------------     -----
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1995.........     58,392    $ 58     $ 37,163    $ 5,331         $ 124        $ 42,676
Comprehensive Income:
  Net Income.......................                                      3,573                         3,573
  Other Comprehensive Income:
     Unrealized Securities Holding
       Losses Arising During the
       Year........................                                                     (126)           (126)
     Reclassification Adjustment
       for Gains -- Included in Net
       Income......................                                                     (183)           (183)
     Income Tax Effect.............                                                      114             114
                                                                       -------         -----        --------
                                                                         3,573          (195)          3,378
                                                                       -------         -----        --------
Capital Issuance...................      9,007       9       12,169                                   12,178
                                       -------    ----     --------    -------         -----        --------
BALANCE, DECEMBER 31, 1996.........     67,399    $ 67     $ 49,332    $ 8,904         $ (71)       $ 58,232
                                       =======    ====     ========    =======         =====        ========
Comprehensive Income:
  Net Income.......................                                      5,275                         5,275
  Other Comprehensive Income:
     Unrealized Securities Holding
       Gains Arising During the
       Year........................                                                      598             598
     Reclassification Adjustment
       for Gains Included in Net
       Income......................                                                     (136)           (136)
     Income Tax Effect.............                                                     (170)           (170)
                                                                       -------         -----        --------
                                                                         5,275           292           5,567
                                                                       -------         -----        --------
Capital Issuance...................     22,813      23       36,379                                   36,402
Exercise of Stock Options..........        523       1          530                                      531
                                       -------    ----     --------    -------         -----        --------
BALANCE, DECEMBER 31, 1997.........     90,735    $ 91     $ 86,241    $14,179         $ 221        $100,732
                                       =======    ====     ========    =======         =====        ========
Comprehensive Income:
  Net Income.......................                                      8,654                         8,654
  Other Comprehensive Income:
     Unrealized Securities Holding
       Gains Arising During the
       Year........................                                                    1,239           1,239
     Reclassification Adjustment
       for Gains Included in Net
       Income......................                                                     (344)           (344)
     Income Tax Effect.............                                                     (341)           (341)
                                                                       -------         -----        --------
                                                                         8,654           554           9,208
                                                                       -------         -----        --------
Capital Issuance...................     16,320      16       32,583                                   32,599
Non-Cash Compensation..............                           1,459                                    1,459
Exercise of Stock Options..........         98                   98                                       98
                                       -------    ----     --------    -------         -----        --------
BALANCE, DECEMBER 31, 1998.........    107,153    $107     $120,381    $22,833         $ 775        $144,096
                                       =======    ====     ========    =======         =====        ========


          See accompanying Notes to Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                  1998           1997           1996
                                                                  ----           ----           ----
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................    $   8,654      $   5,275      $   3,573
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization.............................        2,213          1,596          1,268
  Non-Cash Compensation.....................................        1,459             --             --
  Provision for Loan loss...................................        4,733          3,992          2,044
  Originations of Loans Held for Sale.......................     (233,757)      (121,604)       (89,928)
  Proceeds from Sale of Loans Held for Sale.................      226,755        119,706         89,255
  Deferred Tax Benefits.....................................       (1,653)        (1,129)          (579)
  Gains on Sales of Assets..................................         (369)          (136)          (206)
  Increase in Interest Receivable and Other Assets..........       (2,141)        (2,905)        (1,997)
  Increase in Interest Payable and Other Liabilities........        2,010          2,548            950
                                                                ---------      ---------      ---------
         Net Cash Provided by Operating Activities..........        7,904          7,343          4,380
                                                                ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of Securities Available for Sale.................       26,677         12,748          5,006
Maturities of Securities Held to Maturity...................       37,422         17,686         12,055
Purchase of Securities Available for Sale...................      (87,545)       (39,405)       (20,485)
Purchase of Securities Held to Maturity.....................      (35,452)       (44,464)       (43,022)
Proceeds from Sales of Securities Available for Sale........       14,604         11,568         12,935
Proceeds from Sales of Mortgage-Backed Securities Available
  for Sale..................................................           --            465             --
Repayments of Mortgage-Backed Securities Held to Maturity...        5,768          4,239          2,871
Repayments of Mortgage-Backed Securities Available for
  Sale......................................................        2,899            731          1,585
Purchase of Mortgage-Backed Securities Available for Sale...      (15,835)            --         (1,010)
Purchase of Mortgage-Backed Securities Held to Maturity.....       (2,888)          (983)       (10,202)
Net Increase in Loans.......................................     (302,139)      (186,600)      (147,206)
Net Proceeds from Sale of Repossessed Property..............          295             --             74
Proceeds from Sale of Fixed Assets..........................           24              7              6
Capital Expenditures........................................       (4,508)        (3,799)        (3,747)
Purchase of Branch Assets and Deposits, net.................         (795)            --             --
Bank Acquisition, Net of Cash Acquired......................           --         (5,987)            --
                                                                ---------      ---------      ---------
         Net Cash Used in Investing Activities..............     (361,473)      (233,794)      (191,140)
                                                                ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Deposits....................................      328,203        186,330        165,159
Proceeds from Long-term Borrowings..........................       20,000         14,000          6,650
Repayments of Long-term Borrowings..........................       (2,150)       (16,169)        (2,000)
Proceeds from Capital Transactions..........................       32,737         36,699         12,201
Net Increase in Short-term Borrowings.......................      (12,915)        (1,072)        13,431
                                                                ---------      ---------      ---------
         Net Cash Provided by Financing Activities..........      365,875        219,788        195,441
                                                                ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents........       12,306         (6,663)         8,681
Cash and Cash Equivalents, Beginning of Year................        9,774         16,437          7,756
                                                                ---------      ---------      ---------
Cash and Cash Equivalents, End of Year......................    $  22,080      $   9,774      $  16,437
                                                                =========      =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................    $  40,543      $  29,598      $  18,152
  Income taxes..............................................        6,278          3,315          2,602


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


RESTATEMENT AND RECLASSIFICATIONS



     The Company restated its financial statements as of and for the year ended December 31, 1998 from those previously issued. The restatement was made to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. As a result of this restatement, which is reflected in the accompanying financial statements, salaries and employee benefits expense increased by $1,459 and net income decreased by $881 from the amounts previously reported. Basic and diluted earnings per share were reduced by $8.82 and $8.37, respectively, from the amounts previously reported.



     Reclassifications have been made to certain balances as of and for the years ended December 31, 1997 and 1996, to be consistent with classifications adopted for 1998.


CASH FLOWS

     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption "Cash and Due from Banks" and "Federal Funds Sold."

GOODWILL AND OTHER IDENTIFIED INTANGIBLES

     Intangible assets are amortized using the straight-line method over the estimated remaining benefit periods which approximates 15 years for goodwill and 8 years for core deposit intangibles. The Company

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED reviews goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adjustments, if any, would be recorded as a loss in the statement of income in the period in which the asset is determined to be impaired.

PREMISES AND EQUIPMENT

     Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed principally using the straight-line method. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized. Leasehold improvements included in premises and equipment are amortized over the shorter of the useful life or the term of the lease.

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

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
LOANS -- HELD FOR SALE

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

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     Under APB No. 25, stock based compensation expense includes the excess, if any, of the market price of the stock at grant date or other measurement date, over the exercise price. This expense is recognized over the vesting period of the options. Certain stock options have an exercise price less than the market price at the measurement date; accordingly, compensation expense associated with those options is included in salaries and employee benefits expense with a corresponding increase in capital surplus.



     The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an increase in capital surplus.


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

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results in the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

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

     Because the Company currently has no derivative instruments as defined in SFAS 133, adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options based upon the treasury stock method.

NOTE 2 -- EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share:


                                                          1998       1997      1996
                                                          ----       ----      ----
Net income...........................................    $ 8,654    $5,275    $3,573
                                                         =======    ======    ======
Weighted average shares outstanding:
  Basic..............................................    100,451    73,658    58,660
                                                         =======    ======    ======
  Diluted............................................    101,315    74,222    59,201
                                                         =======    ======    ======
Earnings per share -- Basic..........................    $ 86.15    $71.62    $60.91
Effect of dilutive stock options outstanding.........      (0.74)     (.54)     (.56)
                                                         -------    ------    ------
Earning per share -- Diluted.........................    $ 85.41    $71.08    $60.35
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

                         CENTRAL ILLINOIS BANCORP, INC.

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
                                                        ========       ======         ===        ========

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 5 -- SECURITIES -- CONTINUED
     Securities Held to Maturity:

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
                                                        ========       ======         ===        ========

     Assets, principally securities, carried at approximately $60,081 and $48,393 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Approximate fair values of these assets were $60,867 and $48,553, at December 31, 1998 and 1997, respectively.

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
                                                             ========    ========

     The total recorded investment in impaired loans was $3,362 and $2,858 at December 31, 1998 and 1997, respectively. The allowance for loan loss related to these impaired loans was $770 and $68 at December 31, 1998 and 1997, respectively. Loans on non accrual status were $4,008 and $1,841 at December 31, 1998 and 1997, respectively. The average amount of investment in impaired loans during 1998, 1997 and 1996 was $3,109, $2,538 and $520. The income recorded on these loans in 1998, 1997 and 1996 was $182, $650 and $61.

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

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 6 -- LOANS AND ALLOWANCE FOR LOAN LOSS -- CONTINUED
     Certain directors of the Company and subsidiary banks, companies with which they are affiliated, and certain principal officers are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 1998 is as follows:

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
                                                               =======    =======

     Depreciation expense totaled $1,567, $1,142 and $808 for 1998, 1997 and 1996, respectively.

     The Company leases certain premises and equipment under noncancellable operating leases which expire at various dates. Such noncancellable operating leases also include options to renew. Following is a schedule

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 7 -- PREMISES AND EQUIPMENT, NET -- CONTINUED by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998:

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

     The Company has a $25,000 revolving line of credit from an unaffiliated commercial bank. There were no borrowings outstanding at December 31, 1998. The line of credit matures April 30, 1999, and bears interest at the London Interbank Offered Rate (LIBOR) + 2%. During 1998, the highest month-end and average

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 9 -- SHORT-TERM BORROWINGS -- CONTINUED monthly balances were both $6,100. The loan is subject to certain restrictive covenants and the Company believes it was in compliance with all such covenants at December 31, 1998.

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

     There are five capital categories defined in the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Classification of a subsidiary bank in any of the undercapitalized categories can result in certain mandatory and possible additional

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 11 -- STOCKHOLDERS' EQUITY -- CONTINUED discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

     At December 31, 1998, the most recent notification from the banks' primary regulators categorized all of the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the banks' category.

     The actual and required capital amounts and ratios are presented in the tables below: ("RWA" stands for Risk Weighted Assets)


                                                                                              TO BE WELL
                                                                      FOR CAPITAL         CAPITALIZED UNDER
                                                                        ADEQUACY          PROMPT CORRECTIVE
                                                  ACTUAL                PURPOSES          ACTION PROVISIONS
                                             -----------------      ----------------      ------------------
AS OF 12/31/98                                AMOUNT     RATIO      AMOUNT     RATIO       AMOUNT     RATIO
--------------                                ------     -----      ------     -----       ------     -----
Total Capital (to RWA)
  Consolidated.............................  $150,254    14.61%     $82,223    8.00%          N/A       N/A
  Central Illinois Bank....................    53,179    10.66       39,901    8.00       $49,876     10.00%
  CIB Bank.................................    45,855    11.34       32,349    8.00        40,436     10.00
  Marine Bank & Savings....................    19,045    20.26        7,519    8.00         9,399     10.00
  CIB Bank -- Indiana......................    13,234    44.61        2,374    8.00         2,967     10.00
Tier 1 Capital (to RWA)
  Consolidated.............................  $139,597    13.58%     $41,111    4.00%          N/A       N/A
  Central Illinois Bank....................    47,539     9.53       19,951    4.00       $29,926      6.00%
  CIB Bank.................................    41,876    10.36       16,174    4.00        24,262      6.00
  Marine Bank & Savings....................    18,329    19.50        3,760    4.00         5,639      6.00
  CIB Bank -- Indiana......................    12,912    43.52        1,187    4.00         1,780      6.00
Tier 1 Leverage (to Avg. Assets)
  Consolidated.............................  $139,597    12.57%     $44,408    4.00%          N/A       N/A
  Central Illinois Bank....................    47,539     8.20       23,179    4.00       $28,974      5.00%
  CIB Bank.................................    41,876    10.41       16,097    4.00        20,121      5.00
  Marine Bank & Savings....................    18,329    17.86        4,104    4.00         5,130      5.00
  CIB Bank -- Indiana......................    12,912    44.38        1,164    4.00         1,455      5.00

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 11 -- STOCKHOLDERS' EQUITY -- CONTINUED

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

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company and its subsidiaries are parties to legal actions which arise in the normal course of their business

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES -- CONTINUED activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

NOTE 14 -- STOCK OPTION PLANS


     The Company has nonqualified employee and director plans. At December 31, 1998 options to purchase 969 shares were available for future grant. The plans provide for the options to be exercisable over a ten year period beginning one year from the date of the grant, provided the participant has remained in the employ of the Company or its subsidiaries. Of the options available for future grant, 606 of the options were available under plans which stipulate that the option price per share may not be less than 125% of the fair market value of the common stock on the option grant date. The other 363 options were available under plans which stipulate that the price may not be less than 100% of fair market value on the option grant date.


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
                   =====================          =====              ====            ======           =====           ======


     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. In February 1998 the Company amended all of its previously adopted stock option plans to extend the exercise

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 14 -- STOCK OPTION PLANS -- CONTINUED

period of all then outstanding options from 5 to 10 years. All options granted under plans adopted since January 1, 1998 have been granted with 10-year expiration periods. The amendment of prior year plans resulted in a new measurement date for outstanding options granted under these plans. Compensation expense related to these plans, and recognized in 1998, was $1,459, of which $1,222 related to service for prior years. There was no compensation expense related to these plans recognized in 1997 or 1996. Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:



                                                             1998      1997      1996
                                                             ----      ----      ----
Net income...............................    As Reported    $8,654    $5,275    $3,573
                                             Pro Forma       9,250     5,240     3,538
Basic Earnings
 Per Share...............................    As Reported     86.15     71.62     60.91
                                             Pro Forma       92.09     71.14     60.31
Diluted Earnings
 Per Share...............................    As Reported     85.41     71.08     60.35
                                             Pro Forma       91.30     70.60     59.76



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

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 16 -- INCOME TAXES

     The Company and its subsidiaries file consolidated federal income tax returns. The provision for income taxes in the consolidated statements of income consisted of the following for the years ended December 31:


                                                         1998       1997       1996
                                                         ----       ----       ----
Current tax provision:
  Federal...........................................    $ 5,889    $ 3,295    $2,213
  State.............................................        908        371       267
Deferred............................................     (2,287)    (1,129)     (579)
                                                        -------    -------    ------
                                                        $ 4,510    $ 2,537    $1,901
                                                        =======    =======    ======



     A reconciliation of the income tax provision and income taxes which would have been provided at the federal statutory rate is as follows:



                                                          1998                1997                1996
                                                     --------------      --------------      --------------
                                                     AMOUNT     %        AMOUNT     %        AMOUNT     %
                                                     ------     -        ------     -        ------     -
Statutory tax rate...............................    $4,607    35.0%     $2,656    34.0%     $1,861    34.0%
Increase (reduction) in tax rate resulting from:
  State income taxes, net of Federal income tax
     benefit.....................................       304     2.3         245     3.1         176     3.2
  Tax exempt interest............................      (497)   (3.7)       (406)   (5.2)       (173)   (3.2)
  Other, net.....................................        96      .7          42      .6          37      .7
                                                     ------    ----      ------    ----      ------    ----
                                                     $4,510    34.3%     $2,537    32.5%     $1,901    34.7%
                                                     ======    ====      ======    ====      ======    ====


     The net deferred tax asset in the accompanying consolidated balance sheets consisted of the following:


                                                                 1998      1997
                                                                 ----      ----
Deferred tax assets:
  Net operating losses......................................    $  361    $  440
  Allowance for loan loss...................................     4,004     2,430
  Non-cash compensation.....................................       538        --
  Deferred loan fees and other..............................       583       212
                                                                ------    ------
Deferred tax assets before valuation allowance..............     5,486     3,082
  Valuation allowance.......................................      (130)     (186)
                                                                ------    ------
Net deferred tax assets.....................................     5,356     2,896
                                                                ------    ------
Deferred tax liabilities:
  Net unrealized appreciation in securities available for
     sale...................................................       476       135
  Depreciation..............................................       420       347
  Investments...............................................       108       121
  Other.....................................................        99        --
                                                                ------    ------
     Total deferred tax liabilities.........................     1,103       603
                                                                ------    ------
Net deferred tax asset......................................    $4,253    $2,293
                                                                ======    ======

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 16 -- INCOME TAXES -- CONTINUED


     The net change in the net deferred tax asset is as follows:



                                                                 1998      1997
                                                                 ----      ----
Deferred tax benefits included in provision.................    $2,287    $1,129
Deferred tax included in other comprehensive income.........      (341)     (170)
Reclassifications from current..............................        14       163
                                                                ------    ------
                                                                $1,960    $1,122
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

     On December 14, 1998, the Company entered into an agreement to purchase two banking offices in Arlington Heights and Mount Prospect, Illinois, and will assume deposits of $115,797. The net purchase price for premises and equipment and deposit premium will be $14,490. The transaction, which is expected to close on March 29, 1999, will be accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed in the amount of $8,925 will be amortized for up to 15 years using the straight-line method.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS

     The condensed financial statements of the parent company only, are presented as follows:

     Condensed Balance Sheets (Parent Only)


                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
Assets:
  Cash and Cash Equivalents.................................    $ 11,296    $  7,957
  Investment in Subsidiaries................................     129,323      86,508
  Loans.....................................................       3,372       6,434
  Premises and Equipment -- net.............................         212          95
  Other Assets..............................................         877         514
                                                                --------    --------
       Total Assets.........................................    $145,080    $101,508
                                                                ========    ========
Liabilities:
  Other Liabilities.........................................    $    984    $    776
                                                                --------    --------
Stockholders' Equity:
  Common Stock..............................................         107          91
  Capital Surplus...........................................     120,381      86,241
  Retained Earnings.........................................      22,833      14,179
  Accumulated Other Comprehensive Income....................         775         221
                                                                --------    --------
       Total Stockholders' Equity...........................     144,096     100,732
                                                                --------    --------
       Total Liabilities and Stockholders' Equity...........    $145,080    $101,508
                                                                ========    ========

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED
     Condensed Statements of Income (Parent Only)


                                                                      FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1998         1997        1996
                                                                 ----         ----        ----
Income:
  Interest and Dividend Income..............................    $   426      $  323      $   13
  Security Gains, net.......................................         --          --          67
  Management and Other Fees from Subsidiaries...............      3,064       1,461         967
  Other Income..............................................         30          21          21
                                                                -------      ------      ------
       Total Income.........................................      3,520       1,805       1,068
                                                                -------      ------      ------
Expense:
  Salaries and Employee Benefits............................      5,313       1,766       1,223
  Interest Expense..........................................         83         190          13
  Occupancy Expenses, net...................................        254         128          92
  Other Expense.............................................        666         460         359
                                                                -------      ------      ------
       Total Expense........................................      6,316       2,544       1,687
                                                                -------      ------      ------
Loss Before Income Taxes and Equity in Undistributed
  Earnings of Subsidiaries..................................     (2,796)       (739)       (619)
Income Tax Benefit..........................................        948         270         259
                                                                -------      ------      ------
Loss Before Equity in Undistributed Earnings of
  Subsidiaries..............................................     (1,848)       (469)       (360)
Equity in Undistributed Earnings of Subsidiaries............     10,502       5,744       3,933
                                                                -------      ------      ------
       Net Income...........................................    $ 8,654      $5,275      $3,573
                                                                =======      ======      ======

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED
     Condensed Statements of Cash Flows (Parent Only)


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
Cash Flows from Operating Activities:
  Net Income................................................    $  8,654    $  5,275    $  3,573
  Adjustments to Reconcile Net Income to Net Cash Provided
     by Operations:
     Equity in Undistributed Earnings of Subsidiaries.......     (10,502)     (5,744)     (3,933)
     Depreciation and Amortization..........................          26          20          11
     Non-Cash Compensation..................................       1,459          --          --
     Security Gains.........................................          --          --         (67)
  Changes in Assets and Liabilities:
     (Increase) Decrease in Other Assets....................        (403)       (184)        189
     Increase in Other Liabilities..........................         208         151          78
                                                                --------    --------    --------
          Net Cash Used In Operating Activities.............        (558)       (482)       (149)
                                                                --------    --------    --------
Cash Flows from Investing Activities:
  Sales of Securities Available for Sale....................          --          --       1,342
  Purchase of Securities Available for Sale.................          --          --      (1,289)
  Sales of Premise and Equipment............................          20          --         298
  Net (Increase) Decrease in Loans..........................       3,062      (6,434)         --
  Purchase of Premises and Equipment........................        (163)        (49)        (24)
  Net Increase in Investment in Subsidiaries................     (31,760)    (28,048)    (14,575)
                                                                --------    --------    --------
          Net Cash Used in Investing Activities.............     (28,841)    (34,531)    (14,248)
                                                                --------    --------    --------
Cash Flows from Financing Activities:
  Proceeds from Other Borrowings............................       6,100      13,500       2,000
  Repayments of Other Borrowings............................      (6,100)    (13,500)     (2,000)
  Proceeds from Capital Transactions........................      32,738      36,699      12,201
  All Other Financing Activities -- Net.....................          --         296          --
                                                                --------    --------    --------
          Net Cash Provided by Investing Activities.........      32,738      36,995      12,201
                                                                --------    --------    --------
  Increase (Decrease) in Cash and Cash equivalents..........       3,339       1,982      (2,196)
Cash and Cash Equivalents, Beginning of Year................       7,957       5,975       8,171
                                                                --------    --------    --------
Cash and Cash Equivalents, End of Year......................    $ 11,296    $  7,957    $  5,975
                                                                ========    ========    ========

                         CENTRAL ILLINOIS BANCORP, INC.

NOTE 20 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                      QUARTER ENDED
                                                       --------------------------------------------
                                                       DEC. 31     SEPT. 30    JUNE 30     MARCH 31
                                                       -------     --------    -------     --------
1998 RESTATED(1)
Total Interest Income................................  $ 22,956    $ 21,599    $ 19,111    $17,399
Total Interest Expense...............................   (11,698)    (11,115)    (10,070)    (9,302)
                                                       --------    --------    --------    -------
Net Interest Income..................................    11,258      10,484       9,041      8,097
Provision for Loan Loss..............................    (1,337)     (1,383)     (1,105)      (908)
                                                       --------    --------    --------    -------
Net Interest Income After Provision for Loan Loss....     9,921       9,101       7,936      7,189
Securities Gains, net................................       211         133          --         --
Noninterest Income...................................     1,711       1,275       1,278      1,299
Noninterest Expense..................................    (7,468)     (6,703)     (6,030)    (6,689)
                                                       --------    --------    --------    -------
Income Before Income Taxes...........................     4,375       3,806       3,184      1,799
Income Tax Expense...................................    (1,562)     (1,304)     (1,125)      (519)
                                                       --------    --------    --------    -------
Net Income...........................................  $  2,813    $  2,502    $  2,059    $ 1,280
                                                       ========    ========    ========    =======
Earnings Per Share:
  Basic..............................................  $  26.26    $  23.36    $  21.31    $ 14.11
  Diluted............................................     25.98       23.12       21.14      14.05
1997
Total Interest Income................................  $ 16,608    $ 14,540    $ 13,268    $11,830
Total Interest Expense...............................    (8,962)     (8,026)     (7,160)    (6,313)
                                                       --------    --------    --------    -------
Net Interest Income..................................     7,646       6,514       6,108      5,517
Provision for Loan Loss..............................    (1,168)     (1,132)       (465)    (1,227)
                                                       --------    --------    --------    -------
Net Interest Income After Provision for Loan Loss....     6,478       5,382       5,643      4,290
Securities Gains, net................................       115          21          --         --
Noninterest Income...................................       982         855         815        609
Noninterest Expense..................................    (4,967)     (4,438)     (4,087)    (3,886)
                                                       --------    --------    --------    -------
Income Before Income Taxes...........................     2,608       1,820       2,371      1,013
Income Tax Expense...................................      (920)       (548)       (781)      (288)
                                                       --------    --------    --------    -------
Net Income...........................................  $  1,688    $  1,272    $  1,590    $   725
                                                       ========    ========    ========    =======
Earnings Per Share:
  Basic..............................................  $  21.46    $  17.73    $  22.23    $ 10.20
  Diluted............................................     21.22       17.59       22.07      10.20

-------------------------

(1) The Company restated its previously reported 1998 net income to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. As a result of this restatement, net income for the four quarters of 1998 from March through December was reduced $800, $43, $29, and $9, respectively. Basic earnings per share was reduced $8.77, $.45, $.27, and $.44, and diluted earnings per share was reduced $8.57, $.34, $.17, and $.41, respectively.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


INFORMATION REGARDING NOMINEES AND DIRECTORS



                                         SERVING             POSITION WITH THE COMPANY OR OTHER
            NAME AND AGE                  SINCE         PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS
            ------------                 -------        --------------------------------------------
                                                    NOMINEES FOR ELECTION AT THE
                                                    1999 ANNUAL MEETING TO SERVE UNTIL 2002
Jose Araujo (53).....................     1988      President of Joaraucar Consulting, Inc., an
                                                    industrial gases service company, since October 1997;
                                                    President of Gascarb, a carbon dioxide manufacturing
                                                    company, from February 1969 to September 1997.
Jerry D. Maahs (67)..................     1987      President of Alto Shaam, Inc. and Enthermics, Inc.,
                                                    manufacturers of food service equipment, since 1968;
                                                    also Chairman of AS International, an international
                                                    sales company since 1975.
Howard E. Zimmerman (70).............     1987      Chairman of the Board of Zimmerman Real Estate Group,
                                                    a real estate appraisal and consulting company, since
                                                    1986.
                                                    DIRECTORS CONTINUING TO SERVE UNTIL 2000
John T. Bean (38)....................     1998      President, Director and Chief Executive Officer of
                                                    CIB Bank (Illinois), a subsidiary bank of the
                                                    Company, since January 1997; Executive Vice President
                                                    of Central Illinois Bank MC, a subsidiary bank of the
                                                    Company, from October 1994 to January 1997; Senior
                                                    Vice President of Central Illinois Bank, a subsidiary
                                                    bank of the Company, from October 1993 to October
                                                    1994.
Steven C. Hillard (36)...............     1992      President of CMI Johnson-Ross Corporation, a
                                                    manufacturer of construction equipment, since July
                                                    1997; President and C.E.O. of Hilmun Holdings, Inc.,
                                                    a diversified holding company with interests in
                                                    manufacturing, real estate development, and financial
                                                    investments, since September 1991; President of
                                                    Central Illinois Bank-MC from October 1992 to October
                                                    1994.

                                         SERVING             POSITION WITH THE COMPANY OR OTHER
            NAME AND AGE                  SINCE         PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS
            ------------                 -------        --------------------------------------------
J. Michael Straka (61)...............     1987      President and Chief Executive Officer of the Company
                                                    since 1987; President, Chief Executive Officer and a
                                                    director of First Ozaukee Capital Corp., a subsidiary
                                                    of the Company; since 1997, and President, Chairman
                                                    and a director of Hillside Investors Ltd., a
                                                    subsidiary of the Company, since 1994; director or
                                                    chairman and director of each of the Company's bank
                                                    and non-bank subsidiaries, including Central Illinois
                                                    Bank, since 1987, CIB Bank (Illinois), since 1994,
                                                    Marine Bank and Savings, since 1997, CIB Bank
                                                    (Indiana), since 1998, C.I.B. Data Processing
                                                    Services, Inc., since 1990, Mortgage Services, Inc.,
                                                    since 1995, and Marine Trust and Investment Company,
                                                    since 1998.
                                                    DIRECTORS CONTINUING TO SERVE UNTIL 2001
Norman E. Baker (52).................     1988      President and CEO of Estoy Pronto, Inc., a consulting
                                                    and investment company, since July 1994; Partner in A
                                                    and B Partnership, a real estate investment company,
                                                    and President and CEO of Associated Storage and
                                                    Transfer, a warehousing and trucking company, from
                                                    July 1969 to July 1996.
W. Scott Blake (38)..................     1987      President of Blake Capital Corp., a real estate
                                                    development, investment and property management
                                                    company, since July 1998; President of Blake-Weise
                                                    Real Estate Group, a real estate development,
                                                    investment and property management company from
                                                    October 1988 to June 1998.
Dean M. Katsaros (43)................     1995      Owner of Katsaros & Associates, a tax and accounting
                                                    business, since September, 1981; Chairman of KSB
                                                    Benefit Consultants, Inc., a provider of third-party
                                                    administrative services for defined contribution
                                                    plans, since May 1994; and General Partner, KB
                                                    Consultants, a computer equipment sales and computer
                                                    consulting services company, since May, 1990.
Donald M. Trilling (68)..............     1987      Secretary/Treasurer of Illini Tile Distributors Inc,
                                                    an importer and distributor of ceramic tiles, since
                                                    1983, and President of Tiles of Italy, Ltd., an
                                                    importer of ceramic tiles, since 1975.

-------------------------

(1) Mr. J. Michael Straka, President, Chief Executive Officer and a director of the Company, is the father of Donald J. Straka, a Senior Vice President,
Secretary and General Counsel of the Company, and Patrick J. Straka, a Senior Vice President and Chief Investment Officer of the Company.



COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors, officers and beneficial owners of more than 10 percent of the outstanding shares of the Company's common stock are required to file with the SEC reports on Forms 3, 4 and 5 reflecting certain changes in their beneficial ownership of the Company's Common Stock. Pursuant to regulations adopted by the SEC, the Company is required to disclose each such person who failed to file any such report on a timely basis during the Company's most recent fiscal year. Based solely on a review of the Forms 3, 4 and 5 furnished to the Company and any amendments thereto, the Company believes that all of its officers, directors and greater than 10 percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 1998 fiscal year.

     Information regarding the Company's executive officers is included as a Supplemental Item at the end of Part I of this Annual Report on Form 10-K/A.


ITEM 11. EXECUTIVE COMPENSATION


DIRECTORS' FEES AND COMPENSATION

     During the 1998 fiscal year, (1) each director except Mr. J. Michael Straka and Mr. John T. Bean received an annual retainer fee in the amount of $8,000, and (2) each director, except Mr. Bean, was paid a fee of $600 for each Board of Directors meeting attended.

     On February 25, 1998, under the 1998 non-employee director stock option plan, each director of the Company who was not an employee of the Company or any of its subsidiaries also received an option to purchase 100 shares of common stock. The exercise price per share for each option granted was $1,960.56, an amount equal to 1.75 times the book value per share of the common stock as of the last day of the calendar month preceding the date of grant. The options become exercisable in five equal annual installments, beginning February 25, 1999, and expire on February 25, 2008.

DIRECTORS' DEFERRED COMPENSATION PLAN

     Effective December 1994, the Company adopted a plan allowing directors to elect to defer receipt of all or a portion of their directors' fees. Under this plan, any director may enter into a written deferred compensation agreement under which that director's fees are retained by the Company in a segregated account. These fees remain an asset of the Company, subject to the claims of the Company's creditors, until paid to the director under the agreement. The deferred directors' fees accrue interest, and a director has a right to cancel future deferrals at any time. The fees may be withdrawn and are payable in equal monthly installments over a period of five years at the time of retirement or upon the death of the director either before or after retirement. If the director resigns from the board, the deferred fees are paid in full in a single lump sum payment.

EXECUTIVE COMPENSATION

     The following table sets forth the cash and noncash compensation for each of the last two fiscal years awarded to or earned by the Chief Executive Officer of the Company and the General Counsel, Senior Vice President and Secretary of the Company. None of the Company's other executive officers received in excess of $100,000 in total salary and bonus for such services in the last two fiscal years, and therefore no other executive officers are listed.



                          SUMMARY COMPENSATION TABLE*

                                                           ANNUAL COMPENSATION (1)               LONG-TERM COMPENSATION
                                                        ------------------------------      ---------------------------------
                                                                                                    AWARDS            PAYOUTS
                                                                                            -----------------------   -------
                                                                                                         SECURITIES
                                                                                OTHER       RESTRICTED   UNDERLYING
                                                                               ANNUAL         STOCK        STOCK       LTIP
        NAME             PRINCIPAL POSITION      YEAR    SALARY       BONUS     COMP          AWARDS     OPTIONS(#)   PAYOUTS
        ----             ------------------      ----    ------       -----    ------       ----------   ----------   -------
J. Michael Straka....  President and Chief       1998   $207,338      $    0   $53,550(2)       $0          159         $0
                       Executive Officer         1997   $150,000      $8,060   $34,700(2)       $0            0         $0
Donald J. Straka.....  Senior Vice President,    1998   $107,934      $    0   $     0          $0          103         $0
                       General Counsel           1997   $ 43,771(4)   $    0   $     0          $0           46         $0
                       and Secretary


                        ALL
                       OTHER
        NAME           COMP.
        ----           -----
J. Michael Straka....  $6,775(3)
                       $1,706(3)
Donald J. Straka.....  $1,320(5)
                       $    0


-------------------------
 * Because the Company did not become a reporting company until June, 1998, this table includes information for 1997 and 1998 only.

(1) Includes amounts earned in the fiscal year, whether or not deferred.

(2) Consists of payments for attendance at meetings of the Board of Directors of the Company and regular and committee meetings of the board of directors of its subsidiaries in 1997 and 1998.

(3) Includes imputed compensation from group term life insurance, the cash value of life insurance and additional term life insurance policies and auto allowance.

(4) Partial year only. Mr. Donald J. Straka was hired on July 15, 1997 at an annual salary of $95,500.

(5) Includes imputed compensation from group term life insurance and moving expenses.

OPTIONS

     The following tables summarize option grants to and exercises by the executive officers named in the Summary Compensation Table above during the 1998 fiscal year and the value of the options held by such persons at the end of the 1998 fiscal year. No stock appreciation rights have been granted to date by the Company.



                       OPTION GRANTS IN LAST FISCAL YEAR
                           POTENTIAL REALIZABLE VALUE

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF
                                                                                       STOCK PRICE APPRECIATION FOR
                                         INDIVIDUAL GRANTS IN 1998                         10-YEAR OPTION TERM
                          --------------------------------------------------------    ------------------------------
                             NUMBER OF       % OF TOTAL
                            SECURITIES        OPTIONS
                            UNDERLYING       GRANTED TO     EXERCISE    EXPIRATION
          NAME            OPTIONS GRANTED   EMPLOYEES(1)    PRICE(2)     DATE(3)       0%        5%           10%
          ----            ---------------   ------------    --------    ----------     --        --           ---
J. Michael Straka.......      159(4)           7.32%        $1,960.56    2/25/08       $0     $196,045     $496,816
Donald J Straka.........      103(4)           4.74%        $1,960.56    2/25/08       $0     $126,998     $321,837


-------------------------
(1) Based on 2,173 options granted to all employees.

(2) Equal to 1.75 times the book price per share of the common stock as of the last day of the calendar month preceding February 25, 1998, the date of grant.

(3) These options become exercisable in 20% annual installments, beginning February 25, 1999.

(4) In February 1998, the Board of Directors extended, from five to ten years, the exercise period of all options then outstanding under the Company's stock option plans. As a result of that action, the expiration date of 130 options granted to Mr. J. Michael Straka on June 30, 1993 at an exercise price of $742.98 was extended to June 30, 2003, the expiration date of 90 options granted to Mr. J. Michael Straka on January 1, 1995 at an exercise price of $1,274.91 was extended to January 1, 2005, the expiration date of 228 options granted to Mr. J. Michael Straka on April 25, 1996 at an exercise price of $1,630.51 was extended to April 25, 2006, and the expiration date of 46 options granted to Mr. Donald J. Straka on September 24, 1997 at an exercise price of $2,059.64 was extended to September 24, 2007. None of the options for which the terms were extended in 1998 are included in the table.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL


                     YEAR AND FISCAL YEAR-END OPTION VALUES



                                                                 TOTAL NUMBER OF
                                                              SECURITIES UNDERLYING        TOTAL VALUE OF UNEXERCISED,
                                  NUMBER                       UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                 OF SHARES                   HELD AT FISCAL YEAR END        HELD AT FISCAL YEAR END(1)
                                ACQUIRED ON     VALUE      ----------------------------    ----------------------------
             NAME                EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
             ----               -----------    --------    -----------    -------------    -----------    -------------
J. Michael Straka.............       0            $0           275             332          $333,362        $200,307
Donald J. Straka..............       0            $0             9             140          $  2,643        $ 51,325


-------------------------

(1) There is no public market for the Company's common stock. Current market value is based on $1,344.77, the book value of the common stock at December 31, 1998, times 1.75, the multiple of book value at which the Company sold 16,320 shares of its common stock in its most recent private placement offering beginning in May 1998.



LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR



     In January 1998, the Board of Directors approved, upon the recommendation of the Personnel/ Compensation Committee, a long-term cash incentive plan for Mr. J. Michael Straka, which superseded the long-term incentive plan for Mr. Straka that was adopted in 1996. The plan provides for the payment of a cash bonus of $250,000 to Mr. Straka on the fifth business day of the year 2000 if two of three specified performance goals are met in fiscal years 1998 and 1999. The goals relate to the Company's asset size, net income and value per share. The Company met two of the three specified performance criteria in 1998. The plan further provides that in the event the Company is sold prior to January 1, 2000 Mr. Straka shall be paid a portion of the $250,000 bonus amount prorated based upon the point in time during this two-year period at which the sale occurs.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     During 1998, Mr. John T. Bean was the President, Chief Executive Officer and a director of CIB-Chicago, a subsidiary bank of the Company. During that time, Mr. Bean also served on the Compensation/ Personnel Committee of the Board of Directors, which was responsible, among other things, for fixing the compensation of Mr. J. Michael Straka. During 1998, Mr. J. Michael Straka was the President and Chief Executive Officer of the Company and a director of CIB-Chicago, served on its compensation committee and was responsible for fixing Mr. Bean's compensation.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND


         MANAGEMENT



STOCK OWNERSHIP OF MANAGEMENT



     The following table sets forth, as of March 31, 1999, the number of shares of common stock beneficially owned by (i) each director of the Company (including nominees), (ii) each of the executive officers named in the Summary Compensation Table included under Item 11, and (iii) all directors and executive officers of the

Company as a group. Except as otherwise indicated, each person listed has sole voting and investment power over shares beneficially owned.



                                                                  COMMON SHARES         PERCENT
                  NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED    OF CLASS(1)
                  ------------------------                      ------------------    -----------
Jose Araujo.................................................             583(2)              *
Norman E. Baker.............................................           2,441(3)           2.28%
John T. Bean................................................             241(4)              *
W. Scott Blake..............................................             921(5)              *
Steven C. Hillard...........................................           1,009(6)              *
Dean M. Katsaros............................................           1,664(7)           1.55%
Jerry D. Maahs..............................................           1,931(8)           1.80%
Donald J. Straka............................................              69(9)              *
J. Michael Straka...........................................           1,834(10)          1.71%
Donald M. Trilling..........................................           1,474(11)          1.38%
Howard E. Zimmerman.........................................           1,033(12)             *
All directors and executive officers as a group (15
  persons)..................................................          14,048(13)         12.95%


-------------------------

  *  Less than one percent.



 (1) Based on 107,153 shares outstanding as of March 31, 1999.



 (2) Includes 33 shares that Mr. Araujo has the right to acquire within 60 days upon the exercise of stock options.



 (3) Includes 33 shares Mr. Baker has the right to acquire within 60 days upon the exercise of stock options.



 (4) Includes 50 shares jointly owned by Mr. Bean and his wife, 13 shares owned by Mr. Bean's wife, and 91 shares that Mr. Bean has the right to acquire within 60 days upon the exercise of stock options.



 (5) Includes 33 shares that Mr. Blake has the right to acquire within 60 days upon the exercise of stock options.



 (6) Includes 159 shares Mr. Hillard has the right to acquire within 60 days upon the exercise of stock options.



 (7) Includes 375 shares jointly owned by Mr. Katsaros and his wife, and 36 shares that Mr. Katsaros has the right to acquire within 60 days upon the exercise of stock options.



 (8) Includes 1,900 shares jointly owned by Mr. Maahs and his wife, and 31 shares that Mr. Maahs has the right to acquire within 60 days upon the exercise of stock options.



 (9) Includes 30 shares Mr. Straka has the right to acquire within 60 days upon exercise of stock options and 32 shares owned by a partnership with respect to which Mr. Straka shares voting and investment power.



(10) Includes 864 shares jointly owned by Mr. Straka and his wife, 20 shares owned by Mr. Straka's wife, 57 shares owned by partnerships with respect to which Mr. Straka shares voting and investment power, and 371 shares that Mr. Straka has the right to acquire within 60 days upon the exercise of stock options.



(11) Includes 531 shares held in a trust for the benefit of Mr. Trilling's wife, and 38 shares that Mr. Trilling has the right to acquire within 60 days upon the exercise of stock options.



(12) Includes 75 shares held in a trust for the benefit of Mr. Zimmerman's wife and 33 shares Mr. Zimmerman has the right to acquire within 60 days upon the exercise of stock options.



(13) Includes, in addition to those shares footnoted above, 456 shares which the executive officers as a group have the right to acquire within 60 days upon the exercise of stock options.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following persons are known to the Company to be the beneficial owners of more than 5% of the outstanding common stock of the Company as of the dates indicated.



                                                                NUMBER OF SHARES
                                                                 OF COMMON STOCK       PERCENT OF CLASS OF
           NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIALLY OWNED(1)      COMMON STOCK(1)
           ------------------------------------               ---------------------    -------------------
Strategic Capital Management Inc./Strategic Capital
  Trust...................................................            6,414(2)                5.99%
John and Mary Lydia Hadley................................            6,928(3)                6.47%


-------------------------
(1) Based upon a total of 107,153 shares of Common Stock issued and outstanding on March 31, 1999.

(2) Based on written information provided by SCM to the Company as of April 7, 1999. Mr. David Sinow, a former director of the Company, is an officer, director, and shareholder of Strategic Capital Trust Company ("SCTC"). Mr. Sinow is also an officer and director of Strategic Capital Management, Inc. ("SCM"), a wholly owned subsidiary of SCTC. SCTC owns 750 shares of the Company's common stock. The Company understands that Mr. Sinow, SCTC, and SCM have direct or indirect shared voting and investment authority over 5,664 shares of the Company's common stock purchased by investors for whom SCM provides investment management services.

(3) Based solely on information in the Company's stock transfer records as of the date of filing of this Form 10K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has business relationships with entities in which directors of the Company or members of their immediate family have ownership interests. These business relationships are summarized below. The Company believes each transaction described was on commercially reasonable terms.

     Mr. Katsaros is a director of the Company and the owner of Katsaros and Associates, a tax and accounting business. The Company and its subsidiaries paid $3,860 to Katsaros and Associates for tax and accounting services in 1998. Mr. Katsaros is also a general partner of KB Consultants, a partnership that sells computer equipment and services. The Company purchased $271,618 in computer hardware and services from KB Consultants in 1998. Mr. Katsaros is also an owner and officer of KSB Benefit Consultants, Inc., a corporation providing benefit plan consulting and administration services. In 1998, the Company paid KSB Benefit Consultants, Inc. $18,737 for administering the Company's ESOP and 401(k) Plans. In 1998, one of the Company's subsidiary banks also paid $20,147 in rental payments to KSB Benefit Consultants for space that the subsidiary bank subleased from KSB Benefit Consultants from January to July, 1998. In July 1998, the subsidiary bank assumed primary responsibility for the lease, and KSB Benefit Consultants paid the subsidiary bank $24,709 in rental payments for space that it subleased from the subsidiary bank for the remainder of 1998.

     Mr. J. Michael Straka is a director of the Company. Mr. Straka's wife, Karen Straka, operates a sole proprietorship known as Plank & Peg that sells antiques. During 1998, the Company and its subsidiaries paid Plank & Peg $97,239 in connection with the purchase of antiques to furnish their office facilities.

MANAGEMENT INDEBTEDNESS

     Directors and executive officers of the Company, including members of their immediate families and companies with which they are affiliated, were customers of, and had banking transactions with, the Company's subsidiary banks in the ordinary course of business during 1998. These transactions included loans, fiduciary relationships, and deposits. All loans to the Company's directors and executive officers, any member of their immediate family, or any corporation or organization of which any of them is an executive officer or partner or is, directly or indirectly, the beneficial owner of 5% or more of any class of equity securities were (1) made in the ordinary course of business, (2) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and
(3) did not involve more than the normal risk of collectibility or present other unfavorable features.

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

(A)(3) LIST OF EXHIBITS


     The exhibits filed herewith are listed on the Exhibit Index filed as part of this Annual Report on Form 10-K/A. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is designated by an asterisk.


(B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated November 9, 1998, reporting a change in its independent accountants under Item 4.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTRAL ILLINOIS BANCORP, INC.


Date: April 29, 1999                      By: /s/ J. MICHAEL STRAKA


                                            ------------------------------------
                                            J. Michael Straka
                                            President and Chief Executive
                                              Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----
                /s/ J. MICHAEL STRAKA                    President and Chief Executive      April 29, 1999
-----------------------------------------------------    Officer (Principal Executive
                  J. Michael Straka                      Officer) and Director

               /s/ STEVEN T. KLITZING                    Chief Financial Officer            April 29, 1999
-----------------------------------------------------    (Principal Financial Officer)
                 Steven T. Klitzing

                   /s/ JOSE ARAUJO                       Director                           April 29, 1999
-----------------------------------------------------
                     Jose Araujo

                  /s/ NORMAN BAKER                       Director                           April 29, 1999
-----------------------------------------------------
                    Norman Baker

                  /s/ JOHN T. BEAN                       Director                           April 29, 1999
-----------------------------------------------------
                    John T. Bean

                 /s/ W. SCOTT BLAKE                      Director                           April 29, 1999
-----------------------------------------------------
                   W. Scott Blake

                /s/ STEVEN C. HILLARD                    Director                           April 29, 1999
-----------------------------------------------------
                  Steven C. Hillard

                  /s/ DEAN KATSAROS                      Director                           April 29, 1999
-----------------------------------------------------
                    Dean Katsaros

                 /s/ JERRY D. MAAHS                      Director                           April 29, 1999
-----------------------------------------------------
                   Jerry D. Maahs

               /s/ DONALD M. TRILLING                    Chairman of the Board of           April 29, 1999
-----------------------------------------------------    Directors and Director
                 Donald M. Trilling

               /s/ HOWARD E. ZIMMERMAN                   Director                           April 29, 1999
-----------------------------------------------------
                 Howard E. Zimmerman

                                 EXHIBIT INDEX


EXHIBIT
  NO.                                EXHIBIT
-------                              -------
   3.1     Amended and Restated Articles of Incorporation of the
           Company (incorporated by reference to Exhibit 3.1 to the
           Company's Form 10 filed on April 30, 1998)
   3.2     Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10 filed on
           April 30, 1998)
 *10.1     Form of Non-Qualified Employee Stock Option Plan of the
           Company (incorporated by reference to Exhibit 10.1 to the
           Company's Form 10 filed on April 30, 1998)
 *10.2     Form of Non-Qualified Director Stock Option Plan of the
           Company (incorporated by reference to Exhibit 10.2 to the
           Company's Form 10 filed on April 30, 1998)
 *10.3     Form of Deferred Compensation Agreement of the Company
           (incorporated by reference to Exhibit 10.3 to the Company's
           Form 10 filed on April 30, 1998)
  10.4     Agreement dated December 24, 1996 between Central Illinois
           Bank and Strategic Capital Management, Inc. and Assignment
           of Agreement dated March 31, 1998 between Marine Trust and
           Investment Company and Strategic Trust Company (incorporated by reference to Exhibit 10.6 to the Company's Form 10 filed on April 30, 1998)
  10.5     Purchase and Assumption Agreement dated December 14, 1998, between CIB Bank and Park National Bank and Trust of
           Chicago**
  21       Subsidiaries of the Company**
  23.1     Consent of KPMG LLP
  23.2     Consent of Striegel Knobloch & Company LLC
  27       Financial Data Schedule


-------------------------


** Previously filed.