Form 10-Q
period 1999-03-31
CENTRAL ILLINOIS BANCORP INC
filed 1999-05-17
CIK 861955

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1999
                               -------------------------------------------------


Commission File number                             000-24149
                               -------------------------------------------------


                         CENTRAL ILLINOIS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       ILLINOIS                                                   37-1203599
--------------------------------------------------------------------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)


                N27 W24025 Paul Court, Pewaukee, Wisconsin 53072
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 695-6010
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
   -----        -----


         At May 10, 1999 the Company had 107,153 shares of $1.00 par value common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      MARCH 31,      DECEMBER 31,
                                                         1999            1998
                                                     ------------    -----------
                                                   (In thousands, except share data)
ASSETS:
Cash and Cash Equivalents:
     Cash and Due from Banks                          $    18,164    $    14,980
     Federal Funds Sold                                    13,425          7,100
                                                      -----------    -----------
Total Cash and Cash Equivalents                            31,589         22,080
                                                      -----------    -----------

Loans - Held for Sale                                       5,318          8,900

Securities:
     Available for Sale, at fair value                    186,450        114,545
     Held to Maturity (approximate fair value of
         $94,867 and $103,540, respectively)               93,631        101,739
                                                      -----------    -----------
Total Securities                                          280,081        216,284
                                                      -----------    -----------

Loans                                                   1,005,926        915,711
     Less: Allowance for Loan Loss                        (11,671)       (10,657)
                                                      -----------    -----------
Net Loans                                                 994,255        905,054
                                                      -----------    -----------
Premises and Equipment, net                                20,592         15,524
Accrued Interest Receivable                                10,057          8,839
Deferred Income Taxes                                       5,120          4,253
Goodwill and Core Deposit Intangibles, net                 12,550          3,727
Foreclosed Properties                                        --             --
Other Assets                                                1,784          1,862
                                                      -----------    -----------
         Total Assets                                 $ 1,361,346    $ 1,186,523
                                                      ===========    ===========

LIABILITIES:
Deposits:
     Non-Interest Bearing Demand                      $    76,538    $    80,280
     Interest Bearing Demand                               38,592         40,036
     Savings                                              152,950        108,305
     Time                                                 905,711        782,412
                                                      -----------    -----------
         Total Deposits                                 1,173,791      1,011,033
                                                      -----------    -----------
Short-term Borrowings                                      10,835          3,255
Accrued Interest Payable                                    5,041          4,880
Accrued Income Taxes                                        2,838            921
Other Liabilities                                           2,069          2,338
Long-term Borrowings                                       20,000         20,000
                                                      -----------    -----------
         Total Liabilities                              1,214,574      1,042,427
                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 par value; 50,000,000 Shares
     Authorized; 107,153 and 107,153 Shares
     Issued and Outstanding, respectively                     107            107
Capital Surplus                                           120,427        120,381
Retained Earnings                                          25,955         22,833
Accumulated Other Comprehensive Income                        283            775
                                                      -----------    -----------
         Total Stockholders' Equity                       146,772        144,096
                                                      -----------    -----------
         Total Liabilities and Stockholders' Equity   $ 1,361,346    $ 1,186,523
                                                      ===========    ===========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              QUARTER ENDED MARCH 31,
                                                             ---------------------------
                                                               1999               1998
                                                             --------          ---------
                                                          (In thousands, except share data)
INTEREST AND DIVIDEND INCOME:
Loans                                                         $ 20,676         $ 14,308
Loans Held For Sale                                                 90               85

Securities:
     Taxable                                                     2,785            2,260
     Tax-exempt                                                    382              281
     Dividends                                                      51               60
Federal Funds Sold                                                  49              303
                                                              --------         --------
          Total Interest and Dividend Income                    24,033           17,297
                                                              --------         --------

INTEREST EXPENSE:
Deposits                                                        11,991            9,029
Short-term Borrowings                                              135               74
Long-term Borrowings                                               261              217
                                                              --------         --------
          Total Interest Expense                                12,387            9,320
                                                              --------         --------

Net Interest Income                                             11,646            7,977
Provision for Loan Loss                                          1,486              908
                                                              --------         --------

          Net Interest Income After Provision for Loan Loss     10,160            7,069
                                                              --------         --------

NONINTEREST INCOME:
Loan Fees                                                          590              788
Deposit Service Charges                                            307              313
Other Service Fees                                                 191              238
Trust                                                              133               64
Gain on Sale of Branch                                             805                0
Gain on Sale of Other Assets                                         4               14
Securities Gains, net                                                0                0
                                                              --------         --------
          Total Noninterest Income                               2,030            1,417
                                                              --------         --------

NONINTEREST EXPENSE:
Salaries and Employees Benefits                                  4,685            4,521
Equipment                                                          511              262
Occupancy and Premises                                             632              476
Professional Services                                              224              102
Advertising/Marketing                                              152              140
Amortization of Intangibles                                        101               81
Other                                                            1,027            1,104
                                                              --------         --------
          Total Noninterest Expense                              7,332            6,686
                                                              --------         --------

Income Before Income Taxes                                       4,858            1,800
Income Tax Expense                                               1,736              520
                                                              --------         --------
          NET INCOME                                          $  3,122         $  1,280
                                                              ========         ========

EARNINGS PER SHARE:
Basic                                                         $  29.14         $  14.11
Diluted                                                          28.82            14.05

Weighted Average Shares - Basic                                107,153           90,745
Weighted Average Shares - Diluted                              108,327           91,123

      See accompanying Notes to Unaudited Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                  COMMON STOCK                                      ACCUMULATED
                                                -----------------                                     OTHER
                                                             PAR       CAPITAL       RETAINED      COMPREHENSIVE
                                                SHARES      VALUE      SURPLUS       EARNINGS          INCOME        TOTAL
                                                ------      -----      -------       --------      -------------    --------
                                                                         (In thousands, except share data)
BALANCE, DECEMBER 31, 1997                      90,735        91        86,241        14,179           221          100,732

Comprehensive Income:
Net Income                                                                             1,280                          1,280
Other Comprehensive Income:
   Unrealized Securities Holding Gains
           Arising During the Period                                                                   130              130
   Income Tax Effect                                                                                   (50)             (50)
                                                                                   ---------       -------         --------
                                                                                       1,280            80            1,360
                                                                                   ---------       -------         --------
Exercise of Stock Options                           33                      50                                           50
Non-Cash Compensation                                                     1316                                        1,316
                                               -------    ------     ---------     ---------       -------        ---------
BALANCE, MARCH 31, 1998                         90,768    $   91     $  87,607     $  15,459       $   301        $ 103,458
                                               =======    ======     =========     =========       =======        =========


BALANCE, DECEMBER 31, 1998                     107,153    $  107     $ 120,381     $  22,833       $   775        $ 144,096

Comprehensive Income:
Net Income                                                                             3,122                          3,122
Other Comprehensive Income:
   Unrealized Securities Holding Losses
           Arising During the Period                                                                  (786)            (786)
   Income Tax Effect                                                                                   294              294
                                                                                   ---------       -------        ---------
                                                                                       3,122          (492)           2,630
                                                                                   ---------       -------        ---------
Non-Cash Compensation                                                       46                                           46
                                               -------    ------     ---------     ---------       -------        ---------
BALANCE, MARCH 31, 1999                        107,153    $  107     $ 120,427     $  25,955       $   283        $ 146,772
                                               =======    ======     =========     =========       =======        =========


      See accompanying Notes to Unaudited Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                QUARTER ENDED MARCH 31,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                ---------    ---------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $   3,122    $   1,280
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
      Depreciation and Amortization                                                   723          409
      Non-Cash Compensation                                                            46        1,316
      Provision for Loan loss                                                       1,486          908
      Originations of Loans Held for Sale                                         (33,572)     (46,641)
      Proceeds from Sale of Loans Held for Sale                                    37,154       43,781
      Deferred Tax Benefits                                                         1,355          280
      Gain on Sale of Branch                                                         (805)           0
      Gain on Sale of Other Assets                                                     (4)         (14)
      Increase in Interest Receivable and Other Assets                             (1,327)        (386)
      Increase (Decrease) in Interest Payable and Other Liabilities                  (745)         332
                                                                                ---------    ---------
                Net Cash Provided by Operating Activities                           7,433        1,265
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of Securities Available for Sale                                   3,061        5,795
      Maturities of Securities Held to Maturity                                    13,378        5,159
      Purchase of Securities Available for Sale                                   (75,521)     (16,863)
      Purchase of Securities Held to Maturity                                      (6,888)     (13,324)
      Repayments of Mortgage-Backed Securities
            Held to Maturity                                                        1,618        1,236
      Repayments of Mortgage-Backed Securities Available for Sale                   1,176          458
      Purchase of Mortgage-Backed Securities Available for Sale                    (1,508)           0
      Purchase of FHLB Stock Available for Sale                                         0         (992)
      Net Increase in Loans                                                      (105,081)     (45,600)
      Proceeds from Sale of Repossessed Property                                        0           80
      Proceeds from Sale of Fixed Assets                                                7            0
      Proceeds from Sale of Branches                                                3,085            0
      Capital Expenditures                                                           (504)        (479)
      Purchase of Branch Assets and Deposits                                      101,491            0
                                                                                ---------    ---------
                Net Cash Used in Investing Activities                             (65,686)     (64,530)
                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in Deposits                                                         59,613       64,915
      Proceeds from Long-term Borrowings                                                0       20,000
      Repayments of Long-term Borrowings                                                0       (2,150)
      Proceeds from Capital Transactions                                                0           50
      Net Increase (Decrease)  in Short-term Borrowings                             8,149       (5,960)
                                                                                ---------    ---------
                Net Cash Provided by Financing Activities                          67,762       76,855
                                                                                ---------    ---------

Net Increase in Cash and Cash Equivalents                                           9,509       13,590
Cash and Cash Equivalents, Beginning of Period                                     22,080        9,774
                                                                                ---------    ---------
Cash and Cash Equivalents, End of Period                                        $  31,589    $  23,364
                                                                                =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest                                                                  $  12,226    $   8,904
      Income taxes                                                                    520          313




      See accompanying Notes to Unaudited Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

              Notes to Unaudited Consolidated Financial Statements
                    (dollars in thousands, except share data)

Note 1--Basis of  Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Central Illinois Bancorp, Inc's ("Company") 1998 Annual Report on Form 10 K/A. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly the financial condition, results of operations and cash flows as of and for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year.

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

Reclassifications have been made to certain amounts as of and for the quarter ended March 31, 1998, to be consistent with classifications for 1999.

Note 2--Earnings Per Share Computations

The following provides a reconciliation of basic and diluted earnings per share:


                                                             Quarter Ended March 31,
                                                             ----------------------
                                                                1999          1998
                                                             ---------    ---------
         Net income                                          $   3,122    $   1,280
                                                             =========    =========

         Weighted average shares outstanding:

              Basic                                            107,153       90,745

              Effect of dilutive stock options outstanding       1,174          378
                                                             ---------    ---------

              Diluted                                          108,327       91,123
                                                             =========    =========

              Earnings per share -- Basic                    $   29.14    $   14.11

          Effect of dilutive stock options outstanding           (0.32)       (0.06)
                                                             ---------    ---------

              Earning per share -- Diluted                   $   28.82    $   14.05
                                                             =========    =========

Note 3--Business Combinations

On February 26, 1999, the Company sold a branch building in Charleston, Illinois, along with loans and deposits with net book values of $14,393 and $12,191, respectively. The transaction was accounted for as a sale. The net proceeds were $3,085 and the gain on the transaction was $805 which is reflected as a component of "Non-Interest Income" in the Consolidated Statement of Income.

On March 29, 1999, the Company purchased two banking offices in Arlington Heights and Mount Prospect, Illinois, and assumed deposits of $115,797. The net purchase price for premises and equipment and deposit premium was $14,490. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed in the amount of $8,925 is being amortized for up to 15 years using the straight-line method.


Note 4--New Accounting Pronouncement

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

In the opinion of management, the Company currently has no derivative instruments as defined in SFAS 133 and adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Following is a discussion and analysis of the Company's consolidated financial condition as of March 31, 1999 and its results of operations for the quarter then-ended. References in the discussion below to the "Company" include the Company's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and footnotes presented elsewhere in this report as well as the 1998 Annual Report on Form 10-K/A which was filed by the Company on April 30, 1999.


FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended, such as discussions of the Company's pricing and fee trends, credit quality and outlook, new business results, expansion plans, anticipated expenses and planned schedules and projected costs for Year 2000 work. The Company intends such forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are identified by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and the business environment which could change at any time and which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There are inherent difficulties in predicting factors that may affect the accuracy of such statements. Potential risks and uncertainties that may affect the Company's operations, performance, development, and business results include the following:

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

     - factors that may affect the Company's ability, or the ability of its customers or suppliers, to achieve Year 2000 readiness in a timely manner; including the Company's ability to continue to fund its Year 2000 renovation and to retain capable staff through the completion of its Year 2000 renovation, and the ability of its vendors, clients, counter-parties and customers to complete Year 2000 renovation efforts on a timely basis and in a manner that allows them to continue normal business operations or furnish products, services or data to the Company without disruption, as well as the Company's ability to accurately evaluate their readiness in this regard and, where necessary, develop and implement effective contingency plans;

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


OVERVIEW

The Company had net income for the first quarter of 1999 of $3.1 million as compared to $1.3 million for the first quarter of 1998, which represented a 143.9% increase. Net income for the quarter ended March 31, 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility. Net income for the quarter ended March 31, 1998 included $1.3 million pre-tax, or $0.8 million after-tax, non-cash compensation expense related to the extension of the expiration date of all previously issued and outstanding stock options granted under the Company's stock option plans as of February 25, 1998. The remainder of the increase in net income, of $0.5 million, is primarily due to the growth of the Company.

Basic and diluted earnings per share were $29.14 and $28.82, respectively for the three months ended March 31, 1999 as compared to $14.11 and $14.05, respectively, for the three months ended March 31, 1998. The return on average assets for the quarter ended March 31, 1999 was 1.04% as compared to 0.61% for the quarter ended March 31, 1998. The return on average equity for the quarter ended March 31, 1999 was 8.71% as compared to 5.10% for the quarter ended March 31, 1998. Total assets at March 31, 1999 were $1.4 billion which represented a 14.7% increase from total assets of $1.2 billion at December 31, 1998.


The Company achieved its growth by focusing on the development of banking relationships with small to medium-sized businesses and through the opening of new banks and branches, internal growth and acquisitions. During the first quarter of 1999 the Company purchased two banking facilities, one in Arlington Heights and one in Mount Prospect, both of which are in the Chicago metropolitan market. The Company assumed $115.8 million in deposits as a result of the purchase of these two facilities. The Company also sold its branch facility in Charleston,

Illinois along with $14.4 million in loans and $12.2 million in deposits. In 1998, CIB-Indiana and the trust company began operations, and the Company's bank subsidiaries opened four de novo branch facilities and acquired one existing branch facility with $13.2 million in deposits.

The following table presents selected consolidated financial information for the Company. The selected consolidated financial information should be read in conjunction with the unaudited consolidated financial statements, including the related notes.

                                                          AS OF OR FOR THE QUARTER ENDED
                                                      3/31/99      12/31/98(3)         3/31/98
                                                   -----------    ------------     -----------
                                                      (In thousands, except share amounts)
SUMMARY OF OPERATIONS
Interest income - (TE)                             $    24,271     $      --       $    17,441
Interest expense                                        12,387            --             9,320
                                                   -----------     -----------     -----------
Net interest income - (TE)                              11,884            --             8,121
Tax equivalent adjustment                                 (238)           --              (144)
                                                   -----------     -----------     -----------
Net interest income                                     11,646            --             7,977
Provision for loan loss                                  1,486            --               908
                                                   -----------     -----------     -----------
Net interest income after provision
for loan loss                                           10,160            --             7,069
Noninterest income                                       2,030            --             1,417
Noninterest expense                                      7,332            --             6,686
                                                   -----------     -----------     -----------
Income before income taxes                               4,858            --             1,800
Income tax expense                                       1,736            --               520
                                                   -----------     -----------     -----------
Net Income                                         $     3,122     $      --       $     1,280
                                                   ===========     ===========     ===========

PER SHARE DATA
Earnings per share - Basic                         $     29.14            --       $     14.11
Earnings per share - Diluted                             28.82            --             14.05
Cash dividends                                            --              --              --
Book value per share at end of period                 1,369.74        1,344.77        1,139.80

SELECTED ACTUAL ENDING BALANCES
Total assets                                       $ 1,361,346     $ 1,186,523     $   888,480
Earning assets                                       1,304,750       1,147,995         858,286
Securities available for sale                          186,450         114,545          66,043
Securities held to maturity                             93,631         101,739         113,508
Loans, including held for sale                       1,011,244         924,611         664,710
Allowance for loan loss                                (11,671)        (10,657)         (7,622)
Total deposits                                       1,173,791       1,011,033         747,745
Noninterest-bearing demand deposits                     76,538          80,280          51,252
Borrowings                                              30,835          23,255          30,210
Stockholders' equity                                   146,772         144,096         103,458

SELECTED AVERAGE BALANCES
Total assets                                       $ 1,219,184     $      --       $   857,582
Earning assets                                       1,182,566            --           823,949
Total securities                                       223,877            --           173,201
Loans, including held for sale                         954,914            --           627,543
Allowance for loan loss                                (11,138)           --            (7,162)
Total deposits                                       1,033,240            --           728,680
Noninterest-bearing demand deposits                     70,860            --            55,518
Borrowings                                              31,361            --            21,407
Stockholders' equity                                   145,381            --           101,869

RATIOS
Average loans to average deposits                        92.42%           --             86.12%
Return on average assets (1)                              1.04%           --              0.61%
Return on average equity (1)                              8.71%           --              5.10%
Leverage capital ratio                                   11.10%          12.57%          11.70%
Efficiency ratio (2)                                     52.70%           --             70.10%
Net interest margin (1)                                   4.08%           --              4.00%
Allowance for loan loss to period end loans               1.15%           1.15%           1.15%
Allowance for loan loss to non-performing loans         270.79%         265.89%         561.68%
Non-performing loans to total loans                       0.43%           0.43%           0.20%
Net loan charge-offs to average loans (1)                 0.20%           --             (0.01)%
Total risk-based capital ratio                           12.66%          14.61%          14.64%
Average equity to average assets                         11.92%           --             11.88%

OTHER DATA
Number of employees (FTE)                                  435             410             336
Number of banking facilities                                31              30              26
Shares outstanding at end of period                    107,153         107,153          90,768
Weighted average shares outstanding - Basic            107,153            --            90,745
Weighted average shares outstanding - Diluted          108,327            --            91,123

(1)  Annualized
(2) Efficiency ratio calculated as follows: Non-Interest expense divided by the sum of net interest income (TE) and non-interest income net of gains and losses on securities.
(3)  Only balance sheet information has been provided for comparison purposes.
(TE) - Tax Equivalent Basis, 35% for 1999, 34% for 1998.
(FTE)  Full-time equivalent

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of the Company's earnings. Net interest income is the difference between interest earned on the Company's income-producing assets and interest paid on deposits and borrowed funds. Net interest margin is this difference expressed as a percentage of average earning assets. The amount of the Company's net interest income is affected by several things, including interest rates and the volume and relative mix of earning assets and liabilities. Although the Company can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond management's control.

The following table sets forth information regarding average balances, interest income and interest expense and average rates earned or paid, as the case may be, for each of the Company's major asset and liability categories, and for total liabilities and shareholders' equity. The following table expresses interest income on a tax equivalent basis in order to compare the effective yield on earning assets. This means that interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax equivalent adjustment was based on the Company's effective federal income tax rates of 35% for 1999 and 34% for 1998.

                                                                         THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------------------------------------------------------
                                                               1999                                       1998
                                               --------------------------------------      ---------------------------------------
                                                AVERAGE      INTEREST       AVERAGE          AVERAGE     INTEREST       AVERAGE
ASSETS                                          BALANCE     EARNED/PAID    YIELD/COST        BALANCE    EARNED/PAID    YIELD/COST
                                               ---------   ------------    ----------      ----------   -----------   ------------
                                                                                (Dollars in thousands)
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                        $  193,574        $  2,835       5.94%       $ 151,122        $ 2,320      6.23%
Tax-exempt                                         30,303             588       7.87%          22,079            398      7.31%
                                               ----------        --------       ----        ---------       --------      ----
Total Securities                                  223,877           3,423       6.20%         173,201          2,718      6.36%

Loans (1)
Commercial and agricultural                       888,450          19,383       8.85%         556,824         12,958      9.44%
Real estate                                        39,017             847       8.80%          44,568            935      8.51%
Installment and other consumer                     22,212             479       8.75%          21,393            442      8.38%
                                               ----------        --------       ----        ---------       --------      ----
  Total loans                                     949,679          20,709       8.84%         622,785         14,335      9.33%
Federal funds sold                                  3,775              49       5.26%          23,205            303      5.30%
Loans - held for sale                               5,235              90       6.97%           4,758             85      7.25%
                                               ----------        --------       ----        ---------       --------      ----

TOTAL EARNING ASSETS (TE)                       1,182,566        $ 24,271       8.32%         823,949       $ 17,441      8.58%
                                                                 ========       ====                        ========      ====

NONINTEREST EARNING ASSETS
Cash and due from banks                            12,047                                      12,531
Premises and equipment                             15,410                                      12,621
Allowance for loan loss                           (11,138)                                     (7,162)
Accrued interest receivable                         9,581                                       7,549
Deferred income taxes                               4,878                                       2,475
Goodwill and core deposit intangibles, net          3,975                                       3,300
Foreclosed properties                                  69                                         260
Other assets                                        1,796                                       2,059
                                               ----------                                   ---------
Total Noninterest Earning Assets                   36,618                                      33,633
                                               ----------                                   ---------
TOTAL ASSETS                                   $1,219,184                                   $ 857,582
                                               ==========                                   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits               $   37,282        $    237       2.58%       $  31,240       $    211      2.74%
Money market                                       84,790             934       4.47%          46,893            519      4.49%
Other savings deposits                             28,390             225       3.21%          23,756            168      2.87%
Time Deposits of $100,000 or more                 245,439           3,186       5.26%         132,677          1,906      5.83%
Time Deposits                                     566,479           7,409       5.30%         438,596          6,225      5.76%
                                               ----------        --------       ----        ---------       --------      ----
TOTAL INTEREST-BEARING DEPOSITS                   962,380          11,991       5.05%         673,162          9,029      5.44%
Short-term borrowings                              10,828             135       5.06%           5,580             74      5.38%
Long-term borrowings                               20,533             261       5.16%          15,827            217      5.56%
                                               ----------        --------       ----        ---------       --------      ----
Total borrowed funds                               31,361             396       5.12%          21,407            291      5.51%
TOTAL INTEREST BEARING LIABILITIES                993,741        $ 12,387       5.05%         694,569       $  9,320      5.44%
                                                                 ========       ====                        ========      ====

NONINTEREST BEARING LIABILITIES
Noninterest-bearing demand deposits                70,860                                      55,518
Accrued interest payable                            4,701                                       3,475
Accrued income taxes                                1,583                                         837
Other liabilities                                   2,918                                       1,314
STOCKHOLDERS' EQUITY                              145,381                                     101,869
                                               ----------                                   ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                         $1,219,184                                   $ 857,582
                                               ==========                                   =========

NET INTEREST INCOME (TE) AND INTEREST
RATE SPREAD (2)                                                  $ 11,884       3.27%                       $  8,121      3.14%
                                                                 ========       ====                        ========      ====
NET INTEREST MARGIN (TE) (3)                                                    4.08%                                     4.00%
                                                                                ====                                      ====

-------------------------------------------------
(TE) - Tax Equivalent Basis, 35% for 1999, 34% for 1998.
(1)  Loan balance totals include non-accruals.
(2) Interest rate spread is the net of the average rate on interest earning assets and interest bearing liabilities.
(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

Net interest income on a tax equivalent basis was $11.9 million for the first quarter of 1999 representing a 46.3% increase from first quarter of 1998 net interest income of $8.1 million. The increase in the volume of earning assets, and the liabilities to fund these assets, from the first quarter of 1998 to the first quarter of 1999, accounted for most of the increase in net interest income. A 13 basis point increase in the net interest spread between the periods accounted for the remainder.

The following table presents an analysis of changes on a tax-equivalent (TE) basis in net interest income resulting from changes in average volumes of interest earning assets and interest bearing liabilities and average rates earned and paid.

                                    QUARTER ENDED MARCH 31, 1999 COMPARED
                                     TO QUARTER ENDED MARCH 31, 1998 (1)
                                   ----------------------------------------
                                   VOLUME        RATE     TOTAL    % CHANGE
                                   -------     --------  -------   --------
                                                (In thousands)
INTEREST INCOME (TE)
Loans (including fees)             $ 7,164    $  (790)   $ 6,374    44.46%
Securities - taxable                   626       (111)       515    22.20%
Securities - tax-exempt                157         33        190    47.74%
                                   -------    -------    -------    -----
       Total Securities                783        (78)       705    25.94%
Federal funds sold                    (253)        (1)      (254)  (83.83)%
Loans - held for sale                    9         (4)         5     5.88%
                                   -------    -------    -------    -----
TOTAL INTEREST INCOME (TE)           7,703       (873)     6,830    39.16%
                                   -------    -------    -------    -----

INTEREST EXPENSE
Interest-bearing demand deposits        39        (13)        26    12.32%
Money market                           417         (2)       415    79.96%
Other savings deposits                  35         22         57    33.93%
Time deposits of 100,000 or more     1,480       (200)     1,280    67.16%
Other time deposits                  1,703       (519)     1,184    19.02%
Borrowings - short term                 66         (5)        61    82.43%
Borrowings -  long term                 61        (17)        44    20.28%
                                   -------    -------    -------    -----
TOTAL INTEREST EXPENSE               3,801       (734)     3,067    32.91%
                                   -------    -------    -------    -----
NET INTEREST INCOME (TE)           $ 3,902    $  (139)   $ 3,763    46.34%
                                   =======    =======    =======    =====

----------------------------------------------------------------
(TE) - Tax Equivalent Basis

(1)- Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

INTEREST INCOME. Total interest income for the first quarter of 1999 was $24.0 million, 39.0% higher than interest income of $17.3 million for the first quarter of 1998. The primary reason for the increase in interest income is the increase in the volume of all categories of the Company's average earning assets. Average earning assets increased 43.5% to $1.2 billion during the first quarter of 1999 from $823.9 million in the first quarter of 1998. The increase in interest income due to increased volume was partially offset by a 26 basis point decrease in the average interest rate earned on interest earning assets from the first quarter of 1998 to the first quarter of 1999. The decrease in the average interest rate earned is primarily the result of an overall decline in market interest rates during this period which resulted in a large portion of the Company's assets being repriced at a lower rate during this period.

Interest earned on loans is the largest component of total interest earned and represented 86.4% and 83.2% of total interest earned in the first quarters of 1999 and 1998, respectively. Interest earned on securities in the Company's portfolio accounted for the balance of total interest earned.

INTEREST EXPENSE. Total interest expense increased 32.9% to $12.4 million in the first quarter of 1999 from $9.3 million in the first quarter of 1998. This increase was primarily due to an increase in the volume of interest bearing liabilities. Increased volume accounted for $3.8 million of the increase in total interest expense from the first quarter of 1998 to the first quarter of 1999. The increase in interest expense due to volume was partially offset by a 39 basis point decrease in the average interest rate paid on interest bearing liabilities.

Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense has remained relatively constant from the first quarter of 1998 to the first quarter of 1999, at 87.2% and 85.5%, respectively. The significant level of interest expense on time deposits is due to the fact that the Company has used these types of deposits to fund a large portion of the growth in its loan portfolio.

The Company's interest rate spread, which is the difference between the average interest rate on interest earning assets and the average interest rate on interest bearing liabilities, was 3.27% and 3.14% for the first quarter of 1999 and 1998, respectively. The net interest margin was 4.08% and 4.00% for the first quarter of 1999 and 1998, respectively.


PROVISION FOR LOAN LOSS AND ALLOWANCE FOR LOAN LOSS

The provision for loan loss represents charges made to earnings in order to maintain an adequate allowance for loan loss. The provision for loan loss was $1.5 million for the first quarter of 1999 as compared to $0.9 million for the first quarter of 1998. At March 31, 1999 the allowance for loan loss was $11.7 million or 1.15% of total loans outstanding as compared to $10.7 million and 1.15%, respectively, at December 31, 1998. The increase in the provision and the allowance is primarily due to the increase in the average loans outstanding.

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

The following table summarizes changes in the allowance for loan loss for the quarters ended March 31, 1999 and 1998.


                                                                    QUARTER ENDED MARCH 31,
                                                                    ----------------------
                                                                      1999         1998
                                                                    --------    ----------
                                                                      (In thousands)
BALANCE AT BEGINNING OF PERIOD                                       $ 10,657     $  6,692
Loans charged-off
Commercial                                                                (83)          (1)
Real estate
   1-4 family                                                             (47)        --
   Commercial                                                            (100)        --
   Construction                                                          --           --
Consumer                                                                  (27)          (5)
Credit card loans                                                          (2)          (4)
Other                                                                    (250)        --
                                                                     --------     --------
TOTAL CHARGE-OFFS                                                        (509)         (10)
                                                                     --------     --------

RECOVERIES OF LOANS CHARGED-OFF
Commercial                                                                 10           30
Real estate
   1-4 family                                                            --           --
   Commercial                                                            --           --
   Construction                                                             8         --
Consumer                                                                   19            2
Credit card loans                                                        --           --
Other                                                                    --           --
                                                                     --------     --------
TOTAL RECOVERIES                                                           37           32
                                                                     --------     --------

NET LOANS (CHARGED-OFF)/RECOVERED                                        (472)          22
Current period provision                                                1,486          908
                                                                     --------     --------
BALANCE AT END OF PERIOD                                             $ 11,671     $  7,622
                                                                     ========     ========

RATIO OF NET LOANS CHARGED-OFF TO AVERAGE LOANS (ANNUALIZED)             0.20%      -0.01%
                                                                     ========     ========

Net charge-offs for the first quarter of 1999 were $472,000 as compared to net recoveries of $22,000 for the first quarter of 1998. Although net charge-offs have increased, the ratio of net loan charge-offs to average loans was still only 0.20%, annualized for the first quarter of 1999.

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


                                                                              AS OF OR FOR THE QUARTER ENDED
                                                                 -------------------------------------------------------
                                                                 MARCH 31, 1999    DECEMBER 31, 1998      MARCH 31, 1998
                                                                 ---------------   -----------------      --------------
NONACCRUAL LOANS
Commercial                                                            1,276                  718                  734
Real estate
   1-4 family                                                           110                  110                  335
   Commercial                                                         2,181                2,213                  213
   Construction                                                         280                  281                   24
Consumer                                                                102                   75                   51
Credit card loans                                                        --                   --                   --
Other                                                                   361                  611                   --
                                                                  ---------              -------              -------
     Total nonaccrual loans                                           4,310                4,008                1,357
                                                                  ---------              -------              -------
Foreclosed property                                                      --                   --                  210
Restructured loans                                                       --                   --                   --
                                                                  ---------              -------              -------
     Total nonperforming assets                                       4,310                4,008                1,567
                                                                  =========              =======              =======

90 DAY OR MORE PAST DUE AND STILL ACCRUING
Commercial                                                            2,474                3,440                  842
Real estate
   1-4 family                                                           393                  250                  224
   Commercial                                                           767                  787                  694
   Construction                                                         850                  992                   --
Consumer                                                                 54                   87                   81
Credit card loans                                                        20                   25                   48
Other                                                                    26                    3                    -
                                                                  ---------              -------              -------
TOTAL 90 DAYS OR MORE PAST DUE AND STILL ACCRUING                     4,584                5,584                1,889
                                                                  =========              =======              =======

Allowance for loan loss                                              11,671               10,657                7,622
Loans at  end of period, including held for sale                  1,011,244              924,611              664,710
Average loans, at end of period                                     954,914              746,319              627,543

RATIOS
Ratio of allowance to loans at period end                              1.15%                1.15%                1.15%
Ratio of  net loans charged-off to average loans (annualized)          0.20%                 N/A                (0.01)%
Ratio of recoveries to loans charged-off                               7.27%                 N/A               320.00%
Nonaccrual loans as a percent of total loans                           0.43%                0.43%                0.20%
Nonperforming assets as a percent of total assets (1)                  0.32%                0.34%                0.18%
Foreclosed properties as a percent of loans                            0.00%                0.00%                0.03%
Allowance as a percent of nonaccrual loans                           270.79%              265.89%              561.68%
Allowance as a percent of non performing assets                      270.79%              265.89%              486.41%
Nonaccrual loans and 90+ days past due loans as
   a percent of total loans                                            0.88%                1.04%                0.49%
Nonaccrual and 90+ days past due loans as
   a percent of total assets                                           0.65%                0.81%                0.37%
Allowance as a percent of nonperforming
   and 90+ days past due loans                                       131.22%              111.10%              220.54%


-------------------------------------------------------------
(1) Non performing assets include non accrual loans, restructured loans and foreclosed property.

Total nonaccrual loans at March 31, 1999 increased $302,000, or 7.5%, to $4.3 million from $4.0 million at December 31, 1998. The ratio of nonaccrual loans to total loans was 0.43% at March 31, 1999 and December 31, 1998. The Company did not have any restructured loans or foreclosed property at March 31, 1999, or December 31, 1998.

At March 31, 1999, the Company had $4.6 million in loans that were past due 90 days or more and still accruing as compared to $5.6 million at December 31, 1998. The ratio of nonperforming assets and loans past due 90 or more days and still accruing to total assets was 0.65% at March 31, 1999 as compared to 0.81% at December 31, 1998.


NONINTEREST INCOME

Noninterest income for the first quarter of 1999 was $2.0 million, an increase of $0.6 million or 43.3% from the first quarter of 1998. The increase is primarily a result of the sale of the Company's branch facility in Charleston, Illinois in February 1999, which resulted in a gain of $0.8 million. Partially offsetting the gain in 1999, total service fees, which are comprised of loan fees, deposit service charges and other service fees,decreased 18.8% from $1.3 million for the first quarter of 1998 to $1.1 million for the first quarter of 1999. A decrease in Service fees on loans represented most of the decrease and was caused by a $6.6 million, or 15.1%, decrease in the volume of mortgage loans sold in the first quarter of 1999 compared to the first quarter of 1998. Trust income also increased $69,500 or 109.1% in the first quarter of 1999 and is a result of growth in trust assets and increased sales initiatives.


NONINTEREST EXPENSE

Total noninterest expense for the first quarter of 1999 was $7.3 million, an increase of $0.6 million, or 9.7%, from first quarter 1998 total noninterest expense of $6.7 million. The first quarter of 1998 includes $1.3 million in non-cash compensation expense as a result of the extension, in February 1998, of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. The related amount of non-cash compensation recorded in the first quarter of 1999 was $46,000. Had this non-cash compensation expense not been incurred in either year, the increase in the total noninterest expense would have been $1.9 million or 35.9%. The increase in noninterest expense, after adjusting for the non-cash compensation expense, is primarily a result of the growth of the Company including internal growth and the opening of new branch facilities and banks.

Salaries and employee benefits represent the largest component of noninterest expense. Total salaries and benefits for the first quarter of 1999 were $4.7 million as compared to $4.5 million for the first quarter of 1998, unadjusted, and $3.4 million in 1998, adjusting for the non-cash compensation expense discussed above. Equipment and net occupancy expense increases of 95.2% and 32.9% over 1998 were primarily a result of the opening of new bank and branch facilities. Professional services expense increased $122,000 or 118.2% mostly due to the use of additional legal and accounting services for SEC quarterly and annual filings that have been required only since the second quarter of 1998.

The overhead efficiency ratio was 52.7% for the quarter ended March 31, 1999 and 70.1% for the same quarter in 1998.

INCOME TAXES

The Company records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary timing differences between financial statement and income tax reporting. The increase in the income tax provision was primarily due to increases in taxable income in each of the corresponding periods and the movement of the Company into a higher tax bracket in 1999.

FINANCIAL CONDITION

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

The carrying value and tax equivalent yield of the Company's securities are set forth in the following table.


                                                                                  AT MARCH 31, 1999           AT DECEMBER 31, 1998
                                                                            ---------------------------     -----------------------
                                                                                              YIELD TO                    YIELD TO
                                                                              AMOUNT          MATURITY       AMOUNT       MATURITY
                                                                            ---------------------------    ------------------------
                                                                                                       (In thousands)
SECURITIES HELD TO MATURITY
U.S. Government & Agencies (including mortgage-backed securities)              65,888            5.75%        74,844          5.97%
States and political subdivisions                                              27,293            7.46%        26,445          7.37%
Other notes and bonds                                                             450            7.10%           450          7.10%
                                                                            ---------            ----      ---------          ----
TOTAL SECURITIES HELD TO MATURITY                                              93,631            6.26%       101,739          6.34%
                                                                            ---------            ----      ---------          ----

SECURITIES AVAILABLE FOR SALE
U.S. Government & Agencies (including mortgage-backed securities)           $ 176,945            5.47%     $ 104,364          5.56%
States and political subdivisions                                               3,595           11.34%         3,572         11.17%
Other notes and bonds                                                           2,362            6.02%         2,264          6.07%
Federal Home Loan Bank stock                                                    3,057            6.25%         3,057          6.63%
Other equities                                                                     37               -             37             -
                                                                            ---------            ----      ---------          ----
SECURITIES AVAILABLE FOR SALE BEFORE MARKET VALUE ADJUSTMENT                  185,996            5.62%       113,294          5.84%
                                                                            ---------            ----      ---------          ----

TOTAL SECURITIES BEFORE MARKET VALUE ADJUSTMENT                             $ 279,627            5.83%     $ 215,033          6.08%

Available For Sale Market Value Adjustment (FAS 115)                              454               -          1,251             -
                                                                            ---------            ----      ---------          ----

TOTAL SECURITIES                                                            $ 280,081            5.82%     $ 216,284          6.04%
                                                                            =========            ====      =========          ====


Total securities outstanding at March 31, 1999 were $280.1 million, an increase of 29.5%, as compared to $216.3 million at December 31, 1998. The increase in the securities portfolio was directly related to the Company's growth during this period. Because the securities portfolio is one of the Company's primary sources of liquidity, the Company increased the size of its portfolio to maintain a relatively constant ratio of securities to assets. The ratio of total securities to total assets was 20.6% at March 31, 1999 as compared to 18.2% at December 31, 1998.

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

As of March 31, 1999, $186.0 million, or 66.6%, of the securities portfolio was classified as available for sale and $93.6 million, or 33.4%, of the portfolio, as held to maturity. These ratios were 53.0% and 47.0% at December 31, 1998. The Company's designation of securities between available for sale and held to maturity is based on a number of factors including the Company's current and projected liquidity position and current and projected loan to deposit ratio. The increase in the percentage of securities classified as available for sale reflects the Company's decision, based on such factors, to make a larger percentage of its securities portfolio available to meet the Company's liquidity needs, if necessary, and to allow the Company the opportunity to react to changes in market interest rates and changes in the yield relationship between alternative investments.


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

Loans, net of the allowance for loan loss, were $994.3 million at March 31, 1999, an increase of $89.2 million, or 9.9%, from $905.1 million at December 31, 1998 and represented 73.0% of the Company's total assets at March 31, 1999. Substantially all of the increase was in the areas of commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 91.7% of gross loans at March 31, 1999 and 89.3% of gross loans at December 31, 1998. The increase in loans is consistent with the Company's strategy to focus on establishing banking relationships with small to medium-sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers in the markets served by the Company.

         The following table sets forth a summary of the Company's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.


                                                   AS OF
                          -----------------------------------------------------
                              MARCH 31, 1999              DECEMBER 31, 1998
                          ------------------------     ------------------------
                                                 (In thousands)
Commercial                $   284,771       28.3%      $   273,331      29.8%
Agricultural                    7,032        0.7%            8,283       0.9%
Real estate
   1-4 family                  47,117        4.7%           52,348       5.7%
   Commercial                 514,479       51.0%          428,252      46.7%
   Construction               125,019       12.4%          117,703      12.8%
Consumer                       15,763        1.6%           17,652       1.9%
Credit card loans               1,343        0.1%            1,454       0.2%
Other                          12,131        1.2%           17,929       2.0%
                          -----------    -------       -----------   -------

GROSS LOANS                 1,007,655      100.0%          916,952     100.0%
                                         =======                     =======

Deferred Loan Fees             (1,729)                      (1,241)

Allowance for loan loss       (11,671)                     (10,657)
                          -----------                  -----------

Net loans                 $   994,255                  $   905,054
                          ===========                  ===========


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

At March 31, 1999, the Company had 23 borrowing relationships in which it had one or more lending commitments to a single borrower and its related interests, which in the aggregate, were in excess of $10 million. The total outstanding lending commitment associated with these 23 borrowing relationships, including lines of credit which may not have been fully drawn as of March 31, 1999, was approximately $340.2 million, after giving effect to approximately $126.4 million in overlapping credit exposure among the 23 borrowing relationships. The aggregate principal amount actually drawn and outstanding at March 31, 1999 with respect to these borrowing relationships was approximately $188.6 million, after giving effect to approximately $55.9 million in overlapping credit exposure among the 23 borrowing relationships, or 18.8% of the Company's gross loans outstanding as of that date. The Company's largest lending commitment at March 31, 1999 was approximately $46.2 million, of which approximately $11.2 million was outstanding as of that date.

At March 31, 1999, the Company's loan portfolio also included borrowing relationships with commercial and residential real estate developers, investors and contractors with an outstanding balance of approximately $413.0 million, or 41.1%, of gross loans. The abilities of these borrowers to meet their repayment obligations are likely to be similarly affected by the same economic conditions, thus increasing the likelihood that more than one borrower will default if such adverse economic conditions occur.

         The loans and lines of credit described in the two preceding paragraphs are generally collateralized by commercial or multi-family real estate, other business collateral and/or personal property. Management has no reason to believe these loans represent any greater risk of loss than the Company's other loans which are similarly collateralized and underwritten.



DEPOSITS

The Company has experienced significant growth in deposits, which represent the major source of funding for the Company's earning assets. Total deposits increased $162.8 million, or 16.1%, to $1.2 billion during the first quarter of 1999. A significant portion of the deposit growth was a result of the acquisition of the two branch facilities in the Chicago metropolitan market. The deposits assumed as a result of this purchase accounted for $115.8 million, or 71.1%, of the deposit growth during the first quarter of 1999.

Time deposits represent the largest component of interest bearing deposit liabilities. The percentage of time deposits to total deposits was 77.2% at March 31, 1999 and 77.4% at December 31, 1998. These percentages reflect the Company's significant reliance on time deposits as a source of funding.

Total time deposits of $100,000 and over, as a percentage of total time deposits was 30.2% at March 31, 1999 and 28.7% at December 31, 1998. Brokered time deposits were $77.1 million, or 6.6%, of total deposits at March 31, 1999 and $58.7, or 5.8%, of total deposits at December 31, 1998.

At March 31, 1999 noninterest bearing demand deposits were equal to $76.5 million, interest bearing demand deposits were equal to $38.6 million and savings deposits were equal to $152.9 million. These numbers were $80.3 million, $40.0 million and $108.3 million, respectively, at December 31, 1998. The 41.2% increase in savings from December 31, 1998 to March 31, 1999 was mostly due to the branch acquisition mentioned above since these branches had higher deposit concentrations in savings products.

BORROWINGS

         The Company also uses, on a limited basis, other types of borrowings to meet liquidity needs and to fund asset growth. These borrowings include:

         -    federal funds purchased from correspondent banks;

         -    securities sold under agreements to repurchase;

         -    Federal Home Loan Bank advances; and

         -    loans from other commercial banks.

The Company currently has a $25.0 million revolving line of credit with an unaffiliated commercial bank. At March 31, 1999, there was a $7.0 million outstanding balance on this line of credit.

Total borrowings were $30.8 million at March 31, 1999 and $23.3 million at December 31, 1998, representing 2.3% and 2.0% of total assets. Federal Home Loan Bank advances accounted for $20.0 million of total borrowings at both March 31, 1999 and December 31, 1998, representing 64.9% and 86.0% of total borrowings, respectively.


CAPITAL

The Company and its subsidiary banks are subject to various regulatory capital guidelines. In general these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

The risk-based capital information of the Company at March 31, 1999 and December 31, 1998 are contained in the following table. The capital levels of the Company, and the subsidiary banks are, and have been, substantially in excess of the required regulatory minimum during the periods indicated. The Company intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit the Company's subsidiary banks to meet the credit needs of medium-sized commercial borrowers.


                                                     MARCH 31, 1999   DECEMBER 31, 1998
                                                    ---------------  -------------------
                                                               (In thousands)
RISK WEIGHTED ASSETS (RWA)                            $ 1,149,711        $ 1,028,322
                                                      ===========        ===========

AVERAGE ASSETS (1)                                    $ 1,206,635        $ 1,110,753
                                                      ===========        ===========

CAPITAL COMPONENTS
     Stockholders' equity                             $   146,772        $   144,096
     Less: Disallowed intangibles                         (12,550)            (3,724)
     Add/less: Unrealized loss/(gain) on securities          (283)              (775)
                                                      -----------        -----------
TIER 1 CAPITAL                                            133,939            139,597

     Allowable allowance for loan loss                     11,671             10,657
                                                      -----------        -----------

TOTAL RISK BASED CAPITAL                              $   145,610        $   150,254
                                                      ===========        ===========



                                                                         MARCH 31, 1999
                                       ------------------------------------------------------------------------------
                                                                        FOR CAPITAL               PROMPT CORRECTIVE
                                              ACTUAL                 ADEQUACY PURPOSES            ACTION PROVISIONS
                                       ----------------------       -------------------         ---------------------
                                         AMOUNT       RATIO           AMOUNT      RATIO           AMOUNT       RATIO
                                       ----------------------       -------------------         ---------------------
Total Capital (to RWA)                   145,610      12.66%          91,560     8.00%           114,450      10.00%

Tier 1 Capital (to RWA)                  133,939      11.65%          45,780     4.00%            68,670       6.00%

Tier 1 Leverage (to Avg Assets)          133,939      11.10%          48,265     4.00%            60,332       5.00%


(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

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

The following discussion should be read in conjunction with the statements of cash flows for the quarters ended March 31, 1999 and March 31, 1998 contained in the consolidated financial statements.

Net cash provided by operating activities was $7.4 million and $1.3 million for the quarters ended March 31, 1999 and 1998, respectively. The increase in net cash provided by operating activities was primarily due to higher net income and net proceeds from loans held for sale during the first quarter of 1999.

Net cash used in investing activities was $65.7 million and $64.5 million for the quarters ended March 31, 1999 and 1998, respectively. The increase in cash used for investing activities during both quarters was primarily due to the net increase in loans and securities purchases, net of sales and maturities. In addition, during the first quarter of 1999, the purchase of branch assets and deposits provided $101.5 million in cash.

Net cash provided by financing activities was $67.8 million and $76.9 million for the quarters ended March 31, 1999 and 1998, respectively. Deposits, which include demand, money market and savings accounts, as well as time deposits, represented the largest source of net cash provided by financing activities. Additional sources of cash provided by financing activities include short and long-term borrowings.

The Company was able to meet its liquidity needs during the first quarter of 1999 and expects that these needs will be met throughout the remainder of 1999.


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

The committee completed the inventory and assessment phase of the program in March 1998. This inventory categorized each "system" based upon its importance to the Company. "System" includes any hardware, software, or service, either internal or external, that is required to operate the Company's business. Of the 182 systems identified, 53 were deemed to be "mission critical." Testing and validation of all internal mission critical systems was completed in January 1999, and all mission critical systems were determined to be Year 2000 ready. Internal certification and implementation of all systems which are Year 2000 ready was completed by March 31, 1999.

As part of the assessment phase, the Company also attempted to identify and establish controls for the risks posed by the possible lack of Year 2000 preparedness by its customers. Between May and July 1998, the Company sent surveys to commercial customers with loans that exceeded a certain threshold. The Credit Administration Department has analyzed the responses that have been received from these customers to assess potential risk exposure. Based on the analysis, a special reserve allocation may be included in the allowance for loan loss. As of March 31, 1999, no reserve had been allocated as no high risk assessments have been assigned. In addition, the Company's Loan Policy requires that Year 2000 contingencies be addressed in any loan commitment and a Year 2000 worksheet and assessment be completed for each new loan or renewed loan. The Loan Policy also requires that additional covenants and other Year 2000 provisions are also included in all loan documents to address Year 2000 requirements. The Company has also adopted a policy to manage risks posed by its funds providers and capital market/asset management counter-parties.

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

The estimated expense of the Company's Year 2000 project is $160,000, which will not have a material impact on earnings. These expenses are for system upgrades and dedicated personnel costs. Approximately one-half of these costs had been incurred as of March 31, 1999. The use of outside consultants has been limited to a validation study of the Company's core banking system testing methodology.

This discussion of Year 2000 issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment, estimates, and forward-looking statements, including many factors that are beyond the control of the Company. These factors include, but are not limited to, inaccurate representations by vendors and customers, technological changes, economic conditions, and competitive considerations. See "Forward Looking Statements" contained elsewhere in this document.

Item 3. Quantitative And Qualitative Disclosures About Market Risk Sensitivity

As described in the Company's Annual Report on Form 10-K/A, filed on April 30, 1999, the Company manages its interest rate risk through measurement techniques which include simulation of earnings and gap analysis.

The following table illustrates the period and cumulative Interest Sensitivity Gap for March 31, 1999.


                                                         0-3         4-6         7-12          2-5        Over 5
                                                        Months      Months      Months        Years       Years       Total
                                                      ---------   ---------    ---------    ---------   ---------   ---------
MARCH 31, 1999                                                                        (In thousands)
 Interest earning assets:
   Loans                                                614,527      51,700       99,512      226,148      19,357   1,011,244
   Securities                                            10,801      14,248       24,050      188,504      42,478     280,081
   Federal funds sold and interest bearing accounts      13,425        --           --           --          --        13,425
                                                      ---------   ---------    ---------    ---------   ---------   ---------
TOTAL INTEREST EARNING ASSETS                           638,753      65,948      123,562      414,652      61,835   1,304,750
                                                      ---------   ---------    ---------    ---------   ---------   ---------

Interest bearing liabilities:
   Time deposits                                        297,491     174,060      303,304      132,456         150     907,461
   Savings and interest bearing demand deposits         189,792        --           --           --          --       189,792
   Federal funds purchased                                  100        --           --           --          --           100
   Securities sold under agreements to repurchase         1,464         288        1,215          522        --         3,489
   Other borrowings                                       7,246       3,000         --          2,000      15,000      27,246
                                                      ---------   ---------    ---------    ---------   ---------   ---------
TOTAL INTEREST BEARING LIABILITIES                      496,093     177,348      304,519      134,978      15,150   1,128,088
                                                      ---------   ---------    ---------    ---------   ---------   ---------
Interest sensitivity GAP (by period)                    142,660    (111,400)    (180,957)     279,674      46,685     176,662
Interest sensitivity GAP (cumulative)                   142,660      31,260     (149,697)     129,977     176,662     176,662


The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in short term U.S. prime rates of interest as of March 31, 1999 and December 31, 1998.


                                                                     Basis point changes
                                                     -----------------------------------------------
                                                      +200         -200        +100          -100
                                                      ----         -----       ----         -----
MARCH 31, 1999
 Net Interest Income change over one year             4.70%        -6.42%      2.45%        -3.18%
                                                      ====         =====       ====         =====

DECEMBER 31, 1998
 Net Interest Income change over one year             1.48%        -4.03%      0.88%        -1.95%
                                                      ====         =====       ====         =====

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

Item 2.     Changes In Securities And Use Of Proceeds

               Not Applicable

Item 3.     Defaults Upon Senior Securities

               Not Applicable

Item 4.     Submission Of Matters To A Vote Of Security Holders

               Not Applicable

Item 5.     Other Information

               Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

     a.  Exhibits

         -  Exhibit 11 - Statement Re Computation of Earnings Per Share
         -  Exhibit 27 - Financial Data Schedule

     b.  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 17th day of May 1999.


Central Illinois Bancorp, Inc.
(Registrant)



/s/   Steven T. Klitzing
----------------------------------
Steven T. Klitzing
Senior Vice President and
Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits have been filed herewith:


   Exhibit
   Number                 Description
   ------                 -----------
   11                     Computation of Earnings Per Share
   27                     Financial Data Schedule