Form 10-Q/A
period 1998-06-30
CENTRAL ILLINOIS BANCORP INC
filed 1999-06-25
CIK 861955

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-Q/A

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


The registrant is filing this amendment to its Form 10-Q for the quarter ended June 30, 1998 to reflect a restatement of its previously filed consolidated financial statements for the three and six months ended June 30, 1998. The restatement was made to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under the Company's stock option plans.


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

               At August 13, 1998 the Company had 107,088 shares
                  of $1.00 par value common stock outstanding

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         CENTRAL ILLINOIS BANCORP, INC.
                           Consolidated Balance Sheets
                  (dollars in thousands, except share amounts)
                                   (Unaudited)



                                          ASSETS
                                                                June 30,    December 31,  June 30,
                                                                 1998          1997         1997
                                                                 ----          ----         ----
Cash and due from banks                                        $ 13,550     $  9,774     $  8,105
Securities available for sale at fair value                      72,301       54,347       49,855
Securities to be held to maturity (approximate
    fair value of $112,958, $107,282, and
    $96,486, respectively)                                      112,156      106,589       96,452
Federal funds sold                                                5,910            -       12,225
Loans - net of allowance for loan losses of
    $8,429, $6,692 and $5,017, respectively                     736,549      609,536      474,994
Premises and equipment - net                                     13,573       12,607        9,649
Other assets                                                     17,127       14,470       11,334
                                                               --------     --------     --------

        Total Assets                                           $971,166     $807,323     $662,614
                                                               ========     ========     ========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
        Demand                                                 $ 59,133     $ 54,474     $ 39,832
        NOW accounts                                             27,891       31,875       21,699
        Savings                                                  88,855       64,812       53,827
        Time                                                    629,936      531,669      465,588
                                                               --------     --------     --------
           Total Deposits                                       805,815      682,830      580,946

    Federal funds purchased and repurchase agreements             3,680       12,886        8,924
    Other borrowings                                             17,292        5,434        2,436
    Accrued interest and other liabilities                        6,201        5,441        4,014
                                                               --------     --------     --------

        Total Liabilities                                       832,988      706,591      596,320
                                                               --------     --------     --------

Stockholders' Equity:
    Common stock, par value $1; 50,000,000 shares
        authorized, 107,088, 90,735 and 71,562
        issued and outstanding, respectively                        107           91           72
    Capital surplus                                             120,261       86,241       54,918
    Retained earnings                                            17,518       14,179       11,219
    Accumulated other comprehensive income                          292          221           85
                                                               --------     --------     --------

        Total Stockholders' Equity                              138,178      100,732       66,294
                                                               --------     --------     --------

        Total Liabilities and Stockholders' Equity             $971,166     $807,323     $662,614
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

                         CENTRAL ILLINOIS BANCORP, INC.
           Consolidated Statements of Income and Comprehensive Income
                  (dollars in thousands, except share amounts)
                                   (Unaudited)

                                                    Quarter ended June 30,        Six months ended June 30,
                                                      1998            1997           1998           1997
                                                      ----            ----           ----          ----
Interest Income:
    Interest and fees on loans                      $ 16,268         $10,984        $30,762        $20,853
    Interest and dividends on securities:
        Taxable                                        2,304           1,841          4,626          3,460
        Tax-exempt                                       321             233            601            407
        Dividends                                        104              40            104             90
    Interest on Federal funds sold                       114             170            417            288
                                                    --------         -------        -------        -------
        Total interest income                         19,111          13,268         36,510         25,098
                                                    --------         -------        -------        -------

Interest Expense:
    Deposits                                           9,678           6,993         18,689         13,114
    Federal funds purchased and
        repurchase agreements                             63              31            134             83
    Other borrowed funds                                 329             136            549            276
                                                    --------         -------        -------        -------
        Total interest expense                        10,070           7,160         19,372         13,473
                                                    --------         -------        -------        -------

        Net interest income                            9,041           6,108         17,138         11,625
Provision for loan losses                              1,105             465          2,013          1,692
                                                    --------         -------        -------        -------
    Net interest income after provision
        for loan losses                                7,936           5,643         15,125          9,933
                                                    --------         -------        -------        -------

Other Income:
    Trust Department                                     100              58            164            110
    Service fees                                       1,134             707          2,355          1,255
    Securities gains (losses)                              -               -              -              -
    Other                                                 44              50             58             59
                                                    --------         -------        -------        -------
        Total other income                             1,278             815          2,577          1,424
                                                    --------         -------        -------        -------

Other Expenses:
    Salaries and employees benefits                    3,858           2,421          8,380          4,849
    Occupancy expenses, net                              963             670          1,778          1,299
    Other operating expenses                           1,209             996          2,561          1,825
                                                    --------         -------        -------        -------
        Total other expense                            6,030           4,087         12,719          7,973
                                                    --------         -------        -------        -------

        Income before income taxes                     3,184           2,371          4,983          3,384

Income tax expense                                     1,125             781          1,644          1,069
                                                    --------         -------        -------        -------
        Net income                                     2,059           1,590          3,339          2,315
                                                    --------         -------        -------        -------

Other Comprehensive Income, net of tax: Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
           arising during period (net of
           tax of $44 and $96, respectively               (9)            296             71            156
        Less reclassification adjustment for
           gains (losses) included in net
           income                                          -               -              -              -
                                                    --------         -------        -------        -------
        Other comprehensive income (loss)                 (9)            296             71            156
                                                    --------         -------        -------        -------

        Comprehensive income                        $  2,050         $ 1,886        $ 3,410        $ 2,471
                                                    ========         =======        =======        =======

Earnings per share (net income):
    Basic                                           $  21.31         $ 22.23        $ 35.64        $ 32.43
                                                    ========         =======        =======        =======
    Diluted                                         $  21.14         $ 22.07        $ 35.42        $ 32.27
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

                                                                                     Accumulated
                                                                                        Other
                                                          Capital      Retained      Comprehensive
                                   Shares     Par Value   Surplus      Earnings         Income      Total
                                   ------     ---------   -------      --------         ------      -----
Balance, December 31, 1997         90,735      $   91    $ 86,241       $ 14,179        $  221     $100,732
                                                                        --------        ------     --------

Comprehensive income:
    Net income                                                             3,339           -          3,339
    Other comprehensive income                                                -             71           71
                                                                        --------        ------     --------
                                                                           3,339            71        3,410
                                                                        --------        ------     --------

Capital issuance                   16,320          16      32,583           -              -         32,599
Non-Cash Compensation                -            -         1,396           -              -          1,396
Exercise of stock options,
    net of tax                         33         -            41           -              -             41
                                  -------      ------    --------       --------        ------     --------

Balance, June 30, 1998            107,088      $  107    $120,261       $ 17,518        $  292     $138,178
                                  =======      ======    ========       ========        ======     ========


Balance, December 31, 1996         67,399      $   67    $ 49,332       $  8,904        $  (71)    $ 58,232
                                                                        --------        ------     --------

Comprehensive income:
    Net income                                                             2,315           -          2,315
    Other comprehensive
        income (loss)                                                       -              156          156
                                                                        --------        ------     --------
                                                                           2,315           156        2,471
                                                                        --------        ------     --------

Capital issuance                    4,043          5        5,470           -              -          5,475
Exercise of stock options,
    net of tax                        120         -           116           -              -            116
                                  -------      ------    --------       --------        ------     --------

Balance, June 30, 1997             71,562      $   72    $ 54,918       $ 11,219        $   85     $ 66,294
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

    The Company restated its financial statements as of and for the three and six month periods ended June 30, 1998 from those previously issued. The restatement was made to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. As a result of this restatement, which is reflected in the accompanying financial statements, salaries and employee benefits expense for the three and six month periods ended June 30, 1998, increased by $70, and $1,396, and net income decreased by $43 and $843, respectively, from the amounts previously reported. Basic earnings per share was reduced by $.45 and $9.00, and diluted earnings per share was reduced by $.34 and $8.68, for the three and six month periods ended June 30, 1998, respectively, from the amounts previously reported.


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

OVERVIEW

Net income for the second quarter of 1998 was $2,059,000 as compared to $1,590,000 for the second quarter of 1997, representing a 29.5% increase. Basic and diluted earnings per share were $21.31 and $21.14, respectively for the three months ended June 30, 1998 as compared to $22.23 and $22.07, respectively for the three months ended June 30, 1997. Basic earnings per share decreased 4.1% from the quarter ended June 30, 1997 to the quarter ended June 30, 1998 and diluted earnings per share decreased 4.2% for the same period. The return on average assets for the second quarter ended June 30, 1998 was 0.87% as compared to 1.00% for the second quarter ended June 30, 1997. The return on average equity for the second quarter ended June 30, 1998 was 6.04% as compared to 9.84% for the second quarter ended June 30, 1997. The decrease in earnings per share and the return on average equity is primarily a result of additional capital raised during the second quarter of 1998 and the fourth quarter of 1997, which significantly increased the average equity of the Company from $65,562,000 during the second quarter of 1997 to $136,730,000 during the second quarter of 1998. The Company anticipates that the return on equity will improve as the Company continues to grow and utilizes this capital. Information regarding the additional capital raised by the Company is contained within the amended Form 10 filed by the Company on June 25, 1998.

Net income for the six months ended June 30, 1998 was $3,339,000 as compared to $2,315,000 for the six months ended June 30, 1997, representing a 44.2% increase. Basic and diluted earnings per share were $35.64 and $35.42, respectively for the six months ended June 30, 1998 as compared to $32.43 and $32.27, respectively for the six months ended June 30, 1997. The return on average assets for the six months ended June 30, 1998 was 0.76% and 0.76% for the six months ended June 30, 1997. The return on average equity for the six months ended June 30, 1998 was 6.22% as compared to 7.26% for the six months ended June 30, 1997.

Net income for the six months ended June 30, 1998 included $1.4 million pre-tax or $0.8 million after-tax, non-cash compensation expense related to the extension of the expiration date of all previously issued and outstanding stock options granted under the Company's stock option plans as of February 25, 1998.

Except where otherwise noted, the variances discussed in this section are the result of the growth of the Company. Additional details on the items included in the above summary, and the components of these items, are provided in the following sections of this report.

The following table presents selected consolidated financial information for the Company.

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share amounts)

                                                       QUARTERS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      -------------------------       -------------------------
                                                         1998           1997            1998            1997
                                                      ---------       ---------       ---------       ---------

                 SUMMARY OF OPERATIONS
Interest income - tax equivalent                      $  19,321       $  13,427       $  36,913       $  25,360
Interest expense                                      $  10,070       $   7,160       $  19,372          13,473
                                                      ---------       ---------       ---------       ---------

Net interest income - tax equivalent                      9,251           6,267          17,541          11,887
Tax equivalent adjustment                                  (210)           (159)           (403)           (262)
                                                      ---------       ---------       ---------       ---------

Net interest income                                       9,041           6,108          17,138          11,625
Provision for loan losses                                 1,105             465           2,013           1,692
                                                      ---------       ---------       ---------       ---------

Net interest income after provision
for loan losses                                           7,936           5,643          15,125           9,933

Noninterest income                                        1,278             815           2,577           1,424
Noninterest expenses                                      6,030           4,087          12,719           7,973
                                                      ---------       ---------       ---------       ---------

Income before income taxes                                3,184           2,371           4,983           3,384
Income tax expense                                        1,125             781           1,644           1,069
                                                      ---------       ---------       ---------       ---------

NET INCOME                                            $   2,059       $   1,590       $   3,339       $   2,315
                                                      =========       =========       =========       =========



                  PER SHARE DATA (1)

Earnings per share - Basic                            $   21.31       $   22.23       $   35.64       $   32.43
Earnings per share - Diluted                              21.14           22.07           35.42           32.27
Cash dividends                                                -               -               -               -
Book Value per share                                   1,290.32          926.37        1,290.32          926.37

               SELECTED ACTUAL BALANCES
Total assets                                          $ 971,166       $ 662,614
Earning assets                                          935,633         638,557
Investment securities available -for-sale                72,301          49,855
Investment securities held-to-maturity                  112,156          96,452
Loans                                                   744,978         480,011
Allowance for loan losses                                (8,429)         (5,017)
Total deposits                                          805,815         580,946
Noninterest-bearing demand deposits                      59,133          39,832
Interest-bearing demand deposits                         27,891          21,699
Savings deposits                                         88,855          53,827
Time deposits                                           629,936         465,588
Other borrowings                                         20,972          11,360
Stockholders' equity                                    138,178          66,294


               SELECTED AVERAGE BALANCES
Total assets                                          $ 946,945        $ 646,077      $ 891,340       $ 611,081
Earning assets                                          915,665          622,668        858,717         587,688
Securities                                              183,488          143,479        178,373         133,826
Loans                                                   722,774          466,941        664,372         443,218
Allowance for loan losses                                (8,129)          (4,773)        (7,648)         (4,518)
Total deposits                                          776,143          565,152        752,413         530,553
Noninterest-bearing demand deposits                      55,426           37,577         56,114          36,497
Interest-bearing demand deposits                         31,549           24,326         30,337          22,703
Savings deposits                                         82,711           54,334         81,701          51,546
Time deposits                                           606,457          448,915        584,261         419,807
Other borrowings                                         27,691           11,653         24,519          12,590
Stockholders' equity                                    136,730           65,562        108,179          64,343

           RATIOS BASED ON AVERAGE BALANCES
Loans to deposits                                         93.12%           82.62%         88.30%          83.54%
Return on average assets                                   0.87%            1.00%          0.76%           0.76%
Return on average equity                                   6.04%            9.84%          6.22%           7.26%
Dividend payout ratio                                      0.00%            0.00%          0.00%           0.00%
Leverage capital ratio                                    14.23%           12.36%           N/A             N/A
Efficiency ratio (2)                                      57.27%           57.71%         63.22%          59.90%

                      OTHER DATA
Number of employees (FTE)                                   370              273            370             273
Shares outstanding                                      107,088           71,562        107,088          71,562
Weighted average shares outstanding - Basic (1)          96,586           71,512         93,682          71,395
Weighted average shares outstanding - Diluted (1)        97,397           72,016         94,277          71,744
Cash Dividends declared                               $       -       $        -      $       -       $       -

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



AVERAGE BALANCES AND INTEREST RATES
(In thousands)

                                           FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                  JUNE 30, 1998                    JUNE 30, 1997
                                          -----------------------------      ---------------------------
                                          AVERAGE               AVERAGE      AVERAGE             AVERAGE
ASSETS                                    BALANCE   INTEREST     RATE        BALANCE   INTEREST   RATE
                                          -------   --------    -------      -------   --------  -------
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                  $ 158,325  $   2,409     6.17%     $ 124,728   $ 1,881   6.12%
Tax-exempt                                  25,163        486     7.83%        18,751       353   7.63%
                                         ---------  ---------  --------     ---------   -------   -----
Total Securities                           183,488      2,895     6.40%       143,479     2,234   6.31%

Loans (1)
Commercial and agricultural                653,913     14,847     9.21%       420,087     9,949   9.60%
Real estate                                 46,381        977     8.54%        27,103       618   9.25%
Installment and other consumer              22,480        488     8.80%        19,751       455   9.34%
                                         ---------  ---------  --------     ---------   -------   -----
Total loans                                722,774     16,312     9.15%       466,941    11,022   9.57%

Federal funds sold                           9,403        114     4.92%        12,248       171   5.66%
Other                                            -          -     0.00%             -         -   0.00%
                                         ---------  ---------  --------     ---------   -------   -----
TOTAL EARNING ASSETS (TE)                  915,665  $  19,321     8.56%       622,668   $13,427   8.75%
                                                    =========     =====                 =======   =====

NONINTEREST EARNING ASSETS
Cash and due from banks                     10,716                              8,309
Premises and equipment                      13,550                              9,842
Allowance for loan loss                     (8,129)                            (4,773)
Accrued interest and other assets           15,143                             10,031
                                         ---------                          ---------
Total Noninterest Earning Assets            31,280                             23,409
                                         ---------                          ---------
TOTAL ASSETS                             $ 946,945                           $646,077
                                         =========                          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits         $  31,549  $     206     2.65%    $   24,326   $   150   2.50%
Savings deposits                            82,711        872     4.28%        54,334       530   3.96%
Time deposits                              606,457      8,600     5.75%       448,915     6,313   5.70%
                                         ---------  ---------  --------     ---------   -------   -----
Total interest-bearing deposits            720,717      9,678     5.45%       527,575     6,993   5.38%

Fed funds purchased                            525          7     5.41%           105         2   7.72%
Repurchase agreements outstanding            3,812         56     5.96%         1,930        29   6.09%
Federal Home Loan Bank borrowing            19,967        256     5.20%         9,424       134   5.77%
Treasury, tax and loan note                    173          2     4.69%           194         2   4.18%
Other borrowings                             3,214         71     8.96%            -          -   0.00%
                                         ---------  ---------  --------     ---------   -------   -----
Total borrowed funds                        27,691        392     5.74%        11,653       166   5.78%
                                         ---------  ---------  --------     ---------   -------   =====
TOTAL INTEREST BEARING LIABILITIES         748,408  $  10,070     5.46%       539,228   $ 7,160  5.39%
                                                    =========  ========                 =======  =====


NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits         55,426                            37,577
Accrued interest and other liabilities       6,381                             3,710
Stockholders' equity                       136,730                            65,562
                                         ---------                          --------


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $ 946,945                         $ 646,077
                                         =========                         =========



NET INTEREST INCOME AND
INTEREST RATE SPREAD (2)                            $   9,251     3.10%                 $ 6,267  3.36%
                                                    =========  ========                 =======  =====

NET INTEREST MARGIN (3)                                           4.10%                           4.08%
                                                               ========                          =====


                                          FOR THE SIX MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                        -------------------------------           ------------------------------
                                                  JUNE 30, 1998                            JUNE 30, 1997
                                        -------------------------------           ------------------------------
                                        AVERAGE                 AVERAGE           AVERAGE                 AVERAGE
ASSETS                                  BALANCE     INTEREST     RATE             BALANCE     INTEREST     RATE
                                        -------     --------    -------           -------     --------    -------
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                 $154,744     $ 4,730     6.16%           $117,232     $   3,550     6.11%
Tax-exempt                                23,629         911     7.77%             16,594           616     7.49%
                                        --------     -------     -----           --------     ---------     -----
Total Securities                         178,373       5,641     6.38%            133,826         4,166     6.28%

Loans (1)
Commercial and agricultural              594,240      27,921     9.48%            397,439        18,824     9.55%
Real estate                               48,192       2,006     8.39%             26,791         1,227     9.24%
Installment and other consumer            21,940         928     8.53%             18,988           855     9.08%
                                        --------     -------     -----           --------     ---------     -----
Total loans                              664,372      30,855     9.37%            443,218        20,906     9.51%

Federal funds sold                        15,892         417     5.29%             10,644           288     5.46%
Other                                         80           -     0.00%                  -             -     0.00%
                                        --------     -------     -----           --------     ---------     -----
TOTAL EARNING ASSETS (TE)                858,717     $36,913      8.67%           587,688     $  25,360     8.70%
                                                     =======     =====                        =========     =====

NONINTEREST EARNING ASSETS
Cash and due from banks                   11,573                                    8,790
Premises and equipment                    13,217                                    9,663
Allowance for loan loss                   (7,648)                                  (4,518)
Accrued interest and other assets         15,481                                    9,458
                                        --------                                 --------
Total Noninterest Earning Assets          32,623                                   23,393
                                        --------                                 --------
TOTAL ASSETS                            $891,340                                 $611,081
                                        ========                                 ========


LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits        $ 30,337     $   416     2.77%           $ 22,703     $    276      2.45%
Savings deposits                          81,701       1,559     3.85%             51,546          998      3.90%
Time deposits                            584,261      16,714     5.77%            419,807       11,840      5.69%
                                        --------     -------     -----           --------     ---------     -----
Total interest-bearing deposits          696,299      18,689     5.41%            494,056        13,114     5.35%

Fed funds purchased                          987          28     5.72%                734            21     5.77%
Repurchase agreements outstanding          3,617         108     6.02%              2,024            61     6.08%
Federal Home Loan Bank borrowing          17,759         460     5.22%              9,537           271     5.73%
Treasury, tax and loan note                  187           4     4.31%                295             6     4.10%
Other borrowings                           1,969          83     8.50%                  -             -     0.00%
                                        --------     -------     -----           --------     ---------     -----
Total borrowed funds                      24,519         683     5.62%             12,590           359     5.75%
                                        --------     -------     -----           --------     ---------     -----
TOTAL INTEREST BEARING LIABILITIES       720,818     $19,372     5.42%            506,646     $  13,473     5.36%
                                                     =======     =====                        =========     =====


NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits       56,114                                   36,497
Accrued interest and other liabilities     6,229                                    3,595
Stockholders' equity                     108,179                                   64,343
                                        --------                                 --------


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $891,340                                 $611,081
                                        ========                                 ========



NET INTEREST INCOME AND
INTEREST RATE SPREAD (2)                              17,541     3.25%                        $  11,887     3.34%
                                                     =======     =====                        =========     =====

NET INTEREST MARGIN (3)                                          4.12%                                      4.08%
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

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1998 was $6,030,000, an increase of $1,943,000 or 47.5% from the second quarter of 1997. The increase in noninterest expense is primarily a result of the growth of the Company and includes the hiring of additional staff and the opening of new branch facilities. In addition the acquisition costs and ongoing operational expenses related to the acquisition of First Ozaukee Capital Corp., the formation of a de novo bank in Indianapolis, Indiana, and the formation of Marine Trust and Investment Company have resulted in additional operating expenses in the second quarter of 1998 which were not incurred in the second quarter of

1997. Salaries and employee benefits represent the largest component of interest expense. Total salaries and benefits for the second quarter of 1998 were $3,858,000 as compared to $2,421,000 for the second quarter of 1997. The increase in salaries and benefits is a result of hiring additional personnel to staff the new branch facilities and the hiring of additional personnel to adequately manage the growth of the Company. Net occupancy expenses for the second quarter of 1998 were $963,000 as compared to $670,000 for the second quarter of 1997 and this increase is primarily a result of the opening of new branch facilities. Other operating expenses also increased as a result of the growth, from $996,000 for the second quarter of 1997 to $1,209,000 for the second quarter of 1998.

Although total noninterest expenses have increased, the overall operating efficiency of the Company has improved as measured by the overhead efficiency ratio. The overhead efficiency ratio was 57.71% for the quarter ended June 30, 1997 and 57.27% for the quarter ended June 30, 1998.

Noninterest expense for the six month period ended June 30, 1998 was $12,719,000, an increase of $4,746,000 or 59.5% from the six month period ended June 30, 1997. The first six months of 1998 included $1.4 million in non-cash compensation expense as a result of the extension, in February 1998, of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. Had this non-cash compensation expense not been incurred, the increase in the total noninterest expense would have been $3.4 million or 42.0%. Total salaries and benefits for the six month period ended June 30, 1998 were $6,984,000, ignoring the non-cash compensation expenses, as compared to $4,849,000 for the six month period ended June 30, 1997. Net occupancy expenses for the six month period ended June 30,1998 were $1,778,000 as compared to $1,299,000 for the six month period ended June 30, 1997. Other operating expenses also increased from $1,825,000 for the six month period ended June 30, 1997 to $2,561,000 for the six month period ended June 30, 1998. The reasons for the increase in noninterest expenses for the six month period, ignoring the non-cash compensation expenses, generally followed those described above for the second quarter.

The ratio of noninterest expense to average total assets was 2.61% for the six month period ended June 30, 1997 and 2.85% for the six month period ended June 30, 1998. In addition, the overhead efficiency ratio was 59.90% for the six month period ended June 30, 1997 and 63.22% for the six month period ended June 30, 1998.

The following table summarizes noninterest income and noninterest expenses for the periods indicated.

NONINTEREST INCOME AND EXPENSE
(In thousands)

                                            QUARTERS ENDED                        SIX MONTHS ENDED
                                               JUNE 30,                               JUNE 30,
                                   --------------------------------        -------------------------------
                                     1998       1997    % CHANGE            1998        1997    % CHANGE
                                     ----       ----    --------            ----        ----    --------

NONINTEREST INCOME
Trust Income                        $  100     $   58      72.41%          $   164     $  110      49.09%
Service Fees                         1,134        707      60.40%            2,355      1,255      87.65%
Net realized gain on securities          -          -                            -          -
Other operating income                  44         50     (12.00)%              58         59      (1.69)%
                                    ------     ------      -----           -------     ------      -----

TOTAL NONINTEREST INCOME            $1,278     $  815      56.81%          $ 2,577     $1,424      80.97%
                                    ======     ======      =====           =======     ======      =====


NONINTEREST EXPENSE
Salaries and employee benefits      $3,858     $2,421      59.36%          $ 8,380     $4,849      72.82%
Occupancy expenses, net                963        670      43.73%            1,778      1,299      36.87%
Other operating expenses             1,209        996      21.39%            2,561      1,825      40.33%
                                    ------     ------      -----           -------     ------      -----

TOTAL NONINTEREST EXPENSE           $6,030     $4,087      47.54%          $12,719     $7,973      59.53%
                                    ======     ======      =====           =======     ======      =====

INCOME TAXES

Income tax expense totaled $1,125,000 for the quarter ended June 30, 1998 increasing from $781,000 for the same period in 1997 and reflects effective income tax rates of 35.3% and 32.9% respectively. Income tax expense totaled $1,644,000 for the six months ended June 30, 1998 increasing from $1,069,000 for the same period in 1997 and reflects effective income tax rates of 33.0% and 31.6% respectively. The increase in income tax expense is primarily a result of the growth of the Company and the corresponding increase in taxable income.

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

RISK-BASED CAPITAL RATIOS
(In thousands)

                                                            JUNE 30, 1998               DECEMBER 31, 1997         JUNE 30, 1997
                                                        ------------------------    ------------------------   --------------------

                                                          AMOUNT        RATIO         AMOUNT     RATIO          AMOUNT       RATIO
                                                        -----------  -----------    ---------- ----------      ---------   ---------

RISK WEIGHTED ASSETS                                    $ 829,670                    $ 669,975                 $ 521,697
                                                        =========                    =========                 =========

AVERAGE ASSETS (Quarter Only) (1)                       $ 946,945                    $ 786,470                 $ 646,077
                                                        =========                    =========                 =========
CAPITAL COMPONENTS
     Stockholders' equity                               $ 138,178                    $ 100,732                 $  66,294
     Less: Intangibles                                     (3,178)                      (3,340)                   (2,041)
     Add/less: Unrealized loss/(gain) on securities          (292)                        (221)                      (85)
                                                        ---------                    ---------                 ---------
TIER 1  CAPITAL                                           134,708                       97,171                    64,168
     Allowable allowance for loan losses                    8,429                        6,692                     5,017
                                                        ---------                    ---------                 ---------

TOTAL RISK-BASED CAPITAL                                $ 143,137                    $ 103,863                 $  69,185
                                                        =========                    =========                 =========


TIER 1 CAPITAL
     As of Quarter ending                               $ 134,708         16.24%     $  97,171   14.50%        $  64,168     12.30%

     Minimum Required                                      33,187          4.00%        26,799    4.00%           20,868      4.00%
                                                        ---------         -----      ---------   -----         ---------      ----

    Amount in Excess of Minimum                         $ 101,521         12.24%     $  70,372   10.50%        $  43,300      8.30%
                                                        =========         =====      =========    ====         =========      ====

TOTAL RISK-BASED CAPITAL
     As of Quarter ending                               $ 143,137         17.25%     $ 103,863   15.50%        $  69,185     13.26%

     Minimum Required                                      66,374          8.00%        53,598    8.00%           41,736      8.00%
                                                        ---------         -----      ---------   -----         ---------      ----

    Amount in Excess of Minimum                         $  76,763          9.25%     $  50,265    7.50%        $  27,449      5.26%
                                                        =========         =====      =========    ====         =========      ====

LEVERAGE RATIO
     As of Quarter ending                               $ 134,708         14.23%     $  97,171   12.36%        $  64,168      9.93%

     Minimum Required                                      37,878          4.00%        31,459    4.00%           25,843      4.00%
                                                        ---------         -----      ---------   -----         ---------      ----

    Amount in Excess of Minimum                         $  96,830         10.23%     $  65,712    8.36%        $  38,325      5.93%
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



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Central Illinois Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25th day of June 1999.


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