Form 10-Q/A
period 1998-09-30
CENTRAL ILLINOIS BANCORP INC
filed 1999-06-25
CIK 861955

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-Q/A
(Mark One)
[ X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant is filing this amendment to its Form 10-Q for the quarter ended September 30, 1998 to reflect a restatement of its previously filed consolidated financial statements for the three and nine months ended September 30, 1998. The restatement was made to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under the Company's stock option plans.

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

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                         CENTRAL ILLINOIS BANCORP, INC.
                          Consolidated Balance Sheets
                  (dollars in thousands, except share amounts)



                   ASSETS
                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    1998                 1997
                                                                 (UNAUDITED)
                                                                -------------        ------------
Cash and due from banks                                           $   12,206           $   9,774
Securities available for sale at fair value                           85,275              54,347
Securities to be held to maturity (approximate
          fair value of $121,916, $107,282 and
          $101,618, respectively                                     123,295             106,589
Federal funds sold                                                     1,150                  --
Loans - net of allowance for loan losses of
          $9,752, $6,692 and $6,134, respectively                    816,127             609,536
Premises and equipment - net                                          15,437              12,607
Other assets                                                          18,503              14,470
                                                                  ==========            ========
           Total Assets                                           $1,071,993            $807,323
                                                                  ==========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
          Deposits:
                  Demand                                          $   71,935           $  54,474
                  NOW accounts                                        31,711              31,875
                  Savings                                             97,694              64,812
                  Time                                               698,208             531,669
                                                                   ---------            --------
            Total Deposits                                           899,548             682,830

          Federal funds purchased and repurchase agreements            3,712              12,886
          Other borrowings                                            20,067               5,434
          Accrued interest and other liabilities                       7,444               5,441
                                                                  ----------            --------
                  Total Liabilities                                  930,771             706,591
                                                                  ----------            --------

Stockholders' Equity:
          Common stock, par value $1; 50,000,000 shares
                  authorized, 107,088,  90,735 and 71,985
                  issued and outstanding, respectively                   107                  91
          Capital surplus                                            120,309              86,241
          Retained earnings                                           20,020              14,179
          Accumulated other comprehensive income                         786                 221
                                                                  ----------            --------
                  Total Stockholders' Equity                         141,222             100,732
                                                                  ==========            ========
                  Total Liabilities and Stockholders' Equity      $1,071,993            $807,323
                                                                  ==========            ========

                                                                CENTRAL ILLINOIS BANCORP, INC.
                                                  Consolidated Statements of Income and Comprehensive Income
                                                         (dollars in thousands, except share amounts)
                                                                         (Unaudited)


                                                        QUARTER ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                             1998          1997                1998             1997
                                                           --------      --------            --------         --------
Interest Income:
          Interest and fees on loans                       $ 18,543      $ 12,156            $ 49,305         $ 33,009
          Interest and dividends on securities
                  Taxable                                     2,483         1,922               7,109            5,382
                  Tax-exempt                                    357           242                 958              649
                  Dividends                                      45            39                 149              129
          Interest on Federal Funds Sold                        171           181                 588              469
                                                           --------      --------            --------         --------
                  Total Interest Income                      21,599        14,540              58,109           39,638
                                                           --------      --------            --------         --------

Interest Expense:
          Deposits                                           10,799         7,919              29,488           21,033
          Federal Funds purchased and
                  repurchase agreements                          69            25                 202              107
          Other borrowed funds                                  247            82                 795              359
                                                           --------      --------            --------         --------
                  Total Interest Expense                     11,115         8,026              30,485           21,499
                                                           --------      --------            --------         --------

                  Net Interest Income                       10,484          6,514              27,624           18,139
Provision for Loan Losses                                    1,383          1,132               3,396            2,824
                                                          --------       --------            --------         --------
          Net interest income after provision
                  for loan losses                            9,101          5,382              24,228           15,315
                                                          --------       --------            --------         --------

Noninterest Income
          Trust                                                 86             65                 250              175
          Service fees                                       1,177            789               3,532            2,044
          Securities gains (losses)                            133             21                 133               21
          Other                                                 12              1                  68               60
                                                          --------       --------            --------         --------
                  Total Other Income                         1,408            876               3,983            2,300
                                                          --------       --------            --------         --------

Noninterest Expenses:
          Salaries and employees benefits                    4,193          2,654              12,573            7,503
          Occupancy expenses, net                            1,177            726               2,955            2,026
          Other operating expenses                           1,333          1,058               3,894            2,882
                                                          --------       --------            --------         --------
                  Total Other Expenses                       6,703          4,438              19,422           12,411
                                                          --------       --------            --------         --------

                  Income before income taxes                 3,806          1,820               8,789            5,204

Income tax expense                                           1,304            548               2,948            1,617
                                                          --------       --------            --------         --------
          Net Income                                         2,502          1,272               5,841            3,587
                                                          --------       --------            --------         --------

Other Comprehensive Income, net of tax:  Unrealized
gains (losses) on securities:
          Unrealized holding gains (losses)
                  arising during period (net of tax of
                  $354, $80, $398 and $176, respectively      576             130                 647              286
          Less reclassification adjustment for
                  gains (losses) included in net income        82              13                  82               13
                                                          --------       --------            --------         --------

          Other comprehensive income (loss)                   494             117                 565              273
                                                          --------       --------            --------         --------

          Comprehensive Income                            $ 2,996         $ 1,389             $ 6,406          $ 3,860
                                                          ========       ========            ========         ========

Earnings per share (net income):
          Basic                                           $ 23.36         $ 17.73             $ 59.48          $ 50.16
                                                          ========       ========            ========         ========
          Diluted                                         $ 23.12         $ 17.59             $ 59.01          $ 49.88
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


                                                                                           Accumulated
                                                                                           Other
                                                          Par       Capital   Retained     Comprehensive
                                               Shares    Value      Surplus   Earnings     Income            Total
                                              --------   -----     --------   --------     -------------   ---------
Balance, December 31, 1997                     90,735     $ 91     $ 86,241    $14,179           $ 221     $ 100,732

Comprehensive Income:
Net Income                                                                       5,841                         5,841
Other comprehensive Income, net of tax:
Unrealized gains on securities, net of
reclassification adjustment                                                                        565           565
                                                                               -------           -----     ---------
Comprehensive Income:                                                            5,841             565         6,406
                                                                               -------           -----     ---------
Capital Issuance                               16,320        16      32,583                                   32,599
Non-Cash Compensation                              --        --    $  1,444         --              --     $   1,444
Exercise of stock options, net of tax              33                    41                                       41
                                              -------     -----    --------    -------           -----     ---------
Balance, September 30, 1998                   107,088     $ 107    $120,309    $20,020           $ 786       141,222
                                              =======     =====    ========    =======           =====     =========

Balance, December 31, 1996                     67,399        67      49,332      8,903             (71)       58,231

Comprehensive Income:
Net Income                                                                       3,587                         3,587
Other comprehensive income, net of tax:
Unrealized gains on securities, net of
reclassification adjustment                                                                        273           273
                                                                               -------           -----     ---------
Comprehensive Income:                                                            3,587             273         3,860
                                                                               -------           -----     ---------

Capital issuance                                4,063         4       5,452                                    5,456
Exercise of stock options, net of tax             523         1         530                                      531
                                              -------     -----    --------    -------           -----     ---------
Balance, September 30, 1997                    71,985     $  72    $ 55,314    $12,490           $ 202      $ 68,078
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

         The Company restated its financial statements as of and for the three and nine month periods ended September 30, 1998 from those previously issued. The restatement was made to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. As a result of this restatement, which is reflected in the accompanying financial statements, salaries and employee benefits expense for the three and nine month periods ended September 30, 1998, increased by $48, and $1,444 and net income decreased by $29 and $872, respectively, from the amounts previously reported. Basic earnings per share was reduced by $.27 and $8.88, and diluted earnings per share was reduced by $.17 and $8.51, for the three and nine month periods ended September 30, 1998, respectively, from the amounts previously reported.

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

OVERVIEW

Net income for the third quarter of 1998 was $2,502,000 as compared to $1,272,000 for the third quarter of 1997, representing a 96.7% increase. Basic and diluted earnings per share were $23.36 and $23.12, respectively for the three months ended September 30, 1998 as compared to $17.73 and $17.59, respectively for the three months ended September 30, 1997. Basic earnings per share increased 31.8% from the quarter ended September 30, 1997 to the quarter ended September 30, 1998 and diluted earnings per share increased 31.4% for the same period. The return on average assets for the third quarter ended September 30, 1998 was 0.96% as compared to 0.73% for the third quarter ended September 30, 1997. The return on average equity for the third quarter ended September 30, 1998 was 7.07% as compared to 7.46% for the third quarter ended September 30, 1997.

Net income for the nine months ended September 30, 1998 was $5,841,000 as compared to $3,587,000 for the nine months ended September 30, 1997, representing a 62.8% increase. Basic and diluted earnings per share were $59.48 and $59.01, respectively for the nine months ended September 30, 1998 as compared to $50.16 and $49.88, respectively for the nine months ended September 30, 1997. The return on average assets for the nine months ended September 30, 1998 was 0.83% as compared to 0.75% for the nine months ended September 30, 1997. The return on average equity for the nine months ended September 30, 1998 was 6.56% as compared to 7.13% for the nine months ended September 30, 1997.

Net income for the nine months ended September 30, 1998 included $1.4 million pre-tax or $0.9 million after-tax, non-cash compensation expense related to the extension of the expiration date of all previously issued and outstanding stock options granted under the Company's stock option plans as of February 25, 1998. The remainder of the increase in net income of $1.5 million is primarily a result of the growth of the Company. Total assets increased 32.7% from $807 million at December 31, 1997 to $1.07 billion at September 30, 1998. This growth is a result of the Company's continuing strategy of hiring experienced professionals who have been able to generate increased loan volume for the Company at its new and existing facilities. During the nine month period ended September 30, 1998 the Company hired additional experienced professionals to manage the six new banking facilities established during this period, including a de novo bank in Indianapolis, a separate branch facility in Indianapolis, two branch facilities in the Milwaukee area and two branch facilities in the Chicago area, including the assumption of the deposit liabilities of the Gurnee, Illinois branch facility of Argo Federal Savings, FSB. Details regarding prior acquisitions and branches are contained in the Company's Form 10, as amended, filed on June 25, 1998 and also in the Company's June 30, 1998 Form 10-Q/A.

The following table presents selected consolidated financial information for the Company.

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share amounts)

                                                   Quarters Ended September 30,        Nine Months Ended September 30,
                                                   ----------------------------        -------------------------------
                                                     1998               1997             1998                  1997
                                                   --------           --------         --------              --------
                  SUMMARY OF OPERATIONS
Interest income - tax equivalent                   $ 21,826           $ 14,712         $ 58,739              $ 40,071
Interest expense                                     11,115              8,026           30,485                21,499
                                                   --------           --------         --------              --------

Net interest income - tax equivalent                 10,711              6,686           28,254                18,572
Tax equivalent adjustment                              (227)              (172)            (630)                 (433)
                                                   --------           --------         --------              --------

Net interest income                                  10,484              6,514           27,624                18,139
Provision for loan losses                             1,383              1,132            3,396                 2,824
                                                   --------           --------         --------              --------

Net interest income after provision
for loan losses                                       9,101              5,382           24,228                15,315

Noninterest income                                    1,408                876            3,983                 2,300
Noninterest expenses                                  6,703              4,438           19,422                12,411
                                                   --------           --------         --------              --------

Income before income taxes                            3,806              1,820            8,789                 5,204
Income tax expense                                    1,304                548            2,948                 1,617
                                                   --------           --------         --------              --------

NET INCOME                                         $  2,502           $  1,272         $  5,841              $  3,587
                                                   ========           ========         ========              ========

                  PER SHARE DATA (1)

Earnings per share - Basic                         $  23.36           $  17.73         $  59.48              $  50.16
Earnings per share - Diluted                          23.12              17.59            59.01                 49.88
Cash dividends                                            -                  -                -                     -
Book Value per share                               1,318.75             945.72


                                                                  At and for the                      At and for the
                                                                  Quarters Ended,                   Nine Months Ended,
                                                       -----------------------------------    ---------------------------------
                                                       September 30,         September 30,    September 30,       September 30,
                                                            1998                 1997             1998                1997
                                                       -------------        --------------    -------------       -------------
               SELECTED ACTUAL BALANCES
Total assets                                           $ 1,071,993           $ 762,088
Earning assets                                           1,035,599             731,809
Investment securities available -for-sale                   85,275              59,572
Investment securities held-to-maturity                     123,295             101,039
Loans                                                      825,879             546,598
Allowance for loan losses                                   (9,752)             (6,134)
Total deposits                                             899,548             671,507
Noninterest-bearing demand deposits                         71,935              43,723
Interest-bearing demand deposits                            31,711              25,425
Savings deposits                                            97,694              82,188
Time deposits                                              698,209             520,171
Other borrowings                                            23,779              17,430
Stockholders' equity                                       141,222              68,078


               SELECTED AVERAGE BALANCES
Total assets                                           $ 1,035,010           $ 691,418           $ 940,006            $ 640,947
Earning assets                                             997,661             664,266             905,564              614,535
Securities                                                 193,042             147,786             183,317              139,523
Loans                                                      792,086             502,377             707,411              463,155
Allowance for loan losses                                   (9,084)             (5,401)             (8,132)              (4,816)
Total deposits                                             864,010             611,861             789,972              558,894
Noninterest-bearing demand deposits                         64,052              40,134              58,800               38,664
Interest-bearing demand deposits                            31,840              24,351              30,843               23,259
Savings deposits                                            93,799              55,074              85,778               52,734
Time deposits                                              674,319             492,302             614,551              444,237
Other borrowings                                            24,238               6,634              24,434               10,608
Stockholders' equity                                       140,466              67,665             119,111               67,265

           RATIOS BASED ON AVERAGE BALANCES
Loans to deposits                                            91.68%              82.11%              89.55%               82.87%
Return on average assets                                      0.96%               0.73%               0.83%                0.75%
Return on average equity                                      7.07%               7.46%               6.56%                7.13%
Dividend payout ratio                                         0.00%               0.00%               0.00%                0.00%
Leverage capital ratio                                       13.32%               8.80%                 N/A                  N/A
Efficiency ratio   (2)                                       55.92%              58.85%              60.50%               59.52%

                      OTHER DATA
Number of employees (FTE)                                      384                 310                 384                  310
Shares outstanding                                         107,088              71,985             107,088               71,985
Weighted average shares outstanding - Basic (1)            107,088              71,757              98,199               71,517
Weighted average shares outstanding - Diluted (1)          108,206              72,329              98,971               71,908
Cash Dividends declared                                $         -           $       -           $       -            $       -

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

AVERAGE BALANCES AND INTEREST RATES (In thousands)

                                                     For the Three Months Ended                 For the Three Months Ended
                                                         September 30, 1998                        September 30, 1997
                                               -------------------------------------      -------------------------------------
                                                 AVERAGE                     AVERAGE       AVERAGE                      AVERAGE
ASSETS                                           BALANCE       INTEREST        RATE        BALANCE        INTEREST       RATE
                                               ----------      --------      -------      ----------      --------      -------
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                        $  165,631      $  2,528        6.06%      $  127,968      $  1,961        6.08%
Tax-exempt                                         27,411           541        7.83%          19,818           367        7.35%
                                               ----------      --------      -------      ----------      --------      -------
Total Securities                                  193,042         3,069        6.31%         147,786         2,328        6.25%

Loans (1)
Commercial                                        724,446        17,113        9.37%         454,113        11,075        9.68%
Real estate                                        43,498           947        8.64%          27,461           641        9.26%
Installment and other consumer                     24,142           526        8.64%          20,803           487        9.29%
                                               ----------      --------      -------      ----------      --------      -------
Total loans                                       792,086        18,586        9.31%         502,377        12,203        9.64%

Federal funds sold                                 12,533           171        5.41%          14,096           181        5.09%
Other                                                   -             -        0.00%               7             -        0.00%
                                               ----------      --------      -------      ----------      --------      -------
TOTAL EARNING ASSETS (TE)                         997,661      $ 21,826        8.68%         664,266      $ 14,712        8.79%
                                                               ========      =======                      ========      =======

NONINTEREST EARNING ASSETS
Cash and due from banks                            13,655                                     10,592
Premises and equipment                             14,808                                      9,999
Allowance for loan loss                            (9,084)                                    (5,401)
Accrued interest and other assets                  17,970                                     11,962
                                               ----------                                 ----------
Total Noninterest Earning Assets                   37,349                                     27,152
                                               ----------                                 ----------
TOTAL ASSETS                                   $1,035,010                                  $ 691,418
                                               ==========                                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits                 $ 31,840         $ 225        2.80%      $   24,351      $    163        2.66%
Savings deposits                                   93,799           972        4.11%          55,074           531        3.83%
Time deposits                                     674,319         9,602        5.65%         492,302         7,225        5.82%
                                               ----------      --------      -------      ----------      --------      -------
Total interest-bearing deposits                   799,958        10,799        5.36%         571,727         7,919        5.50%

Fed funds purchased                                   677             9        5.27%              49             -        0.00%
Repurchase agreements outstanding                   4,329            63        5.77%           1,939            27        5.52%
Federal Home Loan Bank borrowing                   19,038           242        5.04%           2,150            31        5.72%
Treasury, tax and loan note                           194             2        4.09%             173             -        0.00%
Other borrowings                                        -             -        0.00%           2,323            49        8.37%
                                               ----------      --------      -------      ----------      --------      -------
Total borrowed funds                               24,238           316        5.17%           6,634           107        6.40%
                                               ----------      --------      -------      ----------      --------      -------
TOTAL INTEREST BEARING LIABILITIES                824,196      $ 11,115        5.35%         578,361      $  8,026        5.51%
                                                               ========      =======                      ========      =======
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits                64,052                                     40,134
Accrued interest and other liabilities              6,296                                      5,258
Stockholders' equity                              140,466                                     67,665
                                               ----------                                 ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $1,035,010                                 $  691,418
                                               ==========                                 ==========
NET INTEREST INCOME AND
INTEREST RATE SPREAD (2)                                       $ 10,711        3.33%                      $  6,686        3.28%
                                                               ========      =======                      ========      =======
NET INTEREST MARGIN (3)                                                        4.26%                                      3.99%
                                                                             =======                                    =======



                                                     For the Nine Months Ended                  For the Nine Months Ended
                                                         September 30, 1998                        September 30, 1997
                                               -------------------------------------      -------------------------------------
                                                 AVERAGE                     AVERAGE       AVERAGE                      AVERAGE
ASSETS                                           BALANCE       INTEREST        RATE        BALANCE        INTEREST       RATE
                                               ----------      --------      -------      ----------      --------      -------
INTEREST EARNING ASSETS (TE)
Securities
Taxable                                        $  158,413       $ 7,258        6.13%       $ 121,842       $ 5,511        6.05%
Tax-exempt                                         24,904         1,452        7.80%          17,681           983        7.43%
                                               ----------      --------      -------      ----------      --------      -------
Total Securities                                  183,317         8,710        6.35%         139,523         6,494        6.22%

Loans (1)
Commercial                                        638,450        45,038        9.43%         416,613        29,904        9.60%
Real estate                                        46,279         2,949        8.52%          26,942         1,873        9.29%
Installment and other consumer                     22,682         1,454        8.57%          19,600         1,331        9.08%
                                               ----------      --------      -------      ----------      --------      -------
Total loans                                       707,411        49,441        9.34%         463,155        33,108        9.56%

Federal funds sold                                 14,760           588        5.33%          11,855           469        5.29%
Other                                                  76             -        0.00%               2             -        0.00%
                                               ----------      --------      -------      ----------      --------      -------
TOTAL EARNING ASSETS (TE)                         905,564      $ 58,739        8.67%         614,535      $ 40,071        8.72%
                                                               ========      =======                      ========      =======
NONINTEREST EARNING ASSETS
Cash and due from banks                            12,424                                     10,656
Premises and equipment                             13,768                                      9,776
Allowance for loan loss                            (8,132)                                    (4,816)
Accrued interest and other assets                  16,382                                     10,796
                                               ----------                                 ----------
Total Noninterest Earning Assets                   34,442                                     26,412
                                               ----------                                 ----------
TOTAL ASSETS                                   $  940,006                                 $  640,947
                                               ==========                                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits               $   30,843      $    640        2.77%        $ 23,259         $ 438        2.52%
Savings deposits                                   85,778         2,531        3.94%          52,734         1,518        3.85%
Time deposits                                     614,551        26,317        5.73%         444,237        19,077        5.74%
                                               ----------      --------      -------      ----------      --------      -------
Total interest-bearing deposits                   731,172        29,488        5.39%         520,230        21,033        5.41%

Fed funds purchased                                   752            31        5.51%             482            20        5.55%
Repurchase agreements outstanding                   3,930           172        5.85%           2,015            87        5.77%
Federal Home Loan Bank borrowing                   18,289           708        5.18%           7,068           304        5.75%
Treasury, tax and loan note                           190             5        3.52%             260             6        3.09%
Other borrowings                                    1,273            81        8.51%             783            49        8.37%
                                               ----------      --------      -------      ----------      --------      -------
Total borrowed funds                               24,434           997        5.46%          10,608           466        5.87%
                                               ----------      --------      -------      ----------      --------      -------
TOTAL INTEREST BEARING LIABILITIES                755,606      $ 30,485        5.39%         530,838      $ 21,499        5.41%
                                                               ========      =======                      ========      =======
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits                58,800                                     38,664
Accrued interest and other liabilities              6,489                                      4,180
Stockholders' equity                              119,111                                     67,265
                                               ----------                                 ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $  940,006                                 $  640,947
                                               ==========                                 ==========
NET INTEREST INCOME AND
INTEREST RATE SPREAD (2)                                       $ 28,254        3.28%                      $ 18,572        3.30%
                                                               ========      =======                      ========      =======
NET INTEREST MARGIN (3)                                                        4.17%                                      4.04%
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

Noninterest Expense

Noninterest expense for the third quarter of 1998 was $6,703,000, an increase of $2,265,000 or 51.0% from the third quarter of 1997. The increase in noninterest expense is primarily a result of the growth of the Company and includes the hiring of additional staff and the opening of new branch facilities. In addition, the ongoing operational expenses related to the acquisition of First Ozaukee Capital Corp., the formation of a de novo bank in Indianapolis, Indiana, and the formation of Marine Trust and Investment Company have resulted in additional operating expenses in the third quarter of 1998 which were not incurred in the third quarter of 1997. Salaries and employee benefits represent the largest component of noninterest expense. Total salaries and benefits for the third quarter of 1998 were $4,193,000 as compared to $2,654,000 for the third quarter of 1997. The increase in salaries and benefits is a result of hiring additional personnel to staff the new branch facilities and the hiring of additional personnel to adequately manage the growth of the Company. Net occupancy expenses for the third quarter of 1998 were $1,177,000 as compared to $726,000 for the third quarter of 1997 and the increase is primarily a result of the opening of new branch facilities. Other operating expenses also increased as a result of the growth, from $1,058,000 for the third quarter of 1997 to $1,333,000 for the third quarter of 1998.

Although total noninterest expenses have increased, the overall operating efficiency of the Company has improved as measured by the overhead efficiency ratio. The overhead efficiency ratio has improved from 58.8% for the quarter ended September 30, 1997 to 55.9% for the quarter ended September 30, 1998.

Noninterest expense for the nine month period ended September 30, 1998 was $19,422,000, an increase of $7,011,000 from the nine month period ended September 30, 1997. The first nine months of 1998 included $1.4 million in non-cash compensation expense as a result of the extension, in February 1998, of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. Had this non-cash compensation expense not been incurred, the increase in the total noninterest expense would have been $5.6 million or 44.9%. Total salaries and benefits for the nine month period ended September 30, 1998, ignoring the non-cash compensation expense, were $11,129,000 as compared to $7,503,000 for the nine month period ended September 30, 1997. Net occupancy expenses for the nine month period ended September 30,1998 were $2,955,000 as compared to $2,026,000 for the nine month period ended September 30, 1997. Other operating expenses also increased from $2,882,000 for the nine month period ended September 30, 1997 to $3,894,000 for the nine month period ended September 30, 1998. The reasons for the increase in noninterest expenses for the nine month period generally followed those described above for the third quarter.

The overhead efficiency ratio was 59.52% for the nine month period ended September 30, 1997 and 60.50% for the nine month period ended September 30, 1998.

The following table summarizes noninterest income and noninterest expenses for the periods indicated.


NONINTEREST INCOME AND EXPENSE
(In thousands)

                                         Quarters Ended                                  Nine Months Ended
                                          September 30,                                     September 30,
                                     -----------------------                          -------------------------
                                       1998            1997          % CHANGE          1998              1997          % CHANGE
                                     -------         -------         --------         -------           -------         -------
NONINTEREST INCOME
Trust Income                         $    86            $ 65           32.31%         $   250           $   175          42.86%
Service Fees                           1,177             789           49.18%         $ 3,532           $ 2,044          72.80%
Net realized gain on securities          133              21          533.33%             133                21         533.33%
Other operating income                    12               1         1100.00%              68                60          13.33%
                                     -------         -------         --------         -------           -------         -------

TOTAL NONINTEREST INCOME             $ 1,408         $   876           60.73%         $ 3,983           $ 2,300          73.17%
                                     =======         =======         ========         =======           =======         =======


NONINTEREST EXPENSE
Salaries and employee benefits       $ 4,193         $ 2,654           57.99%         $12,573           $ 7,503          67.57%
Occupancy expenses, net                1,177             726           62.12%           2,955             2,026          45.85%
Other operating expenses               1,333           1,058           25.99%           3,894             2,882          35.11%
                                     -------         -------         --------         -------           -------         -------

TOTAL NONINTEREST EXPENSE            $ 6,703         $ 4,438           51.04%         $19,422           $12,411          56.49%
                                     =======         =======         ========         =======           =======         =======

Income Taxes

Income tax expense totaled $1,304,000 for the quarter ended September 30, 1998 increasing from $548,000 for the same period in 1997 and reflects effective income tax rates of 34.3% and 30.1% respectively. Income tax expense totaled $2,948,000 for the nine months ended September 30, 1998 increasing from $1,617,000 for the same period in 1997 and reflects effective income tax rates of 33.5% and 31.1% respectively. The increase in income tax expense is primarily a result of the growth of the Company and the corresponding increase in taxable income.

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

RISK-BASED CAPITAL RATIOS
(In thousands)

                                                 September 30, 1998             December 31, 1997          September 30, 1997
                                              -----------------------        ----------------------      ---------------------
                                                 Amount        Ratio           Amount        Ratio        Amount        Ratio
                                              -----------      -----         ---------       -----       --------       -----
RISK WEIGHTED ASSETS                          $   919,031                    $ 669,975                   $601,571
                                              ===========                    =========                   ========
AVERAGE ASSETS (Quarter Only) (1)             $ 1,031,130                    $ 786,470                   $730,915
                                              ===========                    =========                   ========
CAPITAL COMPONENTS
     Stockholders' equity                     $   141,222                    $ 100,732                   $ 68,078
     Less: Intangibles                             (3,098)                      (3,340)                    (3,576)
     Add/less: Unrealized loss/(gain)
     on securities                                   (786)                        (221)                      (202)
                                              -----------                    ---------                   --------
TIER 1  CAPITAL                                   137,338                       97,171                     64,300
     Allowable allowance for loan losses            9,752                        6,692                      6,134
                                              -----------                    ---------                   --------
TOTAL RISK-BASED CAPITAL                      $   147,090                    $ 103,863                   $ 70,434
                                              ===========                    =========                   ========
TIER 1 CAPITAL
     As of Quarter ending                     $   137,338      14.94%        $  97,171       14.50%      $ 64,300      10.69%

     Minimum Required                              36,761       4.00%           26,799        4.00%        24,063       4.00%
                                              -----------      ------        ---------       ------      --------      ------
    Amount in Excess of Minimum               $   100,577      10.94%        $  70,372       10.50%      $ 40,237       6.69%
                                              ===========      ======        =========       ======      ========      ======
TOTAL RISK-BASED CAPITAL
     As of Quarter ending                     $   147,090      16.00%        $ 103,863       15.50%      $ 70,434      11.71%

     Minimum  Required                             73,522       8.00%           53,598        8.00%        48,126       8.00%
                                              -----------      ------        ---------       ------      --------      ------
    Amount in Excess of Minimum               $    73,568       8.00%        $  50,265        7.50%      $ 22,308       3.71%
                                              ===========      ======        =========       ======      ========      ======
LEVERAGE RATIO
     As of Quarter ending                     $   137,338      13.32%        $  97,171       12.36%      $ 64,300       8.80%

     Minimum  Required                             41,245       4.00%           31,459        4.00%        29,237       4.00%
                                              -----------      ------        ---------       ------      --------      ------
    Amount in Excess of Minimum               $    96,093       9.32%        $  65,712        8.36%      $ 35,063       4.80%
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