Form 10-Q
period 1999-06-30
CENTRAL ILLINOIS BANCORP INC
filed 1999-08-16
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------

                                   Form 10-Q

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                        Commission File number 000-24149

                         CENTRAL ILLINOIS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   ILLINOIS                                      37-1203599
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
               or organization)

                N27 W24025 PAUL COURT, PEWAUKEE, WISCONSIN 53072
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 695-6010
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                       No [ ]

     At August 13, 1999 the Company had 107,180 shares of $1.00 par value common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CENTRAL ILLINOIS BANCORP, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
                                                              (In thousands, except share data)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   23,683     $   14,980
  Federal Funds Sold........................................         577          7,100
                                                              ----------     ----------
Total Cash and Cash Equivalents.............................      24,260         22,080
                                                              ----------     ----------
Loans - Held for Sale.......................................       3,568          8,900
Securities:
  Available for Sale, at fair value.........................     192,111        114,545
  Held to Maturity (approximate fair value of $96,134 and
     $103,540, respectively)................................      95,066        101,739
                                                              ----------     ----------
Total Securities............................................     287,177        216,284
                                                              ----------     ----------
Loans.......................................................   1,113,721        915,711
  Less: Allowance for Loan Loss.............................     (13,000)       (10,657)
                                                              ----------     ----------
Net Loans...................................................   1,100,721        905,054
                                                              ----------     ----------
Premises and Equipment, net.................................      20,511         15,524
Accrued Interest Receivable.................................      10,491          8,839
Deferred Income Taxes.......................................       6,818          4,253
Goodwill and Core Deposit Intangibles, net..................      12,888          3,727
Foreclosed Properties.......................................          --             --
Other Assets................................................       2,082          1,862
                                                              ----------     ----------
     Total Assets...........................................  $1,468,516     $1,186,523
                                                              ==========     ==========
LIABILITIES
Deposits:
  Non-Interest Bearing Demand...............................  $   87,716     $   80,280
  Interest Bearing Demand...................................      38,631         40,036
  Savings...................................................     166,130        110,055
  Time......................................................     955,335        780,662
                                                              ----------     ----------
     Total Deposits.........................................   1,247,812      1,011,033
                                                              ----------     ----------
Short-term Borrowings.......................................      43,821          3,255
Accrued Interest Payable....................................       5,270          4,880
Accrued Income Taxes........................................         311            921
Other Liabilities...........................................       2,203          2,338
Long-term Borrowings........................................      20,000         20,000
                                                              ----------     ----------
     Total Liabilities......................................   1,319,417      1,042,427
                                                              ----------     ----------
STOCKHOLDERS' EQUITY
Common Stock, $1 par value; 50,000,000 Shares Authorized,
  107,178 and 107,153, Issued and Outstanding,
  respectively..............................................         107            107
Capital Surplus.............................................     120,527        120,381
Retained Earnings...........................................      29,100         22,833
Accumulated Other Comprehensive (Loss) Income...............        (635)           775
                                                              ----------     ----------
     Total Stockholders' Equity.............................     149,099        144,096
                                                              ----------     ----------
     Total Liabilities and Stockholders' Equity.............  $1,468,516     $1,186,523
                                                              ==========     ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        QUARTER ENDED       SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
                                                         (In thousands, except share data)
INTEREST AND DIVIDEND INCOME
Loans..............................................  $ 23,203   $ 16,148   $ 43,879   $ 30,557
Loans Held For Sale................................        78        120        168        205
Securities:
  Taxable..........................................     3,639      2,304      6,424      4,626
  Tax-exempt.......................................       415        321        797        601
  Dividends........................................        51        104        102        104
Federal Funds Sold.................................        62        114        111        417
                                                     --------   --------   --------   --------
     Total Interest and Dividend Income............    27,448     19,111     51,481     36,510
                                                     --------   --------   --------   --------
INTEREST EXPENSE
Deposits...........................................    13,789      9,678     25,780     18,689
Short-term Borrowings..............................       330        137        476        223
Long-term Borrowings...............................       253        255        503        460
                                                     --------   --------   --------   --------
     Total Interest Expense........................    14,372     10,070     26,759     19,372
                                                     --------   --------   --------   --------
Net Interest Income................................    13,076      9,041     24,722     17,138
Provision for Loan Loss............................     1,484      1,105      2,970      2,013
                                                     --------   --------   --------   --------
     Net Interest Income After Provision for Loan
       Loss........................................    11,592      7,936     21,752     15,125
                                                     --------   --------   --------   --------
NONINTEREST INCOME
Loan Fees..........................................       722        575      1,325      1,244
Deposit Service Charges............................       339        341        646        654
Other Service Fees.................................       111        110        196        208
Trust..............................................       130        100        263        164
Gain on Sale of Branch.............................        --         --        805         --
Other..............................................        21         44         25         59
Securities Gains, net..............................        --         --         --         --
                                                     --------   --------   --------   --------
     Total Noninterest Income......................     1,323      1,170      3,260      2,329
                                                     --------   --------   --------   --------
NONINTEREST EXPENSE
Salaries and Employee Benefits.....................     4,796      3,859      9,481      8,380
Equipment..........................................       505        337      1,016        599
Occupancy and Premises.............................       718        505      1,350        981
Professional Services..............................       480        138        704        240
Advertising / Marketing............................       197        142        349        282
Amortization of Intangibles........................       242         81        343        162
Other..............................................     1,174        860      2,108      1,827
                                                     --------   --------   --------   --------
     Total Noninterest Expense.....................     8,112      5,922     15,351     12,471
                                                     --------   --------   --------   --------
Income Before Income Taxes.........................     4,803      3,184      9,661      4,983
Income Tax Expense.................................     1,658      1,125      3,394      1,644
                                                     --------   --------   --------   --------
NET INCOME.........................................  $  3,145   $  2,059   $  6,267   $  3,339
                                                     ========   ========   ========   ========
EARNINGS PER SHARE
Basic..............................................  $  29.35   $  21.31   $  58.48   $  35.64
Diluted............................................  $  29.01   $  21.14   $  57.83   $  35.42

Weighted Average Shares -- Basic...................   107,165     96,586    107,159     93,682
Weighted Average Shares -- Diluted.................   108,395     97,397    108,361     94,277

     See accompanying Notes to Unaudited Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                        COMMON STOCK                            ACCUMULATED
                                       ---------------                             OTHER
                                                  PAR    CAPITAL    RETAINED   COMPREHENSIVE
                                       SHARES    VALUE   SURPLUS    EARNINGS      INCOME        TOTAL
                                       -------   -----   --------   --------   -------------   --------
                                                      (In thousands, except share data)
BALANCE, DECEMBER 31, 1997...........   90,735   $ 91    $ 86,241   $14,179       $   221      $100,732
Comprehensive Income:
Net Income...........................                                 3,339                       3,339
Other Comprehensive Income:
  Unrealized Securities Holding Gains
     Arising During the Period.......                                                 111           111
  Income Tax Effect..................                                                 (40)          (40)
                                                                    -------       -------      --------
                                                                      3,339            71         3,410
                                                                    -------       -------      --------
Common Stock Issuance................   16,320     16      32,583                                32,599
Exercise of Stock Options............       33                 50                                    50
Non-Cash Compensation................                       1,387                                 1,387
                                       -------   ----    --------   -------       -------      --------
BALANCE, JUNE 30, 1998...............  107,088   $107    $120,261   $17,518       $   292      $138,178
                                       =======   ====    ========   =======       =======      ========

BALANCE, DECEMBER 31, 1998...........  107,153   $107    $120,381   $22,833       $   775      $144,096
Comprehensive Income:
Net Income...........................                                 6,267                       6,267
Other Comprehensive Income:
  Unrealized Securities Holding
     Losses Arising During the
     Period..........................                                              (2,289)       (2,289)
  Income Tax Effect..................                                                 879           879
                                                                    -------       -------      --------
                                                                      6,267        (1,410)        4,857
                                                                    -------       -------      --------
Exercise of Stock Options............       25                 54                                    54
Non-Cash Compensation................                          92                                    92
                                       -------   ----    --------   -------       -------      --------
BALANCE, JUNE 30, 1999...............  107,178   $107    $120,527   $29,100       $  (635)     $149,099
                                       =======   ====    ========   =======       =======      ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................    $     6,267    $     3,339

Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization.............................            574            760
  Non-Cash Compensation.....................................             92          1,387
  Provision for Loan Loss...................................          2,970          2,013
  Originations of Loans Held for Sale.......................        (68,938)       (82,481)
  Proceeds from Sale of Loans Held for Sale.................         74,270         81,555
  Deferred Tax Benefit......................................         (2,296)        (1,365)
  Gain on Sale of Branch....................................           (805)            --
  Gain on Sale of Other Assets..............................             (4)           (15)
  Decrease in Interest Receivable and Other Assets..........         (2,059)        (1,157)
  Increase (Decrease) in Interest Payable and Other
     Liabilities............................................           (382)           600
                                                                -----------    -----------
     Net Cash Provided by Operating Activities..............          9,689          4,636
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of Securities Available for Sale...............         19,604         13,927
  Maturities of Securities Held to Maturity.................         44,037          8,611
  Purchase of Securities Available for Sale.................        (97,602)       (32,207)
  Purchase of Securities Held to Maturity...................        (40,375)       (17,163)
  Proceeds from Sales of Securities Available for Sale......             --            291
  Repayments of Mortgage-Backed Securities Held to
     Maturity...............................................          3,023          2,949
  Repayments of Mortgage-Backed Securities Available for
     Sale...................................................          2,350          1,083
  Purchase of Mortgage-Backed Securities Available for
     Sale...................................................         (3,505)            --
  Purchase of FHLB Stock Available for Sale.................           (898)        (1,014)
  Net Increase in Loans.....................................       (212,088)      (128,544)
  Proceeds from Sale of Repossessed Property................             --            421
  Proceeds from Sale of Fixed Assets........................              7             --
  Proceeds from Sale of Branch..............................          3,085             --
  Capital Expenditures......................................         (1,460)        (1,590)
  Purchase of Branch Assets and Deposits....................        101,491             --
                                                                -----------    -----------
     Net Cash Used in Investing Activities..................       (182,331)      (153,236)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Deposits......................................        133,633        122,985
  Proceeds from Long-term Borrowings........................             --         20,000
  Repayments of Long-term Borrowings........................             --         (5,150)
  Proceeds from Capital Transactions........................             54         32,649
  Net Increase (Decrease) in Short-term Borrowings..........         41,135        (12,198)
                                                                -----------    -----------
          Net Cash Provided by Financing Activities.........        174,822        158,286
                                                                -----------    -----------
Net Increase in Cash and Cash Equivalents...................          2,180          9,686
Cash and Cash Equivalents, Beginning of Period..............         22,080          9,774
                                                                -----------    -----------
Cash and Cash Equivalents, End of Period....................    $    24,260    $    19,460
                                                                ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................    $    26,369    $    17,461
  Income taxes..............................................          5,750          3,012

     See accompanying Notes to Unaudited Consolidated Financial Statements

                         CENTRAL ILLINOIS BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   (dollars in thousands, except share data)

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with Central Illinois Bancorp, Inc.'s ("Company") 1998 Annual Report on Form 10 K/A. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly the financial condition, results of operations and cash flows as of and for the three and six-months ended June 30, 1999 and 1998. The results of operations for the three and six-months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year.

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

     Reclassifications have been made to certain amounts as of December 31, 1998 and for the three and six-months ended June 30, 1998, to be consistent with classifications for 1999.

NOTE 2--EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                        1999       1998       1999       1998
                                                      --------    ------    --------    ------
NET INCOME........................................    $  3,145    $2,059    $  6,267    $3,339
                                                      ========    ======    ========    ======
Weighted average shares outstanding:
  Basic...........................................     107,165    96,586     107,159    93,682
     Effect of dilutive stock options
       outstanding................................       1,230       811       1,202       595
                                                      --------    ------    --------    ------
  Diluted.........................................     108,395    97,397     108,361    94,277
                                                      ========    ======    ========    ======
EARNINGS PER SHARE:
  Basic...........................................    $  29.35    $21.31    $  58.48    $35.64
     Effect of dilutive stock options
       outstanding................................        (.34)     (.17)       (.65)     (.22)
                                                      --------    ------    --------    ------
  Diluted.........................................    $  29.01    $21.14    $  57.83    $35.42
                                                      ========    ======    ========    ======

NOTE 3--BUSINESS COMBINATIONS

     On June 25, 1999, the Company entered into an agreement to purchase a banking office in Zion, Illinois, along with approximately $2.8 million in loans and $30.7 million of deposits. The net purchase price for premises and equipment and deposit premium is estimated to be $2.8 million. The net difference between loans, premises and equipment, deposits and premium paid will be received in cash. The transaction, which is expected to close on or about September 24, 1999, will be accounted for as a purchase. The estimated excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed in the amount of $2.3 million will be amortized for up to 15 years using the straight-line method.

                         CENTRAL ILLINOIS BANCORP, INC.

                   (dollars in thousands, except share data)

NOTE 4--LONG-TERM BORROWINGS

     The following table presents information regarding long-term borrowings from the Federal Home Loan Bank of Chicago (the "FHLB") that are included in the balance sheet at June 30, 1999 and December 31, 1998:

JUNE 30, 1999 AND
DECEMBER 31, 1998    CALLABLE
------------------    @ PAR     SCHEDULED
BALANCE      RATE     AFTER     MATURITY
-------      -----   --------   ---------
  3,000      5.59%       N/A      8/2/99
  2,000      5.02%   2/20/99     2/20/03
  3,250      4.70%   1/16/99     1/16/08
  3,250      4.95%   1/16/01     1/16/08
  2,500      4.95%   1/16/01     1/16/08
  2,000      4.95%   1/16/01     1/16/08
  2,000      4.75%   1/20/99     1/20/08
  2,000      5.09%   2/20/01     2/20/08
-------      -----
$20,000      5.01%
=======      =====

     The Company is required by the FHLB to maintain qualifying collateral as security for all borrowings, including the $13.5 million in short-term borrowings outstanding with the FHLB at June 30, 1999. Under current arrangements, the debt to collateral ratio for pledged 1-4 family mortgages cannot exceed 60%. The debt to collateral ratio for securities pledged generally ranges between 70% and 95%, depending on the type of security. At June 30, 1999, the Company had pledged collateral of $51.0 million, comprised of $32.0 million in 1-4 family residential mortgages not more than 90 days delinquent and $19.0 million in market value of securities.

NOTE 5--NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement further requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results in the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

     In June 1999, the FASB extended the effective date of SFAS 133 by one year to apply to fiscal years beginning after June 15, 2000. A company also may implement the statement as of the beginning of any quarter after issuance. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the entity's election, before January 1, 1998).

     In the opinion of management, the Company currently has no derivative instruments subject to SFAS 133, and the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section is a discussion and analysis of the Company's consolidated financial condition as of June 30, 1999 and its results of operations for the three months and six months then-ended. Unless otherwise specified, any references to the "Company" mean the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and footnotes presented elsewhere in this report as well as the Company's 1998 Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on April 30, 1999.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, forward-looking statements may be made with respect to the Company's pricing and fee trends, credit quality and outlook, new business results, expansion plans, anticipated expenses and planned schedules and projected costs for Year 2000 work. The Company intends these forward-looking statements to be subject to the safe harbor created by the Exchange Act and is including this statement to avail itself of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate," and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment, which could change at any time and which could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect the Company's operations, performance, development and business results include the following:

     - the risk of adverse changes in business conditions in the banking industry generally and in the specific Midwestern markets in which the Company's subsidiary banks operate;

     - changes in the legislative and regulatory environment that result in increased competition or operating expenses;

     -  changes in interest rates and changes in monetary and fiscal policies;

     - increased competition from other financial and non-financial institutions;

     - an inability of the Company to generate or obtain the funds necessary to achieve its future growth objectives;

     -  an inability to manage the Company's future growth;

     -  an inability to attract and retain key personnel;

     - changes in the financial condition or operating results of one or more borrowers or related groups of borrowers or borrowers within a related industry or group, to which one or more of the Company's subsidiary banks have extended credit, resulting in a concentration of credit risk with respect to such borrowers;

     - factors that may affect the Company's ability, or the ability of its customers or suppliers, to achieve Year 2000 readiness in a timely manner; including the Company's ability to continue to fund its Year 2000 renovation and to retain capable staff through the completion of its Year 2000 renovation, the ability of its vendors, clients, counter-parties and customers to complete their Year 2000 renovation efforts on a timely basis and in a manner that allows them to continue normal business operations or furnish products, services or data to the Company without disruption, and the Company's ability to accurately evaluate the Year 2000 readiness of its vendors, clients, counter-parties and customers in this regard and, where necessary, develop and implement effective contingency plans;

     - the competitive impact of technological advances in the banking business; and

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

RESULTS OF OPERATIONS

     For the second quarter of 1999, the Company had net income of $3.1 million, as compared to $2.1 million for the second quarter of 1998, which represented an increase of 52.8% from the 1998 to 1999 period. The increase in net income is primarily due to the growth of the Company. Total assets at June 30, 1999 were $1.5 billion, which represented a 23.8% increase from total assets of $1.2 billion at December 31, 1998 and a 51.2% increase from $1.0 billion at June 30, 1998.

     Basic and diluted earnings per share were $29.35 and $29.01, respectively, for the quarter ended June 30, 1999 as compared to $21.31 and $21.14, respectively, for the quarter ended June 30, 1998. The return on average assets for the quarter ended June 30, 1999 was 0.90%, as compared to 0.87% for the quarter ended June 30, 1998. The return on average equity for the quarter ended June 30, 1999 was 8.46%, as compared to 6.04% for the quarter ended June 30, 1998.

     For the six-months ended June 30, 1999, the Company had net income of $6.3 million, as compared to $3.3 million for the six-months ended June 30, 1998, which represented an increase of 87.7% from the 1998 to 1999 period. Net income for the first six-months of 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility. The 1998 period included a $1.4 million pre-tax, or $0.8 million after-tax, non-cash compensation expense related to the extension of the expiration date of all previously issued and outstanding stock options granted under the Company's stock option plans as of February 25, 1998. The related non-cash compensation expense for the first six-months of 1999 was $0.1 million pre-tax. The remainder of the increase in net income was primarily due to the growth of the Company.

     Basic and diluted earnings per share were $58.48 and $57.83, respectively, for the six-months ended June 30, 1999, as compared to $35.64 and $35.42, respectively, for the first six-months of 1998. The return on average assets for the six-months ended June 30, 1999 was 0.97% as compared to 0.76% for the six-months ended June 30, 1998. The return on average equity for the six-months ended June 30, 1999 was 8.58%, as compared to 6.22% for the six-months ended June 30, 1998.

     The following table provides an overview of the Company's growth by indicating the percentage increase in selected balance sheet and income statement items from the quarter and six-month periods ended June 30, 1998 to the comparable periods ended June 30, 1999.

                                                                  JUNE 30, 1999
BALANCE SHEET ITEMS                                             VS. JUNE 30, 1998
-------------------                                             -----------------
Commercial real estate, construction, and commercial
  loans.....................................................          61.33%
Total loans-gross...........................................          50.26
Total assets................................................          51.21
Total deposits..............................................          54.85

                                                                  QUARTER ENDED       6 MONTHS ENDED
                                                                  JUNE 30, 1999        JUNE 30, 1999
INCOME STATEMENT ITEMS                                          VS. JUNE 30, 1998    VS. JUNE 30, 1998
----------------------                                          -----------------    -----------------
Net interest income after provision for loan loss (TE)......          45.14%               43.10%
Noninterest income..........................................          10.51                38.69
Noninterest expense.........................................          36.47                22.85
Net income..................................................          52.74                87.69
Diluted earnings per share..................................          37.23                63.27

     The Company achieved this growth by focusing on the development of banking relationships with small to medium-sized businesses and through the opening of new banks and branches, internal growth and acquisitions. During the first quarter of 1999 the Company purchased two banking facilities, one in Arlington Heights and one in Mount Prospect, both of which are in the Chicago metropolitan market. The Company assumed $115.8 million in deposits as a result of the purchase of these two facilities. The Company also sold its branch facility in Charleston, Illinois in March 1999, along with $14.4 million in loans and $12.2 million in deposits. In the first six months of 1999 the Company opened four new de novo branches. In 1998, CIB Bank Indiana and Marine Trust and Investment Company began operations, and the Company's bank subsidiaries opened four de novo branch facilities and acquired one existing branch facility with $13.2 million in deposits.

     The following table presents selected consolidated financial information for the Company. The selected consolidated financial information should be read in conjunction with the unaudited consolidated financial statements, including the related notes.

SUMMARY OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED STATISTICS

                                                                     QUARTER ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                ------------------------    ------------------------
                                                                   1999          1998          1999          1998
                                                                ----------    ----------    ----------    ----------
                                                                        (In thousands, except share amounts)
SUMMARY OF OPERATIONS
Interest income -- (TE).....................................    $   27,678    $   19,321    $   51,950    $   36,913
Interest expense............................................        14,372        10,070        26,759        19,372
                                                                ----------    ----------    ----------    ----------
Net interest income -- (TE).................................        13,306         9,251        25,191        17,541
Tax equivalent adjustment...................................          (230)         (210)         (469)         (403)
                                                                ----------    ----------    ----------    ----------
Net interest income.........................................        13,076         9,041        24,722        17,138
Provision for loan loss.....................................         1,484         1,105         2,970         2,013
                                                                ----------    ----------    ----------    ----------
Net interest income after provision for loan loss...........        11,592         7,936        21,752        15,125
Noninterest income..........................................         1,323         1,170         3,230         2,329
Noninterest expense.........................................         8,112         5,922        15,321        12,471
                                                                ----------    ----------    ----------    ----------
Income before income taxes..................................         4,803         3,184         9,661         4,983
Income tax expense..........................................         1,658         1,125         3,394         1,644
                                                                ----------    ----------    ----------    ----------
Net Income..................................................    $    3,145    $    2,059    $    6,267    $    3,339
                                                                ==========    ==========    ==========    ==========
PER SHARE DATA
Earnings per share -- Basic.................................    $    29.35    $    21.31    $    58.48    $    35.64
Earnings per share -- Diluted...............................    $    29.01    $    21.14    $    57.83    $    35.42
Cash dividends..............................................            --            --            --            --
Book value per share at end of period.......................      1,391.13      1,290.32      1,391.13      1,290.32
SELECTED ACTUAL BALANCES
Total assets................................................    $1,468,516    $  971,166    $1,468,516    $  971,166
Earning assets..............................................     1,404,466       916,173     1,404,466       916,173
Securities available for sale...............................       192,111        72,301       192,111        72,301
Securities held to maturity.................................        95,066       112,156        95,066       112,156
Loans, including held for sale..............................     1,117,289       744,978     1,117,289       744,978
Allowance for loan loss.....................................       (13,000)       (8,429)      (13,000)       (8,429)
Total deposits..............................................     1,247,812       805,815     1,247,812       805,815
Noninterest-bearing demand deposits.........................        87,716        59,133        87,716        59,133
Borrowings..................................................        63,821        20,972        63,821        20,972
Stockholders' equity........................................       149,099       138,178       149,099       138,178
SELECTED AVERAGE BALANCES
Total assets................................................    $1,398,962    $  946,945    $1,309,569    $  891,340
Earning assets..............................................     1,344,703       915,665     1,264,082       858,717
Total securities............................................       294,775       183,488       259,522       178,373
Loans, including held for sale..............................     1,045,160       722,774     1,000,286       664,452
Allowance for loan loss.....................................       (12,417)       (8,129)      (11,781)       (7,648)
Total deposits..............................................     1,197,467       776,143     1,115,807       752,413
Noninterest-bearing demand deposits.........................        82,084        55,426        76,503        56,114
Borrowings..................................................        44,288        27,691        37,860        24,519
Stockholders' equity........................................       149,170       136,730       147,286       108,179
RATIOS
Average loans to average deposits...........................         87.28%        93.12%        89.65%        87.31%
Return on average assets (1)................................          0.90%         0.87%         0.97%         0.76%
Return on average equity (1)................................          8.46%         6.04%         8.58%         6.22%
Leverage capital ratio......................................          9.87%        14.23%          N/A           N/A
Efficiency ratio (2)........................................         55.45%        57.27%        53.91%        62.76%
Net interest margin (1).....................................          3.97%         4.05%         4.02%         4.12%
Allowance for loan loss to period end loans.................          1.16%         1.13%         1.16%         1.13%
Allowance for loan loss to nonaccrual loans.................        329.28%       170.15%       329.28%       170.15%
Nonaccrual loans to total loans.............................          0.35%         0.66%         0.35%         0.66%
Net loan charge-offs to average loans (1)...................          0.06%         0.16%         0.13%         0.08%
Total risk-based capital ratio..............................         11.61%        17.25%          N/A           N/A
Average equity to average assets............................         10.66%        14.44%        11.25%        12.14%
OTHER DATA
Number of employees (FTE)...................................           450           370           450           370
Number of banking facilities................................            35            29            35            29
Shares outstanding at end of period.........................       107,178       107,088       107,178       107,088
Weighted average shares outstanding -- Basic................       107,165        96,586       107,159        93,682
Weighted average shares outstanding -- Diluted..............       108,395        97,397       108,361        94,277

---------------
(1) Annualized
(2) Efficiency ratio calculated as follows: Non-Interest expense divided by the sum of net interest income (TE) and non-interest income net of gains and losses on securities.
(TE) Tax Equivalent Basis, 35% for 1999, 34% for 1998.
(FTE) Full-time equivalent

NET INTEREST INCOME

     Net interest income is the most significant component of the Company's earnings. Net interest income is the difference between interest earned on the Company's income-producing assets and interest paid on deposits and borrowed funds. This difference expressed as a percentage of average earning assets is the net interest margin. The amount of the Company's net interest income is affected by several factors, including interest rates and the volume and relative mix of earning assets and liabilities. Although the Company can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond management's control.

     The following table sets forth information for each of the three-month and six-month periods ended June 30, 1998 and June 30, 1999 regarding average balances, interest income and interest expense and average rates earned or paid, as the case may be, for each of the Company's major asset and liability categories, and for total liabilities and shareholders' equity. This table expresses interest income on a tax-equivalent (TE) basis in order to compare the effective yield on earning assets. This means that interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these assets. The tax-equivalent adjustment was based on the Company's federal income tax rates of 35% for 1999 and 34% for 1998.

QUARTERLY SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                                QUARTER ENDED JUNE 30, 1999            QUARTER ENDED JUNE 30, 1998
                                           -------------------------------------   -----------------------------------
                                            AVERAGE      INTEREST      AVERAGE     AVERAGE     INTEREST      AVERAGE
ASSETS                                      BALANCE     EARNED/PAID   YIELD/COST   BALANCE    EARNED/PAID   YIELD/COST
------                                     ----------   -----------   ----------   --------   -----------   ----------
INTEREST EARNING ASSETS (TE)
Securities
Taxable..................................  $  262,089     $ 3,691       5.65%      $158,325     $ 2,409       6.10%
Tax-exempt...............................      32,686         638       7.83%        25,163         486       7.75%
                                           ----------     -------       -----      --------     -------       -----
Total Securities.........................     294,775       4,329       5.89%       183,488       2,895       6.33%
Loans (1)
Commercial and agricultural..............     984,376      21,989       8.96%       653,913      14,847       9.11%
Real estate..............................      37,993         814       8.59%        39,759         857       8.65%
Installment and other consumer...........      18,827         406       8.65%        22,480         488       8.71%
                                           ----------     -------       -----      --------     -------       -----
Total loans..............................   1,041,196      23,209       8.94%       716,152      16,192       9.07%
Federal funds sold.......................       4,768          62       5.22%         9,403         114       4.86%
Loans - held for sale....................       3,964          78       7.89%         6,622         120       7.27%
                                           ----------     -------       -----      --------     -------       -----
TOTAL EARNING ASSETS (TE)................   1,344,703     $27,678       8.26%       915,665     $19,321       8.56%
                                                          =======       =====                   =======       =====
NONINTEREST EARNING ASSETS
Cash and due from banks..................      16,117                                10,716
Premises and equipment...................      20,864                                13,550
Allowance for loan loss..................     (12,417)                               (8,129)
Accrued interest receivable..............      10,530                                 8,014
Deferred income taxes....................       5,568                                 3,533
Goodwill and core deposit intangibles,
  net....................................      12,440                                 2,881
Foreclosed properties....................           0                                   469
Other assets.............................       1,157                                   246
                                           ----------                              --------
Total Noninterest Earning Assets.........      54,259                                31,280
                                           ----------                              --------
TOTAL ASSETS.............................  $1,398,962                              $946,945
                                           ==========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits.........      39,955     $   245       2.46%        31,549     $   206       2.65%
Money market.............................     128,928       1,474       4.59%        67,044         673       4.03%
Other savings deposits...................      33,812         271       3.21%        25,588         199       3.12%
Time Deposits of $100,000 or more........     271,676       3,444       5.08%       167,411       2,101       5.03%
Time Deposits............................     641,012       8,354       5.23%       429,125       6,499       6.07%
                                           ----------     -------       -----      --------     -------       -----
TOTAL INTEREST-BEARING DEPOSITS..........   1,115,383      13,788       4.96%       720,717       9,678       5.39%
Short-term borrowings....................      24,815         331       5.35%         7,724         136       7.06%
Long-term borrowings.....................      19,473         253       5.21%        19,967         256       5.14%
                                           ----------     -------       -----      --------     -------       -----
Total borrowed funds.....................      44,288         584       5.29%        27,691         392       5.74%
TOTAL INTEREST BEARING LIABILITIES.......   1,159,671     $14,372       4.97%       748,408     $10,070       5.46%
                                                          =======       =====                   =======       =====
NONINTEREST BEARING LIABILITIES
Noninterest-bearing demand deposits......      82,084                                55,426
Accrued interest payable.................       5,507                                 3,244
Accrued income taxes.....................       1,295                                   974
Other liabilities........................       1,235                                 2,163
STOCKHOLDERS' EQUITY.....................     149,170                               136,730
                                           ----------                              --------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY.................................  $1,398,962                              $946,945
                                           ==========                              ========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD (2)........................                 $13,306       3.29%                   $ 9,251       3.10%
                                                          =======       =====                   =======       =====
NET INTEREST MARGIN (TE) (3).............                               3.97%                                 4.05%
                                                                        =====                                 =====

---------------
(TE) - Tax Equivalent Basis, 35% for 1999, 34% for 1998.

(1) Loan balance totals include non-accruals.

(2) Interest rate spread is the net of the average rate on interest earning assets and interest bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

SIX MONTH SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                              SIX MONTHS ENDED JUNE 30, 1998         SIX MONTHS ENDED JUNE 30, 1998
                                           -------------------------------------   -----------------------------------
                                            AVERAGE      INTEREST      AVERAGE     AVERAGE     INTEREST      AVERAGE
ASSETS                                      BALANCE     EARNED/PAID   YIELD/COST   BALANCE    EARNED/PAID   YIELD/COST
------                                     ----------   -----------   ----------   --------   -----------   ----------
INTEREST EARNING ASSETS (TE)
Securities
Taxable..................................  $  228,021     $ 6,526       5.77%      $154,744     $ 4,730       6.16%
Tax-exempt...............................      31,501       1,226       7.85%        23,629         911       7.77%
                                           ----------     -------       -----      --------     -------       -----
Total Securities.........................     259,522       7,752       6.02%       178,373       5,641       6.38%
Loans (1)
Commercial and agricultural..............     936,678      41,373       8.91%       594,240      27,921       9.48%
Real estate..............................      38,502       1,661       8.70%        42,497       1,801       8.55%
Installment and other consumer...........      20,510         885       8.70%        21,940         928       8.53%
                                           ----------     -------       -----      --------     -------       -----
Total loans..............................     995,690      43,919       8.89%       658,677      30,650       9.38%
Federal funds sold.......................       4,274         111       5.24%        15,892         417       5.29%
Loans - held for sale....................       4,596         168       7.37%         5,775         205       7.16%
                                           ----------     -------       -----      --------     -------       -----
TOTAL EARNING ASSETS (TE)................   1,264,082     $51,950       8.29%       858,717     $36,913       8.67%
                                                          =======       =====                   =======       =====
Noninterest Earning Assets
Cash and due from banks..................      14,093                                11,573
Premises and equipment...................      18,152                                13,217
Allowance for loan loss..................     (11,781)                               (7,648)
Accrued interest receivable..............      10,058                                 7,783
Deferred income taxes....................       5,225                                 3,007
Goodwill and core deposit intangibles,
  net....................................       8,231                                 3,179
Foreclosed properties....................          35                                   365
Other assets.............................       1,474                                 1,147
                                           ----------                              --------
Total Noninterest Earning Assets.........      45,487                                32,623
                                           ----------                              --------
TOTAL ASSETS.............................  $1,309,569                              $891,340
                                           ==========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
Interest-bearing demand deposits.........      38,626     $   482       2.52%      $ 30,337     $   416       2.77%
Money market.............................     106,981       2,408       4.54%        57,024       1,192       4.22%
Other savings deposits...................      31,116         496       3.21%        24,677         367       3.00%
Time Deposits of $100,000 or more........     258,630       6,630       5.17%       150,140       4,007       5.38%
Time Deposits............................     603,951      15,764       5.26%       434,121      12,707       5.90%
                                           ----------     -------       -----      --------     -------       -----
TOTAL INTEREST-BEARING DEPOSITS..........   1,039,304      25,780       5.00%       696,299      18,689       5.41%
Short-term borrowings....................      17,860         476       5.37%         6,760         223       6.65%
Long-term borrowings.....................      20,000         503       5.07%        17,759         460       5.22%
                                           ----------     -------       -----      --------     -------       -----
Total borrowed funds.....................      37,860         979       5.21%        24,519         683       5.62%
TOTAL INTEREST BEARING LIABILITIES.......   1,077,164     $26,759       5.01%       720,818     $19,372       5.42%
                                                          =======       =====                   =======       =====
NONINTEREST BEARING LIABILITIES
Noninterest-bearing demand deposits......      76,503                                56,114
Accrued interest payable.................       5,106                                 3,582
Accrued income taxes.....................       1,438                                   906
Other liabilities........................       2,072                                 1,741
STOCKHOLDERS' EQUITY.....................     147,286                               108,179
                                           ----------                              --------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY.................................  $1,309,569                              $891,340
                                           ==========                              ========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD (2)........................                 $25,191       3.28%                   $17,541       3.25%
                                                          =======       =====                   =======       =====
NET INTEREST MARGIN (TE) (3).............                               4.02%                                 4.12%
                                                                        =====                                 =====

---------------
(TE) - Tax Equivalent Basis, 35% for 1999, 34% for 1998.

(1) Loan balance totals include non-accruals.

(2) Interest rate spread is the net of the average rate on interest earning assets and interest bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

     For the second quarter of 1999, net interest income on a tax-equivalent basis was $13.3 million, representing an increase of 43.8% from the second quarter of 1998 net interest income of $9.3 million. For the first six months of the year, net interest income on a tax-equivalent basis increased by 43.6%, from $17.5 million in 1998 to $25.2 million in 1999. The increase in the volume of earning assets, and the liabilities to fund these assets, accounted for most of the increases in net interest income. A 19 basis point increase in the interest rate spread between the comparable three-month periods and a 3 basis point increase in the interest rate spread between the comparable six-month periods accounted for the remainder.

     The following table presents an analysis of changes on a tax-equivalent
(TE) basis in net interest income resulting from changes in average volumes of interest earning assets and interest bearing liabilities and average rates earned and paid.

                            QUARTER ENDED JUNE 30, 1999 COMPARED TO    SIX MONTHS ENDED JUNE 30, 1999 COMPARED
                                QUARTER ENDED JUNE 30, 1998 (1)           TO SIX MONTHS ENDED JUNE 30, 1998
                            ----------------------------------------   ----------------------------------------
                            VOLUME      RATE      TOTAL    % CHANGE     VOLUME     RATE     TOTAL     % CHANGE
                            -------   --------   -------   ---------   --------   ------   --------   ---------
                                         (In thousands)                             (In thousands)
INTEREST INCOME (TE)
Loans (including fees)....  $7,248    $  (231)   $7,017      43.34%    $13,500    $(232)   $13,269      43.29%
Securities -- taxable.....   1,473       (191)    1,282      53.22%      1,850      (54)     1,796      37.97%
Securities --
  tax-exempt..............     146          6       152      31.28%        307        8        315      34.58%
                            ------    -------    ------     -------    -------    -----    -------     -------
     Total Securities.....   1,619       (185)    1,434      49.53%      2,157      (46)     2,111      37.42%
Federal funds sold........     (60)         8       (52)    -45.61%       (302)      (4)      (306)    -73.38%
Loans -- held for sale....     (51)         9       (42)    -35.00%        (38)       1        (37)    -18.05%
                            ------    -------    ------     -------    -------    -----    -------     -------
TOTAL INTEREST INCOME
  (TE)....................   8,756       (399)    8,357      43.25%     15,317     (281)    15,037      40.74%
                            ------    -------    ------     -------    -------    -----    -------     -------
INTEREST EXPENSE
Interest-bearing demand
  deposits................      55        (16)       39      18.93%         78      (12)        66      15.87%
Money market..............     696        105       801     119.02%      1,118       98      1,216     102.01%
Other savings deposits....      66          6        72      36.18%        101       28        129      35.15%
Time deposits of 100,000
  or more.................   1,322         21     1,343      63.92%      2,638      (15)     2,623      65.46%
Other time deposits.......   2,860     (1,005)    1,855      28.54%      3,478     (422)     3,057      24.06%
Borrowings -- short
  term....................     235        (40)      195     143.38%        265      (13)       253     113.45%
Borrowings -- long term...      (6)         3        (3)     -1.17%         46       (3)        43       9.35%
                            ------    -------    ------     -------    -------    -----    -------     -------
TOTAL INTEREST EXPENSE....   5,228       (926)    4,302      42.72%      7,727     (339)     7,387      38.13%
                            ------    -------    ------     -------    -------    -----    -------     -------
NET INTEREST INCOME
  (TE)....................  $3,528    $   527    $4,055      43.83%    $ 7,590    $  58    $ 7,650      43.61%
                            ======    =======    ======     =======    =======    =====    =======     =======

---------------

(TE) -- Tax Equivalent Basis

(1) -- Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     INTEREST INCOME. For the second quarter of 1999 total interest income was $27.4 million, which was 43.6% higher than the interest income of $19.1 million for the second quarter of 1998. For the first six months of 1999 total interest income was $51.5 million, which was 41.0% higher than the interest income of $36.5 million for the first six months of 1998. The primary reason for these increases were the increases in the volume of all categories of the Company's average earning assets. Average earning assets during the second quarter of 1999 increased by 46.9% to $1.345 billion from $915.7 million in the second quarter of 1998, and in the six-month period average earning assets increased by 47.2% from $858.7 million to $1.264 billion, respectively. The increase in interest income due to increased volume was partially offset by 30 and 38 basis point decreases in the average interest rates earned on interest earning assets from the comparable quarter and six-month periods of 1998, respectively. The decrease in the average interest rate earned was primarily the result of an overall decline in market interest rates during this period, which resulted in a large portion of the Company's assets being repriced at a lower rate during this period, although interest rates did start to move up again in the latter part of the second quarter of 1999.

     Interest earned on loans is the largest component of total interest earned and represented 84.8% and 85.1% of total interest earned in the second quarters of 1999 and 1998, and 85.6% and 84.3% for the first six months of 1999 and 1998, respectively. Interest earned on securities in the Company's portfolio accounted for the balance of total interest earned.

     INTEREST EXPENSE. Total interest expense for the second quarter of 1999 increased by 42.7% to $14.4 million from $10.1 million for the second quarter of 1998. Total interest expense for the first six months of 1999 increased by 38.1% to $26.8 million from $19.4 million for the comparable period in 1998. These increases were due to increases in the volume of interest bearing liabilities. Increased volume accounted for $5.2 million of the increase in total interest expense from the second quarter of 1998 to the second quarter of 1999 and $7.7 million for the six-month period. The increase in interest expense due to volume was partially offset by 49 and 41 basis point decreases in the average interest rate paid on interest bearing liabilities for the three and six month periods, respectively.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense was 83.7% for the first six months of 1999 and 86.3% for the first six months of 1998. The significant level of interest expense on time deposits resulted from the Company using these types of deposits to fund a large portion of the growth in its loan portfolio.

     The Company's interest rate spread, which is the difference between the average interest rate earned on interest earning assets and the average interest rate paid on interest bearing liabilities, was 3.29% and 3.10% for the second quarters of 1999 and 1998, respectively. The net interest margin was 3.97% and 4.05% for the second quarters of 1999 and 1998, respectively. The interest rate spread was 3.28% and 3.25%, and the net interest margin was 4.02% and 4.12%, for the six-month periods ended June 30, 1999 and 1998, respectively.

PROVISION FOR LOAN LOSS AND ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an adequate allowance for estimated losses inherent in the loan portfolio as of the balance sheet date. The provision for loan loss for the second quarter of 1999 was $1.5 million, as compared to $1.1 million for the second quarter of 1998. The provision for loan loss for the first six months of 1999 was $3.0 million, as compared to $2.0 million for the first six months of 1998. At June 30, 1999 the allowance for loan loss was $13.0 million, or 1.16% of total loans outstanding, as compared to $10.7 million and 1.16%, respectively, at December 31, 1998. The increase in the provision and the allowance was primarily due to the increase in the average loans outstanding.

     The Company maintains its allowance at a level that the Company considers sufficient to absorb potential loss in the loan portfolio. The Company increases the allowance by the amount of the provision for loan loss as well as recoveries of previously charged off loans and decreases the allowance by the amount of loan charge-offs. The provision provides for current loan loss and maintains the allowance at a level commensurate with management's evaluation of the risks inherent in the loan portfolio. The Company's loan review department performs a comprehensive analysis of the allowance on a quarterly basis. The Company considers various factors when determining the amount of the provision and the adequacy of the allowance. Some of the factors include:

     -  past due and nonperforming assets;

     -  specific internal analysis of loans requiring special attention;

     - the current level of regulatory classified and criticized assets and the risk factors associated with each;

     -  changes in the type and volume of the loan portfolio;

     -  net charge-offs; and

     -  review by the Company's internal loan review personnel.

     The Company considers current national and local economic trends, prior loss history, underlying collateral values, credit concentrations and industry risks when evaluating the adequacy of the provision. The Company develops an estimate of loss on specific loans in conjunction with an overall risk evaluation of the total loan portfolio.

     The following table summarizes changes in the allowance for loan loss for the quarters and six-month periods ended June 30, 1999 and 1998.

                                                                                 SIX MONTHS ENDED
                                                      QUARTER ENDED JUNE 30,         JUNE 30,
                                                      ----------------------    ------------------
                                                        1999         1998        1999       1998
                                                      ---------    ---------    -------    -------
                                                                     (In thousands)
BALANCE AT BEGINNING OF PERIOD......................   $11,671      $ 7,622     $10,657    $ 6,692
Loans charged-off
Commercial..........................................       (82)        (299)       (165)      (300)
Real estate
  1-4 family........................................        --           --         (47)        --
  Commercial........................................       (43)          --        (143)        --
  Construction......................................       (27)          --         (27)        --
Consumer............................................       (11)         (37)        (38)       (46)
Credit card loans...................................        --           (1)         (2)        (1)
Other...............................................       (24)          --        (274)
                                                       -------      -------     -------    -------
TOTAL CHARGE-OFF....................................      (187)        (337)       (696)      (347)
                                                       -------      -------     -------    -------
RECOVERIES OF LOANS CHARGED-OFF
Commercial..........................................        27           39          37         69
Real estate
  1-4 family........................................         1           --           9         --
  Commercial........................................        --           --          --         --
  Construction......................................        --           --          --         --
Consumer............................................         3           --          22          2
Credit card loans...................................         1           --           1         --
Other...............................................        --           --          --         --
                                                       -------      -------     -------    -------
TOTAL RECOVERIES....................................        33           39          69         71
                                                       -------      -------     -------    -------
NET LOANS (CHARGED OFF) RECOVERED...................      (154)        (298)       (627)      (276)
Current period provision............................     1,484        1,105       2,970      2,013
                                                       -------      -------     -------    -------
BALANCE AT END OF PERIOD............................   $13,000      $ 8,429     $13,000    $ 8,429
                                                       =======      =======     =======    =======

     Net charge-offs for the quarter and six months ended June 30, 1999 were $154,000 and $627,000, respectively, as compared to net charge-offs of $298,000 and $276,000 for the comparable periods of 1998. The ratio of net loan charge-offs to average loans were .06% and .13%, annualized for the second quarter and first six months of 1999, and .16% and .08% for the similar periods of 1998. Net charge-offs to average loans were .10% for all of calendar 1998.

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

     The following table summarizes the composition of the Company's nonperforming assets, loans that are at least 90 days past due and still accruing, and related asset quality ratios as of the dates indicated.

                                                                 AS OF, OR FOR THE QUARTER ENDED
                                                                ----------------------------------
                                                                JUNE 30, 1999    DECEMBER 31, 1998
                                                                -------------    -----------------
NONACCRUAL LOANS
Commercial..................................................     $    1,149          $    718
Real estate
  1-4 family................................................            109               110
  Commercial................................................          1,940             2,213
  Construction..............................................            252               281
Consumer....................................................            157                75
Credit card loans...........................................             --                --
Other.......................................................            341               611
                                                                 ----------          --------
  Total nonaccrual loans....................................          3,948             4,008
                                                                 ----------          --------
Foreclosed property.........................................             --                --
Restructured loans..........................................             --                --
                                                                 ----------          --------
  Total nonperforming assets................................     $    3,948          $  4,008
                                                                 ==========          ========
90 DAY OR MORE PAST DUE AND STILL ACCRUING
Commercial..................................................     $    3,447          $  3,440
Real estate
  1-4 family................................................             --               250
  Commercial................................................             --               787
  Construction..............................................             --               992
Consumer....................................................              9                87
Credit card loans...........................................             24                25
Other.......................................................             --                 3
                                                                 ----------          --------
  TOTAL 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.........     $    3,480          $  5,584
                                                                 ==========          ========

Allowance for loan loss.....................................         13,000            10,657
Loans at end of period, including held for sale.............      1,117,289           924,611
Average loans, including held for sale......................      1,045,160           746,319

RATIOS
Ratio of allowance to loans at period end...................           1.16%             1.15%
Ratio of net loans charged-off to average loans
  (annualized)..............................................           0.06%             0.23%
Ratio of recoveries to loans charged-off....................          17.65%            14.62%
Nonaccrual loans as a percent of total loans................           0.35%             0.43%
Nonperforming assets as a percent of total assets (1).......           0.27%             0.34%
Foreclosed properties as a percent of loans.................           0.00%             0.00%
Allowance as a percent of nonaccrual loans..................         329.28%           265.89%
Allowance as a percent of non performing assets.............         329.28%           265.89%
Nonaccrual loans and 90+ days past due loans as a percent of
  total loans...............................................           0.66%             1.04%
Nonaccrual and 90+ days past due loans as a percent of total
  assets....................................................           0.51%             0.81%
Allowance as a percent of nonperforming and 90+ days past
  due loans.................................................         175.03%           111.10%

---------------
(1) Nonperforming assets include non accrual loans, restructured loans and foreclosed property.

     Total nonaccrual loans at June 30, 1999 decreased slightly to $3.9 million from $4.0 million at December 31, 1998. The ratio of nonaccrual loans to total loans was 0.35% at June 30, 1999 and 0.43% at

December 31, 1998. The Company did not have any restructured loans or foreclosed property at June 30, 1999, or December 31, 1998.

     Loans at least 90 days past due and still accruing are contractually delinquent loans in which management has determined it is probable that all contractual principal and interest amounts due will be collected. At June 30, 1999, the Company had $3.5 million in loans that were at least 90 days past due and still accruing, as compared to $5.6 million at December 31, 1998. Accrued interest on loans past due and still accruing as of June 30, 1999 was $30 thousand. The ratio of nonperforming assets and loans at least 90 days past due and still accruing to total assets was 0.51% at June 30, 1999, as compared to
 .81% at December 31, 1998.

NONINTEREST INCOME

     Noninterest income for the second quarter of 1999 was $1.3 million, representing an increase of $0.1 million, or 10.5%, from the second quarter of 1998. This increase was primarily a result of a 25.6% increase in loan fee income, mostly from standby letters of credit, and a 29.2% increase in trust fees. Trust fees have grown as a result of growth in trust assets and increased sales initiatives.

     Noninterest income for the six months ended June 30, 1999 was $3.3 million, representing an increase of $1.0 million, or 40.0%, from the six months ended June 30, 1998. The first six months of 1999 included a $0.8 million gain on the sale of a branch facility in Charleston, Illinois. The remainder of the increase was due to a $99 thousand, or 60.2%, increase in trust fee income as a result of growth in trust assets and increased sales initiatives and an $80 thousand, or 6.4%, increase in loan fee income, mostly from standby letters of credit. Other noninterest income areas decreased by $52 thousand.

NONINTEREST EXPENSE

     Total noninterest expense for the second quarter of 1999 was $8.1 million, representing an increase of $2.2 million, or 37.0%, from the second quarter of 1998 total noninterest expense of $5.9 million. Total noninterest expense for the first six months of 1999 was $15.4 million, representing an increase of $2.9 million, or 23.1%, from the first six months of 1998 total noninterest expense of $12.5 million. These increases were primarily a result of the Company's growth, including internal growth and the acquisition and opening of new branch facilities and banks.

     Salaries and employee benefits represent the largest component of noninterest expense. Total salaries and benefits for the second quarter of 1999 were $4.8 million, representing a 24.3% increase over the $3.9 million for the second quarter of 1998. For the six-month period, salaries and benefits were $9.5 million for 1999, representing a 13.1% increase over the $8.4 million for 1998. Equipment and occupancy and premises expenses increased by 49.9% and 42.0%, respectively, from the second quarter of 1998 to the second quarter of 1999, and by 69.7% and 37.6%, respectively, from the first six months of 1998 to the first six months of 1999, primarily as a result of the new bank and branch facilities. Professional services expense increased by $0.3 million, or 248.8% for the quarter and by $0.4 million, or 193.1% for the six-month period, mostly due to the use of additional legal and accounting services for quarterly and annual filings with the Securities and Exchange Commission that have been required only since the second quarter of 1998. Amortization of intangible assets expense was $242 thousand and $343 thousand for the quarter and six months ended June 30, 1999, respectively, representing increases of 198.2% and 111.6% from the comparable periods of 1998. These increases were due mostly to the $8.9 million increase in intangible assets from two branches purchased in March 1999.

     Overhead efficiency ratios were 55.5% and 53.9% for the quarter and six month periods ended June 30, 1999, respectively, and 57.3% and 62.8% for the comparable periods of 1998.

INCOME TAXES

     The Company records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary timing differences between financial statement and income tax reporting. The increase in the income tax provision was primarily due to increases in taxable income in each of the corresponding periods and the movement of the Company into the 35% federal tax bracket from 34% in 1998. The effective tax rates for the three and six months ended June 30, 1999 were 34.5% and 35.1%, respectively, compared to 35.3% and 33.0% for the comparable periods in 1998. An adjustment posted in the quarter ended June 30, 1999 to bring net deferred tax assets up to the current 35% federal tax rate from the 34% previous tax rate caused an unusual $102 thousand tax benefit to be recognized. Without this adjustment, the effective tax rates for the quarter and six months ended June 30, 1999 would have been 36.6% and 36.2%, respectively.

FINANCIAL CONDITION

LOANS HELD FOR SALE

     Loans held for sale decreased 59.9% to $3.6 million at June 30, 1999, from $8.9 million at December 31, 1998. These are residential first mortgage loans, and this decrease follows a reduction in originations of this type of loans as a result of the higher interest rate environment during the first half of 1999.

SECURITIES

     The Company seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assists the Company in meeting various regulatory requirements and is consistent with its interest rate risk policies. The Company manages the maturity structure of the investment portfolio to provide a stream of cash flows, to complement the interest-rate risk management of the Company, and to promote the long-term after-tax earnings of the Company.

     The carrying value and tax-equivalent yield of the Company's securities are set forth in the following table.

                                                        AT JUNE 30, 1999     AT DECEMBER 31, 1998
                                                       -------------------   ---------------------
                                                                  YIELD TO               YIELD TO
                                                        AMOUNT    MATURITY    AMOUNT     MATURITY
                                                       --------   --------   ---------   ---------
                                                                     (In thousands)
SECURITIES HELD TO MATURITY
U.S. Government & Agencies (including mortgage-backed
  securities)........................................  $ 62,948     6.12%    $ 74,844      5.97%
States and political subdivisions....................    31,668     7.19%      26,445      7.37%
Other notes and bonds................................       450     7.10%         450      7.10%
                                                       --------    ------    --------     ------
TOTAL SECURITIES HELD TO MATURITY....................    95,066     6.48%     101,739      6.34%
                                                       --------    ------    --------     ------
SECURITIES AVAILABLE FOR SALE
U.S. Government & Agencies (including mortgage-backed
  securities)........................................  $183,665     5.47%    $104,364      5.56%
States and political subdivisions....................     3,631    11.17%       3,572     11.17%
Other notes and bonds................................     1,861     5.69%       2,264      6.07%
Federal Home Loan Bank stock.........................     3,955     6.50%       3,057      6.63%
Other Equities.......................................        37       N/A          37        N/A
                                                       --------    ------    --------     ------
SECURITIES AVAILABLE FOR SALE BEFORE MARKET VALUE
  ADJUSTMENT.........................................   193,149     5.57%     113,294      5.84%
                                                       --------    ------    --------     ------
TOTAL SECURITIES BEFORE MARKET VALUE ADJUSTMENT......  $288,215     5.87%    $215,033      6.08%
Available For Sale Market Value Adjustment (FAS
  115)...............................................    (1,038)       --       1,251         --
                                                       --------    ------    --------     ------
TOTAL SECURITIES.....................................  $287,177     5.89%    $216,284      6.04%
                                                       ========    ======    ========     ======

     Total securities outstanding at June 30, 1999 were $287.2 million, an increase of 32.8%, as compared to $216.3 million at December 31, 1998. The increase in the securities portfolio was directly related to the Company's growth during this period. Because the securities portfolio is one of the Company's primary sources of liquidity, the Company has increased the size of its portfolio as total assets have increased. The ratio of total securities to total assets was 19.6% at June 30, 1999 as compared to 18.2% at December 31, 1998.

     The Company has classified certain of its securities as held to maturity and certain of its securities as available for sale. Securities classified as held to maturity are those that the Company has both the positive intent and ability to hold to maturity, and are reported at amortized cost. Securities classified as available for sale are those the Company has not classified as held to maturity or as trading securities. The Company does not currently maintain any securities for trading purposes. The Company may sell securities classified as available for sale if it believes the sale is necessary for liquidity, asset/liability management or other reasons. Securities available for sale are reported at fair value, with unrealized gains and losses, net of taxes, and are included as a separate component of accumulated other comprehensive income (or loss) in equity.

     As of June 30, 1999, $192.1 million or 66.9% of the securities portfolio was classified as available for sale and $95.1 million or 33.1% of the portfolio was classified as held to maturity. These ratios were 53.0% and 47.0%, respectively at December 31, 1998. The Company's designation of securities between available for sale and held to maturity is based on a number of factors, including the Company's current and projected liquidity position and current and projected loan to deposit ratio. The increase in the percentage of securities classified as available for sale reflects the Company's decision, based on such factors, to make a larger percentage of its securities portfolio available to meet the Company's liquidity needs, if necessary, and to allow the Company the opportunity to react to changes in market interest rates and changes in the yield relationship between alternative investments.

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

     At June 30, 1999, loans, net of the allowance for loan loss, were $1.1 billion, an increase of $0.2 billion, or 21.6%, from $905.1 million at December 31, 1998 and represented 75.0% of the Company's total assets at June 30, 1999. Substantially all of the increase was in the areas of commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 93.1% of gross loans at June 30, 1999 and 89.3% of gross loans at December 31, 1998. The loan increase is consistent with the Company's strategy to focus on establishing banking relationships with small to medium-sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers in the markets served by the Company.

     The following table sets forth a summary of the Company's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                                     AS OF
                                                   ------------------------------------------
                                                      JUNE 30, 1999        DECEMBER 31, 1998
                                                   --------------------    ------------------
                                                                 (In thousands)
Commercial.....................................    $  331,160     29.7%    $273,331     29.8%
Agricultural...................................         6,369      0.6%       8,283      0.9%
Real estate
  1-4 family...................................        47,155      4.2%      52,348      5.7%
  Commercial...................................       574,393     51.4%     428,252     46.7%
  Construction.................................       133,950     12.0%     117,703     12.8%
Consumer.......................................        14,364      1.3%      17,652      1.9%
Credit card loans..............................         1,319      0.1%       1,454      0.2%
Other..........................................         7,654      0.7%      17,929      2.0%
                                                   ----------    ------    --------    ------
GROSS LOANS....................................     1,116,364    100.0%     916,952    100.0%
                                                                 ======                ======
Deferred Loan Fees.............................        (2,643)               (1,241)
Allowance for loan loss........................       (13,000)              (10,657)
                                                   ----------              --------
NET LOANS......................................    $1,100,721              $905,054
                                                   ==========              ========

CONCENTRATION OF CREDITS

     Credit risk, the risk that one or more of the Company's borrowers will not be able to repay some or all of their obligations to the Company, is inherent in the Company's business. Concentration of credits occur when the aggregate amount of direct, indirect and/or contingent obligations to one borrower, a related group of borrowers or borrowers within or dependent upon a related industry or group, represent a relatively large percentage of credit extended by the Company. Although each loan in a concentration may be of sound quality and profitable, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated in one borrower are, to a large degree, dependent upon the financial capability and character of the individual borrower. Loans to a related group of borrowers are susceptible to a domino effect if financial problems are experienced by one or a few members of the group. Concentrations within or dependent upon an industry are subject to the additional risk factors of external economic conditions and market acceptance which might equally affect all members of the group.

     Pursuant to the Company's loan policy, generally a concentration of credit is deemed to exist when the total credit relationship exceeds 25% of the capital of the Company. At June 30, 1999, the Company had three borrowing relationships with individual borrowers or related groups of borrowers that exceeded 25% of its capital. The total outstanding lending commitment associated with these three borrowing relationships, including lines of credit which may not have been fully drawn as of June 30, 1999, was approximately $127.6 million. The aggregate principal amount actually drawn and outstanding at June 30, 1999, with respect to these borrowing relationships was approximately $108.2 million, or 9.7% of the Company's gross loans outstanding, or 72.6% of the Company's stockholders' equity balance as of that date. The Company's largest commitment at June 30, 1999, was approximately $50.0 million, of which approximately $41.2 million was outstanding as of that date.

     At June 30, 1999, the Company also had total borrowings within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $455.0 million and 40.8% of gross loans, or 305% of stockholders' equity; the total outstanding balance of loans made in the motel and hotel industry was approximately $66.4 million, or 6.0% of gross loans and 44.2% of stockholders' equity; and the total outstanding balance of loans made in the nursing/convalescent home industry was approximately $44.8 million and 4.0% of gross loans outstanding, or 29.9% of stockholders' equity.

     The loans and lines of credit described above are generally collateralized by commercial or multi-family real estate, other business collateral and/or personal property. Management has no reason to believe that these loans represent any greater risk of loss than the Company's other loans that are similarly collateralized and underwritten.

DEPOSITS

     The Company has experienced significant growth in deposits, which represent the major source of funding for the Company's earning assets. Total deposits increased $236.8 million, or 23.4%, to $1.2 billion during the first six months of 1999. A significant portion of the deposit growth was a result of the acquisition of the two branch facilities in the Chicago metropolitan market. The deposits assumed as a result of this purchase accounted for $115.8 million, or 48.9%, of the deposit growth during 1999.

     Time deposits represent the largest component of interest bearing deposit liabilities. The percentage of time deposits to total deposits was 76.5% at June 30, 1999 and 77.2% at December 31, 1998. These percentages reflect the Company's significant reliance on time deposits as a source of funding. Time deposits of $100,000 and over were $302.8 million at June 30, 1999 and $222.9 million at December 31, 1998, and represented 31.7% and 28.8% of total time deposits, respectively. Brokered time deposits were $74.7 million, or 7.9%, of total time deposits at June 30, 1999, and $58.7 million, or 7.5%, of total time deposits at December 31, 1998. Brokered time deposits included in time deposits of $100,000 and over were $60.1 million at June 30, 1999.

     At June 30, 1999, noninterest bearing demand deposits were equal to $87.7 million, interest bearing demand deposits were equal to $38.6 million and savings deposits were equal to $166.1 million. The balance of these deposit categories were $80.3 million, $40.0 million and $110.1 million, respectively, at December 31, 1998. Of the $56.0 million, or 51%, increase in savings from December 31, 1998 to June 30, 1999, $39.4 million was due to the branch acquisitions mentioned above. These branches had higher deposit concentrations in savings products. The Company has also been promoting larger balance money market accounts.

BORROWINGS

     The following table sets forth information regarding selected categories of borrowings:

                                                                   FOR PERIOD ENDED
                                                     --------------------------------------------
                                                        JUNE 30, 1999         DECEMBER 31, 1998
                                                     --------------------    --------------------
                                                     BALANCE    AVG. RATE    BALANCE    AVG. RATE
                                                     -------    ---------    -------    ---------
                                                                    (In thousands)
Federal funds purchased..........................    $17,375      6.09%      $   100      4.67%
Repurchase agreements............................      4,183      4.82%        2,872      5.11%
Treasury, tax and loan note......................        403      4.70%          283      3.16%
Revolving Line of Credit.........................      8,360      7.18%           --      0.00%
Federal Home Loan Bank - short term..............     13,500      5.10%           --      0.00%
                                                     -------      -----      -------      -----
TOTAL SHORT TERM BORROWINGS......................     43,821      5.86%        3,255      4.93%
                                                     -------      -----      -------      -----
Federal Home Loan Bank - long term...............     20,000      5.01%       20,000      5.01%
                                                     -------      -----      -------      -----
TOTAL BORROWINGS.................................    $63,821      5.59%      $23,255      5.00%
                                                     =======      =====      =======      =====

     At June 30, 1999, total borrowings were $63.8 million compared to $23.3 million at December 31, 1998, representing 4.3% and 2.0% of total assets, respectively. FHLB advances accounted for $33.5 million of total borrowings at June 30, 1999 and $20.0 million at December 31, 1998, representing 52.5% and 86.0% of total borrowings, respectively. At June 30, 1999, a $25.0 million revolving line of credit with an unaffiliated commercial bank had an $8.4 million outstanding balance. Much of the Company's borrowings at June 30, 1999 were the result of short-term cash flow needs. Total borrowings averaged $44.3 million for the quarter ended June 30, 1999 and $37.9 million for the first six months of 1999.

     Although interest rates have trended upward since December 31, 1998, part of the 59 basis point increase in average borrowing rates from December 31, 1998 to June 30, 1999 was due to a two-day spike in the federal funds purchased rate beginning on June 30, 1999. The federal funds rate was 6.09% at June 30, 1999, but averaged 5.27% for the five prior days and 5.05% for the five days from July 2 through July 6, 1999. If the average of these ten days of 5.16% were substituted for the June 30th rate, the average rate on total borrowings at June 30, 1999 would have been 5.34%, or 34 basis points higher than the December 31, 1998 average rate.

CAPITAL

     The Company and its subsidiary banks are subject to various regulatory capital guidelines. In general these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of the Company at June 30, 1999 and December 31, 1998 are contained in the following table. The capital levels of the Company and the subsidiary banks are, and have been, substantially in excess of the required regulatory minimum during the periods indicated. The Company intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit the Company's subsidiary banks to meet the credit needs of medium-sized commercial borrowers.

                                                                JUNE 30, 1999    DECEMBER 31, 1998
                                                                -------------    -----------------
                                                                          (In thousands)
RISK WEIGHTED ASSETS (RWA)..................................     $1,290,576         $1,028,322
                                                                 ==========         ==========
AVERAGE ASSETS (1)..........................................     $1,386,073         $1,110,753
                                                                 ==========         ==========
CAPITAL COMPONENTS
  Stockholders' equity......................................     $  149,099         $  144,096
  Less: Disallowed intangibles..............................        (12,888)            (3,724)
  Add/less: Unrealized loss/(gain) on securities............            635               (775)
                                                                 ----------         ----------
TIER 1 CAPITAL..............................................        136,846            139,597
  Allowable allowance for loan loss.........................         13,000             10,657
                                                                 ----------         ----------
TOTAL RISK BASED CAPITAL....................................     $  149,846         $  150,254
                                                                 ==========         ==========

                                                                    JUNE 30, 1999
                                                                     ($ IN 000'S)
                                  ----------------------------------------------------------------------------------
                                                                FOR CAPITAL                 PROMPT CORRECTIVE
                                        ACTUAL               ADEQUACY PURPOSED              ACTION PROVISIONS
                                  -------------------       -------------------       ------------------------------
                                  AMOUNT        RATIO       AMOUNT        RATIO            AMOUNT             RATIO
                                  -------       -----       -------       -----       -----------------       ------
Total Capital (to RWA)..........  149,846       11.61%      103,246       8.00%            129,058             10.00%
Tier 1 Capital (to RWA).........  136,846       10.60%       51,623       4.00%             77,435              6.00%
Tier 1 Leverage (to Avg
  Assets).......................  136,846        9.87%       55,443       4.00%             69,304              5.00%

                                                                 DECEMBER 31, 1998
                                                                    ($ IN 000'S)
                                   ------------------------------------------------------------------------------
                                                                 FOR CAPITAL             PROMPT CORRECTIVE
                                         ACTUAL               ADEQUACY PURPOSED          ACTION PROVISIONS
                                   -------------------       -------------------   ------------------------------
                                   AMOUNT        RATIO       AMOUNT        RATIO        AMOUNT             RATIO
                                   -------       -----       -------       -----   -----------------       ------
Total Capital (to RWA)...........  150,254       14.61%       82,265       8.00%        102,832             10.00%
Tier 1 Capital (to RWA)..........  139,597       13.58%       41,132       4.00%         61,699              6.00%
Tier 1 Leverage (to Avg
  Assets)........................  139,597       12.57%       44,430       4.00%         51,416              5.00%

---------------
(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

LIQUIDITY

     The objective of liquidity risk management is to ensure that the Company has adequate funds available to fund various commitments, including loan demand, deposit withdrawals and other obligations and opportunities, in a timely manner. The Company's Asset/Liability Management Committee actively manages the Company's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. The Company's sources of funding and liquidity include both asset and liability components. The Company's funding requirements are primarily met by the inflow of funds from deposits and, to a much lesser extent, from other borrowings, including the Company's $25.0 million line of credit, as discussed under "Borrowings." Additional funding is provided by the maturation and repayment of loans and securities. Additional sources of liquidity include cash and cash equivalents, federal funds, loans held for sale and the sale of securities.

     The following discussion should be read in conjunction with the statements of cash flows for the six months ended June 30, 1999 and June 30, 1998 contained in the consolidated financial statements.

     For the six months ended June 30, 1999, net cash provided by operating activities was $9.7 million, compared to $4.6 million for the six months ended June 30, 1998. The increase in net cash provided by operating activities was primarily due to higher net income and net proceeds from loans held for sale during 1999.

     For the six months ended June 30, 1999, net cash used in investing activities was $182.3 million, compared to $153.2 million for the six months ended June 30, 1998. The increase in cash used for investing activities during both periods was primarily due to the net increase in loans and securities purchases, net of sales and maturities. During 1999, the purchase of branch assets and deposits provided an additional $101.5 million in cash.

     Net cash provided by financing activities was $174.8 million and $158.3 million for the six months ended June 30, 1999 and 1998, respectively. Increases in deposits, which include demand, money market and savings accounts, as well as time deposits, provided $133.6 million, or 76% of the net cash provided by financing activities. Short-term borrowings provided $41.1 million.

     The Company was able to meet its liquidity needs during the second quarter of 1999 and expects that these needs will be met throughout the remainder of 1999.

SUBSEQUENT EVENTS

     Borrowing Activity. Borrowings were reduced substantially after June 30, 1999 to $27.8 million at July 31, 1999. Part of the reduction was due to the FHLB calling due $5.3 million of convertible fixed rate advances prior to their original scheduled maturity dates. The Company did not replace these called advances with additional borrowings. The Company funded the reduction of borrowings in July through ongoing deposit taking activities, which included the promotion of 24-month certificates of deposit. The Company has been given notice that another $2.0 million of convertible fixed rate advances has been called early and will be redeemed on August 20, 1999.

     Money Desk Operation. In August 1999, the Company hired a small staff of experienced professionals to develop a money desk operation to provide commercial paper, eurodollar deposit and repurchase agreement services to its customers, primarily to corporations, other financial institutions, municipalities and high net worth individuals. Applications to allow the Company to handle eurodollar transactions have been filed with various regulatory agencies. The long-term objectives of this new operation include generating new funding sources designed to reduce the Company's cost of funds and producing fee income through the sale of commercial paper and other liability products. The money desk operation is expected to have little effect on earnings in the near term.

YEAR 2000

     The Company and its subsidiaries are dependent upon information technology in substantially all aspects of their ongoing operations. Accordingly, successfully addressing Year 2000 concerns to protect the Company from risks associated with it is of highest importance to management. Because the nature of the Year 2000 problem is such that there can be no complete assurance that it will be successfully resolved, a risk mitigation program is well under way.

     In order to adequately assess the impact of the Year 2000 problem, a "Year 2000 Committee" was created by the Company. The committee reports to the Boards of Directors of the Company and its banks and non-bank subsidiaries on a monthly basis with regard to the status of Year 2000 testing, progress achieved in connection with Year 2000 assessments, contingency plans, and other matters related to risk mitigation and analysis.

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

     As part of the assessment phase, the Company also attempted to identify and establish controls for the risks posed by the possible lack of Year 2000 preparedness by its customers. Between May and July 1998, the Company sent surveys to their current commercial customers with loans that exceeded a certain threshold and, since that time, requires Year 2000 assessments be completed with respect to new commercial customers. The Company's Loan Policy requires that a Year 2000 worksheet and assessment be completed for each new or renewed loan. The Credit Administration Department has analyzed the responses and assessments that have been received from customers and loan officers to assess potential risk exposure. Based on the analysis as of June 30, 1999, no high risk assessments have been assigned and reserve allocations have not been impacted by down grading or classification arising out of such analysis. Notwithstanding the Company continues to monitor their potential economic downside risks arising out of Year 2000 in considering its allowance for loan loss. In addition, the Company's Loan Policy requires that Year 2000 contingencies be addressed in all loan commitments and requires the inclusion in all loan documents of additional covenants and provisions to address Year 2000 requirements. The Company has also adopted a policy to manage risks posed by its funds providers and capital market/asset management counter-parties.

     The Company is also assessing liquidity risk in connection with the Year 2000 readiness of its major loan and deposit customers. Year 2000 problems of the Company's major loan customers could affect their ability to make loan payments when due to the Company and therefore negatively impact the Company's short term liquidity. Similarly, Year 2000 problems could affect the cash flows of some of the Company's major business depositors resulting in their inability to maintain historical deposit balance levels in their accounts, also creating a negative impact on short term liquidity. In addition, the Company may experience other unusual deposit outflows before December 31, 1999 as a result of increased currency demands of its customers. These potential negative effects on short term liquidity have been considered by the Company in analyzing and planning for its future liquidity needs.

     The renovation phase of the program involves the correction of any Year 2000 related deficiencies. Since the majority of the systems used by the Company are provided by vendors, this process has consisted primarily of regular communication with such vendors to ascertain their readiness. The core banking system in use by the Company is already Year 2000 ready and was designed that way by the Company's software provider in the late 1980's. The hardware platform and associated operating system that the Company's core banking system runs on is also Year 2000 ready. Although vendor-supplied, a vast majority of the systems in use by the Company are run internally on Company-owned platforms. All such internal systems were renovated by December 31, 1998.

     Another aspect of the renovation phase was to prepare contingency plans in the event that systems are not Year 2000 ready. All contingency plans have been developed and reviewed and are periodically being updated by the Year 2000 Committee. Remediation contingency plans revolve around trigger dates that will cause the Company to replace systems for which significant progress toward renovation has not been made. Each contingency plan will be tested for validity during 1999. The Year 2000 Committee has also compiled a business impact analysis for each core business process within the Company. This analysis considered all systems that are required to support each business function, focusing on the services that will be necessary if there is a business disruption, such as a power failure, due to Year 2000 problems. The business impact analysis also encompasses the determination of the "most reasonably likely Year 2000 worst case scenario" and the development of a business resumption contingency plan to cope with such scenario. For example, the Company has an onsite twenty-four hour battery backup at the data processing facility in case there is a power interruption. If that fails, the Company has made arrangements for backup data processing services with a third party vendor.

     The business resumption contingency plans provide for operational procedures in case systems that appear to be renovated and validated fail to work. The Company is in process of testing and/or validating such plans and will modify the same based upon the results of such testing and validation. These plans are important in light of the fact that some outside servicers, such as utility and telecommunication companies, are difficult to monitor for compliance. The contingency plans therefore include building in as much redundancy as possible and being prepared to switch to compliant vendors.

     The estimated expense of the Company's Year 2000 project is $160,000, which will not have a material impact on earnings. These expenses are for system upgrades and dedicated personnel costs. Approximately one-half of these costs had been incurred as of June 30, 1999. The use of outside consultants has been limited to a validation study of the Company's core banking system testing methodology.

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

     The following table illustrates the period and cumulative Interest Sensitivity Gap for June 30, 1999.

                                     0-3        4-6        7-12        1-5       OVER 5
                                    MONTHS     MONTHS     MONTHS      YEARS      YEARS       TOTAL
                                   --------   --------   ---------   --------   --------   ----------
                                                             (in thousands)
June 30, 1999
  Interest earning assets:
     Loans.......................  $633,107   $ 78,862   $  57,757   $300,163   $ 47,400   $1,117,289
     Securities..................    15,844     17,032      20,508    188,979     44,814      287,177
     Federal funds sold..........       577         --          --         --         --          577
                                   --------   --------   ---------   --------   --------   ----------
          Total interest earning
            assets...............  $649,528   $ 95,894   $  78,265   $489,142   $ 92,214   $1,405,043
                                   --------   --------   ---------   --------   --------   ----------
  Interest bearing liabilities:
     Time deposits...............   343,547    145,425     332,689    133,623         51      955,335
     Savings and interest bearing
       demand deposits...........   204,761         --          --         --         --      204,761
     Federal funds purchased.....    17,375         --          --         --         --       17,375
     Repurchase Agreements.......     1,418      1,682         553        530         --        4,183
     Other borrowings............    25,263         --          --      2,000     15,000       42,263
                                   --------   --------   ---------   --------   --------   ----------
          Total interest bearing
            liabilities..........  $592,364   $147,107   $ 333,242   $136,153   $ 15,051   $1,223,917
                                   --------   --------   ---------   --------   --------   ----------
Interest sensitivity GAP (by
  period)........................    57,164    (51,213)   (254,977)   352,989     77,163      181,126
Interest sensitivity GAP
  (cumulative)...................    57,164      5,951    (249,026)   103,963    181,126      181,126

     The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in short term U.S. prime rates of interest as of June 30, 1999 and December 31, 1998.

                                                                   BASIS POINT CHANGES
                                                              ------------------------------
                                                              200     (200)    100     (100)
                                                              ----    -----    ----    -----
June 30, 1999
  Net interest income change over one year..................  2.03%   (4.06)%  1.02%   (1.98)%
December 31, 1998
  Net interest income change over one year..................  1.48%   (4.03)%  0.88%   (1.95)%

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to legal actions that arise in the normal course of their business activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a materially adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Company held its Annual Meeting of Shareholders on June 24, 1999.

     b. Matters related to the election of Directors

     Votes cast for the election of three Directors to serve for a term of three years are as follows:

DIRECTOR                                                FOR      AGAINST    ABSTENTIONS    NON-VOTE
--------                                               ------    -------    -----------    --------
Jose Araujo........................................    92,018      83           173           0
Jerry D. Maahs.....................................    92,044      74           156           0
Howard E. Zimmerman................................    92,002      93           179           0

     The Continuing Directors of the Company whose seats were not up for election at the annual meeting are as follows:

DIRECTOR                                 SERVING UNTIL
--------                                 -------------
John T. Bean.........................        2000
Steven C. Hillard....................        2000
J. Michael Straka....................        2000
Norman E. Baker......................        2001
W. Scott Blake.......................        2001
Dean M. Katsaros.....................        2001
Donald M. Trilling...................        2001

     4. Other Matters

     Votes cast to adopt the 1999 Employee Stock Option/Incentive Plan.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
90,549           574              1,151               0

     Votes cast to adopt change of State of Incorporation from Illinois to Wisconsin.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
91,143           640                491               0

     Votes cast to approve the Preferred Stock Provision in the Company's Proposed Wisconsin Articles of Incorporation.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
89,338         1,788              1,148               0

     Votes cast to approve the inclusion of the Staggered Board and Replacement of Directors Provisions in the Company's proposed Wisconsin Articles of Incorporation.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
89,399         1,943                932               0

     Votes cast to approve the inclusion of the Unanimous Written Consent requirement in the Company's proposed Wisconsin Articles of Incorporation.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
88,878         1,652              1,744               0

     Votes cast to approve the inclusion of the Supermajority Voting Requirement for certain transactions with interested shareholders in the Company's proposed Wisconsin Articles of Incorporation.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
88,062         2,543              1,669               0

     Votes cast to approve the inclusion of the Supermajority Voting Requirement for Amendments to certain provisions of the Wisconsin Articles in the Company's proposed Wisconsin Articles of Incorporation.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
87,982          2,613             1,679               0

     Votes cast to approve the inclusion of the Supermajority Voting requirement for Amendment to the Wisconsin Bylaws in the Company's proposed Wisconsin Articles of Incorporation.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
88,112          2,493             1,669               0

     Votes cast to approve the proposal to adjourn the annual meeting in the discretion of the Company's management if adjournment is necessary to enable it to solicit additional proxies to secure a quorum or the approval of any of the matters previously covered.

                                                    BROKER
 FOR           AGAINST         ABSTENTIONS         NON-VOTE
------         -------         -----------         --------
89,883            847             1,544               0

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     -  Exhibit 11--Statement Re Computation of Earnings Per Share

     -  Exhibit 27--Financial Data Schedule

     b. Reports on Form 8-K

     On April 16, 1999, the Company filed an 8-K reporting that it had restated its consolidated financial statements for the fiscal year ended December 31, 1998. The restatement was made to recognize non-cash compensation expense related to the February 1998 extension of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. A copy of the related press release was included as an exhibit. On April 30, 1999, the Company filed a 1998 Annual Report on Form 10-K/A, an amendment to the previously issued Annual Report on Form 10-K, which amended Items 1, 6, 7, 7A and 8 to reflect this restatement and also amended Items 10, 11, 12 and 13 to include information which was previously to have been incorporated by reference to the Company's proxy statement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of August, 1999.

Central Illinois Bancorp, Inc.
(Registrant)

/s/ STEVEN T. KLITZING
------------------------------------------------------
Steven T. Klitzing
Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

     The following exhibits have been filed herewith:

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  11           Computation of Earnings Per Share
  27           Financial Data Schedule