Form 10-Q
period 1999-09-30
CIB MARINE BANCSHARES INC
filed 1999-11-15
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

                       COMMISSION FILE NUMBER: 000-24149

                          CIB MARINE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                                      37-1203599
         (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                     Identification No.)

                             N27 W24025 PAUL COURT
                           PEWAUKEE, WISCONSIN 53072
               (Address of principal executive offices, zip code)

                                 (262) 695-6010
              (Registrant's telephone number, including area code)

                         CENTRAL ILLINOIS BANCORP, INC.
                   (Former name if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At November 15, 1999 CIB Marine had 107,408 shares of $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CIB MARINE BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................   $   14,192      $   14,980
  Federal Funds Sold........................................        6,944           7,100
                                                               ----------      ----------
         Total Cash and Cash Equivalents....................       21,136          22,080
                                                               ----------      ----------
Loans -- Held for Sale......................................        1,829           8,900
Securities:
  Available for Sale, at fair value.........................      192,409         114,545
  Held to Maturity (approximate fair value of $121,888 and
    $103,540, respectively).................................      122,488         101,739
                                                               ----------      ----------
         Total Securities...................................      314,897         216,284
                                                               ----------      ----------
Loans.......................................................    1,209,281         915,711
  Less: Allowance for Loan Loss.............................      (14,315)        (10,657)
                                                               ----------      ----------
Net Loans...................................................    1,194,966         905,054
                                                               ----------      ----------
Premises and Equipment, net.................................       21,210          15,561
Accrued Interest Receivable.................................       11,838           8,839
Deferred Income Taxes.......................................        7,662           4,253
Goodwill and Core Deposit Intangibles, net..................       14,574           3,727
Foreclosed Properties.......................................        1,100              --
Other Assets................................................        4,932           1,825
                                                               ----------      ----------
         Total Assets.......................................   $1,594,144      $1,186,523
                                                               ==========      ==========

LIABILITIES
Deposits:
  Non-Interest Bearing Demand...............................   $   90,122      $   80,280
  Interest Bearing Demand...................................       43,203          40,036
  Savings...................................................      205,241         110,055
  Time......................................................    1,059,317         780,662
                                                               ----------      ----------
         Total Deposits.....................................    1,397,883       1,011,033
                                                               ----------      ----------
Short-term Borrowings.......................................       24,787           3,254
Accrued Interest Payable....................................        6,455           4,925
Accrued Income Taxes........................................           --             921
Other Liabilities...........................................        2,947           2,294
Long-term Borrowings........................................        9,750          20,000
                                                               ----------      ----------
         Total Liabilities..................................    1,441,822       1,042,427
                                                               ----------      ----------

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; 50,000,000 Shares Authorized,
  107,492 and 107,153 Issued and Outstanding,
  respectively..............................................          107             107
Treasury Stock (74 shares)..................................         (182)             --
Capital Surplus.............................................      121,042         120,381
Retained Earnings...........................................       32,508          22,833
Accumulated Other Comprehensive (Loss) Income...............       (1,153)            775
                                                               ----------      ----------
         Total Stockholders' Equity.........................      152,322         144,096
                                                               ----------      ----------
         Total Liabilities and Stockholders' Equity.........   $1,594,144      $1,186,523
                                                               ==========      ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         QUARTER ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      -------------------   ------------------
                                                        1999       1998       1999      1998
                                                      --------   --------   --------   -------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans...............................................  $ 25,870   $ 18,309   $ 69,724   $48,688
Loans Held For Sale.................................        47         98        215       303
Securities:
  Taxable...........................................     3,917      2,480     10,342     7,100
  Tax-exempt........................................       472        357      1,269       958
  Dividends.........................................        58         45        160       149
Federal Funds Sold..................................       203        170        314       588
                                                      --------   --------   --------   -------
          Total Interest and Dividend Income........    30,567     21,459     82,024    57,786
                                                      --------   --------   --------   -------
INTEREST EXPENSE
Deposits............................................    16,015     10,801     41,765    29,495
Short-term Borrowings...............................       318         73        794       296
Long-term Borrowings................................       164        242        667       702
                                                      --------   --------   --------   -------
          Total Interest Expense....................    16,497     11,116     43,226    30,493
                                                      --------   --------   --------   -------
Net Interest Income.................................    14,070     10,343     38,798    27,293
Provision for Loan Loss.............................     1,515      1,383      4,485     3,396
                                                      --------   --------   --------   -------
          Net Interest Income After Provision for
            Loan Loss...............................    12,555      8,960     34,313    23,897
                                                      --------   --------   --------   -------
NONINTEREST INCOME
Loan Fees...........................................       634        772      1,983     2,177
Deposit Service Charges.............................       352        396        968     1,018
Other Service Fees..................................       101         91        297       298
Trust...............................................       128         86        391       250
Gain on Sale of Branch..............................        --         --        805        --
Other...............................................        21         12         46        77
Securities Gains, net...............................        --        133         --       133
                                                      --------   --------   --------   -------
          Total Noninterest Income..................     1,236      1,490      4,490     3,953
                                                      --------   --------   --------   -------
NONINTEREST EXPENSE
Salaries and Employee Benefits......................     5,372      4,193     14,854    12,574
Equipment...........................................       499        416      1,515     1,015
Occupancy and Premises..............................       812        595      2,191     1,597
Professional Services...............................       245        171        949       411
Advertising/Marketing...............................       200        156        548       437
Amortization of Intangibles.........................       328         94        671       257
Other...............................................     1,095      1,019      3,175     2,770
                                                      --------   --------   --------   -------
          Total Noninterest Expense.................     8,551      6,644     23,903    19,061
                                                      --------   --------   --------   -------
Income Before Income Taxes..........................     5,240      3,806     14,900     8,789
Income Tax Expense..................................     1,832      1,304      5,225     2,948
                                                      --------   --------   --------   -------
Net Income..........................................  $  3,408   $  2,502   $  9,675   $ 5,841
                                                      ========   ========   ========   =======
EARNINGS PER SHARE
Basic...............................................  $  31.78   $  23.36   $  90.27   $ 59.48
Diluted.............................................  $  31.42   $  23.12   $  89.26   $ 59.01
Weighted Average Shares -- Basic....................   107,222    107,088    107,180    98,199
Weighted Average Shares -- Diluted..................   108,460    108,206    108,395    98,971

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                      COMMON STOCK                            ACCUMULATED
                                     ---------------                             OTHER
                                                PAR    CAPITAL    RETAINED   COMPREHENSIVE   TREASURY
                                     SHARES    VALUE   SURPLUS    EARNINGS   INCOME (LOSS)    STOCK      TOTAL
                                     -------   -----   --------   --------   -------------   --------   --------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1997.........   90,735   $ 91    $ 86,241   $14,179       $   221       $  --     $100,732
Comprehensive Income:
Net Income.........................                                 5,841                                  5,841
Other Comprehensive Income:
  Unrealized Securities Holding
    Gains Arising During the
    Period.........................                                               1,096                    1,096
  Reclassification Adjustment for
    Gains Included in Net Income...                                                (133)                    (133)
  Income Tax Effect................                                                (398)                    (398)
                                                                  -------       -------                 --------
                                                                    5,841           565                    6,406
                                                                  -------       -------                 --------
Capital Issuance...................   16,320     16      32,583                                           32,599
Exercise of Stock Options..........       33                 50                                               50
Non-Cash Compensation..............                       1,435                                            1,435
                                     -------   ----    --------   -------       -------       -----     --------
BALANCE, SEPTEMBER 30, 1998........  107,088   $107    $120,309   $20,020       $   786       $  --     $141,222
                                     =======   ====    ========   =======       =======       =====     ========

BALANCE, DECEMBER 31, 1998.........  107,153   $107    $120,381   $22,833       $   775       $         $144,096
Comprehensive Income:
Net Income.........................                                 9,675                                  9,675
Other Comprehensive Income:
  Unrealized Securities Holding
    Losses Arising During the
    Period.........................                                              (3,131)                  (3,131)
  Income Tax Effect................                                               1,203                    1,203
                                                                  -------       -------                 --------
                                                                    9,675        (1,928)                   7,747
                                                                  -------       -------                 --------
Exercise of Stock Options..........      339                522                                              522
Purchase of Treasury Stock.........      (74)                                                  (182)        (182)
Non-Cash Compensation..............                         139                                              139
                                     -------   ----    --------   -------       -------       -----     --------
BALANCE, SEPTEMBER 30, 1999........  107,418   $107    $121,042   $32,508       $(1,153)      $(182)    $152,322
                                     =======   ====    ========   =======       =======       =====     ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $   9,675    $   5,841
  Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
    Depreciation and Amortization...........................      1,626        1,822
    Non-Cash Compensation...................................        139        1,435
    Provision for Loan Loss.................................      4,485        3,396
    Originations of Loans Held for Sale.....................    (94,081)    (122,121)
    Proceeds from Sale of Loans Held for Sale...............    101,152      117,476
    Deferred Tax Benefits...................................     (3,128)      (1,700)
    Gain on Sale of Branch..................................       (805)          --
    Gain on Sale of Other Assets............................         (4)          (8)
    Gain on Sale of Securities..............................         --         (133)
    Increase in Interest Receivable and Other Assets........     (3,379)      (1,780)
    Increase in Interest Payable and Other Liabilities......      1,389        1,309
                                                              ---------    ---------
         Net Cash Provided by Operating Activities..........     17,069        5,537
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities of Securities Available for Sale.............     87,426       16,532
    Maturities of Securities Held to Maturity...............     46,721       16,077
    Purchase of Securities Available for Sale...............   (167,268)     (51,655)
    Purchase of Securities Held to Maturity.................    (68,855)     (35,258)
    Proceeds from Sales of Securities Available for Sale....         --        8,607
    Repayments of Mortgage-Backed Securities Held to
     Maturity...............................................      4,419        4,407
    Repayments of Mortgage-Backed Securities Available for
     Sale...................................................      4,016        1,895
    Purchase of Other Equity Securities.....................       (898)          --
    Purchase of Mortgage-Backed Securities Available for
     Sale...................................................     (4,497)      (5,388)
    Purchase of Mortgage-Backed Securities Held to
     Maturity...............................................     (3,034)      (1,990)
    Investment in Limited Partnerships......................     (2,897)          --
    Net Increase in Loans...................................   (306,232)    (206,259)
    Proceeds from Sale of Repossessed Property..............         --          624
    Proceeds from Sale of Fixed Assets......................          7           --
    Proceeds from Sale of Branches..........................      3,085           --
    Capital Expenditures....................................     (2,100)      (3,283)
    Purchase of Branch Assets and Deposits, net of
     Goodwill...............................................    124,403       12,143
                                                              ---------    ---------
         Net Cash Used in Investing Activities..............   (285,704)    (243,548)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Deposits....................................    255,499      203,469
    Proceeds from Long-term Borrowings......................         --       23,000
    Repayments of Long-term Borrowings......................    (10,250)      (5,150)
    Proceeds from Issuance of Common Stock..................         --       32,599
    Proceeds from Stock Options Exercised...................        522           50
    Purchase of Treasury Stock..............................       (182)          --
    Net Increase (Decrease) in Short-term Borrowings........     22,102      (12,391)
                                                              ---------    ---------
         Net Cash Provided by Financing Activities..........    267,691      241,577
                                                              ---------    ---------
Net Increase in Cash and Cash Equivalents...................       (944)       3,566
Cash and Cash Equivalents, Beginning of Period..............     22,080        9,774
                                                              ---------    ---------
Cash and Cash Equivalents, End of Period....................  $  21,136    $  13,340
                                                              =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  41,696    $  29,345
  Income Taxes..............................................      7,935        4,655
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Transfers of Loans to Other Real Estate Owned.............      1,100          494

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s ("CIB Marine"), formerly known as Central Illinois Bancorp, Inc., 1998 Annual Report on Form 10 K/A. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly the financial condition, results of operations and cash flows as of and for the three and nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in these factors can significantly affect CIB Marine's net interest income and the value of its recorded assets and liabilities.

     Reclassifications have been made to certain amounts as of December 31, 1998 and for the three and nine months ended September 30, 1998, to be consistent with classifications for 1999.

NOTE 2 -- REINCORPORATION AND NAME CHANGE

     On August 27, 1999, CIB Marine changed its state of incorporation from Illinois to Wisconsin and changed its name from Central Illinois Bancorp, Inc. to CIB Marine Bancshares, Inc. As a result of this reincorporation, the rights of the stockholders and the internal affairs of CIB Marine Bancshares, Inc. are governed by the Wisconsin Business Corporation Law rather than the Illinois Business Corporation Act.

NOTE 3 -- EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share:

                                                         QUARTER ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      -------------------   ------------------
                                                        1999       1998       1999      1998
                                                      --------   --------   --------   -------
NET INCOME (in thousands)...........................  $  3,408   $  2,502   $  9,675   $ 5,841
                                                      ========   ========   ========   =======
Weighted average shares outstanding:
  Basic.............................................   107,222    107,088    107,180    98,199
     Effect of dilutive stock options outstanding...     1,238      1,118      1,215       772
                                                      --------   --------   --------   -------
  Diluted...........................................   108,460    108,206    108,395    98,971
                                                      ========   ========   ========   =======
EARNINGS PER SHARE:
  Basic.............................................  $  31.78   $  23.36   $  90.27   $ 59.48
     Effect of dilutive stock options outstanding...      (.36)      (.24)     (1.01)     (.47)
                                                      --------   --------   --------   -------
  Diluted...........................................  $  31.42   $  23.12   $  89.26   $ 59.01
                                                      ========   ========   ========   =======

NOTE 4 -- BUSINESS COMBINATIONS

     On September 24, 1999, CIB Marine purchased a banking office in Zion, Illinois, and in connection with such purchase assumed deposits of $28.2 million. The net purchase price for premises and equipment, and deposit premium was $2.6 million. The transaction was accounted for as a purchase. The excess of the

                          CIB MARINE BANCSHARES, INC.

acquisition cost over the fair market value of net assets acquired and deposit liabilities assumed in the amount of $2.0 million is being amortized for up to 15 years using the straight-line method.

NOTE 5 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago (the "FHLB") that are included in the consolidated balance sheets at September 30, 1999 and December 31, 1998:
(dollars in thousands)

SEPTEMBER 30, 1999   DECEMBER 31, 1998
------------------   ------------------   SCHEDULED   CALLABLE @   ACTUAL EARLY
 BALANCE     RATE     BALANCE     RATE    MATURITY    PAR AFTER     CALL DATE
---------   ------   ---------   ------   ---------   ----------   ------------
  $   --       --     $ 3,000     5.59%    8/2/99       N/A           N/A
      --       --       2,000     5.02%    2/20/03     2/20/99       8/20/99
      --       --       3,250     4.70%    1/16/08     1/16/99       7/16/99
   3,250     4.95%      3,250     4.95%    1/16/08     1/16/01        N/A
   2,500     4.95%      2,500     4.95%    1/16/08     1/16/01        N/A
   2,000     4.95%      2,000     4.95%    1/16/08     1/16/01        N/A
      --       --       2,000     4.75%    1/16/08     1/20/99       7/20/99
   2,000     5.09%      2,000     5.09%    2/20/08     2/20/01        N/A
  ------     ----     -------     ----
  $9,750     4.98%    $20,000     5.01%
  ======     ====     =======     ====

     CIB Marine is required to maintain qualifying collateral as security for all FHLB borrowings, including the $5.0 million in short-term borrowings with the FHLB outstanding at September 30, 1999. Under current arrangements, the debt to collateral ratio for pledged 1-4 family mortgages cannot exceed 60%. The debt to collateral ratio for securities pledged generally ranges between 70% and 95%, depending on the type of security. At September 30, 1999, CIB Marine had pledged collateral of $46.0 million, comprised of $29.2 million in 1-4 family residential mortgages not more than 90 days delinquent and $16.8 million in market value of securities.

NOTE 6 -- STOCK OPTION ACTIVITY

     On July 29, 1999 CIB Marine granted options to purchase 2,199 shares of common stock at fair market value of $2,434 each to certain directors, officers and key employees. These nonqualified options vest annually in 20% installments commencing 12 months after the grant date and expire in 10 years. The following is a reconciliation of stock option activity for the nine months ended September 30, 1999:

                                                     NUMBER OF   RANGE OF OPTION    WEIGHTED AVERAGE
                                                      SHARES     PRICES PER SHARE    EXERCISE PRICE
                                                     ---------   ----------------   ----------------
Shares under option December 31, 1998..............    5,871      $  743 - 2,279         $1,691
  Granted..........................................    2,199               2,434          2,434
  Lapsed or surrendered............................     (107)      1,275 - 1,961          1,887
  Exercised........................................     (339)        743 - 1,961          1,344
                                                       -----      --------------         ------
Shares under option September 30, 1999.............    7,624      $  743 - 2,434         $1,917
                                                       =====      ==============         ======

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability

                          CIB MARINE BANCSHARES, INC.

measured at its fair value. The statement further requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results in the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

     In June 1999, the FASB issued SFAS 137 which extended the effective date of SFAS 133 by one year to apply to fiscal years beginning after September 15, 2000. A company also may implement the statement as of the beginning of any quarter after issuance. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the entity's election, before January 1, 1998).

     In the opinion of management, CIB Marine currently has no derivative instruments. CIB Marine may enter into transactions giving rise to derivative instruments in the future. See "Item 2. Management's Discussion and Analysis and Results of Operations -- Results of Operations -- Money Desk Operation". The adoption of this statement is not expected to have a material effect on CIB Marine's financial position, liquidity, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section is a discussion and analysis of CIB Marine's consolidated financial condition as of September 30, 1999 and its results of operations for the three months and nine months then-ended. Unless otherwise specified, any references to "CIB Marine" means CIB Marine and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and footnotes presented in Part I, Item 1 of this report as well as CIB Marine's 1998 Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on April 30, 1999.

FORWARD-LOOKING STATEMENTS

     CIB Marine has made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. These forward-looking statements reflect CIB Marine's current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine's operations and the business environment and which could change at any time.

     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect CIB Marine's operations, performance, development and business results include the following:

     - adverse changes in business conditions in the banking industry generally and in the specific Midwestern markets in which CIB Marine's subsidiary banks operate;

     - changes in the legislative and regulatory environment that result in increased competition or operating expenses;

     - changes in interest rates and changes in monetary and fiscal policies which could negatively effect net interest margins, asset valuations and expense expectations;

     - increased competition from other financial and non-financial institutions;

     - CIB Marine's ability to generate or obtain the funds necessary to achieve its future growth objectives;

     - CIB Marine's ability to manage its future growth;

     - CIB Marine's ability to identify attractive acquisition and growth opportunities;

     - CIB Marine's ability to attract and retain key personnel;

     - adverse changes in CIB Marine's loan and investment portfolios;

     - changes in the financial condition or operating results of one or more borrowers or related groups of borrowers or borrowers within a single industry or small geographic region where CIB Marine has a concentration of credit extended to those borrowers or related groups or to borrowers within that single industry or small geographic region;

     - CIB Marine's ability, and the ability of its customers or suppliers, to achieve year 2000 readiness in a timely manner;

     - the competitive impact of technological advances in the banking business; and

     - other risks set forth in this report or in CIB Marine's filings with the Securities and Exchange Commission (SEC).

     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

     For the third quarter of 1999, CIB Marine had net income of $3.4 million, as compared to $2.5 million for the third quarter of 1998, which represented an increase of 36.2% from the 1998 to 1999 period. The increase in net income is primarily due to the growth of CIB Marine. Total assets at September 30, 1999 were $1.6 billion, which represented a 34.4% increase from total assets of $1.2 billion at December 31, 1998 and a 48.7% increase from $1.0 billion at September 30, 1998.

     Basic and diluted earnings per share were $31.78 and $31.42, respectively, for the quarter ended September 30, 1999 as compared to $23.36 and $23.12, respectively, for the quarter ended September 30, 1998. The return on average assets for the quarter ended September 30, 1999 was 0.88%, as compared to 0.96% for the quarter ended September 30, 1998. The return on average equity for the quarter ended September 30, 1999 was 8.93%, as compared to 7.11% for the quarter ended September 30, 1998.

     For the nine months ended September 30, 1999, CIB Marine had net income of $9.7 million, as compared to $5.8 million for the nine months ended September 30, 1998, which represented an increase of 65.6% from the 1998 to 1999 period. Net income for the first nine months of 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility. The 1998 period included a $1.4 million pre-tax, or $0.8 million after-tax, non-cash compensation expense related to the extension of the expiration date of all previously issued and outstanding stock options granted under CIB Marine's stock option plans as of February 25, 1998. The related non-cash compensation expense for the first nine months of 1999 was $0.1 million pre-tax. The remainder of the increase in net income was primarily due to the growth of CIB Marine.

     Basic and diluted earnings per share were $90.27 and $89.26, respectively, for the nine months ended September 30, 1999, as compared to $59.48 and $59.01, respectively, for the first nine months of 1998. The return on average assets for the nine months ended September 30, 1999 was 0.93% as compared to 0.83% for the nine months ended September 30, 1998. The return on average equity for the nine months ended September 30, 1999 was 8.70%, as compared to 6.50% for the nine months ended September 30, 1998.

     The following table provides an overview of CIB Marine's growth by indicating the percentage increase in selected balance sheet and income statement items from the three and nine month periods ended September 30, 1998 to the comparable periods ended September 30, 1999.

                                                              SEPTEMBER 30, 1999 VS.
                                                                SEPTEMBER 30, 1998
                                                              ----------------------
BALANCE SHEET ITEMS
  Commercial real estate, construction, agricultural and
     commercial loans.......................................          57.28%
  Loans, including held for sale............................          46.64
  Total assets..............................................          48.71
  Total deposits............................................          55.40

                                                             QUARTER ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1999 VS.   SEPTEMBER 30, 1999 VS.
                                                           SEPTEMBER 30, 1998       SEPTEMBER 30, 1998
                                                         ----------------------   ----------------------
INCOME STATEMENT ITEMS
  Net interest income after provision for loan loss
     (TE)..............................................           39.46%                  42.76%
  Noninterest income...................................          (17.05)                  13.58*
  Noninterest expense..................................           28.70                   25.40*
  Net Income...........................................           36.21                   65.64
  Diluted earnings per share...........................           35.90                   51.26

---------------

(TE) Tax-equivalent basis at 35%

   * See preceding discussion of gain on sale of branch and non-cash compensation items included in noninterest income and noninterest expense, respectively.

     CIB Marine achieved this growth by focusing on the development of banking relationships with small to medium-sized businesses and through the opening of new banks and branches, internal growth and acquisitions. During the first quarter of 1999 CIB Marine purchased two banking facilities, one in Arlington Heights and one in Mount Prospect, both of which are in the Chicago metropolitan market. CIB Marine assumed $115.8 million in deposits as a result of the purchase of these two facilities. In September 1999 CIB Marine purchased a banking facility in Zion, Illinois and assumed $28.2 million of deposits. CIB Marine also sold one branch facility in Charleston, Illinois in March 1999, along with $14.4 million in loans and $12.2 million in deposits. In the first nine months of 1999 CIB Marine opened four new branches. In 1998, CIB Bank Indiana and Marine Trust and Investment Company began operations, and CIB Marine's bank subsidiaries opened four new branch facilities and acquired one existing branch facility with $13.2 million in deposits.

                          CIB MARINE BANCSHARES, INC.

                      SUMMARY CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial information of CIB Marine. You should read this table in conjunction with the unaudited consolidated financial statements, and related notes.

                                                                                          AT OR FOR THE NINE
                                                               AT OR FOR THE QUARTER            MONTHS
                                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                              -----------------------   -----------------------
                                                                 1999         1998         1999         1998
                                                              ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Selected Statement of Income Data:
Interest and Dividend Income
  Loans.....................................................  $   25,870   $   18,309   $   69,724   $   48,688
  Loans held for sale.......................................          47           98          215          303
  Securities
    Taxable.................................................       3,917        2,480       10,342        7,100
    Tax-exempt..............................................         472          357        1,269          958
    Dividends...............................................          58           45          160          149
  Federal funds sold........................................         203          170          314          588
                                                              ----------   ----------   ----------   ----------
        Total interest and dividend income..................      30,567       21,459       82,024       57,786
                                                              ----------   ----------   ----------   ----------
Interest expense
  Deposits..................................................      16,015       10,801       41,765       29,495
  Short-term borrowings.....................................         318           73          794          296
  Long-term borrowings......................................         164          242          667          702
                                                              ----------   ----------   ----------   ----------
        Total interest expense..............................      16,497       11,116       43,226       30,493
                                                              ----------   ----------   ----------   ----------
        Net interest income.................................      14,070       10,343       38,798       27,293
Provision for loan loss.....................................       1,515        1,383        4,485        3,396
                                                              ----------   ----------   ----------   ----------
        Net interest income after provision for loan loss...      12,555        8,960       34,313       23,897
                                                              ----------   ----------   ----------   ----------
Noninterest income
  Banking and trust service fees............................       1,215        1,345        3,639        3,743
  Gain on sale of branch....................................          --           --          805           --
  Other.....................................................          21           12           46           77
  Securities gains, net.....................................          --          133           --          133
                                                              ----------   ----------   ----------   ----------
        Total noninterest income............................       1,236        1,490        4,490        3,953
                                                              ----------   ----------   ----------   ----------
Noninterest expense
  Salaries and employee benefits............................       5,372        4,193       14,854       12,574
  Equipment.................................................         499          416        1,515        1,015
  Occupancy and premises....................................         812          595        2,191        1,597
  Professional services.....................................         245          171          949          411
  Advertising/marketing.....................................         200          156          548          437
  Amortization of intangibles...............................         328           94          671          257
  Other.....................................................       1,095        1,019        3,175        2,770
                                                              ----------   ----------   ----------   ----------
        Total noninterest expense...........................       8,551        6,644       23,903       19,061
                                                              ----------   ----------   ----------   ----------
Income before income taxes..................................       5,240        3,806       14,900        8,789
Income tax expense..........................................       1,832        1,304        5,225        2,948
                                                              ----------   ----------   ----------   ----------
        Net income..........................................  $    3,408   $    2,502   $    9,675   $    5,841
                                                              ==========   ==========   ==========   ==========
Per Share Data:
  Basic earnings............................................  $    31.78   $    23.36   $    90.27   $    59.48
  Diluted earnings..........................................       31.42        23.12        89.26        59.01
  Dividends.................................................          --           --           --           --
  Book Value (at end of period).............................    1,418.03     1,318.75     1,418.03     1,318.75

                                                                                          AT OR FOR THE NINE
                                                               AT OR FOR THE QUARTER            MONTHS
                                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                              -----------------------   -----------------------
                                                                 1999         1998         1999         1998
                                                              ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Selected Financial Condition Data:
  Securities................................................  $  314,897   $  208,570   $  314,897   $  208,570
  Loans, including held for sale............................   1,211,110      825,879    1,211,110      825,879
  Total assets..............................................   1,594,144    1,071,993    1,594,144    1,071,993
  Deposits..................................................   1,397,883      899,548    1,397,883      899,548
  Borrowings................................................      34,537       23,779       34,537       23,779
  Stockholders' equity......................................     152,322      141,222      152,322      141,222
  Trust assets under administration.........................     119,030      101,796      119,030      101,796
Selected Financial Ratios and Other Data:(1)
  Performance Ratios:
    Net interest margin(2)..................................        3.83%        4.21%        3.95%        4.12%
    Interest rate spread(3).................................        3.17         3.29         3.23         3.24
    Non-interest income to average assets...................        0.32         0.57         0.43         0.56
    Non-interest expense to average assets..................        2.20         2.54         2.30         2.70
    Net overhead ratio(4)...................................        1.88         1.97         1.87         2.14
    Efficiency ratio(5).....................................       54.89        55.66        54.29        59.99
    Return on average assets(6).............................        0.88         0.96         0.93         0.83
    Return on average equity(7).............................        8.93         7.11         8.70         6.50
  Asset Quality Ratios:
    Nonaccrual loans to loans, including held for sale......        0.24         0.43         0.24         0.43
    Allowances for loan loss to loans, including held for
      sale..................................................        1.18         0.95         1.18         0.95
    Allowance for loan loss to nonperforming assets.........      332.29       209.78       332.29       209.78
    Net charge-offs to average loans, including held for
      sale..................................................        0.07         0.03         0.10          .06
    Nonperforming assets to total assets(8).................        0.27         0.47         0.27         0.47
    Nonaccrual loans and 90+ days past due loans to total
      loans, including held for sale........................        0.71         0.60         0.71         0.60
    Nonaccrual loans and 90+ days past due loans to total
      assets................................................        0.54         0.63         0.54         0.63
    Nonperforming assets and 90+ days past due loans to
      total assets..........................................        0.62         0.65         0.62         0.65
    Allowance for loan loss to nonperforming assets and 90+
      days past due loans...................................      144.00       153.29       144.00       153.29
  Balance Sheet Ratios:
    Average loans to average deposits.......................       85.69        91.49        88.14        89.34
    Average interest-earning assets to average
      interest-bearing liabilities..........................      114.96       120.77       116.45       119.70
  Capital Ratios:
    Total equity to total assets............................        9.56        13.17         9.56        13.17
    Total risk-based capital ratio..........................       10.02        16.00        10.02        16.00
    Tier 1 risk-based capital ratio.........................        9.85        14.94         9.85        14.94
    Leverage capital ratio..................................        9.08        13.32         9.08        13.32
  OTHER DATA
    Number of full-time equivalent employees................         468          384          468          384
    Number of banking facilities............................          36           30           36           30
    Shares outstanding at the end of period.................     107,418      107,088      107,418      107,088
    Weighted average shares outstanding -- basic............     107,222      107,088      107,180       98,199
    Weighted average shares outstanding -- diluted..........     108,460      108,206      108,395       98,971

---------------

(1) Certain financial ratios for interim periods have been annualized.

(2) Net interest margin is net interest income divided by average interest-earning assets.

(3) Interest rate spread is the yield on average interest-earning assets minus the rate on average interest-bearing liabilities.

(4) The net overhead ratio is equal to noninterest expense minus noninterest income divided by average total assets.

(5) The efficiency ratio is equal to noninterest expense divided by the sum of net interest income (on a tax equivalent basis at 35%) plus noninterest income, excluding gains and losses on securities.

(6) Return on average assets is equal to net income divided by average total assets.

(7) Return on average equity is equal to net income divided by average common equity.

(8) Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property.

NET INTEREST INCOME

     Net interest income is the most significant component of CIB Marine's earnings. Net interest income is the difference between interest earned on CIB Marine's income-producing assets and interest paid on deposits and borrowed funds. This difference expressed as a percentage of average earning assets is the net interest margin. The amount of CIB Marine's net interest income is affected by several factors, including interest rates and the volume and relative mix of earning assets and liabilities. Although CIB Marine can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy are beyond management's control.

     The following table sets forth information for each of the three-month and nine month periods ended September 30, 1999 and September 30, 1998 regarding average balances, interest income and interest expense and average rates earned or paid, as the case may be, for each of CIB Marine's major asset and liability categories, and for total liabilities and shareholders' equity. This table expresses interest income on a tax-equivalent (TE) basis in order to compare the effective yield on earning assets. This means that interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these assets. The tax-equivalent adjustment was based on CIB Marine's effective federal income tax rate of 35%.

                                                                             QUARTER ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------------------------------
                                                                    1999                                    1998
                                                    -------------------------------------   -------------------------------------
                                                     AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                                     BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
ASSETS                                              ----------   -----------   ----------   ----------   -----------   ----------
Interest Earning Assets (TE)
Securities
Taxable...........................................  $  276,546     $ 3,975        5.70%     $  165,630     $ 2,525        6.05%
Tax-exempt........................................      37,612         727        7.67%         27,412         549        7.95%
                                                    ----------     -------        ----      ----------     -------        ----
Total Securities..................................     314,158       4,702        5.94%        193,042       3,074        6.32%
Loans(1)
Commercial and agricultural.......................   1,099,307      24,703        8.92%        724,446      16,980        9.30%
Real estate.......................................      38,104         819        8.53%         38,034         849        8.86%
Installment and other consumer....................      17,090         365        8.47%         24,142         525        8.63%
                                                    ----------     -------        ----      ----------     -------        ----
Total loans.......................................   1,154,501      25,887        8.90%        786,622      18,354        9.26%
Federal funds sold................................      15,340         203        5.25%         11,893         170        5.67%
Loans -- held for sale............................       2,375          47        7.85%          5,464          98        7.12%
                                                    ----------     -------        ----      ----------     -------        ----
Total Earning Assets (TE).........................   1,486,374     $30,839        8.23%        997,021     $21,696        8.63%
                                                                   -------        ----                     -------        ----
Noninterest Earning Assets
Cash and due from banks...........................      15,867                                  15,820
Premises and equipment............................      20,578                                  14,437
Allowance for loan loss...........................     (13,772)                                 (9,084)
Accrued interest receivable.......................      12,030                                   8,676
Deferred income taxes.............................       7,141                                   4,019
Goodwill and core deposit intangibles, net........      12,861                                   3,797
Foreclosed properties.............................          13                                     433
Other assets......................................       3,274                                     995
                                                    ----------                              ----------
Total Noninterest Earning Assets..................      57,992                                  39,093
                                                    ----------                              ----------
TOTAL ASSETS......................................  $1,544,366                              $1,036,114
                                                    ==========                              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities
Deposits
Interest-bearing demand deposits..................  $   38,660     $   242        2.48%     $   31,840     $   224        2.79%
Money market......................................     145,731       1,732        4.72%         68,002         776        4.53%
Other savings deposits............................      35,151         284        3.21%         25,797         204        3.14%
Time Deposits of $100,000 or more.................     337,843       4,494        5.28%        180,332       2,581        5.68%
Time Deposits.....................................     701,846       9,263        5.24%        495,888       7,016        5.61%
                                                    ----------     -------        ----      ----------     -------        ----
Total interest-bearing deposits...................   1,259,231      16,015        5.05%        801,859      10,801        5.34%
Short-term borrowings.............................      20,840         318        6.05%          4,668          73        6.20%
Long-term borrowings..............................      12,823         164        5.07%         19,022         242        5.05%
                                                    ----------     -------        ----      ----------     -------        ----
Total borrowed funds..............................      33,663         482        5.68%         23,690         315        5.28%
Total Interest Bearing Liabilities................   1,292,894     $16,497        5.06%        825,549     $11,116        5.34%
                                                                   -------        ----                     -------        ----
Noninterest Bearing Liabilities
Noninterest-bearing demand deposits...............      90,818                                  63,946
Accrued interest payable..........................       6,236                                   4,157
Accrued income taxes..............................         712                                     828
Other liabilities.................................       2,368                                   2,035
Stockholders' equity..............................     151,337                                 139,599
                                                    ----------                              ----------
Total Liabilities and Shareholders' Equity........  $1,544,366                              $1,036,114
                                                    ==========                              ==========
Net Interest Income (TE) and Interest Rate
  Spread(2).......................................                 $14,342        3.17%                    $10,580        3.29%
                                                                   =======        ====                     =======        ====
Net Interest Margin (TE)(3).......................                                3.83%                                   4.21%
                                                                                  ====                                    ====

---------------

(TE) -- Tax Equivalent Basis at 35%

(1) Loan balance totals include nonaccruals.

(2) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------------------------------------------------
                                                                      1999                                   1998
                                                      -------------------------------------   -----------------------------------
                                                       AVERAGE      INTEREST      AVERAGE     AVERAGE     INTEREST      AVERAGE
                                                       BALANCE     EARNED/PAID   YIELD/COST   BALANCE    EARNED/PAID   YIELD/COST
ASSETS                                                ----------   -----------   ----------   --------   -----------   ----------
Interest Earning Assets (TE)
Securities
Taxable.............................................  $  244,374     $10,502        5.75%     $158,414     $ 7,249        6.12%
Tax-exempt..........................................      33,560       1,953        7.78%       24,903       1,474        7.91%
                                                      ----------     -------        ----      --------     -------        ----
Total Securities....................................     277,934      12,455        5.99%      183,317       8,723        6.36%
Loans(1)
Commercial and agricultural.........................     989,313      66,074        8.93%      638,450      44,732        9.37%
Real estate.........................................      40,484       2,481        8.19%       40,661       2,645        8.70%
Installment and other consumer......................      19,357       1,226        8.47%       22,682       1,453        8.56%
                                                      ----------     -------        ----      --------     -------        ----
Total loans.........................................   1,049,154      69,781        8.89%      701,793      48,830        9.30%
Federal funds sold..................................       8,003         314        5.25%       15,786         588        4.98%
Loans -- held for sale..............................       3,903         215        7.36%        5,618         303        7.21%
                                                      ----------     -------        ----      --------     -------        ----
Total Earning Assets (TE)...........................   1,338,994     $82,765        8.26%      906,514     $58,444        8.62%
                                                                     -------        ----                   -------        ----
Noninterest Earning Assets
Cash and due from banks.............................      14,691                                14,238
Premises and equipment..............................      18,970                                13,399
Allowance for loan loss.............................     (12,452)                               (8,132)
Accrued interest receivable.........................      10,722                                 8,084
Deferred income taxes...............................       5,871                                 3,347
Goodwill and core deposit intangibles, net..........       9,791                                 3,440
Foreclosed properties...............................          30                                   388
Other assets........................................       2,078                                 2,536
                                                      ----------                              --------
Total Noninterest Earning Assets....................      49,701                                37,300
                                                      ----------                              --------
TOTAL ASSETS........................................  $1,388,695                              $943,814
                                                      ==========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities
Deposits
Interest-bearing demand deposits....................  $   38,637     $   724        2.51%     $ 30,843     $   640        2.77%
Money market........................................     120,040       4,153        4.63%       56,951       1,968        4.62%
Other savings deposits..............................      32,476         780        3.21%       28,827         571        2.65%
Time Deposits of $100,000 or more...................     285,581      11,124        5.21%      153,391       6,588        5.74%
Time Deposits.......................................     636,685      24,984        5.25%      461,910      19,728        5.71%
                                                      ----------     -------        ----      --------     -------        ----
Total interest-bearing deposits.....................   1,113,419      41,765        5.02%      731,922      29,495        5.39%
Short-term borrowings...............................      18,864         794        5.63%        7,109         296        5.57%
Long-term borrowings................................      17,582         667        5.07%       18,284         702        5.13%
                                                      ----------     -------        ----      --------     -------        ----
Total borrowed funds................................      36,446       1,461        5.36%       25,393         998        5.25%
Total Interest Bearing Liabilities..................   1,149,865     $43,226        5.03%      757,315     $30,493        5.38%
                                                                     -------        ----                   -------        ----
Noninterest Bearing Liabilities
Noninterest-bearing demand deposits.................      81,327                                59,887
Accrued interest payable............................       5,487                                 3,776
Accrued income taxes................................       1,193                                   880
Other liabilities...................................       2,172                                 1,816
Stockholders' equity................................     148,651                               120,140
                                                      ----------                              --------
Total Liabilities and Shareholders' Equity..........  $1,388,695                              $943,814
                                                      ==========                              ========
Net Interest Income (TE) and Interest Rate
  Spread(2).........................................                 $39,539        3.23%                  $27,951        3.24%
                                                                     =======        ====                   =======        ====
Net Interest Margin (TE)(3).........................                                3.95%                                 4.12%
                                                                                    ====                                  ====

---------------

(TE) -- Tax Equivalent Basis at 35%

(1) Loan balance totals include nonaccruals.

(2) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

     For the third quarter of 1999, net interest income on a tax-equivalent basis was $14.3 million, representing an increase of 35.6% from net interest income of $10.6 million for the third quarter of 1998. For the first nine months of the year, net interest income on a tax-equivalent basis increased by 41.5%, from $28.0 million in 1998 to $39.5 million in 1999. The increase in the volume of earning assets and the liabilities to fund these assets, accounted for the majority of the increases in net interest income and were partially offset by 12 and one basis point reductions in the interest rate spread between the comparable three month and nine month periods respectively.

     The following table presents an analysis of changes on a tax-equivalent
(TE) basis in net interest income resulting from changes in average volumes of interest earning assets and interest bearing liabilities and average rates earned and paid.

                                        QUARTER ENDED SEPTEMBER 30, 1999        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                            COMPARED TO QUARTER ENDED              COMPARED TO NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998(1)                      SEPTEMBER 30, 1998
                                      -------------------------------------   ----------------------------------------
                                      VOLUME    RATE    TOTAL     % CHANGE    VOLUME     RATE      TOTAL     % CHANGE
                                      -------   -----   ------   ----------   -------   -------   -------   ----------
                                                 (IN THOUSANDS)                            (IN THOUSANDS)
Interest Income (TE)
Loans (including fees)..............  $ 8,278   $(742)  $7,536     41.05%     $23,191   $(2,240)  $20,951     42.90%
Securities -- taxable...............    1,602    (152)   1,450     57.43%       3,721      (465)    3,256     44.90%
Securities -- tax-exempt............      197     (19)     178     32.42%         502       (26)      476     32.36%
                                      -------   -----   ------    -------     -------   -------   -------    -------
        Total Securities............    1,799    (171)   1,628     52.96%       4,223      (491)    3,732     42.78%
Federal funds sold..................       44     (14)      30     18.24%        (304)       30      (274)   (46.60%)
Loans -- held for sale..............      (60)      9      (51)   (52.04%)        (94)        6       (88)   (29.04%)
                                      -------   -----   ------    -------     -------   -------   -------    -------
        Total Interest Income
          (TE)......................   10,061    (918)   9,143     42.14%      27,016    (2,695)   24,321     41.61%
                                      -------   -----   ------    -------     -------   -------   -------    -------
Interest Expense
Interest-bearing demand deposits....       45     (27)      18      8.04%         151       (67)       84     13.13%
Money market........................      923      33      956    123.20%       2,183         2     2,185    111.03%
Other savings deposits..............       76       4       80     39.22%          78       130       208     36.60%
Time deposits of 100,000 or more....    2,107    (194)   1,913     74.12%       5,200      (664)    4,536     68.85%
Other time deposits.................    2,745    (499)   2,246     32.03%       6,967    (1,709)    5,258     26.64%
Borrowings -- short term............      247      (2)     245    335.62%         494         3       497    167.91%
Borrowings -- long term.............      (79)      1      (78)   (32.23%)        (27)       (8)      (35)    (4.99%)
                                      -------   -----   ------    -------     -------   -------   -------    -------
Total Interest Expense..............    6,064    (684)   5,381     48.41%      15,046    (2,313)   12,733     41.75%
                                      -------   -----   ------    -------     -------   -------   -------    -------
Net Interest Income (TE)............  $ 3,397   $(234)  $3,762     35.56%     $11,970   $  (382)  $11,588     41.46%
                                      =======   =====   ======    =======     =======   =======   =======    =======

---------------

(TE) Tax Equivalent Basis

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     Interest Income. For the third quarter of 1999 total interest income was $30.6 million, which was 42.4% higher than the interest income of $21.5 million for the third quarter of 1998. For the first nine months of 1999 total interest income was $82.0 million, which was 41.9% higher than the interest income of $57.8 million for the first nine months of 1998.

     The primary reason for these increases was the increases in the volume of all categories of CIB Marine's average earning assets. Average earning assets during the third quarter of 1999 increased by 49.1% to $1.5 billion from $997.0 million in the third quarter of 1998, and in the nine month period average earning assets increased by 47.7% from $906.5 million to $1.3 billion, respectively. The increase in interest income due to increased volume was partially offset by 40 and 36 basis point decreases in the average interest rates earned on interest earning assets from the comparable quarter and nine month periods of 1998, respectively. The decreases in the average interest rates earned were primarily the result of an overall decline in market interest rates during these periods, which resulted in a large portion of CIB Marine's assets being repriced at a lower rate during these periods, although interest rates did start to move up again beginning in the latter part of the second quarter of 1999.

     Interest earned on loans was the largest component of total interest earned and represented 84.8% and 85.8% of total interest earned in the third quarter of 1999 and 1998, and 85.3% and 84.8% for the first nine months of 1999 and 1998, respectively. Interest earned on securities in CIB Marine's portfolio accounted for the balance of total interest earned.

     Interest Expense. Total interest expense for the third quarter of 1999 increased by 48.4% to $16.5 million from $11.1 million for the third quarter of 1998. Total interest expense for the first nine months of 1999 increased by 41.8% to $43.2 million from $30.5 million for the comparable period in 1998. These increases were due to increases in the volume of interest bearing liabilities. The average interest rate paid on interest bearing liabilities decreased by 28 and 35 basis points for the three and nine month periods, respectively.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense was 83.5% for the first nine months of 1999 and 86.3% for the first nine months of 1998. The significant level of interest expense on time deposits resulted from CIB Marine using these types of deposits to fund a large portion of the growth in its loan portfolio.

     CIB Marine's interest rate spread, which is the difference between the average interest rate earned on interest earning assets and the average interest rate paid on interest bearing liabilities, was 3.17% and 3.29% for the third quarter of 1999 and 1998, respectively. The net interest margin was 3.83% and 4.21% for the third quarter of 1999 and 1998, respectively. The interest rate spread was 3.23% and 3.24%, and the net interest margin was 3.95% and 4.12%, for the nine month periods ended September 30, 1999 and 1998, respectively.

PROVISION FOR LOAN LOSS AND ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an adequate allowance for estimated losses inherent in the loan portfolio as of the balance sheet date. The provision for loan loss for the third quarter of 1999 was $1.5 million, as compared to $1.4 million for the third quarter of 1998. The provision for loan loss for the first nine months of 1999 was $4.5 million, as compared to $3.4 million for the first nine months of 1998. The increase in the provision and the allowance was primarily due to the increase in the average loans outstanding. At September 30, 1999 the allowance for loan loss was $14.3 million, or 1.18 % of total loans outstanding, as compared to $10.7 million and 1.15%, respectively, at December 31, 1998.

     CIB Marine maintains its allowance at a level that CIB Marine considers sufficient to absorb potential losses in the loan portfolio. CIB Marine increases the allowance by the amount of the provision for loan loss as well as recoveries of previously charged off loans and decreases the allowance by the amount of loan charge-offs. The provision provides for current loan loss and maintains the allowance at a level commensurate with management's evaluation of the risks inherent in the loan portfolio. CIB Marine's loan review department performs a comprehensive analysis of the allowance on a quarterly basis. CIB Marine considers various factors when determining the amount of the provision and the adequacy of the allowance. Some of the factors include:

     - past due and nonperforming assets;

     - specific internal analysis of loans requiring special attention;

     - the current level of regulatory classified and criticized assets and the risk factors associated with each;

     - changes in the type and volume of the loan portfolio;

     - net charge-offs; and

     - review by CIB Marine's internal loan review personnel.

     CIB Marine also considers current national and local economic trends, prior loss history, underlying collateral values, credit concentrations and industry risks when evaluating the adequacy of the provision. CIB Marine develops an estimate of loss on specific loans in conjunction with an overall risk evaluation of the total loan portfolio.

     The following table summarizes changes in the allowance for loan loss for the quarters and nine month periods ended September 30, 1999 and 1998.

                                                     QUARTER ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                  -------------------      -------------------
                                                   1999         1998        1999         1998
                                                  -------      ------      -------      ------
                                                                 (IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD..................  $13,000      $8,429      $10,657      $6,692
LOANS CHARGED-OFF
Commercial......................................     (202)        (32)        (641)       (332)
Agricultural....................................       --          --           --          --
Real estate
  1-4 family....................................       --          (9)         (48)         (9)
  Commercial....................................       (1)                    (143)         --
  Construction..................................       (4)         --          (31)         --
Consumer........................................      (45)        (26)         (83)        (68)
Credit card loans...............................       (1)         (6)          (3)        (11)
Other...........................................       --          (2)          --          (2)
                                                  -------      ------      -------      ------
          TOTAL CHARGED-OFF.....................     (253)        (75)        (949)       (422)
                                                  -------      ------      -------      ------
RECOVERIES OF LOANS CHARGED-OFF
Commercial......................................        6           8           18          77
Agricultural....................................       --          --           25          --
Real estate
  1-4 family....................................       --          --            9          --
  Commercial....................................       --          --           --          --
  Construction..................................       46          --           46          --
Consumer........................................       --          --           22           9
Credit card loans...............................        1           7            2          --
Other...........................................       --          --           --          --
                                                  -------      ------      -------      ------
          TOTAL RECOVERIES......................       53          15          122          86
                                                  -------      ------      -------      ------
NET LOANS CHARGED-OFF...........................     (200)        (60)        (827)       (336)
Provision.......................................    1,515       1,383        4,485       3,396
                                                  -------      ------      -------      ------
BALANCE AT END OF PERIOD........................  $14,315      $9,752      $14,315      $9,752
                                                  =======      ======      =======      ======

     Net charge-offs for the quarter and nine months ended September 30, 1999 were $0.2 million and $0.8 million, respectively, as compared to net charge-offs of $0.01 million and $0.3 million for the comparable periods of 1998. The ratio of net loan charge-offs to average loans was .07% and .10%, annualized for the third quarter and first nine months of 1999, and .03% and .06% for the similar periods of 1998. Net charge-offs to average loans were .10% for all of calendar 1998.

     Although CIB Marine monitors and maintains the allowance at a level that it considers to be adequate to provide for the inherent risk of loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions will not be required in the future. In addition, CIB Marine's determination as to the adequacy of the allowance is subject to review by federal and state banking regulators, as part of their examination process, which could result in an additional provision to the allowance upon completion of their periodic examinations.

     For information regarding a recent adverse change in the status of one of CIB Marine's large borrowing relationships, see "Financial
Condition -- Loans -- Concentrations of Credit".

NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when it is determined that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is classified as restructured when the interest rate is reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Foreclosed property represents properties acquired by CIB Marine through loan defaults by customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans that are 90 days or more past due and still accruing and related asset quality ratios as of the dates indicated.

                                                              AS OF OR FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   1999             1998
                                                              --------------    -------------
NONACCRUAL LOANS
Commercial..................................................    $    1,460        $    718
Agricultural................................................            30              --
Real estate
  1-4 family................................................           301             110
  Commercial................................................           864           2,213
  Construction..............................................           185             281
Consumer....................................................           111              75
Credit card loans...........................................            --              --
Other.......................................................            --             611
                                                                ----------        --------
          Total nonaccrual loans............................         2,951           4,008
                                                                ----------        --------
Foreclosed property.........................................         1,100              --
Restructured loans..........................................           257              --
                                                                ----------        --------
          TOTAL NONPERFORMING ASSETS........................         4,308           4,008
                                                                ==========        ========
90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Commercial..................................................         4,156           3,440
Agricultural................................................            --              --
Real estate
  1-4 family................................................           324             250
  Commercial................................................           240             787
  Construction..............................................           850             992
Consumer....................................................            14              87
Credit card loans...........................................            34              25
Other.......................................................            15               3
                                                                ----------        --------
          TOTAL 90 DAYS OR MORE PAST DUE AND STILL
            ACCRUING........................................    $    5,633        $  5,584
                                                                ==========        ========
Allowance for loan loss.....................................        14,315          10,657
Loans at end of period, including held for sale.............     1,211,110         924,611
Average loans, including held for sale......................     1,156,876         746,319
RATIOS
Ratio of allowance to loans, including held for sale........          1.18%           1.15%
Ratio of net loans charged-off to average loans, including
  held for sale(1)..........................................          0.07%           0.23%
Ratio of recoveries to loans charged-off....................         20.95%          14.62%
Nonaccrual loans to loans, including held for sale..........          0.24%           0.43%
Nonperforming assets to total assets........................          0.27%           0.34%
Foreclosed properties to loans, including held for sale.....          0.09%           0.00%
Allowance as a percent of nonaccrual loans..................        485.09%         265.89%
Allowance as a percent of nonperforming assets..............        332.29%         265.89%
Nonaccrual loans and 90+ days past due loans to loans,
  including held for sale...................................          0.71%           1.04%
Nonaccrual loans and 90+ days past due loans to total
  assets....................................................          0.54%           0.81%
Nonperforming assets and 90+ days past due loans to total
  assets....................................................          0.62%           0.81%
Allowance as a percent of nonperforming assets and 90+ days
  past due loans............................................        144.00%         111.10%

---------------

(1) Presented on an annualized basis

     Total nonaccrual loans at September 30, 1999 decreased to $3.0 million from $4.0 million at December 31, 1998. The ratio of nonaccrual loans to total loans was 0.24% at September 30, 1999 and 0.43% at December 31, 1998. CIB Marine had a restructured loan balance of $0.3 million and foreclosed property balance of $1.1 million at September 30, 1999.

     The foreclosed property of $1.1 million at September 30, 1999 represents one property acquired after the default of a $1.6 million commercial real estate loan. The loan was secured by the property and by a personal guarantee of one of the principals. The $1.1 million represents the fair market value of the property. The loan carrying value was written down by $0.3 million in 1998 and the remaining $0.2 million write-down was recorded upon foreclosure in 1999. Both of these write-downs were posted against the allowance for loan loss. CIB Marine did not have any restructured loans or foreclosed property at December 31, 1998. Impaired loans were $2.0 million and $3.4 million at September 30, 1999 and December 31, 1998, respectively.

     Loans 90 days past due or more and still accruing are delinquent loans with regard to which management has determined it is probable that all contractual principal and interest amounts due will be collected. CIB Marine had $5.6 million in loans that were at least 90 days past due or more and still accruing at September 30, 1999 and at December 31, 1998. Accrued interest on loans 90 days past due or more and still accruing as of September 30, 1999 was $0.08 million. The ratio of nonperforming assets and loans 90 days past due or more and still accruing to total assets was .62% at September 30, 1999, as compared to .81% at December 31, 1998.

NONINTEREST INCOME

     Noninterest income for the third quarter of 1999 was $1.2 million, representing a decrease of $0.3 million, or 17.0%, from the third quarter of 1998. This decrease was primarily a result of decreases of $0.1 million in loan fees and $0.1 million in securities gains. The decrease in loan fees was due to a $0.2 million decrease in fees associated with the origination and subsequent sales of residential first mortgage loans as a result of reduced volumes due to higher interest rates, and was partially offset by an increase in fees from standby letters of credit of $0.1 million.

     Deposit service charge income decreased 11.0% and 4.9% from the quarter and the nine month period ended September 30, 1998 to the same periods in 1999 although total deposits grew by 55.4% over that period. Most of the deposit growth was in certificates of deposit or money market accounts which generally do not produce fee income. Most of the reduction in deposit service charges was due to a decrease in demand deposit non-sufficient fund fees.

     Noninterest income for the nine months ended September 30, 1999 was $4.5 million, representing an increase of $0.5 million, or 13.6%, from the nine months ended September 30, 1998. The first nine months of 1999 included a $0.8 million gain on the sale of a branch facility in Charleston, Illinois. Trust fee income increased by $0.1 million due to increased sales initiatives. Loan fee income and securities gains decreased $0.2 million and $0.1 million, respectively.

NONINTEREST EXPENSE

     Total noninterest expense for the third quarter of 1999 was $8.6 million, representing an increase of $2.0 million, or 28.7%, from the third quarter 1998 total noninterest expense of $6.6 million. Total noninterest expense for the first nine months of 1999 was $23.9 million, representing an increase of $4.8 million, or 25.4%, from the first nine months of 1998 total noninterest expense of $19.1 million. These increases were primarily a result of CIB Marine's growth, including internal growth and the acquisition and opening of new branch facilities and banks.

     Salaries and employee benefits represent the largest component of noninterest expense. Total salaries and benefits for the third quarter of 1999 were $5.4 million, representing a 28.1% increase over the $4.2 million for the third quarter of 1998. For the nine month period, salaries and benefits were $14.9 million for 1999, representing an 18.1% increase over the $12.6 million for 1998. Non-cash compensation expense related to the extension of the expiration date of all previously issued and outstanding stock options granted under CIB

Marine's stock option plans as of February 25, 1998 was $0.1 million and $1.4 million, in the first nine months of 1999 and 1998, respectively. Equipment and occupancy expenses increased by 20.0% and 36.4%, respectively, from the third quarter of 1998 to the third quarter of 1999, and by 49.3% and 37.2%, respectively, from the first nine months of 1998 to the first nine months of 1999, primarily as a result of the new bank and branch facilities. Professional services expense increased by $0.1 million, or 43.3% for the quarter and by $0.5 million, or 130.7% for the nine month period, mostly due to the use of additional legal and accounting services in conjunction with quarterly and annual filings with the Securities and Exchange Commission that have been required since 1998 and in conjunction with corporate projects and transactions. Amortization of intangible assets expense was $0.3 million and $0.7 million for the quarter and nine months ended September 30, 1999, respectively, representing increases of 247.8% and 161.7% from the comparable periods of 1998. These increases were mostly due to intangible assets increases of $8.9 million relating to the two branches purchased in March 1999. Other noninterest expense for the nine months ended September 30, 1999 was $0.4 million higher than the comparable period in 1998 mostly due to increases in telephone and postage and delivery expenses.

     Overhead efficiency ratios were 54.89% and 54.29% for the quarter and nine month periods ended September 30, 1999, respectively, and 55.66% and 59.99% for the comparable periods of 1998.

INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary timing differences between financial statement and income tax reporting.

     The effective tax rate for the nine months ended September 30, 1999 was 35.1%, compared to an effective tax rate of 33.5% for the nine months ended September 30, 1998. In the second quarter of 1999, the adjustment of the applicable tax rate used for valuing deferred tax assets resulted in the recognition of a $0.1 million tax benefit. The 1999 increase in the income tax provision was primarily due to increases in taxable income in each of the corresponding periods and a larger proportion of investment income being taxable. Tax exempt income was approximately the same amount for the nine months ended September 30, 1999 as the nine months ended September 30, 1998, even though income before income taxes grew by 69.5%.

MONEY DESK OPERATION

     In August 1999, CIB Marine hired a small staff of experienced professionals to develop a money desk operation to provide commercial paper, Eurodollar deposit and repurchase agreement services to its subsidiaries and customers, primarily corporations, other financial institutions, municipalities and high net worth individuals. Applications to allow CIB Marine to handle Eurodollar transactions have been filed with various regulatory agencies. The long-term objectives of this new operation include generating new funding sources designed to reduce CIB Marine's cost of funds and producing fee income through the sale of commercial paper and other liability products.

FINANCIAL CONDITION

LOANS HELD FOR SALE

     Loans held for sale decreased 79.5% to $1.8 million at September 30, 1999, from $8.9 million at December 31, 1998. These are residential first mortgage loans, and this decrease follows a reduction in originations of this type of loans as a result of the higher interest rate environment in the fall of 1999.

SECURITIES

     CIB Marine seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assists CIB Marine in meeting various regulatory requirements and is consistent with its interest rate risk policies. CIB Marine manages the maturity structure of the investment portfolio to provide a stream of cash flows, to complement the interest rate risk management of CIB Marine, and to promote the long-term after-tax earnings of CIB Marine.

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                                       AT SEPTEMBER 30, 1999   AT DECEMBER 31, 1998
                                                       ---------------------   ---------------------
                                                                   YIELD TO                YIELD TO
                                                        AMOUNT     MATURITY     AMOUNT     MATURITY
                                                       ---------   ---------   ---------   ---------
                                                                      (IN THOUSANDS)
SECURITIES HELD TO MATURITY
U.S. Government & Agencies...........................  $ 74,607       6.18%    $ 62,731       5.85%
States and political subdivisions....................    36,711       7.25%      26,445       7.37%
Other notes and bonds................................       450       7.10%         450       7.10%
Mortgage backed securities...........................    10,720       6.65%      12,113       6.56%
                                                       --------      -----     --------      -----
          Total Securities Held To Maturity..........   122,488       6.54%     101,739       6.34%
                                                       --------      -----     --------      -----
SECURITIES AVAILABLE FOR SALE
U.S. Government & Agencies...........................   166,039       5.53%    $ 86,533       6.71%
States and political subdivisions....................     3,771      11.16%       3,572      11.17%
Other notes and bonds................................     2,109       5.82%       2,264       6.07%
Mortgage backed securities...........................    18,280       5.97%      17,831       5.95%
Federal Home Loan Bank stock.........................     3,955       6.50%       3,057       6.63%
Other Equities.......................................       134        N/A           37        N/A
                                                       --------      -----     --------      -----
Securities Available for Sale Before Market Value
  Adjustment.........................................   194,288       5.70%     113,294       5.84%
                                                       --------      -----     --------      -----
TOTAL SECURITIES BEFORE MARKET VALUE ADJUSTMENT......  $316,776       6.02%    $215,033       6.08%
                                                                     =====                   =====
Available for Sale Market Value Adjustment (SFAS
  115)...............................................    (1,879)                  1,251
                                                       --------                --------
TOTAL SECURITIES.....................................  $314,897                $216,284
                                                       ========                ========

     Total securities outstanding at September 30, 1999 were $314.9 million, an increase of 45.6%, as compared to $216.3 million at December 31, 1998. The increase in the securities portfolio was directly related to CIB Marine's growth during this period. Because the securities portfolio is one of CIB Marine's primary sources of liquidity, CIB Marine has increased the size of its portfolio as total assets have increased. The ratio of total securities to total assets was 19.8% at September 30, 1999 as compared to 18.2% at December 31, 1998.

     CIB Marine has classified certain of its securities as held to maturity and certain of its securities as available for sale. Securities classified as held to maturity are those that CIB Marine has both the positive intent and ability to hold to maturity, and are reported at amortized cost. Securities classified as available for sale are those CIB Marine has not classified as held to maturity or as trading securities. CIB Marine does not currently maintain any securities for trading purposes. CIB Marine may sell securities classified as available for sale if it believes the sale is necessary for liquidity, asset/liability management or other reasons.

     Securities available for sale are reported at fair value with unrealized gains and losses, net of taxes included as a separate component of accumulated other comprehensive income (or loss) in equity. On September 30, 1999, net unrealized losses were $1.9 million. On December 31, 1998, net unrealized gains were $1.3 million. The loss in unrealized value of these securities over the first nine months of the year was a direct result of increases in market interest rates offered on similar investments.

     As of September 30, 1999, $192.4 million or 61.1% of the securities portfolio was classified as available for sale and $122.5 million or 38.9% of the portfolio was classified as held to maturity. These ratios were 53.0% and 47.0%, respectively at December 31, 1998. CIB Marine's designation of securities between available for sale and held to maturity is based on a number of factors, including CIB Marine's current and projected liquidity position and current and projected loan to deposit ratio. The increase in the percentage of securities classified as available for sale reflects CIB Marine's decision, based on such factors, to make a larger percentage of its securities portfolio available to meet CIB Marine's liquidity needs, if necessary, and to allow CIB Marine the opportunity to react to changes in market interest rates and changes in the yield relationship between alternative investments.

     In September 1999, CIB Marine purchased limited partnership interests in three private investment funds. See "Other Assets" for additional information.

LOANS

  General

     CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one to four family residential real estate loans, and various types of consumer loans. CIB Marine's underwriting standards, as contained within CIB Marine's loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows of the borrower and the secondary source should be the liquidation and disposition of collateral.

     At September 30, 1999, loans, net of the allowance for loan loss, were $1.2 billion, an increase of $289.9 million, or 32.0%, from $905.1 million at December 31, 1998, and represented 75.0% of CIB Marine's total assets at September 30, 1999. Substantially all of the increase was in the areas of commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 93.7% of gross loans at September 30, 1999 and 89.3% of gross loans at December 31, 1998. The loan increase is consistent with CIB Marine's strategy to focus on establishing banking relationships with small to medium-sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers in the markets served by CIB Marine.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                                          AS OF
                                                         ---------------------------------------
                                                         SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                         ------------------   ------------------
                                                                     (IN THOUSANDS)
Commercial.............................................  $  365,471    30.1%  $273,331     29.8%
Agricultural...........................................       6,217     0.5%     8,283      0.9%
Real estate
  1-4 family...........................................      49,916     4.1%    52,348      5.7%
  Commercial...........................................     628,872    51.9%   428,252     46.7%
  Construction.........................................     141,822    11.7%   117,703     12.8%
Consumer...............................................      13,738     1.1%    17,652      1.9%
Credit card loans......................................       1,598     0.1%     1,454      0.2%
Other..................................................       4,706     0.5%    17,929      2.0%
                                                         ----------   -----   --------    -----
GROSS LOANS............................................   1,212,340   100.0%   916,952    100.0%
                                                                      =====               =====
Deferred Loan Fees.....................................      (3,059)            (1,241)
Allowance for loan loss................................     (14,315)           (10,657)
                                                         ----------           --------
NET LOANS..............................................  $1,194,966           $905,054
                                                         ==========           ========

  Concentration of Credits

     Credit risk, the risk that one or more of CIB Marine's borrowers will not be able to repay some or all of their obligations to CIB Marine, is inherent in CIB Marine's business. Concentration of credits occur when the aggregate amount of direct, indirect and/or contingent obligations to one borrower, a related group of borrowers or borrowers within or dependent upon a related industry or group, represent a relatively large percentage of credit extended by CIB Marine. Although each loan in a concentration may be of sound quality and profitable, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated in one borrower are, to a large degree, dependent upon the financial capability and character of the individual borrower. Loans to a related group of borrowers are susceptible to a domino effect if financial problems are experienced by one or a few members of the group. Concentrations within or dependent upon an industry are subject to the additional risk factors of external economic conditions and market acceptance, which might equally affect all members of the group.

     At September 30, 1999, CIB Marine had two borrowing relationships with individual borrowers or related groups of borrowers that exceeded 25% of its capital. The total outstanding lending commitment associated with these two borrowing relationships, including lines of credit which have not been fully drawn as of September 30, 1999, was approximately $96.2 million. The aggregate principal amount actually drawn and outstanding at September 30, 1999, with respect to these borrowing relationships was approximately $84.2 million, or 6.9% of CIB Marine's gross loans outstanding, or 55.3% of CIB Marine's stockholders' equity balance as of that date. CIB Marine's largest commitment at September 30, 1999, was approximately $57.1 million, of which approximately $49.3 million was outstanding as of that date.

     In July 1999, one of CIB Marine's largest borrowers, who is also a stockholder of CIB Marine, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock comprising a large part of this borrower's net worth. The decline in the value of this security has caused liquidity problems for this borrower with respect to its current obligations to CIB Marine and to other lenders. As of September 30, 1999, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $39.1 million. The aggregate principal amount actually drawn and outstanding at September 30, 1999, with respect to this borrowing relationship was approximately $34.9 million and all such loans were current with respect to the payment of principal and interest.

     Since July 1999, CIB Marine has closely monitored this borrowing relationship including the collateral margins and cash flows. This borrower has worked with CIB Marine by providing additional collateral for these borrowings and updated financial information so that CIB Marine can continue to evaluate the credit risk of this relationship. In order to assess this borrower's liquidity needs, CIB Marine also evaluated and continues to monitor, primarily through information provided by the borrower, the borrower's obligations to other lenders and their collateral positions. In November 1999, two of these lenders filed lawsuits to recover amounts due to them. This borrower has also engaged in the disposition of certain assets to satisfy various obligations to CIB Marine and other lenders and to strengthen its liquidity position.

     In working with this borrower to address its liquidity problems, management determined that it was in the best interests of CIB Marine to provide this borrower with additional cash to help it meet its current obligations both to CIB Marine and to other lenders. On September 9, 1999, CIB Marine purchased from this borrower limited partnership interests in three private investment funds. A description of this investment is included below under "Other Assets". CIB Marine originally paid $2.4 million for the limited partnership interests. Of this amount, $1.0 million was used by the borrower to repay a loan from CIB Marine that was previously secured by an interest in one of these limited partnerships, $1.3 million was invested in a certificate of deposit at CIB Marine which was pledged to CIB Marine as additional collateral and $0.1 million was paid to another lender.

     CIB Marine has neither suffered nor currently anticipates any losses with respect to its loans to this borrower and has determined that an additional provision to its allowance for loan loss is not currently required. CIB Marine cannot provide assurances that an additional provision will not be required in the future or that there will not be future losses with respect to loans to this borrower. Management of CIB Marine will continue to closely monitor its loans to this borrower in order to assess its ongoing exposure to the credit risk posed by this borrower and will take additional action when deemed appropriate.

     At September 30, 1999, CIB Marine also had total borrowings within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $471.0 million, or 38.8% of gross loans, or 309.2% of stockholders' equity; the total outstanding balance of loans made in the motel and hotel industry was approximately $76.1 million, or 6.3% of gross loans, or 49.9% of stockholders' equity; and the total outstanding balance of loans made in the nursing/convalescent home industry was approximately $54.7 million, or 4.5% of gross loans outstanding, or 35.9% of stockholders' equity.

     The loans and lines of credit described in this section are generally collateralized by commercial or multi-family real estate, other business collateral and/or personal property. Management has no reason to believe that these loans represent any greater risk of loss than CIB Marine's other loans that are similarly collateralized and underwritten.

OTHER ASSETS

     Other assets increased 170.3% to $4.9 million at September 30, 1999, from $1.8 million at December 31, 1998. The majority of the increase was the result of a $2.8 million investment in three limited partnerships.

     On September 9, 1999, CIB Marine purchased, at the holding company level, limited partnership interests in three private investment funds from one of its largest borrowers, who is also a stockholder of CIB Marine. CIB Marine engaged in this transaction primarily to provide this borrower with cash to meet its current obligations to CIB Marine. Additional information about this borrower and its loans from CIB Marine are discussed above under "Loans -- Concentration of Credits."

     CIB Marine originally paid $2.4 million for the limited partnership interests. The purchase price for the limited partnership interests was based on the value of the underlying portfolio securities held by the private investment funds as of June 30, 1999. Under the terms of the purchase, this price will be adjusted to reflect the value of the funds as of September 9, 1999 once the Valuation is made available by the general partner of the funds. These funds are currently invested in both public and private equity securities. Two of the funds are focused on the environmental and waste-related industries and the other fund is focused on the health care, pharmaceutical, media and communication industries. Under the capital call provisions of one of the limited partnerships, CIB Marine contributed an additional $0.4 million on September 10, 1999. CIB Marine may also be required to invest up to an additional $2.4 million over the next 3 1/2 years.

     There is currently no public market for the limited partnership interests in these private investment funds, and it's unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine's portfolio and CIB Marine cannot provide assurances that it will not suffer losses with respect to any of the limited partnership interests. In order to attempt to manage the risk in this investment, CIB Marine has negotiated a put option to require the borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interests as of the date that the put option is exercised or the amount originally paid by CIB Marine to the borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the borrower to satisfy its obligations under the put option. Due to the borrower's liquidity problems as discussed above under " Loans -- Concentration of Credits", no assurances can be provided that the borrower will have the financial ability to satisfy the put option obligations.

DEPOSITS

     CIB Marine has experienced significant growth in deposits, which represent the major source of funding for CIB Marine's earning assets. Total deposits increased $386.8 million, or 38.3%, to $1.4 billion during the first nine months of 1999. A significant portion of the deposit growth was a result of the acquisition of three branch facilities in the Chicago metropolitan market. The deposits assumed as a result of these purchases accounted for $144.0 million, or 37.2%, of the deposit growth during 1999.

     Time deposits represent the largest component of interest bearing deposit liabilities. The percentage of time deposits to total deposits was 75.8% at September 30, 1999 and 77.2% at December 31, 1998. These percentages reflect CIB Marine's significant reliance on time deposits as a source of funding. Time deposits of $100,000 and over were $342.3 million at September 30, 1999 and $222.9 million at December 31, 1998, and represented 32.3% and 28.6% of total time deposits, respectively. Brokered time deposits were $58.6 million, or 5.53%, of total time deposits at September 30, 1999, and $58.7 million, or 7.5%, of total time deposits at December 31, 1998. Brokered time deposits included in time deposits of $100,000 and over were $46.9 million at September 30, 1999.

     At September 30, 1999, noninterest bearing demand deposits were equal to $90.1 million, interest bearing demand deposits were equal to $43.2 million and savings deposits were equal to $205.2 million. These numbers were $80.3 million, $40.0 million and $110.1 million, respectively, at December 31, 1998. Of the $95.1 million, or 86.5%, increase in savings from December 31, 1998 to September 30, 1999, $50.6 million was due to the branch acquisitions mentioned above. These branches had higher deposit concentrations in savings products.

BORROWINGS

     The following table sets forth information regarding selected categories of borrowings:

                                                       SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                       -------------------    -------------------
                                                       BALANCE   AVG. RATE    BALANCE   AVG. RATE
                                                       -------   ---------    -------   ---------
                                                                     (IN THOUSANDS)
Federal funds purchased..............................  $   125     5.45%      $   100     4.67%
Repurchase agreements................................    5,550     5.17%        2,871     5.11%
Treasury, tax and loan note..........................      402     2.42%          283     3.16%
Revolving Line of Credit.............................   13,710     7.40%           --       --
Federal Home Loan Bank -- short term.................    5,000     4.75%           --       --
                                                       -------     ----       -------     ----
          TOTAL SHORT TERM BORROWINGS................   24,787     6.28%        3,254     4.93%
                                                       -------     ----       -------     ----
Federal Home Loan Bank -- long term..................    9,750     4.98%       20,000     5.01%
                                                       -------     ----       -------     ----
          TOTAL BORROWINGS...........................  $34,537     5.91%      $23,254     5.00%
                                                       =======     ====       =======     ====

     At September 30, 1999, total borrowings were $34.5 million compared to $23.3 million at December 31, 1998, representing 2.2% and 2.0% of total assets, respectively. FHLB advances accounted for $14.8 million of total borrowings at September 30, 1999 and $20.0 million at December 31, 1998, representing 42.7% and 86.0% of total borrowings, respectively. FHLB borrowings decreased in the third quarter of 1999 through $7.3 million in long-term advances that were called before their scheduled maturity, $3.0 million in advances that matured and the decrease of $8.5 million in short-term advances. CIB Marine had a $25.0 million revolving line of credit with an unaffiliated commercial bank with an outstanding balance of $13.7 million at September 30, 1999. No amount was outstanding on the line of credit as of December 31, 1998.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at September 30, 1999 and December 31, 1998 is contained in the following table. The capital levels of CIB Marine and the subsidiary banks are, and have been, substantially in excess of the required regulatory minimum during the periods indicated. CIB Marine intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit CIB Marine's subsidiary banks to meet the credit needs of medium-sized commercial borrowers.

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                          (IN THOUSANDS)
RISK WEIGHTED ASSETS (RWA)..................................      $1,409,888          $1,028,322
                                                                  ==========          ==========
AVERAGE ASSETS(1)...........................................      $1,529,792          $1,110,753
                                                                  ==========          ==========
CAPITAL COMPONENTS
  Stockholders' equity......................................      $  152,322          $  144,096
  Less: Disallowed intangibles..............................         (14,574)             (3,727)
  Add/less: Unrealized loss/(gain) on securities............           1,153                (775)
                                                                  ----------          ----------
TIER 1 CAPITAL..............................................         138,901             139,594
  Allowable allowance for loan loss.........................          14,315              10,657
                                                                  ----------          ----------
          TOTAL RISK BASED CAPITAL..........................      $  153,216          $  150,251
                                                                  ==========          ==========

                                                            SEPTEMBER 30, 1999
                                          -------------------------------------------------------
                                                               FOR CAPITAL
                                                                ADEQUACY        PROMPT CORRECTIVE
                                              ACTUAL            PURPOSES        ACTION PROVISIONS
                                          ---------------    ---------------    -----------------
                                          AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                          -------   -----    -------   -----    --------   ------
Total Capital (to RWA)..................  153,216   10.87%   112,791   8.00%    140,898    10.00%
Tier 1 Capital (to RWA).................  138,901    9.85%    56,396   4.00%     84,593     6.00%
Tier 1 Leverage (to Avg Assets).........  138,901    9.08%    61,192   4.00%     76,490     5.00%

                                                             DECEMBER 31, 1998
                                           ------------------------------------------------------
                                                               FOR CAPITAL
                                                                 ADEQUACY       PROMPT CORRECTIVE
                                               ACTUAL            PURPOSES       ACTION PROVISIONS
                                           ---------------    --------------    -----------------
                                           AMOUNT    RATIO    AMOUNT   RATIO     AMOUNT    RATIO
                                           -------   -----    ------   -----    --------   ------
Total Capital (to RWA)...................  150,251   14.61%   82,265   8.00%    102,832    10.00%
Tier 1 Capital (to RWA)..................  139,594   13.57%   41,132   4.00%     61,699     6.00%
Tier 1 Leverage (to Avg Assets)..........  139,594   12.57%   44,430   4.00%     51,416     5.00%

---------------

(1) Average assets as calculated for risk-based Capital (deductions include current period balances for goodwill and other intangibles).

     Under Illinois law, CIB Marine's shareholders were entitled to dissent from the plan to reincorporate in the state of Wisconsin and receive payment of the "fair value" of their shares from the corporation if the reincorporation is completed. Two shareholders exercised these rights and were paid $2,454.97 per share for 74 shares received in September 1999 and 10 shares received in October 1999. The shares purchased by CIB Marine Bancshares Inc. are being held as treasury stock.

     In September 1999, dividends totaling $2.7 million were paid to the holding company by its subsidiaries and the proceeds were used to purchase the limited partnership interests in the private investment funds described in "Other Assets".

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funds available to fund various commitments, including loan demand, deposit withdrawals and other obligations and opportunities, in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits and, to a much lesser extent, from other borrowings, including CIB Marine's $25.0 million line of credit, as discussed under "Borrowings." Additional funding is provided by the maturation and repayment of loans and securities.

Additional sources of liquidity include cash and cash equivalents, federal funds, loans held for sale and the sale of securities.

     The following discussion should be read in conjunction with the statements of cash flows for the nine months ended September 30, 1999, and September 30, 1998, contained in the consolidated financial statements.

     For the nine months ended September 30, 1999, net cash provided by operating activities was $17.1 million, compared to $5.5 million for the nine months ended September 30, 1998. The increase in net cash provided by operating activities was primarily due to higher net income and an increase in net proceeds from loans held for sale. For the nine months ended September 30, 1999, net cash used in investing activities in 1999 was $285.7 million, compared to $243.5 million for the nine months ended September 30, 1998. The increase in cash used for investing activities during both periods was primarily due to the net increase in loans and securities purchases, net of sales and maturities. During 1999 and 1998 the purchase of branch assets and deposits provided $124.4 million and $12.1 million in cash, respectively. Net cash provided by financing activities was $267.7 million and $241.6 million for the nine months ended September 30, 1999 and 1998, respectively. Increases in deposits provided $255.5 million, or 95.4% of the net cash provided by financing activities for 1999. Short-term borrowings provided $22.1 million.

     CIB Marine was able to meet its liquidity needs during the third quarter of 1999 and expects that these needs will be met throughout the remainder of 1999 and 2000.

YEAR 2000

     CIB Marine depends upon information technology in substantially all aspects of its ongoing operations. Accordingly, successfully addressing Year 2000 concerns to protect CIB Marine from risks associated with it is of highest importance to management. Because the nature of the Year 2000 problem is such that there can be no complete assurance that it will be successfully resolved, a risk mitigation program is well under way.

     In order to adequately assess the impact of the Year 2000 problem, CIB Marine created a "Year 2000 Committee". The committee reports to the Boards of Directors of CIB Marine and its banks and non-bank subsidiaries on a monthly basis with regard to the status of Year 2000 testing, progress achieved in connection with Year 2000 assessments, contingency plans, and other matters related to risk mitigation and analysis.

     The committee completed the inventory and assessment phase of the program in March 1998. This inventory categorized each "system" based upon its importance to CIB Marine. "System" includes any hardware, software, or service, either internal or external, that is required to operate CIB Marine's business. Of the 182 systems identified, 53 were deemed to be "mission critical." Testing and validation of all internal mission critical systems was completed in January 1999, and all mission critical systems were determined to be Year 2000 ready. Internal certification and implementation of all systems which are Year 2000 ready was completed by March 31, 1999.

     As part of the assessment phase, CIB Marine also attempted to identify and establish controls for the risks posed by the possible lack of Year 2000 preparedness by its customers. Between May and July 1998, CIB Marine sent surveys to their current commercial customers with loans that exceeded a certain threshold and, since that time, requires Year 2000 assessments be completed with respect to new commercial customers. CIB Marine's Loan Policy requires that a Year 2000 worksheet and assessment be completed for each new or renewed loan. The Credit Administration Department has analyzed the responses and assessments that have been received from customers and loan officers to assess potential risk exposure. Based on the analysis as of September 30, 1999, no high risk assessments have been assigned and reserve allocations have not been impacted by down grading or classification arising out of such analysis. Notwithstanding CIB Marine continues to monitor their potential economic downside risks arising out of Year 2000 in considering its allowance for loan loss. In addition, CIB Marine's Loan Policy requires that Year 2000 contingencies be addressed in all loan commitments and requires the inclusion in all loan documents of additional covenants and provisions to address Year 2000 requirements. CIB Marine has also adopted a policy to manage risks posed by its funds providers and capital market/asset management counter-parties.

     CIB Marine is also assessing liquidity risk in connection with the Year 2000 readiness of its major loan and deposit customers. Year 2000 problems of CIB Marine's major loan customers could affect their ability to make loan payments when due to CIB Marine and therefore negatively impact CIB Marine's short-term liquidity. Similarly, Year 2000 problems could affect the cash flows of some of CIB Marine's major business depositors resulting in their inability to maintain historical deposit balance levels in their accounts, also creating a negative impact on short-term liquidity. In addition, CIB Marine may experience other unusual deposit outflows before December 31, 1999 as a result of increased currency demands of its customers. These potential negative effects on short-term liquidity have been considered by CIB Marine in analyzing and planning for its future liquidity needs.

     The renovation phase of the program involves the correction of any Year 2000 related deficiencies. Since the majority of the systems used by CIB Marine are provided by vendors, this process has consisted primarily of regular communication with such vendors to ascertain their readiness. The core banking system in use by CIB Marine is already Year 2000 ready and was designed that way by CIB Marine's software provider in the late 1980's. The hardware platform and associated operating system that CIB Marine's core banking system runs on is also Year 2000 ready. Although vendor-supplied, a vast majority of the systems in use by CIB Marine are run internally on CIB Marine-owned platforms. All such internal systems were renovated by December 31, 1998.

     Another aspect of the renovation phase was to prepare contingency plans in the event that systems are not Year 2000 ready. All contingency plans have been developed and reviewed and are periodically being updated by the Year 2000 Committee. Remediation contingency plans revolve around trigger dates that will cause CIB Marine to replace systems for which significant progress toward renovation has not been made. Each contingency plan will be tested for validity during 1999. The Year 2000 Committee has also compiled a business impact analysis for each core business process within CIB Marine. This analysis considered all systems that are required to support each business function, focusing on the services that will be necessary if there is a business disruption, such as a power failure, due to Year 2000 problems. The business impact analysis also encompasses the determination of the "most reasonably likely Year 2000 worst case scenario" and the development of a business resumption contingency plan to cope with such scenario. For example, CIB Marine has an onsite twenty-four hour battery backup at the data processing facility in case there is a power interruption. If that fails, CIB Marine has made arrangements for backup data processing services with a third party vendor.

     The business resumption contingency plans provide for operational procedures in case systems that appear to be renovated and validated fail to work. CIB Marine is in process of testing and/or validating such plans and will modify the same based upon the results of such testing and validation. The initial testing of these plans was completed on or about October 26, 1999. These plans are important in light of the fact that some outside servicers, such as utility and telecommunication companies, are difficult to monitor for compliance. The contingency plans therefore include building in as much redundancy as possible and being prepared to switch to compliant vendors. CIB Marine is in the process of preparing year-end planning provision for determining any Y2K problems and is training employees with respect to the implementation of the business resumption contingency plans.

     The estimated expense of CIB Marine's Year 2000 project is $160,000, which will not have a material impact on earnings. These expenses are for system upgrades and dedicated personnel costs. Approximately $100,000 of these costs had been incurred as of September 30, 1999. The use of outside consultants has been limited to a validation study of CIB Marine's core banking system testing methodology.

     This discussion of Year 2000 issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to CIB Marine's Year 2000 compliance efforts and the impact of Year 2000 issues on CIB Marine's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment, estimates, and forward-looking statements, including many factors that are beyond the control of CIB Marine. These factors include, but are not limited to, inaccurate representations by vendors and customers, technological changes, economic conditions, and competitive considerations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 1998. For information regarding CIB Marine's market risks, refer to its 1998 Annual Report on Form 10K/A, which was filed with the Securities and Exchange Commission on April 30, 1999.

     The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 1999:

                                     0-3         4-6        7-12        1-5       OVER 5
                                    MONTHS     MONTHS      MONTHS      YEARS      YEARS       TOTAL
                                   --------   ---------   ---------   --------   --------   ----------
                                                             (IN THOUSANDS)
September 30, 1999
  Interest earning assets:
    Loans........................  $679,252   $  30,182   $  76,228   $371,717   $ 51,902   $1,209,281
    Securities...................    18,648       7,504      30,536    207,579     50,630      314,897
    Federal funds sold...........     6,944          --          --         --         --        6,944
                                   --------   ---------   ---------   --------   --------   ----------
         Total interest earning
           assets................   704,844      37,686     106,764    579,296    102,532    1,531,122
                                   --------   ---------   ---------   --------   --------   ----------
  Interest bearing liabilities:
    Time deposits................   333,319     256,465     279,007    190,406        120    1,059,317
    Savings and interest bearing
       demand deposits...........   248,444          --          --         --         --      248,444
    Short-Term Borrowings........    23,350         527         910         --         --       24,787
    Long-Term Borrowings.........        --          --          --         --      9,750        9,750
                                   --------   ---------   ---------   --------   --------   ----------
         Total interest bearing
           liabilities...........  $605,113   $ 256,992   $ 279,917   $190,406   $  9,870   $1,342,298
                                   --------   ---------   ---------   --------   --------   ----------
  Interest sensitivity GAP (by
    period)......................    99,731    (219,306)   (173,153)   388,890     92,662      188,824
  Interest sensitivity GAP
    (cumulative).................    99,731    (119,575)   (292,728)    96,162    188,824      188,824
  Cumulative Gap as a % of Total
    Assets.......................      6.26%      (7.50)%    (18.36)%     6.03%     11.84%

     The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of September 30, 1999 and December 31, 1998:

                                                                   BASIS POINT CHANGES
                                                              -----------------------------
                                                              +200   +100    -100     -200
                                                              ----   ----   ------   ------
SEPTEMBER 30, 1999
  Net Interest Income change over one year..................  1.23%  .62%   (1.29)%  (2.92)%
                                                              ====   ====   ======   ======
DECEMBER 31, 1998
  Net Interest Income change over one year..................  1.48%  .88%   (1.95)%  (4.03)%
                                                              ====   ====   ======   ======

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     CIB Marine and its subsidiaries are parties to legal actions that arise in the normal course of their business activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a materially adverse effect on the consolidated financial condition, results of operations, or liquidity of CIB Marine.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     - Exhibit 11 -- Statement Re Computation of Earnings Per Share

     - Exhibit 27 -- Financial Data Schedule

     b. Reports on Form 8-K

     On August 27, 1999, CIB Marine reported it had changed its state of incorporation from Illinois to Wisconsin and changed its name from Central Illinois Bancorp, Inc. to CIB Marine Bancshares, Inc. As a result of this reincorporation, the rights of the stockholders and the internal affairs of CIB Marine Bancshares, Inc. are governed by the Wisconsin Business Corporation Law rather than the Illinois Business Corporation Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of November 1999.

                                            CIB MARINE BANCSHARES, INC.
                                            (Registrant)

                                            /s/ STEVEN T. KLITZING
                                            ------------------------------------
                                            Steven T. Klitzing
                                            Senior Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

     The following exhibits have been filed herewith:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           11            -- Computation of Earnings Per Share
           27            -- Financial Data Schedule