Form 10-K405
period 1999-12-31
CIB MARINE BANCSHARES INC
filed 2000-03-31
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER: 000-24149

                          CIB MARINE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                                     37-1203599
          (State of incorporation)                 (I.R.S. Employer Identification No.)
 N27 W24025 PAUL COURT, PEWAUKEE, WISCONSIN                        53072
  (Address of principal executive offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:  (262) 695-6010

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

                    COMMON STOCK, $1.00 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 15, 2000, based on a price per share of $2,518.73 (the price per share at which the registrant sold 2,387 shares of its common stock in its most recent private placement in December 1999) was $243.6 million.

     As of March 15, 2000, there were issued and outstanding 109,901 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this report:

1. Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference to Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

CIB MARINE

     CIB Marine Bancshares, Inc., formerly known as Central Illinois Bancorp, Inc., is a midwestern multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine currently owns and operates five separately chartered banking organizations:

     - Central Illinois Bank, with its main office located in Champaign, Illinois;

     - CIB Bank , with its main office located in Hillside, Illinois, a suburb of Chicago ("CIB-Chicago");

     - Marine Bank, formerly known as Marine Bank and Savings, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee ("Marine
       Bank -- Milwaukee");

     - CIB Bank, with its main office located in Indianapolis, Indiana ("CIB-Indiana"); and

     - Marine Bank, with its main office in Omaha, Nebraska ("Marine Bank -- Omaha").

     As of December 31, 1999, CIB Marine had a total of 38 full-service banking facilities in Illinois, Wisconsin, Indiana and Nebraska. CIB Marine offers a full array of traditional banking services, through its bank and non-bank subsidiaries. These services include a broad range of products and services including: commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, consumer loans and commercial and standby letters of credit; demand, savings and time deposits; corporate and personal trust services; and other forms of banking products and services.

     CIB Marine also owns and operates three non-bank subsidiaries. These include Marine Trust and Investment Company (a trust company), Mortgage Services, Inc. (a mortgage banking company), and C.I.B. Data Processing Services, Inc. (a data processing company).

     References in this document to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified.

OVERVIEW

     CIB Marine was originally incorporated in the State of Illinois in 1985 as Sidney Bancorporation, Inc., a one-bank holding company headquartered in Sidney, Illinois. In September 1987, a group of investors led by J. Michael Straka, President and Chief Executive Officer of CIB Marine, acquired all of the outstanding stock of Sidney Bancorporation and subsequently changed its name to Central Illinois Bancorp, Inc. At the time of the change of ownership, CIB Marine's sole subsidiary was Sidney Community Bank, with total assets of $9.4 million.

     Upon the change of ownership, CIB Marine changed its strategy to focus on the development of banking relationships with small to medium-sized businesses by providing more personalized banking services in a community banking atmosphere. Typically, these customers have borrowing needs in the range of $1.0 million to $10.0 million. Under certain circumstances, however, the financial condition of a customer may, and has, warranted the extension of credit to the customer in excess of $10 million. As part of this strategy, CIB Marine significantly expanded its banking operations, first in Central Illinois and more recently in the Chicago, Milwaukee, Indianapolis and Omaha metropolitan areas.

     On August 27, 1999, the holding company reincorporated as a Wisconsin corporation. In connection with the reincorporation, the holding company changed its name to CIB Marine Bancshares, Inc. CIB Marine's principal office is located in Pewaukee, Wisconsin, a suburb of Milwaukee.

     At December 31, 1999, CIB Marine had consolidated total assets of approximately $1.8 billion as compared with consolidated total assets of $1.2 billion at December 31, 1998, an increase of 53.8%. Net income for the fiscal year ended December 31, 1999 was $13.5 million, as compared to $8.7 million for the fiscal year ended December 31, 1998, an increase of 56.4%. CIB Marine has grown substantially in the last five years. CIB Marine's consolidated total assets at December 31, 1995 were $354.8 million, and its net income for the fiscal year ended December 31, 1995 was $2.3 million.

GROWTH STRATEGY

     CIB Marine believes that much of its success in growth, from a one-bank holding company with $9.4 million in assets at September 1987 to a five-bank holding company with approximately $1.8 billion in assets at December 31, 1999, has been largely attributable to the implementation of its growth strategy in the market areas it serves. CIB Marine's growth strategy consists of four principal components:

     - DEVELOPING COMMERCIAL BANKING RELATIONSHIPS WITH SMALL TO MEDIUM SIZED BUSINESSES. Although CIB Marine is a full-service banking organization, its niche has been to develop banking relationships with small to medium-sized businesses with borrowing needs in the general range of $1.0 million to $10.0 million. Typically, CIB Marine meets its customers' borrowing needs through various types of loans, including commercial real estate loans, commercial business loans, agricultural and construction loans, often making multiple and different types of loans to the same customer. As a result of its emphasis on building ongoing banking relationships, CIB Marine has a number of lending relationships in which the aggregate amount of loans outstanding to a customer or a group of affiliated customers exceed $10.0 million. CIB Marine's subsidiary banks have a combined lending limit that allows CIB Marine to meet the credit needs of its customers. In addition, CIB Marine believes that consolidation occurring within the banking industry has resulted in the formation of larger institutions that generally focus on larger commercial customers and has enhanced CIB Marine's ability to attract and retain commercial banking relationships with small to medium sized businesses. CIB Marine expects to continue to focus on and build upon its experience in commercial banking.

     - OFFERING MORE PERSONALIZED SERVICE TO COMMERCIAL BANKING CUSTOMERS. CIB Marine believes that it is able to offer banking services in a community banking atmosphere that are more personalized than the services offered by other institutions. CIB Marine's banking culture has enabled it to attract and retain customers who value traditional community banking.

     - HIRING EXPERIENCED PERSONNEL. CIB Marine recruits and hires experienced commercial banking officers who have established relationships in the markets that it serves. J. Michael Straka and each President of CIB Marine's subsidiary banks is an experienced commercial lender, further enhancing CIB Marine's strong commercial lending culture. In addition to its banking culture, consolidation within the banking industry has helped CIB Marine to recruit experienced commercial bankers. CIB Marine believes that the combined lending limit has also been a factor in attracting commercial lenders that require a higher legal lending limit to meet the needs of their existing commercial customers. CIB Marine also hires experienced professionals in other areas to support and manage future growth.

     - EXPANDING IN BOTH NEW AND EXISTING MARKETS. CIB Marine expands through de novo banking, branching and acquisitions. CIB Marine expands its banking operations into geographic markets where there are a significant number of small to medium-sized businesses and where it has either identified and retained experienced commercial bankers or other personnel with established relationships to serve those markets or by relocating experienced bankers to that area. Since the change of ownership in 1987, CIB Marine has entered the metropolitan markets of Chicago, Milwaukee, Indianapolis and Omaha, as well as smaller metropolitan markets within the central Illinois region. CIB Marine expects to further expand banking operations in these markets and to enter new markets with populations of at least 100,000. When CIB Marine expands through acquisitions, it seeks to identify financial institutions or financial institution branches that offer lending opportunities and/or the opportunity to strengthen its deposit base.

GROWTH AND DEVELOPMENT OF BANKING OPERATIONS

EXPANSION IN CENTRAL ILLINOIS.

     At the time of the change in ownership in September 1987, CIB Marine had a single banking subsidiary, Sidney Community Bank, an Illinois state bank. The bank was originally organized in 1958 and had its sole office in Sidney, Illinois, a town with a population of approximately 1,000 people, located in Champaign County, Illinois. In January 1988, the name of the bank was changed to Central Illinois Bank. As a result of the decision to focus on developing banking relationships with small to medium-sized businesses, CIB Marine first expanded into the Champaign-Urbana market, a community of approximately 100,000 people and home to the University of Illinois. The bank opened its first branch facility in Champaign in 1988 and opened its second branch facility in Urbana in 1990.

     In October 1991, CIB Marine acquired all of the stock of Arrowsmith State Bank, an Illinois state bank organized in 1920. This bank had its sole office in Arrowsmith, Illinois, a town with a population of approximately 350, located in McLean County, Illinois. At the time of the acquisition, the Arrowsmith bank had total assets of approximately $10.0 million. The name of the bank was changed to Central Illinois Bank McLean County in 1992, and to Central Illinois Bank MC in 1995. This acquisition allowed CIB Marine to enter the Bloomington-Normal market, a community of approximately 100,000 people, and home to Illinois State University. In July 1998 CIB Marine merged Central Illinois Bank and Central Illinois Bank MC under the charter of Central Illinois Bank MC and the name of Central Illinois Bank. The main office of the merged bank is located in Champaign, Illinois.

     Between November 1992 and December 31, 1999, CIB Marine significantly expanded the operations of the bank by establishing branch facilities throughout the central Illinois region, including the five largest cities in this region. During that period, CIB Marine opened 14 additional branch facilities in central Illinois, one of which was sold in February 1999 because it did not fit within CIB Marine's long-term strategic plans. At December 31, 1999, Central Illinois Bank had total assets of $742.0 million, 165 full-time equivalent employees and a total of 17 banking facilities in central Illinois: three in Champaign-Urbana, two in Bloomington-Normal, two in Peoria, and one each in Arrowsmith, Arthur, Danville, Decatur, East Peoria, Monticello, Morton, Rantoul, Springfield and Sidney.

EXPANSION INTO THE CHICAGO METROPOLITAN AREA.

     In June 1994, CIB Marine entered the Chicago metropolitan market through the acquisition of Hillside Investors, Ltd., a one-bank holding company located in Hillside, Illinois. The sole subsidiary of Hillside Investors was the Bank of Hillside, an Illinois state bank organized in 1963, with its main office located in Hillside, a suburb of Chicago. At the time of the acquisition, the Bank of Hillside had one banking facility and total assets of $34.5 million. In January 1995, the name of the bank was changed to CIB Bank.

     Between June 1994, and December 31, 1999, CIB Marine opened an office in downtown Chicago and ten additional branch facilities in the Chicago suburbs: one each in Arlington Heights, Bolingbrook, Elk Grove Village, Elmhurst, Gurnee, Mount Prospect, Niles, Northbrook, Willow Springs and Zion. The Gurnee, Mount Prospect, Arlington Heights and Zion facilities were acquired from other banking organizations and had $13.3 million, $33.0 million, $82.8 million and $28.2 million of deposit liabilities, respectively, at the time of acquisition. At December 31, 1999, CIB-Chicago had total assets of approximately $829.8 million, 121 full-time equivalent employees and total of 12 banking facilities.

EXPANSION INTO MILWAUKEE METROPOLITAN AREA.

     In September 1997, CIB Marine entered the Milwaukee metropolitan area by acquiring First Ozaukee Capital Corp., a one-bank holding company located in Cedarburg, Wisconsin. The sole subsidiary of First Ozaukee Capital Corp. was First Ozaukee Savings Bank, a Wisconsin Savings Bank with its main office in Cedarburg and a branch facility in Grafton, both suburbs of Milwaukee. First Ozaukee was originally chartered in 1923 as Cedarburg Building and Loan Association. It subsequently converted to a mutual savings bank and then converted to a stock savings bank in 1994. At the time of acquisition, the savings bank had total assets of $37.6 million. In September 1997, CIB Marine changed the name of the savings bank to Marine Bank and Savings.

     Following the acquisition, CIB Marine opened a temporary banking facility in Pewaukee, a suburb of Milwaukee. In August 1998, CIB Marine opened a permanent branch facility in Pewaukee, which also serves as the executive offices of CIB Marine. CIB Marine opened two additional facilities: one in Wauwatosa, another Milwaukee suburb, which opened in May 1998; and one in downtown Milwaukee, which opened in April 1999. On December 31, 1999, Marine Bank and Savings filed an application with the Wisconsin Department of Financial Institutions- Division of Banking and the Federal Deposit Insurance Corporation, to convert its charter to a Wisconsin commercial bank to be known as Marine Bank and to move its main office to its Wauwatosa facility. At December 31, 1999, this bank had total assets of $225.6 million, 44 full-time equivalent employees and a total of five banking facilities.

EXPANSION INTO INDIANAPOLIS METROPOLITAN AREA

     In March 1998, CIB Marine entered the Indianapolis metropolitan area by creating a de novo Indiana state bank, also under the name CIB Bank. CIB Marine initially capitalized CIB-Indiana with $10.0 million. Since its organization, this bank has opened two additional facilities in the Indianapolis market, one of which is located on the circle in downtown Indianapolis. At December 31, 1999, CIB-Indiana had total assets of $74.1 million, 20 full-time equivalent employees and three facilities located in Indianapolis.

EXPANSION INTO THE OMAHA METROPOLITAN AREA

     In November 1999, CIB Marine entered the Omaha metropolitan area by creating a de novo federal savings bank under the name Marine Bank. CIB Marine initially capitalized Marine Bank-Omaha with $10.0 million. At December 31, 1999, this bank had total assets of $10.9 million, six full-time equivalent employees and one facility located in Omaha metropolitan market.

RECENT DEVELOPMENTS

RECENT DEVELOPMENTS IN CENTRAL ILLINOIS

     In January of 2000, CIB Marine received approval to establish a facility in Lincoln, Illinois. This facility is expected to open during the second quarter of 2000.

RECENT DEVELOPMENTS IN THE CHICAGO METROPOLITAN AREA

     On January 27, 2000, CIB Marine established a branch facility in Frankfort, Illinois. On January 4, 2000, CIB-Marine established through CIB-Chicago a foreign office in the Cayman Islands. This office accepts Eurodollar deposits, thereby facilitating CIB Marine's money desk operations which were established in August 1999. In addition to accepting Eurodollar deposits, the money desk provides commercial paper and repurchase agreements to CIB Marine customers, focusing primarily on corporations, other financial institutions, municipalities and high net worth individuals. On January 20, 2000, CIB Marine made an application to relocate its downtown Chicago facility to a more convenient location in the downtown area.

RECENT DEVELOPMENTS IN THE MILWAUKEE METROPOLITAN AREA

     On February 3, 2000, CIB Marine completed the conversion of Marine Bank and Savings to a Wisconsin chartered commercial bank known as Marine Bank, and changed its main bank location from its Cedarburg facility to its Wauwatosa facility. In February 2000, CIB Marine made application to establish a branch facility in Franklin, a southwestern suburb of Milwaukee. This facility is expected to open during the second or third quarter of 2000.

RECENT DEVELOPMENTS IN THE INDIANAPOLIS METROPOLITAN AREA

     In January 2000, CIB Marine received approval to establish a branch facility on the west side of Indianapolis. This facility opened in March of 2000.

OPERATIONS OF NON-BANK SUBSIDIARIES

     In addition to CIB Marine's five subsidiary banks, CIB Marine owns and operates three wholly-owned non-banking subsidiaries: C.I.B. Data Processing Services, Inc., Mortgage Services, Inc., and Marine Trust and Investment Company. Each of these subsidiaries was created or acquired to facilitate or complement CIB Marine's banking activities.

C.I.B. DATA PROCESSING SERVICES, INC.

     C.I.B. Data Processing Services, Inc., an Illinois corporation, was incorporated in August 1990. C.I.B. Marine organized this subsidiary to provide data processing services to CIB Marine and its other subsidiaries. CIB Data coordinates computer equipment leases and purchases, licenses banking software and coordinates operation of CIB Marine software. CIB Marine operates C.I.B. Data to facilitate internal operational needs and does not currently provide services to third parties. CIB Marine believes that, by performing its data processing function in-house, it receives more timely and cost-effective service than would be received if it used a third-party service provider. In addition, C.I.B. Data facilitates CIB Marine's growth strategy by allowing CIB Marine to rapidly integrate newly opened or acquired branches.

     As of December 31, 1999, this subsidiary had 24 full-time equivalent employees. C.I.B. Data does not separately own any facilities, and its principal office is located in the Rantoul, Illinois facility of Central Illinois Bank.

MORTGAGE SERVICES, INC.

     In September 1995, CIB Marine acquired all of the stock of Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services. In 1998, CIB Marine changed the name of the this subsidiary to Mortgage Services, Inc. This subsidiary provides mortgage services in the states of Illinois, Wisconsin, Nebraska, Indiana, Missouri and Colorado. An application to provide mortgage services in Iowa has been submitted and is expected to be approved in the second quarter of 2000. Through Mortgage Services, CIB Marine originates conventional mortgage loans and offers VA, FHA and other fixed-rate and variable-rate loans. Although CIB Marine sells a majority of the mortgage loans in the secondary market with servicing rights released, CIB Marine also retains mortgage loans that meet CIB Marine's underwriting standards but which do not conform to secondary market underwriting guidelines or where CIB Marine believes that retaining the loan is important in enhancing a customer relationship.

     As of December 31, 1999, CIB Marine's mortgage banking subsidiary had 30 full-time equivalent employees. Mortgage Services does not separately own any facilities, and its principal office is located in the Bloomington facility of Central Illinois Bank. Mortgage Services' employees also provide mortgage origination and mortgage brokerage services at many of the other branch facilities of CIB Marine's subsidiary banks.

MARINE TRUST AND INVESTMENT COMPANY

     Marine Trust and Investment Company obtained authority to begin trust operations in February 1998. Through this trust company, CIB Marine provides a wide range of corporate and personal trust products and trust-related services, including serving as executor of estates, as trustee under testamentary and inter-vivos trusts, as guardian of the estates of minors and incompetents, and as escrow agent under various agreements. Central Illinois Bank obtained authority in August 1991 to operate a trust department and began offering trust products and services at that time. CIB Marine subsequently moved most of its trust operations from Central Illinois Bank to Marine Trust in order to centralize trust operations. When it began operations, Marine Trust was authorized to provide trust services only through its Illinois trust offices. In July 1999, Marine Trust obtained authority to market trust services in Wisconsin.

     As of December 31, 1999, the trust company had six full-time equivalent employees and $130.2 million of assets under management or custody. The trust company does not own any separate facilities, and its principal office is located in the Bolingbrook facility of CIB-Chicago.

MANAGEMENT SUPPORT SERVICES

     In addition to the support services provided by its non-bank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries' back office services, including credit administration, loan review, accounting, finance, investment, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes that it is more efficient to consolidate these services within the holding company in order to assure that operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if the same were performed independently at each subsidiary. The holding company allocates the cost of its employees among the subsidiaries based upon the services performed for each subsidiary in accordance with a written agreement between the companies. At December 31, 1999 the holding company had 87 full-time equivalent employees, a majority of whom provide the services described above to the subsidiaries.

TOTAL EMPLOYEES

     At December 31, 1999, CIB Marine and all of its bank and non-bank subsidiaries had a combined total of 503 full-time equivalent employees.

SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under both federal and state law. Any significant change in the banking laws and regulations applicable to CIB Marine could materially impact its operations or change the manner in which it conducts business. Federal and state regulation of financial institutions is intended primarily for the protection of the federal deposit insurance funds and depositors, rather than stockholders, of a financial institution.

     CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") and, as such, is regulated by the Federal Reserve Board. Marine Bank - Omaha is a federal savings bank, and its primary regulator is the Office of Thrift Supervision (the "OTS"). CIB Marine's other bank subsidiaries are regulated by the Federal Deposit Insurance Corporation (the "FDIC"), as their primary federal regulator, and also by the state banking regulator for the state in which they are chartered - either the Illinois Office of Banks and Real Estate, the Wisconsin Department of Financial Institutions, or the Indiana Department of Financial Institutions. CIB Marine's trust subsidiary is regulated by the Illinois Office of Banks and Real Estate and the Wisconsin Department of Financial Institutions. CIB Marine's mortgage banking subsidiary is regulated by the Illinois Office of and Banks and Real Estate, the Wisconsin Department of Financial Institutions and the Nebraska Department of Banking and Finance.

     CIB Marine and its non-bank subsidiaries are subject to examination by the Federal Reserve Board. The state banking regulators and FDIC periodically conduct examinations of CIB Marine's state bank subsidiaries and non-bank subsidiaries that are subject to their regulation. The OTS will periodically conduct examinations of Marine Bank - Omaha. The FDIC may also conduct special examinations of Marine Bank - Omaha.

     The following is a summary of certain statutes and regulations affecting CIB Marine and its subsidiaries. It is not meant to be a complete discussion of all the federal and state banking statutes and regulations applicable to CIB Marine and its subsidiaries.

EXPANSIONARY ACTIVITIES

     The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with another bank holding company, acquiring substantially all the assets of any bank, or acquiring directly or indirectly any ownership or control of more than five percent of the voting shares of any bank. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. Bank holding companies may, however, engage in certain businesses and activities determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLBA"). The GLBA significantly changes financial services regulations by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. As a result of the GLBA, a bank holding company may become a "Financial Holding Company" and engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are determined by the Federal Reserve to be "financial in nature", "incidental" to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The provisions of the GLBA for expanded financial opportunities became effective March 11, 2000.

     In order for a bank holding company to qualify as a Financial Holding Company, a bank holding Company is required to file a declaration with the Federal Reserve electing to engage in activities permissible for Financial Holding Companies and to certify that all of its insured depository institutions are "well-capitalized" and "well-managed". In addition, the Federal Reserve must also determine that each of the company's insured deposit institutions has received at least a satisfactory rating in their most recent Community Reinvestment Act examination.

     CIB Marine currently meets the requirements to make an election to become a Financial Holding Company. However, management has not determined at this time whether it will seek such an election. CIB Marine is examining its strategic growth and acquisition strategy to determine whether or when, based on market and economic conditions, CIB Marine may desire to elect to use any of the expanded powers provided in the GLBA.

     The GLBA also streamlines supervision of bank holding companies, expands passive investments by Financial Holding Companies in any type of financial or non-financial company through merchant bank and insurance company investments, provides an enhanced framework for protecting the privacy of consumer information, modifies the laws governing the implementation of the Community Reinvestment Act, and broadens the activities which may be conducted by national banks. Through a financial subsidiary and subject to certain eligibility requirements and restrictions, a national bank may engage in any activity authorized for a national bank directly or any financial activity, except insurance investments or underwriting, real estate investments or development, or merchant banking, which may be conducted through a Financial Holding Company. Because Wisconsin, Illinois and Indiana provide for parity with national banks, the subsidiary banks of CIB Marine may form subsidiaries to engage in the activities permitted for national bank subsidiaries.

     The GLBA also establishes a system of federal and state regulation based on functional regulation, meaning that primary regulators' oversight for a particular activity will generally reside with the federal or state regulator having the greatest expertise in the area. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the Securities and Exchange Commission ("SEC") and state securities regulators.

CAPITAL STANDARDS

     The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items ("Total Capital Ratio") is 8%, and the minimum ratio of that portion of total capital that is comprised of common stock, related surplus, retained earnings, non-cumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill ("Tier 1 Capital"), to risk-weighted assets is 4%. The balance of total capital may consist of other preferred stock, certain other instruments, limited amounts of unrealized gains on equity securities and limited amounts of subordinated debt and the loan and lease loss allowance.

     These risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks.

     In addition, the Federal Reserve Board has established a minimum Leverage Ratio (Tier 1 Capital to quarterly average total assets) which requires a minimum Leverage Ratio of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4%.

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

     At December 31, 1999, CIB Marine was in compliance with these minimum capital requirements. CIB Marine's banking subsidiaries are subject to similar minimum regulatory capital requirements. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital" and Note 11 -- Stockholders' Equity as contained in the "Notes to Consolidated Financial Statements."

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

     A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements i.e., if it has a Leverage Ratio of 4% or greater or a (Leverage Ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Total Capital Ratio of 8% or greater and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice.

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

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions may be restricted from making payments of principal and interest on subordinated debt and are subject to appointment of a receiver or conservator.

DIVIDEND RESTRICTIONS

     The Federal Reserve Board's policy with respect to dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

     CIB Marine's ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine's subsidiary banks to pay dividends to it. The ability of the commercial subsidiary banks to pay dividends is subject to restrictions primarily under the banking laws of the state under which the subsidiary bank is organized, in the case of CIB Marine's subsidiaries, the laws of Illinois, Indiana or Wisconsin. The ability of Marine Bank -- Omaha to pay dividends is subject to OTS regulations applicable to federal savings banks.

     Under Illinois law, a bank may generally pay dividends without the approval of the Illinois Office of Banks and Real Estate as long as the amount of the dividend does not exceed net profits then on hand, after first deducting from net profits the bank's losses and bad debts, and subject to certain additional requirements of the Illinois Office of Banks and Real Estate.

     Under Wisconsin law, a Wisconsin-chartered savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or at least 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the Wisconsin Department of Financial Institutions is required before dividends exceeding 50% of profits for any calendar year may be declared. A Wisconsin chartered bank may pay a dividend from its undivided profits in an amount considered expedient by the Board of Directors provided that the board has made provisions for the payment of all expenses, losses, reserves, taxes and interest prior to declaring the dividend from undivided profits. In the event the bank has declared and paid dividends in either of the two immediately preceding years that exceeded net income for either of those two years, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income without the written consent of the Division of Banking.

     Under Indiana law, a bank may pay dividends without the approval of the Indiana Department of Financial Institutions so long as its capital is unimpaired. In any event, dividends may not exceed undivided profits on hand, less losses, bad debts, certain depreciation and other expenses.

     Under regulations of the OTS, the ability of a federal savings association to pay dividends and make other capital distributions is subject to certain limitations. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its minimum capital requirement (a "Tier 1 Association"), is generally permitted after 30 days advance notice to the OTS, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 100.0% of its net income to date during the calendar year plus an amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year; or (b) 75.0% of its net income for the previous four quarters. A savings association that has capital immediately prior to, and on a pro-forma basis after giving effect to, a proposed capital distribution that is equal to or in excess of its minimum capital requirement, but that is less than the amount of its capital requirement (a "Tier 2 Association"), is generally permitted after 30 days advance written notice to the OTS, to make capital distributions without OTS approval of up to 75.0% of its net income for the previous four quarters if its capital satisfies the risk based capital standard that would be applicable to it as of January 1, 1993, or 50% of its net income for the previous four quarters if its capital satisfies the risk based capital standard that would be applicable to it on January 1, 1991. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association unless the OTS determines that such treatment is not necessary to ensure the association's safe and sound operation. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS's prompt corrective action regulations, a federal savings association would be prohibited from making any capital distributions if, after making the distribution, the association would be undercapitalized. As of December 31, 1999, Marine Bank-Omaha was a Tier I Association.

     In April and September of 1999 a total of $2.9 million in dividends were paid to CIB Marine by its bank and non-bank subsidiaries. The proceeds of the September dividends were used to purchase the limited partnership interest in the private investment funds described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Conditions -- Other Assets". As of December 31, 1999, $29.1 million of the total stockholders' equity of the affiliate banks was available for payment of dividends to CIB Marine without approval by the applicable regulatory authorities.

FEDERAL DEPOSIT INSURANCE

     As FDIC-insured institutions, each of CIB Marine's subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a premium rate schedule which provides for an assessment range of 0% to 0.27% of deposits, depending on the capital category and supervisory category to which it is assigned. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. The first quarter 2000 debt service assessment was .0212%.

RESTRICTIONS ON AFFILIATE TRANSACTIONS

     Transactions between CIB Marine, its subsidiary banks and its non-bank subsidiaries are subject to a number of restrictions. Federal Reserve Board policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit. Bank holding companies are also restricted in the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another or engage in certain other transactions, such as purchasing securities issued by an affiliate, purchasing assets from an affiliate, accepting securities issued by an affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit for the benefit of an affiliate.

QUALIFIED THRIFT LENDER

     The Home Owners' Loan Act ("HOLA") requires savings associations such as Marine Bank -- Omaha to meet a qualified thrift lender ("QTL") test. To meet the QTL test, an association's "Qualified Thrift

Investments" must total at least 65.0% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquid investments in an amount not exceeding 20.0% of assets. Qualified Thrift Investments generally consist of residential housing, small business, credit card and educational loans, and loans for personal, family and household purposes. A savings association that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

COMPETITION

     The banking business is highly competitive. CIB Marine's subsidiary banks compete with other financial institutions and financial service companies in their market areas and in surrounding areas in attracting deposits and offering many types of financial services and products. CIB Marine competes for business in its market areas with larger banks that have both regional and national markets.

     CIB Marine's subsidiary banks also compete with savings and loan associations, credit unions, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial firms have resources many times greater than those of CIB Marine. In addition, new financial intermediaries such as money-market mutual funds and other non-banking organizations with which CIB Marine banks compete for deposits are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

     Recent changes in federal and state laws have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from the implementation of interstate banking laws and other recent and proposed changes, including the GLBA, are expected to continue to further stimulate competition in the markets in which CIB Marine operates, although it is not possible to predict the extent or timing of such increased competition.

FORWARD LOOKING STATEMENTS

     CIB Marine has made statements in this Annual Report on Form 10-K and documents that are incorporated by reference that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. These forward-looking statements reflect CIB Marine's current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine's operations and the business environment and which could change at any time.

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

     - other risks set forth from time to time in CIB Marine's filings with the SEC.

     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     The following table provides information relating to the material real properties owned or leased by CIB Marine's subsidiaries as of December 31, 1999. CIB Marine's subsidiary banks lease or sublease office space to CIB Marine and to its non-bank subsidiaries. CIB Marine does not separately own or lease any real property.

LOCATION                                                      OWNED OR LEASED   DATE OPENED
--------                                                      ---------------   -----------
CENTRAL ILLINOIS BANK FACILITIES:
Sidney, Illinois............................................       Owned            9/87
Champaign, Illinois.........................................       Owned            9/88
Urbana, Illinois............................................       Owned            3/90
Arrowsmith, Illinois........................................       Owned           10/91
Normal, Illinois............................................       Owned           11/92
Champaign, Illinois (Midtown)...............................       Owned            4/94
Rantoul, Illinois...........................................      Leased           11/94
Monticello, Illinois........................................      Leased            5/95
Danville, Illinois..........................................       Owned            8/95
Decatur, Illinois...........................................      Leased           10/95
Bloomington, Illinois.......................................       Owned           12/95
Arthur, Illinois............................................       Owned           10/96
Morton, Illinois............................................      Leased           10/96
Peoria, Illinois............................................      Leased            9/97
East Peoria, Illinois.......................................       Owned           10/97
Springfield, Illinois.......................................      Leased            2/99
Peoria, Illinois (Fulton)...................................      Leased           10/99
CIB-CHICAGO FACILITIES:
Hillside, Illinois..........................................      Leased            6/94
Willow Springs, Illinois....................................       Owned            7/96
Niles, Illinois.............................................      Leased            8/96
Elk Grove Village, Illinois.................................       Owned           10/96
Chicago, Illinois (Downtown)................................      Leased           10/96
Bolingbrook, Illinois.......................................      Leased            2/97
Elmhurst, Illinois..........................................      Leased            6/98
Gurnee, Illinois............................................      Leased            7/98
Mount Prospect, Illinois....................................       Owned            3/99
Arlington Heights, Illinois.................................       Owned            3/99
Northbrook, Illinois........................................      Leased            4/99
Zion, Illinois..............................................       Owned            9/99
MARINE BANK-MILWAUKEE FACILITIES:
Cedarburg, Wisconsin........................................       Owned            9/97
Grafton, Wisconsin..........................................       Owned            9/97
Pewaukee, Wisconsin.........................................       Owned            2/98
Wauwatosa, Wisconsin........................................      Leased            5/98
Milwaukee, Wisconsin (Downtown).............................      Leased            4/99
CIB-INDIANA FACILITIES:
Indianapolis, Indiana (Fox Road)............................      Leased            3/98
Indianapolis, Indiana (Emerson Way).........................      Leased            9/98
Indianapolis, Indiana (Monument Circle).....................      Leased            4/99
MARINE BANK-OMAHA FACILITIES:
Omaha, Nebraska.............................................      Leased           11/99

     None of the properties owned by CIB Marine's subsidiaries are subject to encumbrances material to the operations of CIB Marine and its subsidiaries. CIB Marine considers the conditions of its properties to be generally good and adequate for its current needs period.

ITEM 3. LEGAL PROCEEDINGS

     CIB Marine and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a materially adverse effect on the consolidated financial condition, liquidity or results of operations of CIB Marine.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     CIB Marine did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal year 1999.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF CIB MARINE

     The following table sets forth the names, ages and positions of all executive officers of CIB Marine, the period that each has held his position with CIB Marine, and a brief account of each officer's business experience during at least the past five years. Under CIB Marine's by-laws, executive officers are elected annually by the board of directors, and each executive officer holds office until his successor has been duly elected and qualified or until the earlier of his death, resignation or removal.

                NAME AND AGE                                OFFICE AND EXPERIENCE
                ------------                                ---------------------
J. Michael Straka, 62(1).....................   Mr. Straka is the President and Chief
                                                Executive Officer of CIB Marine and has held
                                                those positions since 1987. Prior to assuming
                                                those positions, Mr. Straka was head of the
                                                international division of a large
                                                Milwaukee-based regional bank, where he was
                                                employed for 26 years.
Donald M. Trilling, 68.......................   Mr. Trilling is Chairman of the Board of
                                                Directors of CIB Marine and has held that
                                                position since 1987. Mr. Trilling is also
                                                Secretary/Treasurer of Illinois Tile
                                                Distributors Inc., an importer and
                                                distributor of ceramic tiles, since 1983 and
                                                President of Tiles of Italy, Ltd., an
                                                importer of ceramic tiles, since 1975.
Michael L. Rechkemmer, 50....................   Mr. Rechkemmer is an Executive Vice President
                                                of CIB Marine and has held that position
                                                since July 1998. He was CIB-Chicago's Vice
                                                Chairman and Chief Operating Officer from
                                                January 1997 to June 1998 and its President
                                                and Chief Executive Officer from July 1994 to
                                                December 1996. Prior to joining CIB-Chicago,
                                                Mr. Rechkemmer was President and Chief
                                                Executive Officer of Mid America Bank N.A.
                                                from January 1991 to June 1994.
Steven T. Klitzing, 37.......................   Mr. Klitzing is Senior Vice President, Chief
                                                Financial Officer, Treasurer and Assistant
                                                Secretary of CIB Marine and has held those
                                                positions since December 1993. Mr. Klitzing
                                                has been with CIB Marine since 1986 and has
                                                held various positions with CIB Marine and
                                                its subsidiaries since that date.

                NAME AND AGE                                OFFICE AND EXPERIENCE
                ------------                                ---------------------
Donald J. Straka, 37(1)......................   Mr. Straka is Senior Vice President,
                                                Secretary and General Counsel of CIB Marine
                                                and has held those positions since 1997. Mr.
                                                Straka has been engaged in the practice of
                                                law since 1987. In 1992, Mr. Straka joined
                                                the law firm of Brashear & Ginn and he was a
                                                partner of that firm from 1995 to 1997.
Stephen C. Bonnell, 49.......................   Mr. Bonnell has been a Senior Vice President
                                                of CIB Marine since October 1994 and Head of
                                                Credit Administration since January 1996. He
                                                was Chief Operating Officer of Central
                                                Illinois Bank MC from January 1994 to October
                                                1994. Prior to 1994, Mr. Bonnell served in
                                                various capacities with CIB Marine and its
                                                subsidiaries. Mr. Bonnell was the President
                                                of Sidney Community Bank, now known as
                                                Central Illinois Bank, upon the change in
                                                ownership in 1987.
Patrick J. Straka, 33(1).....................   Mr. Straka is Senior Vice President and Chief
                                                Investment Officer of CIB Marine and has held
                                                those positions since February 1999. He was a
                                                Vice President, Investment Officer and
                                                General Auditor of CIB Marine from 1995 to
                                                February 1999. Mr. Straka served in various
                                                positions with CIB Marine from 1992 to 1995.

-------------------------

(1) J. Michael Straka is the father of Donald J. Straka and Patrick J. Straka.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 15, 2000, there were approximately 961 holders of record of CIB Marine's common stock. There is no established public trading market for CIB Marine's common stock. CIB Marine has offered and sold, from time to time, shares of its common stock in private placement transactions.

     CIB Marine has not paid cash dividends on its common stock during the two most recent fiscal years. CIB Marine currently reinvests earnings to support continued growth, but will periodically consider whether to pay cash dividends in the future. Restrictions on CIB Marine's ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed elsewhere in this Annual Report on Form 10-K. See, "Business -- Supervision and Regulation -- Dividend Restrictions." See also Note 11 to CIB Marine's December 31, 1999 consolidated financial statements contained in Item 8 of this Form 10-K.

     In December, 1999, CIB Marine sold in private placement 2,387 shares, which included 84 shares of common stock held as Treasury Stock, at a purchase price of $2,518.73 per share. The transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. In addition, during 1999 CIB Marine also issued 339 shares of its common stock to directors, officers and employees in sales which were not registered under the Securities Act of 1933, as amended. All such sales were made upon the exercise of previously granted stock options.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth CIB Marine's selected consolidated financial data. The selected financial data as it relates to the five years in the five-year period ended December 31, 1999, has been derived from CIB Marine's audited consolidated financial statements. The following information should be read in conjunction with the consolidated financial statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein elsewhere.

                          CIB MARINE BANCSHARES, INC.

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                     AT OR FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                               1999         1998        1997       1996       1995
                                               ----         ----        ----       ----       ----
                                                    (DOLLARS IN THOUSAND, EXCEPT SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest and dividend income
  Loans...................................  $   98,759   $   68,070   $ 46,942   $ 31,196   $ 19,637
  Loans held for sale.....................         258          479        124         48        n/a
  Securities
     Taxable..............................      14,539        9,725      7,519      4,589      3,338
     Tax-exempt...........................       1,808        1,359        908        452        292
     Dividends............................         248          194        180        152         53
  Federal funds sold......................         546          701        573        259        392
                                            ----------   ----------   --------   --------   --------
          Total interest and dividend.....     116,158       80,528     56,246     36,696     23,712
                                            ----------   ----------   --------   --------   --------
Interest expense
  Deposits................................      59,508       40,833     29,746     18,384     11,589
  Short-term borrowings...................       1,507          407        180        588        300
  Long-term borrowings....................         793          958        535         --          7
                                            ----------   ----------   --------   --------   --------
          Total interest expense..........      61,808       42,198     30,461     18,972     11,896
                                            ----------   ----------   --------   --------   --------
          Net interest income.............      54,350       38,330     25,785     17,724     11,816
Provision for loan loss...................       6,110        4,733      3,992      2,044        977
                                            ----------   ----------   --------   --------   --------
          Net interest income after
            provision for loan loss.......      48,240       33,597     21,793     15,680     10,839
                                            ----------   ----------   --------   --------   --------
Noninterest income
  Banking and trust service fees..........       4,861        5,493      3,171      2,304      1,003
  Gain on sale of branch..................         805           --         --         --         --
  Other...................................          85          111         90        266        354
  Securities gains, net...................          --          344        136        183        320
                                            ----------   ----------   --------   --------   --------
          Total noninterest income........       5,751        5,948      3,397      2,753      1,677
                                            ----------   ----------   --------   --------   --------
Noninterest expense
  Salaries and employee benefits..........      20,433       17,114     10,193      7,529      5,151
  Equipment...............................       2,071        1,495      1,615      1,161        n/a
  Occupancy and premises..................       3,129        2,247      1,328        893      1,301
  Professional services...................       1,164          632        585        492        n/a
  Advertising/marketing...................         770          682        954        843        n/a
  Amortization of intangibles.............       1,057          345        270        238        n/a
  Other...................................       4,415        3,866      2,433      1,803      2,479
                                            ----------   ----------   --------   --------   --------
          Total noninterest expense.......      33,039       26,381     17,378     12,959      8,931
                                            ----------   ----------   --------   --------   --------
Income before income taxes................      20,952       13,164      7,812      5,474      3,585
Income tax expense........................       7,417        4,510      2,537      1,901      1,261
                                            ----------   ----------   --------   --------   --------
          Net income......................  $   13,535   $    8,654   $  5,275   $  3,573   $  2,324
                                            ==========   ==========   ========   ========   ========
PER SHARE DATA:
Basic earnings............................  $   126.20   $    86.15   $  71.62   $  60.91   $  50.56
Diluted earnings..........................      124.79        85.41      71.08      60.35      50.04
Dividends.................................          --           --         --         --         --
Book value (at end of period).............    1,469.42     1,344.77   1,110.18     863.99     730.87
SELECTED FINANCIAL CONDITION DATA:
Securities................................  $  363,350   $  216,284   $160,936   $112,167   $ 72,263
Loans, including held for sale............   1,389,979      924,611    616,228    408,024    259,834
TOTAL ASSETS..............................   1,824,840    1,186,523    807,323    550,578    354,796
Deposits..................................   1,528,456    1,011,033    682,830    467,942    302,782
Borrowings................................     122,969       23,254     18,320     21,561      6,981
Stockholders' equity......................     161,335      144,096    100,732     58,232     42,677

                                                     AT OR FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                               1999         1998        1997       1996       1995
                                               ----         ----        ----       ----       ----
                                                    (DOLLARS IN THOUSAND, EXCEPT SHARE DATA)
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:
     Net Interest Margin(1)...............        3.93%        4.19%      4.06%      4.27%      4.46%
     Net Interest Spread(2)...............        3.25         3.29       3.31       3.52       3.78
     Noninterest income to average
       assets.............................        0.39         0.60       0.50       0.62       0.59
     Noninterest expense to average
       assets.............................        2.26         2.68       2.56       2.94       3.15
     Net overhead ratio(3)................        1.87         2.07       2.06       2.31       2.56
     Efficiency ratio(4)..................       54.03        58.11      58.59      63.05      67.06
     Return on average assets(5)..........        0.93         0.88       0.78       0.81       0.82
     Return on average equity(6)..........        9.01         6.86       7.62       8.00       8.62
ASSET QUALITY RATIOS:
     Nonaccrual loans to loans, including
       held for sale......................        0.22%        0.43%      0.30%      0.59%      0.35%
     Allowance for loan loss to loans,
       including held for sale............        1.14         1.15       1.09       0.99       0.95
     Allowance for loan loss to
       nonperforming assets...............      361.85       265.89     315.36     161.74     257.92
     Net charge-offs to average loans
       including held for sale............        0.09         0.10       0.31       0.14       0.03
     Nonperforming assets to total
       assets(7)..........................        0.24         0.34       0.26       0.46       0.27
     Nonaccrual loans and 90+ days past
       due loans to loans, including held
       for sale...........................        0.47         1.04       0.52       0.94       0.89
     Nonaccrual loans and 90+ days past
       due loans to total assets..........        0.36         0.81       0.40       0.69       0.65
     Nonperforming assets and 90+ days
       past due to total assets...........        0.43         0.81       0.43       0.72       0.67
     Allowance as a percent of
       nonperforming and 90+ days past due
       loans..............................      200.57       111.10     192.80     103.05     103.76
BALANCE SHEET RATIOS:
     Average loans to average deposits....       87.68%       90.17%     83.12%     84.78%     79.14%
     Average interest-earning assets to
       average interest-bearing
       liabilities........................      115.71       120.12     115.94     116.39     115.45
CAPITAL RATIOS:
     Total equity to total assets.........        8.84%       12.14%     12.48%     10.58%     12.03%
     Total risk-based capital ratio.......  10.19.....        14.61      15.50      13.71      15.13
     Tier 1 risk-based capital ratio......        9.22        13.58      14.50      12.79      14.26
     Leverage capital ratio...............        8.95        12.57      12.36      10.90      11.90
OTHER DATA
Number of employees (FTE).................         503          421        316        251        177
Number of banking facilities..............          38           30         24         18         12
Trust assets under administration.........  $  130,162   $  109,235   $102,697   $ 70,950   $ 56,578
Shares outstanding at the end of period...     109,795      107,153     90,735     67,399     58,392
Weighted average shares
  outstanding -- basic....................     107,248      100,451     73,658     58,660     45,968
Weighted average shares outstanding --
  diluted.................................     108,462      101,315     74,222     59,201     46,446

-------------------------

(1) Net interest margin is net interest income divided by average interest-earning assets.

(2) Net Interest spread is the yield on average interest-earning assets less rate on average interest bearing-liabilities.

(3) The net overhead ratio is noninterest expense minus noninterest income divided by average total assets.

(4) The efficiency ratio is noninterest expense divided by the sum of net interest income (on a tax equivalent basis: 35% for 1999 and 1998, 34% for prior periods) plus noninterest income excluding gains and losses on securities.

(5) Return on average assets is net income divided by average total assets.

(6) Return on average equity is net income divided by average common equity.

(7) Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following is a discussion and analysis of CIB Marine's consolidated financial condition as of December 31, 1999 and 1998, and its results of operations for the three years ended December 31, 1999, 1998 and 1997. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Item 8 of this Form 10-K. All dollar amounts are rounded.

INTRODUCTION AND OVERVIEW

     CIB Marine had net income of $13.5 million in 1999, as compared to $8.7 million in 1998 and $5.3 million in 1997, which represented an increase of 56.4% from 1998 to 1999 and 64.1% from 1997 to 1998. Total assets at December 31, 1999 were approximately $1.8 billion, which represented a 53.8% increase from total assets of $1.2 billion at December 31, 1998. Total assets increased 47.0% during 1998, from $807.3 million at December 31, 1997.

     CIB Marine's growth has been largely attributable to the implementation of its growth strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel, and expanding in both new and existing markets. This expansion occurred through the opening of new banks and branches, internal growth and acquisitions. In 1999, CIB Marine established Marine Bank-Omaha, opened five new branch facilities, acquired three existing facilities with a total of $144.0 million in deposits and sold one facility with $12.2 million in deposits. In 1998, CIB Marine established CIB-Indiana, commenced operations at Marine Trust, opened four new branch facilities and acquired one existing branch facility with $13.2 million in deposits. In 1997, CIB Marine acquired First Ozaukee Savings Bank, now known as Marine Bank-Milwaukee, with $37.6 million in assets, and opened four new branch facilities. CIB Marine raised a significant portion of the capital necessary to facilitate its growth through the sale of its common stock in private placement offerings in 1999, 1998 and 1997, as well as in prior years.

     The following table provides an overview of CIB Marine's recent growth indicating the percentage increase in each of the following balance sheet or income statement items at or for the years ended December 31, 1999, 1998 and 1997, in each case as compared to the prior year.

                                                                       AS OF DECEMBER 31,
                                                          ---------------------------------------------
                                                          1999 VS. 1998   1998 VS. 1997   1997 VS. 1996
                                                          -------------   -------------   -------------
BALANCE SHEET ITEMS
Commercial real estate, construction, agricultural, and
  commercial loans......................................      59.64%          58.16%          51.56%
Total loans, including held for sale....................      50.33           50.04           51.03
Total assets............................................      53.80           46.97           46.63
Total deposits..........................................      51.18           48.07           45.92

                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                          1999 VS. 1998   1998 VS. 1997   1997 VS. 1996
                                                          -------------   -------------   -------------
INCOME STATEMENT ITEMS
Net interest income after provision(TE).................      42.80%          54.02%          40.57%
Noninterest income......................................      (3.31)          75.10           23.39
Noninterest expense.....................................      25.24           51.81           34.10
Net income..............................................      56.40           64.06           47.64
Diluted earnings per share..............................      46.11           20.16           17.78

RESULTS OF OPERATIONS

NET INCOME

     CIB Marine had net income of $13.5 million in 1999, $8.7 million in 1998 and $5.3 million in 1997, an increase of 56.4% from 1998 to 1999 and 64.1% from 1997 to 1998. The increases in net income for these periods were primarily a result of an increase in average earning assets and the corresponding net interest income earned on these earning assets, offset in part by increases in noninterest expenses, the provision for loan loss and income tax expense.

     In addition, net income for 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility. The 1998 period included a $1.4 million pre-tax, or $0.8 million after-tax, non-cash compensation expense related to the extension of the expiration date of all previously issued and outstanding stock options granted under CIB Marine's stock option plans as of February 25, 1998. The related non-cash compensation expense for 1999 was $0.1 million pre-tax.

     Diluted earnings per share was $124.79 in 1999, $85.41 in 1998 and $71.08 in 1997, representing an increase of 46.1% from 1998 to 1999 and 20.2% from 1997 to 1998. Growth in earnings per share has been less than the growth in net income primarily due to an increase in the number of shares outstanding as a result of CIB Marine's issuance of additional shares of common stock in private placement offerings during each of these periods.

NET INTEREST INCOME

     Net interest income is the most significant component of CIB Marine's earnings. Net interest income is the difference between interest earned on CIB Marine's income-producing assets and interest paid on deposits and other borrowed funds. Net interest margin is this difference expressed as a percentage of average earning assets. The amount of CIB Marine's net interest income is affected by several factors, including interest rates and the volume and relative mix of interest-earning assets and interest-bearing liabilities. Although CIB Marine can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond CIB Marine's control.

     The following table sets forth information regarding average balances, interest income and interest expense and the average rates earned or paid for each of CIB Marine's major asset, liability and stockholders' equity categories. The following table expresses interest income on a tax equivalent (TE) basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax equivalent adjustment was based on CIB Marine's effective federal income tax rate of 35% for 1999 and 1998, and 34% for 1997.

                                                      YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------
                                             1999                                   1998
                             -------------------------------------   -----------------------------------
                              AVERAGE      INTEREST      AVERAGE     AVERAGE     INTEREST      AVERAGE
                              BALANCE     EARNED/PAID   YIELD/COST   BALANCE    EARNED/PAID   YIELD/COST
                              -------     -----------   ----------   -------    -----------   ----------
                                                       (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS(TE)
Securities
 Taxable...................  $  255,730    $ 14,787        5.78%     $163,285     $ 9,930        6.08%
 Tax-exempt................      36,311       2,782        7.66        26,093       2,091        8.01
                             ----------    --------        ----      --------     -------        ----
 Total Securities..........     292,041      17,569        6.02       189,378      12,021        6.35
Loans(1)
 Commercial and
   agricultural............   1,044,298      93,917        8.99       676,153      63,237        9.35
 Real estate...............      40,419       3,349        8.29        40,404       3,555        8.80
 Installment and other
   consumer................      18,610       1,568        8.43        23,094       1,990        8.62
                             ----------    --------        ----      --------     -------        ----
   Total loans.............   1,103,327      98,834        8.96       739,651      68,782        9.30
Federal funds sold.........      10,148         546        5.38        14,647         701        4.79
Loans -- held for sale.....       3,415         258        7.55         6,668         479        7.18
                             ----------    --------        ----      --------     -------        ----
   Total earning
     assets(TE)............   1,408,931     117,207        8.32       950,344      81,983        8.63
                                           --------        ----                   -------        ----
NONINTEREST-EARNING ASSETS
CASH AND DUE FROM BANKS....      15,407                                13,235
Premises and equipment.....      19,570                                14,250
Allowance for loan loss....     (13,126)                               (8,699)
Accrued Interest and other
 assets....................      31,764                                17,053
                             ----------                              --------
 Total noninterest-earning
   assets..................      53,615                                35,839
                             ----------                              --------
   Total assets............  $1,462,546                              $986,183
                             ==========                              ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
INTEREST-BEARING
 LIABILITIES
Deposits
 Interest-bearing demand
   deposits................  $   39,820    $  1,003        2.52      $ 31,550     $   859        2.72
 Money market..............     132,596       6,222        4.69        62,746       2,871        4.58
 Other savings deposits....  33,751....       1,079        3.20        27,865         784        2.81
 Time Deposits of $100,000
   or more.................     310,302      16,377        5.28       169,216       9,442        5.58
 Time Deposits.............     660,254      34,827        5.27       473,684      26,866        5.67
                             ----------    --------        ----      --------     -------        ----
   Total interest-bearing
     deposits..............   1,176,723      59,508        5.06       765,061      40,822        5.34
Borrowings -- short-term...      25,262       1,507        5.97         8,650         477        5.51
Borrowings -- long-term....      15,608         793        5.08        17,451         886        5.08
                             ----------    --------        ----      --------     -------        ----
   Total borrowed funds....      40,870       2,300        5.63        26,101       1,363        5.22
   Total Interest Bearing
     Liabilities...........   1,217,593      61,808        5.07       791,162      42,185        5.33
                                           --------        ----                   -------        ----
NONINTEREST-BEARING
 LIABILITIES
Noninterest-bearing demand
 deposits..................      85,468                                62,644
Accrued Interest and other
 liabilities...............       9,300                                 6,295
STOCKHOLDERS' EQUITY.......     150,185                               126,082
                             ----------                              --------
   Total liabilities and
     stockholders'
     equity................  $1,462,546                              $986,183
                             ==========                              ========
NET INTEREST INCOME(TE) AND
 INTEREST RATE SPREAD(2)...                $ 55,399        3.25                   $39,798        3.29
                                           ========        ====                   =======        ====
NET INTEREST
 MARGIN(TE)(3).............                                3.93%                                 4.19%
                                                           ====                                  ====

                                  YEARS ENDED DECEMBER 31,
                             -----------------------------------
                                            1997
                             -----------------------------------
                             AVERAGE     INTEREST      AVERAGE
                             BALANCE    EARNED/PAID   YIELD/COST
                             -------    -----------   ----------
                                   (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS(TE)
Securities
 Taxable...................  $128,210     $ 7,699        6.00%
 Tax-exempt................    19,012       1,376        7.24
                             --------     -------        ----
 Total Securities..........   147,222       9,075        6.16
Loans(1)
 Commercial and
   agricultural............   439,478      42,331        9.63
 Real estate...............    31,940       2,948        9.23
 Installment and other
   consumer................    19,856       1,811        9.12
                             --------     -------        ----
   Total loans.............   491,274      47,090        9.59
Federal funds sold.........    10,307         573        5.56
Loans -- held for sale.....     1,573         124        7.88
                             --------     -------        ----
   Total earning
     assets(TE)............   650,376      56,862        8.74
                                          -------        ----
NONINTEREST-EARNING ASSETS
CASH AND DUE FROM BANKS....    10,701
Premises and equipment.....    10,626
Allowance for loan loss....    (5,543)
Accrued Interest and other
 assets....................    11,768
                             --------
 Total noninterest-earning
   assets..................    27,552
                             --------
   Total assets............  $677,928
                             ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
INTEREST-BEARING
 LIABILITIES
Deposits
 Interest-bearing demand
   deposits................  $ 27,503     $   638        2.32
 Money market..............    38,091       1,588        4.17
 Other savings deposits....    16,914         642        3.80
 Time Deposits of $100,000
   or more.................   106,214       5,728        5.39
 Time Deposits.............   361,329      21,150        5.85
                             --------     -------        ----
   Total interest-bearing
     deposits..............   550,051      29,746        5.41
Borrowings -- short-term...     8,842         592        6.70
Borrowings -- long-term....     2,062         123        5.97
                             --------     -------        ----
   Total borrowed funds....    10,904         715        6.56
   Total Interest Bearing
     Liabilities...........   560,955      30,461        5.43
                                          -------        ----
NONINTEREST-BEARING
 LIABILITIES
Noninterest-bearing demand
 deposits..................    42,901
Accrued Interest and other
 liabilities...............     4,887
STOCKHOLDERS' EQUITY.......    69,185
                             --------
   Total liabilities and
     stockholders'
     equity................  $677,928
                             ========
NET INTEREST INCOME(TE) AND
 INTEREST RATE SPREAD(2)...               $26,401        3.31
                                          =======        ====
NET INTEREST
 MARGIN(TE)(3).............                              4.06%
                                                         ====

-------------------------

(TE) -- Tax Equivalent Basis

(1)  Loan balance totals include non-accruals.

(2) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

     Net interest income on a fully tax equivalent basis was $55.4 million in 1999, $39.8 million in 1998 and $26.4 million in 1997, representing a 39.2% increase from 1998 to 1999 and a 50.7% increase from 1997 to 1998. The increases in the volume of earning assets, and the liabilities to fund these assets, accounted for substantially all of the increase in net interest income for both 1999 and 1998, and was partially offset by four and two basis point decreases in the net interest spread from the previous year.

     The following table presents an analysis of changes, on a tax-equivalent basis, in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                        YEAR ENDED DECEMBER 31, 1999             YEAR ENDED DECEMBER 31, 1998
                                                COMPARED TO                              COMPARED TO
                                      YEAR ENDED DECEMBER 31, 1998(1)          YEAR ENDED DECEMBER 31, 1997(1)
                                   --------------------------------------   --------------------------------------
                                   VOLUME     RATE      TOTAL    % CHANGE   VOLUME     RATE      TOTAL    % CHANGE
                                   ------     ----      -----    --------   ------     ----      -----    --------
                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME(TE)
Securities -- taxable............  $ 5,367   $  (510)  $ 4,857     48.91%   $ 2,132   $    99   $ 2,231     28.98%
Securities -- tax-exempt.........      787       (96)      691     33.05        555       160       715     51.96
                                   -------   -------   -------    ------    -------   -------   -------    ------
  Total Securities...............    6,154      (606)    5,548     46.15      2,687       259     2,946     32.46
Loans (including fees)...........   32,663    (2,611)   30,052     43.69     23,137    (1,445)   21,692     46.06
Federal funds sold...............     (234)       79      (155)   (22.11)       216       (88)      128     22.34
Loans -- held for sale...........     (245)       24      (221)   (46.14)       367       (12)      355    286.29
                                   -------   -------   -------    ------    -------   -------   -------    ------
TOTAL INTEREST INCOME(TE)........   38,338    (3,114)   35,224     42.97     26,407    (1,286)   25,121     44.18
                                   -------   -------   -------    ------    -------   -------   -------    ------
INTEREST EXPENSE
Interest-bearing demand
  deposits.......................      212       (68)      144     16.76        101       120       221     34.64
Money market.....................    3,276        75     3,351    116.72      1,115       168     1,283     80.79
Other savings deposits...........      179       116       295     37.63        339      (197)      142     22.12
Time deposits of 100,000 or
  more...........................    7,472      (537)    6,935     73.45      3,509       205     3,714     64.84
Other time deposits..............    9,953    (1,992)    7,961     29.63      6,391      (675)    5,716     27.03
                                   -------   -------   -------    ------    -------   -------   -------    ------
  Total Deposits.................   21,092    (2,406)   18,686     45.77     11,455      (379)   11,076     37.24
Borrowings -- short term.........      988        42     1,030    215.93        (13)     (102)     (115)   (19.43)
Borrowings -- long term..........      (94)        1       (93)   (10.50)       784       (21)      763    620.33
                                   -------   -------   -------    ------    -------   -------   -------    ------
  Total Borrowings...............      894        43       937     68.75        771      (123)      648     90.63
                                   -------   -------   -------    ------    -------   -------   -------    ------
TOTAL INTEREST EXPENSE...........   21,986    (2,363)   19,623     46.52     12,226      (502)   11,724     38.49
                                   -------   -------   -------    ------    -------   -------   -------    ------
NET INTEREST INCOME(TE)..........  $16,352   $  (751)  $15,601     39.20%   $14,181   $  (784)  $13,397     50.74%
                                   =======   =======   =======    ======    =======   =======   =======    ======

-------------------------

(TE) -- Tax Equivalent Basis

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

INTEREST INCOME

     Total interest income for 1999 was $116.2 million, 44.2% higher than interest income of $80.5 million in 1998. Interest income in 1998 increased 43.2% from $56.2 million in 1997. The primary reason for the increase in interest income is the increase in the volume of CIB Marine's average earning assets. Average earning assets increased 48.3% to $1.4 billion during 1999 from $950.3 million in 1998. Average earning assets in 1998 represented a 46.1% increase over $650.4 million of average earning assets in 1997. The increase in interest income due to increased volume was partially offset by a 31 basis point decrease in the average interest rate earned on interest-earning assets from 1998 to 1999 and an 11 basis point decrease in the average interest rate earned on interest-earning assets from 1997 to 1998. The decrease in the average interest rate earned is primarily the result of an overall decline in market interest rates during this period which resulted in a large portion of CIB Marine's assets being repriced at a lower rate during this period.

     Interest earned on loans is the largest component of total interest earned and represented 85.2%, 85.1% and 83.7% of total interest earned in 1999, 1998, and 1997, respectively. Interest earned on securities in CIB Marine's portfolio accounted for the majority of the remaining balance in total interest earned.

INTEREST EXPENSE

     Total interest expense increased 46.5% to $61.8 million in 1999 from $42.2 million in 1998. Total interest expense for 1998 represented a 38.5% increase over $30.5 million of total interest expense for 1997. These increases were primarily due to an increase in the volume of interest-bearing liabilities. Increased volume accounted for $22.0 million of the increase in total interest expense from 1998 to 1999 and $12.1 million of the variance from 1997 to 1998. The increase in interest expense due to volume was partially offset by a 26 basis point decrease in the average interest rate paid on interest-bearing liabilities from 1998 to 1999 and a ten basis point decrease in the average interest rate paid on interest-bearing liabilities from 1997 to 1998.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense was 82.8%, 86.1% and 88.2% in 1999, 1998 and 1997, respectively. The significant level of interest expense on time deposits is due to the fact that CIB Marine has used these types of deposits to fund a large portion of the growth in its loan portfolio.

     The average rate paid on interest-bearing deposits decreased 28 basis points to 5.06% in 1999 from 5.34% in 1998. The average rate paid in 1998 reflected a seven basis point decrease over the 5.41% paid in 1997. The 28 basis point decrease in the average rate paid on interest-bearing deposits from 1998 to 1999 was primarily the result of decreases in the rates paid on interest-bearing deposits and time deposits. From 1998 to 1999, the average rate paid decreased 20 basis points for interest-bearing demand deposits, 30 basis points for time deposits and 40 basis points for time deposits of $100,000 or more. These decreases were partially offset by an increase of 11 basis points for money market accounts and 39 basis points for other savings deposits.

     The decrease in the average rate paid in 1998 from 1997 was primarily the result of an 18 basis point decrease in the average rate paid on time deposits and a 99 basis point decrease in the rate paid on other savings deposits, offset in part by a 40 basis point increase in the average rate paid on interest-bearing demand deposits, a 41 basis point increase in the average money market rate and a 19 basis point increase in time deposits of $100,000 or more. The 99 basis point decrease in the interest rate paid on other savings deposits from 1997 to 1998 was primarily the result of the savings deposits acquired in connection with the purchase of First Ozaukee Savings Bank in September 1997, which were at a lower rate than CIB Marine's existing savings deposit base, and the lowering of the interest rate paid on other savings deposits during 1998. The increase in the average interest rate paid on both interest bearing demand deposits and money markets was primarily the result of the introduction of a tiered interest rate schedule within both types of deposits, which provided for a higher interest rate to be paid to accounts with balances above certain thresholds. The increase in the rate paid on time deposits of $100,000 or more was largely the result of reducing the proportion of secured deposits to unsecured deposits, which generally require a higher interest rate. CIB Marine decreased the proportion of secured time deposits of $100,000 or more in order to maintain liquidity through the availability of securities not pledged.

     CIB Marine's interest rate spread, which is the difference between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities, was 3.25% in 1999, 3.29% in 1998, and 3.31% in 1997. The net interest margin was 3.93%, 4.19%, and 4.06% in 1999, 1998 and 1997, respectively.

NONINTEREST INCOME

     Noninterest income represented 4.7%, 6.9% and 5.7% of total income on a tax equivalent basis, in 1999, 1998 and 1997, respectively. The primary source of noninterest income was loan fees, which includes fees for originating loans for others, standby letters of credit fees, late charges and service fees on loans serviced for others. These loan fees represented $2.5 million, or 44.1%, of total noninterest income in 1999, $3.3 million, or 55.5%, in 1998 and $1.7 million, or 50.0%, in 1997. Noninterest income decreased $0.2 million, from $5.9 million in 1998 to $5.8 million in 1999. The decrease in noninterest income from 1998 to 1999 was primarily the result of a $0.8 million, or 23.1%, decrease in loan fees and a $0.3 million decrease in the gains on sales of securities partially offset by a $0.8 million gain on a branch sale in 1999. The decrease in loan fees was due to a $1.1 million or a 39.0% decrease in fees associated with the origination and subsequent sales of residential first mortgage loans as a result of a 39.8% reduction in origination volumes due to higher interest rates, and was partially offset by an increase in fees from standby letters of credit of $0.3 million. Deposit service charges stayed about the same in 1999 as 1998 although average deposits grew 52.5% over that period. Most of the deposit growth was in certificates of deposits or money market accounts which generally do not produce fee income.

     The amount of noninterest income in 1998 represented a $2.5 million, or 75.1% increase from $3.4 million in 1997. This increase was primarily the result of a $1.5 million, or 90.2% increase in loan fees, a $0.4 million, or 42.5% increase in deposit service charges and a $0.2 million, or 88.8% increase in other service fees.

NONINTEREST EXPENSE

     Total noninterest expense increased $6.7 million, or 25.2%, to $33.0 million in 1999 from $26.4 million in 1998. The 1998 noninterest expense amount represented an increase of $9.0 million, or 51.8%, over noninterest expenses of $17.4 million in 1997. These increases in noninterest expense were primarily attributable to increased salaries and employee benefits expense and, to a lesser extent, increased equipment and occupancy and premises expenses, as a result of internal growth and the addition of nine new banking facilities in 1999 and six new banking facilities in 1998. Salary and employee benefits expense, as a percentage of total noninterest expense, was 61.8% in 1999, 64.9% in 1998 and 58.7% in 1997.

     Salary and employee benefits expense was $20.4 million in 1999, as compared to $17.1 million in 1998, an increase of 19.4%. Salary and employee benefits expense in 1998 also increased from $10.2 million in 1997, an increase of 67.9%. The increase in salaries and benefits is the result of a number of factors, including; the hiring of personnel to staff the new facilities, the hiring of additional management personnel, increases in the salaries of existing personnel, and increased bonus expense as a result of performance measures being met in 1999 and 1998. In addition, CIB Marine recognized $0.2 million and $1.5 million in non-cash compensation expense during 1999 and 1998, respectively, as a result of the extension, in February 1998, of the expiration date of all previously issued and unexpired stock options granted under its stock option plans. As a result of CIB Marine's growth, the total number of its full-time equivalent employees increased to 503 at December 31, 1999 from 421 at December 31, 1998 and 316 at December 31, 1997 representing a 19.5% increase in 1999, a 33.2% increase in 1998 and a 25.9% increase in 1997.

     Equipment expense increased $0.6 million or 38.5% to $2.1 million in 1999 from $1.5 million in 1998. The 1998 equipment expense amount was a decrease of $0.1 million or 7.4%, from $1.6 million in 1997. Occupancy and premises expenses increased $0.9 million, or 39.3%, to $3.1 million from $2.2 million in 1998. The 1998 occupancy and premises expense amount was an increase of $0.9 million, or 69.2% from $1.3 million in 1997. The increases in equipment expense, net occupancy expenses and other noninterest expenses were primarily due to the initial and ongoing expenses incurred in connection with the opening of the Marine Bank -- Omaha, the acquisition of three new branch facilities in the Chicago market, and the opening of additional branch facilities in 1998 and 1999. The amortization of intangibles increased $0.7 million or 206.1% in 1999 due mostly to the $9.4 million increase in intangible assets from branch purchases in March 1999. All other noninterest expenses, which include professional services, advertising and marketing, and various other expenses, increased $1.2 million, or 22.6%, to $6.3 million in 1999 from $5.2 million in 1998. The 1998 other expenses amount represented an increase of $1.2 million, or 30.4%, from 1997 other expenses of $4.0 million.

     CIB Marine's efficiency ratio was 54.0% in 1999, 58.1% in 1998, and 58.6% in 1997. Total noninterest expense as a percentage of average assets was 2.3% in 1999, 2.7% in 1998, and 2.6% in 1997.

INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary timing differences between financial statement and income tax reporting. The increase in the income tax provision was primarily due to increases in taxable income in each of the corresponding years and the movement of CIB Marine from the 34% to the 35% federal tax bracket in 1998.

FINANCIAL CONDITION

OVERVIEW

     At December 31, 1999 CIB Marine had total assets of $1.8 billion, an increase of $638.3 million, or 53.8%, from $1.2 billion at December 31, 1998. The increase in 1999 was primarily attributable to growth, reflected in the acquisition of three existing branch facilities and the opening of Marine Bank-Omaha and five new branch facilities. Asset growth occurred primarily in loans and securities which increased $460.2 and $147.1 million, respectively, funded with increases in deposits of $517.4 million, borrowings of $99.7 million, and equity of $17.2 million. CIB Marine's ratio of stockholders' equity to total assets was 8.8% at December 31, 1999 compared to 12.1% at December 31, 1998. The increase in equity in 1999 was primarily due to net income of $13.5 million and a private placement of common stock in December, 1999 that raised $6.0 million, partially offset by the decrease in the value of available for sale securities, net of tax, of $2.8 million.

LOANS HELD FOR SALE

     Loans held for sale decreased 75.9% to 2.1 million at December 31, 1999, from $8.9 million at December 31, 1998. These are residential first mortgage loans, and this decrease follows a reduction in originations of this type of loans as a result of the higher interest rate environment in late 1999.

SECURITIES

     CIB Marine seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assists CIB Marine in meeting various regulatory requirements and is consistent with its interest rate risk policies. CIB Marine manages the maturity structure of the investment portfolio to provide a stream of cash flows to complement the interest rate risk management of CIB Marine and to promote the long-term after-tax earnings of CIB Marine.

     The carrying value and tax equivalent yield of CIB Marine's securities are set forth in the following table.

                                                 AT DECEMBER 31, 1999    AT DECEMBER 31, 1998    AT DECEMBER 31, 1997
                                                 ---------------------   ---------------------   ---------------------
                                                             YIELD TO                YIELD TO                YIELD TO
                                                  AMOUNT     MATURITY     AMOUNT     MATURITY     AMOUNT     MATURITY
                                                  ------     --------     ------     --------     ------     --------
                                                                        (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & agencies.....................  $ 73,940       6.10%    $ 62,731       5.85%    $ 72,662      6.14%
Obligations of states and political
  subdivisions.................................    57,679       7.04       26,445       7.37       18,587      7.51
Other notes and bonds..........................       450       7.11          450       7.10          450      8.00
Mortgage backed securities.....................    14,821       6.97       12,113       6.56       14,890      6.71
                                                 --------      -----     --------      -----     --------      ----
    Total Securities Held to Maturity..........   146,890       6.56      101,739       6.34      106,589      6.43
                                                 --------      -----     --------      -----     --------      ----
AVAILABLE FOR SALE
U.S. Government & agencies.....................   190,585       5.83       86,533       5.48       44,143      6.01
Obligations of states and political
  subdivisions.................................     3,735      10.49        3,572      11.17        1,618      8.54
Other notes and bonds..........................     2,107       6.80        2,264       6.07          654      7.22
Mortgage backed securities.....................    18,821       6.04       17,831       5.95        4,978      5.91
Federal Home Loan Bank stock...................     4,482       6.50        3,057       6.63        2,574      6.81
Other equities.................................        37        N/A           37        N/A           23       N/A
                                                 --------      -----     --------      -----     --------      ----
    Securities Available for Sale Before SFAS
      115 Adjustment...........................   219,767       5.95      113,294       5.77       53,990      6.13
                                                 --------      -----     --------      -----     --------      ----
    TOTAL SECURITIES BEFORE SFAS 115
      ADJUSTMENT...............................   366,657       6.20%     215,033       6.04%     160,579      6.33%
                                                               =====                   =====                   ====
SFAS 115 Available For Sale Market Value
  Adjustment...................................    (3,307)                  1,251                     357
                                                 --------                --------                --------
    TOTAL SECURITIES...........................  $363,350                $216,284                $160,936
                                                 ========                ========                ========

     Total securities outstanding at December 31, 1999 were $363.4 million, an increase of 68.0%, as compared to $216.3 million at December 31, 1998. Total securities also increased 34.4% in 1998, from $160.9 million at December 31, 1997. The increases in the securities portfolio were directly related to CIB Marine's growth during these periods. Because CIB Marine's securities portfolio is one of its sources of liquidity, CIB Marine has increased the size of its portfolio as total assets have increased. The ratio of total securities to total assets was 19.9%, 18.2% and 19.9% at December 31, 1999, 1998 and 1997,
respectively.

     The mix of securities in CIB Marine's portfolio has remained relatively constant during the past three years. Ignoring SFAS No. 115 market value adjustments, at December 31, 1999, 72.8% of the portfolio consisted of U.S. Treasury and Government and Agency securities as compared to 69.0% at December 31, 1998 and 72.6% at December 31, 1997. Mortgage backed securities represented 9.3%, 13.8% and 12.3% for 1999, 1998 and 1997, respectively. Obligations of states and political subdivisions of states accounted for most of the remaining balance of the portfolio, and represented 16.9% of the portfolio at December 31, 1999, 13.9% at December 31, 1998, and 12.6% at December 31, 1997, ignoring SFAS
115. Most of those obligations were general obligations of states or political subdivisions of states in which the CIB Marine's subsidiaries are located.

     CIB Marine has classified certain of its securities as held to maturity and certain of its securities as available for sale. Securities classified as held to maturity are those that CIB Marine has both the positive intent and ability to hold to maturity, and are reported at amortized cost. Securities classified as available for sale are those CIB Marine has not classified as held to maturity or as trading securities. CIB Marine has not maintained any securities for trading purposes. CIB Marine may sell securities classified as available for sale if it believes the sale is necessary for liquidity, asset/liability management or other reasons. Securities available for sale are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of accumulated other comprehensive income in equity.

     At December 31, 1999, $216.5 million, or 59.6%, of the securities portfolio was classified as available for sale and $146.9 million, or 40.4%, of the portfolio as held to maturity. These ratios were 53.0% and 47.0% at December 31, 1998 and 33.8% and 66.2% at December 31, 1997, respectively. Securities available for sale increased $101.9 million, or 89.0%, during 1999, while securities held to maturity increased $45.2 million, or 44.4%. The classification of securities as available for sale and held to maturity is based on a number of factors, including CIB Marine's current and projected liquidity position and current and projected loan to deposit ratio. The increase in the percentage of securities classified as available for sale in both 1999 and 1998 reflects CIB Marine's decision, based on such factors, to make a larger percentage of its securities portfolio available to meet CIB Marine's liquidity needs, if necessary, and to allow CIB Marine the opportunity to react to changes in market interest rates and changes in the yield relationship between alternative investments.

     The following table presents the maturities and weighted average tax equivalent yields of securities as of December 31, 1999.

SECURITIES MATURITY SCHEDULE

                                  1 YEAR AND LESS        1 TO 5 YEARS         5 TO 10 YEARS
                                 ------------------   -------------------   ------------------
                                           YIELD TO              YIELD TO             YIELD TO
                                 BALANCE   MATURITY   BALANCE    MATURITY   BALANCE   MATURITY
                                 -------   --------   -------    --------   -------   --------
                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government & Agencies.....  $25,023     6.00%    $165,562     5.81%    $    --       --%
Obligations of states and
  political subdivisions.......       --       --           57     8.50       3,678    10.52
Other notes and bonds..........       --       --        1,757     6.81         350     6.73
Mortgage backed securities.....      890     5.85        3,127     5.81       3,784     5.83
Federal Home Loan Bank stock...       --       --           --       --       4,482     6.50
Other equities.................       --       --           --       --          --       --
                                 -------     ----     --------     ----     -------    -----
  Total Available For Sale.....   25,913     5.99      170,503     5.81      12,294     7.50
                                 -------     ----     --------     ----     -------    -----
HELD TO MATURITY
U.S. Government & Agencies.....   13,775     6.18       57,173     6.07       2,992     6.32
Obligations of states and
  political subdivisions.......   18,906     6.45       17,073     7.19      17,478     7.46
Other Notes and Bonds..........       --       --          450     7.11          --       --
Mortgage backed securities.....       --       --          878     6.84       3,001     6.61
                                 -------     ----     --------     ----     -------    -----
  Total Held To Maturity.......   32,681     6.34       75,574     6.34      23,471     7.21
                                 -------     ----     --------     ----     -------    -----
  Total Securities Before SFAS
    115 Adjustment.............  $58,594     6.19%    $246,077     5.98%    $35,765     7.31%
                                 =======     ====     ========     ====     =======    =====
AVAILABLE FOR SALE MARKET VALUE
  ADJUSTMENT (SFAS 115)........
  TOTAL SECURITIES.............

                                   OVER 10 YEARS          GRAND TOTAL
                                 ------------------   -------------------
                                           YIELD TO              YIELD TO
                                 BALANCE   MATURITY   BALANCE    MATURITY
                                 -------   --------   -------    --------
                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government & Agencies.....  $    --      --%     $190,585     5.83%
Obligations of states and
  political subdivisions.......       --      --         3,735    10.49
Other notes and bonds..........       --      --         2,107     6.80
Mortgage backed securities.....   11,020    6.19        18,821     6.04
Federal Home Loan Bank stock...       --      --         4,482     6.50
Other equities.................       37    N/A             37    N/A
                                 -------     ---      --------    -----
  Total Available For Sale.....   11,057    6.19       219,767     5.95
                                 -------     ---      --------    -----
HELD TO MATURITY
U.S. Government & Agencies.....       --      --        73,940     6.10
Obligations of states and
  political subdivisions.......    4,222    7.35        57,679     7.04
Other Notes and Bonds..........       --      --           450     7.11
Mortgage backed securities.....   10,942    7.08        14,821     6.97
                                 -------     ---      --------    -----
  Total Held To Maturity.......   15,164    7.16       146,890     6.56
                                 -------     ---      --------    -----
  Total Securities Before SFAS
    115 Adjustment.............  $26,221    6.74%      366,657     6.20%
                                 =======     ===                  =====
AVAILABLE FOR SALE MARKET VALUE
  ADJUSTMENT (SFAS 115)........                         (3,307)
                                                      --------
  TOTAL SECURITIES.............                       $363,350
                                                      ========

LOANS

     GENERAL. CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, and various types of consumer loans. CIB Marine's underwriting standards, as contained within CIB Marine's loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows and the secondary source should be the liquidation and disposition of collateral.

     Loans, net of the allowance for loan loss, were $1.4 billion at December 31, 1999, an increase of $467.0 million, or 51.6%, from $905.1 million at December 31, 1998 and represented 75.2% and 76.3% of CIB Marine's total assets at December 31, 1999 and December 31, 1998, respectively. All of the increase was in the areas of commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 94.6% of gross loans at December 31, 1999 and 89.3% of gross loans at December 31, 1998. These increases in loans are consistent with CIB Marine's strategy to focus on establishing banking relationships with small to medium-sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                                                                   AS OF DECEMBER 31,
                       ----------------------------------------------------------------------------------------------
                                     1999               1998               1997               1996               1995
                       ------------------   ----------------   ----------------   ----------------   ----------------
                                                           (DOLLARS IN THOUSANDS)
Commercial and
  industrial.........  $  454,438    32.7%  $273,331    29.8%  $197,462    32.1%  $148,433    36.4%  $107,895    41.5%
Agricultural.........       5,973     0.4      8,283     0.9      9,558     1.5      7,499     1.8      5,772     2.2
Real estate 1-4
  family.............      50,292     3.6     52,348     5.7     59,217     9.6     41,826    10.3     32,252    12.4
  Commercial.........     646,484    46.5    428,252    46.7    263,450    42.8    161,363    39.6     78,198    30.1
  Construction.......     214,251    15.4    117,703    12.9     52,791     8.6     27,953     6.9     16,264     6.3
Consumer.............      13,152     0.9     17,652     1.9     17,097     2.8     12,821     3.1     10,972     4.2
Credit card loans....       1,436     0.1      1,454     0.2      1,592     0.3      1,187     0.3        702     0.3
Other................       5,486     0.4     17,929     1.9     13,593     2.3      6,287     1.6      7,779     3.0
                       ----------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Gross Loans..........   1,391,512   100.0%   916,952   100.0%   614,760   100.0%   407,369   100.0%   259,834   100.0%
                                    =====              =====              =====              =====              =====
Deferred Loan
  Fees(1)............      (3,681)            (1,241)              (430)               (18)                --
Allowance for loan
  loss...............     (15,813)           (10,657)            (6,692)            (4,058)            (2,458)
                       ----------           --------           --------           --------           --------
Net loans............  $1,372,018           $905,054           $607,638           $403,293           $257,376
                       ==========           ========           ========           ========           ========

---------------

(1) The Company did not adopt the provisions of Statement of Financial Accounting Standards No. 91 until 1996

     COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans, which represented 46.5% of CIB Marine's gross loans at December 31, 1999, totaled $646.5 million at that date, an increase of $218.2 million, or 51.0%, over the prior year end. Commercial real estate loans also increased $164.8 million, or 62.6%, from 1997 to 1998. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouse, and other commercial properties for which CIB Marine holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees. Commercial real estate loans are made at both fixed and variable interest rates with terms generally ranging from one to five years. CIB Marine's underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

     COMMERCIAL LOANS. Commercial loans, which represented 32.7% of CIB Marine's gross loans at December 31, 1999, totaled $454.4 million at that date, an increase of $181.1 million, or 66.3% over the prior year-end. Commercial loans also increased $75.9 million, or 38.4%, from 1997 to 1998. CIB Marine's commercial loans consist of loans to small and medium-sized businesses and individuals in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets and may be supported by other credit enhancements, such as personal and corporate guarantees. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of these loans have floating interest rates.

     REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans, which represented 15.4% of CIB Marine's gross loans at December 31, 1999, totaled $214.3 million at that date, an increase of $96.5 million, or 82.0% over the prior year end. Real estate construction loans also increased $64.9 million, or 123.0%, from 1997 to 1998. Real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, other commercial real estate projects and one-to-four family residences. Before approving a construction loan, CIB Marine generally requires that permanent financing for the project be approved by CIB Marine or a nonaffiliated third party lender. These loans are generally secured by the real estate on which the project is being constructed, and CIB Marine's underwriting, standards generally require that the principal amount of the loan be no more than 80% of the project's appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements such as personal and corporate guarantees. Generally, site inspections are required before a draw on the loan. Real estate construction loans are made at both fixed and variable rates and generally are for a term of 12 to 18 months.

     ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LOANS. One-to-four family residential mortgage loans, which represented 3.6% of CIB Marine's gross loans at December 31, 1999, totaled $50.3 million at that date, a decrease of $2.1 million, or 3.9% from December 31, 1998. CIB Marine makes one-to-four family residential mortgage loans which generally conform to Fannie Mae, FHLMC and other secondary market underwriting guidelines, primarily for sale in the secondary market, and, to a lesser extent, for its own portfolio. CIB Marine retains mortgage loans that meet its underwriting standards but do not conform to the secondary market underwriting guidelines when it believes that retaining the loan will enhance a customer relationship. Residential mortgage loans that are sold into the secondary market are generally sold with servicing rights released. Residential mortgage loans held in CIB Marine's portfolio are made with both floating and fixed interest rates and terms of one to 30 years.

     OTHER LOANS. CIB Marine also offers a variety of other types of loans, including consumer loans, agricultural loans and other types of commercial loans. Consumer loans include automobile loans, credit cards and other types of consumer debt.

     LOAN MATURITIES. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 1999. Maturities are based upon contractual terms of the underlying loans.

                                                      LOAN MATURITIES AT DECEMBER 31, 1999
                                                   -------------------------------------------
                                                    1 YEAR     1 TO 5     OVER 5
                                                   AND LESS    YEARS      YEARS       TOTAL
                                                   --------    ------     ------      -----
                                                             (DOLLARS IN THOUSANDS)
Commercial and industrial........................  $247,735   $175,834   $ 30,869   $  454,438
Agricultural.....................................     3,589      2,384         --        5,973
Real estate
  1-4 family.....................................     9,600     22,669     18,023       50,292
  Commercial.....................................   170,797    406,828     68,859      646,484
  Construction...................................   125,485     84,741      4,025      214,251
Consumer and Credit Cards........................     4,791      9,009        788       14,588
Other............................................       604      4,032        850        5,486
                                                   --------   --------   --------   ----------
                                                   $562,601   $705,497   $123,414   $1,391,512
                                                   ========   ========   ========   ==========
SENSITIVITY TO CHANGES IN INTEREST RATES
Fixed rates......................................  $102,873   $379,064   $ 55,847   $  537,784
Variable rates...................................   459,728    326,433     67,567      853,728
                                                   --------   --------   --------   ----------
Total Gross loans................................  $562,601   $705,497   $123,414   $1,391,512
                                                   ========   ========   ========   ==========

CREDIT CONCENTRATION

     Credit risk, the risk that one or more borrowers will not be able to repay some or all of their obligations to CIB Marine, is inherent in CIB Marine's business. Concentrations of credit occur when the aggregate amount of direct, indirect and/or contingent obligations to one borrower, a related group of borrowers or borrowers within or dependent upon a related industry or group represent a relatively large percentage of credit extended by CIB Marine. Although each loan in a concentration may be of sound quality, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated in one borrower are, to a large degree, dependent upon the financial capability and character of the individual borrower. Loans to a related group of borrowers are susceptible to a domino effect if financial problems are experienced by one or a few members of the group. Concentrations within or dependent upon an industry are subject to the additional risk factors of external economic conditions and market acceptance, which might equally affect all borrowers in the industry.

     Pursuant to CIB Marine's loan policy, generally a concentration of credit is deemed to exist when the total credit relationship exceeds 25% of the capital of CIB Marine. At December 31, 1999, CIB Marine had four borrowing relationships with individual borrowers or related groups of borrowers that exceeded 25% of its capital. The total outstanding lending commitment associated with these four borrowing relationships, including lines of credit which may not have been fully drawn as of December 31, 1999, was approximately $156.9 million. The aggregate principal amount actually drawn and outstanding at December 31, 1999, with respect to these borrowing relationships was approximately $109.4 million, or 7.9% of CIB Marine's gross loans outstanding, and 67.8% of CIB Marine's stockholders' equity balance as of that date. CIB Marine's largest commitment at December 31, 1999 was approximately $56.9 million, of which approximately $49.3 million was outstanding as of that date.

     In July 1999, one of CIB Marine's largest borrowers, who is also a stockholder of CIB Marine, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock comprising a large part of this borrower's net worth. The decline in the value of this security has caused liquidity problems for this borrower with respect to its current obligations to CIB Marine and to other lenders. As of December 31, 1999, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $47.3 million. The aggregate principal amount actually drawn and outstanding at December 31, 1999, with respect to this borrowing relationship, was approximately $33.4 million and all such loans were current with respect to the payment of principal and interest. In addition, this borrowing relationship was adequately collateralized pursuant to CIB Marine's loan policy.

     Since July 1999, CIB Marine has closely monitored this borrowing relationship, including the collateral margins and cash flows. This borrower has worked with CIB Marine to provide CIB Marine with additional collateral for these borrowings and updated financial information so that CIB Marine can continue to evaluate the credit risk of this relationship. In order to assess this borrower's liquidity needs, CIB Marine also evaluated and continues to monitor, the borrower's obligations to other lenders and their collateral positions. In November 1999, two of these lenders filed lawsuits to recover amounts due to them. On February 10, 2000, one of the lawsuits was dismissed. This borrower is also engaging in a voluntary and orderly disposition of certain of its assets to satisfy various obligations to CIB Marine and other lenders and to strengthen its liquidity position.

     In working with this borrower to address its liquidity problems, management determined that it was in the best interests of CIB Marine to provide this borrower with additional cash to help it meet its current obligations both to CIB Marine and to other lenders. On September 9, 1999, CIB Marine purchased from this borrower limited partnership interests in three private investment funds. CIB Marine paid $2.4 million for these limited partnership interests, of which, $1.0 million was used by the borrower to repay a loan from CIB Marine that was previously secured by an interest in one of these limited partnerships, $1.3 million was invested in a certificate of deposit at CIB Marine which was pledged to CIB Marine as additional collateral and $0.1 million was paid to another lender. The certificate of deposit was reduced by $0.5 million during the fourth quarter of 1999 to reflect an adjustment to the purchase price. A description of this investment and the purchase price adjustment is included below under "Other Assets".

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

     At December 31, 1999, CIB Marine also had total borrowings within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $589.9 million, or 42.4% of gross loans and 365.6% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $128.6 million, or 9.2% of gross loans and 79.7% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $72.8 million, or 5.2% of gross loans outstanding and 45.1% of stockholders' equity.

     The loans and lines of credit described in this section are generally collateralized by commercial or multi-family real estate, other business collateral and/or personal property. Management has no reason to believe that each loan within these concentrations represent any greater risk of loss than CIB Marine's other loans that are similarly collateralized and underwritten.

CREDIT PROCEDURES AND REVIEW

     In order to manage credit risk and the growth of the loan portfolio, CIB Marine has developed, implemented and periodically updates various policies and procedures, including a comprehensive loan policy and the appointment of loan committees. The loan policy establishes underwriting standards, a loan approval process, loan officer lending limits, loan pricing guidelines, a credit rating system, delinquency monitoring procedures, credit collection procedures and a comprehensive loan review system. The loan underwriting approval and review processes are designed to protect asset quality by assuring that credit requests are independently reviewed on at least two different levels, and to promote uniform lending standards among CIB Marine's subsidiary banks.

     LOAN UNDERWRITING. The underwriting standards contained within CIB Marine's loan policy address aspects of the lending function including an analysis of a borrower's ability to repay, collateral requirements, loan-to-value ratios, appraisals and personal guarantees. Those underwriting standards are based on the assumption that the principal source of repayment should be the regular operating cash flows of the borrower and the secondary source should be the liquidation and disposition of collateral. The extent to which collateral is required for a loan is determined by the loan policy and management's assessment of the creditworthiness of the borrower. The amount and type of collateral required varies, but may include real estate, marketable securities, deposits held in financial institutions, accounts receivable, equipment and inventory. CIB Marine may also require personal and corporate guarantees when deemed necessary. Collateral values are monitored on a regular basis to ensure that they are maintained at an adequate level. CIB Marine obtains and updates appraisals on collateral when management believes they are necessary and as required by applicable laws or regulations.

     LOAN APPROVAL. The approval process for a loan depends upon the size of the prospective borrowing relationship. Depending on size, new loans and modifications or renewals of existing loans are generally approved by the individual lending officer, approved or ratified by the bank's applicable small or large loan committee, or approved by CIB Marine's President and CEO and/or the Head of the Credit Administration Department, each of whom has the authority to approve loans under certain circumstances, such as loans requiring expedited treatment.

     Generally, each bank's small loan committee is comprised of various officers of that bank and of CIB Marine and each bank's large loan committee is comprised of various officers and directors of that bank and of CIB Marine.

     LOAN REVIEW. CIB Marine's Credit Administration Department is responsible for CIB Marine's loan review function, which includes assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards, promptly identifying loans with potential credit exposure, handling loan collections and determining the adequacy of the allowance for loan loss. Loan reviews are conducted on a regular basis, as determined by the loan policy. In general, all loans of $1.0 million or greater and 70% of loans between $0.2 million and $1.0 million are reviewed on an annual basis, or more frequently when management believes additional reviews are necessary. Loans with identified weaknesses are monitored on an on-going basis by bank and CIB Marine management, the bank's Board of Directors, and the Senior Credit Review

Committee, which is comprised of the CIB Marine's President and CEO, its head of the Credit Administration Department, the General Counsel and other credit administration officers.

     In addition, the Credit Administration Department performs extensive loan review analysis of both CIB Marine's largest borrowing relationships, as well as borrowers operating in industries where CIB Marine has a credit concentration. These analyses are completed annually, or more frequently if warranted. The analyses include a comprehensive assessment of collateral and debt service ability including loans of those borrowers at both CIB Marine and other creditors, as well as an evaluation of geographic, industry or other credit risks. CIB Marine's management believes that the concentration of credit risks are being adequately managed on a company-wide basis.

PROVISION FOR LOAN LOSS AND THE ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an allowance for loan loss. The Company maintains an allowance for loan loss to absorb an estimate of probable losses inherent in the loan and lease portfolio. The provision for loan loss was $6.1 million in 1999, $4.7 million in 1998, and $4.0 million in 1997. A significant portion of the increase in the provision for each year was the result of the growth in the loan portfolio. CIB Marine increases the allowance by the amount of the provision for loan loss as well as recoveries of previously charged-off loans, and decreases the allowance by the amount of loan, charge-offs. The methodology for assessing the adequacy of the allowance consists of several key elements, which include estimates for general, specific and unallocated reserves.

     The general reserves are calculated by applying a general loss ratio to outstanding loans and leases. The general loss ratios vary by loan type and the internal credit risk grade. Changes in internal credit risk grades and the general loss ratios affect the amount of the general reserves. General loss ratios are based on historical loss experience of CIB Marine and the industry. These ratios may be adjusted for significant factors that, in CIB Marine's judgment, affect the collectibility of the portfolio as of the evaluation date, including general changes in the loan and lease portfolio and in economic conditions.

     Specific reserves are estimated losses in loans that have been identified as impaired within the meaning of SFAS No. 114 Accounting by Creditors for Impairment of a Loan and SFAS No. 118 Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. The sum of the general and the specific reserves represent an estimate of the loan and lease losses inherent in the portfolio at any given point in time.

     The unallocated reserves represent that portion of the reported allowance that has not been allocated through the general or specific reserves. The unallocated reserves are a variable component of the allowance. This variability is based on various factors, including economic and regulatory conditions, credit underwriting practices, collateral values, and industry and borrower concentrations. The unallocated reserves are reviewed periodically to determine whether they are at a level that CIB Marine believes are adequate, yet not excessive.

     The following table presents the allocation of the allowance for loan loss.

                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                  1999      1998      1997      1996     1995
                                                  ----      ----      ----      ----     ----
                                                            (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD.................  $10,657   $ 6,692   $ 4,058   $2,458   $1,539
Loans charged-off
Commercial and Agricultural....................     (672)     (149)   (1,661)    (392)     (75)
Real estate
  1-4 family...................................      (48)       (9)       --       --       --
  Commercial...................................     (143)     (398)      (56)     (60)      --
  Construction.................................      (36)      (30)       --       --       --
Consumer.......................................     (162)     (167)      (47)     (13)      --
Credit card....................................       (8)      (18)      (73)      --       --
Other..........................................      (21)     (157)       --       --       --
                                                 -------   -------   -------   ------   ------
TOTAL CHARGED-OFF..............................   (1,090)     (928)   (1,837)    (465)     (75)
                                                 -------   -------   -------   ------   ------
RECOVERIES OF LOANS CHARGED-OFF
Commercial and Agricultural....................       53       134       325       20       13
Real estate
  1-4 family...................................        9        11        --       --       --
  Commercial...................................       --         4         1       --       --
  Construction.................................       46        --        --       --       --
Consumer.......................................       26         8         4        1        4
Credit card....................................        2         1         2       --       --
Other..........................................       --         2        --       --       --
                                                 -------   -------   -------   ------   ------
TOTAL RECOVERIES...............................      136       160       332       21       17
                                                 -------   -------   -------   ------   ------
NET LOANS CHARGED OFF..........................     (954)     (768)   (1,505)    (444)     (58)
Allowance acquired.............................       --        --       147       --       --
Provision for loan loss........................    6,110     4,733     3,992    2,044      977
                                                 -------   -------   -------   ------   ------
BALANCE AT END OF PERIOD.......................  $15,813   $10,657   $ 6,692   $4,058   $2,458
                                                 =======   =======   =======   ======   ======

     Increases in the provision and the allowance were primarily related to the increase in average loans outstanding between the periods. Total charge-offs for 1999 were $1.1 million as compared to $0.9 million in 1998 and $1.8 million 1997. Total recoveries for 1999 were $0.1 million, resulting in net charge-offs of $1.0 million. In 1998 and 1997, total recoveries were $0.1 million and $0.3 million, respectively, resulting in net charge-offs of $0.8 million in 1998 and $1.5 million in 1997. The majority of net charge-offs occurred in the commercial real estate and commercial business loan portfolios, and represented 74.8%, 58.9%, and 93.5% of total charge-offs for 1999, 1998, and 1997 respectively.

     Approximately $1.1 million, or 60%, of the charge-offs in 1997 were due to the lending activities of two lending officers who are no longer with CIB Marine. Of this amount $0.6 million was attributable to a single borrower. The remaining charge-offs in 1997 represent the amount of charge-offs CIB Marine would have reasonably expected, based on its loan volume at that time.

     As a result of CIB Marine's growth and the increased charge-offs in 1997, CIB Marine modified its lending oversight procedures and implemented a more comprehensive loan review function during 1997 and 1998. This restructured loan review policy, which CIB Marine monitors and refines when necessary, currently involves:

     - a more detailed and comprehensive analysis for calculating the adequacy of the allowance;

     - a more aggressive approach regarding the early identification and resolution of problem loans;

     - revisions to the loan policy, including a revised credit grading system;

     - an increase in the scope of loans reviewed; and

     - the expansion of the Credit Administration Department's level of authority and responsibility to include credit analysis, loan documentation and loan operations in addition to loan review.

In order to implement these changes effectively, CIB Marine increased the staffing level of the Credit Administration Department.

     The following table sets forth CIB Marine's allocation of the allowance for loan loss by types of loans as of the dates indicated.

                                                             AT DECEMBER 31,
                           ------------------------------------------------------------------------------------
                                    1999                     1998                     1997              1996
                           ----------------------   ----------------------   ----------------------   ---------
                                       % OF LOANS               % OF LOANS               % OF LOANS
                           ALLOWANCE    IN EACH     ALLOWANCE    IN EACH     ALLOWANCE    IN EACH     ALLOWANCE
                            AMOUNT      CATEGORY     AMOUNT      CATEGORY     AMOUNT      CATEGORY     AMOUNT
                           ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                          (DOLLARS IN THOUSANDS)
BALANCE AT END OF PERIOD
 APPLICABLE TO
 Commercial and
   Agricultural..........   $ 5,856       33.0%      $ 4,299       30.7%      $2,836        33.7%      $1,452
 Real Estate:
   1-4 Family............       432        3.6           381        5.7          529         9.6          447
   Commercial real
     estate..............     4,602       46.5         3,513       46.7        2,099        42.9        1,611
   Construction..........     1,186       15.4           603       12.8          494         8.6          228
 Consumer and Credit
   Cards.................       183        1.1           226        2.1          229         3.0          114
 Other...................        15        0.4           119        2.0           79         2.2           51
 Unallocated.............     3,539         --         1,516         --          426          --          155
                            -------      -----       -------      -----       ------       -----       ------
Total Reserves...........   $15,813      100.0%      $10,657      100.0%      $6,692       100.0%      $4,058
                            =======      =====       =======      =====       ======       =====       ======

                                     AT DECEMBER 31,
                           -----------------------------------
                              1996               1995
                           ----------   ----------------------
                           % OF LOANS               % OF LOANS
                            IN EACH     ALLOWANCE    IN EACH
                            CATEGORY     AMOUNT      CATEGORY
                           ----------   ---------   ----------
                                 (DOLLARS IN THOUSANDS)
BALANCE AT END OF PERIOD
 APPLICABLE TO
 Commercial and
   Agricultural..........     38.3%      $  909        43.7%
 Real Estate:
   1-4 Family............     10.3          258        12.4
   Commercial real
     estate..............     39.6          626        30.1
   Construction..........      6.9          130         6.3
 Consumer and Credit
   Cards.................      3.4           93         4.5
 Other...................      1.5           62         3.0
 Unallocated.............       --          380          --
                             -----       ------       -----
Total Reserves...........    100.0%      $2,458       100.0%
                             =====       ======       =====

     The Credit Administration Department performs a comprehensive analysis of the allowance on a quarterly basis. CIB Marine monitors and maintains the allowance at a level that it considers to be adequate to provide for the inherent risk of loss in the loan portfolio. Because the allowance is based upon estimates of probable losses inherent in the loan and lease portfolio, the amount actually incurred for these losses can vary significantly from the estimated amount. Although CIB Marine's analysis includes several features that are intended to reduce the differences between estimated and actual losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions will not be required in the future. In addition, CIB Marine's determination as to the adequacy of the allowance is subject to review by the applicable federal and state banking agencies, as part of their examination process, which could result in an additional provision to the allowance upon completion of their periodic examinations.

NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan documentation. A loan is classified as restructured when the interest rate is reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

                                                           AS OF DECEMBER 31,
                                         ------------------------------------------------------
                                            1999        1998       1997       1996       1995
                                            ----        ----       ----       ----       ----
                                                         (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
Commercial and Agricultural............  $    1,298   $    718   $  1,264   $  2,027   $     90
REAL ESTATE
  1-4 family...........................         566        110        335        252        808
  Commercial...........................         798      2,213        210        115         --
  Construction.........................         180        281         --         --         --
Consumer...............................         161         75         32          1         --
Credit card............................          --         --         --         --         --
Other..................................          --        611         --         --         --
                                         ----------   --------   --------   --------   --------
          Total nonaccrual loans.......       3,003      4,008      1,841      2,395        898
                                         ----------   --------   --------   --------   --------
Foreclosed property....................       1,099         --        281        114         55
Restructured loans.....................         268         --         --         --         --
                                         ----------   --------   --------   --------   --------
          Total nonperforming assets...  $    4,370   $  4,008   $  2,122   $  2,509   $    953
                                         ==========   ========   ========   ========   ========
LOANS 90 DAYS OR MORE PAST DUE AND
  STILL ACCRUING
Commercial and Agricultural............  $    1,079   $  3,440   $  1,203   $    895   $    650
Real estate
  1-4 family...........................         126        250         19        195         72
  Commercial...........................       1,421        787         34        300        672
  Construction.........................         850        992         --          2         --
Consumer...............................          16         87         93         --         12
Credit card............................           9         25         --          3         10
Other..................................          13          3         --         34         --
                                         ----------   --------   --------   --------   --------
          Total 90 days or more past
            due and still accruing.....  $    3,514   $  5,584   $  1,349   $  1,429   $  1,416
                                         ==========   ========   ========   ========   ========
Allowance for loan loss................  $   15,813   $ 10,657   $  6,692   $  4,058   $  2,458
Loans at end of period, including held
  for sale.............................   1,389,979    924,611    616,228    408,024    259,834
Average loans, including held for
  sale.................................   1,106,742    746,319    492,847    324,600    197,145
RATIOS
Ratio of allowance to loans............        1.14%      1.15%      1.09%      0.99%      0.95%
Ratio of net loans charged-off to
  average loans........................        0.09       0.10       0.31       0.14       0.03
Ratio of recoveries to loans
  charged-off..........................       12.48      17.24      18.07       4.52      22.67
Nonaccrual loans as a percent of
  loans................................        0.22       0.43       0.30       0.59       0.35
Nonperforming assets as a percent of
  total assets.........................        0.24       0.34       0.26       0.46       0.27
Foreclosed properties as a percent of
  loans................................        0.08         --       0.05       0.03       0.02
Allowance as a percent of nonaccrual
  loans................................      526.57     265.89     363.50     169.44     273.72
Allowance as a percent of non
  performing assets....................      361.85     265.89     315.36     161.74     257.92
Nonaccrual loans and 90+ days past due
  loans as a percent of loans..........        0.47       1.04       0.52       0.94       0.89
Nonaccrual loans and 90+ days past due
  loans as a percent of total assets...        0.36       0.81       0.40       0.69       0.65
Nonperforming assets and 90+ days past
  due loans as a percent of total
  assets...............................        0.43       0.81       0.43       0.72       0.67
Allowance as a percent of nonperforming
  assets and 90+ days past due loans...      200.57     111.10     192.80     103.05     103.76

     Total nonaccrual loans at December 31, 1999 decreased $1.0 million, or 25.1%, to $3.0 million from $4.0 million at December 31, 1998. Total nonaccrual loans of $4.0 million at December 31, 1998 represented an increase of $2.2 million, or 117.7%, from $1.8 million at December 31, 1997. The ratio of nonaccrual loans to total loans was 0.22%, 0.43% and 0.30% at December 31, 1999, 1998 and 1997, respectively.

     The interest income on the nonaccrual loans that would have been recorded in 1999 if the loans had been current in accordance with their original terms and had been outstanding throughout 1999, or since origination if originated during 1999, was $0.3 million. The amount of interest income on these loans included in income in 1999 was $0.1 million. The interest income on the nonaccrual loans that would have been recorded in 1998 if the loans had been current in accordance with their original terms and had been outstanding throughout 1998, or since origination if originated during 1998, was $0.7 million. The amount of interest income on these loans included in income in 1998 was $0.3 million.

     The foreclosed property of $1.1 million at December 31, 1999 represents one property acquired after the default of a $1.6 million commercial real estate loan. The loan was secured by the property and by the personal guarantee of one of the principals. The $1.1 million represents the orderly liquidation value of the property. The loan carrying value was written down by $0.3 million in 1998 and $0.2 million upon foreclosure in 1999. Both of these write-downs were charged against the allowance for loan loss. CIB Marine did not have any foreclosed property at December 31, 1998 or 1997.

     Loans 90 days or more past due and still accruing are delinquent loans with respect to the payment of principal and/or interest from which management still believes all contractual principal and interest amounts due will be collected. CIB Marine had $3.5 million in loans that were at least 90 days past due and still accruing at December 31, 1999 and $5.9 million at December 31, 1998. Accrued interest on loans 90 days past due or more and still accruing as of December 31, 1999 was $0.02 million.

     At December 31, 1999, $3.2 million, or 91.7% of loans 90 days or more past due and still accruing, consisted of the following two lending relationships:

        (1) Commercial real estate and commercial loans to an entity with an outstanding balance of $1.9 million and which were six months past due as of December 31, 1999. Interest payments were current on the commercial real estate loans totaling $1.2 million and interest payments were less than 60 days past due on the commercial loan totaling $0.7 million at December 31, 1999. In February 2000, the borrower filed a bankruptcy petition and the loans were placed on nonaccrual. CIB Marine believes it will collect all principal and interest on these loans as a result of its collateral position.

        (2) Commercial real estate and commercial loans to a related group of borrowers with an aggregate outstanding balance of $1.3 million as of December 31, 1999. Interest payments were current with respect to these loans as of December 31, 1999. These loans were renewed in January 2000 as a result of CIB Marine's belief of an improved collateral position.

     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 0.43% at December 31, 1999, as compared to 0.81% and 0.43% at December 31, 1998 and 1997, respectively. See "Subsequent Events" for further details on recent developments regarding Nonperforming loans and loans 90 days or more past due and still accruing.

OTHER ASSETS

     Other assets increased 128.6% to $4.3 million at December 31, 1999, from $1.9 million at December 31, 1998. The majority of the increase was the result of a $2.3 million investment in three limited partnerships.

     On September 9, 1999, CIB Marine purchased, at the holding company level, limited partnership interests in three private investment funds from one of its largest borrowers, who is also a stockholder of CIB Marine. CIB Marine engaged in this transaction primarily to provide this borrower with cash to meet its current obligations to CIB Marine. Additional information about this borrower and its loans from CIB Marine are discussed in Loans -- Credit Concentration."

     CIB Marine originally paid $2.4 million for the limited partnership interests based on the value of the underlying portfolio securities held by the private investment funds as of June 30, 1999. Pursuant to the terms of the purchase agreement, the price was to be adjusted to reflect the value of the investments as of September 30, 1999. During the fourth quarter, CIB Marine received from the borrower a $0.5 million purchase price adjustment. These funds are currently invested in both public and private equity securities. Two of the funds are focused on the environmental and waste-related industries and the other fund is focused on the health care, pharmaceutical, media and communication industries. Under the capital call provisions of one of the limited partnerships, CIB Marine contributed an additional $0.4 million on September 10, 1999. CIB Marine may also be required to invest up to an additional $2.4 million over the next 3 1/2 years pursuant to further capital calls.

     There is currently no public market for the limited partnership interests in these private investment funds, and it's unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine's portfolio. In order to reduce the risk in this investment, CIB Marine has negotiated a put option to require the borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interests as of the date that the put option is exercised or the amount originally paid by CIB Marine to the borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the borrower to perform as discussed above in "Credit Concentration." CIB Marine believes that this investment will provide an adequate return, however it cannot provide assurances that this return will be adequate or there will not be future losses with respect to the limited partnership interests.

     FUNDING STRATEGY. CIB Marine seeks to meet its short and long-term funding needs by increasing core deposits, which are the primary funding source of its subsidiary banks. CIB Marine considers all categories of deposits other than Eurodollar, brokered and negotiable time deposits as core deposits. Management seeks to increase core deposits by developing banking relationships with its commercial borrowers and other persons in the communities where banking offices are located. In addition, CIB Marine also seeks to increase its core deposits through other activities such as marketing, hiring personnel experienced in deposit gathering activities, establishing de novo branches and purchasing existing branches.

     CIB Marine also makes use of noncore deposit funding sources in a manner consistent with its liquidity, funding and interest rate risk policies. Noncore deposit funding sources are used to meet short-term funding needs and/or when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term funding sources utilized by CIB Marine include federal funds purchased, sales of marketable loans, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank of Chicago, and short-term brokered and negotiable time deposits. CIB Marine has also established borrowing lines with the Federal Reserve Bank of Chicago and with an unaffiliated bank. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits, and long-term borrowings from the Federal Home Loan Bank of Chicago.

     DEPOSITS. CIB Marine has experienced significant growth in deposits. Average total deposits increased 52.5% to $1.3 billion in 1999, compared to $827.7 million in 1998. Average deposits increased 39.6% in 1998 from $593.0 million in 1997. The ratio of average deposits to average earning assets was 89.6% in 1999, 87.1% in 1998, and 91.2% in 1997.

     The following table sets forth the average amount of and average rate paid on deposit categories.

                                          DECEMBER 31, 1999                  DECEMBER 31, 1998
                                  ---------------------------------   --------------------------------
                                   AVERAGE     % OF TOTAL   AVERAGE    AVERAGE    % OF TOTAL   AVERAGE
                                   BALANCE      DEPOSITS     RATE      BALANCE     DEPOSITS     RATE
                                   -------     ----------   -------    -------    ----------   -------
                                                         (DOLLARS IN THOUSANDS)
Interest-bearing demand.........  $   39,820       3.15%     2.52%    $ 31,550        3.81%     2.72%
Money market....................     132,596      10.51      4.69       62,746        7.58      4.58
Other savings...................      33,751       2.68      3.20       27,865        3.37      2.81
Time deposits of 100,000 or
  more..........................     310,302      24.58      5.28      169,216       20.44      5.58
Time deposits...................     660,254      52.31      5.27      473,684       57.23      5.67
                                  ----------     ------      ----     --------      ------      ----
Total Interest Bearing
  Deposits......................   1,176,723      93.23      5.06      765,061       92.43      5.34
                                  ----------     ------      ----     --------      ------      ----
Noninterest bearing.............      85,468       6.77        --       62,644        7.57        --
                                  ----------     ------      ----     --------      ------      ----
Total Deposits..................  $1,262,191     100.00%     4.71%    $827,705      100.00%     4.93%
                                  ==========     ======      ====     ========      ======      ====

                                         DECEMBER 31, 1997
                                  --------------------------------
                                   AVERAGE    % OF TOTAL   AVERAGE
                                   BALANCE     DEPOSITS     RATE
                                   -------    ----------   -------
                                       (DOLLARS IN THOUSANDS)
Interest-bearing demand.........  $ 27,503        4.64%     2.32%
Money market....................    38,091        6.42      4.17
Other savings...................    16,914        2.85      3.80
Time deposits of 100,000 or
  more..........................   106,214       17.91      5.39
Time deposits...................   361,329       60.94      5.85
                                  --------      ------      ----
Total Interest Bearing
  Deposits......................   550,051       92.76      5.41
                                  --------      ------      ----
Noninterest bearing.............    42,901        7.24        --
                                  --------      ------      ----
Total Deposits..................  $592,952      100.00%     5.02%
                                  ========      ======      ====

     Average interest bearing deposits as a percentage of average total deposits were 93.2% in 1999, 92.4% in 1998, and 92.8% in 1997. Time deposits represent the largest component of interest bearing deposit liabilities. The percentage of average time deposits to average total interest bearing deposits was 82.5% in 1999, 84.0% in 1998, and 85.0% in 1997. These percentages reflect CIB Marine's significant reliance on time deposits as a source of funding. The level of other types of deposits also increased in 1999. Average noninterest bearing demand deposits increased $22.8 million, or 36.4%, in 1999, as compared to 1998, and average money market accounts increased $69.9 million, or 111.3%, during this period. In total, average deposits other than time deposits increased $106.8 million or 57.8%, during 1999, as compared to 1998.

     Branch acquisitions net of sales resulted in $131.8 million in net deposit additions in 1999, including $41.8 million in savings deposits. Total time deposits of $100,000 or more were $415.9 million, or 35.4% of total time deposits at December 31, 1999.

     Brokered time deposits, including time deposits of $100,000 or over, were $80.7 million, or 5.3% of total deposits, at December 31, 1999 and $58.7 million, or 5.8% of total deposits, at December 31, 1998. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits.

     The following table below provides information on the maturity distribution of time deposits of $100,000 and over at December 31, 1999:

                                                                BALANCES AT
                                                                DECEMBER 31,
                                                                    1999
                                                                ------------
                                                               (IN THOUSANDS)
MATURITY
3 months or less............................................      $192,858
Over 3 through 6 months.....................................        83,039
Over 6 through 12 months....................................        78,484
Over 12 months..............................................        61,469
                                                                  --------
                                                                  $415,850
                                                                  ========

BORROWINGS

     CIB Marine also uses other types of borrowings to meet liquidity needs and to fund asset growth. These borrowings include:

     - federal funds purchased from correspondent banks;

     - securities sold under agreements to repurchase;

     - Federal Home Loan Bank advances;

     - loans from other commercial banks

     - treasury, tax and loan note; and

     - Federal Reserve discount window.

     The following table sets forth information regarding selected categories of borrowings.

                                                             AS OF DECEMBER 31,
                                        -------------------------------------------------------------
                                               1999                  1998                 1997
                                        -------------------   ------------------   ------------------
                                        BALANCE    AVG RATE   BALANCE   AVG RATE   BALANCE   AVG RATE
                                        -------    --------   -------   --------   -------   --------
                                                           (DOLLARS IN THOUSANDS)
Federal funds purchased...............  $ 29,575     5.21%    $   100     4.50%    $10,350     7.00%
Securities sold under repurchase
  agreements..........................    27,129     5.49       2,872     4.94       2,536     5.98
Treasury, tax and loan note...........       405     4.01         283     4.32         284     3.25
Federal Home Loan Bank -- short
  term................................    26,400     5.16          --       --          --       --
Other borrowings -- short term........    29,710     8.48          --       --       3,000     6.01
                                        --------     ----     -------     ----     -------     ----
     Total short term borrowings......   113,219     6.12       3,255     4.87      16,170     6.59
Federal Home Loan Bank -- long term...     9,750     4.98      20,000     5.01       2,150     5.97
                                        --------     ----     -------     ----     -------     ----
     Total borrowings.................  $122,969     6.03%    $23,255     4.99%    $18,320     6.52%
                                        ========     ====     =======     ====     =======     ====

     Total borrowings were $123.0 million, $23.3 million and $18.3 million at December 31, 1999, 1998 and 1997, respectively, representing 7.0%, 2.0% and 2.3% of earning assets. Fed Funds purchased accounted for $29.5 million, or 24.1% of total borrowings at December 31, 1999, as compared to $0.1 million, or 0.4% of total borrowings at December 31, 1998 and $10.4 million, or 56.5% of total borrowings at December 31, 1997. Repurchase agreements accounted for $27.1 million, or 22.1% of total borrowings at December 31, 1999, as compared to $2.9 million, or 12.3% of total borrowings at December 31, 1998, and $2.5 million, or 13.8% of total borrowings at December 31, 1997. Federal Home Loan Bank advances accounted for $36.2, or 29.4% of total borrowings at December 31, 1999, as compared to $20.0 million, or 86.0% of total borrowings at December 31, 1998, and $5.2 million, or 28.1%, at December 31, 1997. CIB Marine increased its utilization of these borrowings during 1999 in order to meet its short-term funding needs or when the terms on these products were more favorable than other types of funding. See "Subsequent Events" for further details regarding changes in borrowings since December 31, 1999.

     CIB Marine currently has a $30.0 million revolving line of credit with an unaffiliated commercial bank. At December 31, 1999, there was an outstanding balance on this line of credit in the amount of $29.7 million. There were no outstanding revolving line of credit balances at December 31, 1998 and 1997. Substantially all of the 1999 borrowings were used to acquire branch facilities and support loan growth.

LIQUIDITY

     The objective of liquidity management is to ensure that CIB Marine has adequate funds available to fund various commitments, including loan demand, deposit withdrawals and other obligations and opportunities, in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits and, to a lesser extent, from other borrowings as discussed under "Borrowings." Additional funding is provided by the maturation and repayment of loans and securities. Additional sources of liquidity include cash and cash equivalents, federal funds, loans held for sale and the sale of securities.

     The following discussion should be read in conjunction with the statements of cash flows for 1999, 1998 and 1997 contained in CIB Marine's December 31, 1999 consolidated financial statements contained in Item 8 of this Form 10-K.

     Net cash provided by operating activities was $24.1 million, $8.0 million and $7.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net cash provided by operating activities was primarily due to higher net income over the three year period.

     Net cash used in investing activities was $514.7 million, $361.5 million and $233.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in cash used for investing activities was primarily due to the net increase in loans which was $484.9 million in 1999, $302.7 million in 1998 and $186.6 million in 1997, and accounted for 94.2%, 83.7%, and 79.8% of net cash used for investing activities for each of the respective years. Securities purchases represented the second largest amount of cash used in investing activities for each period. Securities purchases, net of sales and maturities, were $151.9 million $54.3 million and $37.4 million, accounting for 29.5%, 15.0% and 16.0%, respectively, of net cash used for investing activities in the three years ended December 31, 1999, 1998 and 1997. In 1999 the purchase of branch assets and deposits caused a net reduction in net cash used in investing activities of $124.4 million.

     Net cash provided by financing activities was $492.7 million, $365.9 million and $219.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Deposits, which include demand, money market and savings accounts, as well as time deposits, represented the largest source of net cash provided by financing activities and accounted for 78.4%, 89.7% and 84.8% for each of the respective years. Deposits, ignoring the effects of branch acquisitions and sales, increased by $386.1 million in 1999, $328.2 million in 1998 and $186.3 million in 1997.

     CIB Marine was able to meet its liquidity needs in 1999 and expects to meet these needs in 2000.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at December 31, 1999, 1998 and 1997 are contained in the following table. The capital levels of CIB Marine and the subsidiary banks were in excess of the required regulatory minimum at the dates indicated. CIB Marine intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit the banks to meet the credit needs of medium-sized commercial borrowers. The risk-based capital ratios of CIB Marine and its subsidiary banks are included in Note 11 to CIB Marine's December 31, 1999 consolidated financial statements contained in Item 8 of this Form 10-K.

                                                                     AT DECEMBER 31,
                                                            ----------------------------------
                                                               1999         1998        1997
                                                               ----         ----        ----
                                                                  (DOLLARS IN THOUSANDS)
RISK WEIGHTED ASSETS......................................  $1,618,852   $1,028,322   $669,975
                                                            ==========   ==========   ========
AVERAGE ASSETS(1).........................................  $1,667,517   $1,110,753   $786,470
                                                            ==========   ==========   ========
CAPITAL COMPONENTS
  Stockholders' equity....................................  $  161,335   $  144,096   $100,732
  Less: disallowed intangibles............................     (14,171)      (3,727)    (3,340)
  Add/less: Unrealized loss/(gain) on securities..........       2,034         (775)      (221)
                                                            ----------   ----------   --------
TIER 1 CAPITAL............................................  $  149,198   $  139,594   $ 97,171
  Allowable allowance for loan loss.......................      15,813       10,657      6,692
                                                            ----------   ----------   --------
TOTAL RISK BASED CAPITAL..................................  $  165,011   $  150,251   $103,863
                                                            ==========   ==========   ========

                                                              DECEMBER 31, 1999
                                           --------------------------------------------------------
                                                                FOR CAPITAL       PROMPT CORRECTIVE
                                               ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                                           ---------------   ------------------   -----------------
                                           AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT    RATIO
                                           ------    -----    ------     -----     ------    -----
Total Capital (to RWA)...................  165,011   10.19%  129,508      8.00%   161,885    10.00%
Tier 1 Capital...........................  149,198    9.22%   64,754      4.00%    97,131     6.00%
Tier 1 Leverage (To avg. assets).........  149,198    8.95%   66,701      4.00%    83,376     5.00%

-------------------------

(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     CIB Marine's primary source of capital has been the retention of net income and the issuance of additional common stock. The issuance of common stock, through private placement offerings, provided $6.0 million, $32.6 million, and $36.4 million in additional capital in 1999, 1998, and 1997, respectively. Retained earnings were the second largest source of additional capital for CIB Marine, and provided $13.5 million, $8.7 million, and $5.3 million of additional capital in 1999, 1998, and 1997, respectively. See "Subsequent Events" for further information regarding capital activity since December 31, 1999.

SUBSEQUENT EVENTS

     CHARTER CONVERSION. On February 3, 2000, Marine Bank and Savings completed its conversion to a Wisconsin chartered commercial bank known as Marine Bank, and changed its main bank location from its Cedarburg facility to its Wauwatosa facility.

     LONG-TERM BORROWINGS AND SWAPS. On February 25, 2000 CIB Marine borrowed $25.0 million by assuming a Federal Home Loan Bank of Chicago advance due June 20, 2008 with a net cost of 7.05%. CIB Marine also entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a similar $25.0 million notional value and maturing on the same date, whereby CIB Marine pays a variable rate of interest at the 1 month London Interbank Offered Rate ("LIBOR") and earns a fixed rate of interest at 7.08%. The effect of the swap transaction is to reduce CIB Marine's interest rate risk by converting the fixed rate to a variable rate. The borrowings will fund long term variable rate assets (e.g. LIBOR based loans).

     NONACCRUAL LOANS AND LOANS 90 DAYS OR MORE PAST DUE LOANS. On February 29, 2000 nonaccrual loans and loans 90 days or more past due and still accruing were $8.1 million and $0.8 million, respectively. This represents a $5.1 million increase in nonaccrual loans and a $2.7 million decrease in loans 90 days or more past due and still accruing from December 31, 1999. These changes were primarily the result of (1) loans with outstanding balances of approximately $2.0 million which, as of December 31, 1999, were over 90 days and still accruing and were in nonaccrual status on February 29, 2000, and (2) a $3.7 million borrowing relationship being placed on nonaccrual after December 31, 1999.

     The $3.7 million borrowing relationship classified as nonaccrual included commercial real estate loans to an entity with outstanding balances of $2.9 million and real estate and equipment loans totaling $0.8 million. All of these loans were over 60 days past due as of December 31, 1999. The borrowers have not yet become profitable or generated positive cash flows as anticipated. Prior to December 31, 1999, the entity's losses were funded by equity contributions by the principals. As of February 29, 2000 the loans were over 90 days past due and the principals refused to make further equity contributions. In March of 2000, CIB Marine increased the loan balance by $0.3 million in order to cure other borrower defaults relating to the collateral and charged off $0.2 million of this loan.

     Total nonperforming loans and loans 90 days or more past due and still accruing were $10.1 million as of February 29, 2000, $7.9 million as of December 31, 1999, and $9.6 million as of December 31, 1998.

     TRUST PREFERRED SECURITIES ISSUED. On March 23, 2000, CIB Marine issued $10.0 million in trust preferred securities. The securities pay dividends semi-annually on March 8 and September 8 of each year at a rate of 10.875%. The securities mature in 2030 and may be called in 2010 through 2020 at a premium, and thereafter at par. These securities qualify as Tier 1 equity capital for all regulatory and risk-based capital ratios. CIB Marine used the net proceeds of $9.7 million to reduce its debt at a non-affiliated commercial bank.

YEAR 2000

     CIB Marine depends upon information technology in substantially all aspects of its ongoing operations and addressing Year 2000 concerns to protect CIB Marine from risks associated with it were of the highest importance. Because the nature of the Year 2000 problem was such that there could be no complete assurance that it would be successfully resolved, a risk mitigation program was implemented, including a business resumption plan. The date change from 1999 to 2000 resulted in no known Year 2000 related issues that had a material effect on the operations, liquidity or financial position of CIB Marine. CIB Marine is not aware of any significant problems experienced by its customers regarding Year 2000 issues which resulted in financial deficiencies that could result in a customer's inability to repay their loans. Nevertheless, CIB Marine will continue to monitor its customers and suppliers, and other critical dates throughout the year.

     The expense of CIB Marine's Year 2000 project was approximately $0.1 million. These expenses were for system upgrades, testing and validation, and dedicated personnel costs. The use of outside consultants was limited to a validation study of CIB Marine's core banking system testing methodology.

IMPACT OF INFLATION AND CHANGING PRICES

     CIB Marine's consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of CIB Marine's operations. Unlike most industrial companies, nearly all of CIB Marine's assets and liabilities are monetary in nature. As a result, interest rates, and changes therein, have a greater impact on CIB Marine's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CIB Marine's primary market risk exposure is interest rate risk. CIB Marine's net interest income is vulnerable to changes in U.S. interest rates. Other market risks, such as commodity price risk, foreign currency exchange rate risk, and equity price risk do not arise in the normal course of CIB Marine's business. CIB Marine does not engage in securities trading activities.

     CIB Marine's Board of Directors has overall responsibility for it's interest rate risk management policies. CIB Marine sets policy limits for interest rate risk to be assumed in the normal course of business. CIB Marine's policy is to maximize earnings while maintaining a high quality balance sheet and controlling interest rate and other market risks. CIB Marine utilizes gap analysis and simulation of earnings measurement techniques to help manage its interest rate risk. CIB Marine's Asset/Liability Management Committee monitors interest rate risk measurements for compliance with policy limits on at least a quarterly basis.

     If the derived interest rate risk measurements fall outside of the policy limits, then management may implement various strategies which CIB Marine believes would reduce the interest rate risk. CIB Marine strives to use the most effective instrument for implementing its interest rate risk management policy, considering the costs, liquidity and capital requirements of the various alternatives. Implementation instruments include:

     - purchases and sales of loans;

     - purchases and sales of investment securities;

     - purchases and sales of federal funds;

     - marketing of deposit accounts;

     - purchases or sales of securities under an agreement to resell or repurchase;

     - borrowing funds; and

     - altering the terms and pricing of the products and services offered.

     CIB Marine's gap analysis as of December 31, 1999 is set forth in the following table. The table illustrates CIB Marine's interest rate sensitive assets and liabilities and fluctuations in these assets and liabilities within selected time intervals. In this analysis the repricing interest rate sensitivity position is balanced when an equal amount of interest earning assets and interest bearing liabilities reprice during a given time interval. When the interest-earning assets and interest-bearing liabilities in a given time period do not equally reprice an interest sensitivity gap occurs. A positive, or asset-sensitive, gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative, or liability-sensitive, gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.

                               0-3         4-6        7-12        2-5      OVER 5
                              MONTHS     MONTHS      MONTHS      YEARS      YEARS      TOTAL
                              ------     ------      ------      -----     ------      -----
                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
Interest-earning assets:
  Loans....................  $784,003   $  44,490   $  92,871   $423,430   $45,185   $1,389,979
  Securities...............    12,860      18,863      36,531    245,747    49,349      363,350
  Federal funds sold.......     2,157          --          --         --        --        2,157
                             --------   ---------   ---------   --------   -------   ----------
TOTAL INTEREST-EARNING
  ASSETS...................   799,020      63,353     129,402    669,177    94,534    1,755,486
                             --------   ---------   ---------   --------   -------   ----------
Interest-bearing
  liabilities:
  Time deposits............   469,152     216,775     285,419    203,906       122    1,175,374
  Savings and
     interest-bearing
     demand deposits.......   254,440          --          --         --        --      254,440
  Short-term borrowings....   101,164      10,000       2,055         --        --      113,219
  Long-term borrowings.....        --          --          --         --     9,750        9,750
                             --------   ---------   ---------   --------   -------   ----------
TOTAL INTEREST-BEARING
  LIABILITIES..............  $824,756   $ 226,775   $ 287,474   $203,906   $ 9,872   $1,552,783
                             --------   ---------   ---------   --------   -------   ----------
Interest sensitivity GAP
  (by period)..............   (25,736)   (163,422)   (158,072)   465,271    84,662      202,703
Interest sensitivity GAP
  (cumulative).............   (25,736)   (189,158)   (347,230)   118,041   202,703      202,703
Cumulative Gap as a % of
  Total Assets.............     -1.41%     -10.37%     -19.03%      6.47%    11.11%

     Financial instruments are shown to reprice at the earlier of their maturity date or their next contractual reprice date (e.g., a variable rate loan's next rate reset date). In the gap analysis, nonmaturing interest-earning assets and interest-bearing liabilities are shown to reprice immediately, and the collateralized mortgage obligations and the real estate mortgage investment conduits included in the investment securities are shown to reprice in those periods in which they are expected to be repaid.

     The preceding table indicates that CIB Marine has a liability sensitive gap at one year and an asset-sensitive gap in time periods exceeding one year. With a liability sensitive gap, a decrease in interest rates will generally have a positive effect on net interest income, and an increase in interest rates will generally have a negative affect on net interest income. With an asset sensitive gap, an increase in interest rates will generally have a positive effect on the net interest income, and a decrease in interest rates will generally have a negative affect on net interest income.

     While this gap analysis is a widely used measure of interest rate risk and may be used as an indication of interest margin direction, it does not fully reflect the effects of interest rate risks other than repricing risk, such as option, basis and yield curve risks. For these reasons, CIB Marine also performs interest rate sensitivity analyses using pretax earnings simulation measurement techniques that express the potential gain or loss of net interest income from the financial instruments of CIB Marine as a percentage of the potential net interest income from those financial instruments. CIB Marine derives results for one or more selected hypothetical changes in interest rates over a selected period of time, usually one year.

     The following illustrates the expected percentage change in net interest income over a one year period due to an immediate change in short term U.S. prime rates of interest as of December 31, 1999 and 1998.

                                                                   BASIS POINT CHANGES
                                                           -----------------------------------
                                                           +200      +100      -100      -200
                                                           ----      ----      ----      ----
DECEMBER 31, 1999:
Net interest income change over one year.................  (3.53)%   (1.77)%    1.54%     2.01%
DECEMBER 31, 1998:
Net interest income change over one year.................   1.48%     0.88%    (1.95)%   (4.03)%

     The preceding table illustrates, based upon the assumptions used in the model, that net interest income of CIB Marine could change by approximately (3.53)%, (1.77)%, 1.54% and 2.01% if interest rates were to change by +200, +100, -100 and -200 basis points, respectively. This reveals a liability sensitive rate risk position for the one year horizon. A year ago this position was asset sensitive. This change is primarily the result of an increase in liabilities which reprice within one year in order to match the interest rate risk characteristics in CIB Marine's growing variable rate loan portfolio and an increase in fixed rate loans repricing in more than one year. CIB Marine monitors the model on an ongoing basis to ensure that the assumptions most accurately reflect the current conditions. During 1999 the assumptions regarding the basis risk of nonmaturing deposits, and in particular for money market accounts, were updated to more accurately reflect the repricing relationship between these accounts and changes in short term U.S. prime interest rates. Without this update, the results for December 31, 1999, would have been (1.14)%, (0.57)%, 0.24% and (0.38)% with +200, +100, -100, and -200 basis point changes.

     The on-balance sheet financial instruments included in the gap and simulation models include loans, investment securities, federal funds sold, time deposits, saving deposits, interest-bearing demand deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowings. Some of the options accounted for in the simulation analysis include call options in U.S. Government Sponsored Enterprise issued investment securities and embedded call options in U.S. Government Sponsored Enterprise issued Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits.

     Some of the features of the financial instruments included in the model that are not reflected fully in the quantitative market risk disclosure information include: 1) repayment plans and embedded call options in loans; 2) call options in municipal bonds and U.S. Government Sponsored Enterprise issued structured notes; 3) early redemption and put options in time deposits and other borrowings; and 4) interest rate caps, ceilings and floors in certain variable rate loans and investment securities.

     The following assumptions were used in the simulation measurement technique:

     - the balance sheet size was assumed to remain constant over the one-year simulation horizon;

     - all maturing assets and liabilities were invested or deposited into identical items with the same maturity; and

     - the interest rates were assumed to change by the same number of basis points regardless of term or type of interest rate, except that the timing, magnitude and direction of the change of interest rates paid on non-maturing savings and interest-bearing demand deposits were assumed to change in a way similar to that experienced in the past, which is less than perfectly correlated with the other interest rate changes.

The simulations of earnings do not incorporate any management actions that might moderate the negative consequences of certain interest rate changes. Therefore, they may not reflect actual results but provide conservative estimates of interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CIB Marine Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            KPMG LLP

Chicago, Illinois
February 11, 2000, except as to note 18, which is as of March 23, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CIB Marine Bancshares, Inc.

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of CIB Marine Bancshares, Inc. and subsidiaries (the "Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CIB Marine Bancshares, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

     We have also audited, in accordance with generally accepted auditing standards, the Company's consolidated balance sheet as of December 31, 1997, and we expressed an unqualified opinion on that financial statement.

                                            STRIEGEL KNOBLOCH & COMPANY LLC

Bloomington, Illinois
February 23, 1998

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                                 ----         ----
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   21,941   $   14,980
  Federal Funds Sold........................................       2,157        7,100
                                                              ----------   ----------
          Total Cash and Cash Equivalents...................      24,098       22,080
                                                              ----------   ----------
Loans Held for Sale.........................................       2,148        8,900
Securities:
  Available for Sale, at fair value.........................     216,460      114,545
  Held to Maturity (approximate fair value of $145,122 and
     $103,540, respectively)................................     146,890      101,739
                                                              ----------   ----------
          Total Securities..................................     363,350      216,284
                                                              ----------   ----------
Loans.......................................................   1,387,831      915,711
  Less: Allowance for Loan Loss.............................     (15,813)     (10,657)
                                                              ----------   ----------
Net Loans...................................................   1,372,018      905,054
                                                              ----------   ----------
Premises and Equipment, net.................................      21,499       15,561
Accrued Interest Receivable.................................      13,141        8,839
Deferred Income Taxes.......................................       9,018        4,198
Goodwill and Core Deposit Intangibles, net..................      14,171        3,727
Foreclosed Properties.......................................       1,099           --
Other Assets................................................       4,298        1,880
                                                              ----------   ----------
          Total Assets......................................  $1,824,840   $1,186,523
                                                              ==========   ==========
LIABILITIES
Deposits:
  Noninterest-bearing Demand................................  $   98,642   $   80,280
  Interest-bearing Demand...................................      45,107       40,036
  Savings...................................................     209,333      110,055
  Time......................................................   1,175,374      780,662
                                                              ----------   ----------
          Total Deposits....................................   1,528,456    1,011,033
                                                              ----------   ----------
Short-term Borrowings.......................................     113,219        3,254
Accrued Interest Payable....................................       8,228        4,925
Accrued Income Taxes........................................         824          921
Other Liabilities...........................................       3,028        2,294
Long-term Borrowings........................................       9,750       20,000
                                                              ----------   ----------
          Total Liabilities.................................   1,663,505    1,042,427
                                                              ----------   ----------
STOCKHOLDERS' EQUITY
Common Stock, $1 par value; 50,000,000 Shares Authorized,
  109,795 and 107,153 Issued and Outstanding,
  respectively..............................................         110          107
Capital Surplus.............................................     126,891      120,381
Retained Earnings...........................................      36,368       22,833
Accumulated Other Comprehensive (Loss) Income...............      (2,034)         775
                                                              ----------   ----------
          Total Stockholders' Equity........................     161,335      144,096
                                                              ----------   ----------
          Total Liabilities and Stockholders' Equity........  $1,824,840   $1,186,523
                                                              ==========   ==========

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                                ----        ----        ----
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans.......................................................  $ 98,759    $ 68,070    $ 46,942
Loans Held For Sale.........................................       258         479         124
Securities:
  Taxable...................................................    14,539       9,725       7,519
  Tax-exempt................................................     1,808       1,359         908
  Dividends.................................................       248         194         180
Federal Funds Sold..........................................       546         701         573
                                                              --------    --------    --------
          Total Interest and Dividend Income................   116,158      80,528      56,246
                                                              --------    --------    --------
INTEREST EXPENSE
Deposits....................................................    59,508      40,833      29,746
Short-term Borrowings.......................................     1,507         407         180
Long-term Borrowings........................................       793         958         535
                                                              --------    --------    --------
          Total Interest Expense............................    61,808      42,198      30,461
                                                              --------    --------    --------
Net Interest Income.........................................    54,350      38,330      25,785
Provision for Loan Loss.....................................     6,110       4,733       3,992
                                                              --------    --------    --------
          Net Interest Income After Provision for Loan
            Loss............................................    48,240      33,597      21,793
                                                              --------    --------    --------
NONINTEREST INCOME
Loan Fees...................................................     2,538       3,302       1,700
Deposit Service Charges.....................................     1,373       1,385         983
Other Service Fees..........................................       400         430         240
Trust.......................................................       550         376         248
Gain on Sale of Branch......................................       805          --          --
Other.......................................................        85         111          90
Securities Gains, net.......................................        --         344         136
                                                              --------    --------    --------
          Total Noninterest Income..........................     5,751       5,948       3,397
                                                              --------    --------    --------
NONINTEREST EXPENSE
Salaries and Employee Benefits..............................    20,433      17,114      10,193
Equipment...................................................     2,071       1,495       1,615
Occupancy and Premises......................................     3,129       2,247       1,328
Professional Services.......................................     1,164         632         585
Advertising/Marketing.......................................       770         682         954
Amortization of Intangibles.................................     1,057         345         270
Other.......................................................     4,415       3,866       2,433
                                                              --------    --------    --------
          Total Noninterest Expense.........................    33,039      26,381      17,378
                                                              --------    --------    --------
Income Before Income Taxes..................................    20,952      13,164       7,812
Income Tax Expense..........................................     7,417       4,510       2,537
                                                              --------    --------    --------
          Net Income........................................  $ 13,535    $  8,654    $  5,275
                                                              ========    ========    ========
EARNINGS PER SHARE
Basic.......................................................  $ 126.20    $  86.15    $  71.62
Diluted.....................................................    124.79       85.41       71.08
Weighted Average Shares -- Basic............................   107,248     100,451      73,658
Weighted Average Shares -- Diluted..........................   108,462     101,315      74,222

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              COMMON STOCK                            ACCUMULATED
                             ---------------                             OTHER
                                        PAR    CAPITAL    RETAINED   COMPREHENSIVE   TREASURY
                             SHARES    VALUE   SURPLUS    EARNINGS   INCOME (LOSS)    STOCK      TOTAL
                             ------    -----   -------    --------   -------------   --------    -----
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31,
  1996.....................   67,399   $ 67    $ 49,332   $ 8,904       $   (71)      $  --     $ 58,232
Comprehensive Income:
Net Income.................                                 5,275                                  5,275
Other Comprehensive Income:
  Unrealized Securities
    Holding Gains Arising
    During the Year........                                                 598                      598
  Reclassification
    Adjustment for Gains
    Included in Net
    Income.................                                                (136)                    (136)
  Income Tax Effect........                                                (170)                    (170)
                                                          -------       -------                 --------
                                                            5,275           292                    5,567
                                                          -------       -------                 --------
Common Stock Issuance......   22,813     23      36,379                                           36,402
Exercise of Stock
  Options..................      523      1         530                                              531
                             -------   ----    --------   -------       -------       -----     --------
BALANCE, DECEMBER 31,
  1997.....................   90,735   $ 91    $ 86,241   $14,179       $   221       $  --     $100,732
                             =======   ====    ========   =======       =======       =====     ========
Comprehensive Income:
Net Income.................                                 8,654                                  8,654
Other Comprehensive Income:
  Unrealized Securities
    Holding Gains Arising
    During the Year........                                               1,239                    1,239
  Reclassification
    Adjustment for Gains
    Included in Net
    Income.................                                                (344)                    (344)
  Income Tax Effect........                                                (341)                    (341)
                                                          -------       -------                 --------
                                                            8,654           554                    9,208
                                                          -------       -------                 --------
Common Stock Issuance......   16,320     16      32,583                                           32,599
Non-Cash Compensation......                       1,459                                            1,459
Exercise of Stock
  Options..................       98                 98                                               98
                             -------   ----    --------   -------       -------       -----     --------
BALANCE, DECEMBER 31,
  1998.....................  107,153   $107    $120,381   $22,833       $   775       $  --     $144,096
                             =======   ====    ========   =======       =======       =====     ========
Comprehensive Income:
Net Income.................                                13,535                                 13,535
Other Comprehensive Income:
  Unrealized Securities
    Holding Losses Arising
    During the Year........                                              (4,558)                  (4,558)
  Income Tax Effect........                                               1,749                    1,749
                                                          -------       -------                 --------
                                                           13,535        (2,809)                  10,726
                                                          -------       -------                 --------
Exercise of Stock
  Options..................      339                522                                              522
Purchase of Treasury
  Stock....................      (84)                                                  (206)        (206)
Sale of Treasury Stock.....       84                  6                                 206          212
Common Stock Issuance......    2,303      3       5,797                                            5,800
Non-Cash Compensation......                         185                                              185
                             -------   ----    --------   -------       -------       -----     --------
BALANCE, DECEMBER 31,
  1999.....................  109,795   $110    $126,891   $36,368       $(2,034)      $  --     $161,335
                             =======   ====    ========   =======       =======       =====     ========

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $  13,535   $   8,654   $   5,275
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization.............................      2,641       2,213       1,596
  Non-Cash Compensation.....................................        185       1,459          --
  Provision for Loan loss...................................      6,110       4,733       3,992
  Originations of Loans Held for Sale.......................   (113,426)   (188,397)    (92,247)
  Proceeds from Sale of Loans Held for Sale.................    120,178     181,395      90,349
  Deferred Tax Benefits.....................................     (3,167)     (1,558)     (1,129)
  Gain on Sale of Branch....................................       (805)         --          --
  Gain on Sale of Other Assets..............................         (4)        (25)         --
  Gain on Sale of Securities................................         --        (344)       (136)
  Increase in Interest Receivable and Other Assets..........     (4,433)     (2,159)     (2,905)
  Increase in Interest Payable and Other Liabilities........      3,243       2,011       2,548
                                                              ---------   ---------   ---------
         Net Cash Provided by Operating Activities..........     24,057       7,982       7,343
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of Securities Available for Sale...............    129,958      26,677      12,748
  Maturities of Securities Held to Maturity.................     54,235      37,422      17,686
  Purchase of Securities Available for Sale.................   (234,328)    (87,545)    (39,405)
  Purchase of Securities Held to Maturity...................    (96,660)    (35,452)    (44,464)
  Proceeds from Sales of Securities Available for Sale......         --      16,236      12,033
  Repayments of Mortgage-Backed Securities Held to
    Maturity................................................      5,289       5,768       4,239
  Repayments of Mortgage-Backed Securities Available for
    Sale....................................................      5,551       2,899         731
  Purchase of Other Equity Securities.......................     (1,426)     (1,632)         --
  Purchase of Mortgage-Backed Securities Available for
    Sale....................................................     (6,488)    (15,835)         --
  Purchase of Mortgage-Backed Securities Held to Maturity...     (8,002)     (2,888)       (983)
  Investment in Limited Partnerships........................     (2,457)         --          --
  Net Increase in Loans.....................................   (484,908)   (302,718)   (186,600)
  Proceeds from Sale of Repossessed Property................         --         874          --
  Proceeds from Sale of Fixed Assets........................          7          24           7
  Proceeds from Sale of Branches............................      3,085          --          --
  Capital Expenditures......................................     (2,982)     (4,545)     (3,799)
  Purchase of Branch Assets and Deposits, net of Goodwill...    124,403        (795)         --
  Bank Acquisition, Net of Cash Acquired....................         --          --      (5,987)
                                                              ---------   ---------   ---------
         Net Cash Used in Investing Activities..............   (514,723)   (361,510)   (233,794)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Deposits......................................    386,072     328,203     186,330
  Proceeds from Long-term Borrowings........................         --      20,000      14,000
  Repayments of Long-term Borrowings........................    (10,250)     (2,150)    (16,169)
  Proceeds from Issuance of Common Stock....................      5,800      32,599      36,168
  Proceeds from Stock Options Exercised.....................        522          98         531
  Purchase/Sale of Treasury Stock...........................          6          --          --
  Net Increase (Decrease) in Short-term Borrowings..........    110,534     (12,916)     (1,072)
                                                              ---------   ---------   ---------
         Net Cash Provided by Financing Activities..........    492,684     365,834     219,788
                                                              ---------   ---------   ---------
Net Increase in Cash and Cash Equivalents...................      2,018      12,306      (6,663)
Cash and Cash Equivalents, Beginning of Period..............     22,080       9,774      16,437
                                                              ---------   ---------   ---------
Cash and Cash Equivalents, End of Period....................  $  24,098   $  22,080   $   9,774
                                                              =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  58,505   $  40,543   $  29,598
  Income Taxes..............................................     10,040       6,278       3,315
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Transfers of Loans to Other Real Estate Owned.............      1,099         579         444

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     CIB Marine Bancshares, Inc. is a bank holding company owning 100% of the common stock of its subsidiaries. References to "CIB Marine" includes CIB Marine's subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to customers who are small and middle-market businesses and the investment in securities. Offices and, generally, customers are located in the Central Illinois, Chicago, Milwaukee, Indianapolis and Omaha markets.

     The accounting and reporting policies of CIB Marine conform to generally accepted accounting principles and prevailing practices within the banking industry.

CONSOLIDATION

     The consolidated financial statements include the accounts of CIB Marine and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. CIB Marine and its subsidiaries utilize the accrual basis of accounting.

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

RECLASSIFICATIONS

     Reclassifications have been made to certain balances as of and for the years ended December 31, 1998 and 1997, to be consistent with classifications adopted for 1999.

CASH FLOWS

     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption "Cash and Due from Banks" and "Federal Funds Sold."

GOODWILL AND OTHER IDENTIFIED INTANGIBLES

     Intangible assets are amortized over the estimated benefit periods which approximates 15 years for goodwill and 8 to 11 years for core deposit intangibles. Goodwill is amortized using the Straight-line method and core deposit intangibles are amortized on a level-yield method. CIB Marine reviews goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adjustments, if any, would be recorded as an expense in the consolidated statement of income in the period in which the asset is determined to be impaired.

PREMISES AND EQUIPMENT

     Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed primarily using the straight-line method. Maintenance and repairs are charged to expense as

                          CIB MARINE BANCSHARES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED incurred, while renewals and betterments are capitalized. Leasehold improvements included in premises and equipment are amortized over the shorter of the useful life or the term of the lease.

FORECLOSED PROPERTIES

     Foreclosed properties includes property acquired primarily through foreclosures. These properties are carried at the lower of cost or current fair value less estimated selling cost. Losses from the acquisition of property in full or partial satisfaction of debt are treated as loan losses. Holding costs, subsequent declines in value and gains or losses on disposition are included in other expenses.

SECURITIES HELD TO MATURITY

     Bonds, notes and certain debt securities which CIB Marine has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Impairments in the value of securities held to maturity which are other than temporary are accounted for as a realized loss.

SECURITIES AVAILABLE FOR SALE

     Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount as a separate component of shareholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Impairments in the value of available for sale securities which are other than temporary are accounted for as a realized loss. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

LOANS HELD FOR SALE

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by a charge to income.

                          CIB MARINE BANCSHARES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
LOANS AND ALLOWANCE FOR LOAN LOSS

     Loans which are held to maturity or the foreseeable future, are stated at the amount of unpaid principal, reduced by net deferred fees or costs to originate and an allowance for loan loss. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

     Management believes that the allowance for loan loss is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine's allowance for loan loss. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     A loan is treated as impaired when, based upon current information and events, it is probable that CIB Marine will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is recognized by creating an allowance for loan loss with a charge to the provision for loan loss for the difference between its carrying value and its fair value. Changes in the net carrying amount of the loan from one reporting period to the next are accounted for as an adjustment to the provision for loan loss. Impaired loans do not include nonperforming homogeneous loans such as 1-4 family real estate loans and consumer loans. Loans, including impaired loans, are placed on nonaccrual status when it is determined that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. Income on impaired and nonaccrual loans is generally recorded when cash is received and management considers it unlikely there will be a loss of principal.

     Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Fees for loans sold and other loan fees are included in loan fee income as realized.

STOCK-BASED COMPENSATION

     CIB Marine applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", companies may elect to recognize stock-based compensation expenses based on the fair value of the awards or continue to account for stock-based compensation under APB No. 25. CIB Marine has elected to continue to apply the provisions of APB No. 25.

     Under APB No. 25, stock based compensation expense includes the excess, if any, of the market price of the stock at grant date or other measurement date, over the exercise price. This expense is recognized over the vesting period of the options. Certain stock options may have an exercise price less than the market price at the measurement date; accordingly, compensation expense associated with those options is included in salaries and employee benefits expense with a corresponding increase in capital surplus.

                          CIB MARINE BANCSHARES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
     CIB Marine follows the practice of recording amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an increase in capital surplus.

BUSINESS SEGMENTS

     On January 1, 1998, CIB Marine adopted SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense. A segment is further defined as a component whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available.

     CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana and Nebraska. These services include commercial and retail lending, deposits and trust services. While CIB Marine's chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of CIB Marine's operations are considered by management to be aggregated in one reportable operating segment.

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

     In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133, which extended the effective date of SFAS 133 by one year to apply to fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any quarter after issuance. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments, and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the entity's election, before January 1, 1998). The adoption of this statement is not expected to have a material effect on CIB Marine's financial position, liquidity or results of operations.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options based upon the treasury stock method.

                          CIB MARINE BANCSHARES, INC.

NOTE 2 -- EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share:

                                                     1999       1998       1997
                                                     ----       ----       ----
Net income.......................................  $ 13,535   $  8,654   $  5,275
                                                   ========   ========   ========
Weighted average shares outstanding:
  Basic..........................................   107,248    100,451     73,658
                                                   ========   ========   ========
  Diluted........................................   108,462    101,315     74,222
                                                   ========   ========   ========
Earnings per share -- Basic......................    126.20   $  86.15   $  71.62
Effect of dilutive stock options outstanding.....     (1.41)     (0.74)      (.54)
                                                   --------   --------   --------
Earning per share -- Diluted.....................  $ 124.79   $  85.41   $  71.08
                                                   ========   ========   ========

NOTE 3 -- BUSINESS COMBINATIONS

     On September 10, 1997, CIB Marine acquired First Ozaukee Capital Corp. and its wholly owned subsidiary, First Ozaukee Savings Bank, a savings bank located in Cedarburg, Wisconsin, now known as Marine Bank, with assets of $37.6 million. This acquisition was accounted for as a purchase, and the results of operations since the acquisition have been included in the consolidated financial statements. The purchase price, including acquisition costs, was $9.6 million. The excess of the acquisition cost over the fair value of net assets acquired in the amount of $1.4 million is being amortized over 8 to 15 years using the straight-line method.

     On July 16, 1998, CIB Marine purchased the equipment of a banking office in Gurnee, Illinois, and assumed $13.3 million in deposits. The net purchase price for equipment and deposit premium was $1.1 million. CIB Marine also assumed the lease for the banking office. The transaction was accounted for as a purchase, and the results of operations since then have been included in the consolidated financial statements. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed in the amount of $0.8 million is being amortized over 15 years using the straight-line method.

     On February 26, 1999, CIB Marine sold a banking office, in Charleston, Illinois along with loans and deposits with net book values of $14.4 million and $12.2 million, respectively. The transaction was accounted for as a sale. The net proceeds were $3.1 million and the gain on the transaction was $0.8 million which is reflected as a component of "noninterest income" in the Consolidated Statements of Income.

     On March 29, 1999, CIB Marine purchased two banking offices, one each in Arlington Heights and Mount Prospect, Illinois, and assumed deposits of $115.8 million. The net purchase price for premises and equipment and deposit premium was $14.5 million. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed was $9.5 million, of which $1.4 million is a core deposit intangible being amortized over the 11 year expected lives of the related deposits based upon a level-yield amortization method. Goodwill of $8.1 million is being amortized for 15 years using the straight-line method.

     On September 24, 1999, CIB Marine purchased a banking office in Zion, Illinois, and assumed deposits of $28.2 million. The net purchase price for premises and equipment and deposit premium was $2.6 million. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed was $2.0 million, of which $1.1 million is core deposit intangible being amortized over the 11 year expected lives of the related deposits based upon a level-yield amortization method. Goodwill of $0.9 million is being amortized for 15 years using the straight-line method.

                          CIB MARINE BANCSHARES, INC.

NOTE 4 -- CASH AND DUE FROM BANKS

     CIB Marine is required to maintain average reserve balances with the Federal Reserve Bank. The required reserve of $4.4 million and $3.0 million at December 31, 1999 and 1998, respectively, were maintained by CIB Marine.

NOTE 5 -- SECURITIES

     The carrying amount of securities and their approximate fair values at December 31 are as follows:

Securities Available for Sale:

                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS        LOSSES      VALUE
                                                        ---------   ----------   ----------    -----
1999
------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies.................................  $190,585      $   13       $3,073     $187,525
Obligations of states and political subdivisions......     3,735         198            4        3,929
Other notes and bonds.................................     2,107          --           20        2,087
Mortgage backed securities............................    18,821          --          421       18,400
Federal Home Loan Bank Stock..........................     4,482          --           --        4,482
Other Equities........................................        37          --           --           37
                                                        --------      ------       ------     --------
                                                        $219,767      $  211       $3,518     $216,460
                                                        ========      ======       ======     ========
1998
------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies.................................  $ 86,533      $  751       $   79     $ 87,205
Obligations of states and political subdivisions......     3,572         563           --        4,135
Other notes and bonds.................................     2,264          --           --        2,264
Mortgage backed securities............................    17,831          28           12       17,847
Federal Home Loan Bank stock..........................     3,094          --           --        3,094
                                                        --------      ------       ------     --------
                                                        $113,294      $1,342       $   91     $114,545
                                                        ========      ======       ======     ========

                          CIB MARINE BANCSHARES, INC.

NOTE 5 -- SECURITIES -- CONTINUED
Securities Held to Maturity:

                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS        LOSSES      VALUE
                                                        ---------   ----------   ----------    -----
1999
------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies.................................  $ 73,940      $   30       $  843     $ 73,127
Obligations of states and political subdivisions......    57,679         157          962       56,874
Other notes and bonds.................................       450          --           --          450
Mortgage backed securities............................    14,821          16          166       14,671
                                                        --------      ------       ------     --------
                                                         146,890         203        1,971      145,122
                                                        ========      ======       ======     ========
1998
------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies.................................  $ 62,731      $  864       $   --     $ 63,595
Obligations of states and political subdivisions......    26,445         858           17       27,286
Other notes and bonds.................................       450          --           --          450
Mortgage backed securities............................    12,113          99            3       12,209
                                                        --------      ------       ------     --------
                                                        $101,739      $1,821       $   20     $103,540
                                                        ========      ======       ======     ========

     Assets, primarily securities, carried at approximately $168.2 million and $60.1 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Approximate fair values of these assets were $167.4 million and $60.9 million, at December 31, 1999 and 1998, respectively.

     The amortized cost and fair value of the securities as of December 31, 1999, by contractual maturity, are shown below. Securities, other than mortgage backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgaged backed securities are not included in the maturity categories in the following maturity schedules.

                                                SECURITIES HELD TO MATURITY     SECURITIES AVAILABLE FOR SALE
                                                ----------------------------    ------------------------------
                                                 AMORTIZED          FAIR          AMORTIZED           FAIR
                                                    COST            VALUE           COST             VALUE
                                                 ---------          -----         ---------          -----
Due in one year or less.......................    $ 32,681        $ 32,696         $ 25,023         $ 24,967
Due after one year through five years.........      74,696          73,852          167,376          164,351
Due after five years through ten years........      20,470          19,880            4,028            4,223
Due after ten years...........................       4,222           4,023               --               --
                                                  --------        --------         --------         --------
                                                   132,069         130,451          196,427          193,541
FHLB Stock & Other Equities...................          --              --            4,519            4,519
Mortgage backed securities....................      14,821          14,671           18,821           18,400
                                                  --------        --------         --------         --------
                                                  $146,890        $145,122         $219,767         $216,460
                                                  ========        ========         ========         ========

     Proceeds from the sale of securities available for sale during 1999, 1998 and 1997, were $0, $16.2 million and $12.0 million, respectively. Net realized gains on sales of securities available for sale were $0, $0.3 million and $0.1 million in 1999, 1998 and 1997, respectively. There were no sales of held to maturity securities in any of these periods.

                          CIB MARINE BANCSHARES, INC.

NOTE 6 -- LOANS AND ALLOWANCE FOR LOAN LOSS

Loans

     The components of loans in the consolidated balance sheets were as follows:

                                                               1999        1998
                                                               ----        ----
Commercial and agricultural...............................  $  460,411   $281,614
Real estate:
  1-4 family..............................................      50,292     52,348
  Commercial real estate..................................     646,484    428,252
  Construction............................................     214,251    117,703
                                                            ----------   --------
                                                               911,027    598,303
Consumer..................................................      13,152     17,652
Credit Cards..............................................       1,436      1,454
Other.....................................................       5,486     17,929
                                                            ----------   --------
Gross Loans...............................................   1,391,512    916,952
Deferred fees, net........................................      (3,681)    (1,241)
Allowance for loan loss...................................     (15,813)   (10,657)
                                                            ----------   --------
Loans, net................................................  $1,372,018   $905,054
                                                            ==========   ========

     Loans on nonaccrual status were $3.0 million and $4.0 million at December 31, 1999 and 1998, respectively. The total recorded investment in impaired loans was $1.9 million and $3.4 million at December 31, 1999 and 1998, respectively. The allowance for loan loss related to these impaired loans was $0.6 million and $0.8 million at December 31, 1999 and 1998, respectively. The average amount of investment in impaired loans during 1999, 1998 and 1997 was $2.9 million, $3.1 million and $2.5 million respectively. The income recorded on these loans in 1999, 1998 and 1997 was $0.05 million, $0.2 million and $0.7 million.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $15.8 million, $15.8 million and $11.8 million as of December 31, 1999, 1998 and 1997, respectively.

Credit Concentrations

     Credit risk, the risk that one or more borrowers will not be able to repay some or all of their obligations to CIB Marine, is inherent in CIB Marine's business. Concentrations of credit occur when the aggregate amount of direct, indirect and/or contingent obligations to one borrower, a related group of borrowers or borrowers within or dependent upon a related industry or group represent a relatively large percentage of credit extended by CIB Marine. Although each loan in a concentration may be of sound quality, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated in one borrower are, to a large degree, dependent upon the financial capability and character of the individual borrower. Loans to a related group of borrowers are susceptible to a domino effect if financial problems are experienced by one or a few members of the group. Concentrations within or dependent upon an industry are subject to the additional risk factors of external economic conditions and market acceptance, which might equally affect all borrowers in the industry.

     Pursuant to CIB Marine's loan policy, generally a concentration of credit is deemed to exist when the total credit relationship exceeds 25% of the capital of CIB Marine. At December 31, 1999, CIB Marine had four borrowing relationships with individual borrowers or related groups of borrowers that exceeded 25% of its capital. The total outstanding lending commitment associated with these four borrowing relationships, including lines of credit which may not have been fully drawn as of December 31, 1999, was approximately

                          CIB MARINE BANCSHARES, INC.

NOTE 6 -- LOANS AND ALLOWANCE FOR LOAN LOSS -- CONTINUED
$156.9 million. The aggregate principal amount actually drawn and outstanding at December 31, 1999, with respect to these borrowing relationships was approximately $109.4 million, or 7.9% of CIB Marine's gross loans outstanding, and 67.8% of CIB Marine's stockholders' equity balance as of that date. CIB Marine's largest commitment at December 31, 1999, was approximately $56.9 million, of which approximately $49.3 million was outstanding as of that date.

     In July 1999, one of CIB Marine's largest borrowers, who is also a stockholder of CIB Marine, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock comprising a large part of this borrower's net worth. The decline in the value of this security has caused liquidity problems for this borrower with respect to its current obligations to CIB Marine and to other lenders. As of December 31, 1999, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $47.3 million. The aggregate principal amount actually drawn and outstanding at December 31, 1999, with respect to this borrowing relationship, was approximately $33.4 million and all such loans were current with respect to the payment of principal and interest. In addition, this borrowing relationship was adequately collateralized under CIB Marine's loan policy.

     In working with this borrower to address its liquidity problems, management determined that it was in the best interests of CIB Marine to provide this borrower with additional cash to help it meet its current obligations both to CIB Marine and to other lenders. On September 9, 1999, CIB Marine purchased from this borrower limited partnership interests in three private investment funds. CIB Marine paid $2.4 million for these limited partnership interests, of which $1.0 million was used by the borrower to repay a loan from CIB Marine that was previously secured by an interest in one of these limited partnerships, $1.3 million was invested in a certificate of deposit at CIB Marine which was pledged to CIB Marine as additional collateral and $0.1 million was paid to another lender. The certificate of deposit was reduced by $0.5 million during the fourth quarter of 1999 to reflect an adjustment to the purchase price.

     At December 31, 1999, CIB Marine also had total borrowings within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $589.9 million, or 42.4% of gross loans and 365.6% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $128.6 million, or 9.2% of gross loans and 79.7% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $72.8 million, or 5.2% of gross loans outstanding and 45.1% of stockholders' equity.

Allowance

     Changes in the allowance for loan loss for the years ended December 31 are as follows:

                                                       1999      1998      1997
                                                       ----      ----      ----
Balance at Beginning of Year........................  $10,657   $ 6,692   $ 4,058
Charge-offs.........................................   (1,090)     (928)   (1,837)
Recoveries..........................................      136       160       332
                                                      -------   -------   -------
  Net...............................................     (954)     (768)   (1,505)
Acquired through purchase...........................       --        --       147
Provision for loan loss.............................    6,110     4,733     3,992
                                                      -------   -------   -------
Balance at End of Year..............................  $15,813   $10,657   $ 6,692
                                                      =======   =======   =======

                          CIB MARINE BANCSHARES, INC.

NOTE 6 -- LOANS AND ALLOWANCE FOR LOAN LOSS -- CONTINUED
     Certain directors of CIB Marine and its subsidiary banks, companies with which they are affiliated, and certain principal officers are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 1999 is as follows:

Balance as of December 31, 1998.............................  $ 28,595
New Loans...................................................    34,438
Repayments..................................................   (22,464)
                                                              --------
Balance as of December 31, 1999.............................  $ 40,569
                                                              ========

NOTE 7 -- PREMISES AND EQUIPMENT, NET

     The major classes of premises and equipment and accumulated depreciation at December 31, are summarized as follows:

                                                               1999      1998
                                                               ----      ----
Land........................................................  $ 4,614   $ 2,763
Building and improvements...................................   12,469     8,710
Furniture and equipment.....................................   12,189     9,915
Construction in progress....................................      258       126
                                                              -------   -------
                                                               29,530    21,514
Less: Accumulated depreciation..............................   (8,031)   (5,953)
                                                              -------   -------
                                                              $21,499   $15,561
                                                              =======   =======

     Depreciation expense totaled $2.1 million, $1.6 million and $1.1 million for 1999, 1998 and 1997, respectively.

     CIB Marine leases certain premises and equipment under noncancellable operating leases which expire at various dates. Such noncancellable operating leases also include options to renew. Following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999:

2000........................................................  $  925
2001........................................................     927
2002........................................................     882
2003........................................................     851
2004........................................................     763
Thereafter..................................................   2,728
                                                              ------
Total.......................................................  $7,076
                                                              ======

     Total rental expense was $0.9 million, $0.6 million, and $0.4 million for 1999, 1998 and 1997, respectively.

NOTE 8 -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 1999 and 1998, was $415.9 million and $222.9 million, respectively. Brokered time deposits were $80.7 million or 5.3% of total deposits at December 31, 1999 and $58.7 million or 5.8% of total deposits at December 31, 1998, respectively.

                          CIB MARINE BANCSHARES, INC.

     At December 31, 1999, the scheduled maturities of time deposits are as follows:

2000........................................................  $  971,451
2001........................................................     180,477
2002........................................................      18,827
2003........................................................       2,249
2004........................................................       2,248
Thereafter..................................................         122
                                                              ----------
Total.......................................................  $1,175,374
                                                              ==========

NOTE 9 -- SHORT-TERM BORROWINGS

                                                                1999      1998
                                                                ----      ----
At December 31..............................................  $113,219   $ 3,254
Average during year.........................................    25,262     8,650
Maximum month-end balance...................................   113,219    13,962
Average rate at year-end....................................      6.12%     4.87%
Average rate during year....................................      5.97%     5.51%

     Federal funds purchased, which totaled $29.6 million at December 31, 1999, generally represent one-day borrowings. Securities sold under repurchase agreements, which totaled $27.1 million at December 31, 1999, represent borrowings maturing within one year that are secured by U.S. Treasury and Government Agencies securities. The fair value of securities pledged was approximately $27.6 million and $4.8 million at December 31, 1999 and 1998, respectively. At December 31, 1999 short-term borrowings included borrowings from the Federal Home Loan Bank of $26.4 million.

     CIB Marine had a treasury, tax and loan note option with the Federal Reserve Bank. The balance in the note option was $0.4 million and $0.3 million at December 31, 1999 and 1998, respectively.

     CIB Marine has a $30.0 million revolving line of credit from an unaffiliated commercial bank. The outstanding balance at December 31, 1999 was $29.7 million and there were no revolving line of credit borrowings outstanding at December 31, 1998. The line of credit matures April 30, 2000, and bears interest at the London Interbank Offered Rate (LIBOR) + 2%. During 1999, the highest month-end balance was $29.7 million and average monthly balance was $8.2 million. The loan is subject to certain restrictive covenants and CIB Marine was in compliance with all such covenants at December 31, 1999.

                          CIB MARINE BANCSHARES, INC.

NOTE 10 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheet at December 31, 1999 and 1998:

DECEMBER 31, 1999   DECEMBER 31, 1998                CALLABLE
-----------------   -----------------   SCHEDULED   QUARTERLY @   ACTUAL EARLY
BALANCE     RATE    BALANCE     RATE    MATURITY     PAR AFTER     CALL DATE
-------     ----    -------     ----    ---------   -----------   ------------
 $   --       --    $ 3,000    5.59%     8/02/99           --            --
     --       --      2,000    5.02%     2/20/03      2/20/99       8/20/99
     --       --      3,250    4.70%     1/16/08      1/16/99       7/16/99
  3,250    4.95%      3,250    4.95%     1/16/08      1/16/01            --
  2,500    4.95%      2,500    4.95%     1/16/08      1/16/01            --
  2,000    4.95%      2,000    4.95%     1/16/08      1/16/01            --
     --       --      2,000    4.75%     1/16/08      1/20/99       7/20/99
  2,000    5.09%      2,000    5.09%     2/20/08      2/20/01            --
 ------    -----    -------    -----
 $9,750    4.98%    $20,000    5.01%
 ======    =====    =======    =====

     CIB Marine is required to maintain qualifying collateral as security for the notes. The debt to collateral ratio cannot exceed 60.0%. CIB Marine had eligible collateral of $50.4 million and $46.4 million at December 31, 1999 and 1998, respectively. As of December 31, 1999 this collateral consisted of securities with a fair market value of $26.0 million and $24.4 million of 1-4 family residential mortgages not more than 90 days delinquent.

NOTE 11 -- STOCKHOLDERS' EQUITY

     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. At December 31, 1999, approximately $29.1 million of the retained earnings of the banking subsidiaries was available for the payment of dividends to CIB Marine without prior regulatory approval.

     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by the three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank's assets and certain off balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well-capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

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

     At December 31, 1999, the most recent notification from the banks' primary regulators categorized all of the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action.

                          CIB MARINE BANCSHARES, INC.

NOTE 11 -- STOCKHOLDERS' EQUITY -- CONTINUED
     The actual and required capital amounts and ratios are presented in the tables below: ("RWA" stands for Risk Weighted Assets)

                                                                                     TO BE WELL
                                                                                    CAPITALIZED
                                                              FOR CAPITAL           UNDER PROMPT
                                            ACTUAL         ADEQUACY PURPOSES   CORRECTIVE PROVISIONS
                                       -----------------   -----------------   ----------------------
           AS OF 12/31/99              AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT       RATIO
           --------------              ------     -----     ------    -----      ------       -----
Total Capital to (RWA)
  CIB Marine Bancshares, Inc. .......  165,011    10.19%   129,508    8.00%     161,885      10.00%
  Central Illinois Bank..............   61,481    10.31%    47,683    8.00%      59,604      10.00%
  CIB-Chicago........................   78,491    10.36%    60,595    8.00%      75,744      10.00%
  Marine Bank -- Milwaukee...........   20,363    10.08%    16,164    8.00%      20,205      10.00%
  CIB-Indiana........................   13,896    20.21%     5,500    8.00%       6,875      10.00%
  Marine Bank -- Omaha...............   10,003   199.22%       402    8.00%         502      10.00%
Tier 1 Capital (to RWA)
  CIB Marine Bancshares, Inc. .......  149,198     9.22%    64,754    4.00%      97,131       6.00%
  Central Illinois Bank..............   54,440     9.13%    23,841    4.00%      35,762       6.00%
  CIB-Chicago........................   71,868     9.49%    30,298    4.00%      45,446       6.00%
  Marine Bank -- Milwaukee...........   18,968     9.39%     8,082    4.00%      12,123       6.00%
  CIB-Indiana........................   13,202    19.20%     2,750    4.00%       4,125       6.00%
  Marine Bank -- Omaha...............    9,943   198.03%       201    4.00%         301       6.00%
Tier 1 Leverage (to Avg. Assets)
  CIB Marine Bancshares, Inc. .......  149,198     8.95%    66,701    4.00%      83,376       5.00%
  Central Illinois Bank..............   54,440     7.71%    28,248    4.00%      35,310       5.00%
  CIB-Chicago........................   71,868     9.86%    29,168    4.00%      36,460       5.00%
  Marine Bank -- Milwaukee...........   18,968     9.73%     7,795    4.00%       9,743       5.00%
  CIB-Indiana........................   13,202    18.49%     2,856    4.00%       3,570       5.00%
  Marine Bank -- Omaha...............    9,943   174.41%       228    4.00%         285       5.00%

                          CIB MARINE BANCSHARES, INC.

NOTE 11 -- STOCKHOLDERS' EQUITY -- CONTINUED

                                                                                     TO BE WELL
                                                                                    CAPITALIZED
                                                              FOR CAPITAL           UNDER PROMPT
                                            ACTUAL         ADEQUACY PURPOSES   CORRECTIVE PROVISIONS
                                       -----------------   -----------------   ----------------------
           AS OF 12/31/98              AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT       RATIO
           --------------              ------     -----     ------    -----      ------       -----
Total Capital to (RWA)
  CIB Marine Bancshares, Inc. .......  150,251    14.61%    82,265    8.00%     102,832      10.00%
  Central Illinois Bank..............   53,179    10.66%    39,901    8.00%      49,876      10.00%
  CIB-Chicago........................   45,855    11.34%    32,349    8.00%      40,436      10.00%
  Marine Bank -- Milwaukee...........   19,045    20.26%     7,519    8.00%       9,398      10.00%
  CIB-Indiana........................   13,234    44.61%     2,374    8.00%       2,967      10.00%
Tier 1 Capital (to RWA)
  CIB Marine Bancshares, Inc. .......  139,594    13.58%    41,133    4.00%      61,699       6.00%
  Central Illinois Bank..............   47,539     9.53%    19,951    4.00%      29,926       6.00%
  CIB Bank...........................   41,878    10.36%    16,174    4.00%      24,262       6.00%
  Marine Bank & Savings..............   18,329    19.50%     3,760    4.00%       5,639       6.00%
  CIB Bank -- Indiana................   12,912    43.52%     1,187    4.00%       1,780       6.00%
CIB Marine Bancshares, Inc.
  Central Illinois Bank..............  139,594    12.57%    44,430    4.00%      55,538       5.00%
  CIB-Chicago........................   47,539     8.20%    23,179    4.00%      28,974       5.00%
  Marine Bank -- Milwaukee...........   41,876    10.41%    16,097    4.00%      20,121       5.00%
  CIB-Indiana........................   18,329    17.86%     4,104    4.00%       5,130       5.00%
  CIB Bank -- Indiana................   12,912    44.38%     1,164    4.00%       1,455       5.00%

NOTE 12 -- FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

     CIB Marine is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer's creditworthiness and determines the amount of the collateral necessary based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventories, property and equipment, residential real estate, and income-producing commercial properties.

                                                               NOTIONAL AMOUNTS
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
Off Balance Sheet Financial Instruments with credit risk:
  Commitments to extend credit..............................  $408,003   $202,161
  Credit card arrangements..................................     6,791      5,606
  Standby letters of credit.................................    40,004     27,493

     CIB Marine did not engage in the use of interest rate swaps, futures, forwards or option contracts in 1999, 1998 and 1997.

                          CIB MARINE BANCSHARES, INC.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, CIB Marine has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, CIB Marine and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition, liquidity or results of operations of CIB Marine.

NOTE 14 -- STOCK OPTION PLANS

     CIB Marine has nonqualified employee and director plans. At December 31, 1999 options to purchase 4,024 shares were available for future grant. The plans provide for the options to be exercisable over a ten year period beginning one year from the date of the grant, provided the participant has remained in the employ of CIB Marine or its subsidiaries. The option plans stipulate that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date.

     Activity relating to stock options was:

                                                                       RANGE OF           WEIGHTED
                                                        NUMBER          OPTION            AVERAGE
                                                       OF SHARES   PRICES PER SHARE    EXERCISE PRICE
                                                       ---------   ----------------    --------------
Shares under option at December 31, 1996.............    3,644       $  576-1,631          $1,152
  Granted............................................      275        1,978-2,060           2,016
  Lapsed or surrendered..............................     (418)         576-1,631             934
  Exercised..........................................     (523)         576-1,275             629
                                                         -----       ------------          ------
Shares under option at December 31, 1997.............    2,978       $  743-2,060          $1,354
  Granted............................................    3,193        1,961-2,279           1,971
  Lapsed or surrendered..............................     (202)       1,275-1,961           1,531
  Exercised..........................................      (98)         743-1,275             922
                                                         -----       ------------          ------
Shares under option at December 31, 1998.............    5,871       $  743-2,279          $1,691
  Granted............................................    2,363        2,434-2,519           2,440
  Lapsed or surrendered..............................     (508)       1,275-2,434           2,082
  Exercised..........................................     (339)         743-1,961           1,344
                                                         -----       ------------          ------
Shares under option at December 31, 1999.............    7,387       $  743-2,519          $1,920
                                                         =====       ============          ======

     The following table summarizes information about stock options outstanding at December 31, 1999:

                       OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              -------------------------------------   -----------------------
                              WEIGHTED
                              AVERAGE      WEIGHTED                  WEIGHTED
  RANGE OF      NUMBER       REMAINING     AVERAGE       NUMBER      AVERAGE
  EXERCISE    OUTSTANDING   CONTRACTUAL    EXERCISE   EXERCISABLE    EXERCISE
   PRICES     AT 12/31/99   LIFE (YEARS)    PRICE     AT 12/31/99     PRICE
  --------    -----------   ------------   --------   -----------    --------
$ 743              510          3.50        $  743          510       $  743
 1,275             692          5.00         1,275          692        1,275
 1,631             853          6.32         1,631          512        1,631
 1,961-2,060     3,092          8.11         1,966          673        1,970
 2,126-2,279        78          8.63         2,220           16        2,220
 2,434-2,519     2,162          9.61         2,440           --           --
------------     -----          ----        ------       ------       ------
$ 743-2,519      7,387          7.74        $1,920       $2,403       $1,439
============     =====          ====        ======       ======       ======

                          CIB MARINE BANCSHARES, INC.

NOTE 14 -- STOCK OPTION PLANS -- CONTINUED
     CIB Marine applies APB Opinion 25 and related Interpretations in accounting for its plans. In February 1998 CIB Marine amended all of its previously adopted stock option plans to extend the exercise period of all then outstanding options from 5 to 10 years. All options granted under plans adopted since January 1, 1998 have been granted with 10-year expiration periods. The amendment of prior year plans resulted in a new measurement date for outstanding options granted under these plans. Compensation expense in 1999 related to these plans that were amended in 1998 was $0.2 million. Compensation expense related to these plans, and recognized in 1998, was $1.5 million, of which $1.2 million related to service for prior years. There was no compensation expense related to these plans recognized in 1997.

     Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, CIB Marine's net income and earnings per share would have been the pro forma amounts indicated below:

                                                          1999      1998     1997
                                                          ----      ----     ----
Net income...............................  As Reported   $13,535   $8,654   $5,275
                                           Pro Forma      13,160    9,250    5,240
Basic Earnings
  Per Share..............................  As Reported    126.20    86.15    71.62
                                           Pro Forma      122.70    92.09    71.14
Diluted Earnings
  Per Share..............................  As Reported    124.79    85.41    71.08
                                           Pro Forma      121.33    91.30    70.60

     Fair value has been estimated using the minimum value method as defined in SFAS No. 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years for 1999 and 1998, five years for 1997, and risk-free interest rates averaging 6.32% percent, 5.42% and 6.32% for 1999, 1998 and 1997, respectively. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

NOTE 15 -- OTHER BENEFIT PLANS

     CIB Marine provides a defined contribution 401(k) deferred compensation plan to all employees of CIB Marine and its subsidiaries who have attained age 20 and work at least a minimum number of hours. Employees enter the plan on the first entrance date after their start date. Entrance dates are January 1 and July 1. The Plan permits participants to make voluntary tax deferred contributions of up to 15% of annual compensation subject to various limitations. CIB Marine does not match employee contributions. The administrative costs to maintain the plan are paid by the plan.

     CIB Marine has an employee stock ownership plan (ESOP) for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 1999, the plan held 1,406 shares of stock allocated and voted, at the direction of plan participants, by plan trustees. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.

     CIB Marine also has a Directors' Deferred Compensation Plan. Interest expense accrued for the benefit of plan participants was $0.01 million in 1999.

                          CIB MARINE BANCSHARES, INC.

NOTE 16 -- INCOME TAXES

     CIB Marine and its subsidiaries file consolidated federal income tax returns. The provision for income taxes in the consolidated statements of income consisted of the following for the years ended December 31:

                                                       1999      1998      1997
                                                       ----      ----      ----
Current tax provision:
  Federal...........................................  $ 9,186     5,889   $ 3,295
  State.............................................    1,383       908       371
Deferred............................................   (3,152)   (2,287)   (1,129)
                                                      -------   -------   -------
                                                      $ 7,417   $ 4,510   $ 2,537
                                                      =======   =======   =======

     A reconciliation of the income tax provision and income taxes which would have been provided at the federal statutory rate is as follows:

                                             1999             1998             1997
                                         -------------    -------------    -------------
                                         AMOUNT    %      AMOUNT    %      AMOUNT    %
                                         ------    -      ------    -      ------   ----
Statutory tax rate.....................  $7,333   35.0%   $4,607   35.0%   $2,656   34.0%
Increase (reduction) in tax rate
  resulting from:
  State income taxes, net of Federal
     income tax benefit................     464    2.2       304    2.3       245    3.1
  Goodwill.............................     112     .5        --     --        --     --
  Tax exempt interest..................    (573)  (2.7)     (497)  (3.7)     (406)  (5.2)
  Other, net...........................      81     .4        96     .7        42     .6
                                         ------   ----    ------   ----    ------   ----
                                         $7,417   35.4%   $4,510   34.3%   $2,537   32.5%
                                         ======   ====    ======   ====    ======   ====

     The net deferred tax asset in the accompanying consolidated balance sheets consisted of the following:

                                                               1999     1998
                                                               ----     ----
Deferred tax assets:
  Net operating losses......................................  $  219   $  361
  Allowance for loan loss...................................   6,159    4,004
  Non-cash compensation.....................................     568      542
  Deferred loan fees and other..............................   1,539      583
  Net unrealized loss on securities available for sale......   1,274       --
                                                              ------   ------
Deferred tax assets before valuation allowance..............   9,759    5,490
  Valuation allowance.......................................    (130)    (130)
                                                              ------   ------
Net deferred tax assets.....................................   9,629    5,360
                                                              ------   ------
Deferred tax liabilities:
  Net unrealized gain on securities available for sale......      --      476
  Depreciation..............................................     448      458
  Investments...............................................     134      108
  Other.....................................................      29      120
                                                              ------   ------
          Total deferred tax liabilities....................     611    1,162
                                                              ------   ------
Net deferred tax asset......................................  $9,018   $4,198
                                                              ======   ======

                          CIB MARINE BANCSHARES, INC.

NOTE 16 -- INCOME TAXES -- CONTINUED
     The change in the net deferred tax asset is as follows:

                                                               1999     1998
                                                               ----     ----
Deferred tax benefits included in provision.................  $3,152   $2,287
Deferred tax included in other comprehensive income.........   1,771     (341)
Reclassifications from current..............................    (103)      14
                                                              ------   ------
                                                              $4,820   $1,960
                                                              ======   ======

     The net change in the valuation allowance for deferred tax assets was $0 in 1999 and a decrease of $0.1 million in 1998. The 1998 changes related to the utilization of net operating loss carryforwards.

     CIB Marine recorded a deferred tax asset net of valuation allowance in relation to net operating loss carryforwards of $0.09 million and $0.2 million in 1999 and 1998, respectively. This reflects the expected realized benefit of federal net operating loss carryforwards of $0.3 million in 1999 and $0.6 million in 1998 and state net operating loss carryforwards of approximately $2.8 million both in 1999 and 1998, respectively. The net operating loss carryforwards will expire in varying amounts between 2002 and 2012. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset recorded will be realized.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The table below summarizes the information required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107).

                                                                    1999
                                                           -----------------------
                                                            CARRYING    ESTIMATED
                                                             AMOUNT     FAIR VALUE
                                                            --------    ----------
Financial Assets:
  Cash and cash equivalents..............................  $   24,098   $   24,098
  Loans held for sale....................................       2,148        2,148
  Securities available for sale..........................     216,460      216,460
  Securities held to maturity............................     146,890      145,122
  Loans receivable, net..................................   1,372,018    1,360,392
  Accrued interest receivable............................      13,141       13,141
Financial Liabilities:
  Deposit liabilities....................................   1,528,456    1,528,456
  Borrowings.............................................     122,969      122,105
  Accrued interest payable...............................       8,228        8,228

                          CIB MARINE BANCSHARES, INC.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

                                                                    1998
                                                           -----------------------
                                                            CARRYING    ESTIMATED
                                                             AMOUNT     FAIR VALUE
                                                            --------    ----------
Financial Assets:
  Cash and cash equivalents and federal funds sold.......  $   22,080   $   22,080
  Loans held for sale....................................       8,900        8,900
  Securities available for sale..........................     114,545      114,545
  Securities held to maturity............................     101,739      103,540
  Loans receivable, net..................................     905,054      910,382
  Accrued interest receivable............................       8,839        8,839
Financial Liabilities:
  Deposit liabilities....................................   1,011,033    1,015,669
  Borrowings.............................................      23,254       23,363
  Accrued interest payable...............................       4,925        4,925

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

     While these estimated fair value amounts are designed to represent estimates of the amounts at which these instruments could be exchanged in a current transaction between willing parties, it is CIB Marine's intent to hold most of its financial instruments to maturity. Therefore, it is not probable that the fair values shown will be realized in a current transaction.

     The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) are not reflected. The value of this item is significant.

     Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of CIB Marine's fair value to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value should in no way be construed as representative of the underlying value of CIB Marine.

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

                          CIB MARINE BANCSHARES, INC.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED
Loans Receivable and Loans Held for Sale

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

Deposit Liabilities

     The carrying value of deposits with no stated maturity approximates their fair value as they are payable on demand. The estimated fair value of fixed time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates of alternative funding sources currently available for similar remaining maturities. The fair value of deposit liabilities cannot be less than the book value.

Borrowings

     The carrying value of borrowed funds payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure borrowings includes federal funds purchased, Federal Home Loan Bank advances, securities sold with the agreement to repurchase and other borrowings.

Accrued Interest Payable

     The carrying amounts of accrued interest approximates their fair values.

Off Balance-Sheet Instruments

     The fair value of off balance sheet instruments (i.e. deferred income) is not material and is not presented. The contractual amount of off-balance-sheet items that have credit risk comprise primarily unfunded loan commitments and standby letters of credit which are generally priced at market at the time of funding.

NOTE 18 -- SUBSEQUENT EVENTS

     On March 23, 2000 CIB Marine issued $10.00 million in trust preferred securities. The securities pay dividends semi-annually, March 8 and September 8 of each year at a rate of 10.875%. The securities mature in 2030, and may be called in 2010 through 2020 at a premium and thereafter at par. These securities qualify as Tier 1 equity capital for all regulatory and risk-based capital ratios. CIB Marine used the net proceeds of $9.7 million to reduce its debt at a non-affiliated bank.

                          CIB MARINE BANCSHARES, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS

     The condensed financial statements of the parent company only, are presented as follows:

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

                                                    DECEMBER 31,
                                                ---------------------
                                                  1999        1998
                                                  ----        ----
                                                (IN THOUSANDS, EXCEPT
                                                     SHARE DATA)
ASSETS
  Cash and Due from Banks.....................  $    365    $ 11,227
  Investments in Subsidiaries.................   184,702     129,323
  Other Investments...........................     2,471          14
  Loans.......................................     3,182       3,372
  Premises and Equipment, net.................       248         212
  Accounts Receivable.........................       455          43
  Deferred Income Taxes.......................       591         570
  Other Assets................................       310         319
                                                --------    --------
          Total Assets........................  $192,324    $145,080
                                                ========    ========
LIABILITIES
  Short-term Borrowings.......................    29,710          --
  Accrued Interest Payable....................       278          --
  Accrued Income Taxes........................       100         401
  Other Liabilities...........................       901         583
                                                --------    --------
          Total Liabilities...................    30,989         984
                                                --------    --------
STOCKHOLDERS' EQUITY
  Common Stock, $1 per value; 50,000,000
     Shares
  Authorized, 109,795 and 107,153 Issued and
  Outstanding, respectively...................       110         107
  Capital Surplus.............................   126,891     120,381
  Retained Earnings...........................    36,368      22,833
  Accumulated Other Comprehensive (Loss)
     Income...................................    (2,034)        775
                                                --------    --------
          Total Stockholders' Equity..........   161,335     144,096
                                                --------    --------
          Total Liabilities and Stockholders'
            Equity............................  $192,324    $145,080
                                                ========    ========

                          CIB MARINE BANCSHARES, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED
              CONDENSED STATEMENTS OF INCOME (PARENT COMPANY ONLY)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                               ----      ----      ----
                                                                (DOLLARS IN THOUSANDS)
INTEREST AND DIVIDEND INCOME
Dividends from Subsidiaries.................................  $ 2,975   $    --   $   --
Loans.......................................................      281       412      321
Other.......................................................       --        14       13
                                                              -------   -------   ------
          Total Interest and Dividend Income                    3,256       426      334
Interest Expense -- Short Term Borrowings...................      605        83      190
                                                              -------   -------   ------
NET INTEREST INCOME (LOSS)..................................    2,651       343      144
Noninterest Income
Equity in Undistributed Earnings of Subsidiaries............   12,827    10,532    5,744
Loan Fees...................................................      109        13       --
Other Service Fees..........................................    3,744     3,052    1,461
                                                              -------   -------   ------
          Total Noninterest Income..........................   19,655    13,597    7,205
                                                              -------   -------   ------
NONINTEREST EXPENSE
Salaries and Employee Benefits..............................    5,095     5,314    1,766
Equipment...................................................       37        31       16
Occupancy and Premises......................................      425       239      122
Professional Services.......................................      554       286      135
Advertising/Marketing.......................................       40        17       11
Other.......................................................      576       347      294
                                                              -------   -------   ------
          Total Noninterest Expense.........................    6,727     6,234    2,344
                                                              -------   -------   ------
Income Before Income Taxes..................................   12,604     7,706    5,005
Income Tax Benefit..........................................     (931)     (948)    (270)
                                                              -------   -------   ------
          Net Income........................................  $13,535   $ 8,654   $5,275
                                                              =======   =======   ======

                          CIB MARINE BANCSHARES, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED
            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $ 13,535   $  8,654   $  5,275
  Adjustments to Reconcile Net Income to Net Cash Used by
     Operating Activities:
     Equity in Undistributed Earnings of Subsidiaries.......   (12,827)   (10,532)    (5,744)
     Depreciation and Amortization..........................        54         36         20
     Non-Cash Compensation..................................       185      1,459         --
     Deferred Tax Benefits..................................      (322)      (371)       (11)
     Decrease (Increase) in Interest Receivable and Other
       Assets...............................................      (391)       152       (233)
     Increase in Interest Payable and Other Liabilities.....       596         46        249
                                                              --------   --------   --------
          Net Cash Provided by (used by) Operating
            Activities......................................       830       (556)      (444)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Limited Partnerships and Other
     Investments............................................    (2,457)        --         --
  Net (Increase) Decrease in Loans..........................       190      3,062     (6,434)
  Net Increase in Investment in Subsidiaries................   (48,336)   (31,729)   (28,060)
  Dividends Received from Subsidiaries......................     2,975         --         --
  Proceeds from Sale of Fixed Assets........................        --        (20)        --
  Capital Expenditures......................................      (102)      (144)       (48)
                                                              --------   --------   --------
          Net Cash Used in Investing Activities.............   (47,730)   (28,831)   (34,530)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock....................     5,800     32,599     36,402
  Proceeds from Stock Options Exercised.....................       522         98        531
  Purchase/Sale of Treasury Stock...........................         6         --         --
  Net increase in short-term borrowings.....................    29,710         --         --
                                                              --------   --------   --------
          Net Cash Provided by Financing Activities.........    36,038     32,697     36,933
                                                              --------   --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........   (10,862)     3,310      1,959
Cash and Cash Equivalents, Beginning of Year................    11,227      7,917      5,958
                                                              --------   --------   --------
Cash and Cash Equivalents, End of Year......................  $    365   $ 11,227   $  7,917
                                                              ========   ========   ========

                          CIB MARINE BANCSHARES, INC.

NOTE 20 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  QUARTER ENDED 1999
                                                        ---------------------------------------
                                                        DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                        -------   --------   -------   --------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Total Interest Income.................................  $34,134   $30,567    $27,448   $24,009
Total Interest Expense................................   18,582    16,497     14,372    12,357
                                                        -------   -------    -------   -------
Net Interest Income...................................   15,552    14,070     13,076    11,652
Provision for Loan Loss...............................    1,625     1,515      1,484     1,486
                                                        -------   -------    -------   -------
Net Interest Income After Provision for Loan Loss.....   13,927    12,555     11,592    10,166
Securities Gains, net.................................       --        --         --        --
Other Noninterest Income..............................    1,261     1,236      1,323     1,931
Noninterest Expense...................................    9,136     8,551      8,112     7,240
                                                        -------   -------    -------   -------
Income Before Income Taxes............................    6,052     5,240      4,803     4,857
Income Tax Expense....................................    2,192     1,832      1,658     1,735
                                                        -------   -------    -------   -------
Net Income............................................  $ 3,860   $ 3,408    $ 3,145   $ 3,122
                                                        =======   =======    =======   =======
Earnings Per Share:
  Basic...............................................  $ 35.93   $ 31.78    $ 29.35   $ 29.14
  Diluted.............................................    35.54     31.42      29.01     28.82

                                                                  QUARTER ENDED 1998
                                                        ---------------------------------------
                                                        DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                                        -------   --------   -------   --------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
1998
Total Interest Income.................................  $23,096   $21,459    $19,111   $16,862
Total Interest Expense................................   11,697    11,116     10,070     9,315
                                                        -------   -------    -------   -------
Net Interest Income...................................   11,399    10,343      9,041     7,547
Provision for Loan Loss...............................    1,337     1,383      1,105       908
                                                        -------   -------    -------   -------
Net Interest Income After Provision for loan loss.....   10,062     8,960      7,936     6,639
Securities Gains, net.................................      211       133         --        --
Other Noninterest Income..............................    1,877     1,357      1,170     1,200
Noninterest Expense...................................    7,775     6,644      5,922     6,040
                                                        -------   -------    -------   -------
Income Before Income Taxes............................    4,375     3,806      3,184     1,799
Income Tax Expense....................................    1,562     1,304      1,125       519
                                                        -------   -------    -------   -------
Net Income............................................  $ 2,813   $ 2,502    $ 2,059   $ 1,280
                                                        =======   =======    =======   =======
Earnings Per Share:
  Basic...............................................  $ 26.26   $ 23.36    $ 21.31   $ 14.11
  Diluted.............................................    25.98     23.12      21.14     14.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     CIB Marine reported a change in its independent accountants in a Current Report on Form 8-K dated November 9, 1998. There were no disagreements or reportable events of the nature required to be disclosed pursuant to Item 304(b) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to CIB Marine's proxy statement for the annual meeting to be held on April 27, 2000 under the caption "Proposal 1--Election of Directors Information Regarding Nominees and Directors."

     The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item. Executive Officers of CIB Marine."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference to CIB Marine's proxy statement for the annual meeting to be held on April 27, 2000 under the captions "Proposal 1--Election of Directors" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated by reference to CIB Marine's proxy statement for the annual meeting to be held on April 27, 2000 under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1 -- Election of Directors -- Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information called for by Item 11 is incorporated by reference to CIB Marine's proxy statement for the annual meeting to be held on April 27, 2000 under the caption "Proposal 1--Election of Directors-Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     - Independent Auditors' Report of KPMG LLP.

     - Independent Auditors' Report of Striegel Knobloch & Company LLC.

     - Consolidated Balance Sheets as of December 31, 1999 and 1998.

     - Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997.

     - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

     - Notes to Consolidated Financial Statements.

     - See Item 8 for CIB Marine's Consolidated Financial Statements.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Item 8.

(A)(3) LIST OF EXHIBITS

     The exhibits filed herewith are listed on the Exhibit Index filed as part of this Annual Report on Form 10-K. Each management contract or compensatory plan or arrangement of CIB Marine listed on the Exhibit Index is designated by an asterisk.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by CIB Marine during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CIB MARINE BANCSHARES, INC.
                                                (registrant)

Date: March 30, 2000                            By: /s/ J. MICHAEL STRAKA
                                                -----------------------------------------------------
                                                    J. Michael Straka
                                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ J. MICHAEL STRAKA                  President and Chief Executive    March 30, 2000
-----------------------------------------------------  Officer (Principal Executive
                  J. Michael Straka                    Officer) and Director

               /s/ STEVEN T. KLITZING                  Chief Financial Officer          March 30, 2000
-----------------------------------------------------  (Principal Financial and
                 Steven T. Klitzing                    Accounting Officer)

                   /s/ JOSE ARAUJO                     Director                         March 30, 2000
-----------------------------------------------------
                     Jose Araujo

                 /s/ NORMAN E. BAKER                   Director                         March 30, 2000
-----------------------------------------------------
                    Norman Baker

                  /s/ JOHN T. BEAN                     Director                         March 30, 2000
-----------------------------------------------------
                    John T. Bean

                 /s/ W. SCOTT BLAKE                    Director                         March 30, 2000
-----------------------------------------------------
                   W. Scott Blake

                /s/ STEVEN C. HILLARD                  Director                         March 30, 2000
-----------------------------------------------------
                  Steven C. Hillard

                /s/ DEAN M. KATSAROS                   Director                         March 30, 2000
-----------------------------------------------------
                    Dean Katsaros

                 /s/ JERRY D. MAAHS                    Director                         March 30, 2000
-----------------------------------------------------
                   Jerry D. Maahs

               /s/ DONALD M. TRILLING                  Chairman of the Board of         March 30, 2000
-----------------------------------------------------  Directors and Director
                 Donald M. Trilling

               /s/ HOWARD E. ZIMMERMAN                 Director                         March 30, 2000
-----------------------------------------------------
                 Howard E. Zimmerman

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER          EXHIBIT
        -------          -------
           3.1           Amended and Restated Articles of Incorporation of CIB
                         Marine, Bancshares, Inc. (incorporated by reference to
                         Appendix B to the Proxy Statement of Central Illinois
                         Bancorp, Inc. filed with the Securities and Exchange
                         Commission on May 28, 1999)
           3.2           Bylaws of CIB Marine Bancshares, Inc. (incorporated by
                         reference to Appendix C to the Proxy Statement of Central
                         Illinois Bancorp, Inc. filled with the Securities and
                         Exchange Commission on May 28, 1999)
         *10.1           CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive
                         Plan (incorporated by reference to Appendix A to the Proxy
                         Statement of Central Illinois Bancorp, Inc. filed with the
                         Securities and Exchange Commission on May 28, 1999)
         *10.2           Form of Deferred Compensation Agreement of CIB Marine
                         (incorporated by reference to Exhibit 10.3 to CIB Marine's
                         Form 10 filed on April 30, 1998)
          10.3           Agreement dated December 24, 1996 between Central Illinois
                         Bank and Strategic Capital Management, Inc. and Assignment
                         of Agreement dated March 31, 1998 between Marine Trust and
                         Investment Company and Strategic Trust Company (incorporated by reference to Exhibit 10.6 to CIB Marine's Form 10 filed on April 30, 1998)
          11             Statement of Computation of Earnings Per Share
          21             Subsidiaries of CIB Marine
          23.1           Consent of KPMG LLP
          23.2           Consent of Striegel Knobloch & Company LLC
          27             Financial Data Schedule