Form 10-Q
period 2000-03-31
CIB MARINE BANCSHARES INC
filed 2000-05-15
CIK 861955

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-24149

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 12, 2000 CIB Marine had 111,401 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   17,671    $   21,941
  Federal Funds Sold........................................      16,757         2,157
                                                              ----------    ----------
         Total Cash and Cash Equivalents....................      34,428        24,098
                                                              ----------    ----------
Loans Held for Sale.........................................       1,554         2,148
Securities:
  Available for Sale, at fair value.........................     240,937       216,460
  Held to Maturity (approximate fair value of $149,369 and
    $145,122, respectively).................................     151,801       146,890
                                                              ----------    ----------
         Total Securities...................................     392,738       363,350
                                                              ----------    ----------
Loans.......................................................   1,528,102     1,387,831
  Less: Allowance for Loan Loss.............................     (17,925)      (15,813)
                                                              ----------    ----------
Net Loans...................................................   1,510,177     1,372,018
                                                              ----------    ----------
Premises and Equipment, net.................................      22,528        21,499
Accrued Interest Receivable.................................      15,364        13,141
Deferred Income Taxes.......................................      10,388         9,018
Goodwill and Core Deposit Intangibles, net..................      13,793        14,171
Foreclosed Properties.......................................       1,097         1,099
Other Assets................................................       6,884         4,298
                                                              ----------    ----------
         Total Assets.......................................  $2,008,951    $1,824,840
                                                              ==========    ==========

LIABILITIES
Deposits:
  Noninterest-bearing Demand................................  $   98,159    $   98,642
  Interest-bearing Demand...................................      46,507        45,107
  Savings...................................................     209,018       209,333
  Time......................................................   1,338,767     1,175,374
                                                              ----------    ----------
         Total Deposits.....................................   1,692,451     1,528,456
                                                              ----------    ----------
Short-term Borrowings.......................................      88,897       113,219
Accrued Interest Payable....................................       8,642         8,228
Accrued Income Taxes........................................       3,215           824
Other Liabilities...........................................       2,611         3,028
Long-term Borrowings........................................      34,750         9,750
Guaranteed Trust Preferred Securities.......................      10,000            --
                                                              ----------    ----------
         Total Liabilities..................................   1,840,566     1,663,505
                                                              ----------    ----------

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; 50,000,000 Shares Authorized,
  111,196 and
  109,795 Issued and Outstanding, respectively..............         111           110
Capital Surplus.............................................     130,438       126,891
Retained Earnings...........................................      40,299        36,368
Accumulated Other Comprehensive Loss........................      (2,463)       (2,034)
                                                              ----------    ----------
         Total Stockholders' Equity.........................     168,385       161,335
                                                              ----------    ----------
         Total Liabilities and Stockholders' Equity.........  $2,008,951    $1,824,840
                                                              ==========    ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                QUARTER ENDED MARCH 31,
                                                                ------------------------
                                                                  2000           1999
                                                                ---------      ---------
                                                                 (DOLLARS IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME:
Loans.......................................................    $ 33,753       $ 20,662
Loans Held For Sale.........................................          40             90
Securities:
  Taxable...................................................       4,716          2,782
  Tax-exempt................................................         789            382
  Dividends.................................................         125             51
Federal Funds Sold..........................................          92             48
                                                                --------       --------
       Total Interest and Dividend Income...................      39,515         24,015
                                                                --------       --------
INTEREST EXPENSE:
Deposits....................................................      20,810         11,979
Short-term Borrowings.......................................       1,507            144
Long-term Borrowings........................................         266            250
Guaranteed Trust Preferred Securities.......................          27             --
                                                                --------       --------
         Total Interest Expense.............................      22,610         12,373
                                                                --------       --------
Net Interest Income.........................................      16,905         11,642
Provision for Loan Loss.....................................       2,360          1,486
                                                                --------       --------
         Net Interest Income After Provision for Loan
           Loss.............................................      14,545         10,156
                                                                --------       --------
NONINTEREST INCOME:
Loan Fees...................................................         561            617
Deposit Service Charges.....................................         390            296
Other Service Fees..........................................         122             84
Trust.......................................................         155            133
Gain on Sale of Branch......................................          --            805
Other.......................................................         149              6
                                                                --------       --------
         Total Noninterest Income...........................       1,377          1,941
                                                                --------       --------
NONINTEREST EXPENSE:
Salaries and Employees Benefits.............................       6,049          4,685
Equipment...................................................         571            511
Occupancy and Premises......................................         966            644
Professional Services.......................................         344            219
Advertising / Marketing.....................................         276            152
Amortization of Intangibles.................................         349            101
Other.......................................................       1,344            927
                                                                --------       --------
         Total Noninterest Expense..........................       9,899          7,239
                                                                --------       --------
Income Before Income Taxes..................................       6,023          4,858
Income Tax Expense..........................................       2,092          1,736
                                                                --------       --------
         Net Income.........................................    $  3,931       $  3,122
                                                                ========       ========
EARNINGS PER SHARE:
Basic.......................................................    $  35.77       $  29.14
Diluted.....................................................       35.35          28.82
Weighted Average Shares -- Basic............................     109,899        107,153
Weighted Average Shares -- Diluted..........................     111,189        108,327

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                         COMMON STOCK                               ACCUMULATED
                                       ----------------                                OTHER
                                                   PAR     CAPITAL     RETAINED    COMPREHENSIVE
                                       SHARES     VALUE    SURPLUS     EARNINGS    INCOME (LOSS)     TOTAL
                                       -------    -----    --------    --------    -------------    --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1998.........    107,153    $107     $120,381    $22,833        $   775       $144,096
Comprehensive Income:
Net Income.........................                                      3,122                         3,122
Other Comprehensive Income:
  Unrealized Securities Holding
     Losses Arising During the
     Year..........................                                                      (786)          (786)
  Income Tax Effect................                                                       294            294
                                                                       -------        -------       --------
                                                                         3,122           (492)         2,630
                                                                       -------        -------       --------
Non-Cash Compensation..............                              46                                       46
                                       -------    ----     --------    -------        -------       --------
BALANCE, MARCH 31, 1999............    107,153    $107     $120,427    $25,955        $   283       $146,772
                                       =======    ====     ========    =======        =======       ========

BALANCE, DECEMBER 31, 1999.........    109,795    $110     $126,891    $36,368        $(2,034)      $161,335
Comprehensive Income:
Net Income.........................                                      3,931                         3,931
Other Comprehensive Income:
  Unrealized Securities Holding
     Losses Arising During the
     Year..........................                                                      (697)          (697)
  Income Tax Effect................                                                       268            268
                                                                       -------        -------       --------
                                                                         3,931           (429)         3,502
                                                                       -------        -------       --------
Exercise of Stock Options..........        106                  172                                      172
Common Stock Issuance..............      1,295       1        3,358                                    3,359
Non-Cash Compensation..............                              17                                       17
                                       -------    ----     --------    -------        -------       --------
BALANCE, MARCH 31, 2000............    111,196    $111     $130,438    $40,299        $(2,463)      $168,385
                                       =======    ====     ========    =======        =======       ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $   3,931    $   3,122
  Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
    Depreciation and Amortization...........................      2,165          723
    Non-Cash Compensation...................................         17           46
    Provision for Loan loss.................................      2,360        1,486
    Originations of Loans Held for Sale.....................    (16,055)     (33,572)
    Proceeds from Sale of Loans Held for Sale...............     16,649       37,154
    Deferred Tax Benefits...................................      1,289        1,355
    Gain on Sale of Branch..................................         --         (805)
    Gain on Sale of Other Assets............................         --           (4)
    Increase in Interest Receivable and Other Assets........     (2,855)      (1,327)
    Decrease in Interest Payable and Other Liabilities......         (3)        (745)
                                                              ---------    ---------
         Net Cash Provided by Operating Activities..........      7,498        7,433
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities of Securities Available for Sale.............      5,000        3,061
    Maturities of Securities Held to Maturity...............      7,350       13,378
    Purchase of Securities Available for Sale...............    (32,696)     (75,521)
    Purchase of Securities Held to Maturity.................    (13,074)      (6,888)
    Repayments of Mortgage-Backed Securities Held to
     Maturity...............................................        829        1,618
    Repayments of Mortgage-Backed Securities Available for
     Sale...................................................      1,429        1,176
    Net Decrease in other equities (including FHLB stock)...      1,087           --
    Purchase of Mortgage-Backed Securities Available for
     Sale...................................................         --       (1,508)
    Net Increase in Loans...................................   (141,699)    (105,081)
    Proceeds from Sale of Fixed Assets......................         --            7
    Proceeds from Sale of Branch............................         --        3,085
    Capital Expenditures....................................     (1,644)        (504)
    Purchase of Branch Assets and Deposits, net of
     Goodwill...............................................         --      101,491
                                                              ---------    ---------
         Net Cash Used in Investing Activities..............   (173,418)     (65,686)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Deposits....................................    163,995       59,613
    Proceeds from Long-term Borrowings......................     23,346           --
    Net Increase in Guaranteed Trust Preferred Securities...      9,700           --
    Proceeds from Issuance of Common Stock..................      3,359           --
    Proceeds from Stock Options Exercised...................        172           --
    Net Increase (Decrease) in Short-term Borrowings........    (24,322)       8,149
                                                              ---------    ---------
         Net Cash Provided by Financing Activities..........    176,250       67,762
                                                              ---------    ---------
Net Increase in Cash and Cash Equivalents...................     10,330        9,509
Cash and Cash Equivalents, Beginning of Period..............     24,098       22,080
                                                              ---------    ---------
Cash and Cash Equivalents, End of Period....................  $  34,428    $  31,589
                                                              =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  22,196    $  12,271
  Income Taxes..............................................        742          520
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Transfers of Loans to Foreclosed Properties...............        100           --

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s ("CIB Marine") 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine's financial condition, results of operations and cash flows as of and for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year.

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

     Reclassifications have been made to certain amounts as of December 31, 1999 and for the three months ended March 31, 1999, to be consistent with classifications for 2000.

NOTE 2 -- EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share:

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
NET INCOME (in thousands)...................................  $  3,931   $  3,122
                                                              ========   ========
Weighted average shares outstanding:
  Basic.....................................................   109,899    107,153
     Effect of dilutive stock options outstanding...........     1,290      1,174
                                                              --------   --------
  Diluted...................................................   111,189    108,327
                                                              ========   ========
EARNINGS PER SHARE:
  Basic.....................................................  $  35.77   $  29.14
     Effect of dilutive stock options outstanding...........      (.42)     (0.32)
                                                              --------   --------
  Diluted...................................................  $  35.35   $  28.82
                                                              ========   ========

NOTE 3 -- BUSINESS COMBINATIONS

     On February 26, 1999, CIB Marine sold a banking office in Charleston, Illinois along with loans and deposits with net book values of $14.4 million and $12.2 million, respectively. The transaction was accounted for as a sale. The net proceeds were $3.1 million and the gain on the transaction was $0.8 million which is reflected as a component of noninterest income in the Unaudited Consolidated Statements of Income.

     On March 29, 1999, CIB Marine purchased two banking offices, one each in Arlington Heights and Mount Prospect, Illinois, and assumed deposits of $115.8 million. The net purchase price for premises and equipment and deposit premium was $14.5 million. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed was $9.5 million, of which $1.4 million is a core deposit intangible being amortized over the 11 year expected lives of the related deposits based upon a level-yield amortization method. Goodwill of $8.1 million is being amortized over 15 years using the straight-line method.

                          CIB MARINE BANCSHARES, INC.

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

NOTE 4 -- LONG-TERM BORROWINGS AND RELATED INTEREST RATE SWAP

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheets as long-term borrowings at March 31, 2000 and December 31, 1999: (dollars in thousands)

MARCH 31, 2000   DECEMBER 31, 1999
--------------   ------------------   SCHEDULED   CALLABLE @
BALANCE   RATE    BALANCE     RATE    MATURITY    PAR AFTER
-------   ----   ---------   ------   ---------   ----------
$ 3,250   4.95%    $3,250     4.95%    1/16/08     1/16/01
  2,500   4.95%     2,500     4.95%    1/16/08     1/16/01
  2,000   4.95%     2,000     4.95%    1/16/08     1/16/01
 25,000   6.01%        --       --     6/30/08      N/A
  2,000   5.09%     2,000     5.09%    2/20/08     2/20/01
-------   ----     ------     ----
$34,750   5.72%    $9,750     4.98%
=======   ====     ======     ====

     CIB Marine is required to maintain qualifying collateral as security for these borrowings and the $25.6 million in short-term borrowings with the FHLB outstanding at March 31, 2000. CIB Marine had eligible collateral of $85.0 million and $46.4 million at March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000 this collateral consisted of securities with a fair market value of $58.8 million and $26.2 million of 1-4 family residential mortgages not more than 90 days delinquent.

     On February 25, 2000 CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008 with a net cost, including premium, of 7.05%. The premium amount was $1.7 million which is being amortized over the life of the borrowing. CIB Marine also entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008, whereby CIB Marine pays a variable rate of interest at the 1 month LIBOR rate and earns a fixed rate of interest at 7.08%.CIB Marine's management believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

     Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. CIB Marine is however exposed to credit related losses in the event of nonperformance by the counterparties on interest rate payments, but does not expect any counterparty to fail to meet their obligations. Agreements to receive a fixed interest rate and pay a floating interest rate are entered into as hedges of the interest rates on fixed rate certificates or borrowings. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables CIB Marine to synthetically alter the repricing characteristics of designated interest-bearing liabilities.

                          CIB MARINE BANCSHARES, INC.

NOTE 5 -- GUARANTEED TRUST PREFERRED SECURITIES

     In March 2000, CIB Marine issued $10.0 million in cumulative guaranteed trust preferred securities through a wholly owned special-purpose trust. These securities qualify as Tier I equity capital for regulatory and risk-based capital purposes. Distributions on the securities are cumulative and are payable to the security holders semi-annually at a rate of 10.875% per annum. The obligations of the trust are fully and unconditionally guaranteed on a subordinated basis by CIB Marine. These securities are mandatorily redeemable upon their maturity on March 8, 2030 and are callable beginning March 8, 2010 at a premium, which premium declines ratably to par by 2020. Issuance costs of $0.3 million related to the securities are classified as other assets on the balance sheet and are being amortized over the expected life of the securities as an adjustment to interest expense. CIB Marine used the net proceeds of $9.7 million to reduce its debt at a non-affiliated bank.

NOTE 6 -- STOCK OPTION ACTIVITY

     The following is a reconciliation of stock option activity for the three months ended March 31, 2000:

                                                     NUMBER OF   RANGE OF OPTION    WEIGHTED AVERAGE
                                                      SHARES     PRICES PER SHARE    EXERCISE PRICE
                                                     ---------   ----------------   ----------------
Shares under option December 31, 1999..............    7,387      $  743 - 2,519         $1,920
  Granted..........................................       --                  --             --
  Lapsed or surrendered............................       (9)      1,631 - 1,961          1,924
  Exercised........................................     (106)      1,275 - 1,961          1,378
                                                       -----      --------------         ------
Shares under option March 31, 2000.................    7,272      $  743 - 2,519         $1,928
                                                       =====      ==============         ======

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results in the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section is a discussion and analysis of CIB Marine's consolidated financial condition as of March 31, 2000 and its results of operations for the three months then-ended. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes contained in "Part I, Item 1" of this report as well as CIB Marine's Annual Report on Form 10-K for fiscal year ended December 31, 1999, which was filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

     CIB Marine has made statements in this Form 10-Q that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. These forward-looking statements reflect CIB Marine's current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine's operations and the business environment and which could change at any time.

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

     - Changes in interest rates and changes in monetary and fiscal policies which could negatively affect net interest margins, asset valuations and expense expectations;

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

RESULTS OF OPERATIONS

     CIB Marine had net income of $3.9 million for the first quarter of 2000, as compared to $3.1 million for the first quarter of 1999, which represented an increase of 25.9%. Net income for the first quarter of 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility. Excluding this branch sale, net income for the first quarter of 1999 would have been $2.6 million and the increase in year 2000 would have been 49.1%. The increase in net income is primarily due to the growth of CIB Marine. Total assets at March 31, 2000 were $2.0 billion, which represented a 10.1% increase from total assets of $1.8 billion at December 31, 1999 and a 47.6% increase from $1.4 billion at March 31, 1999.

     Basic and diluted earnings per share were $35.77 and $35.35, respectively, for the quarter ended March 31, 2000 as compared to $29.14 and $28.82, respectively, for the quarter ended March 31, 1999. Excluding the branch sale, basic and diluted earnings per share for the first quarter of 1999 would have been $24.60 and $24.33, respectively. The return on average assets for the quarter ended March 31, 2000 was 0.82%, as compared to 1.04% for the quarter ended March 31, 1999. The return on average equity for the quarter ended March 31, 2000 was 9.65%, as compared to 8.71% for the quarter ended March 31, 1999.

     The following tables provide an overview of CIB Marine's recent growth. The tables indicate the percentage increase in the average balance sheet or income statement items represented for the three month period ended March 31, 2000 as compared to the similar period ended March 31, 1999.

                                                                MARCH 31, 2000
                                                              VS. MARCH 31, 1999
                                                              ------------------
AVERAGE BALANCE SHEET ITEMS
  Commercial real estate, construction, agricultural and
     commercial loans.......................................        58.25%
  Loans, including held for sale............................        52.81
  Total assets..............................................        57.20
  Total deposits............................................        57.56

                                                                 QUARTER ENDED MARCH 31, 2000
                                                                      VS. MARCH 31, 1999
                                                              ----------------------------------
                                                              EXCLUDING GAIN    ACTUAL WITH GAIN
                                                                ON SALE OF         ON SALE OF
                                                              BRANCH IN 1999*    BRANCH IN 1999
                                                              ---------------   ----------------
INCOME STATEMENT ITEMS
  Net interest income after provision for loan loss (TE)....       44.26%             44.26%
  Noninterest income........................................       21.21             (29.06)
  Noninterest expense.......................................       36.75              36.75
  Net income................................................       49.13              25.91
  Diluted earnings per share................................       45.28              22.67

---------------
(TE) Tax-equivalent basis at 35%

   * See preceding discussion of gain on sale of branch included in noninterest income in the quarter ended March 1999.

     CIB Marine achieved this growth by focusing on the development of banking relationships with small to medium-sized businesses, through the opening of new banks and branches, and through the completion of certain acquisitions. In 1999 CIB Marine established Marine Bank-Omaha, opened five banking facilities and purchased three banking facilities. On March 29, 1999 CIB Marine purchased two banking facilities, one in Arlington Heights and one in Mount Prospect, both of which are in the Chicago metropolitan market. CIB Marine assumed $115.8 million in deposits as a result of the purchase of these two facilities. On September 24, 1999 CIB Marine purchased a banking facility in Zion, Illinois and assumed $28.2 million of deposits. CIB Marine also sold one branch facility in Charleston, Illinois on February 26, 1999, along with $14.4 million in loans and $12.2 million in deposits.

     The table below and on the following page sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the unaudited consolidated financial statements, including the related notes.

                          CIB MARINE BANCSHARES, INC.
                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                                AT OR FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
SELECTED STATEMENT OF INCOME DATA:
Interest and dividend income:
  Loans.....................................................    $   33,753       $   20,662
  Loans held for sale.......................................            40               90
  Securities:
    Taxable.................................................         4,716            2,782
    Tax-exempt..............................................           789              382
    Dividends...............................................           125               51
  Federal funds sold........................................            92               48
                                                                ----------       ----------
         Total interest and dividend income.................        39,515           24,015
                                                                ----------       ----------
Interest expense:
  Deposits..................................................        20,810           11,979
  Short-term borrowings.....................................         1,507              144
  Long-term borrowings......................................           266              250
  Guaranteed trust preferred securities.....................            27               --
                                                                ----------       ----------
         Total interest expense.............................        22,610           12,373
                                                                ----------       ----------
         Net interest income................................        16,905           11,642
Provision for loan loss.....................................         2,360            1,486
                                                                ----------       ----------
         Net interest income after provision for loan
           loss.............................................        14,545           10,156
                                                                ----------       ----------
Noninterest income
  Banking and trust service fees............................         1,228            1,130
  Gain on sale of branch....................................            --              805
  Other.....................................................           149                6
                                                                ----------       ----------
         Total noninterest income...........................         1,377            1,941
                                                                ----------       ----------
Noninterest expense:
  Salaries and employee benefits............................         6,049            4,685
  Equipment.................................................           571              511
  Occupancy and premises....................................           966              644
  Professional services.....................................           344              219
  Advertising/marketing.....................................           276              152
  Amortization of intangibles...............................           349              101
  Other.....................................................         1,344              927
                                                                ----------       ----------
         Total noninterest expense..........................         9,899            7,239
                                                                ----------       ----------
Income before income taxes..................................         6,023            4,858
Income tax expense..........................................         2,092            1,736
                                                                ----------       ----------
         Net income.........................................    $    3,931       $    3,122
                                                                ==========       ==========
PER SHARE DATA:
  Basic earnings............................................    $    35.77       $    29.14
  Diluted earnings..........................................         35.35            28.82
  Dividends.................................................            --               --
  Book value (at end of period).............................      1,514.31         1,369.74
SELECTED FINANCIAL CONDITION DATA:
  Securities................................................    $  392,738       $  280,081
  Loans, including held for sale............................     1,529,656        1,011,244
  Total assets..............................................     2,008,951        1,361,342
  Deposits..................................................     1,692,451        1,173,791
  Borrowings, including trust preferred securities..........       133,647           30,835
  Stockholders' equity......................................       168,385          146,772

                                                                AT OR FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
SELECTED FINANCIAL RATIOS AND OTHER DATA:
  PERFORMANCE RATIOS:
    Net interest margin(1)..................................          3.78%            4.07%
    Net interest rate spread(2).............................          3.16             3.27
    Noninterest income to average assets....................          0.29             0.65
    Noninterest expense to average assets...................          2.08             2.41
    Net overhead ratio(3)...................................          1.78             1.76
    Efficiency ratio(4).....................................         52.85            52.36
    Return on average assets(5).............................          0.82             1.04
    Return on average equity(6).............................          9.65             8.71
  ASSET QUALITY RATIOS:
    Nonaccrual loans to loans, including held for sale......          0.50%            0.43%
    Allowance for loan loss to loans, including held for
     sale...................................................          1.17             1.15
    Allowance for loan loss to nonperforming assets.........        204.36           270.79
    Net charge-offs to average loans including held for
     sale...................................................          0.02             0.05
    Nonperforming assets to total assets(7).................          0.44             0.32
    Nonaccrual loans and 90+ days past due loans to loans,
     including held
      for sale..............................................          0.68             0.88
    Nonaccrual loans and 90+ days past due loans to total
     assets.................................................          0.52             0.65
    Nonperforming assets and 90+ days past due loans to
     total assets...........................................          0.57             0.65
    Allowance as a percent of nonperforming assets and 90+
     days past
      due loans.............................................        155.19           131.22
  BALANCE SHEET RATIOS:
    Average loans to average deposits.......................         89.63%           92.42%
    Average interest-earning assets to average
     interest-bearing liabilities...........................        112.64           119.00
  CAPITAL RATIOS:
    Total equity to total assets............................          8.38%           10.78%
    Total risk-based capital ratio..........................         10.32            12.66
    Tier 1 risk-based capital ratio.........................          9.32            11.65
    Leverage capital ratio..................................          8.78            11.10

  OTHER DATA
    Number of employees (FTE)...............................           536              435
    Number of banking facilities............................            40               31
    Trust assets under administration.......................    $  136,873       $  114,234
    Shares outstanding at the end of period.................       111,196          107,153
    Weighted average shares outstanding -- basic............       109,899          107,153
    Weighted average shares outstanding -- diluted..........       111,189          108,327

---------------
(1) Net interest margin is net interest income divided by average interest-earning assets.

(2) Net Interest rate spread is the yield on average interest-earning assets less rate on average interest bearing-liabilities.

(3) The net overhead ratio is noninterest expense minus noninterest income divided by average total assets.

(4) The efficiency ratio is noninterest expense divided by the sum of net interest income (on a tax equivalent basis: 35% ) plus noninterest income excluding gains and losses on securities.

(5) Return on average assets is net income divided by average total assets.

(6) Return on average equity is net income divided by average common equity.

(7) Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property.

NET INTEREST INCOME

     Net interest income is the most significant component of CIB Marine's earnings. Net interest income is the difference between interest earned on CIB Marine's income-producing assets and interest paid on deposits and other borrowed funds. The amount of CIB Marine's net interest income is affected by several factors, including interest rates and the volume and relative mix of earning assets and interest-bearing liabilities. Although management of CIB Marine can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond management's control.

     The following table sets forth information for the three-month periods ended March 31, 2000 and March 31, 1999 regarding average balances, interest income and interest expense and average rates earned or paid for each of CIB Marine's major asset and liability categories, and for total liabilities and stockholders' equity. The following table expresses interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax-equivalent adjustment was based on CIB Marine's effective federal income tax rate of 35%.

                                                              QUARTER ENDED                           QUARTER ENDED
                                                             MARCH 31, 2000                          MARCH 31, 1999
                                                  -------------------------------------   -------------------------------------
                                                   AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                                   BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                                  ----------   -----------   ----------   ----------   -----------   ----------
ASSETS                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS (TE)
Securities
  Taxable.......................................  $  318,712     $ 4,841        6.11%     $  193,574     $ 2,833        5.94%
  Tax-exempt....................................      64,041       1,213        7.62          30,303         588        7.87
                                                  ----------     -------       -----      ----------     -------        ----
  Total securities..............................     382,753       6,054        6.36         223,877       3,421        6.20
Loans(1)
  Commercial and agricultural...................   1,406,008      32,696        9.35         888,450      19,368        8.84
  Real estate...................................      36,583         773        8.50          39,017         847        8.80
  Installment and other consumer................      14,786         309        8.41          22,212         479        8.75
                                                  ----------     -------       -----      ----------     -------        ----
  Total loans...................................   1,457,377      33,778        9.32         949,679      20,694        8.84
Federal funds sold..............................       6,078          92        6.09           3,775          48        5.16
Loans held for sale.............................       1,836          40        8.76           5,235          90        6.97
                                                  ----------     -------       -----      ----------     -------        ----
Total interest-earning assets (TE)..............   1,848,044     $39,964        8.70%      1,182,566     $24,253        8.32%
                                                                 -------       -----                     -------        ----
NONINTEREST-EARNING ASSETS
Cash and due from banks.........................      19,163                                  12,047
Premises and equipment..........................      21,969                                  15,410
Allowance for loan loss.........................     (16,856)                                (11,138)
Accrued interest and other assets...............      44,246                                  20,299
                                                  ----------                              ----------
  Total noninterest-earning assets..............      68,522                                  36,618
                                                  ----------                              ----------
  Total Assets..................................  $1,916,566                              $1,219,184
                                                  ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits
  Interest-bearing demand deposits..............  $   46,521     $   310        2.68%     $   37,282     $   237        2.58%
  Money market..................................     171,418       2,163        5.08          84,790         934        4.47
  Other savings deposits........................      37,320         290        3.13          28,390         225        3.21
  Time Deposits of $100,000 or more.............     452,902       6,927        6.15         245,439       3,186        5.26
  Time Deposits.................................     819,976      11,120        5.45         566,479       7,397        5.30
                                                  ----------     -------       -----      ----------     -------        ----
  Total interest-bearing deposits...............   1,528,137      20,810        5.48         962,380      11,979        5.05
Borrowings -- short-term........................      91,890       1,507        6.60          10,828         144        5.39
Borrowings -- long-term.........................      19,625         266        5.45          20,533         250        4.94
Guaranteed trust preferred securities...........         989          27       10.98              --          --          --
                                                  ----------     -------       -----      ----------     -------        ----
  Total borrowed funds..........................     112,504       1,800        6.43          31,361         394        5.10
  Total interest-bearing liabilities............   1,640,641     $22,610        5.54         993,741     $12,373        5.05
                                                                 -------       -----                     -------        ----
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits.............      99,843                                  70,860
Accrued interest and other liabilities..........      12,319                                   9,202
                                                  ----------                              ----------
  Total noninterest-bearing liabilities.........     112,162                                  80,062
                                                  ----------                              ----------
STOCKHOLDERS' EQUITY............................     163,763                                 145,381
                                                  ----------                              ----------
  Total liabilities and stockholders' equity....  $1,916,566                              $1,219,184
                                                  ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST RATE
  SPREAD(2).....................................                 $17,354        3.16                     $11,880        3.27
                                                                 =======       -----                     =======        ----
NET INTEREST MARGIN (TE)(3).....................                                3.78%                                   4.07%
                                                                               =====                                    ====

---------------
(TE) - Tax Equivalent Basis, 35%

(1) Loan balance totals include non-accrual loans.

(2) Net interest rate spread is the yield on average interest-earning assets less rate on average interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

     Net interest income on a tax-equivalent basis was $17.4 million for the quarter ended March 31, 2000, representing an increase of 46.1% from net interest income of $11.9 million for the first quarter of 1999. The increase in the volume of earning assets, and the liabilities to fund these assets, accounted for the majority of the increases in net interest income and was partially offset by an 11 basis point reduction in the interest rate spread between the comparable three month periods.

     The following table presents an analysis of changes, on a tax-equivalent basis, in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                                                  QUARTER ENDED MARCH 31, 2000 COMPARED TO
                                                                      QUARTER ENDED MARCH 31, 1999 (1)
                                                               -----------------------------------------------
                                                               INCREASE (DECREASE)
                                                                DUE TO CHANGE IN
                                                               -------------------
                                                               VOLUME        RATE        TOTAL        % CHANGE
                                                               ------       ------       ------       --------
                                                                           (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable...................................       $1,921       $   87       $2,008         70.88%
Securities -- tax-exempt................................         644           (19)         625        106.29
                                                               ------       ------       ------        ------
         Total Securities...............................       2,565            68        2,633         76.97
Commercial and agricultural.............................       12,123        1,205       13,328         68.81
Real estate.............................................         (48)          (26)         (74)        (8.74)
Installment and other consumer..........................        (152)          (18)        (170)       (35.49)
                                                               ------       ------       ------        ------
         Total Loans (including fees)...................       11,923        1,161       13,084         63.23
Federal funds sold......................................          34            10           44         91.67
Loans held for sale.....................................         (69)           19          (50)       (55.56)
                                                               ------       ------       ------        ------
         TOTAL INTEREST INCOME (TE).....................       14,453        1,258       15,711         64.78%
                                                               ------       ------       ------        ------
INTEREST EXPENSE
Interest-bearing demand deposits........................          63            10           73         30.80%
Money market............................................       1,084           145        1,229        131.58
Other savings deposits..................................          71            (6)          65         28.89
Time deposits of $100,000 or more.......................       3,119           622        3,741        117.42
Other time deposits.....................................       3,489           234        3,723         50.33
                                                               ------       ------       ------        ------
         Total Deposits.................................       7,826         1,005        8,831         73.72
Borrowings -- short term................................       1,324            39        1,363        946.53
Borrowings -- long term.................................         (11)           27           16          6.40
Guaranteed trust preferred securities...................          27            --           27           N/A
                                                               ------       ------       ------        ------
         Total Borrowed Funds...........................       1,340            66        1,406        356.85
                                                               ------       ------       ------        ------
         TOTAL INTEREST EXPENSE.........................       9,166         1,071       10,237         82.74
                                                               ------       ------       ------        ------
NET INTEREST INCOME (TE)................................       $5,287       $  187       $5,474         46.08%
                                                               ======       ======       ======        ======

---------------

(TE) Tax Equivalent Basis

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     Interest Income. For the first quarter of 2000 total interest income was $39.5 million, which was 64.5% higher than the interest income of $24.0 million for the first quarter of 1999. The primary reason for the increase in interest income was the increase in the volume of CIB Marine's average earning assets. Average earning assets during the first quarter of 2000 increased by 56.3% to $1.9 billion from $1.2 billion in the first quarter of 1999. A 38 basis point increase in the average interest rates earned on interest-earning assets also contributed to the increase in interest income from the comparable quarter of 1999. The increase in the average interest rates earned was primarily the result of a gradual increase in market interest rates beginning in the second quarter of 1999.

     Interest earned on loans is the largest component of total interest earned and represented 85.5% and 86.4% of total interest earned in the first quarters of 2000 and 1999, respectively. Interest earned on securities in CIB Marine's portfolio accounted for the majority of the remaining balance in total interest earned.

     Interest Expense. Total interest expense for the first quarter of 2000 increased by 82.7% to $22.6 million from $12.4 million for the first quarter of 1999. This increase was due to a $646.9 million, or 65.1%, increase in the volume of average interest-bearing liabilities and a 49 basis point increase in the average interest rate paid on interest-bearing liabilities. Average interest-bearing deposits represented $565.8 million or, 87.5%, of the increase in interest-bearing liabilities and the remaining increase was primarily due to an $81.1 million increase in average short-term borrowings.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense was 79.8% and 85.5% for the first three months of 2000 and 1999, respectively. The increase in interest expense on time deposits, including time deposits of $100,000 or more, is primarily due to a $461.0 million or 56.8% increase in the average outstanding balance of these deposits during the first quarter of 2000 as compared to the same period in the previous year. Also contributing to the increase was a 41 basis point increase in the weighted average interest rate paid on these deposits, due primarily to an increasing interest rate environment. CIB Marine has used these types of deposits to fund a large portion of the growth in its loan portfolio.

     CIB Marine's interest rate spread, was 3.16% and 3.27% for the first quarters of 2000 and 1999, respectively. The net interest margin was 3.78% and 4.07% for the first quarters of 2000 and 1999, respectively.

PROVISION FOR LOAN LOSS AND ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an adequate allowance for loan loss. CIB Marine maintains an allowance for loan loss to absorb an estimate of probable losses inherent in the loan and lease portfolio. The provision for loan loss was $2.4 million for the first quarter of 2000 as compared to $1.5 million for the first quarter of 1999. At March 31, 2000 the allowance for loan loss was $17.9 million, or 1.17% of total loans outstanding, as compared to $15.8 million and 1.14%, respectively, at December 31, 1999. A significant portion of the increase in the provision was the result of the growth in the loan portfolio. CIB Marine increases the allowance by the amount of the provision for loan loss as well as recoveries of previously charged-off loans and decreases the allowance by the amount of loan charge-offs. The methodology for assessing the adequacy of the allowance consists of several key elements, which include estimates for general, specific and unallocated reserves.

     The general reserves are calculated by applying a general loss ratio to outstanding loans and leases. The general loss ratios vary by loan type and the internal credit risk grade. Changes in internal credit risk grades and in general loss ratios affect the amount of the general reserves. General loss ratios are based on historical loss experience of CIB Marine and the industry. These ratios may be adjusted for significant factors that, in CIB Marine's judgment, affects the collectibility of the portfolio as of the evaluation date, including general changes in the loan and lease portfolio and in economic conditions.

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

     The following table summarizes the changes in the allocation of the allowance for loan loss.

                                                                    QUARTER ENDED
                                                                ----------------------
                                                                MARCH 31,    MARCH 31,
                                                                  2000         1999
                                                                ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD..............................     $15,813      $10,657
LOANS CHARGED-OFF
Commercial..................................................         (33)        (333)
Agricultural................................................          --           --
Real estate
  1-4 family................................................         (14)         (47)
  Commercial................................................        (150)        (100)
  Construction..............................................          --           --
Consumer....................................................         (43)         (27)
Credit card.................................................         (20)          (2)
Other.......................................................          --           --
                                                                 -------      -------
          TOTAL CHARGED-OFF.................................        (260)        (509)
                                                                 -------      -------
RECOVERIES OF LOANS CHARGED-OFF
Commercial..................................................           4           10
Agricultural................................................          --           --
Real estate
  1-4 family................................................          --           --
  Commercial................................................          --           --
  Construction..............................................          --            8
Consumer....................................................           8           19
Credit card.................................................          --           --
Other.......................................................          --           --
                                                                 -------      -------
          TOTAL RECOVERIES..................................          12           37
                                                                 -------      -------
NET LOANS CHARGED-OFF.......................................        (248)        (472)
Provision for loan loss.....................................       2,360        1,486
                                                                 -------      -------
BALANCE AT END OF PERIOD....................................     $17,925      $11,671
                                                                 =======      =======

     Increases in the provision and the allowance were primarily related to the increase in average loans outstanding between the periods. Total charge-offs for the first quarter of 2000 were $0.3 million as compared to $0.5 million for the first quarter of 1999. Recoveries for each of these quarters were below $0.1 million. Commercial real estate loans accounted for $0.2 million, or 57.7%, of the charge-offs in the quarter ended in March 31, 2000 and $0.1 million or, 19.6%, of the charge-offs in the first quarter of 1999. Commercial loans accounted for $0.03 million, or 12.7%, of the charge-offs in the quarter ended in March 31, 2000 and $0.3 million, or 65.4%, of the charge-offs in the first quarter of 1999.

NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan. A loan is classified as restructured when the interest rate is reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Foreclosed property represents properties acquired by CIB Marine through loan defaults by customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

                                                              AT OR FOR THE QUARTER ENDED
                                                        ----------------------------------------
                                                        MARCH 31,     DECEMBER 31,    MARCH 31,
                                                           2000           1999           1999
                                                        ----------    ------------    ----------
                                                                 (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
Nonaccrual Loans
  Commercial..........................................  $    2,141      $  1,298      $    1,276
  Agricultural........................................          --            --              --
  Real estate
     1-4 family.......................................         456           566             110
     Commercial.......................................       1,975           798           2,181
     Construction.....................................       2,967           180             280
  Consumer............................................         124           161             102
  Credit card.........................................          --            --              --
  Other...............................................          --            --             361
                                                        ----------      --------      ----------
       Total nonaccrual loans.........................       7,663         3,003           4,310
                                                        ----------      --------      ----------
Foreclosed property...................................       1,097         1,099              --
Restructured loans....................................          11           268              --
                                                        ----------      --------      ----------
       Total nonperforming assets.....................  $    8,771      $  4,370      $    4,310
                                                        ==========      ========      ==========
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
  Commercial..........................................  $    2,562      $  1,079      $    2,474
  Agricultural........................................          --            --              --
  Real estate
     1-4 family.......................................         134           126             393
     Commercial.......................................          41         1,421             767
     Construction.....................................          --           850             850
  Consumer............................................          19            16              54
  Credit card.........................................          23             9              20
  Other...............................................          --            13              26
                                                        ----------      --------      ----------
       Total 90 days or more past due and still
          accruing....................................  $    2,779      $  3,514      $    4,584
                                                        ==========      ========      ==========
Allowance for loan loss...............................  $   17,925      $ 15,813      $   11,671
Loans at end of period, including held for sale.......   1,529,656     1,389,979       1,011,244
Average loans, including held for sale................   1,459,213     1,106,742         954,914
RATIOS
Ratio of allowance to loans...........................        1.17%         1.14%           1.15%
Ratio of net loans charged-off to average loans.......        0.02          0.09            0.05
Ratio of recoveries to loans charged-off..............        4.50         12.48            7.27
Nonaccrual loans as a percent of loans................        0.50          0.22            0.43
Nonperforming assets as a percent of total assets.....        0.44          0.24            0.32
Foreclosed properties as a percent of loans...........        0.07          0.08            0.00
Allowance as a percent of nonaccrual loans............      233.91        526.57          270.79
Allowance as a percent of nonperforming assets........      204.36        361.85          270.79
Nonaccrual loans and 90 (LOGO) days past due loans as
  a percent of loans..................................        0.68          0.47            0.88
Nonaccrual loans and 90 (LOGO) days past due loans as
  a percent of total assets...........................        0.52          0.36            0.65
Nonperforming assets and 90 (LOGO) days past due loans
  as a percent of total assets........................        0.57          0.43            0.65
Allowance as a percent of nonperforming assets and 90
  (LOGO) days past due loans..........................      155.19        200.57          131.22

     Total nonaccrual loans were $7.7 million at March 31, 2000, $3.0 million at December 31, 1999, and $4.3 million at March 31, 1999. The increase from December 31, 1999 to March 31, 2000 was primarily the result of a $3.8 million borrowing relationship being placed on nonaccrual after December 31, 1999 and loans with outstanding balances of approximately $2.0 million which were classified as over 90 days and still accruing as of December 31, 1999 placed in nonaccrual status at March 31, 2000.

     The $3.8 million borrowing relationship classified as nonaccrual included commercial real estate loans to an entity with outstanding balances of $3.0 million and real estate and equipment loans totaling $0.8 million. These loans were over 60 days past due as of December 31, 1999. This start up company has not yet become profitable or generated positive cash flows as anticipated. Prior to December 31, 1999, the entity's losses were voluntarily funded by equity contributions by the principals. As of February 29, 2000 the loans were over 90 days past due and the principals indicated they did not intend to make further equity contributions. In March of 2000, CIB Marine increased the loan balance by $0.3 million in order to cure other borrower defaults relating to the collateral and charged off $0.2 million of this loan. In April 2000, CIB Marine completed a voluntary asset turnover and transferred the balance, the approximate net realizable value, to foreclosed properties.

     The ratio of nonaccrual loans to total loans was 0.50%, 0.22% and 0.43% at March 31, 2000, December 31, 1999 and March 31, 1999, respectively. Foreclosed property was $1.1 million at both March 31, 2000 and December 31, 1999, the majority of which represented one property acquired after the default of a $1.6 million commercial real estate loan. CIB Marine did not have any foreclosed property at March 31, 1999. Impaired loans were $6.0 million, $1.9 million and $3.8 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively. Nonaccrual loans represented approximately 85.2%, 100.0% and 100.0% of the impaired loan balances at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

     Loans 90 days or more past due and still accruing are delinquent loans with respect to the payment of principal and/or interest, and which management still believes all contractual principal and interest amounts due will be collected. CIB Marine had $2.8 million in loans 90 days or more past due and still accruing at March 31, 2000, $3.5 million at December 31, 1999 and $4.6 million at March 31, 1999. Accrued interest on loans 90 days past due or more and still accruing as of March 31, 2000 was $0.1 million. The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 0.57% at March 31, 2000, 0.43% at December 31, 1999 and 0.65% at March 31, 1999.

NONINTEREST INCOME

     Noninterest income for the first quarter of 2000 was $1.4 million, representing a 29.1% decrease from the first quarter of 1999. Excluding the $0.8 million gain on the sale of a branch facility in Charleston, Illinois in March 1999, noninterest income in the first quarter of 2000 increased $0.2 million, or 21.2%, from the first quarter of 1999. This increase was primarily a result of a $0.1 million increase in deposit service charges and a $0.1 million increase in other noninterest income which was primarily due to reimbursement of collection-related expenses incurred in prior years.

     Loan fee income decreased $0.1 million from the first quarter of 1999 to the first quarter of 2000. Fees associated with the origination and subsequent sales of residential first mortgage loans decreased $0.2 million, or 52.1%, as a result of a 52.2% reduction in origination volumes due to higher market interest rates. Fees from standby letters of credit increased by $0.1 million due to an increase in volume. Late charges increased $0.1 million mostly due to unaccrued fees received on two previously delinquent loans which were paid off in the quarter.

NONINTEREST EXPENSE

     Total noninterest expense increased $2.7 million, or 36.8% to $9.9 million in the first quarter of 2000 from $7.2 million in the first quarter of 1999. This increase was primarily a result of CIB Marine's growth, including internal growth and the acquisition and opening of new branch facilities and banks.

     Salaries and employee benefits expense was $6.0 million in the first quarter of 2000, as compared to $4.7 million in the first quarter of 1999, an increase of 29.1%. The increase in salaries and benefits is the result of a number of factors, including the hiring of personnel to staff the new facilities, the hiring of additional personnel and increases in the salaries of existing personnel. As a result of CIB Marine's growth, the total number of full-time equivalent employees increased to 536 at March 31, 2000 from 503 at December 31, 1999 and 435 at March 31, 1999, representing increases of 6.6% and 23.2% for the three and twelve month periods, respectively.

     Occupancy and premises expense increased by $0.3 million, or 50.1%, from the first quarter of 1999 to the first quarter of 2000, primarily as a result of the new bank and branch facilities. Amortization of intangible assets expense increased $0.2 million, or 244.3%, from the first quarter of 1999 to the first quarter of 2000. This increase was mostly due to intangible asset increases of $9.5 million relating to the two banking offices purchased in March 1999 and $2.0 million for the banking office purchased in September 1999.

     CIB Marine's efficiency ratios were 52.85% and 52.36% for the first quarters of 2000 and 1999, respectively. Excluding the gain on the branch sale, the efficiency ratio for the first quarter of 1999 would have been 55.60%. Total noninterest expense as a percentage of average assets was 2.08% for the quarter ended March 31, 2000 and 2.41% for the quarter ended March 31, 1999.

INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting.

FINANCIAL CONDITION

SECURITIES

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                                        AT MARCH 31, 2000    AT DECEMBER 31, 1999
                                                       -------------------   ---------------------
                                                                  YIELD TO               YIELD TO
                                                        AMOUNT    MATURITY    AMOUNT     MATURITY
                                                       --------   --------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies...........................  $ 71,893     6.27%    $ 73,940       6.10%
Obligations of states and political subdivisions.....    62,459     7.26       57,679       7.04
Other notes and bonds................................       450     7.10          450       7.11
Mortgage backed securities...........................    16,999     6.68       14,821       6.97
                                                       --------    -----     --------      -----
          Total Securities Held To Maturity..........   151,801     6.72      146,890       6.56
                                                       --------    -----     --------      -----
AVAILABLE FOR SALE
U.S. Government & Agencies...........................   216,768     5.85      190,585       5.83
Obligations of states and political subdivisions.....     3,738    11.19        3,735      10.49
Other notes and bonds................................     3,606     6.02        2,107       6.80
Mortgage backed securities...........................    17,397     6.01       18,821       6.04
Federal Home Loan Bank stock.........................     3,395     7.00        4,482       6.50
Other equities.......................................        37      N/A           37        N/A
                                                       --------    -----     --------      -----
Securities Available for Sale Before SFAS 115
  Adjustment.........................................   244,941     5.96      219,767       5.95
                                                       --------    -----     --------      -----
TOTAL SECURITIES BEFORE SFAS 115 ADJUSTMENT..........   396,742     6.25%     366,657       6.20%
                                                                   =====                   =====
SFAS 115 Available For Sale Market Value
  Adjustment.........................................    (4,004)               (3,307)
                                                       --------              --------
TOTAL SECURITIES.....................................  $392,738              $363,350
                                                       ========              ========

     Total securities outstanding at March 31, 2000 were $392.7 million, an increase of 8.1%, as compared to $363.4 million at December 31, 1999. The increase in the securities portfolio was directly related to CIB Marine's growth during this period. The ratio of total securities to total assets was 19.5% at March 31, 2000 as compared to 19.9% at December 31, 1999. Because CIB Marine's securities portfolio is one of its sources of liquidity, CIB Marine has increased the size of its portfolio as total assets have increased. The ratio of available for sale securities to total assets was 12.0% at March 31, 2000, as compared to 11.9% at December 31, 1999.

     The mix of securities in CIB Marine's portfolio has remained relatively constant during the past three years. Ignoring SFAS No. 115 market value adjustments, at March 31, 2000 and December 31, 1999, U.S. Government and Agency securities represented 72.8% and 72.1% of the portfolio, respectively, mortgage backed securities represented 8.7% and 9.2% of the portfolio, respectively, and obligations of states and political subdivisions, most of which are general obligations of states or political subdivisions of states in which CIB Marine's subsidiaries are located, represented 16.7% of the portfolio at both dates.

     As of March 31, 2000, $240.9 million, or 61.3%, of the securities portfolio was classified as available for sale and $151.8 million, or 38.7%, of the portfolio was classified as held to maturity. At December 31, 1999, these ratios were 59.6% and 40.4%, respectively. Securities available for sale increased $24.5 million, or 11.3%, from December 31, 1999 to March 31, 2000, while securities held to maturity increased $4.9 million, or 3.3%.

     On March 31, 2000, the net unrealized loss of the available for sale securities was $4.0 million, as compared to a net unrealized loss of $3.3 million at December 31, 1999. The decrease in the unrealized value of these securities over the first three months of 2000 was a direct result of increases in market interest rates offered on similar investments.

LOANS

     Loans, net of the allowance for loan loss, were $1.5 billion at March 31, 2000, an increase of $138.2 million, or 10.1%, from $1.4 billion at December 31, 1999, and represented 75.2% of CIB Marine's total assets at both March 31, 2000 and December 31, 1999. Most of the increase was in commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 94.9% of gross loans at March 31, 2000 and 94.5% of gross loans at December 31, 1999. These increases are consistent with CIB Marine's strategy to focus on establishing banking relationships with small to medium sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                           MARCH 31, 2000        DECEMBER 31, 1999       MARCH 31, 1999
                                         -------------------    -------------------    -------------------
                                                              (DOLLARS IN THOUSANDS)
Commercial and industrial............    $  500,613     32.7%   $  454,438     32.7%   $  284,771     28.3%
Agricultural.........................         4,973      0.3         5,973      0.4         7,032      0.7
Real estate
  1-4 family.........................        50,084      3.3        50,292      3.6        47,117      4.7
  Commercial.........................       703,616     45.9       646,484     46.5       514,479     51.1
  Construction.......................       249,544     16.3       214,251     15.4       125,019     12.4
Consumer.............................        12,185      0.8        13,152      0.9        15,763      1.6
Credit card loans....................         1,521      0.1         1,436      0.1         1,343      0.1
Other................................         9,721      0.6         5,486      0.4        12,131      1.2
                                         ----------    -----    ----------    -----    ----------    -----
          Total loans................     1,532,257    100.0%    1,391,512    100.0%    1,007,655    100.0%
                                                       =====                  =====                  =====
Deferred Loan Fees...................        (4,155)                (3,681)                (1,729)
Allowance for loan loss..............       (17,925)               (15,813)               (11,671)
                                         ----------             ----------             ----------
          Net loans..................    $1,510,177             $1,372,018             $  994,255
                                         ==========             ==========             ==========

 Credit Concentrations

     Pursuant to CIB Marine's loan policy, generally a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry exceeds 25% of the capital of CIB Marine. At March 31, 2000, CIB Marine had three borrowing relationships with individual borrowers or related groups of borrowers that exceeded 25% of the capital of CIB Marine. The total outstanding lending commitment associated with these three borrowing relationships, including lines of credit which have not been fully drawn as of March 31, 2000, was approximately $155.3 million. The aggregate principal amount actually drawn and outstanding at March 31, 2000, with respect to these borrowing relationships was approximately $113.5 million, or 7.4%, of CIB Marine's gross loans outstanding and 67.4% of CIB Marine's stockholders' equity balance as of that date. CIB Marine's largest commitment at March 31, 2000, was approximately $56.7 million, of which approximately $50.6 million was outstanding as of that date.

     In July 1999, one of CIB Marine's borrowers, who is also a stockholder of CIB Marine and whose total borrowing relationship exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock comprising a large part of this borrower's net worth. The decline in the value of this security has caused liquidity problems for this borrower with respect to its current obligations to CIB Marine and other lenders. As of March 31, 2000, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $37.8 million, which does not currently represent 25% of the capital of CIB Marine. The aggregate principal amount actually drawn and outstanding at March 31, 2000, with respect to this borrowing relationship was approximately $31.8 million and all such loans were current with respect to principal and interest. CIB Marine has renewed certain loans to this borrower since July 1999 based upon a credit evaluation at the time of renewal. As loans to this borrower become due, CIB Marine will evaluate the credit relationship at that time to determine whether to renew such loans.

     Since July 1999, CIB Marine has closely monitored this borrowing relationship including the collateral margins and cash flows. This borrower continues to work with CIB Marine to improve this borrowing relationship, including providing updated financial information so that CIB Marine can monitor and evaluate the credit risk of this relationship. Although CIB Marine estimates the value of the collateral securing this borrowing relationship currently exceeds the outstanding principal balance to this borrower, this borrowing relationship has recently become under-collateralized pursuant to the collateral requirements of CIB Marine's loan policy.

     In order to assess this borrower's liquidity needs, CIB Marine continues to monitor the borrower's obligations to other lenders and their collateral positions. In November 1999, two of these other lenders filed lawsuits to recover amounts due to them. On February 10, 2000, one of the lawsuits was dismissed. In April 2000, CIB Marine became aware of another lawsuit which was filed on March 28, 2000 by a third lender, to recover amounts due to them. The borrower is engaging in a voluntary and orderly disposition of certain of its assets to satisfy various obligations to CIB Marine and other lenders and to strengthen its liquidity position.

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

     In working with this borrower to address its liquidity problems, management determined that it was in the best interest of CIB Marine to provide this borrower with additional cash to help it meet its current obligations both to CIB Marine and to other lenders. On September 9, 1999, CIB Marine purchased from this borrower limited partnership interests in three private investment funds. CIB Marine paid $2.4 million for these limited partnership interests, of which, $1.0 million was used by the borrower to repay a loan from CIB Marine that was previously secured by an interest in one of these limited partnerships, $1.3 million was invested in a certificate of deposit at CIB Marine which was pledged to CIB Marine as additional collateral and

$0.1 million was paid to another lender. The certificate of deposit was reduced by $0.5 million during the fourth quarter of 1999 to reflect an adjustment to the purchase price. A description of this investment and the purchase price adjustment is included below under "Other Assets".

     At March 31, 2000, CIB Marine also had total borrowings within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $660.0 million, or 43.1% of gross loans and 391.9% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $125.7 million, or 8.2% of gross loans and 74.7% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $98.6 million, or 6.4% of gross loans outstanding and 58.6% of stockholders' equity.

     The loans and lines of credit described in this section are generally collateralized by commercial or multifamily real estate, other business collateral and/or personal property. Management has no reason to believe that each loan within these concentrations represent any greater risk of loss than CIB Marine's other loans that are similarly collateralized and underwritten.

OTHER ASSETS

     Other assets increased $2.6 million to $6.9 million at March 31, 2000 from $4.3 million at December 31, 1999. The majority of the increase was the result of a $1.7 million premium paid in February 2000 on a $25.0 million, FHLB advance and a $0.3 million capitalized underwriting fee incurred in the issuance of $10.0 million in trust preferred securities. Additional information regarding these items and the transactions that gave rise to them is available in the Borrowings and Trust Preferred Securities sections of this document.

     Other assets at March 31, 2000 and December 31, 1999 included a $2.3 million investment in three limited partnerships. In September 1999, CIB Marine purchased, at the holding company level, limited partnership interests in three private investment funds from one of its largest borrowers, who is also a stockholder of CIB Marine. CIB Marine engaged in this transaction primarily to provide this borrower with cash to meet its current obligations to CIB Marine. Additional information about this borrower and its loans from CIB Marine are discussed in "Loans-Credit Concentration."

     CIB Marine originally paid $2.4 million for the limited partnership interests based on the value of the underlying portfolio securities held by the private investment funds as of June 30, 1999. Pursuant to the terms of the purchase agreement, the price was to be adjusted to reflect the value of the investments as of September 30, 1999. During the fourth quarter of 1999, CIB Marine received from the borrower a $0.5 million purchase price adjustment. These funds are currently invested in both public and private equity securities. Two of the funds are focused on the environmental and waste-related industries and the other fund is focused on the health care, pharmaceutical, media and communication industries. Under the capital call provisions of one of the limited partnerships, CIB Marine contributed an additional $0.4 million on September 10, 1999. CIB Marine may also be required to invest up to an additional $2.4 million over the next 3 years pursuant to further capital calls.

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

DEPOSITS

     CIB Marine has experienced significant growth in deposits. Total deposits increased 10.7% to $1.7 billion on March 31, 2000, compared to $1.5 billion as of December 31, 1999.

     Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of time deposits to total deposits was 79.1% at March 31, 2000 and 76.9% at December 31, 1999. These percentages reflect CIB Marine's significant reliance on time deposits as a source of funding. Time deposits of $100,000 and over were $470.2 million at March 31, 2000 and $415.9 million at December 31, 1999, and represented 35.1% and 35.4% of total time deposits, respectively. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $94.0 million, or 7.2%, of total time deposits at March 31, 2000, and $80.7 million, or 6.9%, of total time deposits at December 31, 1999. Brokered time deposits included in time deposits of $100,000 and over were $86.6 million at March 31, 2000.

     At March 31, 2000, noninterest-bearing demand deposits were $98.2 million, interest-bearing demand deposits were $46.5 million and savings deposits were $209.0 million. These deposits were $98.6 million, $45.1 million and $209.3 million, respectively, at December 31, 1999.

BORROWINGS

     The following table sets forth information regarding selected categories of borrowings:

                                                        MARCH 31, 2000        DECEMBER 31, 1999
                                                      -------------------    --------------------
                                                      BALANCE    AVG RATE     BALANCE    AVG RATE
                                                      --------   --------    ---------   --------
                                                                (DOLLARS IN THOUSANDS)
Short-term borrowings:
Fed funds purchased.................................  $ 19,033     6.25%     $ 29,575      5.21%
Securities sold under repurchase agreements.........    17,058     5.88        27,129      5.49
Treasury, tax and loan note.........................       356     4.06           405      4.01
Federal Home Loan Bank..............................    25,600     5.84        26,400      5.16
Other borrowings....................................    26,850     7.93        29,710      8.48
                                                      --------    -----      --------      ----
          Total short-term borrowings...............    88,897     6.56       113,219      6.12
                                                      --------    -----      --------      ----
Long-term borrowings:
Federal Home Loan Bank..............................    34,750     5.72         9,750      4.98
Guaranteed trust preferred securities...............    10,000    10.88            --        --
                                                      --------    -----      --------      ----
          Total long-term borrowings................    44,750     6.87         9,750      4.98
                                                      --------    -----      --------      ----
          Total borrowings..........................  $133,647     6.66%     $122,969      6.03%
                                                      ========    =====      ========      ====

     At March 31, 2000, total borrowings were $133.6 million compared to $123.0 million at December 31, 1999, each representing 6.7% of total assets, respectively. Fed Funds purchased accounted for $19.0 million, or 14.2%, of total borrowings at March 31, 2000 and $29.6 million, or 24.1%, of total borrowings at December 31, 1999. Repurchase agreements accounted for $17.1 million, or 12.8%, of total borrowings at March 31, 2000, as compared to and $27.1 million, or 22.1%, of total borrowings at December 31, 1999. Federal Home Loan Bank advances accounted for $60.4 million, or 45.2%, as compared to $36.2 million, or 29.4%, of total borrowings at December 31, 1999. CIB Marine increased its utilization of these borrowings during 2000 in order to meet its short-term funding needs or when the terms on these products were more favorable than other types of funding.

     On February 25, 2000 CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008 with a net cost, including premium, of 7.05%. The premium amount was $1.7 million which is being amortized over the life of the borrowing. CIB Marine also entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008. CIB Marine pays a variable rate of interest at the one month LIBOR rate and earns a fixed rate of interest at 7.08%. CIB management believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

     CIB Marine also has a $30.0 million revolving line of credit with an unaffiliated commercial bank. At March 31, 2000, there was an outstanding balance on this line of credit in the amount of $26.9 million, as compared to $29.7 million at December 31, 1999. Substantially all of these funds were used to capitalize the subsidiary banks, to acquire branch facilities and to provide capital support for the internal growth of the subsidiary banks. The remaining funds were used for working capital.

GUARANTEED TRUST PREFERRED SECURITIES

     In March 2000, CIB Marine issued $10.0 million in cumulative guaranteed trust preferred securities through a wholly owned special-purpose trust. These securities qualify as Tier I equity capital for regulatory and risk-based capital purposes. Distributions on the securities are cumulative and are payable to the security holders semi-annually at a rate of 10.875% per annum. The obligations of the trust are fully and unconditionally guaranteed on a subordinated basis by CIB Marine. These securities are mandatorily redeemable upon their maturity on March 8, 2030 and are callable beginning March 8, 2010 at a premium, which premium declines ratably to par by 2020. Issuance costs of $0.3 million related to the securities are classified as other assets on the balance sheet and are being amortized over the expected life of the securities as an adjustment to interest expense. CIB Marine used the net proceeds of $9.7 million to reduce its debt at a non-affiliated bank.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     As described in a previous section, CIB Marine issued $10.0 million in trust preferred securities on March 23, 2000. For capital purposes, these securities qualify as Tier 1 equity capital for all regulatory and risk-based capital ratios.

     The risk-based capital information of CIB Marine at March 31, 2000 and December 31, 1999 is contained in the following table. The capital levels of CIB Marine and the subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. CIB Marine intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit CIB Marine's subsidiary banks to meet the credit needs of medium-sized commercial borrowers.

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
                                                                    (DOLLARS IN THOUSANDS)
RISK WEIGHTED ASSETS (RWA)..................................    $1,792,293        $1,618,852
                                                                ==========        ==========
AVERAGE ASSETS (QUARTER ONLY) (1)...........................    $1,902,769        $1,667,517
                                                                ==========        ==========
CAPITAL COMPONENTS
  Stockholders' equity......................................    $  168,385        $  161,335
  Guaranteed trust preferred securities.....................        10,000                --
  Less: disallowed intangibles..............................       (13,793)          (14,171)
  Add: unrealized loss on securities........................         2,462             2,034
                                                                ----------        ----------
TIER 1 CAPITAL..............................................       167,054           149,198
  Allowable allowance for loan loss.........................        17,925            15,813
                                                                ----------        ----------
          TOTAL RISK BASED CAPITAL..........................    $  184,979        $  165,011
                                                                ==========        ==========

                                                              MARCH 31, 2000
                                          -------------------------------------------------------
                                                               FOR CAPITAL
                                                                ADEQUACY        PROMPT CORRECTIVE
                                              ACTUAL            PURPOSES        ACTION PROVISIONS
                                          ---------------    ---------------    -----------------
                                          AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                          -------   -----    -------   -----    --------   ------
Total Capital (to RWA)..................  184,979   10.32%   143,383   8.00%    179,229    10.00%
Tier 1 Capital (to RWA).................  167,054    9.32%    71,692   4.00%    107,538     6.00%
Tier 1 Leverage (to Avg Assets).........  167,054    8.78%    76,111   4.00%     95,138     5.00%

                                                             DECEMBER 31, 1999
                                          -------------------------------------------------------
                                                               FOR CAPITAL
                                                                ADEQUACY        PROMPT CORRECTIVE
                                              ACTUAL            PURPOSES        ACTION PROVISIONS
                                          ---------------    ---------------    -----------------
                                          AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                          -------   -----    -------   -----    --------   ------
Total Capital (to RWA)..................  165,011   10.19%   129,508   8.00%    161,885    10.00%
Tier 1 Capital (to RWA).................  149,198    9.22%    64,754   4.00%     97,131     6.00%
Tier 1 Leverage (to Avg Assets).........  149,198    8.95%    66,701   4.00%     83,376     5.00%

---------------

(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     In March 2000, CIB Marine raised $3.4 million in additional capital pursuant to a private placement offering of its common stock. During April 2000, an additional $0.5 million was raised in this offering. The offering was closed on April 7, 2000. For additional information regarding this transaction, see
Part II "Other Information, Item 2, Changes in Securities and Use of Proceeds".

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funds available to fund various commitments, including loan demand, deposit withdrawals and other obligations and opportunities in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits and, to a much lesser extent, from other borrowings as discussed under "Borrowings." Additional sources of liquidity include cash and cash equivalents, federal funds, loans held for sale and the sale of securities.

     The following discussion should be read in conjunction with the statements of cash flows for the three months ended March 31, 2000, and March 31, 1999, contained in the unaudited consolidated financial statements.

     For the three months ended March 31, 2000, net cash provided by operating activities was $7.5 million, compared to $7.4 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, net cash used in investing activities was $173.4 million, as compared to $65.7 million for the three months ended March 31, 1999. The increase in cash used for investing activities during both periods was primarily due to the net increase in loans and securities purchases. During the first quarter of 1999 the purchase of branch assets and deposits provided $124.4 million in cash. Net cash provided by financing activities was $176.3 million and $67.8 million for the three months ended March 31, 2000 and 1999, respectively. Increases in deposits provided $164.0 million, or 92.0% of the net cash provided by financing activities for 2000.

     CIB Marine was able to meet its liquidity needs during the first quarter of 2000 and expects to meet these needs for the remainder of 2000.

YEAR 2000

     CIB Marine depends upon information technology in substantially all aspects of its ongoing operations and addressing Year 2000 concerns to protect CIB Marine from risks associated with it were of the highest importance. Because of the nature of the Year 2000 problem was such that there could be no complete assurance that it would be successfully resolved, a risk mitigation program was implemented, including a business resumption plan. The date change from 1999 to 2000 resulted in no known Year 2000 related issues that had a material effect on the operations or financial position of CIB Marine. CIB Marine is not aware of any significant problems experienced by its customers regarding year 2000 issues which resulted in financial deficiencies that could result in a customer's inability to repay their loans. Nevertheless, CIB Marine will continue to monitor its customers and suppliers, and other critical dates throughout the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 1999. For information regarding CIB Marine's market risks, refer to its 1999 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2000:

                                                             MARCH 31, 2000
                                   -------------------------------------------------------------------
                                     0-3         4-6        7-12        2-5       OVER 5
                                    MONTHS     MONTHS      MONTHS      YEARS      YEARS       TOTAL
                                   --------   ---------   ---------   --------   --------   ----------
                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans..........................  $819,979   $  70,307   $ 112,477   $479,485   $ 45,854   $1,528,102
  Securities.....................    19,608      30,858      38,308    258,541     45,423      392,738
  Federal funds sold.............    16,757          --          --         --         --       16,757
                                   --------   ---------   ---------   --------   --------   ----------
         Total interest-earning
           assets................   856,344     101,165     150,785    738,026     91,277    1,937,597
                                   --------   ---------   ---------   --------   --------   ----------
Interest-bearing liabilities:
  Time deposits..................   424,560     243,776     445,122    225,236         73    1,338,767
  Savings and interest bearing
    demand deposits..............   255,525          --          --         --         --      255,525
  Short-term borrowings..........    86,996         576       1,325         --         --       88,897
  Long-term borrowings...........        --          --          --         --     34,750       34,750
  Impact of interest rate swap...    25,000          --          --         --    (25,000)          --
Guaranteed trust preferred
  securities.....................        --          --          --         --     10,000       10,000
                                   --------   ---------   ---------   --------   --------   ----------
         Total interest-bearing
           liabilities...........  $792,081   $ 244,352   $ 446,447   $225,236   $ 19,823   $1,727,939
Interest sensitivity GAP (by
  period)........................    64,263    (143,187)   (295,662)   512,790     71,454      209,658
Interest sensitivity GAP
  (cumulative)...................    64,263     (78,924)   (374,586)   138,204    209,658      209,658
Cumulative Gap as a % of Total
  Assets.........................      3.20%      (3.93)%    (18.65)%     6.88%     10.44%

     The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in the short term U.S. prime rate of interest as of March 31, 2000 and December 31, 1999:

                                                                         BASIS POINT CHANGES
                                                               ---------------------------------------
                                                               +200        +100        -100       -200
                                                               -----       -----       ----       ----
MARCH 31, 2000
  Net Interest Income change over one year..............       (2.99)%     (1.49)%     1.40%      2.06%
                                                               =====       =====       ====       ====
DECEMBER 31, 1999
  Net Interest Income change over one year..............       (3.53)%     (1.77)%     1.54%      2.01%
                                                               =====       =====       ====       ====

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. Not Applicable

     b. Not Applicable

     c. During March 2000, CIB Marine sold 1,295 shares of its common stock at $2,593.77 per share for a total of $3.4 million pursuant to a private placement offering which commenced on March 24, 2000 and terminated on April 7, 2000. An additional 205 shares were sold during April 2000 in this offering for $0.5 million. The offering was made to a limited number of accredited investors and to CIB Marine's employee stock ownership plan, pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The aggregate offering amount was $5.0 million and no commissions or underwriting discounts were incurred by CIB Marine.

     d. Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     - Exhibit 11 -- Statement Re Computation of Earnings Per Share

     - Exhibit 27 -- Financial Data Schedule

     b. Reports on Form 8-K

     No reports on Form 8-K were filed by CIB Marine during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of May 2000.

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