Form 10-Q
period 2000-06-30
CIB MARINE BANCSHARES INC
filed 2000-08-11
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

                             N27 W24025 PAUL COURT,
                           PEWAUKEE, WISCONSIN 53072
               (Address of principal executive offices, Zip Code)

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

     At August 11, 2000, CIB Marine had 16,845,000 shares of common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                                (DOLLARS IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   20,349     $   21,941
  Federal Funds Sold........................................      13,882          2,157
                                                              ----------     ----------
          Total Cash and Cash Equivalents...................      34,231         24,098
                                                              ----------     ----------
Loans Held for Sale.........................................       4,506          2,148
Securities:
  Available for Sale, at fair value.........................     262,343        216,460
  Held to Maturity (approximate fair value of $135,735 and
     $145,122, respectively)................................     137,793        146,890
                                                              ----------     ----------
          Total Securities..................................     400,136        363,350
                                                              ----------     ----------
Loans.......................................................   1,612,215      1,387,831
  Less: Allowance for Loan Loss.............................     (19,607)       (15,813)
                                                              ----------     ----------
Net Loans...................................................   1,592,608      1,372,018
                                                              ----------     ----------
Premises and Equipment, net.................................      21,339         21,499
Accrued Interest Receivable.................................      16,588         13,141
Deferred Income Taxes.......................................      10,876          9,018
Goodwill and Core Deposit Intangibles, net..................      13,444         14,171
Foreclosed Properties.......................................       5,937          1,099
Other Assets................................................       6,980          4,298
                                                              ----------     ----------
          Total Assets......................................  $2,106,645     $1,824,840
                                                              ==========     ==========
LIABILITIES
Deposits:
  Noninterest-bearing Demand................................  $  107,057     $   98,642
  Interest-bearing Demand...................................      43,458         45,107
  Savings...................................................     207,254        209,333
  Time......................................................   1,426,350      1,175,374
                                                              ----------     ----------
          Total Deposits....................................   1,784,119      1,528,456
                                                              ----------     ----------
Short-term Borrowings.......................................      86,450        113,219
Accrued Interest Payable....................................      10,162          8,228
Accrued Income Taxes........................................         656            824
Other Liabilities...........................................       3,354          3,028
Long-term Borrowings........................................      34,750          9,750
Guaranteed Trust Preferred Securities.......................      10,000             --
                                                              ----------     ----------
          Total Liabilities.................................   1,929,491      1,663,505
                                                              ----------     ----------
STOCKHOLDERS' EQUITY
Common Stock, $1 par value; 50,000,000 Shares Authorized,
  16,845,000 and
  16,469,250 Issued and Outstanding, respectively...........      16,845         16,469
Capital Surplus.............................................     133,398        126,891
Retained Earnings...........................................      28,752         20,009
Accumulated Other Comprehensive Loss........................      (1,841)        (2,034)
                                                              ----------     ----------
          Total Stockholders' Equity........................     177,154        161,335
                                                              ----------     ----------
          Total Liabilities and Stockholders' Equity........  $2,106,645     $1,824,840
                                                              ==========     ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans....................................  $    37,895   $    23,193   $    71,648   $    43,854
Loans Held For Sale......................           81            78           121           168
Securities:
  Taxable................................        5,198         3,642         9,914         6,424
  Tax-exempt.............................          713           415         1,502           797
  Dividends..............................           53            51           178           102
Federal Funds Sold.......................          154            62           246           111
                                           -----------   -----------   -----------   -----------
          Total Interest and Dividend
            Income.......................       44,094        27,441        83,609        51,456
                                           -----------   -----------   -----------   -----------
INTEREST EXPENSE
Deposits.................................       23,190        13,769        44,000        25,749
Short-term Borrowings....................        1,533           330         3,040           476
Long-term Borrowings.....................          504           253           770           503
Trust Preferred Securities...............          274            --           300            --
                                           -----------   -----------   -----------   -----------
          Total Interest Expense.........       25,501        14,352        48,110        26,728
                                           -----------   -----------   -----------   -----------
          Net Interest Income............       18,593        13,089        35,499        24,728
Provision for Loan Loss..................        1,915         1,484         4,275         2,970
                                           -----------   -----------   -----------   -----------
          Net Interest Income After
            Provision for Loan Loss......       16,678        11,605        31,224        21,758
                                           -----------   -----------   -----------   -----------
NONINTEREST INCOME
Loan Fees................................          729           732         1,290         1,349
Deposit Service Charges..................          490           320           880           616
Other Service Fees.......................          198           109           320           191
Trust....................................          169           130           324           263
Gain on Sale of Branch...................           --            --            --           805
Other....................................          231            18           380            25
                                           -----------   -----------   -----------   -----------
          Total Noninterest Income.......        1,817         1,309         3,194         3,249
                                           -----------   -----------   -----------   -----------
NONINTEREST EXPENSE
Compensation and Employees Benefits......        6,475         4,796        12,524         9,481
Equipment................................          580           505         1,151         1,016
Occupancy and Premises...................          939           731         1,906         1,374
Professional Services....................          720           485         1,064           704
Advertising/Marketing....................          210           197           486           349
Amortization of Intangibles..............          350           242           699           343
Other....................................        1,357         1,155         2,701         2,079
                                           -----------   -----------   -----------   -----------
          Total Noninterest Expense......       10,631         8,111        20,531        15,346
                                           -----------   -----------   -----------   -----------
Income Before Income Taxes...............        7,864         4,803        13,887         9,661
Income Tax Expense.......................        2,678         1,658         4,770         3,394
                                           -----------   -----------   -----------   -----------
          NET INCOME.....................  $     5,186   $     3,145   $     9,117   $     6,267
                                           ===========   ===========   ===========   ===========
EARNINGS PER SHARE
Basic....................................  $      0.31   $      0.20   $      0.55   $      0.39
Diluted..................................         0.31          0.19          0.54          0.39
Weighted Average Shares -- Basic.........   16,710,684    16,074,764    16,597,788    16,073,862
Weighted Average Shares -- Diluted.......   16,918,728    16,259,289    16,798,617    16,254,194

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                        ACCUMULATED
                                              COMMON STOCK                                 OTHER
                                          --------------------                         COMPREHENSIVE
                                                         PAR     CAPITAL    RETAINED      INCOME       TREASURY
                                            SHARES      VALUE    SURPLUS    EARNINGS      (LOSS)        STOCK      TOTAL
                                          ----------   -------   --------   --------   -------------   --------   --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1998..............  16,072,950   $16,073   $120,381   $ 6,867       $   775       $   --    $144,096
Comprehensive Income:
Net Income..............................                                      6,267                                  6,267
Other Comprehensive Income:
  Unrealized Securities Holding Losses
    Arising During the Year.............                                                   (2,289)                  (2,289)
  Income Tax Effect.....................                                                      879                      879
                                                                            -------       -------                 --------
                                                                              6,267        (1,410)                   4,857
                                                                            -------       -------                 --------
Exercise of Stock Options...............       3,750         4         54        (4)                                    54
Non-Cash Compensation...................                               92                                               92
                                          ----------   -------   --------   -------       -------       ------    --------
BALANCE, JUNE 30, 1999..................  16,076,700   $16,077   $120,527   $13,130       $  (635)      $   --    $149,099
                                          ==========   =======   ========   =======       =======       ======    ========
BALANCE, DECEMBER 31, 1999..............  16,469,250   $16,469   $126,891   $20,009       $(2,034)      $   --    $161,335
Comprehensive Income:
Net Income..............................                                      9,117                                  9,117
Other Comprehensive Income:
  Unrealized Securities Holding Gains
    Arising During the Year.............                                                      310                      310
  Income Tax Effect.....................                                                     (117)                    (117)
                                                                            -------       -------                 --------
                                                                              9,117           193                    9,310
                                                                            -------       -------                 --------
Exercise of Stock Options...............      15,900        16        172       (16)                                   172
Common Stock Issuance...................     359,850       360      6,302      (358)                                 6,304
Non-Cash Compensation...................                               33                                               33
                                          ----------   -------   --------   -------       -------       ------    --------
BALANCE, JUNE 30, 2000..................  16,845,000   $16,845   $133,398   $28,752       $(1,841)      $   --    $177,154
                                          ==========   =======   ========   =======       =======       ======    ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income................................................   $   9,117     $   6,267
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
  Depreciation and Amortization.............................      (2,711)          574
  Non-Cash Compensation.....................................          33            92
  Provision for Loan loss...................................       4,275         2,970
  Originations of Loans Held for Sale.......................     (39,326)      (68,938)
  Purchases of Loans Held for Sale..........................     (27,980)           --
  Proceeds from Sale of Loans Held for Sale.................      64,948        74,270
  Deferred Tax Benefits.....................................      (2,143)       (2,296)
  Gain on Sale of Branch....................................          --          (805)
  Gain on Sale of Other Assets..............................        (304)           (4)
  Decrease in Interest Receivable and Other Assets..........      (4,104)       (2,059)
  Increase (Decrease) in Interest Payable and Other
     Liabilities............................................       2,260          (382)
                                                               ---------     ---------
          Net Cash Provided by Operating Activities.........       4,065         9,689
                                                               ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of Securities Available for Sale...............      20,512        19,604
  Maturities of Securities Held to Maturity.................      25,526        44,037
  Purchase of Securities Available for Sale.................     (60,009)      (97,602)
  Purchase of Securities Held to Maturity...................     (11,428)      (40,375)
  Proceeds from Sales of Securities Available for Sale......           3            --
  Repayments of Mortgage-Backed Securities Held to
     Maturity...............................................       2,757         3,023
  Repayments of Mortgage-Backed Securities Available for
     Sale...................................................       3,643         2,350
  Net Decrease (Increase) in other equities (including FHLB
     stock).................................................       1,027          (898)
  Purchase of Mortgage-Backed Securities Available for
     Sale...................................................     (10,731)       (3,505)
  Purchase of Mortgage-Backed Securities Held to Maturity...      (7,715)           --
  Net Increase in Loans.....................................    (228,314)     (212,088)
  Proceeds from Sale of Foreclosed Properties...............       1,323            --
  Proceeds from Sale of Fixed Assets........................          --             7
  Proceeds from Sale of Branch..............................          --         3,085
  Capital Expenditures......................................       1,164        (1,460)
  Purchase of Branch Assets and Deposits, net of Goodwill...          --       101,491
                                                               ---------     ---------
          Net Cash Used in Investing Activities.............    (262,242)     (182,331)
                                                               ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Deposits......................................     255,557       133,633
  Proceeds from Long-term Borrowings........................      23,346            --
  Proceeds from Issuance of Guaranteed Trust Preferred
     Securities.............................................       9,700            --
  Proceeds from Issuance of Common Stock....................       6,304            --
  Proceeds from Stock Options Exercised.....................         172            54
  Net (Decrease) Increase in Short-term Borrowings..........     (26,769)       41,135
                                                               ---------     ---------
          Net Cash Provided by Financing Activities.........     268,310       174,822
                                                               ---------     ---------
Net Increase in Cash and Cash Equivalents...................      10,133         2,180
Cash and Cash Equivalents, Beginning of Period..............      24,098        22,080
                                                               ---------     ---------
Cash and Cash Equivalents, End of Period....................   $  34,231     $  24,260
                                                               =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................   $  46,176     $  26,369
  Income Taxes..............................................       6,853         5,750
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Transfers of Loans to Foreclosed Properties...............       5,937            --

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s ("CIB Marine") 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine's financial condition, results of operations and cash flows as of and for the three and six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six-month periods ended June 30, 2000, are not necessarily indicative of results to be expected for the entire year.

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

     Reclassifications have been made to certain amounts as of December 31, 1999 and for the three and six-month periods ended June 30, 1999, to be consistent with classifications for 2000.

NOTE 2 -- STOCK SPLIT

     On June 29, 2000, CIB Marine announced a 150-for-1 stock split of its outstanding common stock to stockholders of record on July 1, 2000, to be effected in the form of a stock dividend. All share and per share data contained in this document have been restated to reflect the effect of this stock split.

NOTE 3 -- EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share.

                                                 QUARTER ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
NET INCOME...............................  $     5,186   $     3,145   $     9,117   $     6,267
                                           ===========   ===========   ===========   ===========
Weighted average shares outstanding:
  Basic..................................   16,710,684    16,074,764    16,597,788    16,073,862
     Effect of dilutive stock options
       outstanding.......................      208,044       184,525       200,829       180,332
                                           -----------   -----------   -----------   -----------
  Diluted................................   16,918,728    16,259,289    16,798,617    16,254,194
EARNINGS PER SHARE
  Basic..................................  $      0.31   $      0.20   $      0.55   $      0.39
     Effect of dilutive stock options
       outstanding.......................           --         (0.01)        (0.01)           --
                                           -----------   -----------   -----------   -----------
  Diluted................................  $      0.31   $      0.19   $      0.54   $      0.39
                                           ===========   ===========   ===========   ===========

NOTE 4 -- BUSINESS COMBINATIONS

     On February 26, 1999, CIB Marine sold a banking office in Charleston, Illinois along with $14.4 million of loans and $12.2 million of deposits. The transaction was accounted for as a sale. The net proceeds were

$3.1 million and the $0.8 million gain on the transaction is reflected as a component of noninterest income in the Unaudited Consolidated Statement of Income.

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

NOTE 5 -- LONG-TERM BORROWINGS AND RELATED INTEREST RATE SWAP

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheets as long-term borrowings at June 30, 2000 and December 31, 1999.

         JUNE 30, 2000          DECEMBER 31, 1999
       ------------------       ------------------       SCHEDULED       CALLABLE AT
       BALANCE       RATE       BALANCE       RATE       MATURITY         PAR AFTER
       -------       ----       -------       ----       ---------       -----------
                 (DOLLARS IN THOUSANDS)
       $3,250..      4.95%      $3,250        4.95%       1/16/08          1/16/01
       2,500..       4.95        2,500        4.95        1/16/08          1/16/01
       2,000..       4.95        2,000        4.95        1/16/08          1/16/01
       25,000..      6.01           --          --        6/30/08           N/A
       2,000..       5.09        2,000        5.09        2/20/08          2/20/01
       -------       ----       ------        ----
       $34,750..     5.72%      $9,750        4.98%
       =======       ====       ======        ====

     CIB Marine is required to maintain qualifying collateral as security for Federal Home Loan Bank borrowings including letters of credit. CIB Marine had eligible collateral of $95.9 million and $46.4 million at June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000 this collateral consisted of securities with a fair market value of $65.9 million, and 1-4 family residential mortgages not more than 90 days delinquent of $30.0 million.

     On February 25, 2000 CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008 with a net cost, including premium, of 7.05%. The premium amount of $1.7 million is classified in other assets and is being amortized to interest expense over the life of the borrowing. As of June 30, 2000, the unamortized balance related to this premium was $1.6 million. In conjunction with this advance, CIB Marine entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008, whereby CIB Marine pays a variable rate of interest at the 1 month LIBOR rate and earns a fixed rate of interest at 7.08%. As of June 30, 2000, the fair market value of the swap was approximately $0.1 million and the net cash received from the hedging relationship for the six month period ended June 30, 2000 was approximately $0.1 million. CIB Marine's management believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

NOTE 6 -- GUARANTEED TRUST PREFERRED SECURITIES

     In March 2000, CIB Marine issued $10.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. These securities qualify as Tier I equity capital for regulatory capital purposes. The securities are classified in the liability section of the Consolidated Balance Sheet, and the distributions on the securities are classified as interest expense on the Consolidated Statements of Income. Such distributions are cumulative and are payable to the security holders semi-annually at a rate of 10.875% per annum. The obligations of the trust are fully and unconditionally guaranteed on a subordinated basis by CIB Marine. These securities are mandatorily redeemable upon their maturity on March 8, 2030 and are callable beginning March 8, 2010 at a premium, which premium declines ratably to par by 2020. Issuance costs of $0.3 million related to the securities are classified as other assets on the balance sheet and are being amortized over the expected life of the securities as an adjustment to interest expense. CIB Marine used the net proceeds of $9.7 million to reduce its debt at a non-affiliated bank.

NOTE 7 -- STOCK OPTION ACTIVITY

     The following is a reconciliation of stock option activity for the six months ended June 30, 2000.

                                                   NUMBER OF    RANGE OF OPTION     WEIGHTED AVERAGE
                                                    SHARES      PRICES PER SHARE     EXERCISE PRICE
                                                   ---------    ----------------    ----------------
Shares under option December 31, 1999............  1,108,050    $ 4.95 - $16.79          $12.80
  Granted........................................         --                 --              --
  Lapsed or surrendered..........................    (19,950)    10.87 -  16.79           13.65
  Exercised......................................    (15,900)     8.50 -  13.07            9.19
                                                   ---------    ---------------          ------
Shares under option June 30, 2000................  1,072,200    $ 4.95 - $16.79          $12.84
                                                   =========    ===============          ======

     On July 27, 2000, CIB Marine granted non-qualified stock options to certain directors and key employees to purchase in aggregate 329,441 shares of common stock at $18.40 per share. These nonqualified options vest annually in 20% installments commencing with the first anniversary of the grant date and expire in 10 years. After this grant, there were 1,401,641 options outstanding at an average exercise price of $14.15 per share.

NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The statement, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results in the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The statement must be adopted for fiscal years beginning after June 15, 2000. A company also may implement the statement as of the beginning of any quarter after issuance. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the entity's election, before January 1, 1998). The adoption of this statement at January 1, 2001 is not expected to have a material effect on CIB Marine's financial position, liquidity or results of operations.

NOTE 9 -- SALE/LEASEBACK OF BANK PREMISES

     On June 30, 2000 CIB Marine entered into a sale/leaseback transaction involving one of its banking facilities which resulted in a net gain of approximately $0.1 million which is being amortized over the 10-year lease term. This lease is being accounted for as an operating lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section is a discussion and analysis of CIB Marine's consolidated financial condition as of June 30, 2000 and its results of operations for the three-month and six-month periods then-ended. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in "Part I, Item 1" of this report as well as CIB Marine's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which was filed with the Securities and Exchange Commission. All share and per share data contained in this document have been restated to reflect the effect of the 150-for-1 stock split, as previously discussed in "Notes to Unaudited Consolidated Financial
Statements -- Note 2."

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

     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect CIB Marine's operations, performance, development and business results include the following:

     -- Adverse changes in business conditions in the banking industry generally and in the specific Midwestern markets in which CIB Marine's subsidiary banks operate;

     -- Changes in the legislative and regulatory environment that result in increased competition or operating expenses;

     -- Changes in interest rates and changes in monetary and fiscal policies which could negatively affect net interest margins, asset valuations and expense expectations;

     -- Increased competition from other financial and non-financial institutions;

     -- CIB Marine's ability to generate or obtain the funds necessary to achieve its future growth objectives;

     -- CIB Marine's ability to manage its future growth;

     -- CIB Marine's ability to identify attractive acquisition and growth opportunities;

     -- CIB Marine's ability to attract and retain key personnel;

     -- Adverse changes in CIB Marine's loan and investment portfolios;

     -- Changes in the financial condition or operating results of one or more borrowers or related groups of borrowers or borrowers within a single industry or small geographic region where CIB Marine has a concentration of credit extended to those borrowers or related groups or to borrowers within that single industry or small geographic region;

     -- The competitive impact of technological advances in the banking business; and

     -- Other risks set forth from time to time in CIB Marine's filings with the Securities and Exchange Commission.

     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

OVERVIEW

     CIB Marine's net income was $5.2 million for the second quarter of 2000, as compared to $3.1 million for the same period in the previous year, an increase of 64.9%. The increase in net income is primarily due to the growth of CIB Marine. Total assets at June 30, 2000 were $2.1 billion, a 15.4% increase from total assets of $1.8 billion at December 31, 1999, and a 43.5% increase from $1.5 billion at June 30, 1999.

     Basic and diluted earnings per share were both $0.31 for the three-month period ended June 30, 2000, and $0.20 and $0.19, respectively, for the three-month period ended June 30, 1999. The return on average assets for the three-month period ended June 30, 2000, was 1.02%, as compared to 0.90% for the same period in 1999. The return on average equity for the three-month period ended June 30, 2000, was 12.13%, as compared to 8.46% for the same period in 1999.

     CIB Marine's net income for the six months ended June 30, 2000, was $9.1 million. as compared to $6.3 million for the same period in 1999, representing an increase of 45.5%. Net income for the first six months of 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility. Excluding this branch sale, net income for the first six months of 1999 would have been $5.8 million and the increase in year 2000 would have been 58.7%. The increase in net income is primarily due to the growth of CIB Marine.

     Basic and diluted earnings per share were $0.55 and $0.54, respectively, for the six-month period ended June 30, 2000, as compared to $0.39 and $0.39, respectively, for the same period in the previous year. The return on average assets for the six-month period ended June 30, 2000 was 0.93% as compared to 0.97% for the same period in the prior year. The return on average equity for the six-month period ended June 30, 2000 was 10.92%, as compared to 8.58% for the same period in the previous year.

     The following table provides an overview of CIB Marine's growth. The table indicates the percentage increase in the average balance sheet or income statement items from the three and six-month periods ended June 30, 1999, to the comparable periods ended June 30, 2000.

                                                                 QUARTER ENDED      SIX MONTHS ENDED
                                                               JUNE 30, 2000 VS.    JUNE 30, 2000 VS.
                                                                 JUNE 30, 1999        JUNE 30, 1999
                                                               -----------------    -----------------
AVERAGE BALANCE SHEET ITEMS:
  Commercial real estate, construction agriculture &
     commercial loans......................................          53.53%               55.73%
  Loans, including held for sale...........................          49.64                51.12
  Total assets.............................................          46.14                51.21
  Total deposits...........................................          44.10                50.28

                                                                  SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30, 2000 VS.      JUNE 30, 2000 VS.
                                              QUARTER ENDED         JUNE 30, 1999          JUNE 30, 1999
                                            JUNE 30, 2000 VS.    (INCLUDING GAIN ON     (EXCLUDING GAIN ON
                                              JUNE 30, 1999        SALE OF BRANCH)        SALE OF BRANCH)
                                            -----------------    -------------------    -------------------
INCOME STATEMENT ITEMS:
  Net interest income after provision
     for loan loss (TE).................          44.61%                44.42%                 44.42%
  Noninterest income....................          38.81                 (1.69)                 17.17
  Noninterest expense...................          31.07                 33.79                  33.79
  Net income............................          64.90                 45.48                  58.72
  Diluted earnings per share............          63.16                 38.46                  58.82

---------------

(TE) Tax-equivalent basis at 35%.

     CIB Marine achieved this growth by focusing on the development of banking relationships with small to medium-sized businesses and through the opening of new banks and branches, internal growth and acquisitions. During 1999 and the first six months of 2000, CIB Marine established Marine Bank-Omaha, opened eight banking facilities and purchased three banking facilities. On March 29, 1999 CIB Marine purchased two banking facilities in the Chicago metropolitan market, one in Arlington Heights and one in Mount Prospect. CIB Marine assumed $115.8 million in deposits as a result of the purchase of these two facilities. On September 24, 1999 CIB Marine purchased a banking facility in Zion, Illinois and assumed $28.2 million of deposits. CIB Marine had 41 banking facilities and 555 full-time equivalent employees on June 30, 2000 and 35 banking facilities and 450 full-time equivalent employees at June 30, 1999.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the unaudited consolidated financial statements, including the related notes.

                          CIB MARINE BANCSHARES, INC.

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                                                            AT OR FOR THE SIX MONTHS
                                                           AT OR FOR THE QUARTER ENDED                ENDED
                                                          -----------------------------   -----------------------------
                                                          JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                          -------------   -------------   -------------   -------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest and dividend income:
  Loans.................................................   $    37,895     $    23,193     $    71,648     $    43,854
  Loans held for sale...................................            81              78             121             168
  Securities:
    Taxable.............................................         5,198           3,642           9,914           6,424
    Tax-exempt..........................................           713             415           1,502             797
    Dividends...........................................            53              51             178             102
  Federal funds sold....................................           154              62             246             111
                                                           -----------     -----------     -----------     -----------
        Total interest and dividend income..............        44,094          27,441          83,609          51,456
                                                           -----------     -----------     -----------     -----------
Interest expense:
  Deposits..............................................        23,190          13,769          44,000          25,749
  Short-term borrowings.................................         1,533             330           3,040             476
  Long-term borrowings..................................           504             253             770             503
  Guaranteed trust preferred securities.................           274              --             300              --
                                                           -----------     -----------     -----------     -----------
        Total interest expense..........................        25,501          14,352          48,110          26,728
                                                           -----------     -----------     -----------     -----------
        Net interest income.............................        18,593          13,089          35,499          24,728
Provision for loan loss.................................         1,915           1,484           4,275           2,970
                                                           -----------     -----------     -----------     -----------
        Net interest income after provision for loan
          loss..........................................        16,678          11,605          31,224          21,758
                                                           -----------     -----------     -----------     -----------
Noninterest income:
  Banking and trust service fees........................         1,586           1,291           2,814           2,419
  Gain on sale of branch................................            --              --              --             805
  Other.................................................           231              18             380              25
                                                           -----------     -----------     -----------     -----------
        Total noninterest income........................         1,817           1,309           3,194           3,249
                                                           -----------     -----------     -----------     -----------
Noninterest expense:
  Salaries and employee benefits........................         6,475           4,796          12,524           9,481
  Equipment.............................................           580             505           1,151           1,016
  Occupancy and premises................................           939             731           1,906           1,374
  Professional services.................................           720             485           1,064             704
  Advertising / marketing...............................           210             197             486             349
  Amortization of intangibles...........................           350             242             699             343
  Other.................................................         1,357           1,155           2,701           2,079
                                                           -----------     -----------     -----------     -----------
        Total noninterest expense.......................        10,631           8,111          20,531          15,346
                                                           -----------     -----------     -----------     -----------
Income before income taxes..............................         7,864           4,803          13,887           9,661
Income tax expense......................................         2,678           1,658           4,770           3,394
                                                           -----------     -----------     -----------     -----------
        Net income......................................   $     5,186     $     3,145     $     9,117     $     6,267
                                                           ===========     ===========     ===========     ===========
PER SHARE DATA
  Basic earnings........................................   $      0.31     $      0.20     $      0.55     $      0.39
  Diluted earnings......................................          0.31            0.19            0.54            0.39
  Dividends.............................................            --              --              --              --
  Book value (at end of period).........................         10.52            9.27           10.52            9.27

SELECTED FINANCIAL CONDITION DATA
  Securities............................................   $   400,136     $   287,177     $   400,136     $   287,177
  Loans, including held for sale........................     1,616,721       1,117,289       1,616,721       1,117,289
  Total assets..........................................     2,106,645       1,468,516       2,106,645       1,468,516
  Deposits..............................................     1,784,119       1,247,812       1,784,119       1,247,812
  Borrowings, including guaranteed trust preferred
    securities..........................................       131,200          63,821         131,200          63,821
  Stockholders' equity..................................       177,154         149,099         177,154         149,099

                                                                                            AT OR FOR THE SIX MONTHS
                                                           AT OR FOR THE QUARTER ENDED                ENDED
                                                          -----------------------------   -----------------------------
                                                          JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                          -------------   -------------   -------------   -------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED FINANCIAL RATIOS AND OTHER DATA
  Performance Ratios:
    Net Interest Margin (1).............................          3.88%           3.97%           3.83%           4.02%
    Net Interest Spread (2).............................          3.22            3.29            3.19            3.28
    Noninterest income to average assets................          0.36            0.38            0.32            0.50
    Noninterest expense to average assets...............          2.09            2.33            2.09            2.36
    Net overhead ratio (3)..............................          1.73            1.95            1.76            1.86
    Efficiency ratio (4)................................         51.04           55.50           51.90           53.96
    Return on average assets (5)........................          1.02            0.90            0.93            0.97
    Return on average equity (6)........................         12.13            8.49           10.92            8.58

  Asset Quality Ratios:
    Nonaccrual loans to loans, including held for
      sale..............................................          0.10%           0.35%           0.10%           0.35%
    Allowance for loan loss to loans, including held for
      sale..............................................          1.21            1.16            1.21            1.16
    Allowance for loan loss to nonperforming assets.....        258.60          329.28          258.60          329.28
    Net charge-offs to average loans including held for
      sale..............................................          0.01            0.01            0.03            0.06
    Nonperforming assets to total assets (7)............          0.36            0.27            0.36            0.27
    Nonaccrual loans and 90+ days past due loans to
      loans, including held for sale....................          0.19            0.66            0.19            0.66
    Nonaccrual loans and 90+ days past due loans to
      total assets......................................          0.15            0.51            0.15            0.51
    Nonperforming assets and 90+ days past due to total
      assets............................................          0.43            0.51            0.43            0.51
    Allowance as a percent of nonperforming assets and
      90+ days past due loans...........................        216.20          175.01          216.20          175.01

  Balance Sheet Ratios:
    Average loans to average deposits...................         90.64           87.28           90.15           89.65
    Average interest-earning assets to average
      interest-bearing liabilities......................        112.67          115.96          112.67          117.35

  Capital Ratios:
    Total equity to total assets........................          8.41%          10.15%           8.41%          10.15%
    Total risk-based capital ratio......................         10.34           11.61           10.34           11.61
    Tier 1 risk-based capital ratio.....................          9.30           10.60            9.30           10.60
    Leverage capital ratio..............................          8.64            9.87            8.64            9.87

  Other Data:
    Number of employees (full-time equivalent)..........           555             450             555             450
    Number of banking facilities........................            41              35              41              35
    Shares outstanding at the end of period.............    16,845,000      16,076,700      16,845,000      16,076,700
    Weighted average shares outstanding -- basic........    16,710,684      16,074,764      16,597,788      16,073,862
    Weighted average shares outstanding -- diluted......    16,918,728      16,259,289      16,798,617      16,254,194
    Trust assets under administration...................   $   143,599     $   130,146     $   143,599     $   130,146

---------------

(1) Net interest margin is net interest income divided by average interest-earning assets.

(2) Net interest rate spread is the yield on average interest-earning assets less rate on average interest bearing-liabilities.

(3) The net overhead ratio is noninterest expense minus noninterest income divided by average total assets.

(4) The efficiency ratio is noninterest expense divided by the sum of net interest income (on a tax equivalent basis of 35%) plus noninterest income excluding gains and losses on securities.

(5) Return on average assets is net income divided by average total assets.

(6) Return on average equity is net income divided by average common stockholders' equity.

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

     The following tables set forth information for the three and six-month periods ended June 30, 2000 and 1999 regarding average balances, interest income and interest expense and average rates earned or paid for each of CIB Marine's major asset and liability categories, and for total liabilities and stockholders' equity. The following tables express interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax-equivalent adjustment was based on CIB Marine's effective federal income tax rate of 35%.

            QUARTERLY SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                              QUARTER ENDED JUNE 30, 2000             QUARTER ENDED JUNE 30, 1999
                                         -------------------------------------   -------------------------------------
                                          AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                          BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                         ----------   -----------   ----------   ----------   -----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning Assets (TE):
  Securities
    Taxable............................  $  341,318     $ 5,251           6.19%  $  262,089     $ 3,691           5.65%
    Tax-exempt.........................      57,277       1,097           7.70       32,686         638           7.83
                                         ----------     -------     ----------   ----------     -------     ----------
Total Securities.......................     398,595       6,348           6.41      294,775       4,329           5.89
  Loans (1)
    Commercial and agricultural........   1,511,314      36,827           9.80      984,376      21,989           8.96
    Real estate........................      35,989         815           9.11       37,993         814           8.59
    Installment and other consumer.....      13,314         287           8.67       18,827         406           8.65
                                         ----------     -------     ----------   ----------     -------     ----------
Total loans............................   1,560,617      37,929           9.77    1,041,196      23,209           8.94
  Federal funds sold...................       9,135         154           6.78        4,768          62           5.22
  Loans held for sale..................       3,377          81           9.65        3,964          78           7.89
                                         ----------     -------     ----------   ----------     -------     ----------
Total interest-earning assets (TE).....   1,971,724     $44,512           9.08%   1,344,703     $27,678           8.26%
                                                        =======     ==========                  =======     ==========
Noninterest-earning Assets:
  Cash and due from banks..............      19,254                                  16,117
  Premises and equipment...............      22,643                                  20,864
  Allowance for loan loss..............     (19,317)                                (12,417)
  Accrued interest receivable and other
    assets.............................      50,098                                  29,695
                                         ----------                              ----------
Total noninterest-earning assets.......      72,678                                  54,259
                                         ----------                              ----------
Total Assets...........................  $2,044,402                              $1,398,962
                                         ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities:
  Deposits:
    Interest-bearing demand deposits...  $   45,649     $   302           2.66%  $   39,955     $   245           2.46%
    Money market.......................     174,718       2,379           5.48      128,928       1,474           4.59
    Other savings deposits.............      36,888         287           3.13       33,812         271           3.21
    Time Deposits of $100,000 or
      more.............................     466,645       7,442           6.41      271,676       3,444           5.08
    Time Deposits......................     893,310      12,780           5.75      641,012       8,354           5.23
                                         ----------     -------     ----------   ----------     -------     ----------
Total interest-bearing deposits........   1,617,210      23,190           5.77    1,115,383      13,788           4.96
  Borrowings -- short-term.............      89,660       1,533           6.88       24,815         331           5.35
  Borrowings -- long-term..............      33,141         504           6.12       19,473         253           5.21
  Guaranteed trust preferred
    securities.........................      10,000         274          11.02           --          --             --
                                         ----------     -------     ----------   ----------     -------     ----------
Total borrowed funds...................     132,801       2,311           7.00       44,288         584           5.29
Total interest-bearing liabilities.....   1,750,011     $25,501           5.86    1,159,671     $14,372           4.97
                                                        =======     ==========                  =======     ==========
Noninterest-bearing Liabilities:
  Noninterest-bearing demand
    deposits...........................     108,332                                  82,084
  Accrued Interest and other
    liabilities........................      14,135                                   8,037
                                         ----------                              ----------
Total noninterest-bearing
  liabilities..........................     122,467                                  90,121
                                         ----------                              ----------
Stockholders' Equity...................     171,924                                 149,170
                                         ----------                              ----------
Total Liabilities and Stockholders'
  Equity...............................  $2,044,402                              $1,398,962
                                         ==========                              ==========
Net Interest Income (TE) and Interest
  rate spread(2).......................                 $19,011           3.22%                 $13,306           3.29%
                                                        =======     ==========                  =======     ==========
Net Interest Margin (TE)(3)............                                   3.88%                                   3.97%
                                                                    ==========                              ==========

---------------

(TE) -- Tax equivalent basis of 35%

(1)  Loan balance totals include non-accrual loans.

(2) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

            SIX MONTH SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                              SIX MONTHS ENDED JUNE 30, 2000          SIX MONTHS ENDED JUNE 30, 1999
                                           -------------------------------------   -------------------------------------
                                            AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                            BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                           ----------   -----------   ----------   ----------   -----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning Assets (TE):
  Securities
    Taxable..............................  $  330,015     $10,092         6.15%    $  228,021     $ 6,526        5.77%
    Tax-exempt...........................      60,659       2,311         7.66         31,501       1,226        7.85
                                           ----------     -------       ------     ----------     -------       -----
        Total Securities.................     390,674      12,403         6.38        259,522       7,752        6.02
  Loans (1)
    Commercial and agricultural..........   1,458,661      69,523         9.58        936,678      41,373        8.91
    Real estate..........................      36,286       1,588         8.80         38,502       1,661        8.70
    Installment and other consumer.......      14,050         596         8.53         20,510         885        8.70
                                           ----------     -------       ------     ----------     -------       -----
        Total loans......................   1,508,997      71,707         9.56        995,690      43,919        8.89
  Federal funds sold.....................       7,606         246         6.50          4,274         111        5.24
  Loans held for sale....................       2,607         121         9.33          4,596         168        7.37
                                           ----------     -------       ------     ----------     -------       -----
        Total interest-earning assets
          (TE)...........................   1,909,884     $84,477         8.90%     1,264,082     $51,950        8.29%
                                                          =======       ======                    =======       =====
Noninterest-earning Assets:
  Cash and due from banks................      19,209                                  14,093
  Premises and equipment.................      22,306                                  18,152
  Allowance for loan loss................     (18,401)                                (11,781)
  Accrued interest receivable and other
    assets...............................      47,204                                  25,023
                                           ----------                              ----------
        Total noninterest-earning
          assets.........................      70,318                                  45,487
                                           ----------                              ----------
            Total Assets.................  $1,980,202                              $1,309,569
                                           ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities:
  Deposits:
    Interest-bearing demand deposits.....  $   46,085     $   612         2.67%    $   38,626     $   482        2.52%
    Money market.........................     173,068       4,542         5.28        106,981       2,408        4.54
    Other savings deposits...............      37,104         578         3.13         31,116         496        3.21
    Time Deposits of $100,000 or more....     459,707      14,324         6.27        258,630       6,630        5.17
    Time Deposits........................     856,709      23,945         5.62        603,951      15,764        5.26
                                           ----------     -------       ------     ----------     -------       -----
        Total interest-bearing
          deposits.......................   1,572,673      44,001         5.63      1,039,304      25,780        5.00
  Borrowings -- short-term...............      90,775       3,040         6.73         17,860         476        5.37
  Borrowings -- long-term................      26,101         770         5.93         20,000         503        5.07
  Guaranteed trust preferred
    securities...........................       5,495         300        10.98             --          --          --
                                           ----------     -------       ------     ----------     -------       -----
        Total borrowed funds.............     122,371       4,110         6.75         37,860         979        5.21
            Total interest-bearing
              liabilities................   1,695,044     $48,111         5.71      1,077,164     $26,759        5.01
                                                          =======       ======                    =======       =====
  Noninterest-bearing demand deposits....     104,107                                  76,503
  Accrued Interest and other
    liabilities..........................      13,208                                   8,616
                                           ----------                              ----------
        Total noninterest-bearing
          liabilities....................     117,315                                  85,119
                                           ----------                              ----------
Stockholders' Equity.....................     167,843                                 147,286
                                           ----------                              ----------
        Total Liabilities and
          Stockholders' Equity...........  $1,980,202                              $1,309,569
                                           ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD (2)........................                 $36,366         3.19%                   $25,191        3.28%
                                                          =======       ======                    =======       =====
NET INTEREST MARGIN (TE)(3)..............                                 3.83%                                  4.02%
                                                                        ======                                  =====

---------------

(TE) -- Tax equivalent basis of 35%

(1)  Loan balance totals include non-accrual loans.

(2) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

     Net interest income on a tax-equivalent basis was $19.0 million for the quarter ended June 30, 2000, representing an increase of $5.7 million, or 42.9%, from net interest income of $13.3 million for the same period in 1999. For the first six months of 2000, net interest income on a tax-equivalent basis was $36.4 million, an increase of $11.2 million, or 44.4%, over the same period in 1999. The increase in the volume of earning assets, and the liabilities to fund these assets, accounted for the majority of the increases in net interest income. These increases were partially offset by 7 and 9 basis point reductions in the interest rate spreads between the comparable three and six-month periods, respectively.

     The following table presents an analysis of changes, on a tax-equivalent basis, in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                         QUARTER ENDED JUNE 30, 2000            SIX MONTHS ENDED JUNE 30, 2000
                                          COMPARED TO QUARTER ENDED              COMPARED TO SIX MONTHS ENDED
                                              JUNE 30, 1999(1)                         JUNE 30, 1999 (1)
                                    -------------------------------------    -------------------------------------
                                    VOLUME     RATE     TOTAL    % CHANGE    VOLUME     RATE     TOTAL    % CHANGE
                                    -------   ------   -------   --------    -------   ------   -------   --------
                                           (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable.............  $ 1,186   $  374   $ 1,560     42.26%    $ 3,110      456     3,566     54.64%
Securities -- tax-exempt..........      470      (11)      459     71.94       1,115      (30)    1,085     88.50
                                    -------   ------   -------    ------     -------   ------   -------    ------
Total Securities..................    1,656      363     2,019     46.64       4,225      426     4,651     60.00
Commercial and agricultural.......   12,624    2,214    14,838     67.48      24,769    3,381    28,150     68.04
Real estate.......................      (45)      46         1      0.12         (93)      20       (73)    (4.39)
Installment and other consumer....     (120)       1      (119)   (29.31)       (273)     (16)     (289)   (32.66)
                                    -------   ------   -------    ------     -------   ------   -------    ------
Total Loans (including fees)......   12,459    2,261    14,720     63.42      24,403    3,385    27,788     63.20
Federal funds sold................       70       22        92    148.39         103       32       135    121.62
Loans held for sale...............      (13)      16         3      3.85         (85)      38       (47)   (27.98)
                                    -------   ------   -------    ------     -------   ------   -------    ------
Total Interest Income (TE)........   14,172    2,662    16,834     60.82      28,646    3,881    32,527     62.61
                                    -------   ------   -------    ------     -------   ------   -------    ------
INTEREST EXPENSE
Interest-bearing demand
  deposits........................       36       21        57     23.27          98       32       130     26.97
Money market......................      585      320       905     61.40       1,689      445     2,134     88.62
Other savings deposits............       24       (8)       16      5.90          95      (13)       82     16.53
Time deposits of $100,000 or
  more............................    2,930    1,068     3,998    116.09       6,045    1,649     7,694    116.05
Other time deposits...............    3,524      902     4,426     52.98       7,040    1,141     8,181     51.90
                                    -------   ------   -------    ------     -------   ------   -------    ------
Total Deposits....................    7,099    2,303     9,402     68.19      14,967    3,254    18,221     70.68
Borrowings -- short term..........    1,084      118     1,202    363.14       2,415      149     2,564    538.66
Borrowings -- long term...........      201       50       251     99.21         172       95       267     53.08
Guaranteed trust preferred
  securities......................      274       --       274       N/A         300       --       300       N/A
                                    -------   ------   -------    ------     -------   ------   -------    ------
Total Borrowed Funds..............    1,559      168     1,727    295.72       2,887      244     3,131    319.82
                                    -------   ------   -------    ------     -------   ------   -------    ------
Total Interest Expense............    8,658    2,471    11,129     77.44      17,854    3,498    21,352     79.79
                                    -------   ------   -------    ------     -------   ------   -------    ------
    Net Interest Income (TE)......  $ 5,514   $  191   $ 5,705     42.88%    $10,792   $  383   $11,175     44.36%
                                    =======   ======   =======    ======     =======   ======   =======    ======

---------------

(TE) -- Tax-equivalent basis, of 35%

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     Interest Income. For the second quarter of 2000 total interest income was $44.1 million, which represented an increase of 60.7% from the same period in the previous year. For the six-month period ended June 30, 2000, total interest income was $83.6 million, which represented a 62.5% increase from the same period in the previous year. The principal reason for these increases was an increase in the volume of CIB Marine's average earning assets. Average earning assets increased by $627.0 million, or 46.6%, and $645.8 million, or 51.1%, during the second quarter and first six months of 2000, respectively, as compared to the same periods in the previous year. Also contributing to these increases were 82 and 61 basis point increases in the average interest rates earned on interest-earning assets from the comparable periods in 1999. The increase in the average interest rates earned was primarily the result of a gradual increase in market interest rates between the periods.

     Interest earned on loans was the largest component of total interest income and represented 86.1% and 84.8% of total interest income in the second quarters of 2000 and 1999, respectively, and 85.8% and 85.6% of total interest income for the first six-months of 2000 and 1999, respectively. Interest income on securities in CIB Marine's portfolio accounted for the majority of the remaining balance in total interest income.

     Interest Expense. Total interest expense for the second quarter of 2000 increased by $11.1 million, or 77.4%, as compared to the same period in the previous year. For the six-month period ended June 30, 2000, total interest expense increased by $21.4 million, or 80.0%, as compared to the same period in the previous year. These increases were due primarily to a $590.3 million, or 50.9%, and $617.9 million, or 57.4%, increase in the volume of average interest-bearing liabilities for the three and six-month periods ended June 30, 2000, respectively. Also contributing to these increases were 89 and 70 basis point increases in the average interest rate paid on interest-bearing liabilities during the three and six-month periods ended June 30, 2000, as compared to the same periods in the previous year. Average interest-bearing deposits represented $501.8 million, or 85.0%, and $533.4 million, or 86.3%, of the increase in average interest-bearing liabilities during the three and six-month periods ended June 30, 2000.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense was 79.3% and 82.2% for the second quarters of 2000 and 1999, respectively, and 79.5% and 83.8% for the six-month periods ended June 30, 2000 and 1999, respectively. These increases were primarily the result of a $447.3 million, or 49.0%, and a $453.8 million, or 52.6%, increase in the average outstanding balance of these deposits during the second quarter and six-month periods ended June 30, 2000, respectively, as compared to the same periods in the previous year. Also contributing to these increases were 80 and 61 basis point increases in the weighted average interest rate paid on these deposits during the three and six month periods ended June 30, 2000, as compared to the same periods in the previous year. The increase in the interest rates paid was due primarily to an increasing interest rate environment. CIB Marine has used time deposits to fund a large portion of the growth in its loan portfolio.

     CIB Marine's interest rate spread was 3.22% and 3.29% for the second quarters of 2000 and 1999, respectively, and 3.19% and 3.28% for the six-month periods ended June 30, 2000, and 1999, respectively. The net interest margin was 3.88% and 3.97% for the second quarters of 2000 and 1999, respectively, and 3.83% and 4.02% for the six-month periods ended June 30, 2000 and 1999, respectively.

PROVISION FOR LOAN LOSS AND ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an adequate allowance for loan loss. CIB Marine maintains an allowance for loan loss to absorb an estimate of probable losses in the loan and lease portfolio. The provision for loan loss was $1.9 million for the second quarter of 2000 as compared to $1.5 million for the second quarter of 1999. The provision for loan loss for the six-month periods ended June 30, 2000 and 1999, was $4.3 million and $3.0 million, respectively. At June 30, 2000, the allowance for loan loss was $19.6 million, or 1.21% of total loans outstanding, as compared to $15.8 million and 1.16%, respectively, at December 31, 1999. A significant portion of the increase in the provision during both the three and six-month periods was the result of the growth in the loan portfolio. CIB Marine increases the allowance by the amount of the provision for loan loss as well as recoveries of previously charged-off loans and decreases the allowance by the amount of loan charge-offs. The methodology for assessing the adequacy of the allowance consists of several key elements, which include estimates for general, specific and unallocated reserves.

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

     The following table summarizes changes in the allowance for loan loss for the three and six-month periods ended June 30, 2000 and 1999.

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          2000      1999      2000      1999
                                                         -------   -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Balance at Beginning of Period.........................  $17,925   $11,671   $15,813   $10,657
Loans Charged-Off:
  Commercial...........................................     (162)      (82)     (195)     (165)
  Agricultural.........................................       --        --        --        --
  Real estate:
     1-4 family........................................      (62)       --       (14)      (47)
     Commercial........................................       --       (43)     (212)     (143)
     Construction......................................      (20)      (27)       --       (27)
  Consumer.............................................      (22)      (11)      (63)      (38)
  Credit card..........................................       --        --       (42)       (2)
  Other................................................       --       (24)       --      (274)
                                                         -------   -------   -------   -------
          Total Charged-off............................     (266)     (187)     (526)     (696)
                                                         -------   -------   -------   -------
Recoveries of Loans Charged-Off:
  Commercial...........................................        1        27         5        37
  Agricultural.........................................       --        --        --        --
  Real estate:
     1-4 family........................................       20         1        --         9
     Commercial........................................       --        --        20        --
     Construction......................................       12        --        --        --
  Consumer.............................................       --         3        20        22
  Credit card..........................................       --         1        --         1
  Other................................................       --        --        --        --
                                                         -------   -------   -------   -------
          Total Recoveries.............................       33        32        45        69
                                                         -------   -------   -------   -------
Net Loans Charged-Off..................................     (233)     (155)     (481)     (627)
Provision for loan loss................................    1,915     1,484     4,275     2,970
                                                         -------   -------   -------   -------
Balance at End of Period...............................  $19,607   $13,000   $19,607   $13,000
                                                         =======   =======   =======   =======

     Increases in the provision and the allowance were primarily related to the increase in average loans outstanding between the periods. Total charge-offs for the second quarter of 2000 were $0.3 million as compared to $0.2 million for the second quarter of 1999. Total charge-offs during the six-month periods ended June 30, 2000, and 1999, amounted to $0.5 million and $0.7 million, respectively. Recoveries during all of these periods were below $0.1 million. Commercial real estate loans accounted for $0.2 million, or 60.9%, of the total charge-offs in the quarter ended in June 30, 2000, and $0.1 million, or 43.9%, of the charge-offs in the second quarter of 1999. For the six-month periods ended June 30, 2000, and 1999, commercial real estate loans accounted for $0.2 million, or 37.1%, and $0.2 million, or 23.7%, respectively, of the charge-offs.

NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed properties. Loans are placed on nonaccrual status when CIB Marine determines that the collection of principal and interest amounts is uncertain. A loan is classified as restructured when the interest rate is reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Foreclosed properties represent properties acquired by CIB Marine through loan defaults by its customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

                                                              AT OR FOR THE QUARTER ENDED
                                                        ----------------------------------------
                                                         JUNE 30,     DECEMBER 31,     JUNE 30,
                                                           2000           1999           1999
                                                        ----------    ------------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Nonperforming Assets
  Nonaccrual Loans:
     Commercial.....................................    $      436     $    1,298     $    1,149
     Agricultural...................................            --             --             --
     Real estate:
       1-4 family...................................           455            566            109
       Commercial...................................           646            798          1,940
       Construction.................................            --            180            252
     Consumer.......................................            97            161            157
     Credit card....................................            --             --             --
     Other..........................................            --             --            341
                                                        ----------     ----------     ----------
          Total nonaccrual loans....................         1,634          3,003          3,948
                                                        ----------     ----------     ----------
  Foreclosed properties.............................         5,937          1,099             --
  Restructured loans................................            11            268             --
                                                        ----------     ----------     ----------
          Total Nonperforming Assets................    $    7,582     $    4,370     $    3,948
                                                        ==========     ==========     ==========
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
     Commercial.....................................    $      726     $    1,079     $    3,447
     Agricultural...................................            --             --             --
     Real estate:
       1-4 family...................................            --            126             --
       Commercial...................................           739          1,421             --
       Construction.................................            --            850             --
     Consumer.......................................            14             16              9
     Credit card....................................             8              9             24
     Other..........................................            --             13             --
                                                        ----------     ----------     ----------
  TOTAL 90 DAYS OR MORE PAST DUE AND STILL
     ACCRUING.......................................    $    1,487     $    3,514     $    3,480
                                                        ==========     ==========     ==========
Allowance for loan loss.............................    $   19,607     $   15,813     $   13,000
Loans at end of period, including held for sale.....     1,616,721      1,389,979      1,117,289
Average loans, including held for sale..............     1,563,944      1,459,213      1,045,160
RATIOS
Ratio of allowance to loans.........................          1.21%          1.14%          1.16%
Ratio of net loans charged-off to average loans.....          0.01           0.01           0.01
Ratio of recoveries to loans charged-off............         12.41           9.93          17.11
Nonaccrual loans as a percent of loans..............          0.10           0.22           0.35
Nonperforming assets as a percent of total assets...          0.36           0.24           0.27
Foreclosed properties as a percent of loans.........          0.37           0.08             --
Allowance as a percent of nonaccrual loans..........      1,199.94         526.57         329.28
Allowance as a percent of nonperforming assets......        258.60         361.85         329.28
Nonaccrual loans and 90+ days past due loans as a
  percent of loans..................................          0.19           0.47           0.66
Nonaccrual loans and 90+ days past due loans as a
  percent of total assets...........................          0.15           0.36           0.51
Nonperforming assets and 90+ days past due loans as
  a percent of total assets.........................          0.43           0.43           0.51
Allowance as a percent of nonperforming assets and
  90+ days past due loans...........................        216.20         200.57         175.01

     Total nonaccrual loans were $1.6 million at June 30, 2000, $3.0 million at December 31, 1999, and $3.9 million at June 30, 1999. The ratio of nonaccrual loans to total loans was 0.10%, 0.22% and 0.35% at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

     Foreclosed properties increased to $5.9 million at June 30, 2000 from $1.1 million at December 31, 1999. The increase was primarily the result of $5.8 million in loans from two borrowing relationships that were transferred to nonaccrual during the first and second quarters of 2000 and then subsequently transferred to foreclosed properties during the second quarter of 2000.

     One of these borrowing relationships was comprised of commercial real estate loans totaling $3.0 million and real estate and equipment loans totaling $0.8 million. In April of 2000, this borrower completed a voluntary turnover of its assets to CIB Marine and the approximate net realizable value of $3.8 million was transferred to foreclosed properties. The other borrowing relationship was comprised of $1.2 million in commercial real estate loans and $0.8 million in equipment loans which was transferred to foreclosed properties on June 30, 2000. This property was subsequently sold to a third party in August 2000.

     The increase in foreclosed properties was partially offset by the sale of a $1.1 million property which had previously been transferred into foreclosed properties in the third quarter of 1999.

     Impaired loans were $3.0 million, $1.9 million and $3.3 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Nonaccrual loans represented approximately 44.0% of the impaired loan balance at June 30, 2000, and 100.0% of the impaired loan balances at both December 31, 1999 and June 30, 1999, respectively.

     Loans 90 days or more past due and still accruing are delinquent loans with respect to the payment of principal and/or interest, and which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $1.5 million in loans 90 days or more past due and still accruing June 30, 2000, and $3.5 million at both December 31, 1999 and June 30, 1999. Accrued interest on loans 90 days past due or more and still accruing as of June 30, 2000 was $0.03 million. The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 0.43% at both June 30, 2000 and December 31, 1999, and was 0.51% at June 30, 1999.

NONINTEREST INCOME

     Noninterest income for the second quarter of 2000 was $1.8 million, representing a 37.3% increase from the second quarter of 1999. This increase was primarily a result of a $0.2 million gain on the sale of a foreclosed property and a $0.2 million increase in deposit service charges due primarily to an increase in the per-item charge for overdrafts on checking accounts.

     For the six-month period ended June 30, 2000, non-interest income was $3.2 million, a decrease of approximately $55,000, or 1.7%, as compared to the same period in the previous year. This decrease was due primarily to the recognition of a $0.8 million gain during the six-month period ended June 30, 1999, on the sale of a branch facility in Charleston, Illinois. Partially offsetting the impact of this sale was a $0.3 million, or 42.9%, increase in deposit service charges for the six-month period ended June 30, 2000, as compared to the same period in the previous year, and a $0.2 million gain on the sale of a foreclosed property.

NONINTEREST EXPENSE

     Total noninterest expense increased $2.5 million, or 31.0%, in the second quarter of 2000, as compared to the same period in the previous year. For the six-month period ended June 30, 2000, total noninterest expense increased $5.2 million or 33.8%. These increases were primarily the result of CIB Marine's growth, including internal growth and the acquisition and opening of new branch facilities and banks.

     Compensation and employee benefits expense was $6.5 million in the second quarter of 2000, as compared to $4.8 million in the second quarter of 1999, an increase of 35.0%. For the six-month periods ended June 30, 2000 and 1999, compensation and benefits expense was $12.5 million and $9.5 million, respectively, an increase of 32.1%. In general, these increases were due to the hiring of additional personnel as a result of

CIB Marine's growth, including the staffing of new facilities, and annual merit increases. As a result of CIB Marine's growth, the total number of full-time equivalent employees increased to 555 at June 30, 2000 from 503 and 450 at December 31, 1999 and June 30, 1999, respectively, representing increases of 10.3% and 23.3% for the six and twelve month periods, respectively.

     Equipment, occupancy and premises expense increased by $0.3 million, or 24.2%, from the second quarter of 1999 to the second quarter of 2000, and by $0.7 million, or 27.9%, from the six-month period ended June 30, 1999. These increases were primarily the result of new bank and branch facilities.

     Professional service expense increased by $0.2 million, or 50.0%, from the second quarter of 1999 to the second quarter of 2000, and by $0.4 million, or 51.3%, from the six-month period ended June 30, 1999. These increases were primarily attributable to increased legal and accounting services.

     Amortization of intangible assets expense increased $0.1 million, or 44.6%, from the second quarter of 1999 to the second quarter of 2000, and by $0.4 million, or 103.6%, from the six-month period ended June 30, 1999 to the six-month period ended June, 30 2000. These increases were primarily due to intangible asset increases of $9.5 million relating to the two banking offices purchased on March 29, 1999, and $2.0 million for the banking office purchased in September 1999.

     Other noninterest expense increased by $0.2 million, or 15.5%, from the second quarter of 1999 to the second quarter of 2000, and by $0.6 million or 29.8%, from the six-month period ended June 30, 1999. These increases were due primarily to increases in expenditures for telephone and data lines, office supplies and postage, resulting primarily from CIB Marine's growth.

     CIB Marine's efficiency ratios were 51.0% and 55.5% for the second quarters ended June 30, 2000 and 1999, respectively, and 51.9% and 54.0% for the six-month period ended June 30, 2000 and 1999, respectively. Excluding the effect of the gain on the branch sale, the efficiency ratio for the first six months of 1999 would have been 55.5%. Total noninterest expense as a percentage of average assets was 2.09% and 2.33% for the quarters ended June 30, 2000 and 1999, respectively, and 2.09% and 2.36% for the six-month periods ended June 30, 2000 and 1999, respectively.

INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting. The effective tax rates for the three and six-months ended June 30, 2000 were 34.1% and 34.3%, respectively, as compared to 34.5% and 35.1% for the same periods in 1999.

FINANCIAL CONDITION

OVERVIEW

     CIB Marine's total assets increased by $281.8 million, or 15.4%, during the six months ended June 30, 2000. This increase was primarily the net result of the implementation of CIB Marine's growth and acquisition strategy. Gross loans increased by $224.4 million, or 16.2%, and investment securities increased by $36.8 million, or 10.1%, during the first six months of 2000. These increases were primarily funded by a $251.0 million, or 21.4%, increase in time deposit liabilities and a $35.0 million, or approximately 359.0%, increase in long-term borrowings consisting of FHLB borrowings and guaranteed trust preferred securities.

SECURITIES

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                                      AT JUNE 30, 2000      AT DECEMBER 31, 1999
                                                    --------------------    --------------------
                                                                YIELD TO                YIELD TO
                                                     AMOUNT     MATURITY     AMOUNT     MATURITY
                                                    --------    --------    --------    --------
                                                               (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies......................    $ 67,339      6.26%     $ 73,940      6.10%
Obligations of states and political
  subdivisions..................................      49,068      7.34        57,679      7.04
Other notes and bonds...........................         450      7.10           450      7.11
Mortgage backed securities......................      20,936      6.75        14,821      6.97
                                                    --------     -----      --------     -----
          Total Securities Held To Maturity.....     137,793      6.72       146,890      6.56
                                                    --------     -----      --------     -----
AVAILABLE FOR SALE
U.S. Government & Agencies......................     227,211      5.96%      190,585      5.83%
Obligations of states and political
  subdivisions..................................       4,110     11.00         3,735     10.49
Other notes and bonds...........................       4,604      6.35         2,107      6.80
Mortgage backed securities......................      25,923      6.34        18,821      6.04
Federal Home Loan Bank stock....................       3,455      7.25         4,482      6.50
Other equities..................................          37       N/A            37       N/A
                                                    --------     -----      --------     -----
          Total Securities Available for Sale
            Before SFAS 115 Adjustment..........     265,340      6.10       219,767      5.95
                                                    --------     -----      --------     -----
          Total Securities Before SFAS 115
            Adjustment..........................     403,133      6.31%      366,657      6.20%
                                                                 =====                   =====
SFAS 115 Available For Sale Market Value
  Adjustment....................................      (2,997)                 (3,307)
                                                    --------                --------
TOTAL SECURITIES................................    $400,136                $363,350
                                                    ========                ========

     Total securities outstanding at June 30, 2000, were $400.1 million as compared to $363.4 million at December 31, 1999, an increase of 10.1%. The increase in the securities portfolio was directly related to CIB Marine's growth during this period. The ratio of total securities to total assets was 19.0% at June 30, 2000 as compared to 19.9% at December 31, 1999. Because CIB Marine's securities portfolio is one of its sources of liquidity, the size of its portfolio has been increased as total assets have increased.

     The mix of securities in CIB Marine's portfolio has remained relatively constant during the past three years. Ignoring SFAS No. 115 market value adjustments, at June 30, 2000 and December 31, 1999, U.S. Government and Agency securities represented 73.1% and 72.1% of the portfolio, respectively; mortgage backed securities represented 11.6% and 9.2% of the portfolio, respectively; and obligations of states and political subdivisions, most of which are general obligations of states or political subdivisions of states in which CIB Marine's subsidiaries are located, represented 13.2% and 16.7% of the portfolio, respectively.

     As of June 30, 2000, $262.3 million, or 65.6%, of the portfolio was classified as available for sale and $137.8 million or 34.4%, of the portfolio was classified as held to maturity. At December 31, 1999, these ratios were 59.6% and 40.4%, respectively. Securities available for sale increased $45.9 million, or 21.2%, from December 31, 1999 to June 30, 2000, while securities held to maturity decreased $9.1 million, or 6.2%.

     On June 30, 2000, the net unrealized loss of the available for sale securities was $3.0 million, as compared to a net unrealized loss of $3.3 million at December 31, 1999. The increase in the unrealized value of these securities over the first six months of 2000 was a direct result of decreases in market interest rates offered on similar investments.

LOANS

     Loans, net of the allowance for loan loss, were $1.6 billion at June 30, 2000, an increase of $220.6 million, or 16.1%, from December 31, 1999. Net loans represented 75.6% and 75.2% of CIB Marine's total assets at June 30, 2000, and December 31, 1999, respectively. Most of the increase in CIB Marine's loan portfolio was in commercial real estate loans, commercial loans and construction loans which, in the aggregate represented

94.9% of gross loans at June 30, 2000 and 94.5% of gross loans at December 31, 1999. These increases are consistent with CIB Marine's strategy to focus on establishing banking relationships with small to medium sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                          JUNE 30, 2000        DECEMBER 31, 1999
                                                     -----------------------   ------------------
                                                                  (DOLLARS IN THOUSANDS)
                                                                     % OF                   % OF
                                                      BALANCE       TOTAL       BALANCE     TOTAL
Loans:                                               ----------   ----------   ----------   -----
Commercial and industrial..........................  $  532,713      33.0%     $  454,438    32.7%
Agricultural.......................................       4,200       0.2           5,973     0.4
Real estate:
  1-4 family.......................................      55,925       3.5          50,292     3.6
  Commercial.......................................     738,066      45.7         646,484    46.5
  Construction.....................................     262,464      16.2         214,251    15.4
Consumer...........................................      10,754       0.7          13,152     0.9
Credit card loans..................................       1,557       0.1           1,436     0.1
Other..............................................      10,631       0.6           5,486     0.4
                                                     ----------     -----      ----------   -----
          Total loans..............................   1,616,310     100.0%      1,391,512   100.0%
                                                                    =====                   =====
Deferred Loan Fees.................................      (4,095)                   (3,681)
Allowance for Loan Loss............................     (19,607)                  (15,813)
                                                     ----------                ----------
          Net Loans................................  $1,592,608                $1,372,018
                                                     ==========                ==========

CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, generally a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry exceeds 25% of the capital of CIB Marine. At June 30, 2000, CIB Marine had one borrowing relationship with individual borrowers or related groups of borrowers that exceeded 25% of the capital. The total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn as of June 30, 2000, was $46.5 million, and amounted to 26.3% and 2.9%, of CIB Marine's stockholders' equity and gross loans outstanding, respectively as of that date.

     In July 1999, one of CIB Marine's borrowers, who is also a stockholder of CIB Marine and whose total borrowing relationship exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock comprising a large part of this borrower's net worth. The decline in the value of this security has caused liquidity problems for this borrower with respect to its current obligations to CIB Marine and other lenders. Since March 2000, the total outstanding lending commitment associated with this borrowing relationship has represented less than 25% of the capital of CIB Marine. As of June 30, 2000, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $41.6 million. The aggregate principal amount actually drawn and outstanding at June 30, 2000, with respect to this borrowing relationship was approximately $33.3 million and all such loans were current with respect to principal and interest. CIB Marine has renewed certain loans and extended new loans to this borrower since July 1999 based upon a credit evaluation at the time of origination or renewal. As loans to this borrower become due, CIB Marine will evaluate the credit relationship at that time to determine whether to renew such loans.

     Since July 1999, CIB Marine has closely monitored this borrowing relationship including the collateral margins and cash flows. This borrower continues to work with CIB Marine to improve this borrowing relationship, including providing updated financial information so that CIB Marine can monitor and evaluate the credit risk of this relationship. Although CIB Marine estimates the value of the collateral securing this borrowing relationship currently exceeds the outstanding principal balance to this borrower, this borrowing relationship became under-collateralized pursuant to the collateral requirements of CIB Marine's loan policy during the first quarter of 2000.

     In order to assess this borrower's liquidity needs, CIB Marine continues to monitor the borrower's obligations to other lenders and their collateral positions. In November 1999, two of these other lenders filed lawsuits to recover amounts due to them. During February 2000 one of these lawsuits was dismissed. In April 2000, CIB Marine became aware of another lawsuit, which was filed in March 2000 by a third lender, to recover amounts due to them. This lawsuit was dismissed in July 2000. The borrower is engaging in a voluntary and orderly disposition of certain of its assets to satisfy various obligations to CIB Marine and other lenders and to strengthen its liquidity position.

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

     In working with this borrower to address its liquidity problems, management determined that it was in the best interest of CIB Marine to provide this borrower with additional cash to help it meet its current obligations both to CIB Marine and to other lenders. On September 9, 1999, CIB Marine purchased from this borrower limited partnership interests in three private investment funds. CIB Marine paid $2.4 million for these limited partnership interests, of which $1.0 million was used by the borrower to repay a loan from CIB Marine that was previously secured by an interest in one of these limited partnerships, $0.1 million was paid to another lender and $1.3 million was invested in a certificate of deposit at CIB Marine which was pledged to CIB Marine as additional collateral and to be used as a reserve account for future interest payments. The certificate of deposit was reduced by $0.5 million during the fourth quarter of 1999 to reflect an adjustment to the purchase price of the limited partnership interests. Since the fourth quarter of 1999, $0.7 million of this account has been used to make required interest payments. Since June 30, 2000 the borrower added $0.3 million to this account from proceeds gained through the sale of certain assets. As of August 11, 2000 the account balance was $0.4 million. A description of this investment and the purchase price adjustment is discussed below under "Other Assets".

     At June 30, 2000, CIB Marine also had total borrowings within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $686.4 million, or 42.5% of gross loans and 387.5% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $130.3 million, or 8.1% of gross loans and 73.5% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $84.8 million, or 5.2% of gross loans outstanding and 47.9% of stockholders' equity.

     Commercial or multi-family real estate, other business collateral and/or personal property generally collateralize the loans and lines of credit described in this section. Additionally, most of the loans are personally guaranteed by the principals. Management has no reason to believe that each loan within these concentrations represent any greater risk of loss than CIB Marine's other loans that are similarly collateralized and underwritten.

OTHER ASSETS

     During the first six months of 2000, other assets increased $2.7 million, or 62.4%, from $4.3 million at December 31, 1999. The majority of the increase was the result of a $1.7 million premium paid on a $25.0 million FHLB advance assumed in March 2000, which, at June 30, 2000, had an unamortized balance of $1.6 million. Also contributing to the increase in other assets was a $0.3 million capitalized underwriting fee incurred with the issuance of $10.0 million in guaranteed trust preferred securities. Additional information regarding these transactions is discussed in "Borrowings" and "Guaranteed Trust Preferred Securities".

     Other assets at June 30, 2000 and December 31, 1999 also includes a $2.3 million investment in three limited partnerships. In September 1999, CIB Marine purchased, at the holding company level, limited partnership interests in three private investment funds from one of its largest borrowers. These funds are currently invested in both public and private equity securities. Two of the funds are focused on the environmental and waste-related industries and the other fund is focused on the health care, pharmaceutical, media and communication industries. CIB Marine engaged in this transaction primarily to provide this borrower, who is also a stockholder of CIB Marine, with cash to meet its current obligations to CIB Marine. Additional information about this borrower and its loans from CIB Marine are discussed in "Loans-Credit Concentrations."

     CIB Marine originally paid $2.4 million for the limited partnership interests based on the value of the underlying portfolio securities held by the private investment funds as of June 30, 1999. The amount of this investment was $2.3 million at June 30, 2000 and is included in other assets, carried at the lower of cost or fair market value. CIB Marine may also be required to invest up to an additional $2.4 million over the next 3 years pursuant to further capital call commitments.

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

DEPOSIT LIABILITIES

     CIB Marine continues to experience significant growth in deposits, which are primarily used to fund the assets growth of CIB Marine. Total deposits increased 16.7% to $1.8 billion at June 30, 2000, from $1.5 billion at December 31, 1999.

     Time deposits represented the largest component of interest-bearing deposit liabilities. The percentage of time deposits to total deposits was 79.9% at June 30, 2000, and 76.9% at December 31, 1999. These percentages reflect CIB Marine's significant reliance on time deposits as a source of funding. Time deposits of $100,000 and over of $497.2 million at June 30, 2000, and $415.9 million at December 31, 1999, represented 34.9% and 35.4% of total time deposits, respectively. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $96.9 million, or 6.8%, of total time deposits at June 30, 2000, and $80.7 million, or 6.9%, of total time deposits at December 31, 1999. Brokered time deposits of $100,000 and over were $90.7 million at June 30, 2000.

     At June 30, 2000, noninterest-bearing demand deposits were $107.1 million; interest-bearing demand deposits were $43.5 million and savings deposits were $207.3 million. At December 31, 1999 these deposits were $98.6 million, $45.1 million and $209.3 million, respectively.

BORROWINGS

     The following table sets forth information regarding selected categories of borrowings.

                                                          JUNE 30, 2000       DECEMBER 31, 1999
                                                       -------------------   -------------------
                                                       BALANCE    AVG RATE   BALANCE    AVG RATE
                                                       --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
  Fed funds purchased................................  $ 28,105     7.20%    $ 29,575     5.21%
  Securities sold under repurchase agreements........    32,047     6.44       27,129     5.49
  Treasury, tax and loan note........................       243     6.60          405     4.01
  Federal Home Loan Bank -- short term...............        --       --       26,400     5.16
  Commercial paper...................................       205     6.85           --       --
  Other borrowings -- short term.....................    25,850     8.16       29,710     8.48
                                                       --------    -----     --------     ----
          Total Short-Term Borrowings................    86,450     7.21%     113,219     6.12%
                                                       --------    -----     --------     ----
LONG-TERM BORROWINGS
  Federal Home Loan Bank.............................    34,750     5.72        9,750     4.98
  Guaranteed trust preferred securities..............    10,000    10.88           --       --
                                                       --------    -----     --------     ----
          Total Long-Term Borrowings.................    44,750     6.87%       9,750     4.98%
                                                       --------    -----     --------     ----
          TOTAL BORROWINGS...........................  $131,200     7.10%    $122,969     6.03%
                                                       ========    =====     ========     ====

     Total borrowings increased $8.2 million, or 6.7%, to $131.2 million during the six-month period ended June 30, 2000, from $123.0 million at December 31, 1999. Fed Funds purchased accounted for $28.1 million, or 21.4%, of total borrowings at June 30, 2000 and $29.6 million, or 24.1%, of total borrowings at December 31, 1999. Repurchase agreements accounted for $32.0 million, or 24.4%, of total borrowings at June 30, 2000, as compared to $27.1 million, or 22.1%, of total borrowings at December 31, 1999. Federal Home Loan Bank advances accounted for $34.8 million, or 26.5% of total borrowings at June 30, 2000, as compared to $36.2 million, or 29.4%, at December 31, 1999. Guaranteed trust preferred securities accounted for $10.0 million, or 7.6% of total borrowings at June 30, 2000. There were no guaranteed trust preferred securities outstanding at December 31, 1999. CIB Marine increased its utilization of these borrowings, particularly long-term Federal Home Loan Bank advances and guaranteed trust preferred securities during the first six months of 2000 in order to meet its funding needs or when the terms on these products were more favorable than other types of funding.

     During the first quarter of 2000, CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008 with an effective rate, including premium, of 7.05%. The $1.7 million premium is being amortized over the life of the borrowing. CIB Marine also entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008. CIB Marine pays a variable rate of interest at the one month LIBOR rate and earns a fixed rate of interest at 7.08%. CIB Marine believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

     CIB Marine also has a $30.0 million revolving line of credit with an unaffiliated commercial bank. At June 30, 2000, there was an outstanding balance on this line of credit in the amount of $25.9 million, as compared to $29.7 million at December 31, 1999. These funds were used to capitalize the subsidiary banks, to acquire branch facilities, provide capital support for the internal growth of the subsidiary banks and for working capital.

GUARANTEED TRUST PREFERRED SECURITIES

     In March 2000, CIB Marine issued $10.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. These securities qualify as Tier I equity capital for regulatory capital purposes. Distributions on the securities are cumulative and are payable to the security holders semi-annually at a rate of 10.875% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. These securities are mandatorily redeemable upon their maturity on March 8, 2030 and are callable beginning March 8, 2010 at a premium, which premium declines ratably to par by 2020. Issuance costs of $0.3 million related to the securities are classified as other assets on the balance sheet and are being amortized over the expected life of the securities as an adjustment to interest expense. CIB Marine used the net proceeds of $9.7 million to reduce its debt at a non-affiliated bank.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at June 30, 2000 and December 31, 1999 is contained in the following table. The capital levels of CIB Marine and the subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. CIB Marine intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit CIB Marine's subsidiary banks to meet the credit needs of medium-sized commercial borrowers.

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                                   (DOLLARS IN THOUSANDS)
Risk Weighted Assets (RWA)..................................   $1,887,971        $1,618,852
                                                               ==========        ==========
Average Assets (Quarter Only)(1)............................   $2,030,958        $1,667,517
                                                               ==========        ==========
Capital Components Stockholders' equity.....................   $  177,154        $  161,335
  Guaranteed trust preferred securities.....................       10,000                 0
  Less: Disallowed intangibles..............................      (13,444)          (14,171)
  Add: Unrealized loss on securities........................        1,841             2,034
                                                               ----------        ----------
Tier 1 Capital..............................................      175,545           149,198
  Allowable allowance for loan loss.........................       19,607            15,813
                                                               ----------        ----------
Total Risk Based Capital....................................   $  195,158        $  165,011
                                                               ==========        ==========

                                                                       JUNE 30, 2000
                                                           -------------------------------------
                                                                                  FOR CAPITAL
                                                                ACTUAL         ADEQUACY PURPOSES
                                                           ----------------    -----------------
                                                           AMOUNT     RATIO     AMOUNT     RATIO
                                                           -------    -----    --------    -----
Total Capital (to RWA)...................................  195,155    10.34%   151,038     8.00%
Tier 1 Capital (to RWA)..................................  175,548     9.30     75,519     4.00
Tier 1 Leverage (to Avg Assets)..........................  175,548     8.64     81,303     4.00

                                                                       JUNE 30, 2000
                                                           -------------------------------------
                                                                                  FOR CAPITAL
                                                                ACTUAL         ADEQUACY PURPOSES
                                                           ----------------    -----------------
                                                           AMOUNT     RATIO     AMOUNT     RATIO
                                                           -------    -----    --------    -----
Total Capital (to RWA)...................................  165,011    10.19%   129,508     8.00%
Tier 1 Capital (to RWA)..................................  149,198     9.22     64,754     4.00
Tier 1 Leverage (to Avg Assets)..........................  149,198     8.95     66,701     4.00

---------------

(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     In March 2000, CIB Marine issued $10.0 million in guaranteed trust preferred securities. These securities qualify as Tier 1 equity capital for regulatory capital purposes. In March 2000, CIB Marine also raised

$3.4 million of capital pursuant to a private placement offering of its common stock. An additional $0.5 million was raised in this offering in April 2000. In June 2000 CIB Marine raised $2.4 million in capital pursuant to another private placement offering of its common stock. For additional information regarding these transactions see "Guaranteed Trust Preferred Securities" and Part II:
"Other Information, Item 2, Changes in Securities and Use of Proceeds."

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funds available to fund various commitments, including loan demand, deposit withdrawals and other obligations and opportunities in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits and loan repayments and, to a much lesser extent, from other borrowings as discussed under "Borrowings." Additional sources of liquidity include cash and cash equivalents, federal funds, loans held for sale and available for sale securities.

     The following discussion should be read in conjunction with the statements of cash flows for the six months ended June 30, 2000 and 1999, contained in the consolidated financial statements.

     For the six months ended June 30, 2000, net cash provided by operating activities was $4.1 million, compared to $9.7 million for the same period in the previous year. The decrease in net cash provided by operating activities was due primarily to a decrease in net proceeds from loans held for sale. For the six months ended June 30, 2000, net cash used in investing activities was $262.2 million, as compared to $182.3 million for the same period in the previous year. The increase in cash used for investing activities was due in part to a net increase in loans and $101.5 million in cash provided during the six-month period in 1999 as a result of the purchase of branch assets and deposits in cash. Net cash provided by financing activities was $268.3 million and $174.8 million for the six-month periods ended June 30, 2000, and 1999, respectively. Increases in deposit liabilities provided $255.6 million, or 95.2% of the net cash provided by financing activities for 2000.

     CIB Marine was able to meet its liquidity needs during the first half of 2000 and expects to meet these needs for the remainder of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 1999. For information regarding CIB Marine's market risks, refer to its 1999 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity for June 30, 2000.

                                                                              JUNE 30, 2000
                                                   -------------------------------------------------------------------
                                                     0-3         4-6        7-12        2-5        OVER
                                                    MONTHS     MONTHS      MONTHS      YEARS     5 YEARS      TOTAL
                                                   --------   ---------   ---------   --------   --------   ----------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans..........................................  $938,369   $  71,377   $ 100,000   $470,226   $ 36,749   $1,616,721
  Securities.....................................    25,737      11,606      42,383    273,241     47,169      400,136
  Federal funds sold.............................    13,882          --          --         --         --       13,882
                                                   --------   ---------   ---------   --------   --------   ----------
        TOTAL INTEREST-EARNING ASSETS............   977,988      82,983     142,383    743,467     83,918    2,030,739
                                                   --------   ---------   ---------   --------   --------   ----------
Interest-bearing liabilities:
  Time deposits..................................   465,303     288,541     444,173    228,260         73    1,426,350
  Savings and interest-bearing demand deposits...   250,712          --          --         --         --      250,712
  Short-term borrowings..........................    85,169         825         456         --         --       86,450
  Long-term borrowings...........................        --          --          --         --     34,750       34,750
  Impact of interest rate swap...................    25,000          --          --         --    (25,000)          --
  Guaranteed trust preferred securities..........        --          --          --         --     10,000       10,000
                                                   --------   ---------   ---------   --------   --------   ----------
        TOTAL INTEREST-BEARING LIABILITIES.......  $826,184   $ 289,366   $ 444,629   $228,260   $ 19,823   $1,808,262
                                                   --------   ---------   ---------   --------   --------   ----------
Interest sensitivity GAP (by period).............  $151,804   $(206,383)  $(302,246)  $515,207   $ 64,095   $  222,477
Interest sensitivity GAP (cumulative)............   151,804     (54,579)   (356,825)   158,382    222,477      222,477
Cumulative Gap as a % of Total Assets............     7.21%       (2.59)     (16.94)     7.52%     10.56%

     The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of June 30, 2000, and December 31, 1999:

                                                              BASIS POINT CHANGES
                                                    ----------------------------------------
                                                     +200       +100       -100       -200
                                                    -------    -------    -------    -------
June 30, 2000
  Net Interest Income change over one year........    (1.28)%    (0.64)%     0.62%      0.06%
                                                    =======    =======    =======    =======
December 31, 1999
  Net Interest Income change over one year........    (3.53)%    (1.77)%     1.54%      2.01%
                                                    =======    =======    =======    =======

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     CIB Marine and its subsidiaries are parties to legal actions that arise in the normal course of their business activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a materially adverse effect on the consolidated financial condition, results of operations or liquidity of CIB Marine.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. Not Applicable

     b. Not Applicable

     c. On March 24, 2000 CIB Marine commenced a $5.0 million offering of its common stock at $17.29 per share pursuant to a private placement offering which terminated on April 7, 2000. During March CIB Marine sold 194,250 shares in this offering for a total of $3.4 million. In April, CIB Marine sold in this offering an additional 30,750 shares for a total of $0.5 million. On June 24, 2000 CIB Marine commenced a $3.0 million offering of its common stock at $17.90 per share pursuant to a private placement offering which terminated on June 30, 2000. During June CIB Marine sold 134,850 shares in this offering for a total of $2.4 million. These offerings were made to a limited number of accredited investors and to CIB Marine's employee stock ownership plan, pursuant to Rule 506 of Regulation D under the Securities Act of 1933. CIB Marine incurred no commissions or underwriting discounts in either of these offerings.

     d. Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. CIB Marine held its Annual Meeting of Shareholders on April 27, 2000.

     b. Matters related to the election of Directors.

     Votes cast for the election of three Directors to serve for a term of three years are as follows

                                                                  WITHHOLD
                                                                AUTHORITY TO
DIRECTOR                                             FOR          VOTE FOR      NON-VOTE
--------                                          ----------    ------------    ---------
John T. Bean....................................  13,314,300         0          3,170,850
Steven C. Hillard...............................  13,314,300         0          3,170,850
J. Michael Straka...............................  13,314,300         0          3,170,850

     The continuing Directors of CIB Marine whose seats were not up for election at the annual meeting are as follows:

DIRECTOR                                                      SERVING UNTIL
--------                                                      -------------
Norman E. Baker.............................................      2001
W. Scott Blake..............................................      2001
Dean M. Katsaros............................................      2001
Donald M. Trilling..........................................      2001
Jose Araujo.................................................      2002
Jerry D. Maahs..............................................      2002
Howard E. Zimmerman.........................................      2002

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

       - Exhibit 11 -- Statement Re Computation of Earnings Per Share

       - Exhibit 27 -- Financial Data Schedule

     b.  Reports on Form 8-K

     On June 29, 2000, CIB Marine filed an 8-K reporting that the Board of Directors had approved a 150-for-1 stock split of its outstanding common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on July 1, 2000, to receive 149 additional shares of common stock for each share of common stock held. The transfer agent commenced delivery of the stock dividends on July 25, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 11th day of August 2000.

                                          CIB MARINE BANCSHARES, INC.
                                          (Registrant)

                                          /s/ STEVEN T. KLITZING

                                          --------------------------------------
                                          Steven T. Klitzing
                                          Senior Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

     The following exhibits have been filed herewith:

    EXHIBIT
    NUMBER     DESCRIPTION
    -------    -----------
      11       Computation of Earnings Per Share
      27       Financial Data Schedule