Form 10-Q
period 2000-09-30
CIB MARINE BANCSHARES INC
filed 2000-11-14
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

     At November 10, 2000, CIB Marine had 16,915,141 shares of common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................   $   19,652      $   21,941
  Federal Funds Sold........................................        1,800           2,157
                                                               ----------      ----------
          Total Cash and Cash Equivalents...................       21,452          24,098
                                                               ----------      ----------
Loans Held for Sale.........................................        4,019           2,148
Securities:
  Available for Sale, at fair value.........................      326,866         216,460
  Held to Maturity (approximate fair value of $132,556 and
     $145,122, respectively)................................      133,484         146,890
                                                               ----------      ----------
          Total Securities..................................      460,350         363,350
                                                               ----------      ----------
Loans.......................................................    1,690,656       1,387,831
  Less: Allowance for Loan Loss.............................      (21,440)        (15,813)
                                                               ----------      ----------
Net Loans...................................................    1,669,216       1,372,018
                                                               ----------      ----------
Premises and Equipment, net.................................       21,906          21,499
Accrued Interest Receivable.................................       19,211          13,141
Deferred Income Taxes.......................................       11,057           9,018
Goodwill and Core Deposit Intangibles, net..................       13,096          14,171
Foreclosed Properties.......................................          100           1,099
Other Assets................................................        6,215           4,298
                                                               ----------      ----------
       Total Assets.........................................   $2,226,622      $1,824,840
                                                               ==========      ==========
LIABILITIES
Deposits:
  Noninterest-bearing Demand................................   $  112,675      $   98,642
  Interest-bearing Demand...................................       45,760          45,107
  Savings...................................................      222,554         209,333
  Time......................................................    1,489,324       1,175,374
                                                               ----------      ----------
       Total Deposits.......................................    1,870,313       1,528,456
                                                               ----------      ----------
Short-term Borrowings.......................................       98,217         113,219
Accrued Interest Payable....................................       11,065           8,228
Accrued Income Taxes........................................        1,168             824
Other Liabilities...........................................        3,710           3,028
Long-term Borrowings........................................       33,185           9,750
Guaranteed Trust Preferred Securities.......................       25,000              --
                                                               ----------      ----------
       Total Liabilities....................................    2,042,658       1,663,505
                                                               ----------      ----------
STOCKHOLDERS' EQUITY
Common Stock, $1 par value; 50,000,000 Shares Authorized,
  16,845,000 and 16,469,250 Issued and Outstanding,
  respectively..............................................       16,845          16,469
Capital Surplus.............................................      133,415         126,891
Retained Earnings...........................................       34,240          20,009
Accumulated Other Comprehensive Loss........................         (536)         (2,034)
                                                               ----------      ----------
       Total Stockholders' Equity...........................      183,964         161,335
                                                               ----------      ----------
       Total Liabilities and Stockholders' Equity...........   $2,226,622      $1,824,840
                                                               ==========      ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                        QUARTER ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------   --------------------------------
                                            2000           1999           2000               1999
                                        ------------   ------------   -------------      -------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans.................................  $    40,468    $    25,870     $   112,116        $    69,724
Loans Held For Sale...................           86             47             207                215
Securities:
  Taxable.............................        6,329          3,917          16,243             10,342
  Tax-exempt..........................          629            472           2,131              1,269
  Dividends...........................           66             58             244                160
Federal Funds Sold....................          418            203             664                314
                                        -----------    -----------     -----------        -----------
          Total Interest and Dividend
            Income....................       47,996         30,567         131,605             82,024
                                        -----------    -----------     -----------        -----------
INTEREST EXPENSE
Deposits..............................       26,425         16,015          70,425             41,765
Short-term Borrowings.................        1,840            318           4,880                794
Long-term Borrowings..................          499            164           1,269                667
Guaranteed Trust Preferred
  Securities..........................          373             --             673                 --
                                        -----------    -----------     -----------        -----------
          Total Interest Expense......       29,137         16,497          77,247             43,226
                                        -----------    -----------     -----------        -----------
          Net Interest Income.........       18,859         14,070          54,358             38,798
Provision for Loan Loss...............        1,975          1,515           6,250              4,485
                                        -----------    -----------     -----------        -----------
          Net Interest Income After
            Provision for Loan Loss...       16,884         12,555          48,108             34,313
                                        -----------    -----------     -----------        -----------
NONINTEREST INCOME
Loan Fees.............................          751            634           2,041              1,983
Deposit Service Charges...............          541            383           1,421                968
Other Service Fees....................          319            106             639                297
Trust.................................          224            128             548                391
Gain on Sale of Branch................           --             --              --                805
Other.................................           72             21             453                 46
Securities Gains, net.................            9             --               9                 --
                                        -----------    -----------     -----------        -----------
       Total Noninterest Income.......        1,916          1,272           5,111              4,490
                                        -----------    -----------     -----------        -----------
NONINTEREST EXPENSE
Compensation and Employee Benefits....        6,534          5,372          19,058             14,854
Equipment.............................          639            499           1,790              1,515
Occupancy and Premises................          945            818           2,851              2,191
Professional Services.................          203            245           1,268                949
Advertising / Marketing...............          226            200             712                548
Amortization of Intangibles...........          348            328           1,047                671
Other.................................        1,488          1,125           4,189              3,175
                                        -----------    -----------     -----------        -----------
       Total Noninterest Expense......       10,383          8,587          30,915             23,903
                                        -----------    -----------     -----------        -----------
Income Before Income Taxes............        8,417          5,240          22,304             14,900
Income Tax Expense....................        2,928          1,832           7,698              5,225
                                        -----------    -----------     -----------        -----------
     NET INCOME.......................  $     5,489    $     3,408     $    14,606        $     9,675
                                        ===========    ===========     ===========        ===========
EARNINGS PER SHARE
Basic.................................  $      0.33    $      0.21     $      0.88        $      0.60
Diluted...............................         0.32           0.21            0.86               0.60
Weighted Average Shares -- Basic......   16,845,000     16,083,232      16,680,794         16,077,019
Weighted Average Shares -- Diluted....   17,087,026     16,269,054      16,902,892         16,252,850

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                             ACCUMULATED
                                               COMMON STOCK                                     OTHER
                                           ---------------------                            COMPREHENSIVE
                                                           PAR      CAPITAL     RETAINED       INCOME        TREASURY
                                             SHARES       VALUE     SURPLUS     EARNINGS       (LOSS)         STOCK       TOTAL
                                           ----------    -------    --------    --------    -------------    --------    --------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1998.............    16,072,950    $16,073    $120,381    $ 6,867        $   775        $  --      $144,096
Comprehensive Income:
Net Income.............................                                           9,675                                     9,675
Other Comprehensive Income:
  Unrealized Securities Holding Losses
    Arising During the Year............                                                         (3,131)                    (3,131)
  Income Tax Effect....................                                                          1,203                      1,203
                                                                                -------        -------                   --------
                                                                                  9,675         (1,928)                     7,747
                                                                                -------        -------                   --------
Common Stock Issuance..................
Exercise of Stock Options..............        50,850         51         522        (51)                                      522
Purchase of Treasury Stock.............       (11,100)       (11)                    11                        (182)         (182)
Non-Cash Compensation..................                                  139                                                  139
                                           ----------    -------    --------    -------        -------        -----      --------
BALANCE, SEPTEMBER 30, 1999............    16,112,700    $16,113    $121,042    $16,502        $(1,153)       $(182)     $152,322
                                           ==========    =======    ========    =======        =======        =====      ========
BALANCE, DECEMBER 31, 1999.............    16,469,250    $16,469    $126,891    $20,009        $(2,034)       $  --      $161,335
Comprehensive Income:
Net Income.............................                                          14,606                                    14,606
Other Comprehensive Income:
  Unrealized Securities Holding Gains
    Arising During the Year............                                                          2,419                      2,419
  Income Tax Effect....................                                                           (921)                      (921)
                                                                                -------        -------                   --------
                                                                                 14,606          1,498                     16,104
                                                                                -------        -------                   --------
Exercise of Stock Options..............        15,900         16         172        (16)                                      172
Common Stock Issuance..................       359,850        360       6,302       (359)                                    6,303
Non-Cash Compensation..................                                   50                                                   50
                                           ----------    -------    --------    -------        -------        -----      --------
BALANCE, SEPTEMBER 30, 2000............    16,845,000    $16,845    $133,415    $34,240        $  (536)       $  --      $183,964
                                           ==========    =======    ========    =======        =======        =====      ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   -----------------
                                                                  2000           1999
                                                                ---------      ---------
                                                                (DOLLARS IN THOUSANDS)}
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................    $  14,606      $   9,675
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization.............................         (754)         1,626
  Non-Cash Compensation.....................................           50            139
  Provision for Loan Loss...................................        6,250          4,485
  Originations of Loans Held for Sale.......................      (60,731)       (94,081)
  Purchases of Loans Held for Sale..........................      (72,590)            --
  Proceeds from Sale of Loans Held for Sale.................      131,450        101,152
  Deferred Tax Benefits.....................................       (2,616)        (3,128)
  Gain on Sale of Branch....................................           --           (805)
  Gain on Sale of Other Assets..............................         (380)            (4)
  Gain on Sale of Securities................................           (9)            --
  Decrease in Interest Receivable and Other Assets..........       (6,727)        (3,379)
  Increase in Interest Payable and Other Liabilities........        3,519          1,389
                                                                ---------      ---------
      Net Cash Provided by Operating Activities.............       12,068         17,069
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of Securities Available for Sale...............      287,945         87,426
  Maturities of Securities Held to Maturity.................       31,822         46,721
  Purchase of Securities Available for Sale.................     (373,737)      (167,268)
  Purchase of Securities Held to Maturity...................      (14,409)       (68,855)
  Proceeds from Sales of Securities Available for Sale......          347             --
  Repayments of Mortgage-Backed Securities Held to
    Maturity................................................        3,784          4,419
  Repayments of Mortgage-Backed Securities Available for
    Sale....................................................        5,076          4,016
  Net Decrease (Increase) in other equities (including FHLB
    stock)..................................................        1,134           (898)
  Purchase of Mortgage-Backed Securities Available for
    Sale....................................................      (28,507)        (4,497)
  Purchase of Mortgage-Backed Securities Held to Maturity...       (7,715)        (3,034)
  Investment in Limited Partnerships........................         (400)        (2,897)
  Net Increase in Loans.....................................     (305,781)      (306,232)
  Proceeds from Sale of Foreclosed Properties...............        7,162             --
  Proceeds from Sale of Fixed Assets........................           --              7
  Proceeds from Sale of Branch and Trust Company............          167          3,085
  Capital Expenditures......................................       (2,265)        (2,100)
  Purchase of Branch Assets and Deposits, net of Goodwill...           --        124,403
                                                                ---------      ---------
      Net Cash Used in Investing Activities.................     (395,377)      (285,704)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Deposits......................................      341,690        255,499
  Proceeds from Long-term Borrowings........................       23,300             --
  Repayments of Long-term Borrowings........................           --        (10,250)
  Proceeds from Issuance of Guaranteed Trust Preferred
    Securities..............................................       24,200             --
  Proceeds from Issuance of Common Stock....................        6,303             --
  Proceeds from Stock Options Exercised.....................          172            522
  Purchase/Sale of Treasury Stock...........................           --           (182)
  Net (Decrease) Increase in Short-term Borrowings..........      (15,002)        22,102
                                                                ---------      ---------
      Net Cash Provided by Financing Activities.............      380,663        267,691
                                                                ---------      ---------
Net Decrease in Cash and Cash Equivalents...................       (2,646)          (944)
Cash and Cash Equivalents, Beginning of Period..............       24,098         22,080
                                                                ---------      ---------
Cash and Cash Equivalents, End of Period....................    $  21,452      $  21,136
                                                                =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................    $  74,410      $  41,696
  Income Taxes..............................................       10,254          7,935
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Transfers of Loans to Foreclosed Properties...............        5,937          1,100

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s ("CIB Marine") 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine's financial condition, results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of results to be expected for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the financial statements are based on various factors, including the current interest rate environment and the general strength of the local economy. Changes in these factors can significantly affect CIB Marine's net interest income and the value of its recorded assets and liabilities.

     Reclassifications have been made to certain amounts as of December 31, 1999 and for the three and nine-month periods ended September 30, 1999, to be consistent with classifications for 2000.

NOTE 2 -- STOCK SPLIT

     On June 19, 2000, CIB Marine announced that its Board of Directors approved a 150-for-1 split of its outstanding shares of common stock. The stock split was effected in the form of a stock dividend and each shareholder of record at the close of business on July 1, 2000, received 149 additional shares of common stock for every share of common stock held. The stock dividends resulting from the stock split were distributed by CIB Marine's transfer agent on or about July 25, 2000. All share and per share data contained in this document have been restated to reflect the effect of this stock split.

NOTE 3 -- EARNINGS PER SHARE COMPUTATIONS

     The following table provides a reconciliation of basic and diluted earnings per share.

                                                        QUARTER ENDED               NINE-MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                  --------------------------    --------------------------
                                                     2000           1999           2000           1999
                                                  -----------    -----------    -----------    -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
NET INCOME....................................    $     5,489    $     3,408    $    14,606    $     9,675
                                                  ===========    ===========    ===========    ===========
Weighted average shares outstanding:
  Basic.......................................     16,845,000     16,083,232     16,680,794     16,077,019
    Effect of dilutive stock options
       outstanding............................        242,023        185,822        222,098        175,831
                                                  -----------    -----------    -----------    -----------
  Diluted.....................................     17,087,026     16,269,054     16,902,892     16,252,850
EARNINGS PER SHARE
  Basic.......................................    $      0.33    $      0.21    $      0.88    $      0.60
    Effect of dilutive stock options
       outstanding............................          (0.01)            --          (0.02)            --
                                                  -----------    -----------    -----------    -----------
  Diluted.....................................    $      0.32    $      0.21    $      0.86    $      0.60
                                                  ===========    ===========    ===========    ===========

NOTE 4 -- BUSINESS COMBINATIONS

     On February 26, 1999, CIB Marine sold a branch facility in Charleston, Illinois, including $14.4 million of loans and $12.2 million of deposits attributable to the facility. The transaction was accounted for as a sale, resulted in net proceeds of $3.1 million and an $0.8 million gain which is reflected as a component of noninterest income in the Unaudited Consolidated Statements of Income.

     On March 29, 1999, CIB Marine purchased two branch facilities, one each in Arlington Heights and Mount Prospect, Illinois, and assumed deposits of $115.8 million. The net purchase price for premises and equipment and deposit premium was $14.5 million. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed was $9.5 million, of which $1.4 million is a core deposit intangible being amortized over the 11 year expected lives of the related deposits based upon a level-yield amortization method. Goodwill of $8.1 million is being amortized over 15 years using the straight-line method.

     On September 24, 1999, CIB Marine purchased a branch facility in Zion, Illinois, and assumed deposits of $28.2 million. The net purchase price for premises and equipment and deposit premium was $2.6 million. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed was $2.0 million, of which $1.1 million is core deposit intangible being amortized over the 11 year expected lives of the related deposits based upon a level-yield amortization method. Goodwill of $0.9 million is being amortized for 15 years using the straight-line method.

NOTE 5 -- SALE OF TRUST COMPANY

     On September 26, 2000 CIB Marine completed the sale of the business of Marine Trust and Investment Company ("Marine Trust"), a wholly-owned subsidiary. As part of this transaction, CIB Marine formed a strategic alliance with the purchaser whereby CIB Marine will receive a commission on both new and existing trust accounts referred to and accepted by the purchaser. Gross proceeds from the sale totaled $0.2 million and resulted in a pre-tax gain of approximately $0.2 million which is included in other non-interest income for the quarter ended September 30, 2000.

NOTE 6 -- LONG-TERM BORROWINGS AND RELATED INTEREST RATE SWAP

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheets as long-term borrowings at September 30, 2000 and December 31, 1999.

       SEPTEMBER 30, 2000       DECEMBER 31, 1999
       ------------------       ------------------       SCHEDULED       CALLABLE AT
       BALANCE       RATE       BALANCE       RATE       MATURITY         PAR AFTER
       -------       ----       -------       ----       ---------       -----------
                 (DOLLARS IN THOUSANDS)
       $3,250..      4.95%      $3,250        4.95%       1/16/08          1/16/01
       2,500..       4.95        2,500        4.95        1/16/08          1/16/01
       2,000..       4.95        2,000        4.95        1/16/08          1/16/01
       23,435..      7.07           --          --        6/30/08              N/A
       2,000..       5.09        2,000        5.09        2/20/08          2/20/01
       -------       ----       ------        ----
       $33,185..     6.46%      $9,750        4.98%
       =======       ====       ======        ====

     CIB Marine is required to maintain qualifying collateral as security for Federal Home Loan Bank borrowings including letters of credit. CIB Marine had eligible collateral of $91.7 million and $46.4 million at September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, this collateral consisted of securities with a fair market value of $63.7 million, and 1-4 family residential mortgages not more than 90 days delinquent of $28.0 million.

     On February 25, 2000, CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008 with a net cost, including premium, of 7.07%. The premium amount of $1.7 million is being amortized to interest expense over the life of the borrowing. As of September 30, 2000, the unamortized balance related to this premium was $1.6 million. Simultaneously with this advance, CIB Marine entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008, whereby CIB Marine pays a variable rate of interest at the 1 month

LIBOR rate and earns a fixed rate of interest at 7.08%. As of September 30, 2000, the fair market value of the swap was approximately $0.7 million and the net cash received from the hedging relationship for the nine-month period ended September 30, 2000 was approximately $0.1 million. CIB Marine's management believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

NOTE 7 -- GUARANTEED TRUST PREFERRED SECURITIES

     In March and September 2000, CIB Marine issued $10.0 million and $15.0 million, respectively, in guaranteed trust preferred securities through wholly owned special-purpose trusts. These securities qualify as Tier I equity capital for regulatory capital purposes. The securities are classified in the liability section of the Consolidated Balance Sheets, and the distributions on the securities are classified as interest expense in the Consolidated Statements of Income. Such distributions are cumulative and are payable to the security holders semi-annually at rates of 10.875% and 10.60% per annum, respectively. CIB Marine fully and unconditionally guarantees the obligations of the trusts on a subordinated basis. The securities from the March issuance are mandatorily redeemable upon their maturity on March 8, 2030 and are callable beginning March 8, 2010 at a premium, which declines ratably to par by 2020. The securities from the September issuance are mandatorily redeemable upon their maturity on September 7, 2030 and are callable beginning September 7, 2010 at a premium, which declines ratably to par by 2020. Issuance costs of $0.3 million and $0.5 million related to the securities issued in March and September, respectively, are classified as other assets on the balance sheets and are being amortized over the expected life of the securities as an adjustment to interest expense. CIB Marine used the net proceeds of $9.7 million and $14.5 million to reduce its debt at a non-affiliated bank and for other corporate financing purposes.

NOTE 8 -- STOCK OPTION ACTIVITY

     The following table is a reconciliation of stock option activity for the nine months ended September 30, 2000.

                                                      NUMBER OF       RANGE OF OPTION       WEIGHTED AVERAGE
                                                        SHARES        PRICES PER SHARE       EXERCISE PRICE
                                                      ----------      ----------------      ----------------
Shares under option December 31, 1999...........       1,108,050       $4.95 - $16.79            $12.80
  Granted.......................................         332,009           18.40                  18.40
  Lapsed or surrendered.........................         (17,910)       10.87 - 16.79             14.56
  Exercised.....................................         (15,900)        8.50 - 13.07              9.19
                                                      ----------       --------------            ------
Shares under option September 30, 2000..........       1,406,249       $4.95 - $18.40            $14.14
                                                      ==========       ==============            ======

NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, CIB Marine will be required to adopt statement of financial accounting standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under these statements every derivative instrument (including certain derivative instruments embedded in contracts) must be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements also require that changes in a derivative's fair value be recognized in earnings, unless the derivative meets specific hedge accounting criteria. Generally, gains and losses related to qualifying hedges offset gains and losses in the asset or liability hedged. CIB Marine will be required to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The adoption of these statements on January 1, 2001 are not expected to have a material effect on CIB Marine's financial position, liquidity or its subsequent results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section is a discussion and analysis of CIB Marine's consolidated financial condition as of September 30, 2000 and its results of operations for the three and nine-month periods then-ended. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this report as well as CIB Marine's Annual Report on Form 10-K for fiscal year ended December 31, 1999, which was filed with the Securities and Exchange Commission. All share and per share data contained in this document have been restated to reflect the effect of the 150-for-1 stock split. See Part I, Item
1 -- "Note 2 -- Stock Split."

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

RESULTS OF OPERATIONS

OVERVIEW

     CIB Marine's net income was $5.5 million for the third quarter of 2000, as compared to $3.4 million for the same period in 1999, an increase of 61.0%. The increase in net income is primarily due to the growth of CIB Marine. Total assets at September 30, 2000 were $2.2 billion, a 22.0% increase from total assets of $1.8 billion at December 31, 1999, and a 39.7% increase from $1.6 billion at September 30, 1999.

     Basic earnings per share were $0.33 and $0.21 for the three-month periods ended September 30, 2000 and September 30, 1999, respectively, an increase of 57.1%. Diluted earnings per share were $0.32 and $0.21 for the same periods, respectively, an increase of 52.4%. The return on average assets for the three-month period ended September 30, 2000 was 1.00%, as compared to 0.88% for the same period in 1999. The return on average equity for the three-month period ended September 30, 2000 was 12.09%, as compared to 8.93% for the same period in 1999.

     CIB Marine's net income for the nine months ended September 30, 2000 was $14.6 million, as compared to $9.7 million for the same period in 1999, an increase of 51.0%. Net income for the first nine months of 2000 included a $0.2 million pre-tax, or $0.1 million after-tax, gain on the sale of the business of Marine Trust. Net income for the first nine months of 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility. Excluding the effects of these gains, net income for the first nine months of 2000 and 1999 would have been $14.5 million and $9.2 million, respectively, representing an increase of 57.6%. The increase in net income is primarily due to the growth of CIB Marine.

     Basic earnings per share were $0.88 and $0.60 for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively, an increase of 46.7%. Diluted earnings per share were $0.86 and $0.60 for the same periods, respectively, an increase of 43.3%. The return on average assets for the nine-month period ended September 30, 2000 was 0.95%, as compared to 0.93% for the same period in 1999. The return on average equity for the nine-month period ended September 30, 2000 was 11.33%, as compared to 8.70% for the same period in 1999.

     The following table provides an overview of CIB Marine's growth. The table indicates the percentage increase in the average balance sheet or income statement items from the three and nine-month periods ended September 30, 1999 to the comparable periods ended September 30, 2000.

                                                                                         NINE MONTHS
                                                                  QUARTER ENDED             ENDED
                                                                  SEPT. 30, 2000        SEPT. 30, 2000
                                                                VS. SEPT. 30, 1999    VS. SEPT. 30, 1999
                                                                ------------------    ------------------
AVERAGE BALANCE SHEET ITEMS:
  Commercial real estate, construction agriculture &
     commercial loans.......................................          42.70%                49.35%
  Total assets..............................................          41.91                 47.71
  Total deposits............................................          36.60                 45.05

                                                                  NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPT. 30, 2000 VS.      SEPT. 30, 2000 VS.
                                                                    SEPT. 30, 1999          SEPT. 30, 1999
                                             QUARTER ENDED        (INCLUDING GAIN ON      (EXCLUDING GAIN ON
                                           SEPT. 30, 2000 VS.     SALE OF TRUST CO.       SALE OF TRUST CO.
                                             SEPT. 30, 1999      AND BRANCH FACILITY)    AND BRANCH FACILITY)
                                           ------------------    --------------------    --------------------
INCOME STATEMENT ITEMS:
  Net interest income after provision
     for loan loss (TE)................          34.55%                 40.79%                  40.79%
  Noninterest income...................          50.63                  13.81                   30.84
  Noninterest expense..................          20.92                  29.33                   29.33
  Net income...........................          61.06                  50.97                   58.95
  Diluted earnings per share...........          52.38                  43.33                   50.88

---------------

(TE) Tax-equivalent basis of 35%.

     CIB Marine achieved this growth by focusing on the development of banking relationships with small to medium-sized businesses and through the opening of new banks and branch facilities, internal growth and acquisitions. During 1999 and the first nine-months of 2000, CIB Marine established Marine Bank-Omaha, opened 11 branch facilities and purchased three branch facilities. On March 29, 1999, CIB Marine purchased two branch facilities in the Chicago metropolitan market, one in Arlington Heights and one in Mount Prospect. CIB Marine assumed $115.8 million in deposits as a result of the purchase of these two facilities. On September 24, 1999, CIB Marine purchased a branch facility in Zion, Illinois and assumed $28.2 million of deposits. CIB Marine had 43 branch facilities and 547 full-time equivalent employees on September 30, 2000, as compared to 36 branch facilities and 468 full-time equivalent employees at September 30, 1999.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

                          CIB MARINE BANCSHARES, INC.

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                                AT OR FOR THE QUARTER      AT OR FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,}          ENDED SEPTEMBER 30,
                                                              -------------------------   ---------------------------
                                                                 2000          1999          2000            1999
                                                                 ----          ----          ----            ----
                                                                    {(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)}
SELECTED STATEMENT OF INCOME DATA
Interest and dividend income:
  Loans.....................................................  $    40,468   $    25,870   $   112,116     $    69,724
  Loans held for sale.......................................           86            47           207             215
  Securities:
    Taxable.................................................        6,329         3,917        16,243          10,342
    Tax-exempt..............................................          629           472         2,131           1,269
    Dividends...............................................           66            58           244             160
  Federal funds sold........................................          418           203           664             314
                                                              -----------   -----------   -----------     -----------
      Total interest and dividend income....................       47,996        30,567       131,605          82,024
                                                              -----------   -----------   -----------     -----------
Interest expense:
  Deposits..................................................       26,425        16,015        70,425          41,765
  Short-term borrowings.....................................        1,840           318         4,880             794
  Long-term borrowings......................................          499           164         1,269             667
  Guaranteed trust preferred securities.....................          373            --           673              --
                                                              -----------   -----------   -----------     -----------
      Total interest expense................................       29,137        16,497        77,247          43,226
                                                              -----------   -----------   -----------     -----------
      Net interest income...................................       18,859        14,070        54,358          38,798
Provision for loan loss.....................................        1,975         1,515         6,250           4,485
                                                              -----------   -----------   -----------     -----------
      Net interest income after provision for loan loss.....       16,884        12,555        48,108          34,313
                                                              -----------   -----------   -----------     -----------
Noninterest income:
  Banking and trust service fees............................        1,844         1,251         4,658           3,639
  Gain on sale of branch....................................           --            --            --             805
  Other.....................................................           72            21           453              46
                                                              -----------   -----------   -----------     -----------
      Total noninterest income..............................        1,916         1,272         5,111           4,490
                                                              -----------   -----------   -----------     -----------
Noninterest expense:
  Salaries and employee benefits............................        6,534         5,372        19,058          14,854
  Equipment.................................................          639           499         1,790           1,515
  Occupancy and premises....................................          945           818         2,851           2,191
  Professional services.....................................          203           245         1,268             949
  Advertising / marketing...................................          226           200           712             548
  Amortization of intangibles...............................          348           328         1,047             671
  Other.....................................................        1,488         1,125         4,189           3,175
                                                              -----------   -----------   -----------     -----------
      Total noninterest expense.............................       10,383         8,587        30,915          23,903
                                                              -----------   -----------   -----------     -----------
Income before income taxes..................................        8,417         5,240        22,304          14,900
  Income tax expense........................................        2,928         1,832         7,698           5,225
                                                              -----------   -----------   -----------     -----------
      Net income............................................  $     5,489   $     3,408   $    14,606     $     9,675
                                                              ===========   ===========   ===========     ===========
PER SHARE DATA
  Basic earnings............................................  $      0.33   $      0.21   $      0.88     $      0.60
  Diluted earnings..........................................         0.32          0.21          0.86            0.60
  Dividends.................................................           --            --            --              --
  Book value (at end of period).............................        10.92          9.45         10.92            9.45

                                                                AT OR FOR THE QUARTER      AT OR FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,}          ENDED SEPTEMBER 30,
                                                              -------------------------   ---------------------------
                                                                 2000          1999          2000            1999
                                                                 ----          ----          ----            ----
                                                                    {(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)}
SELECTED FINANCIAL CONDITION DATA
  Securities................................................  $   460,350   $   314,897   $   460,350     $   314,897
  Loans, including held for sale............................    1,694,675     1,211,110     1,694,675       1,211,110
  Total assets..............................................    2,226,622     1,594,144     2,226,622       1,594,144
  Deposits..................................................    1,870,313     1,397,883     1,870,313       1,397,883
  Borrowings, including guaranteed trust preferred
    securities..............................................      156,402        34,537       156,402          34,537
  Stockholders' equity......................................      183,964       152,322       183,964         152,322
SELECTED FINANCIAL RATIOS AND OTHER DATA
  Performance Ratios:
    Net Interest Margin (1).................................         3.61%         3.83%         3.75%           3.95%
    Net Interest Spread (2).................................         2.92          3.17          3.09            3.23
    Noninterest income to average assets....................         0.35          0.33          0.33            0.43
    Noninterest expense to average assets...................         1.88          2.21          2.01            2.30
    Net overhead ratio (3)..................................         1.54          1.88          1.68            1.87
    Efficiency ratio (4)....................................        49.09         55.00         50.92           54.29
    Return on average assets (5)............................         1.00          0.88          0.95            0.93
    Return on average equity (6)............................        12.09          8.93         11.33            8.70
  Asset Quality Ratios:
    Nonaccrual loans to loans, including held for sale......         0.34%         0.24%         0.34%           0.24%
    Allowance for loan loss to loans, including held for
      sale..................................................         1.27          1.18          1.27            1.18
    Allowance for loan loss to nonperforming assets.........       363.76        332.29        363.76          332.29
    Net chargeoffs to average loans including held for sale
      (7)...................................................         0.03          0.07          0.03            0.07
    Nonperforming assets to total assets (8)................         0.26          0.27          0.26            0.27
    Nonaccrual loans and 90+ days past due loans to loans,
      including held for sale...............................         0.70          0.71          0.70            0.71
    Nonaccrual loans and 90+ days past due loans to total
      assets................................................         0.53          0.54          0.53            0.54
    Nonperforming assets and 90+ days past due to total
      assets................................................         0.54          0.62          0.54            0.62
    Allowance as a percent of nonperforming assets and 90+
      days past due loans...................................       178.86        144.00        178.86          144.00
  Balance Sheet Ratios:
    Average loans to average deposits.......................        88.85%        85.69%        89.69%          88.14%
    Average interest-earning assets to average
      interest-bearing liabilities..........................       112.68        114.96        112.68          116.45
  Capital Ratios:
    Total equity to total assets............................         8.26%         9.56%         8.26%           9.56%
    Total risk-based capital ratio..........................        10.87         10.87         10.87           10.87
    Tier 1 risk-based capital ratio.........................         9.80          9.85          9.80            9.85
    Leverage capital ratio..................................         9.02          9.08          9.02            9.08
  Other Data:
    Number of employees (full-time equivalent)..............          547           468           547             468
    Number of banking facilities............................           43            36            43              36
    Shares outstanding at the end of period.................   16,845,000    16,112,700    16,845,000      16,112,700
    Weighted average shares outstanding basic...............   16,845,000    16,083,232    16,680,794      16,077,019
    Weighted average shares outstanding diluted.............   17,087,026    16,269,054    16,902,892      16,252,850

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

(7) Presented on an annualized basis.

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

     The following tables set forth information for the three and nine-month periods ended September 30, 2000 and 1999 regarding average balances, interest income and interest expense and average rates earned or paid for each of CIB Marine's major asset and liability categories, and for total liabilities and stockholders' equity. These tables express interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax-equivalent adjustment was based on an effective federal income tax rate of 35%.

            QUARTERLY SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                                   QUARTER ENDED                           QUARTER ENDED
                                                SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                       -------------------------------------   -------------------------------------
                                        AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                        BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                       ----------   -----------   ----------   ----------   -----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning Assets (TE):
  Securities
    Taxable..........................  $  406,104     $ 6,395        6.26%     $  276,546     $ 3,975        5.70%
    Tax-exempt.......................      49,479         968        7.78          37,612         727        7.67
                                       ----------     -------       -----      ----------     -------        ----
Total Securities.....................     455,583       7,363        6.43         314,158       4,702        5.94
  Loans (1)
    Commercial and agricultural......   1,583,838      39,335        9.88       1,099,307      24,703        8.92
    Real estate......................      39,272         922        9.34          38,104         819        8.53
    Installment and other consumer...      12,085         261        8.59          17,090         365        8.47
                                       ----------     -------       -----      ----------     -------        ----
Total loans..........................   1,635,195      40,518        9.86       1,154,501      25,887        8.90
  Federal funds sold.................      24,146         418        6.89          15,340         203        5.25
  Loans held for sale................       3,355          72        8.54           2,375          47        7.85
                                       ----------     -------       -----      ----------     -------        ----
Total interest-earning assets (TE)...   2,118,279     $48,371        9.08%      1,486,374     $30,839        8.23%
                                                      =======       =====                     =======        ====
Noninterest-earning Assets:
  Cash and due from banks............      20,042                                  15,867
  Premises and equipment.............      21,494                                  20,578
  Allowance for loan loss............     (20,522)                                (13,772)
  Accrued interest receivable and
    other assets.....................      52,346                                  35,319
                                       ----------                              ----------
Total noninterest-earning assets.....      73,360                                  57,992
                                       ----------                              ----------
Total Assets.........................  $2,191,639                              $1,544,366
                                       ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities:
  Deposits:
    Interest-bearing demand
      deposits.......................  $   43,998     $   288        2.60%     $   38,660     $   242        2.48%
    Money market.....................     182,160       2,637        5.76         145,731       1,732        4.72
    Other savings deposits...........      35,307         280        3.15          35,151         284        3.21
    Time deposits....................   1,467,778      23,220        6.29       1,039,689      13,757        5.25
                                       ----------     -------       -----      ----------     -------        ----
Total interest-bearing deposits......   1,729,243      26,425        6.08       1,259,231      16,015        5.05
  Borrowings -- short-term...........     103,625       1,840        7.06          20,840         318        6.05
  Borrowings -- long-term............      33,189         499        5.98          12,823         164        5.07
  Guaranteed trust preferred
    securities.......................      13,913         373       10.67              --          --          --
                                       ----------     -------       -----      ----------     -------        ----
Total borrowed funds.................     150,727       2,712        7.16          33,663         482        5.68
Total interest-bearing liabilities...   1,879,970     $29,137        6.17%      1,292,894     $16,497        5.06%
                                                      =======       =====                     =======        ====
Noninterest-bearing Liabilities:
  Noninterest-bearing demand
    deposits.........................     114,879                                  90,818
  Accrued interest and other
    liabilities......................      16,123                                   9,317
                                       ----------                              ----------
Total noninterest-bearing
  liabilities........................     131,002                                 100,135
                                       ----------                              ----------
Stockholders' Equity.................     180,667                                 151,337
                                       ----------                              ----------
Total Liabilities and Stockholders'
  Equity.............................  $2,191,639                              $1,544,366
                                       ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD (2)....................                 $19,234        2.92%                    $14,342        3.17%
                                                      =======       =====                     =======        ====
NET INTEREST MARGIN (TE) (3).........                                3.61%                                   3.83%
                                                                    =====                                    ====

---------------
(TE) Tax-equivalent basis of 35%
(1) Loan balance totals include nonaccrual loans.
(2) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.
(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

           NINE MONTH SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                                 NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                       -------------------------------------   -------------------------------------
                                        AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                        BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                       ----------   -----------   ----------   ----------   -----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning Assets (TE):
  Securities
    Taxable..........................  $  355,563    $ 16,487        6.19%     $  244,374     $10,502        5.75%
    Tax-exempt.......................      56,905       3,278        7.70          33,560       1,953        7.78
                                       ----------    --------       -----      ----------     -------        ----
Total Securities.....................     412,468      19,765        6.40         277,934      12,455        5.99
  Loans(1)
    Commercial and agricultural......   1,500,691     108,858        9.69         989,313      66,074        8.93
    Real estate......................      37,289       2,520        9.03          40,484       2,481        8.19
    Installment and other consumer...      13,390         857        8.55          19,357       1,226        8.47
                                       ----------    --------       -----      ----------     -------        ----
Total loans..........................   1,551,370     112,235        9.66       1,049,154      69,781        8.89
  Federal funds sold.................      13,160         664        6.74           8,003         314        5.25
  Loans held for sale................       2,858         184        8.55           3,903         215        7.36
                                       ----------    --------       -----      ----------     -------        ----
Total interest-earning assets (TE)...   1,979,856    $132,848        8.96%      1,338,994     $82,765        8.26%
                                                     ========       =====                     =======        ====
Noninterest-earning Assets:
  Cash and due from banks............      19,542                                  14,691
  Premises and equipment.............      22,007                                  18,970
  Allowance for loan loss............     (19,113)                                (12,452)
  Accrued interest receivable and
    other assets.....................      48,936                                  28,492
                                       ----------                              ----------
Total noninterest-earning assets.....      71,372                                  49,701
                                       ----------                              ----------
Total Assets.........................  $2,051,228                              $1,388,695
                                       ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities:
  Deposits:
    Interest-bearing demand
      deposits.......................  $   45,384    $    900        2.65%     $   38,637     $   724        2.51%
    Money market.....................     176,178       7,179        5.44         120,040       4,153        4.63
    Other savings deposits...........      36,500         858        3.14          32,476         780        3.21
    Time deposits....................   1,363,226      61,488        6.01         922,266      36,108        5.23
                                       ----------    --------       -----      ----------     -------        ----
Total interest-bearing deposits......   1,363,226      70,425        5.79       1,113,419      41,765        5.02
  Borrowings -- short-term...........      95,090       4,880        6.86          18,864         794        5.63
  Borrowings -- long-term............      28,481       1,269        5.95          17,582         667        5.07
  Guaranteed trust preferred
    securities.......................       8,321         673       10.80              --          --          --
                                       ----------    --------       -----      ----------     -------        ----
Total borrowed funds.................     131,892       6,822        6.91          36,446       1,461        5.36
Total interest-bearing liabilities...   1,757,136    $ 77,247        5.87%      1,149,865     $43,226        5.03%
                                                     ========       =====                     =======        ====
Noninterest-bearing Liabilities:
  Noninterest-bearing demand
    deposits.........................     107,734                                  81,327
  Accrued interest and other
    liabilities......................      14,165                                   8,852
                                       ----------                              ----------
Total noninterest-bearing
  liabilities........................     121,899                                  90,179
                                       ----------                              ----------
Stockholders' Equity.................     172,149                                 148,651
                                       ----------                              ----------
Total Liabilities and Stockholders'
  Equity.............................  $2,051,228                              $1,388,695
                                       ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD(2).....................                $ 55,601        3.09%                    $39,539        3.23%
                                                     ========       =====                     =======        ====
NET INTEREST MARGIN (TE)(3)..........                                3.75%                                   3.95%
                                                                    =====                                    ====

---------------
(TE) Tax-equivalent basis of 35%

(1) Loan balance totals include nonaccrual loans.

(2) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(3) Net interest margin is the ratio of net interest income (TE) to average earning assets.

     Net interest income on a tax-equivalent basis was $19.2 million for the quarter ended September 30, 2000, representing an increase of $4.9 million, or 34.1%, from net interest income of $14.3 million for the same period in 1999. For the first nine months of 2000, net interest income on a tax-equivalent basis was $55.6 million, an increase of $16.1 million, or 40.6%, over the same period in 1999. The increase in the volume of earning assets, and the liabilities to fund these assets, accounted for the majority of the increases in net interest income. These increases were partially offset by 25 and 14 basis point reductions in the interest rate spreads between the comparable three and nine-month periods, respectively.

     The following table presents an analysis of changes, on a tax-equivalent basis, in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned or paid.

                                    QUARTER ENDED SEPTEMBER 30, 2000        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        COMPARED TO QUARTER ENDED               COMPARED TO NINE MONTHS ENDED
                                          SEPTEMBER 30, 1999(1)                    SEPTEMBER 30, 1999 (1)
                                  -------------------------------------    ---------------------------------------
                                  VOLUME     RATE     TOTAL    % CHANGE     VOLUME     RATE      TOTAL    % CHANGE
                                  -------   ------   -------   --------    --------   -------   -------   --------
                                         (DOLLARS IN THOUSANDS)                    (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable...........  $ 1,999   $  421   $ 2,420     60.88%    $  5,109   $   876   $ 5,985     56.99%
Securities -- tax-exempt........      230       11       241     33.11        5,501    (4,176)    1,325     67.87
                                  -------   ------   -------    ------     --------   -------   -------    ------
    Total Securities............    2,229      432     2,661     56.59       10,610    (3,300)    7,310     58.69
Commercial and agricultural.....   11,748    2,884    14,632     59.23       36,735     6,049    42,784     64.75
Real estate.....................       24       79       103     12.58      (22,056)   22,095        39      1.57
Installment and other
  consumer......................   (1,071)     967      (104)  (28.49)       (2,643)    2,274      (369)   (30.10)
                                  -------   ------   -------    ------     --------   -------   -------    ------
    Total Loans (including
      fees).....................   10,701    3,930    14,631     56.52       12,036    30,418    42,454     60.84
Federal funds sold..............      140       75       215    105.91          242       108       350    111.46
Loans held for sale.............       21        4        25     53.19       (4,352)    4,320       (32)   (14.88)
                                  -------   ------   -------    ------     --------   -------   -------    ------
    TOTAL INTEREST INCOME
      (TE)......................   13,091    4,441    17,532     56.85       18,536    31,546    50,082     60.51
                                  -------   ------   -------    ------     --------   -------   -------    ------
INTEREST EXPENSE
Interest-bearing demand
  deposits......................       34       12        46     19.01          132        44       176     24.31
Money market....................      480      425       905     52.25        2,197       829     3,026     72.86
Other savings deposits..........      196     (200)       (4)   (1.41)        3,003    (2,925)       78     10.00
Time deposits...................    6,381    3,082     9,463     68.79       19,434     5,948    25,380     70.29
                                  -------   ------   -------    ------     --------   -------   -------    ------
    Total Deposits..............    7,091    3,319    10,410     65.00       24,764     3,896    28,660     68.62
Borrowings -- short term........    1,461       61     1,522    478.62        3,876       210     4,086    514.61
Borrowings -- long term.........      301       34       335    204.27          470       132       602     90.25
Guaranteed trust preferred
  securities....................      373       --       373       N/A          673        --       673       N/A
                                  -------   ------   -------    ------     --------   -------   -------    ------
    Total Borrowed Funds........    2,135       95     2,230    462.66        5,019       342     5,361    366.94
                                  -------   ------   -------    ------     --------   -------   -------    ------
    TOTAL INTEREST EXPENSE......    9,226    3,414    12,640     76.62       29,785     4,238    34,021     78.70
                                  -------   ------   -------    ------     --------   -------   -------    ------
    NET INTEREST INCOME (TE)....  $ 3,865   $1,027   $ 4,892     34.11%    $(11,249)  $27,308   $16,061     40.62%
                                  =======   ======   =======    ======     ========   =======   =======    ======

---------------
(TE) Tax-equivalent basis, of 35%

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     Interest Income. For the third quarter of 2000, total interest income on a tax-equivalent basis was $48.4 million, which represented an increase of 56.9% from the same period in 1999. For the nine-month period ended September 30, 2000, total interest income on a tax-equivalent basis was $132.8 million, which represented a 60.5% increase from the same period in 1999. The principal reason for these increases was an increase in the volume of CIB Marine's average earning assets. Average earning assets increased by $631.9 million, or 42.5%, from the third quarter of 1999 as compared to the third quarter of 2000, and $640.9 million, or 47.9%, from the first nine months of 1999 as compared to the first nine months of 2000. Also contributing to the increases in interest income were 85 and 70 basis point increases in the average interest rates earned from the comparable periods in 1999, which were primarily the result of an increase in market interest rates between the periods.

     Interest earned on loans was the largest component of total interest income and represented 84.5% and 84.8% of total interest income in the third quarters of 2000 and 1999, respectively, and 83.9% and 84.1% of total interest income for the first nine months of 2000 and 1999, respectively. Interest income on securities in CIB Marine's portfolio accounted for the majority of the remaining balance in total interest income.

     Interest Expense. Total interest expense for the third quarter of 2000 increased by $12.6 million, or 76.6%, from the same period in 1999. For the nine-month period ended September 30, 2000, total interest expense increased by $34.0 million, or 78.7%, from the same period in 1999. These increases were primarily due to growth in average interest-bearing liabilities. Average interest-bearing liabilities increased $587.1 million, or 45.4%, from the third quarter of 1999 to the third quarter of 2000, and $607.3 million, or 52.8%, from the first nine months of 1999 to the first nine months of 2000. Also contributing to the increase in interest expense were 111 and 84 basis point increases in the average interest rate paid on interest-bearing liabilities from the three and nine-month periods ended September 30, 1999 to the same periods in 2000, respectively. The increase in the average interest rates paid were caused primarily by an increase in market interest rates and the issuance of guaranteed trust preferred securities in March and September of 2000. Average interest-bearing deposits represented $470.0 million, or 80.1%, and $511.8 million, or 84.3%, of the increase in average interest-bearing liabilities for the three and nine-month periods ended September 30, 2000, as compared to the same period in 1999.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense was 79.7% and 83.4% for the third quarters of 2000 and 1999, respectively, and 79.6% and 83.5% for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in the interest expense on time deposits was a result of increases in average balances and interest rates paid. The average balance of time deposits increased by $428.1 million, or 41.2%, from the third quarter of 1999 as compared to the third quarter of 2000, and $444.9 million, or 48.2%, from the first nine months of 1999 as compared to the first nine months of 2000. The weighted average interest rate paid on these deposits increased by 104 basis points from the third quarter of 1999 as compared to the third quarter of 2000, and 78 basis points from the first nine months of 1999 as compared to the first nine months of 2000. The increase in the interest rates paid was primarily due to an increasing interest rate environment.

     CIB Marine's interest rate spread was 2.92% and 3.17% for the third quarters of 2000 and 1999, respectively, and 3.09% and 3.23% for the nine-month periods ended September 30, 2000, and 1999, respectively. CIB Marine's net interest margin was 3.61% and 3.83% for the third quarters of 2000 and 1999, respectively, and 3.75% and 3.95% for the nine-month periods ended September 30, 2000 and 1999, respectively.

PROVISION FOR LOAN LOSS AND ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an adequate allowance for loan loss. CIB Marine maintains an allowance for loan loss to absorb an estimate of probable losses in the loan and lease portfolio. The provision for loan loss was $2.0 million for the third quarter of 2000 as compared to $1.5 million for the third quarter of 1999. The provision for loan loss for the nine-month periods ended September 30, 2000 and 1999 was $6.3 million and $4.5 million, respectively. At September 30, 2000, the allowance for loan loss was $21.4 million, or 1.27% of total loans outstanding, as compared to $15.8 million and 1.16%, respectively, at December 31, 1999. CIB Marine increases the allowance by the amount of the provision for loan loss as well as recoveries of previously charged-off loans and decreases the allowance by the amount of loan charge-offs. The methodology for assessing the adequacy of the allowance consists of several key elements, which include estimates for general, specific and unallocated reserves.

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

     Specific reserves are estimated losses in loans that have been identified as impaired within the meaning of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. The sum of the general and the specific reserves represent an estimate of the loan and lease losses inherent in the portfolio at any given point in time.

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

     The following table summarizes changes in the allowance for loan loss for the three and nine-month periods ended September 30, 2000 and 1999.

                                                           QUARTER ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
                                                          2000      1999      2000      1999
                                                         -------   -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD.........................  $19,607   $13,000   $15,813   $10,657
Loans Charged-Off:
  Commercial...........................................      (28)     (202)     (223)     (641)
  Agricultural.........................................       --        --        --        --
  Real estate:
     1-4 family........................................       --        --       (14)      (48)
     Commercial........................................       (5)       (1)     (217)     (143)
     Construction......................................       --        (4)       --       (31)
  Consumer.............................................     (139)      (45)     (202)      (83)
  Credit card..........................................      (10)       (1)      (52)       (3)
  Other................................................       --        --        --        --
                                                         -------   -------   -------   -------
       TOTAL CHARGED-OFF...............................     (182)     (253)     (708)     (949)
                                                         -------   -------   -------   -------
Recoveries of Loans Charged-Off:
  Commercial...........................................       21         6        26        18
  Agricultural.........................................       --        --        --        25
  Real estate:
     1-4 family........................................       --        --        --         9
     Commercial........................................       --        --        20        --
     Construction......................................       --        46        --        46
  Consumer.............................................        9        --        29        22
  Credit card..........................................       10         1        10         2
  Other................................................       --        --        --        --
                                                         -------   -------   -------   -------
       TOTAL RECOVERIES................................       40        53        85       122
                                                         -------   -------   -------   -------
NET LOANS CHARGED-OFF..................................     (142)     (200)     (623)     (827)
Provision for loan loss................................    1,975     1,515     6,250     4,485
                                                         -------   -------   -------   -------
BALANCE AT END OF PERIOD...............................  $21,440   $14,315   $21,440   $14,315
                                                         =======   =======   =======   =======

     The increases in the provision and the allowance were primarily related to the increase in average loans outstanding and increases in the balances of nonperforming loans and loans over 90 days past due and still accruing. Total charge-offs for the third quarter of 2000 were $0.2 million as compared to $0.3 million for the third quarter of 1999. Total charge-offs during the nine-month periods ended September 30, 2000 and 1999 amounted to $0.7 million and $0.9 million, respectively. Recoveries during all of these periods were $0.1 million or less.

NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that the collection of principal and interest is uncertain. A loan is classified as restructured when the terms of the loan are modified because of the inability of the borrower to repay the loan under the original terms. Foreclosed property represents properties acquired by CIB Marine through loan defaults by its customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

                              NONPERFORMING ASSETS

                                                                  AT OR FOR THE QUARTER ENDED
                                                  -----------------------------------------------------------
                                                  SEPTEMBER 30, 2000   DECEMBER 31, 1999   SEPTEMBER 30, 1999
                                                  ------------------   -----------------   ------------------
                                                                    (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
  Nonaccrual Loans:
     Commercial.................................      $      888          $    1,298           $    1,460
     Agricultural...............................              --                  --                   30
     Real estate:
       1-4 family...............................             459                 566                  301
       Commercial...............................           2,568                 798                  864
       Construction.............................           1,788                 180                  185
     Consumer...................................              81                 161                  111
     Credit card................................              --                  --                   --
     Other......................................              --                  --                   --
                                                      ----------          ----------           ----------
          Total nonaccrual loans................           5,784               3,003                2,951
                                                      ----------          ----------           ----------
  Foreclosed property...........................             100               1,099                1,100
  Restructured loans (1)........................              10                 268                  257
                                                      ----------          ----------           ----------
          TOTAL NONPERFORMING ASSETS............      $    5,894          $    4,370           $    4,308
                                                      ==========          ==========           ==========
LOANS 90 DAYS OR MORE PAST DUE AND STILL
  ACCRUING
     Commercial.................................      $    2,968          $    1,079           $    4,156
     Agricultural...............................              --                  --                   --
     Real estate:
       1-4 family...............................             380                 126                  324
       Commercial...............................             379               1,421                  240
       Construction.............................             192                 850                  850
     Consumer...................................              31                  16                   14
     Credit card................................               3                   9                   34
     Other......................................           2,140                  13                   15
                                                      ----------          ----------           ----------
  TOTAL 90 DAYS OR MORE PAST DUE AND STILL
     ACCRUING...................................      $    6,093          $    3,514           $    5,633
                                                      ==========          ==========           ==========
Allowance for loan loss.........................      $   21,440          $   15,813           $   14,315
Loans at end of period, including held for
  sale..........................................       1,694,675           1,389,979            1,211,110
Average loans, including held for sale..........       1,638,550           1,308,044            1,156,876
RATIOS
Ratio of allowance to loans.....................            1.27%               1.14%                1.18%
Ratio of net loans charged-off to average
  loans.........................................            0.03                0.04                 0.07
Ratio of recoveries to loans charged-off........           21.98               12.06                20.95
Nonaccrual loans as a percent of loans..........            0.34                0.22                 0.24
Nonperforming assets as a percent of total
  assets........................................            0.26                0.24                 0.27
Foreclosed properties as a percent of loans.....            0.01                0.08                 0.09
Allowance as a percent of nonaccrual loans......          370.68              526.57               485.09
Allowance as a percent of nonperforming
  assets........................................          363.76              361.85               332.29
Nonaccrual loans and 90+ days past due loans as
  a percent of loans............................            0.70                0.47                 0.71
Nonaccrual loans and 90+ days past due loans as
  a percent of total assets.....................            0.53                0.36                 0.54
Nonperforming assets and 90+ days past due loans
  as a percent of total assets..................            0.54                0.43                 0.62
Allowance as a percent of nonperforming assets
  and 90+ days past due loans...................          178.86              200.57               144.00

---------------

(1) $629 of Restructured Loans are included in nonaccrual loans at September 30, 2000.

     Total nonaccrual loans were $5.8 million at September 30, 2000, $3.0 million at December 31, 1999, and $3.0 million at September 30, 1999. The ratio of nonaccrual loans to total loans was 0.34%, 0.22% and 0.24% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

     Foreclosed properties were $0.1 million at September 30, 2000, and $1.1 million at both December 31, 1999 and September 30, 1999. During the nine-month period ended September 30, 2000, $5.9 million was transferred into foreclosed properties and $6.9 million was sold.

     Impaired loans were $2.2 million, $1.9 million and $2.0 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Nonaccrual loans represented approximately 40.4% of the impaired loan balance at September 30, 2000, and 100.0% of the impaired loan balances at both December 31, 1999 and September 30, 1999.

     Loans 90 days or more past due and still accruing are delinquent loans with respect to the payment of principal and/or interest and which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $6.1 million in loans 90 days or more past due and still accruing at September 30, 2000, $3.5 million at December 31, 1999, and $5.6 million at September 30, 1999. Accrued interest on loans 90 days past due or more and still accruing as of September 30, 2000 was $0.1 million. The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 0.54% at September 30, 2000, 0.43% at December 31, 1999, and 0.62% at September 30, 1999.

     On October 16, 2000, CIB Marine acquired and/or assumed, through a wholly owned subsidiary, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired in lieu of foreclosure or other legal action from a borrower who was in default of its obligations to CIB Marine, including $4.7 million which was 90 days or more past due and still accruing at September 30, 2000. The primary business of this manufacturer is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software to small and mid-sized financial institutions, as well as to large retailers and independent remittance processors. This business will be classified as a held for sale asset and included in other assets on CIB Marine's Consolidated Balance Sheets at $6.5 million, which represents the appraised value of the business, less estimated costs to sell, and also approximates the borrower's obligations to CIB Marine, including accrued interest and late fees. Income related to this business will be classified in other noninterest income on CIB Marine's Statements of Income. Although this business has generated profits in each of the prior three years, CIB Marine cannot provide assurances that these profits will continue or that there will not be losses with respect to this business in the future. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 16, 2003.

NONINTEREST INCOME

     Noninterest income for the third quarter of 2000 was $1.9 million, representing an increase of $0.6 million, or 50.6%, from the third quarter of 1999. This increase was primarily a result of a $0.2 million increase in service fees and loan fees caused primarily by an increase in lending volume, and a $0.2 million increase in deposit service charges due primarily to an increase in the per-item charge for overdrafts on checking accounts. Also contributing to the increase was the $0.2 million gain on the sale of the business of Marine Trust.

     For the nine-month period ended September 30, 2000, noninterest income was $5.1 million, representing an increase of $0.6 million, or 13.8%, from the same period in 1999. Noninterest income for the first nine months of 2000 included a $0.2 million gain on the sale of Marine Trust. Noninterest income for the first nine months of 1999 included an $0.8 million gain on the sale of a branch facility. Excluding the effects of these gains, noninterest income for the first nine months of 2000 and 1999 would have been $5.0 million and $3.7 million, respectively, representing an increase of $1.3 million or 34.6%.

NONINTEREST EXPENSE

     Total noninterest expense increased $1.8 million, or 20.9%, from the third quarter of 2000, as compared to the same period in 1999. For the nine-month period ended September 30, 2000, total noninterest expense increased $7.0 million, or 29.3%, as compared to the same period in 1999. These increases were primarily the result of CIB Marine's growth, including internal growth and the acquisition and opening of a new bank and branch facilities.

     Compensation and employee benefits expense was $6.5 million in the third quarter of 2000, as compared to $5.4 million in the third quarter of 1999, an increase of 21.6%. For the nine-month period ended September 30, 2000, compensation and benefits expense was $19.1 million, as compared to $14.9 million for the same period in 1999, an increase of 28.3%. These increases were primarily due to the hiring of additional personnel as a result of CIB Marine's growth, including the staffing of new facilities and annual merit increases. The total number of full-time equivalent employees increased to 547 at September 30, 2000 from 503 and 468 at December 31, 1999 and September 30, 1999, respectively, representing increases of 8.7% and 16.9% for the nine and twelve-month periods, respectively.

     Equipment, occupancy and premises expense increased $0.3 million, or 20.3%, from the third quarter of 1999 to the third quarter of 2000, and $0.9 million, or 25.2%, from the nine-month period ended September 30, 1999 to the nine-month period ended September 30, 2000. These increases were primarily the result of the opening of a new bank and branch facilities.

     Professional service expense decreased by $42,000, or 17.1%, from the third quarter of 1999 to the third quarter of 2000, but increased $0.3 million, or 33.7%, from the nine-month period ended September 30, 1999 to the nine-month period ended September 30, 2000. The decrease in the quarterly comparison was primarily due to the recovery of certain legal fees associated with commercial loan workouts, while the increase in the nine-month period comparison was primarily attributable to increased expenditures for outside accounting services.

     Amortization of intangible assets expense increased $20,000, or 6.0%, from the third quarter of 1999 to the third quarter of 2000, and by $0.4 million, or 55.9%, from the nine-month period ended September 30, 1999 to the nine-month period ended September, 30 2000. These increases were primarily attributable to intangible asset increases of $9.5 million relating to the two branch facilities purchased in March, 1999 and $2.0 million for the branch facility purchased in September 1999.

     Other noninterest expense increased $0.4 million, or 32.3%, from the third quarter of 1999 to the third quarter of 2000, and $1.0 million, or 31.9%, from the nine-month period ended September 30, 1999 to the nine-month period ended September 30, 2000. These increases were primarily due to increases in expenditures for telephone and data lines, office supplies, postage, and FDIC and state assessments, resulting primarily from CIB Marine's growth.

     CIB Marine's efficiency ratios were 49.1% and 55.0% for the third quarters ended September 30, 2000 and 1999, respectively, and 50.9% and 54.3% for the nine-month periods ended September 30, 2000 and 1999, respectively. Excluding the effect of the sale of the business of Marine Trust, the efficiency ratio for the third quarter and nine-month period ended September 30, 2000 would have been 49.5% and 51.1%, respectively. Excluding the effect of the gain on the sale of the branch facility, the efficiency ratio for the first nine months of 1999 would have been 58.0%. Total noninterest expense as a percentage of average assets was 1.88% and 2.21% for the quarters ended September 30, 2000 and 1999, respectively, and 2.01% and 2.30% for the nine-month periods ended September 30, 2000 and 1999, respectively.

INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting. The effective tax rates for the three and nine-months ended September 30, 2000 were 34.8% and 34.5%, respectively, as compared to 35.0% and 35.1% for the same periods in 1999.

FINANCIAL CONDITION

OVERVIEW

     CIB Marine's total assets increased $401.8 million, or 22.0%, during the nine months ended September 30, 2000. This increase was primarily the result of CIB Marine's growth and acquisition strategy. Gross loans increased by $302.8 million, or 21.8%, and investment securities increased by $97.0 million, or 26.7%, during the first nine months of 2000. These increases were primarily funded by a $341.9 million, or 22.4%, increase in deposit liabilities, the issuance of $25.0 million in guaranteed trust preferred securities, and a $23.4 million, or 240.4%, increase in long-term FHLB borrowings.

INVESTMENT SECURITIES

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                                      AT SEPTEMBER 30, 2000     AT DECEMBER 31, 1999
                                                      ----------------------    --------------------
                                                                   YIELD TO                 YIELD TO
                                                       AMOUNT      MATURITY      AMOUNT     MATURITY
                                                      ---------    ---------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies........................    $ 66,286        6.26%     $ 73,940      6.10%
Obligations of states and political
  subdivisions....................................      46,745        7.41        57,679      7.04
Other notes and bonds.............................         450        7.10           450      7.11
Mortgage backed securities........................      20,003        7.07        14,821      6.97
                                                      --------       -----      --------     -----
          Total Securities Held To Maturity.......     133,484        6.79       146,890      6.56
                                                      --------       -----      --------     -----
AVAILABLE FOR SALE
U.S. Government & Agencies........................     259,502        6.15       190,585      5.83
Obligations of states and political
  subdivisions....................................       4,310       11.00         3,735     10.49
Other notes and bonds.............................      18,115        6.70         2,107      6.80
Mortgage backed securities........................      42,268        7.04        18,821      6.04
Federal Home Loan Bank stock......................       3,522        7.63         4,482      6.50
Other equities....................................          37         N/A            37       N/A
                                                      --------       -----      --------     -----
          Total Securities Available for Sale
            Before
            SFAS 115 Adjustment...................     327,754        6.37       219,767      5.95
                                                      --------       -----      --------     -----
          Total Securities Before SFAS 115
            Adjustment............................     461,238        6.49%      366,657      6.20%
                                                                     =====                   =====
SFAS 115 Available For Sale Market Value
  Adjustment......................................        (888)                   (3,307)
                                                      --------                  --------
TOTAL SECURITIES..................................    $460,350                  $363,350
                                                      ========                  ========

     Total securities outstanding at September 30, 2000 were $460.4 million as compared to $363.4 million at December 31, 1999, representing an increase of 26.7%. The increase in the securities portfolio was directly related to CIB Marine's growth during this period. The ratio of total securities to total assets was 20.7% at September 30, 2000, as compared to 19.9% at December 31, 1999. Because CIB Marine's securities portfolio is one of its sources of liquidity, the size of its portfolio has been increased as total assets have increased.

     The mix of securities in CIB Marine's portfolio has remained relatively constant during the past three years. Ignoring SFAS No. 115 market value adjustments, at September 30, 2000 and December 31, 1999, U.S. Government and Agency securities represented 70.6% and 72.1% of the portfolio, respectively; mortgage backed securities represented 13.5% and 9.2% of the portfolio, respectively; and obligations of states and political subdivisions, most of which are general obligations of states or political subdivisions of states in which CIB Marine's subsidiaries are located, represented 11.1% and 16.7% of the portfolio, respectively.

     As of September 30, 2000, $326.9 million, or 71.0% of the portfolio, was classified as available for sale, and $133.5 million, or 29.0% of the portfolio, was classified as held to maturity. At December 31, 1999, these ratios were 59.6% and 40.4%, respectively. Securities available for sale increased $110.4 million, or 51.0%, from December 31, 1999 to September 30, 2000, while securities held to maturity decreased $13.4 million, or 9.1%.

     On September 30, 2000, the net unrealized loss of the available for sale securities was $0.9 million, as compared to a net unrealized loss of $3.3 million at December 31, 1999. The increase in the unrealized value of these securities over the first nine months of 2000 was a direct result of decreases in market interest rates.

LOANS

     Loans, net of the allowance for loan loss, were $1.7 billion at September 30, 2000, an increase of $297.2 million, or 21.7%, from December 31, 1999. Net loans represented 75.0% and 75.2% of CIB Marine's total assets at September 30, 2000 and December 31, 1999, respectively. Most of the increase in CIB Marine's loan portfolio was in commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 95.0% of gross loans at September 30, 2000 and 94.5% of gross loans at December 31, 1999. These increases are consistent with CIB Marine's strategy to focus on establishing banking relationships with small to medium-sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                             LOAN PORTFOLIO SUMMARY

                                   SEPTEMBER 30, 2000          DECEMBER 31, 1999           SEPTEMBER 30, 1999
                                ------------------------    ------------------------    ------------------------
                                 BALANCE      % OF TOTAL     BALANCE      % OF TOTAL     BALANCE      % OF TOTAL
                                ----------    ----------    ----------    ----------    ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
Commercial and insurance....    $  558,981       33.0%      $  454,438       32.7%      $  365,471       30.1%
Agricultural................         5,033        0.3            5,973        0.4            6,217        0.5
Real estate:
  1-4 family................        58,843        3.5           50,292        3.6           49,916        4.1
  Commercial................       766,894       45.2          646,484       46.5          628,872       51.9
  Construction..............       284,839       16.8          214,251       15.4          141,822       11.7
Consumer....................         9,751        0.5           13,152        0.9           13,738        1.1
Credit card loans...........         1,640        0.1            1,436        0.1            1,598        0.1
Other.......................         9,392        0.6            5,486        0.4            4,706        0.5
                                ----------      -----       ----------      -----       ----------      -----
          Total loans.......     1,695,373      100.0%       1,391,512      100.0%       1,212,340      100.0%
                                                =====                       =====                       =====
Deferred Loan Fees..........        (4,717)                     (3,681)                     (3,059)
Allowance for Loan (Loss)...       (21,440)                    (15,813)                    (14,315)
                                ----------                  ----------                  ----------
          NET LOANS.........    $1,669,216                  $1,372,018                  $1,194,966
                                ==========                  ==========                  ==========

CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry exceeds 25% of the capital of CIB Marine. At September 30, 2000, CIB Marine did not have any borrowing relationships with individual borrowers or related groups of borrowers that exceeded 25% of capital.

     In July 1999, one of CIB Marine's borrowers, who is also a stockholder of CIB Marine and whose total borrowing relationship exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock comprising a large part of this borrower's net worth. The decline in the value of this security has caused liquidity problems for this borrower with respect to its current obligations to CIB Marine and other lenders. Since March 2000, the total outstanding lending commitment associated with this borrowing relationship has represented less than 25% of the capital of CIB Marine. As of September 30, 2000, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $37.5 million. The aggregate principal amount actually drawn and outstanding at September 30, 2000, with respect to this borrowing relationship was approximately $35.2 million and all such loans were current with respect to principal and interest. CIB Marine has renewed certain loans and extended new loans to this borrower since July 1999 based upon a credit evaluation at the time of origination or renewal. As loans to this borrower become due, CIB Marine will evaluate the credit relationship at that time to determine whether to renew such loans.

     Since July 1999, CIB Marine has closely monitored this borrowing relationship including the collateral margins and cash flows. This borrower continues to work with CIB Marine to improve this borrowing relationship, including providing updated financial information so that CIB Marine can monitor and evaluate the credit risk of this relationship. Although CIB Marine estimates the value of the collateral securing this borrowing relationship currently exceeds the outstanding principal balance to this borrower, this borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine's loan policy since the first quarter of 2000.

     In order to assess this borrower's liquidity needs, CIB Marine continues to monitor the borrower's obligations to other lenders and their collateral positions. In November 1999, two of these other lenders filed lawsuits to recover amounts due to them. During February 2000 one of these lawsuits was dismissed. In April 2000, CIB Marine became aware of another lawsuit, which was filed in March 2000 by a third lender, to recover amounts due to them. This lawsuit was dismissed in July 2000. In August 2000, another lawsuit was served on the borrower by another lender to recover amounts due. The borrower is engaging in a voluntary and orderly disposition of certain of its assets to satisfy various obligations to CIB Marine and other lenders and to strengthen its liquidity position.

     CIB Marine has neither suffered nor currently anticipates any losses with respect to its loans to this borrower and has determined that an additional provision to its allowance for loan loss is not currently required. CIB Marine cannot provide assurances that an additional provision will not be required in the future or that there will not be future losses with respect to loans to this borrower. Management of CIB Marine will continue to closely monitor its loans to this borrower in order to assess its ongoing exposure to the credit risk posed by this borrower and will take additional action if deemed appropriate.

     In working with this borrower to address its liquidity problems, management determined that it was in the best interest of CIB Marine to provide this borrower with additional cash to help it meet its current obligations both to CIB Marine and to other lenders. On September 9, 1999, CIB Marine purchased from this borrower-limited partnership interests in three private investment funds. CIB Marine paid $2.4 million for these limited partnership interests, of which $1.0 million was used by the borrower to repay a loan from CIB Marine that was previously secured by an interest in one of these limited partnerships, $1.3 million was invested in a certificate of deposit at CIB Marine which was pledged to CIB Marine as additional collateral and to be used as a reserve account for future interest payments, and $0.1 million was paid to another lender. The certificate of deposit was reduced by $0.5 million during the fourth quarter of 1999 to reflect an adjustment to the purchase price of the limited partnership interests. Since the fourth quarter of 1999, $0.7 million of this account has been used to make required interest payments to CIB Marine. As of September 30, 2000 the account balance had been depleted to less than $0.1 million. Since September 30, 2000 the borrower added $0.3 million to this account from proceeds gained through the sale of certain assets. Payments to CIB Marine continue to be made timely and CIB Marine has requested the borrower to replenish the interest reserve. A description of this investment and the purchase price adjustment is included below under "Other Assets".

     At September 30, 2000, CIB Marine also had total borrowings within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $727.4 million, or 42.9% of gross loans and 395.4% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $134.3 million, or 7.9% of gross loans and 73.0% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $95.7 million, or 5.6% of gross loans outstanding and 52.0% of stockholders' equity.

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

OTHER ASSETS

     During the first nine months of 2000, other assets increased $1.9 million, or 44.6%, to $6.2 million, from $4.3 million at December 31, 1999. Capitalized underwriting fees incurred with the issuance of $25.0 million in guaranteed trust preferred securities accounted for $0.8 million of the increase. Additional information regarding these securities is discussed in "Borrowings" and "Guaranteed Trust Preferred Securities".

     Other assets at September 30, 2000 includes a $2.7 million investment in three limited partnerships. In September 1999, CIB Marine purchased, at the holding company level, limited partnership interests in three private investment funds from one of its largest borrowers. These funds are currently invested in both public and private equity securities. Two of the funds are focused on the environmental and waste-related industries and the other fund is focused on the health care, pharmaceutical, media and communication industries. CIB Marine engaged in this transaction primarily to provide this borrower, who is also a stockholder of CIB Marine, with cash to meet current obligations to CIB Marine. Additional information about this borrower and its loans from CIB Marine are discussed in "Loans-Credit Concentrations."

     The amount of this investment reflects the adjusted purchase price of $1.9 million and capital calls of $0.8 million subsequent to purchase. These partnership investments are included in other assets and are carried at the lower of cost or fair market value. CIB Marine may also be required to invest up to an additional $2.0 million over the next 2 1/2 years pursuant to further capital call commitments.

     There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine's portfolio. In order to reduce the risk in this investment, CIB Marine has negotiated a put option to require the borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interests as of the date that the put option is exercised or the amount originally paid by CIB Marine to the borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the borrower to perform as discussed above in "Credit Concentrations." CIB Marine believes that this investment will provide an adequate return, however it cannot provide assurances that this return will be adequate or there will not be future losses with respect to the limited partnership interests.

DEPOSIT LIABILITIES

     CIB Marine has experienced significant growth in deposits, which are the primary funding source for asset growth. Total deposits increased 22.4% to $1.9 billion at September 30, 2000, from $1.5 billion at December 31, 1999. Management attributes this growth to a number of factors, including a competitive product offering, prior new branch establishments, and various deposit promotional efforts.

     Time deposits represent the largest component of interest bearing deposit liabilities. The percentage of time deposits to total deposits was 79.6% at September 30, 2000, and 76.9% at December 31, 1999. These percentages reflect CIB Marine's significant reliance on time deposits as a source of funding. Time deposits of $100,000 and over of $515.8 million at September 30, 2000, and $415.9 million at December 31, 1999, represented 34.4% and 35.4% of total time deposits, respectively. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $70.1 million, or 4.7%, of total time deposits at September 30, 2000, and $80.7 million, or 6.9%, of total time deposits at December 31, 1999. Brokered time deposits of $100,000 and over were $64.7 million at September 30, 2000 as compared to $71.8 million at December 31, 1999.

     At September 30, 2000, noninterest-bearing demand deposits were $112.7 million or 6.0% of total deposits, interest-bearing demand deposits were $45.8 million or 2.4% of total deposits, and savings deposits were $222.6 million or 11.9% of total deposits. At December 31, 1999 these deposits were $98.6 million or 6.5%, $45.1 million or 3.0%, and $209.3 million or 13.7%, respectively.

BORROWINGS

     The following table sets forth information regarding selected categories of borrowings.

                                                       SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                       -------------------   -------------------
                                                       BALANCE    AVG RATE   BALANCE    AVG RATE
                                                       --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
  Fed funds purchased................................  $ 38,815     6.77%    $ 29,575     5.21%
  Securities sold under repurchase agreements........    40,166     6.38       27,129     5.49
  Treasury, tax and loan note........................       177     6.39          405     4.01
  Federal Home Loan Bank -- short term...............        --       --       26,400     5.16
  Commercial paper...................................       809     6.81           --       --
  Other borrowings -- short term.....................    18,250     8.13       29,710     8.48
                                                       --------    -----     --------     ----
       Total Short-Term Borrowings...................    98,217     6.86%     113,219     6.12%
                                                       --------    -----     --------     ----
LONG-TERM BORROWINGS
  Federal Home Loan Bank.............................    33,185     6.46%       9,750     4.98
  Guaranteed trust preferred securities..............    25,000    10.71           --       --
                                                       --------    -----     --------     ----
          Total Long-Term Borrowings.................    58,185     8.28%       9,750     4.98%
                                                       --------    -----     --------     ----
          TOTAL BORROWINGS...........................  $156,402     7.40%    $122,969     6.03%
                                                       ========    =====     ========     ====

     Total borrowings increased $33.4 million, or 27.2%, to $156.4 million during the nine-month period ended September 30, 2000, from $123.0 million at December 31, 1999. Fed Funds purchased accounted for $38.8 million, or 24.8%, of total borrowings at September 30, 2000, as compared to $29.6 million, or 24.1%, of total borrowings at December 31, 1999. Repurchase agreements accounted for $40.2 million, or 25.7%, of total borrowings at September 30, 2000, as compared to $27.1 million, or 22.1%, of total borrowings at December 31, 1999. Federal Home Loan Bank advances accounted for $33.2 million, or 21.2% of total borrowings at September 30, 2000, as compared to $36.2 million, or 29.4%, at December 31, 1999. Guaranteed trust preferred securities accounted for $25.0 million, or 16.0% of total borrowings at September 30, 2000. There were no guaranteed trust preferred securities outstanding at December 31, 1999. CIB Marine utilized short and long-term borrowings during the first nine months of 2000 in order to meet its funding needs or when the terms on these products were more favorable than other types of funding.

     During the first quarter of 2000, CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008 with an effective rate, including premium, of 7.07%. The $1.7 million premium is being amortized over the life of the borrowing. CIB Marine also entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008. CIB Marine pays a variable rate of interest at the one month LIBOR rate and earns a fixed rate of interest at 7.08%. CIB Marine believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

     CIB Marine also has a $30.0 million revolving line of credit with an unaffiliated commercial bank. At September 30, 2000, there was an outstanding balance on this line of credit in the amount of $18.3 million, as compared to $29.7 million at December 31, 1999. These funds were used to provide capital support for the growth of the subsidiary banks, acquire branch facilities and for working capital.

GUARANTEED TRUST PREFERRED SECURITIES

     In March and September 2000, CIB Marine issued $10.0 million and $15.0 million, respectively, in guaranteed trust preferred securities through wholly owned special-purpose trusts. These securities qualify as Tier I equity capital for regulatory capital purposes. The securities are classified in the liability section of the Consolidated Balance Sheets, and the distributions on the securities are classified as interest expense on the Consolidated Statements of Income. Such distributions are cumulative and are payable to the security holders semi-annually at rates of 10.875% and 10.60 % per annum, respectively. CIB Marine fully and unconditionally guarantees the obligations of the trusts on a subordinated basis. The securities from the March issuance are mandatorily redeemable upon their maturity on March 8, 2030 and are callable beginning March 8, 2010 at a premium, which declines ratably to par by 2020. The securities from the September issuance are mandatorily redeemable upon their maturity on September 7, 2030 and are callable beginning September 7, 2010 at a premium, which declines ratably to par by 2020. Issuance costs of $0.3 million and $0.5 million, respectively, related to the securities are classified as other assets on the Consolidated Balance Sheets and are being amortized over the expected life of the securities as an adjustment to interest expense. CIB Marine used the net proceeds of $9.7 million and $14.5 million to reduce its debt at a non-affiliated bank and for other corporate financing purposes.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at September 30, 2000 and December 31, 1999 is contained in the following table. The capital levels of CIB Marine and the subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. CIB Marine intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit CIB Marine's subsidiary banks to meet the credit needs of medium-sized commercial borrowers.

                               RISK-BASED CAPITAL

                                                               SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                               ------------------      -----------------
                                                                        (DOLLARS IN THOUSANDS)
RISK WEIGHTED ASSETS (RWA).................................        $2,004,419             $1,618,852
                                                                   ==========             ==========
AVERAGE ASSETS (QUARTER ONLY)(1)...........................         2,178,544              1,667,517
                                                                   ==========             ==========
CAPITAL COMPONENTS
  Stockholders' equity.....................................        $  183,964             $  161,335
  Guaranteed trust preferred securities....................            25,000                     --
  Less: Disallowed intangibles.............................           (13,098)               (14,171)
  Add: Unrealized loss on securities.......................               536                  2,034
                                                                   ----------             ----------
TIER 1 CAPITAL.............................................           196,402                149,198
  Allowable allowance for loan loss........................            21,440                 15,813
                                                                   ----------             ----------
TOTAL RISK-BASED CAPITAL...................................        $  217,842             $  165,011
                                                                   ==========             ==========

                                                                      SEPTEMBER 30, 2000
                                                        -----------------------------------------------
                                                                                       FOR CAPITAL
                                                               ACTUAL               ADEQUACY PURPOSES
                                                        --------------------       --------------------
                                                         AMOUNT        RATIO        AMOUNT        RATIO
                                                        --------       -----       --------       -----
Total Capital (to RWA)..............................    $217,842       10.87%      $160,354       8.00%
Tier 1 Capital (to RWA).............................     196,402        9.80         80,177       4.00
Tier 1 Leverage (to Avg Assets).....................     196,402        9.02         87,142       4.00

                                                                       DECEMBER 31, 1999
                                                        -----------------------------------------------
                                                                                       FOR CAPITAL
                                                               ACTUAL               ADEQUACY PURPOSES
                                                        --------------------       --------------------
                                                         AMOUNT        RATIO        AMOUNT        RATIO
                                                        --------       -----       --------       -----
Total Capital (to RWA)..............................     165,011       10.19%       129,508       8.00%
Tier 1 Capital (to RWA).............................     149,198        9.22         64,754       4.00
Tier 1 Leverage (to Avg Assets).....................     149,198        8.95         66,701       4.00

---------------
(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     In March and September 2000, CIB Marine issued $10.0 million and $15.0 million, respectively, in guaranteed trust preferred securities. These securities qualify as Tier I equity capital for regulatory capital purposes. In March and April 2000, CIB Marine also raised $3.9 million of capital pursuant to a private placement offering of its common stock. In June 2000, CIB Marine raised $2.4 million in capital pursuant to another private placement offering of its common stock. In September and October 2000, CIB Marine held another private placement offering. No funds were received prior to September 30, 2000. Approximately $1.3 million was received in October and November. For additional information regarding these transactions see "Guaranteed Trust Preferred Securities" and Part II, Item 2 -- "Changes in Securities and Use of Proceeds."

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funds available to fund various commitments, including loan demand, deposit withdrawals and other obligations in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits, borrowings, and loan repayments.

     The following discussion should be read in conjunction with the Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999, contained in the Consolidated Financial Statements.

     For the nine months ended September 30, 2000, net cash provided by operating activities was $12.1 million, as compared to $17.1 million for the same period in 1999. The decrease in net cash provided by operating activities was primarily due to the purchase of loans held for sale. For the nine months ended September 30, 2000, net cash used in investing activities was $395.4 million, as compared to $285.7 million for the same period in 1999. The increase in cash used for investing activities was due in part to a net increase in purchases of investment securities and $124.4 million in cash provided during the nine-month period in 1999 as a result of the purchase of branch assets and deposits in cash. Net cash provided by financing activities was $380.7 million and $267.7 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Increases in deposit liabilities provided $341.7 million, or 89.8% of the net cash provided by financing activities for the first nine months of 2000.

     CIB Marine was able to meet its liquidity needs during the first nine months of 2000 and expects to meet these needs for the remainder of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 1999. For information regarding CIB Marine's market risks, refer to its 1999 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity for September 30, 2000.

             REPRICING INTEREST RATE SENSITIVITY ANALYSIS & SPREAD

                                                                          SEPTEMBER 30, 2000
                                                 ---------------------------------------------------------------------
                                                    0-3          4-6        7-12        2-5        OVER
                                                   MONTHS      MONTHS      MONTHS      YEARS     5 YEARS      TOTAL
                                                 ----------   ---------   ---------   --------   --------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans........................................  $1,013,607   $  45,785   $  98,397   $483,492   $ 53,394   $1,694,675
  Securities...................................      35,595      29,311      33,401    312,214     49,829      460,350
  Federal funds sold...........................       1,800          --          --         --         --        1,800
                                                 ----------   ---------   ---------   --------   --------   ----------
        TOTAL INTEREST-EARNING ASSETS..........   1,051,002      75,096     131,798    795,706    103,223    2,156,825
                                                 ----------   ---------   ---------   --------   --------   ----------
Interest-bearing liabilities:
  Time deposits................................     514,928     354,189     459,943    160,148        116    1,489,324
  Savings and interest-bearing demand
    deposits...................................     268,314          --          --         --         --      268,314
  Short-term borrowings........................      97,399         457         361         --         --       98,217
  Long-term borrowings.........................          --          --          --         --     33,185       33,185
  Impact of interest rate swap.................      25,000          --          --         --    (25,000)          --
  Guaranteed trust preferred securities........          --          --          --         --     25,000       25,000
                                                 ----------   ---------   ---------   --------   --------   ----------
        TOTAL INTEREST-BEARING LIABILITIES.....  $  905,641   $ 354,646   $ 460,304   $160,148   $ 33,301   $1,914,040
                                                 ----------   ---------   ---------   --------   --------   ----------
Interest sensitivity GAP (by period)...........     145,361    (279,550)   (328,506)   635,558     69,922      242,785
Interest sensitivity GAP (cumulative)..........     145,361    (134,189)   (462,695)   172,863    242,785      242,785
Cumulative Gap as a % of Total Assets..........       6.53%       (6.03)%    (20.78)%    7.76%     10.90%

     The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of September 30, 2000, and December 31, 1999:

                                                              BASIS POINT CHANGES
                                                    ----------------------------------------
                                                     +200       +100       -100       -200
                                                    -------    -------    -------    -------
SEPTEMBER 30, 2000
  Net Interest Income change over one year........    (2.61)%    (1.30)%     1.04%      1.20%
                                                    =======    =======    =======    =======
DECEMBER 31, 1999
  Net Interest Income change over one year........    (3.53)%    (1.77)%     1.54%      2.01%
                                                    =======    =======    =======    =======

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     CIB Marine and its subsidiaries are parties to legal actions that arise in the normal course of their business activities. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition, results of operations or liquidity of CIB Marine.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. Not Applicable

     b. Not Applicable

     c. On March 24, 2000, CIB Marine commenced a $5.0 million offering of its common stock at $17.29 per share pursuant to a private placement offering which terminated on April 7, 2000. During March, CIB Marine sold 192,955 shares in this offering for a total of $3.3 million. In April, CIB Marine sold an additional 30,750 shares for a total of $0.5 million in this offering. On June 24, 2000, CIB Marine commenced a $3.0 million offering of its common stock at $17.90 per share pursuant to a private placement offering which terminated on June 30, 2000. CIB Marine sold 134,850 shares in this offering for a total of $2.4 million. On September 19, 2000, CIB Marine commenced a $2.0 million offering of its common stock at $18.80 per share pursuant to a private placement offering which terminated on November 10, 2000. Although no funds were received in September, CIB Marine sold 68,731 shares in this offering in October and November for a total of $1.3 million.

        All of the aforementioned offerings, which were made pursuant to Rule 506 of Regulation D under the Securities Act of 1933, were made to a limited number of accredited investors. The March and June offerings were also made to CIB Marine's employee stock ownership plan. CIB Marine incurred no commissions or underwriting discounts in any of these offerings.

     d. Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

       - Exhibit 11 -- Statement Re Computation of Earnings Per Share

       - Exhibit 27 -- Financial Data Schedule

     b.  Reports on Form 8-K

        On August 3, 2000, CIB Marine filed a Form 8-K. Under this filing and pursuant to Rule 416(b) under the Securities Act of 1933, the number of shares of common stock of the Registrant registered for sale under the Securities Act by the Registration Statement on Form S-8 (Reg. No. 333-85173) filed with the SEC on August 13, 1999 and the Registration Statement on Form S-8 (Reg. No. 333-72949) filed with the SEC on February 25, 1999, which remain unsold as of July 1, 2000, have been deemed to be increased to reflect the one hundred and fifty-for-one stock split effected in the form of a stock dividend to shareholders of record at the close of business on July 1, 2000. The dividend shares were issued on or about July 25, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of November 2000.

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