Form 10-K405
period 2000-12-31
CIB MARINE BANCSHARES INC
filed 2001-03-29
CIK 861955

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 16, 2001, based on a price per share of $19.71 (the price per share at which the registrant sold 22,709 shares of its common stock in its most recent private placement in January 2001) was $295.7 million.

     As of March 16, 2001, there were issued and outstanding 16,942,170 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this report:

1. Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference to Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

CIB MARINE

     CIB Marine Bancshares, Inc. (CIB Marine) is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine currently owns and operates four separately chartered commercial banking organizations and one federal savings bank:

     - Central Illinois Bank, with its main office in Champaign, Illinois;

     - CIB Bank, with its main office in Hillside, Illinois, a suburb of Chicago ("CIB-Chicago");

     - Marine Bank, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee ("Marine Bank -- Milwaukee");

     - CIB Bank, with its main office in Indianapolis, Indiana ("CIB-Indiana"); and

     - Marine Bank, a federal savings bank with its main office in Omaha, Nebraska ("Marine Bank -- Omaha").

     As of December 31, 2000, CIB Marine had a total of 42 full-service banking facilities in Illinois, Wisconsin, Indiana and Nebraska. CIB Marine offers a full array of traditional banking services through its bank and non-bank subsidiaries. These services include a broad range of loan products, such as commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, consumer loans and commercial and standby letters of credit; accepting demand, savings, time, and Eurodollar deposits; providing commercial paper and repurchase agreements; and other forms of banking services.

     CIB Marine also owns and operates two non-bank subsidiaries. These include Mortgage Services, Inc. (a mortgage banking company) and CIB Data Processing Services, Inc. (a data processing company).

     References in this document to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified.

OVERVIEW

     CIB Marine was originally incorporated in the State of Illinois in 1985 as Sidney Bancorporation, Inc., a one-bank holding company headquartered in Sidney, Illinois. In September 1987, a group of investors led by J. Michael Straka, President and Chief Executive Officer of CIB Marine, acquired all of the outstanding stock of Sidney Bancorporation, which at the time had total assets of $9.4 million, and subsequently changed its name to Central Illinois Bancorp, Inc. On August 27, 1999, Central Illinois Bancorp, Inc. reincorporated as a Wisconsin corporation and changed its name to CIB Marine Bancshares, Inc.

     Upon the change of ownership, CIB Marine changed its strategy to focus on the development of banking relationships with small to medium-sized businesses by providing more personalized banking services in a community banking atmosphere. To facilitate this strategy CIB Marine expanded its banking operations, first in central Illinois and more recently in the Chicago, Milwaukee, Indianapolis and Omaha metropolitan areas.

     At December 31, 2000, CIB Marine had consolidated total assets of approximately $2.4 billion as compared to consolidated total assets of $1.8 billion at December 31, 1999, an increase of 29.7%. Net income for the fiscal year ended December 31, 2000 was $21.1 million, as compared to $13.5 million for the fiscal year ended December 31, 1999, an increase of 55.7%. CIB Marine has grown substantially over the last five years. CIB Marine's consolidated total assets at December 31, 1996 were $550.6 million and its net income for the fiscal year ended December 31, 1996 was $3.6 million.

GROWTH STRATEGY

     CIB Marine believes that its growth, from a one-bank holding company with $9.4 million in assets at September 15, 1987 to a five-bank holding company with approximately $2.4 billion in assets at December 31, 2000, has been largely attributable to the implementation of its growth strategy. CIB Marine's growth strategy consists of the following four principal components:

     - DEVELOPING COMMERCIAL BANKING RELATIONSHIPS WITH SMALL TO MEDIUM-SIZED BUSINESSES. Although CIB Marine is a full-service banking organization, its niche has been to develop banking relationships with small to medium-sized businesses. Typically, CIB Marine meets its customers' borrowing needs through various types of loans, including commercial real estate loans, commercial business loans and construction loans, often making multiple and different types of loans to the same customer. In addition, CIB Marine believes that consolidation occurring within the banking industry has resulted in the formation of larger institutions that generally focus on larger commercial customers and has enhanced CIB Marine's ability to attract and retain commercial banking relationships with small to medium-sized businesses. CIB Marine expects to continue to focus on and build upon its experience in commercial banking.

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

     - EXPANDING IN BOTH NEW AND EXISTING MARKETS. CIB Marine expands through the establishment of newly chartered banks, branching and acquisitions. CIB Marine expands its banking operations into geographic markets where there are a significant number of small to medium-sized businesses and where it has either identified and retained experienced commercial bankers or other personnel with established relationships to serve those markets or by relocating experienced bankers to that area. Since the change of ownership in 1987, CIB Marine has entered the metropolitan markets of Chicago, Milwaukee, Indianapolis and Omaha, as well as smaller metropolitan markets within the central Illinois region. CIB Marine expects to further expand banking operations in these markets and to enter new markets with populations of at least 100,000. When CIB Marine expands through acquisitions, it seeks to identify financial institutions or financial institution branches that offer lending opportunities and/or the opportunity to strengthen its deposit base, and that enhance shareholder value.

GROWTH AND DEVELOPMENT OF BANKING OPERATIONS

EXPANSION IN CENTRAL ILLINOIS.

     At the time of the change in ownership in September 1987, CIB Marine had a single banking subsidiary, Sidney Community Bank, an Illinois state bank. The bank was originally organized in 1958 and had its sole office in Sidney, Illinois, a town with a population of approximately 1,000 people, located in Champaign County. In January 1988, the name of the bank was changed to Central Illinois Bank. As a result of the decision to focus on developing banking relationships with small to medium-sized businesses, CIB Marine first expanded into the Champaign-Urbana market, a community of approximately 100,000 people and home to the University of Illinois. The bank opened its first branch facility in Champaign in 1988 and opened its second branch facility in Urbana in 1990.

     In October 1991, CIB Marine acquired all of the stock of Arrowsmith State Bank, an Illinois state bank organized in 1920. This bank had its sole office in Arrowsmith, Illinois, a town with a population of approximately 350, located in McLean County. At the time of the acquisition, the Arrowsmith bank had total assets of approximately $10.0 million. The name of the bank was changed to Central Illinois Bank McLean County in 1992, and to Central Illinois Bank MC in 1995. This acquisition allowed CIB Marine to enter the Bloomington-Normal market, a community of approximately 100,000 people, and home to Illinois State University. In July 1998, CIB Marine merged Central Illinois Bank and Central Illinois Bank MC under the charter of Central Illinois Bank MC and the name of Central Illinois Bank. The main office of the merged bank is located in Champaign, Illinois.

     Between November 1992 and December 31, 2000, CIB Marine significantly expanded the operations of the bank by establishing branch facilities throughout central Illinois, including the five largest cities in this region. During this period, Central Illinois Bank opened 15 additional branch facilities in central Illinois. In February 1999, CIB Marine sold one of these facilities because it did not fit within CIB Marine's long-term strategic plans. In October 2000, CIB Marine consolidated its Bloomington and Normal facilities into a new facility in Bloomington. At December 31, 2000, Central Illinois Bank had total assets of $806.7 million, 167 full-time equivalent employees and 17 banking facilities in central Illinois: three in Champaign-Urbana, one in Bloomington-Normal, two in Peoria, and one each in Arrowsmith, Arthur, Danville, Decatur, East Peoria, Lincoln, Monticello, Morton, Rantoul, Springfield and Sidney.

     In March 2001, CIB Marine made application to establish a third facility in Peoria, Illinois. Subject to regulatory approval, this facility is expected to open during the latter part of 2001.

EXPANSION INTO THE CHICAGO METROPOLITAN AREA

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

     Between June 1994 and December 31, 2000, CIB Marine opened an office in downtown Chicago and eleven additional branch facilities in the Chicago suburbs: one each in Arlington Heights, Bolingbrook, Elk Grove Village, Elmhurst, Frankfort, Gurnee, Mount Prospect, Niles, Northbrook, Willow Springs and Zion. The Gurnee, Mount Prospect, Arlington Heights and Zion facilities were acquired from other banking organizations and had $13.3 million, $33.0 million, $82.8 million and $28.2 million of deposit liabilities, respectively, at the time of acquisition. In January 2000, CIB-Chicago established a foreign office in the Cayman Islands. This office accepts Eurodollar deposits, thereby facilitating CIB Marine's money desk operations. In June 2000, CIB Marine relocated its downtown Chicago facility to a more convenient street level location in the downtown area. At December 31, 2000, CIB-Chicago had total assets of approximately $1.2 billion, 144 full-time equivalent employees and 13 banking facilities.

EXPANSION INTO THE MILWAUKEE METROPOLITAN AREA

     In September 1997, CIB Marine entered the Milwaukee metropolitan area by acquiring First Ozaukee Capital Corp., a one-bank holding company located in Cedarburg, Wisconsin. The sole subsidiary of First Ozaukee Capital Corp. was First Ozaukee Savings Bank, a Wisconsin savings bank, with its main office in Cedarburg, and a branch facility in Grafton, both suburbs of Milwaukee. First Ozaukee was originally chartered in 1923 as Cedarburg Building and Loan Association. It subsequently converted to a mutual savings bank and then converted to a stock savings bank in 1994. At the time of the acquisition, the savings bank had total assets of $37.6 million. In September 1997, CIB Marine changed the name of the savings bank to Marine Bank and Savings. In February 2000, Marine Bank and Savings converted its charter to a Wisconsin commercial bank, changed its name to Marine Bank and moved its main office to the Wauwatosa facility.

     Between September 1997 and December 31, 2000, CIB Marine opened four additional branch facilities in the Milwaukee metropolitan area: one each in Pewaukee, which also serves as the executive offices of CIB Marine, Wauwatosa, downtown Milwaukee and Franklin. In November 2000, CIB Marine received regulatory approval to establish a facility in Brookfield, another suburb of Milwaukee, which is expected to open early in the third quarter of 2001. At December 31, 2000, Marine Bank -- Milwaukee had total assets of $283.1 million, 48 full-time equivalent employees and six banking facilities.

EXPANSION INTO THE INDIANAPOLIS METROPOLITAN AREA

     In March 1998, CIB Marine entered the Indianapolis metropolitan area by establishing a new Indiana state bank, also under the name CIB Bank. Since its organization, this bank has opened three additional facilities in Indianapolis and one in Carmel, a suburb of Indianapolis. At December 31, 2000, CIB-Indiana had total assets of $109.4 million, 28 full-time equivalent employees and five banking facilities.

EXPANSION INTO THE OMAHA METROPOLITAN AREA

     In November 1999, CIB Marine entered the Omaha metropolitan area by establishing a new federal savings bank under the name Marine Bank. At December 31, 2000, this bank had total assets of $31.5 million, six full-time equivalent employees and one banking facility located in Omaha.

EXPANSION INTO FLORIDA

     In January 2001, CIB Marine established, through CIB-Chicago, a loan production office in North Miami Beach. On March 6, 2001, CIB Marine signed a definitive agreement whereby it will acquire, through a merger transaction, Citrus Financial Services, Inc. Citrus Financial is a locally owned one-bank holding company headquartered in Vero Beach, Florida. Citrus Financial operates primarily through its subsidiary, Citrus Bank N.A., and offers a broad range of retail and commercial banking services. At December 31, 2000, Citrus Financial had total assets of approximately $95.9 million with 3 full-service banking facilities, one each in Vero Beach, Barefoot Bay and Sebastian, and a loan production office in Sebring, Florida. Pursuant to the terms of the merger agreement, shares of Citrus Financial will be exchanged for shares of CIB Marine common stock. The exchange ratio will be based on a 1.75 multiple of book value for CIB Marine common stock and a 1.68 multiple of book value for Citrus Financial common stock. Upon closing, each share of Citrus Financial common stock will be exchanged for the number of shares of CIB Marine common stock equal to 1.68 times the book value per share of Citrus Financial common stock divided by 1.75 times the book value per share of CIB Marine common stock. Using December 31, 2000 figures, the book value per share of CIB Marine common stock was $11.50 and the book value per share of Citrus Financial common stock was approximately $6.16, resulting in a deal value of approximately $15 million. However, this deal value does not take into account the pre-closing adjustments. The shares of Citrus Financial are not publicly traded. The transaction, which will be accounted for as a pooling of interests, is expected to close during the latter part of 2001. The transaction is subject to various regulatory approvals, Citrus Financial shareholder approval and other customary conditions. This transaction will enable CIB Marine to expand its Florida operations and better serve its current customers who have existing ties to Florida. CIB Marine intends to continue using the Citrus Bank name in Florida.

OPERATIONS OF NON-BANK SUBSIDIARIES

     CIB Marine also owns and operates two wholly-owned non-banking subsidiaries: CIB Data Processing Services, Inc. and Mortgage Services, Inc. Each of these subsidiaries was created or acquired to facilitate or complement CIB Marine's banking activities. In addition, CIB-Chicago owns and operates MICR, Inc., a manufacturer of payment processing systems based in Mukilteo, Washington.

     CIB DATA PROCESSING SERVICES, INC.

     CIB Data Processing Services, Inc., an Illinois corporation, was incorporated in August 1990. CIB Marine organized this subsidiary to provide data processing services to CIB Marine and its other subsidiaries. CIB Data coordinates computer equipment leases and purchases, licenses banking software and coordinates operation of CIB Marine software. CIB Marine operates CIB Data to facilitate internal operational needs and does not currently provide services to third parties. CIB Marine believes that by performing its data processing function in-house it receives more timely and cost-effective service than would be received if it used a third-party service provider. In addition, CIB Data facilitates CIB Marine's growth strategy by allowing CIB Marine to rapidly integrate newly opened or acquired branches and banks.

     As of December 31, 2000, this subsidiary had 33 full-time equivalent employees. CIB Data does not separately own any facilities, and its principal office is located in the Rantoul, Illinois facility of Central Illinois Bank.

MORTGAGE SERVICES, INC.

     In September 1995, CIB Marine acquired all of the stock of Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc. This subsidiary is an Illinois corporation licensed to conduct mortgage operations in Illinois, Iowa, Missouri, Nebraska and Wisconsin. Mortgage Services also operates in the states of Colorado, Florida, Indiana, Oklahoma and Wyoming, but is not required to be licensed in those states. Through Mortgage Services, CIB Marine originates conventional mortgage loans and offers VA, FHA and other fixed-rate and variable-rate loans. During 2000, Mortgage Services established a wholesale division which purchases and originates mortgage loans through a network of correspondent banks. Although CIB Marine sells a majority of the mortgage loans in the secondary market with servicing rights released, CIB Marine also retains mortgage loans that meet CIB Marine's underwriting standards but which do not conform to secondary market underwriting guidelines or where CIB Marine believes that retaining the loan is important in enhancing a customer relationship.

     As of December 31, 2000, Mortgage Services had 34 full-time equivalent employees. Mortgage Services does not separately own any facilities, and its principal office is located in the Bloomington facility of Central Illinois Bank. Mortgage Services' employees also provide mortgage origination and mortgage brokerage services at many of the other branch facilities of CIB Marine's subsidiary banks. The mortgage banking operations are not presented as a separate segment as its assets and results of operations do not meet the required disclosure criteria.

MICR, INC.

     In October 2000, CIB Marine acquired and/or assumed, through MICR, Inc., a wholly-owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business, which operates under the name of Maverick International, was acquired in lieu of foreclosure or other legal action from a borrower who was in default of its obligations to CIB Marine. The primary business of this manufacturer is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software to small and mid-sized financial institutions, as well as to large retailers and independent remittance processors. As of December 31, 2000 MICR, Inc. had 40 full-time equivalent employees. Additional information regarding MICR, Inc. is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Other Assets."

FOREIGN OPERATIONS

     CIB Marine and its subsidiaries do not engage in any operations in foreign countries other than the Cayman Islands branch facility of CIB-Chicago and one other investment subsidiary. This investment subsidiary was formed under the laws of the state of Delaware and has an office in the Cayman Islands. Each of these entities has at least one employee who is a resident of the Cayman Islands.

MANAGEMENT SUPPORT SERVICES

     In addition to the support services provided by its non-bank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries' back office services, including credit administration, loan review, accounting, finance, investment, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes that it is more efficient to consolidate these services within the holding company in order to assure that operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if the same were performed independently at each subsidiary. The holding company allocates the cost of its employees among the subsidiaries based upon the services performed for each subsidiary in accordance with a written agreement between the companies. At December 31, 2000, the holding company had 112 full-time equivalent employees, a majority of whom provide the services described above to the subsidiaries.

TOTAL EMPLOYEES

     At December 31, 2000, CIB Marine and all of its bank and non-bank subsidiaries had a combined total of 612 full-time equivalent employees.

COMPETITION

     The banking industry is highly competitive. CIB Marine's subsidiary banks compete for loans, deposits and other financial services in their markets and surrounding areas. CIB Marine competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies. Many of these financial firms have a regional or national presence and resources many times greater than those of CIB Marine. In addition, new financial companies such as money market mutual funds, brokerage companies and other non-banking organizations are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

     Recent changes in federal and state laws have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks resulting from the implementation of interstate banking laws, the Gramm-Leach-Bliley Act (the "GLBA"), and other recent and proposed changes, are expected to continue to further stimulate competition in the markets in which CIB Marine operates, although it is not possible to predict the extent or timing of such increased competition.

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

     CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") and, as such, is regulated by the Federal Reserve Board. Marine Bank -- Omaha is a federal savings bank, and its primary regulator is the Office of Thrift Supervision (the "OTS"). CIB Marine's other bank subsidiaries are regulated by the Federal Deposit Insurance Corporation (the "FDIC"), as their primary federal regulator, and also by the state banking regulator for the state in which they are chartered -- either the Illinois Office of Banks and Real Estate, the Wisconsin Department of Financial Institutions, or the Indiana Department of Financial Institutions. CIB Marine's mortgage banking subsidiary is regulated by the Illinois Office of Banks and Real Estate, the Wisconsin Department of Financial Institutions and the Nebraska Department of Banking and Finance.

     CIB Marine and its non-bank subsidiaries are subject to examination by the Federal Reserve Board. The state banking regulators and FDIC periodically conduct examinations of CIB Marine's state bank subsidiaries and non-bank subsidiaries that are subject to their regulation. The OTS periodically conducts examinations of Marine Bank -- Omaha. The FDIC may also conduct special examinations of Marine Bank -- Omaha.

     The following is a summary of certain statutes and regulations affecting CIB Marine and its subsidiaries. It is not meant to be a complete discussion of all the federal and state banking statutes and regulations applicable to CIB Marine and its subsidiaries.

EXPANSION ACTIVITIES

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

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed into law the GLBA. The GLBA significantly changes financial services regulations by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. As a result of the GLBA, a bank holding company may become a "Financial Holding Company" and engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are determined by the Federal Reserve to be "financial in nature", "incidental" to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The provisions of the GLBA for expanded financial opportunities became effective March 11, 2000.

     In order for a bank holding company to qualify as a Financial Holding Company, the company is required to file a declaration with the Federal Reserve electing to engage in activities permissible for Financial Holding Companies and to certify that all of its insured depository institutions are "well-capitalized" and "well-managed". In addition, the Federal Reserve must also determine that each of the company's insured depository institutions has received at least a satisfactory rating in their most recent Community Reinvestment Act examination.

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

     The GLBA also streamlines supervision of bank holding companies, expands passive investments by Financial Holding Companies in any type of financial or non-financial company through merchant bank and insurance company investments, provides an enhanced framework for protecting the privacy of consumer information, modifies the laws governing the implementation of the Community Reinvestment Act, and broadens the activities which may be conducted by national banks. Through a financial subsidiary and subject to certain eligibility requirements and restrictions, a national bank may engage in any activity authorized for a national bank directly or any financial activity, except insurance investments or underwriting, real estate investments or development, or merchant banking, which may be conducted through a Financial Holding Company. Because Wisconsin, Illinois and Indiana provide for parity with national banks, the subsidiary banks of CIB Marine will be able to form subsidiaries and engage in the activities permitted for national bank subsidiaries.

     The GLBA also established a system of federal and state regulation based on functional regulation, meaning that primary regulators' oversight for a particular activity generally resides with the federal or state regulator having the greatest expertise in the area. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the Securities and Exchange Commission ("SEC") and state securities regulators.

     CIB Marine does not believe that the GLBA will have a material effect upon our operations in the near term. However, to the extent the GLBA permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than CIB Marine currently offers and that can aggressively compete in the markets currently served.

CAPITAL STANDARDS

     The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (Total Capital Ratio) is 8%, and the minimum ratio of that portion of total capital that is comprised of common stock, related surplus, retained earnings, non-cumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill (Tier 1 Capital), to risk-weighted assets is 4%. The balance of total capital may consist of other preferred stock, certain other instruments, limited amounts of unrealized gains on equity securities and limited amounts of subordinated debt and the loan and lease loss allowance.

     These risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks.

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

     At December 31, 2000, CIB Marine was in compliance with these minimum capital requirements. CIB Marine's banking subsidiaries are subject to similar minimum regulatory capital requirements. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital" and Note 13 -- Stockholders' Equity as contained in the "Notes to Consolidated Financial Statements."

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

     A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements i.e., if it has a Leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Total Capital Ratio of 8% or greater and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice.

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

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions may be restricted from making payments of principal and interest on subordinated debt and are subject to appointment of a receiver or conservator. At December 31, 2000, which is the most recent notification from the banks' primary regulators, all of the bank subsidiaries were categorized as well capitalized under the regulatory framework for prompt corrective action.

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

     Under Wisconsin law, a Wisconsin-chartered commercial bank that meets its regulatory capital requirement may declare dividends based upon undivided profits, in an amount the Board of Directors considers expedient, provided that the Board has made provisions for the payment of all expenses, losses, reserves, taxes and interest accrued or due from the bank prior to declaring the dividend from undivided profits. In the event the bank has declared and paid dividends in either of the two immediately preceding years that exceeded net income for either of those two years, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income without the written consent of the Division of Banking.

     Under Indiana law, a bank may pay dividends without the approval of the Indiana Department of Financial Institutions so long as its capital is unimpaired. In any event, dividends may not exceed undivided profits on hand, less losses, bad debts, certain depreciation and other expenses.

     Under regulations of the OTS, the ability of a federal savings association to pay cash dividends and make other capital distributions is subject to certain limitations. An institution that desires to make a capital distribution may be required to file a notice or an application with the OTS 30 days prior to the proposed declaration of the dividend or approval of the proposed capital distribution by the board of directors of the association. Whether an association needs to file a notice or an application is relevant because the OTS may disapprove a notice or deny an application if it determines that (i) the association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the capital distribution, (ii) the distribution raises safety and soundness concerns or (iii) the distribution violates a prohibition contained in any statute, regulation, agreement between the association and the OTS (or the FDIC) or a condition imposed on the association in an OTS-approved application or notice. If neither the association nor its proposed capital distribution meet any of the criteria for filing a notice or an application then the association does not need to file a notice or application with the OTS before making a capital contribution.

     An association is required to file an application for a proposed capital distribution if (i) it is not eligible for expedited treatment (that is, it does not have a composite rating of 1 or 2, a satisfactory CRA rating or better, a compliance rating of 1 or 2, does not meet all of its capital requirements or has been notified by supervisory personnel that it is a problem association or an association in troubled condition), or (ii) the total amount of all of the capital distributions (including the proposed capital distribution) by the association during the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years, or (iii) following the proposed capital distribution the association would not be adequately capitalized (where an adequately capitalized association is defined as one that has a total risk-based capital ratio of 8% or greater and a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater or a leverage ratio of 3% or greater if the association is assigned a composite rating of 1 and does not meet the definition of a "well capitalized" savings association), or (iv) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the association and the OTS (or the FDIC) or violate a condition imposed on the association in an OTS-approved application or notice.

     An association is required to file a notice for a proposed capital distribution if it is not required to file an application for the distribution and (i) following the proposed capital distribution it would not be well capitalized (where a well capitalized association is defined as one that has total risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% of greater and a leverage ratio of 5% or greater and is not subject to any written agreement or capital directive or the like issued by the OTS to meet and maintain a specific capital level for any capital measure), or (ii) the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire, with some exceptions, any part of debt instruments such as notes or debentures included in capital, or
(iii) the association is a subsidiary of a savings and loan holding company. As of December 31, 2000, Marine Bank-Omaha met the definition of a well-capitalized savings association.

     In January 2000 a total of $0.8 million in dividends were paid to CIB Marine by its bank and non-bank subsidiaries. As of December 31, 2000, $51.0 million of the total stockholders' equity of the subsidiary banks was available for payment of dividends to CIB Marine without approval by the applicable regulatory authorities.

FEDERAL DEPOSIT INSURANCE

     As FDIC-insured institutions, each of CIB Marine's subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a premium rate schedule, which provides for an assessment range of 0% to 0.27% of deposits, depending on the capital category and supervisory category to which it is assigned. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. The first quarter 2001 debt service assessment was 0.0196%.

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

QUALIFIED THRIFT LENDER

     The Home Owners' Loan Act ("HOLA") requires savings associations such as Marine Bank -- Omaha to meet a qualified thrift lender ("QTL") test. To meet the QTL test, an association's "Qualified Thrift Investments" must total at least 65.0% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquid investments in an amount not exceeding 20.0% of assets. Qualified Thrift Investments generally consist of residential housing, small business, credit card and educational loans, and loans for personal, family and household purposes. A savings association that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

FORWARD-LOOKING STATEMENTS

     CIB Marine has made statements in this Annual Report on Form 10-K and documents that are incorporated by reference that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. These forward-looking statements reflect CIB Marine's current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine's operations and the business environment, which could change at any time.

     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect CIB Marine's operations, performance, development and business results include the following:

     - Adverse changes in business conditions in the banking industry generally and in the markets in which CIB Marine's subsidiary banks operate;

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

ITEM 2. PROPERTIES

     The following table provides information relating to the material real properties owned or leased by CIB Marine's subsidiaries as of December 31, 2000. CIB Marine's subsidiary banks lease or sublease office space to CIB Marine and to its non-bank subsidiaries. CIB Marine does not separately own or lease any real property.

LOCATION                                                      OWNED OR LEASED   DATE OPENED
--------                                                      ---------------   -----------
CENTRAL ILLINOIS BANK FACILITIES:
Sidney, Illinois............................................       Owned            9/87
Champaign, Illinois.........................................       Owned            9/88
Urbana, Illinois............................................       Owned            3/90
Arrowsmith, Illinois........................................       Owned           10/91
Champaign, Illinois (Midtown)...............................       Owned            4/94
Rantoul, Illinois...........................................      Leased           11/94
Monticello, Illinois........................................      Leased            5/95
Danville, Illinois..........................................       Owned            8/95
Decatur, Illinois...........................................      Leased           10/95
Bloomington, Illinois*......................................       Owned           10/00
Arthur, Illinois............................................       Owned           10/96
Morton, Illinois............................................      Leased           10/96
Peoria, Illinois............................................      Leased            9/97
East Peoria, Illinois.......................................       Owned           10/97
Springfield, Illinois.......................................      Leased            4/99
Peoria, Illinois (Fulton)...................................      Leased           10/99
Lincoln, Illinois...........................................       Owned            4/00
CIB-CHICAGO FACILITIES:
Hillside, Illinois..........................................      Leased            6/94
Willow Springs, Illinois....................................       Owned            7/96
Niles, Illinois.............................................      Leased            8/96
Elk Grove Village, Illinois.................................       Owned           10/96
Chicago, Illinois (Downtown)................................      Leased           10/96
Bolingbrook, Illinois.......................................      Leased            2/97
Elmhurst, Illinois..........................................      Leased            6/98
Gurnee, Illinois............................................      Leased            7/98
Mount Prospect, Illinois....................................       Owned            3/99
Arlington Heights, Illinois.................................       Owned            3/99
Northbrook, Illinois........................................      Leased            4/99
Zion, Illinois..............................................       Owned            9/99
Frankfort, Illinois.........................................      Leased            1/00
MARINE BANK-MILWAUKEE FACILITIES:
Cedarburg, Wisconsin........................................       Owned            9/97
Grafton, Wisconsin..........................................       Owned            9/97
Pewaukee, Wisconsin.........................................      Leased            2/98
Wauwatosa, Wisconsin........................................      Leased            5/98
Milwaukee, Wisconsin (Downtown).............................      Leased            4/99
Franklin, Wisconsin.........................................      Leased            8/00

LOCATION                                                      OWNED OR LEASED   DATE OPENED
--------                                                      ---------------   -----------
CIB-INDIANA FACILITIES:
Indianapolis, Indiana (Fox Road)............................      Leased            3/98
Indianapolis, Indiana (Emerson Way).........................      Leased            9/98
Indianapolis, Indiana (Monument Circle).....................      Leased            4/99
Indianapolis, Indiana (Rockville Road)......................       Owned            3/00
Carmel, Indiana.............................................      Leased            8/00
MARINE BANK-OMAHA FACILITIES:
Omaha, Nebraska.............................................      Leased           11/99
MICR, INC.
Mukilteo, Washington........................................      Leased           10/00

-------------------------

* CIB Marine combined its Normal and Bloomington, Illinois facilities into a new Bloomington facility in October 2000. The site on which this property is located is subject to a fifty-year land lease. The Normal facility originally opened in November 1992 and was subsequently sold in December 2000. The prior Bloomington facility originally opened in December 1995.

     None of the properties owned by CIB Marine's subsidiaries are subject to encumbrances material to the operations of CIB Marine and its subsidiaries. CIB Marine considers the conditions of its properties to be generally good and adequate for the current needs of the businesses of it and its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

     CIB Marine is not currently involved in any material pending legal proceedings other than litigation of a routine nature which is being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     CIB Marine did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal year 2000.

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

                NAME AND AGE                                OFFICE AND EXPERIENCE
                ------------                                ---------------------
J. Michael Straka, 63(1).....................   Mr. Straka is the President and Chief
                                                Executive Officer of CIB Marine and has held
                                                those positions since 1987. Prior to assuming
                                                those positions, Mr. Straka was head of the
                                                international division of a large
                                                Milwaukee-based regional bank where he was
                                                employed for 26 years.
Donald M. Trilling, 70.......................   Mr. Trilling is Chairman of the Board of
                                                Directors of CIB Marine and has held that
                                                position since 1987. Since 1983, Mr. Trilling
                                                has been Secretary of Illinois Tile
                                                Distributors Inc., an importer and
                                                distributor of ceramic tiles, and was
                                                President of Tiles of Italy, Ltd., an
                                                importer of ceramic tiles, from 1975 to 2000.

                NAME AND AGE                                OFFICE AND EXPERIENCE
                ------------                                ---------------------
Michael L. Rechkemmer, 51....................   Mr. Rechkemmer has been Executive Vice
                                                President of CIB Marine since July 1998 and
                                                Chief Operations Officer since April 2000. He
                                                was CIB-Chicago's Vice Chairman and Chief
                                                Operating Officer from January 1997 to June
                                                1998 and its President and Chief Executive
                                                Officer from July 1994 to December 1996.
                                                Prior to joining CIB-Chicago, Mr. Rechkemmer
                                                was President and Chief Executive Officer of
                                                Mid America Bank N.A. from January 1991 to
                                                June 1994.
Steven T. Klitzing, 38.......................   Mr. Klitzing is Senior Vice President, Chief
                                                Financial Officer, Treasurer and Assistant
                                                Secretary of CIB Marine and has held those
                                                positions since December 1993. Mr. Klitzing
                                                has been with CIB Marine since 1986 and has
                                                held various positions with CIB Marine and
                                                its subsidiaries since that date.
Donald J. Straka, 38(1)......................   Mr. Straka is Senior Vice President,
                                                Secretary and General Counsel of CIB Marine
                                                and has held those positions since July 1997.
                                                Mr. Straka has been engaged in the practice
                                                of law since 1987. In 1992, Mr. Straka joined
                                                the law firm of Brashear & Ginn and he was a
                                                partner of that firm from 1995 to 1997.
Stephen C. Bonnell, 50.......................   Mr. Bonnell has been a Senior Vice President
                                                of CIB Marine since October 1994 and Head of
                                                Credit Administration since January 1996. Mr.
                                                Bonnell served in various capacities with CIB
                                                Marine, its subsidiaries and their
                                                predecessors from 1972 to October 1994.
Patrick J. Straka, 34(1).....................   Mr. Straka is Senior Vice President and Chief
                                                Investment Officer of CIB Marine and has held
                                                those positions since February 1999. He was a
                                                Vice President, Investment Officer and
                                                General Auditor of CIB Marine from 1995 to
                                                February 1999. Mr. Straka served in various
                                                positions with CIB Marine from 1992 to 1995.

-------------------------

(1) J. Michael Straka is the father of Donald J. Straka and Patrick J. Straka.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for CIB Marine's common stock. CIB Marine has offered and sold, from time to time, shares of its common stock in private placement transactions. As of March 16, 2001, there were approximately 1,098 holders of record of CIB Marine's common stock.

     CIB Marine has not paid cash dividends on its common stock during the two most recent fiscal years. CIB Marine currently reinvests earnings to support continued growth, but will periodically consider whether to pay cash dividends in the future. Restrictions on CIB Marine's ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed elsewhere in this Annual Report on Form 10-K. See, "Business -- Supervision and Regulation -- Dividend Restrictions." See also Note 13 to the financial statements contained in Item 8 of this Form 10-K.

     On March 24, 2000, CIB Marine commenced a $5.0 million private placement offering of its common stock at $17.29 per share, which terminated on April 7, 2000. CIB Marine sold 223,705 shares in this offering for a total of $3.9 million. On June 23, 2000, CIB Marine commenced a $3.0 private placement million offering of its common stock at $17.90 per share, which terminated on June 30, 2000. CIB Marine sold 134,850 shares in this offering for a total of $2.4 million. On September 19, 2000, CIB Marine commenced a $2.0 million private placement offering of its common stock at $18.80 per share, which terminated on November 10, 2000. CIB Marine sold 52,969 shares in this offering for a total of $1.0 million. On December 20, 2000, CIB Marine commenced a $1.0 million private placement offering of its common stock at $19.71 per share, which terminated on January 31, 2001. Although no funds were received in December, CIB Marine sold 22,709 shares in this offering in January 2001 for a total of $0.4 million.

     All of these offerings were made to a limited number of accredited investors. In addition, the March and June offerings were made to CIB Marine's employee stock ownership plan. Each of the offerings was made pursuant to
Section 4(2) of the Securities Act of 1933 (the "Act") and the provisions of Rule 506 of Regulation D under the Act. CIB Marine incurred no commissions or underwriting discounts in any of these offerings.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth CIB Marine's selected consolidated financial data. The selected financial data as it relates to the five-year period ended December 31, 2000, has been derived from CIB Marine's audited consolidated financial statements. On June 19, 2000, CIB Marine announced that its Board of Directors approved a 150-for-1 split of CIB Marine's outstanding shares of common stock. The stock split was effected in the form of a stock dividend and each shareholder of record at the close of business on July 1, 2000, received 149 additional shares of common stock for every share of common stock held. The stock dividends resulting from the stock split were distributed by CIB Marine's transfer agent on or about July 25, 2000. All share and per share data contained in this document have been restated to reflect the effect of this stock split. The following information should be read in conjunction with the consolidated financial statements, including the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere herein.

                          CIB MARINE BANCSHARES, INC.

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                           AT OR FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                                  ----         ----         ----         ----         ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest and dividend income:
  Loans......................................  $  155,044   $   98,759   $   68,070   $   46,942   $   31,196
  Loans held for sale........................         364          258          479          124           48
  Securities:
         Taxable.............................      23,327       14,539        9,725        7,519        4,589
         Tax-exempt..........................       2,821        1,808        1,359          908          452
         Dividends...........................         316          248          194          180          152
  Federal funds sold.........................       1,036          546          701          573          259
                                               ----------   ----------   ----------   ----------   ----------
         Total interest and dividend
           income............................     182,908      116,158       80,528       56,246       36,696
                                               ----------   ----------   ----------   ----------   ----------
Interest expense:
  Deposits...................................      98,815       59,508       40,833       29,746       18,384
  Short-term borrowings......................       7,113        1,507          407          180          588
  Long-term borrowings.......................       1,784          793          958          535           --
  Guaranteed trust preferred securities......       1,351           --           --           --           --
                                               ----------   ----------   ----------   ----------   ----------
         Total interest expense..............     109,063       61,808       42,198       30,461       18,972
                                               ----------   ----------   ----------   ----------   ----------
         Net interest income.................      73,845       54,350       38,330       25,785       17,724
Provision for loan loss......................       8,324        6,110        4,733        3,992        2,044
                                               ----------   ----------   ----------   ----------   ----------
         Net interest income after provision
           for loan loss.....................      65,521       48,240       33,597       21,793       15,680
                                               ----------   ----------   ----------   ----------   ----------
Noninterest income:
  Banking and trust service fees.............       7,150        4,861        5,493        3,171        2,304
  Gain on sale of assets.....................         459          805           --           --           --
  Other......................................         561           85          111           90          266
  Securities gains, net......................          31           --          344          136          183
                                               ----------   ----------   ----------   ----------   ----------
         Total noninterest income............       8,201        5,751        5,948        3,397        2,753
                                               ----------   ----------   ----------   ----------   ----------
Noninterest expense:
  Salaries and employee benefits.............      25,530       20,433       17,114       10,193        7,529
  Equipment..................................       2,528        2,071        1,495        1,615        1,161
  Occupancy and premises.....................       3,877        3,129        2,247        1,328          893
  Professional services......................       1,676        1,164          632          585          492
  Advertising/marketing......................         887          770          682          954          843
  Amortization of intangibles................       1,399        1,057          345          270          238
  Other......................................       5,648        4,415        3,866        2,433        1,803
                                               ----------   ----------   ----------   ----------   ----------
         Total noninterest expense...........      41,545       30,039       26,381       17,378       12,959
                                               ----------   ----------   ----------   ----------   ----------
Income before income taxes...................      32,177       20,952       13,164        7,812        5,474
Income tax expense...........................      11,104        7,417        4,510        2,537        1,901
                                               ----------   ----------   ----------   ----------   ----------
         Net income..........................  $   21,073   $   13,535   $    8,654   $    5,275   $    3,573
                                               ==========   ==========   ==========   ==========   ==========
PER SHARE DATA
  Basic earnings.............................  $     1.26   $     0.84   $     0.57   $     0.48   $     0.41
  Diluted earnings...........................        1.24         0.83         0.57         0.47         0.40
  Dividends..................................          --           --           --           --           --
  Book value (at end of period)..............       11.50         9.80         8.97         7.40         5.76
SELECTED FINANCIAL CONDITION DATA
  Securities.................................  $  492,241   $  363,350   $  216,284   $  160,936   $  112,167
  Loans, including held for sale.............   1,778,275    1,389,979      924,611      616,228      408,024
  Total assets...............................   2,367,541    1,824,840    1,186,523      807,323      550,578
  Deposits...................................   1,951,521    1,528,456    1,011,033      682,830      467,942
  Borrowings, including guaranteed trust
    preferred securities.....................     204,662      122,969       23,254       18,320       21,561
  Stockholders' equity.......................     194,596      161,335      144,096      100,732       58,232

                                                           AT OR FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                                  ----         ----         ----         ----         ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED FINANCIAL RATIOS AND OTHER DATA
PERFORMANCE RATIOS:
  Net interest margin(1).....................        3.69%        3.93%        4.19%        4.06%        4.27%
  Net interest spread(2).....................        3.02         3.25         3.29         3.31         3.52
  Noninterest income to average assets.......        0.39         0.39         0.60         0.50         0.62
  Noninterest expense to average assets......        1.96         2.26         2.68         2.56         2.94
  Net overhead ratio(3)......................        1.57         1.87         2.07         2.06         2.31
  Efficiency ratio(4)........................       49.66        54.03        58.11        58.59        63.05
  Return on average assets(5)................        0.99         0.93         0.88         0.78         0.81
  Return on average equity(6)................       11.94         9.01         6.86         7.62         8.00
ASSET QUALITY RATIOS:
  Nonaccrual loans to loans, including held
    for sale.................................        0.82%        0.22%        0.43%        0.30%        0.59%
  Allowance for loan loss to loans, including
    held for sale............................        1.29         1.14         1.15         1.09         0.99
  Allowance for loan loss to nonperforming
    assets...................................      143.40       361.85       265.89       315.36       161.74
  Net charge-offs to average loans including
    held for sale............................        0.07         0.09         0.10         0.31         0.14
  Nonperforming assets to total assets(7)....        0.68         0.24         0.34         0.26         0.46
  Nonaccrual loans and 90+ days past due
    loans to loans, including held for
    sale.....................................        0.87         0.47         1.04         0.52         0.94
  Nonaccrual loans and 90 + days past due
    loans to total assets....................        0.66         0.36         0.81         0.40         0.69
  Nonperforming assets and 90+ days past due
    to total assets..........................        0.72         0.43         0.81         0.43         0.72
  Allowance as a percent of nonperforming and
    90+ days past due loans..................      134.96       200.57       111.10       192.80       103.05
BALANCE SHEET RATIOS:
  Average loans to average deposits..........       89.69%       87.68%       90.17%       83.12%       84.78%
  Average interest-earning assets to average
    interest-bearing liabilities.............      112.57       115.71       120.12       115.94       116.39
CAPITAL RATIOS:
  Total equity to total assets...............        8.22%        8.84%       12.14%       12.48%       10.58%
  Total risk-based capital ratio.............       10.66        10.19        14.61        15.50        13.71
  Tier 1 risk-based capital ratio............        9.58         9.22        13.58        14.50        12.79
  Leverage capital ratio.....................        8.87         8.95        12.57        12.36        10.90
OTHER DATA:
  Number of employees (full-time
    equivalent)..............................         612          503          421          316          251
  Number of banking facilities...............          42           38           30           24           18
  Shares outstanding at the end of period....  16,918,531   16,469,250   16,072,950   13,610,250   10,109,850
  Weighted average shares
    outstanding -- basic.....................  16,734,204   16,087,237   15,067,664   11,048,685    8,798,997
  Weighted average shares
    outstanding -- diluted...................  16,986,871   16,269,312   15,197,264   11,133,239    8,880,150

-------------------------

(1) Net interest margin is net interest income divided by average interest-earning assets.

(2) Net interest spread is the yield on average interest-earning assets less rate on average interest-bearing liabilities.

(3) The net overhead ratio is noninterest expense minus noninterest income divided by average total assets.

(4) The efficiency ratio is noninterest expense divided by the sum of net interest income (on a tax equivalent basis of 35% for 2000, 1999 and 1998, and 34% for prior periods) plus noninterest income excluding gains and losses on securities.

(5) Return on average assets is net income divided by average total assets.

(6) Return on average equity is net income divided by average common equity.

(7) Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of CIB Marine's consolidated financial condition as of December 31, 2000 and 1999, its changes in financial condition and results of operations for the three years ended December 31, 2000, 1999 and 1998. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. On June 19, 2000, CIB Marine announced that its Board of Directors approved a 150-for-1 split of CIB Marine's outstanding shares of common stock. The stock split was effected in the form of a stock dividend and each shareholder of record at the close of business on July 1, 2000, received 149 additional shares of common stock for every share of common stock held. The stock dividends resulting from the stock split were distributed by CIB Marine's transfer agent on or about July 25, 2000. All share and per share data contained in this document have been restated to reflect the effect of this stock split. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in
Item 8 of this Form 10-K. All dollar amounts are rounded.

INTRODUCTION AND OVERVIEW

     CIB Marine had net income of $21.1 million in 2000, as compared to $13.5 million in 1999 and $8.7 million in 1998, an increase of 55.7% from 1999 to 2000 and 56.4% from 1998 to 1999. Total assets at December 31, 2000, were approximately $2.4 billion, which represented a 29.7% increase from total assets of $1.8 billion at December 31, 1999. Total assets increased 53.8% during 1999, from $1.2 billion at December 31, 1998.

     CIB Marine's growth has been largely attributable to the implementation of its growth strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel and expanding in both new and existing markets. In 2000, CIB Marine established four new branch facilities. In 1999, CIB Marine established Marine Bank-Omaha, opened five new branch facilities, acquired three existing facilities with a total of $144.0 million in deposits and sold one facility with $12.2 million in deposits. In 1998, CIB Marine established CIB-Indiana, opened four new branch facilities and acquired one existing branch facility with $13.2 million in deposits. CIB Marine raised a significant portion of the capital necessary to facilitate its growth through the sales of its common stock in private placement offerings in 2000, 1999 and 1998, as well as in prior years and through the issuance of guaranteed trust preferred securities in 2000. The guaranteed trust preferred securities qualify as Tier 1 capital for regulatory purposes, but are accounted for as debt for financial reporting purposes.

     The following table provides an overview of CIB Marine's growth. The table indicates the percentage increase in the average balance sheet or income statement items at or for the years ended December 31, 2000, 1999 and 1998, in each case as compared to the prior year.

                                                                       AS OF DECEMBER 31,
                                                          ---------------------------------------------
                                                          2000 VS. 1999   1999 VS. 1998   1998 VS. 1997
                                                          -------------   -------------   -------------
SELECTED AVERAGE BALANCE SHEET ITEMS
Total loans, including held for sale....................      44.31%          48.29%          51.43%
Total earning assets....................................      45.27           48.25           46.12
Total assets............................................      44.85           48.30           45.47
Total deposits..........................................      41.08           52.49           39.59
Total interest-bearing liabilities......................      45.27           48.25           46.12

                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                          2000 VS. 1999   1999 VS. 1998   1998 VS. 1997
                                                          -------------   -------------   -------------
SELECTED INCOME STATEMENT ITEMS
Net interest income after provision for loan loss(TE)...      36.28%          42.80%          54.02%
Noninterest income......................................      42.60           (3.31)          75.10
Noninterest expense.....................................      25.75           25.24           51.81
Net income..............................................      55.69           56.40           64.06
Diluted earnings per share..............................      49.40           45.61           21.28

-------------------------

(TE) -- Tax equivalent basis of 35%

RESULTS OF OPERATIONS

NET INCOME

     CIB Marine had net income of $21.1 million in 2000, $13.5 million in 1999 and $8.7 million in 1998, an increase of 55.7% from 1999 to 2000 and 56.4% from 1998 to 1999. The increases in net income for these periods were primarily a result of an increase in average earning assets and the corresponding net interest income earned on these earning assets, and an increase in noninterest income. The increases in income were offset in part by increases in noninterest expenses, the provision for loan loss and income tax expense.

     In addition, net income for 2000 included a $0.3 million pre-tax, or $0.2 million after-tax, gain on the sale of a branch building, and a $0.2 million pre-tax, or $0.1 million after-tax, gain on the sale of Marine Trust and Investment Company. Net income for 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility. The 1998 period included a $1.4 million pre-tax, or $0.8 million after-tax, non-cash compensation expense related to the extension of the expiration date of all previously issued and outstanding stock options granted under CIB Marine's stock option plans as of February 25, 1998. The related non-cash compensation expense for 1999 and 2000 was $0.2 million and $0.1 million pre-tax, respectively.

     Diluted earnings per share were $1.24 in 2000, $0.83 in 1999 and $0.57 in 1998, representing an increase of 49.4% from 1999 to 2000 and 45.6% from 1998 to 1999. Although substantial, growth in earnings per share has been less than the growth in net income primarily due to an increase in the number of shares outstanding as a result of CIB Marine's issuance of additional shares of common stock in private placement offerings during each of these periods.

NET INTEREST INCOME

     Net interest income is the most significant component of CIB Marine's earnings. Net interest income is the difference between interest earned on income-producing assets and interest paid on deposits and other borrowed funds. Net interest margin is this difference expressed as a percentage of average earning assets. The amount of CIB Marine's net interest income is affected by several factors, including interest rates and the volume and relative mix of interest-earning assets and interest-bearing liabilities. Although CIB Marine can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond CIB Marine's control.

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

                                                                   YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                                         2000                                    1999
                                         -------------------------------------   -------------------------------------
                                          AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                          BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                          -------     -----------   ----------    -------     -----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE):
Securities
 Taxable...............................  $  378,814    $ 23,643        6.24%     $  255,730    $ 14,787        5.78%
 Tax-exempt............................      55,275       4,340        7.85          36,311       2,782        7.66
                                         ----------    --------       -----      ----------    --------        ----
 Total Securities......................     434,089      27,983        6.45         292,041      17,569        6.02
Loans (1)(2)
 Commercial and agricultural...........   1,542,147     150,605        9.77       1,044,298      93,917        8.99
 Real estate...........................      38,416       3,526        9.18          40,419       3,349        8.29
 Installment and other consumer........      12,867       1,101        8.56          18,610       1,568        8.43
                                         ----------    --------       -----      ----------    --------        ----
   Total loans.........................   1,593,430     155,232        9.74       1,103,327      98,834        8.96
Federal funds sold.....................      15,464       1,036        6.70          10,148         546        5.38
Loans held for sale....................       3,747         309        8.25           3,415         258        7.55
                                         ----------    --------       -----      ----------    --------        ----
   Total interest-earning assets
     (TE)..............................   2,046,730    $184,560        9.02       1,408,931    $117,207        8.32
                                                       --------       -----                    --------        ----
NONINTEREST-EARNING ASSETS:
CASH AND DUE FROM BANKS................      19,322                                  15,407
Premises and equipment.................      21,996                                  19,570
Allowance for loan loss................     (19,942)                                (13,126)
Accrued interest receivable and other
 assets................................      50,385                                  31,764
                                         ----------                              ----------
 Total noninterest-earning assets......      71,761                                  53,615
                                         ----------                              ----------
   Total Assets........................  $2,118,491                              $1,462,546
                                         ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Interest-bearing demand deposits......  $   45,588    $  1,223        2.68      $   39,820    $  1,003        2.52
 Money market..........................     179,963       9,962        5.54         132,596       6,222        4.69
 Other savings deposits................      35,838       1,127        3.14          33,751       1,079        3.20
 Time deposits.........................   1,410,741      86,503        6.13         970,556      51,204        5.28
                                         ----------    --------       -----      ----------    --------        ----
   Total interest-bearing deposits.....   1,672,130      98,815        5.91       1,176,723      59,508        5.06
Borrowings -- short-term...............     103,853       7,113        6.85          25,262       1,507        5.97
Borrowings -- long-term................      29,669       1,784        6.01          15,608         793        5.08
Guaranteed trust preferred
 securities............................      12,514       1,351       10.80              --          --        0.00
                                         ----------    --------       -----      ----------    --------        ----
   Total borrowed funds................     146,036      10,248        7.02          40,870       2,300        5.63
   Total interest-bearing
     liabilities.......................   1,818,166    $109,063        6.00       1,217,593    $ 61,808        5.07
                                                       --------       -----                    --------        ----
NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing demand deposits....     108,572                                  85,468
Accrued interest and other
 liabilities...........................      15,218                                   9,300
                                         ----------                              ----------
   Total noninterest-bearing
     liabilities.......................     123,790                                  94,768
                                         ----------                              ----------
STOCKHOLDERS' EQUITY...................     176,535                                 150,185
                                         ----------                              ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY................................  $2,118,491                              $1,462,546
                                         ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
 RATE SPREAD(3)........................                $ 75,497        3.02%                   $ 55,399        3.25%
                                                       ========       =====                    ========        ====
NET INTEREST MARGIN (TE)(4)............                                3.69%                                   3.93%
                                                                      =====                                    ====

                                              YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                                        1998
                                         -----------------------------------
                                         AVERAGE     INTEREST      AVERAGE
                                         BALANCE    EARNED/PAID   YIELD/COST
                                         -------    -----------   ----------
                                               (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE):
Securities
 Taxable...............................  $163,285     $ 9,930        6.08%
 Tax-exempt............................    26,093       2,091        8.01
                                         --------     -------        ----
 Total Securities......................   189,378      12,021        6.35
Loans (1)(2)
 Commercial and agricultural...........   676,153      63,237        9.35
 Real estate...........................    40,404       3,555        8.80
 Installment and other consumer........    23,094       1,990        8.62
                                         --------     -------        ----
   Total loans.........................   739,651      68,782        9.30
Federal funds sold.....................    14,647         701        4.79
Loans held for sale....................     6,668         479        7.18
                                         --------     -------        ----
   Total interest-earning assets
     (TE)..............................   950,344     $81,983        8.63
                                                      -------        ----
NONINTEREST-EARNING ASSETS:
CASH AND DUE FROM BANKS................    13,235
Premises and equipment.................    14,250
Allowance for loan loss................    (8,699)
Accrued interest receivable and other
 assets................................    17,053
                                         --------
 Total noninterest-earning assets......    35,839
                                         --------
   Total Assets........................  $986,183
                                         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Interest-bearing demand deposits......  $ 31,550     $   859        2.72
 Money market..........................    62,746       2,871        4.58
 Other savings deposits................    27,865         784        2.81
 Time deposits.........................   642,900      36,308        5.65
                                         --------     -------        ----
   Total interest-bearing deposits.....   765,061      40,822        5.34
Borrowings -- short-term...............     8,650         407        4.71
Borrowings -- long-term................    17,451         958        5.49
Guaranteed trust preferred
 securities............................        --          --        0.00
                                         --------     -------        ----
   Total borrowed funds................    26,101       1,365        5.23
   Total interest-bearing
     liabilities.......................   791,162     $42,187        5.33
                                                      -------        ----
NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing demand deposits....    62,644
Accrued interest and other
 liabilities...........................     6,295
                                         --------
   Total noninterest-bearing
     liabilities.......................    68,939
                                         --------
STOCKHOLDERS' EQUITY...................   126,082
                                         --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY................................  $986,183
                                         ========
NET INTEREST INCOME (TE) AND INTEREST
 RATE SPREAD(3)........................               $39,796        3.29%
                                                      =======        ====
NET INTEREST MARGIN (TE)(4)............                              4.19%
                                                                     ====

-------------------------

(TE) -- Tax equivalent basis of 35%

(1) Loan balance totals include nonaccrual loans.

(2) Interest earned on loans include amortized loan fees of $6.0 million, $2.2 million, and $0.6 million in 2000, 1999, and 1998, respectively.

(3) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(4) Net interest margin is the ratio of net interest income (TE) to average earning assets.

     Net interest income on a tax equivalent basis was $75.5 million in 2000, $55.4 million in 1999 and $39.8 million in 1998, representing a 36.3% increase from 1999 to 2000 and a 39.2% increase from 1998 to 1999. The increases in the volume of earning assets net of interest bearing liabilities accounted for substantially all of the increase in net interest income for both 2000 and 1999, and were partially offset by 23 and 4 basis point decreases respectively in the net interest spread from the previous years.

     The following table presents an analysis of changes in net interest income, on a tax equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                        YEAR ENDED DECEMBER 31, 2000             YEAR ENDED DECEMBER 31, 1999
                                                COMPARED TO                              COMPARED TO
                                      YEAR ENDED DECEMBER 31, 1999 (1)         YEAR ENDED DECEMBER 31, 1998 (1)
                                   --------------------------------------   --------------------------------------
                                   VOLUME     RATE      TOTAL    % CHANGE   VOLUME     RATE      TOTAL    % CHANGE
                                   ------     ----      -----    --------   ------     ----      -----    --------
                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable............  $ 7,602   $ 1,254   $ 8,856     59.89%   $ 5,367      (510)    4,857     48.91%
Securities -- tax-exempt.........    1,487        71     1,558     56.00        787       (96)      691     33.05
                                   -------   -------   -------    ------    -------   -------   -------    ------
  Total Securities...............    9,089     1,325    10,414     59.27      6,154      (606)    5,548     46.15
Total Loans (including fees).....   47,371     9,027    56,398     57.06     32,663    (2,611)   30,052     43.69
Federal funds sold...............      334       156       490     89.74       (234)       79      (155)   (22.11)
Loans held for sale..............       26        25        51     19.77       (245)       24      (221)   (46.14)
                                   -------   -------   -------    ------    -------   -------   -------    ------
TOTAL INTEREST INCOME (TE).......   56,820    10,533    67,353     57.46     38,338    (3,114)   35,224     42.97
                                   -------   -------   -------    ------    -------   -------   -------    ------
INTEREST EXPENSE
Interest-bearing demand
  deposits.......................      153        67       220     21.93        212       (68)      144     16.76
Money market.....................    2,489     1,251     3,740     60.11      3,276        75     3,351    116.72
Other savings deposits...........       66       (18)       48      4.45        179       116       295     37.63
Time deposits....................   25,998     9,301    35,299     68.94     17,425    (2,529)   14,896     41.03
                                   -------   -------   -------    ------    -------   -------   -------    ------
  Total Deposits.................   28,706    10,601    39,307     66.05     21,092    (2,406)   18,686     45.77
Borrowings -- short term.........    5,352       254     5,606    372.00      1,060        42     1,102    270.76
Borrowings -- long term..........      823       168       991    124.97       (166)        1      (165)   (17.22)
Guaranteed trust preferred
  securities.....................    1,351        --     1,351        --         --        --        --        --
                                   -------   -------   -------    ------    -------   -------   -------    ------
  Total Borrowed Funds...........    7,526       422     7,948    345.57        894        43       937     68.64
                                   -------   -------   -------    ------    -------   -------   -------    ------
TOTAL INTEREST EXPENSE...........   36,232    11,023    47,255     76.45     21,986    (2,363)   19,623     46.51
                                   -------   -------   -------    ------    -------   -------   -------    ------
NET INTEREST INCOME (TE).........  $20,588   $  (490)  $20,098     36.28%   $16,352   $  (751)  $15,601     39.20%
                                   =======   =======   =======    ======    =======   =======   =======    ======

-------------------------

(TE) -- Tax equivalent basis, of 35%

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

INTEREST INCOME

     Total interest income for 2000 was $182.9 million, 57.5% higher than interest income of $116.2 million in 1999. Interest income in 1999 increased 44.2% from $80.5 million in 1998. The primary reason for the increase in interest income was the increase in the volume of CIB Marine's average earning assets. Average earning assets increased 45.3% to $2.1 billion during 2000 from $1.4 billion in 1999. Average earning assets in 1999 represented a 48.3% increase over $950.3 million of average earning assets in 1998. Also contributing to the increase in interest income from 1999 to 2000 was a 70 basis point increase in the average interest rate earned on interest-earning assets, due primarily to an overall increase in market interest rates during this period. The impact of the increase in average earning assets from 1998 to 1999 was partially offset by a 31 basis point decrease in the average interest rate earned on interest earning assets, caused primarily by an overall decline in market interest rates during this period.

     Interest earned on loans is the largest component of total interest income and represented 85.0%, 85.2% and 85.1% of total interest income in 2000, 1999, and 1998, respectively. Interest income on securities in CIB Marine's portfolio accounted for the majority of the remaining balance in total interest income.

INTEREST EXPENSE

     Total interest expense increased 76.5% to $109.1 million in 2000 from $61.8 million in 1999. Total interest expense for 1999 represented a 46.5% increase over $42.2 million of total interest expense for 1998. These increases were due primarily to growth in average interest-bearing liabilities. Increased volume accounted for $36.2 million of the increase in total interest expense from 1999 to 2000 and $22.0 million of the variance from 1998 to 1999. Also contributing to the increase in interest expense from 1999 to 2000 was a 93 basis point increase in the average interest rate paid on interest-bearing liabilities, caused primarily by an increase in market interest rates and the issuance of guaranteed trust preferred securities in March and September of 2000. A 26 basis point decrease in the average interest rate paid on interest-bearing liabilities from 1998 to 1999 partially offset the increase in interest expense due to volume during this period.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense was 79.3%, 82.8% and 86.1% in 2000, 1999 and 1998, respectively. The average balance of time deposits increased by $440.2 million, or 45.4%, from 1999 to 2000, and by $327.7 million, or 51.0%, from 1998 to 1999.
The weighted average interest rate paid on these deposits increased by 85 basis points from 1999 to 2000, due primarily to an increasing interest rate environment. The weighted average interest rate paid on these deposits decreased by 37 basis points from 1998 to 1999, due primarily to a declining interest rate environment. The significant level of interest expense on time deposits is due to the fact that CIB Marine has used these types of deposits to fund a large portion of the growth in its loan portfolio.

     The average rate paid on interest-bearing deposits increased by 85 basis points to 5.91% in 2000 from 5.06% in 1999. The average rate paid in 1999 reflected a 28 basis point decrease over the 5.34% paid in 1998. The increase in the average rate paid on interest-bearing deposits from 1999 to 2000 was primarily the result of an increase in market rates. The decrease in the average rate paid in 1999 from 1998 was primarily the result of a 30 basis point decrease in the average rate paid on time deposits, a 20 basis point decrease in the rate paid on interest-bearing demand deposits, and a 40 basis point decrease in time deposits of $100,000 or more, offset in part by a 11 basis point increase in the average rate paid on money market accounts and a 39 basis point increase in other savings deposits. The increase in the average interest rate paid on both interest-bearing demand deposits and money markets was primarily the result of the introduction of a tiered interest rate schedule within both types of deposits, which provided for a higher interest rate to be paid to accounts with balances above certain thresholds. The increase in the rate paid on time deposits of $100,000 or more, was largely the result of reducing the proportion of secured deposits to unsecured deposits, which generally require a higher interest rate. CIB Marine decreased the proportion of secured time deposits of $100,000 or more in order to maintain liquidity through the availability of securities not pledged.

     CIB Marine's interest rate spread, which is the difference between the average interest rate on interest-earning assets and the average interest rate on interest-bearing liabilities, was 3.02% in 2000, 3.25% in 1999, and 3.29% in 1998. The net interest margin was 3.69%, 3.93% and 4.19% in 2000, 1999 and 1998, respectively.

NET INTEREST MARGIN

     Although net interest income grew $19.5 million in 2000, the net interest margin (the ratio of the net interest income (TE) to average earning assets) decreased 24 basis points from 3.93% in 1999 to 3.69% for the year 2000. The decrease in the net interest margin was primarily the result of the average cost of funds increasing at a rate greater than the average yield on earning assets. The increased average cost of funds was precipitated in part by a leveraging strategy which is intended to increase the return on stockholders' equity. As part of this strategy CIB Marine issued $25.0 million of guaranteed trust preferred securities in 2000 with an average rate of 10.8%.

     The use of guaranteed trust preferred securities, instead of common stock, contributed to a decline in the ratio of equity to average earning assets from 11.45% in 1999 to 9.51% in 2000. However, during this period the return on average equity increased from 8.94% to 11.94%. CIB Marine expects to continue this strategy into 2001 as a means of increasing the return on stockholders' equity. See "Guaranteed Trust Preferred Securities" for additional information.

NONINTEREST INCOME

     Noninterest income increased $2.4 million from $5.8 million in 1999 to $8.2 million in 2000. The increase in noninterest income was primarily the result of a $0.9 million, or 35.4%, increase in loan fees, a $0.7 million, or 53.2%, increase in deposit account service charges, a $0.7 million, or 165.9%, increase in other service fee income, and a $0.6 million, or 736.3%, increase in other income. The increases in loan and other fee income was due primarily to the receipt of $0.6 million in loan fees, late charges and other fees recognized in connection with the MICR, Inc. transaction, and $0.2 million in net income from MICR, Inc. operations from October 16, 2000 through December 31, 2000 (Refer to
Note 9 to the Consolidated Financial Statements for additional information). Additional information about this transaction is discussed in "Other Assets". Deposit service charges increased between 1999 and 2000 as average deposits grew 42.1% over that period. The increase in other income was due primarily to gains on the sales of Marine Trust and foreclosed real estate. Gains on the sale of assets were $0.3 million in 2000 and $0.8 million in 1999, resulting from the sale of a branch building and a branch facility, respectively.

     Noninterest income decreased $0.1 million from $5.9 million in 1998 to $5.8 million in 1999. The decrease in noninterest income from 1998 to 1999 was primarily the result of a $0.8 million, or 23.1%, decrease in loan fees and a $0.3 million decrease in the gains on sales of securities, which were partially offset by an $0.8 million gain on a branch sale in 1999. The decrease in loan fees was due to a $1.1 million, or 39.0%, decrease in fees associated with the origination and subsequent sales of residential first mortgage loans as a result of a 39.8% reduction in origination volumes primarily due to higher interest rates, and was partially offset by an increase in fees from standby letters of credit of $0.3 million. Deposit service charges remained relatively unchanged between 1999 and 1998 although average deposits grew 52.5% over that period. Most of the deposit growth was in certificates of deposits or money market accounts that generally do not produce fee income.

     Noninterest income represented 4.3%, 4.7% and 6.9% of total income on a tax equivalent basis in 2000, 1999 and 1998, respectively. The primary source of noninterest income was loan fees, which includes fees for originating loans sold to others, standby letters of credit fees, late charges and service fees on loans serviced for others, and in deposit service charges and other service fees. Loan fees represented $3.4 million, or 41.9%, of total noninterest income in 2000, $2.5 million, or 44.1%, in 1999, and $3.3 million, or 55.5%, in 1998.
Deposit account service charges and other service fees represented $3.2 million, or 38.6%, of total noninterest income in 2000, $1.8 million, or 30.8%, in 1999, and $1.8 million, or 30.5%, in 1998. Also included in noninterest income in 2000 and 1999 were gains on the sales of certain assets. In 2000, CIB Marine sold a branch building in the central Illinois market, and the assets and business of Marine Trust, which in the aggregate amounted to pre-tax gains of approximately $0.5 million. In 1999 CIB Marine sold a branch facility which resulted in a pre-tax gain of approximately $0.8 million.

NONINTEREST EXPENSE

     Total noninterest expense increased $8.5 million, or 25.7%, to $41.5 million in 2000 from $33.0 million in 1999. Noninterest expense increased $6.7 million, or 25.2%, in 1999 from $26.4 million in 1998. The increases in noninterest expense between each of these periods was primarily attributable to CIB Marine's growth, including internal growth and the acquisition and opening of new branch facilities and banks. During 2000, four new banking offices were added, while nine were added during 1999, and six during 1998.

     Compensation and employee benefits expense was $25.5 million in 2000, as compared to $20.4 million in 1999, an increase of 24.9%. Compensation and employee benefits expense increased 19.4% in 1999 from $17.1 million in 1998. Compensation and employee benefits expense, as a percentage of total noninterest expense was 61.5% in 2000, 61.8% in 1999, and 64.9% in 1998. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new facilities, the hiring of additional management personnel, increases in the salaries of existing personnel and increased bonus expense as a result of performance measures being met in 2000, 1999 and 1998. As a result of CIB Marine's growth, the total number of its full-time equivalent employees increased to 612 at December 31, 2000 from 503 at December 31, 1999 and 421 at December 31, 1998, representing a 21.7% increase in 2000 and a 19.5% increase in 1999. In addition, CIB Marine recognized $0.1 million, $0.2 million, and $1.5 million in non-cash compensation expense during 2000, 1999, and 1998, respectively, as a result of the extension, in February 1998, of the expiration date of all previously issued and unexpired stock options granted under its stock option plans.

     Equipment and occupancy expenses increased $1.2 million, or 18.8%, to $6.4 million in 2000 from $5.2 million in 1999. The 1999 amount represented an increase of $1.5 million, or 38.9%, from $3.7 million in 1998. The increases in equipment and occupancy expenses were primarily the result of the opening of new bank and branch offices in 2000 and 1999.

     Professional services expense increased $0.5 million, or 44.0%, to $1.7 million in 2000 from $1.2 million in 1999. The 1999 amount represented an increase of $0.5 million, or 84.1%, from 1998. The increases during both of these periods was due primarily to increased expenditures for legal and accounting services.

     Amortization of intangibles increased $0.3 million, or 32.4%, from 1999 to 2000 and by $0.7 million, or 206.1%, from 1998 to 1999. These increases were primarily attributable to intangible asset increases of $9.5 million relating to the two banking offices purchased in March 1999, and $2.0 million for the banking office purchased in September 1999.

     All other noninterest expenses, which included advertising and marketing and various other expenses, increased $1.3 million, or 26.0%, to $6.5 million in 2000 from $5.2 million in 1999. The 1999 other noninterest expenses amount represented an increase of $0.6 million, or 14.0%, from $4.5 million in 1998.

     CIB Marine's efficiency ratio was 49.7% in 2000, 54.0% in 1999, and 58.1% in 1998. Total noninterest expense as a percentage of average assets was 2.0% in 2000, 2.3% in 1999, and 2.7% in 1998.

INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future on the reported income before income taxes. Deferred taxes arise from temporary differences between financial statement and income tax reporting. The effective tax rates for the years ended December 31, 2000, 1999 and 1998 were 34.5%, 35.4% and 34.3%, respectively. The increase in the income tax provision was primarily due to increases in taxable income in each of the corresponding years.

FOURTH QUARTER RESULTS OF OPERATIONS

     The following table presents a summary of the results of operations for the fourth quarters ended December 31, 2000 and 1999, respectively.

                                                                  QUARTER ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                                ----         ----
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME:
Loans.......................................................   $42,928      $29,035
Loans Held For Sale.........................................       157           43
Investment securities
  Taxable...................................................     7,084        4,197
  Tax-exempt................................................       690          539
  Dividends.................................................        72           88
Federal Funds Sold..........................................       372          232
                                                               -------      -------
       TOTAL INTEREST INCOME................................    51,303       34,134
                                                               -------      -------
INTEREST EXPENSE:
Deposits....................................................    28,390       17,743
Short-term Borrowings.......................................     2,233          713
Long-term Borrowings........................................       515          126
Guaranteed Trust Preferred Securities.......................       677           --
                                                               -------      -------
       TOTAL INTEREST EXPENSE...............................    31,815       18,582
                                                               -------      -------
       NET INTEREST INCOME..................................    19,488       15,552
PROVISION FOR LOAN LOSS.....................................     2,074        1,625
                                                               -------      -------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS....    17,414       13,927
                                                               -------      -------
NONINTEREST INCOME:
Loan Fees...................................................     1,394          555
Deposit Service Charges.....................................       682          405
Other Service Charges.......................................       425          103
Trust.......................................................        --          159
Gain on Sale of Assets......................................       459           --
Other.......................................................       109           39
Securities Gains, net.......................................        22           --
                                                               -------      -------
       TOTAL NONINTEREST INCOME.............................     3,091        1,261
                                                               -------      -------
NONINTEREST EXPENSE:
Compensation and Employees Benefits.........................     6,472        5,579
Equipment...................................................       738          556
Occupancy and Premises......................................     1,027          938
Professional Services.......................................       409          215
Advertising/Marketing.......................................       175          222
Amortization of Intangibles.................................       352          386
Telephone & Data Communications.............................       239          213
Other.......................................................       477        1,027
                                                               -------      -------
       TOTAL NONINTEREST EXPENSE............................     9,889        9,136
                                                               -------      -------
INCOME BEFORE INCOME TAXES..................................    10,616        6,052
INCOME TAX EXPENSE..........................................     3,406        2,192
                                                               -------      -------
       NET INCOME...........................................   $ 7,210      $ 3,860
                                                               =======      =======
EARNINGS PER SHARE:
Basic.......................................................   $  0.38      $  0.24
                                                               =======      =======
Diluted.....................................................      0.38         0.24
                                                               =======      =======

     CIB Marine had net income of $7.2 million in the fourth quarter of 2000, as compared to $3.9 million in the fourth quarter of 1999, which represented an increase of 86.8%. Diluted earnings per share were $0.38 in the fourth quarter of 2000, as compared to $0.24 in the fourth quarter of 1999, representing an increase of 58.3%. Net interest income was $19.5 million and $15.6 million in the fourth quarter of 2000 and 1999, respectively, which represented an increase of 25.3%.

     Total noninterest income was $3.1 million in the fourth quarter of 2000, as compared to $1.3 million in the fourth quarter of 1999, which represented an increase of 145.1%. Included in the fourth quarter 2000 amount was $0.6 million in loan fees, late charges and other fees recognized in connection with the MICR, Inc. transaction (refer to Note 9 to the Consolidated Financial Statements for additional information). Also contributing to the increase in total noninterest income between these periods was a $0.3 million pre-tax gain on the sale of a branch building, a $0.3 million increase in fee income on letters of credit, a $0.2 million increase in fee income on loans sold, and a $0.3 million increase in deposit account service charges. The rest of the increase in net income between these periods was due primarily to the growth of CIB Marine.

FINANCIAL CONDITION

OVERVIEW

     At December 31, 2000, CIB Marine had total assets of $2.4 billion, an increase of $542.7 million, or 29.7%, from $1.8 billion at December 31, 1999. This increase was primarily the result of the implementation of CIB Marine's growth strategy. Asset growth occurred primarily in loans and securities which increased $381.1 million and $460.2 million, respectively, funded by increases in deposits of $423.1 million, borrowings of $81.7 million, and equity of $33.3 million. CIB Marine's ratio of stockholders' equity to total assets was 8.2% at December 31, 2000, as compared to 8.8% at December 31, 1999. The increase in equity in 2000 was primarily due to net income of $21.1 million and the sale of common stock pursuant to private placement offerings which raised $7.6 million. Also contributing to the increase in equity was a $4.3 million increase in unrealized securities gains on available for sale securities, net of tax, carried as a component of equity.

LOANS HELD FOR SALE

     Loans held for sale were $15.3 million at December 31, 2000, $2.1 million at December 31, 1999, and $8.9 million at December 31, 1998. The held for sale portfolio is comprised of residential first mortgage loans. The increase in loans held for sale from December 31, 1999 to December 31, 2000 was attributable to increases in the volume of loans originated and purchased for resale primarily due to a lower interest rate environment in December of 2000. In 2000, CIB Marine began originating and purchasing loans for sale through a wholesale division of its mortgage banking subsidiary. In 2000, CIB Marine originated $80.7 million, purchased $131.7 million and sold $199.3 million of loans held for sale. In 1999, originations, purchases and sales were $113.4 million, $0.0 million and $120.2 million, respectively.

SECURITIES

     CIB Marine seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assists CIB Marine in meeting various regulatory requirements and is consistent with its market risk policies. CIB Marine manages the maturity structure of the investment portfolio to provide a stream of cash flows to complement the market risk management of CIB Marine and to promote the long-term after-tax earnings of CIB Marine.

     The carrying value and tax equivalent yield of CIB Marine's securities are set forth in the following table.

                                                 AT DECEMBER 31, 2000    AT DECEMBER 31, 1999    AT DECEMBER 31, 1998
                                                 ---------------------   ---------------------   ---------------------
                                                             YIELD TO                YIELD TO                YIELD TO
                                                  AMOUNT     MATURITY     AMOUNT     MATURITY     AMOUNT     MATURITY
                                                  ------     --------     ------     --------     ------     --------
                                                                        (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & agencies.....................  $ 60,000       6.28%    $ 73,940       6.10%    $ 62,731       5.85%
Obligations of states and political
  subdivisions.................................    46,434       7.49       57,679       7.04       26,445       7.37
Other notes and bonds..........................       450       7.10          450       7.11          450       7.10
Mortgage backed securities.....................    19,220       7.04       14,821       6.97       12,113       6.56
                                                 --------      -----     --------      -----     --------      -----
    Total Securities Held to Maturity..........   126,104       6.84      146,890       6.56      101,739       6.34
                                                 --------      -----     --------      -----     --------      -----
AVAILABLE FOR SALE
U.S. Government & agencies.....................   241,694       6.19      190,585       5.83       86,533       5.48
Obligations of states and political
  subdivisions.................................     7,627       8.70        3,735      10.49        3,572      11.17
Other notes and bonds..........................    51,097       7.16        2,107       6.80        2,264       6.07
Mortgage backed securities.....................    58,365       6.85       18,821       6.04       17,831       5.95
Federal Home Loan Bank stock...................     3,590       8.00        4,482       6.50        3,057       6.63
Other equities.................................        50        N/A           37        N/A           37        N/A
                                                 --------      -----     --------      -----     --------      -----
    Securities Available for Sale Before SFAS
      115 Adjustment...........................   362,423       6.50      219,767       5.95      113,294       5.77
                                                 --------      -----     --------      -----     --------      -----
    TOTAL SECURITIES BEFORE SFAS 115
      ADJUSTMENT...............................   488,527       6.59%     366,657       6.20%     215,033       6.04%
                                                               =====                   =====                   =====
SFAS 115 Available For Sale Market Value
  Adjustment...................................     3,714                  (3,307)                  1,251
                                                 --------                --------                --------
    TOTAL SECURITIES...........................  $492,241                $363,350                $216,284
                                                 ========                ========                ========

     Total securities outstanding at December 31, 2000, were $492.2 million, an increase of 35.5% from $363.4 million at December 31, 1999. Total securities also increased 68.0% in 1999 from $216.3 million at December 31, 1998. The increases in the securities portfolio were directly related to CIB Marine's growth during these periods. Because CIB Marine's securities portfolio is one of its sources of liquidity, CIB Marine has increased the size of its portfolio as total assets have increased. The ratio of total securities to total assets was 20.8%, 19.9% and 18.2% at December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, 61.8% of the portfolio consisted of U.S. Treasury and Government Agency securities, as compared to 72.1% at December 31, 1999, and 69.4% at December 31, 1998. Mortgage backed securities represented 15.9%, 9.2% and 13.9% for 2000, 1999 and 1998, respectively. Obligations of states and political subdivisions of states represented 11.1% of the portfolio at December 31, 2000, 16.8% at December 31, 1999, and 14.0% at December 31, 1998. Most of
those obligations were general obligations of states or political subdivisions of states in which CIB Marine's subsidiaries are located. Commercial paper accounted for 10.0% of the portfolio in 2000. There were no commercial paper securities in 1999 or 1998. Mortgage backed securities increased to take advantage of spread changes to US Treasury notes and bonds. Obligations of state and political subdivisions of states decreased as a percentage of total securities in 2000 as compared to previous years due to the maturity of various short term municipal obligations and the reinvestment of the proceeds in other sectors of the portfolio. During 2000, CIB Marine increased the use of commercial paper as a means of managing liquidity.

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

     At December 31, 2000, $366.1 million, or 74.4%, of the securities portfolio was classified as available for sale and $126.1 million, or 25.6%, of the portfolio as held to maturity. These ratios were 59.6% and 40.4% at December 31, 1999, and 53.0% and 47.0% at December 31, 1998, respectively. Securities available for sale increased $149.7 million, or 69.2%, during 2000, while securities held to maturity decreased $20.8 million, or 14.2%. The classification of securities as available for sale and held to maturity is based on a number of factors, including CIB Marine's current and projected liquidity position and current and projected loan to deposit ratio. The increase in the percentage of securities classified as available for sale in both 2000 and 1999 reflects CIB Marine's decision, based on such factors, to make a larger percentage of its securities portfolio available to meet CIB Marine's liquidity needs, if necessary, and to allow CIB Marine the opportunity to react to changes in market interest rates and changes in the spread relationships between alternative investments.

     The following table presents the maturities and weighted average yields of securities as of December 31, 2000.

                                  1 YEAR AND LESS        1 TO 5 YEARS         5 TO 10 YEARS
                                -------------------   -------------------   ------------------
                                           YIELD TO              YIELD TO             YIELD TO
                                BALANCE    MATURITY   BALANCE    MATURITY   BALANCE   MATURITY
                                -------    --------   -------    --------   -------   --------
                                                    (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies....  $  6,011     6.20%    $ 50,996     6.24%    $ 2,993     7.14%
Obligations of states and
  political subdivisions......     5,291     7.47       13,303     7.32      19,903     7.45
Other notes and bonds.........        --       --          450     7.10          --       --
Mortgage backed securities....         5     8.23          267     6.90       7,376     7.52
                                --------     ----     --------     ----     -------    -----
  Total Held To Maturity......  $ 11,307     6.80     $ 65,016     6.47     $30,272     7.44
                                --------     ----     --------     ----     -------    -----
AVAILABLE FOR SALE
U.S. Government & Agencies....  $ 51,451     5.25     $187,243     6.43     $ 3,000     7.75
Obligations of states and
  political subdivisions......     4,300     7.19          408     8.85       2,919    10.90
Other notes and bonds.........    50,497     7.17          250     6.50         350     6.73
Mortgage backed securities....       100     6.15        2,336     6.14      11,944     6.79
Federal Home Loan Bank
  stock.......................        --       --           --       --          --       --
Other equities................        --       --           --       --          --       --
                                --------     ----     --------     ----     -------    -----
  Total Available For Sale....   106,348     6.24      190,237     6.43      18,213     7.61
                                --------     ----     --------     ----     -------    -----
  Total Securities Before SFAS
    115 Adjustment............  $117,655     6.29%    $255,253     6.44%    $48,485     7.50%
                                ========     ====     ========     ====     =======    =====
AVAILABLE FOR SALE MARKET
  VALUE ADJUSTMENT (SFAS
  115)........................
  TOTAL SECURITIES............

                                  OVER 10 YEARS          GRAND TOTAL
                                ------------------   -------------------
                                          YIELD TO              YIELD TO
                                BALANCE   MATURITY   BALANCE    MATURITY
                                -------   --------   -------    --------
                                         (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies....  $    --      --%     $ 60,000     6.28%
Obligations of states and
  political subdivisions......    7,937    7.87        46,434     7.49
Other notes and bonds.........       --      --           450     7.10
Mortgage backed securities....   11,572    6.74        19,220     7.04
                                -------     ---      --------    -----
  Total Held To Maturity......  $19,509    7.20      $126,104     6.84
                                -------     ---      --------    -----
AVAILABLE FOR SALE
U.S. Government & Agencies....  $    --      --      $241,694     6.19
Obligations of states and
  political subdivisions......       --      --         7,627     8.70
Other notes and bonds.........       --      --        51,097     7.16
Mortgage backed securities....   43,985    6.91        58,365     6.85
Federal Home Loan Bank
  stock.......................    3,590    8.00         3,590     8.00
Other equities................       50     N/A            50      N/A
                                -------     ---      --------    -----
  Total Available For Sale....   47,625    6.99       362,423     6.50
                                -------     ---      --------    -----
  Total Securities Before SFAS
    115 Adjustment............  $67,134    7.05%      488,527     6.59%
                                =======     ===                  =====
AVAILABLE FOR SALE MARKET
  VALUE ADJUSTMENT (SFAS
  115)........................                          3,714
                                                     --------
  TOTAL SECURITIES............                       $492,241
                                                     ========

LOANS

     GENERAL. CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, and various types of consumer loans. CIB Marine's underwriting standards, as contained within its loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows and the secondary source should be the liquidation and disposition of collateral.

     Loans, net of the allowance for loan loss, were $1.7 billion at December 31, 2000, an increase of $367.9 million, or 26.8%, from $1.4 billion at December 31, 1999, and represented 73.5% and 75.2% of CIB Marine's total assets at December 31, 2000 and December 31, 1999, respectively. Most of the increase was in the areas of commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 95.1% of gross loans at December 31, 2000, and 94.6% of gross loans at December 31, 1999. These increases in loans are consistent with CIB Marine's strategy to focus on establishing banking relationships with small to medium-sized businesses and has been achieved by hiring lenders who have experience and expertise in making loans to these customers.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                                     AS OF DECEMBER 31,
                              ------------------------------------------------------------------------------------------------
                                     2000                 1999                1998               1997               1996
                              ------------------   ------------------   ----------------   ----------------   ----------------
                                                                   (DOLLARS IN THOUSANDS)
Commercial and industrial...  $  592,984    33.6%  $  454,438    32.7%  $273,331    29.8%  $197,462    32.1%  $148,433    36.4%
Agricultural................       5,286     0.3        5,973     0.4      8,283     0.9      9,558     1.5      7,499     1.8
Real estate
  1-4 family................      67,096     3.8       50,292     3.6     52,348     5.7     59,217     9.6     41,826    10.3
  Commercial................     814,895    46.1      646,484    46.5    428,252    46.7    263,450    42.8    161,363    39.6
  Construction..............     272,278    15.4      214,251    15.4    117,703    12.9     52,791     8.6     27,953     6.9
Consumer....................       8,455     0.5       13,152     0.9     17,652     1.9     17,097     2.8     12,821     3.1
Credit card loans...........       1,833     0.1        1,436     0.1      1,454     0.2      1,592     0.3      1,187     0.3
Other.......................       4,392     0.2        5,486     0.4     17,929     1.9     13,593     2.3      6,287     1.6
                              ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----
Gross Loans.................   1,767,219   100.0%   1,391,512   100.0%   916,952   100.0%   614,760   100.0%   407,369   100.0%
                                           =====                =====              =====              =====              =====
Deferred Loan Fees (1)......      (4,264)              (3,681)            (1,241)              (430)               (18)
Allowance for loan loss.....     (23,002)             (15,813)           (10,657)            (6,692)            (4,058)
                              ----------           ----------           --------           --------           --------
Net loans...................  $1,739,953           $1,372,018           $905,054           $607,638           $403,293
                              ==========           ==========           ========           ========           ========

-------------------------

(1) CIB Marine adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 91, prospectively, in 1996.

     COMMERCIAL REAL ESTATE LOANS. At December 31, 2000, commercial real estate loans totaled $814.9 million, an increase of $168.4 million, or 26.1%, over the prior year-end and represented 46.1% of gross loans. Commercial real estate loans increased $218.2 million, or 51.0%, during 1999. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates with terms generally ranging from one to five years. CIB Marine's underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

     COMMERCIAL LOANS. At December 31, 2000, commercial loans totaled $593.0 million, an increase of $138.5 million, or 30.5%, over the prior year-end and represented 33.6% of gross loans. Commercial loans also increased $181.1 million, or 66.3%, during 1999. Commercial loans consist of loans to small and medium-sized businesses and individuals in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of these loans have floating interest rates.

     REAL ESTATE CONSTRUCTION LOANS. At December 31, 2000, real estate construction loans totaled $272.3 million, an increase of $58.0 million, or 27.1%, over the prior year-end and represented 15.4% of gross loans. Real estate construction loans also increased $96.5 million, or 82.0%, during 1999. Real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, other commercial real estate projects and one-to-four family residences. Before approving a construction loan, CIB Marine generally requires that permanent financing for the project be approved by CIB Marine or a nonaffiliated third party lender. These loans are typically secured by the real estate on which the project is being constructed and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements such as personal and corporate guarantees on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable rates and generally are for a term of 12 to 18 months.

     ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LOANS. At December 31, 2000, one-to-four family residential mortgage loans totaled $67.1 million, an increase of $16.8 million, or 33.4%, from December 31, 1999, and represented 3.8% of gross loans. One-to-four family residential mortgage loans decreased $2.1 million, or 3.9%, during 1999. CIB Marine makes one-to-four family residential mortgage loans which generally conform to FNMA, FHLMC and other secondary market underwriting guidelines. These loans are primarily sold in the secondary market, and, to a lesser degree, retained in CIB Marine's portfolio. Residential mortgage loans that are sold into the secondary market are generally sold with servicing rights released. Residential mortgage loans held in CIB Marine's portfolio are made with both floating and fixed interest rates and terms of one to 30 years.

     OTHER LOANS. CIB Marine also offers a variety of other types of loans, including consumer loans, agricultural loans and other types of commercial loans. Consumer loans include automobile loans, credit cards and other types of consumer debt.

     LOAN MATURITIES. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2000. Maturities are based upon contractual terms of the underlying loans.

                                                      LOAN MATURITIES AT DECEMBER 31, 2000
                                                   -------------------------------------------
                                                    1 YEAR     1 TO 5     OVER 5
                                                   AND LESS    YEARS      YEARS       TOTAL
                                                   --------    ------     ------      -----
                                                             (DOLLARS IN THOUSANDS)
Commercial and industrial........................  $345,498   $193,920   $ 53,566   $  579,422
Agricultural.....................................     3,242      2,044         --        5,286
Real estate
  1-4 family.....................................     2,638     36,960     27,498       67,096
  Commercial.....................................   285,565    464,687     64,643      814,895
  Construction...................................   172,558     97,455      2,265      272,278
Consumer and Credit Cards........................     3,973      6,063        252       10,288
Other............................................     1,246      2,339        807       17,954
                                                   --------   --------   --------   ----------
                                                   $814,720   $803,468   $149,031   $1,767,219
                                                   ========   ========   ========   ==========
SENSITIVITY TO CHANGES IN INTEREST RATES
Fixed rates......................................  $134,127   $425,549   $ 64,490   $  624,166
Variable rates...................................   680,593    377,919     84,541    1,143,053
                                                   --------   --------   --------   ----------
Total Gross loans................................  $814,720   $803,468   $149,031   $1,767,219
                                                   ========   ========   ========   ==========

CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry exceeds 25% of the capital of CIB Marine. At December 31, 2000, CIB Marine did not have any borrowing relationships with individual borrowers or related groups of borrowers that exceeded 25% of capital.

     In July 1999, one of CIB Marine's borrowers, whose total borrowing relationship exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of this borrower's net worth. The decline in the value of this security caused liquidity problems for this borrower with respect to its obligations to CIB Marine and other lenders. Since March 2000, the total outstanding lending commitment associated with this borrowing relationship has represented less than 25% of the capital of CIB Marine. As of December 31, 2000, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $34.5 million. The aggregate principal amount actually drawn and outstanding at December 31, 2000, with respect to this borrowing relationship was approximately $28.9 million and all such loans were current with respect to principal and interest. CIB Marine has renewed certain loans and extended new loans to this borrower and its related interests since July 1999 based upon a credit evaluation at the time of origination or renewal. As loans to this borrower become due, CIB Marine will evaluate the credit relationship at that time to determine whether to renew such loans. As of March 26, 2001, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $34.3 million. The aggregate principal amount actually drawn, and outstanding at March 26, 2001, was $32.7 million.

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

     In order to assess this borrower's liquidity needs, CIB Marine continues to monitor the borrower's obligations to other lenders and their collateral positions. In November 1999, two of these other lenders filed lawsuits to recover amounts due to them. During February 2000 one of these lawsuits was dismissed. In March 2000, a third lender filed a lawsuit to recover amounts due it. This lawsuit was dismissed in July 2000. In August 2000, another lawsuit was filed against this borrower by another lender to recover amounts due it. The borrower is engaging in a voluntary and orderly disposition of certain of its assets to satisfy various obligations to CIB Marine and other lenders and to strengthen its liquidity position.

     In working with this borrower to address its liquidity problems, management determined that it was in the best interest of CIB Marine to provide this borrower with additional cash to help it meet its current obligations both to CIB Marine and to other lenders. On September 9, 1999, CIB Marine purchased limited partnership interests in three private investment funds from this borrower. The adjusted purchase price for these limited partnership interests was $2.3 million, of which $1.0 million was used by the borrower to repay a loan from CIB Marine that was previously secured by an interest in one of these limited partnerships. A description of this investment is discussed in "Other Assets."

     CIB Marine has not suffered any losses with respect to its loans to this borrower and has determined that an additional provision to its allowance for loan loss, above the normal provisions for a loan of similar credit quality, is not currently required. CIB Marine cannot provide assurances that an additional provision will not be required in the future or that there will not be future losses with respect to loans to this borrower. Management of CIB Marine will continue to closely monitor its loans to this borrower in order to assess its ongoing exposure to the credit risk posed by this borrower and will take additional action if deemed appropriate.

     At December 31, 2000, CIB Marine had credit relationships within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $721.5 million, or 40.8% of gross loans and 370.8% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $149.5 million, or 8.5% of gross loans and 76.8% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $109.7 million, or 6.2% of gross loans and 56.4% of stockholders' equity.

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

CREDIT PROCEDURES AND REVIEW

     In order to manage credit risk and the growth of the loan portfolio, CIB Marine has developed, implemented and periodically updates various policies and procedures, including a comprehensive loan policy, and has established various loan committees. The loan policy establishes underwriting standards, a loan approval process, loan officer lending limits, loan pricing guidelines, a credit rating system, delinquency monitoring procedures, credit collection procedures and a comprehensive loan review system. The loan underwriting approval and review processes are designed to protect asset quality by assuring that credit requests are independently reviewed on at least two different levels, and to promote uniform lending standards among CIB Marine's banks.

     LOAN UNDERWRITING. The underwriting standards contained within CIB Marine's loan policy address various aspects of the lending function, including an analysis of a borrower's ability to repay, collateral requirements, loan-to-value ratios, appraisals and personal guarantees. CIB Marine's underwriting standards are based on the assumption that the principal source of repayment should be the regular operating cash flows of the borrower and the secondary source should be the liquidation and disposition of collateral. The extent to which collateral is required for a loan is determined by the loan policy and management's assessment of the creditworthiness of the borrower. The amount and type of collateral required varies, but may include real estate, marketable securities, deposits held in financial institutions, accounts receivable, equipment and inventory. CIB Marine may also require personal and corporate guarantees when deemed necessary. Collateral values are monitored on a regular basis to ensure that they are maintained at an adequate level. CIB Marine obtains and updates appraisals on collateral when management believes they are necessary and as required by applicable laws or regulations.

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

     Generally, each bank's small loan committee is comprised of various officers of that bank and CIB Marine, and each bank's large loan committee is comprised of various officers and directors of that bank and CIB Marine.

     LOAN REVIEW. CIB Marine's Credit Administration Department is responsible for CIB Marine's loan review function, which includes assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards, promptly identifying loans with potential credit exposure, handling loan collections and determining the adequacy of the allowance for loan loss. Loan reviews are conducted on a regular basis as established by the loan policy. In general, all loans of $1.0 million or greater and 70% of loans between $0.2 million and $1.0 million are reviewed on an annual basis, or more frequently when management believes additional reviews are necessary. Loans with identified weaknesses are monitored on an on-going basis by bank and CIB Marine management, the bank's Board of Directors, and the Senior Credit Review Committee, which is comprised of CIB Marine's President and CEO, its head of the Credit Administration Department, the General Counsel and other credit administration officers.

     In addition, the Credit Administration Department performs extensive loan review analyses on CIB Marine's largest borrowing relationships, as well as borrowers operating in industries where CIB Marine has a credit concentration. These analyses are completed annually, or more frequently if warranted, and include a comprehensive assessment of collateral and debt service ability of these borrowers at both CIB Marine and other creditors. These analyses also include an evaluation of geographic, industry and other credit risks.

PROVISION FOR LOAN LOSS AND THE ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an allowance for loan loss. CIB Marine monitors and maintains an allowance for loan loss to absorb an estimate of probable losses inherent in the loan and lease portfolio. The provision for loan loss was $8.3 million in 2000, $6.1 million in 1999, and $4.7 million in 1998. A significant portion of the increase in the provision for each year was the result of the growth in the loan portfolio. CIB Marine increases the allowance by the amount of the provision for loan loss and recoveries of previously charged-off loans, and decreases the allowance by the amount of loan charge-offs. The methodology for assessing the adequacy of the allowance consists of several key elements, which include estimates for general, specific and unallocated reserves.

     The general reserves are calculated by applying a general loss ratio to outstanding loans and leases. The general loss ratios vary by loan type and the internal credit risk grade. Changes in internal credit risk grades and in general loss ratios affect the amount of the general reserves. General loss ratios are based on the historical loss experience of CIB Marine and the industry. These ratios may be adjusted for significant factors that, in CIB Marine's judgment, affect the collectibility of the portfolio as of the evaluation date, including general changes in the loan and lease portfolio and in economic conditions

     Specific reserves are estimated losses in loans that have been identified as impaired within the meaning of SFAS No. 114 Accounting by Creditors for Impairment of a Loan and SFAS No. 118 Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. The sum of the general and the specific reserves represent an estimate of the loan and lease losses inherent in the portfolio at any given point in time.

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

     The following table summarizes changes in the allowance for loan loss.

                                                           YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                  2000      1999      1998      1997     1996
                                                  ----      ----      ----      ----     ----
                                                            (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD.................  $15,813   $10,657   $ 6,692   $4,058   $2,458
Loans Charged-Off:
Commercial and Agricultural....................     (344)     (672)     (149)  (1,661)    (392)
Real estate
  1-4 family...................................     (147)      (48)       (9)      --       --
  Commercial...................................     (470)     (143)     (398)     (56)     (60)
  Construction.................................       --       (36)      (30)      --       --
Consumer.......................................     (279)     (162)     (167)     (47)     (13)
Credit card....................................      (52)       (8)      (18)     (73)      --
Other..........................................       --       (21)     (157)      --       --
                                                 -------   -------   -------   ------   ------
TOTAL CHARGED-OFF..............................   (1,292)   (1,090)     (928)  (1,837)    (465)
                                                 -------   -------   -------   ------   ------
RECOVERIES OF LOANS CHARGED-OFF:
Commercial and Agricultural....................       58        53       134      325       20
Real estate
  1-4 family...................................       --         9        11       --       --
  Commercial...................................       20        --         4        1       --
  Construction.................................       --        46        --       --       --
Consumer.......................................       60        26         8        4        1
Credit card....................................       19         2         1        2       --
Other..........................................       --        --         2       --       --
                                                 -------   -------   -------   ------   ------
TOTAL RECOVERIES...............................      157       136       160      332       21
                                                 -------   -------   -------   ------   ------
NET LOANS CHARGED-OFF..........................   (1,135)     (954)     (768)  (1,505)    (444)
Allowance acquired.............................       --        --        --      147       --
Provision for loan loss........................    8,324     6,110     4,733    3,992    2,044
                                                 -------   -------   -------   ------   ------
BALANCE AT END OF PERIOD.......................  $23,002   $15,813   $10,657   $6,692   $4,058
                                                 =======   =======   =======   ======   ======

     Increases in the provision and the allowance were primarily related to the increase in average loans outstanding between the periods. Total charge-offs for 2000 were $1.3 million, as compared to $1.1 million in 1999 and $0.9 million in 1998. Total recoveries for 2000 were $0.2 million, resulting in net charge-offs of $1.1 million. Total recoveries were $0.1 million in both 1999 and 1998, resulting in net charge-offs of $1.0 million in 1999 and $0.8 million in 1998. The majority of net charge-offs occurred in the commercial real estate and commercial loan portfolios, and represented 63.0%, 74.8%, and 58.9% of total charge-offs for 2000, 1999, and 1998 respectively.

     The following table sets forth CIB Marine's allocation of the allowance for loan loss by type of loan as of the dates indicated.

                                                             AT DECEMBER 31,
                           ------------------------------------------------------------------------------------
                                    2000                     1999                     1998              1997
                           ----------------------   ----------------------   ----------------------   ---------
                                       % OF LOANS               % OF LOANS               % OF LOANS
                           ALLOWANCE    IN EACH     ALLOWANCE    IN EACH     ALLOWANCE    IN EACH     ALLOWANCE
                            AMOUNT      CATEGORY     AMOUNT      CATEGORY     AMOUNT      CATEGORY     AMOUNT
                           ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                          (DOLLARS IN THOUSANDS)
BALANCE AT END OF PERIOD
 APPLICABLE TO
 Commercial and
   Agricultural..........   $ 7,842       33.8%      $ 5,856       33.0%      $ 4,299       30.7%      $2,836
 Real Estate:
   1-4 Family............       674        3.8           432        3.6           381        5.7          529
   Commercial real
     estate..............     8,363       46.1         4,602       46.5         3,513       46.7        2,099
   Construction..........     2,006       15.4         1,186       15.4           603       12.8          494
 Consumer and Credit
   Cards.................       150        0.6           183        1.1           226        2.1          229
 Other...................        32        0.3            15        0.4           119        2.0           79
 Unallocated.............     3,935         --         3,539         --         1,516         --          426
                            -------      -----       -------      -----       -------      -----       ------
Total Reserves...........   $23,002      100.0%      $15,813      100.0%      $10,657      100.0%      $6,692
                            =======      =====       =======      =====       =======      =====       ======

                                     AT DECEMBER 31,
                           -----------------------------------
                              1997               1996
                           ----------   ----------------------
                           % OF LOANS               % OF LOANS
                            IN EACH     ALLOWANCE    IN EACH
                            CATEGORY     AMOUNT      CATEGORY
                           ----------   ---------   ----------
                                 (DOLLARS IN THOUSANDS)
BALANCE AT END OF PERIOD
 APPLICABLE TO
 Commercial and
   Agricultural..........     33.7%      $1,452        38.3%
 Real Estate:
   1-4 Family............      9.6          447        10.3
   Commercial real
     estate..............     42.9        1,611        39.6
   Construction..........      8.6          228         6.9
 Consumer and Credit
   Cards.................      3.0          114         3.4
 Other...................      2.2           51         1.5
 Unallocated.............       --          155          --
                             -----       ------       -----
Total Reserves...........    100.0%      $4,058       100.0%
                             =====       ======       =====

     CIB Marine performs a comprehensive analysis of the allowance on a quarterly basis. Because the allowance is based upon estimates of probable losses inherent in the loan and lease portfolio, the amount actually observed for these losses can vary significantly from the estimated amount. Although CIB Marine's analysis includes factors that are intended to reduce the differences between estimated and actual losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions will not be required in the future. In addition, CIB Marine's determination as to the adequacy of the allowance is subject to review by the applicable federal and state banking agencies as part of their examination process, which could result in an additional provision to the allowance.

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

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days past due or more and still accruing, and related asset quality ratios as of the dates indicated.

                                                          AS OF DECEMBER 31,
                                       --------------------------------------------------------
                                          2000         1999        1998       1997       1996
                                          ----         ----        ----       ----       ----
                                                        (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
       NONACCRUAL LOANS
       Commercial and Agricultural...  $    1,357   $    1,298   $    718   $  1,264   $  2,027
       REAL ESTATE
          1-4 family.................         390          566        110        335        252
          Commercial.................      12,682          798      2,213        210        115
          Construction...............          --          180        281         --         --
       Consumer......................          87          161         75         32          1
       Credit card...................          --           --         --         --         --
       Other.........................          --           --        611         --         --
                                       ----------   ----------   --------   --------   --------
                 Total nonaccrual
                    loans............      14,516        3,003      4,008      1,841      2,395
                                       ----------   ----------   --------   --------   --------
       Foreclosed property...........       1,497        1,099         --        281        114
       Restructured loans............          27          268         --         --         --
                                       ----------   ----------   --------   --------   --------
          Total nonperforming
            assets...................  $   16,040   $    4,370   $  4,008   $  2,122   $  2,509
                                       ==========   ==========   ========   ========   ========
LOANS 90 DAYS OR MORE PAST DUE
AND STILL ACCRUING
       Commercial and Agricultural...  $      235   $    1,079   $  3,440   $  1,203   $    895
       Real estate
          1-4 family.................         737          126        250         19        195
          Commercial.................          20        1,421        787         34        300
          Construction...............          --          850        992         --          2
       Consumer......................           2           16         87         93         --
       Credit card...................           9            9         25         --          3
       Other.........................          --           13          3         --         34
                                       ----------   ----------   --------   --------   --------
          Total 90 days or more past
            due and still accruing...  $    1,003   $    3,514   $  5,584   $  1,349   $  1,429
                                       ==========   ==========   ========   ========   ========
Allowance for loan loss..............  $   23,002   $   15,813   $ 10,657   $  6,692   $  4,058
Loans at end of period, including
  held for sale......................   1,778,275    1,389,979    924,611    616,228    408,024
Average loans, including held for
  sale...............................   1,597,177    1,106,742    746,319    492,847    324,600
RATIOS
Ratio of allowance to loans..........        1.29%        1.14%      1.15%      1.09%      0.99%
Ratio of net loans charged-off to
  average loans......................        0.07         0.09       0.10       0.31       0.14
Ratio of recoveries to loans
  charged-off........................       12.15        12.48      17.24      18.07       4.52
Nonaccrual loans as a percent of
  loans..............................        0.82         0.22       0.43       0.30       0.59
Nonperforming assets as a percent of
  total assets.......................        0.68         0.24       0.34       0.26       0.46
Foreclosed properties as a percent of
  loans..............................        0.08         0.08         --       0.05       0.03
Allowance as a percent of nonaccrual
  loans..............................      158.46       526.57     265.89     363.50     169.44
Allowance as a percent of non
  performing assets..................      143.40       361.85     265.89     315.36     161.74
Nonaccrual loans and 90+ days past
  due loans as a percent of loans....        0.87         0.47       1.04       0.52       0.94
Nonaccrual loans and 90+ days past
  due loans as a percent of total
  assets.............................        0.66         0.36       0.81       0.40       0.69
Nonperforming assets and 90+ days
  past due loans as a percent of
  total assets.......................        0.72         0.43       0.81       0.43       0.72
Allowance as a percent of
  nonperforming assets and 90+ days
  past due loans.....................      134.96       200.57     111.10     192.80     103.05

---------------

(1) Nonaccrual loans at December 31, 2000, include $876 of restructured loans.

     Total nonaccrual loans at December 31, 2000 increased $11.5 million, or 383.4%, to $14.5 million from $3.0 million at December 31, 1999. Total nonaccrual loans decreased $1.0 million, or 25.1%, during 1999 from $4.0 million at December 31, 1998. The ratio of nonaccrual loans to total loans was 0.82%, 0.22%, and 0.43% at December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, $10.4 million, or 71.7%, of nonaccrual loans consisted of the following two lending relationships:

        (1) Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $7.7 million as of December 31, 2000. These loans were transferred to nonaccrual in December 2000 based on concerns by CIB management on how they were being handled in respect to project cost and timing overruns. Management continues to work with the principals of the loans to restructure.

        (2) Commercial real estate loan to an entity with an outstanding balance of $2.7 million was transferred into nonaccrual loans during the fourth quarter of 2000. CIB Marine is working with this customer to restructure the loan or obtain the property through a voluntary turnover. CIB Marine believes that the value of this property securing the obligation approximates all amounts owed.

     A commercial real estate loan to an entity with an outstanding balance of $2.6 million was transferred into nonaccrual loans during the first quarter of 2001. CIB Marine had worked with the borrower, since construction of the property was completed in the second quarter of 2000, to stabilize the property. However, delinquencies persisted and the principals refused to inject additional capital. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     The interest income on the nonaccrual loans that would have been recorded in 2000 if the loans had been current in accordance with their original terms and had been outstanding throughout 2000, or since origination if originated during 2000, was $0.6 million. The amount of interest income on these loans included in net income in 2000 was $0.04 million. The interest income on the nonaccrual loans that would have been recorded in 1999 if the loans had been current in accordance with their original terms and had been outstanding throughout 1999, or since origination if originated during 1999, was $0.3 million. The amount of interest income on these loans included in net income in 1999 was $0.1 million.

     Foreclosed properties were $1.5 million at December 31, 2000, and consisted of two commercial properties acquired through a voluntary transfer of assets by a borrower. CIB Marine had $1.1 million in foreclosed property at December 31, 1999 which was sold in the second quarter of 2000 for a gain of $0.2 million. CIB Marine did not have any foreclosed property at December 31, 1998.

     Loans 90 days or more past due and still accruing are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $1.0 million in loans that were at least 90 days past due and still accruing at December 31, 2000, and $3.5 million at December 31, 1999. Accrued interest on loans 90 days past due or more and still accruing as of December 31, 2000, and 1999 was $0.04 million and $0.2 million respectively.

     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 0.72% at December 31, 2000, as compared to 0.43% and 0.81% at December 31, 1999 and 1998, respectively.

OTHER ASSETS

     Other assets increased 198.4% to $12.8 million at December 31, 2000, from $4.3 million at December 31, 1999. The majority of the increase was due to the purchase of the business and certain assets and liabilities of a manufacturer of payment processing systems. On October 16, 2000, CIB Marine acquired and or assumed, through MICR, Inc., a wholly owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. At the time of the acquisition, the loan principal plus accrued interest, late fees and various collection costs were in the aggregate amount of $6.5 million. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software to small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business is classified as a held for sale asset and included in Other Assets on CIB Marine's Consolidated Balance Sheets at $6.7 million. This amount represents the approximate fair value as determined by an independent appraisal of the business, less estimated costs to sell, and includes the net income recorded under the equity method from October 16, 2000 through December 31, 2000, which amounted to $0.2 million. Other Noninterest Income on CIB Marine's Statements of Income. The business has generated profits in each of the prior three years and CIB Marine believes that the business will continue to generate profits. CIB Marine cannot, however, provide assurances that these profits will continue or that there will not be losses with respect to this business in the future. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 13, 2003. The option, if exercised, is not expected to result in any gain or loss to CIB Marine. CIB Marine is required under bank regulations to develop a plan to dispose of this asset within a reasonable time period unless otherwise permitted by the regulators.

     Other assets at December 31, 2000, include a $2.7 million investment in three limited partnerships. In September 1999, CIB Marine purchased limited partnership interests in three private investment funds from one of its largest borrowers. These funds are currently invested in both public and private equity securities. Two of the funds are focused on the environmental and waste-related industries and the other fund is focused on the health care, pharmaceutical, media and communications industries. CIB Marine engaged in this transaction primarily to provide this borrower with cash to meet current obligations to CIB Marine and other borrowers. Additional information about this borrower and its loans from CIB Marine are discussed in "Loans-Credit Concentrations."

     The amount of this investment reflects the adjusted purchase price of $2.3 million and an additional capital call of $0.4 million. These partnership investments are included in other assets and are carried at approximately the lower of cost or estimated fair market value. CIB Marine may also be required to invest up to an additional $2.0 million over the next 2 1/4 years pursuant to further capital call commitments. In March 2001, CIB Marine received a distribution of approximately $175,000 related to one of these partnerships.

     There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine's portfolio. In order to reduce the risk in this investment, CIB Marine negotiated a put option to require the borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interests as of the date that the put option is exercised or the amount originally paid by CIB Marine to the borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the borrower to perform as discussed above in "Loans -- Credit Concentrations." CIB Marine believes that this investment will provide an adequate return, however it cannot provide assurances that this return will be adequate or that there will not be future losses with respect to the limited partnership interests.

     Also contributing to the increase in other assets were capitalized underwriting fees incurred with the issuance of $25.0 million in guaranteed trust preferred securities. Additional information regarding these transactions is discussed in "Borrowings".

     FUNDING STRATEGY. CIB Marine seeks to meet its short and long-term funding needs by increasing core deposits, which are the primary funding source of its subsidiary banks. Management primarily seeks to increase core deposits by developing banking relationships with its commercial borrowers and residents in the communities where its banking offices are located. In addition, CIB Marine also seeks to increase its core deposits through other activities such as marketing, hiring personnel experienced in deposit gathering activities, establishing de novo branches and purchasing existing branches from other financial institutions.

     CIB Marine also makes use of noncore deposit funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore deposit funding sources are used to meet short-term funding needs and/or when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term funding sources utilized by CIB Marine include federal funds purchased, sales of marketable loans, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank of Chicago, and short-term brokered and negotiable time deposits. CIB Marine has also established borrowing lines with the Federal Reserve Bank of Chicago and with an unaffiliated bank. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank of Chicago.

     DEPOSITS. CIB Marine has experienced significant growth in deposits. Average total deposits increased 42.1% to $1.8 billion in 2000, as compared to $1.3 billion in 1999. Average deposits increased 52.5% in 1999 from $827.7 million in 1998. The ratio of average deposits to average earning assets was 87.0% in 2000, 89.6% in 1999, and 87.1% in 1998.

     The following table sets forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

                                                      YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------
                                              2000                                1999
                                ---------------------------------   ---------------------------------
                                 AVERAGE     % OF TOTAL   AVERAGE    AVERAGE     % OF TOTAL   AVERAGE
                                 BALANCE      DEPOSITS     RATE      BALANCE      DEPOSITS     RATE
                                 -------     ----------   -------    -------     ----------   -------
                                                       (DOLLARS IN THOUSANDS)
Interest-bearing demand.......  $   45,588       2.56%     2.68%    $   39,820       3.15%     2.52%
Money market..................     179,963      10.11      5.54        132,596      10.51      4.69
Other savings.................      35,838       2.01      3.14         33,751       2.68      3.20
Time deposits.................   1,410,741      79.22      6.13        970,556      76.89      5.28
                                ----------     ------      ----     ----------     ------      ----
Total Interest Bearing
  Deposits....................   1,672,130      93.90%     5.91      1,176,723      93.23%     5.06
                                ----------     ------      ----     ----------     ------      ----
Noninterest bearing...........     108,572       6.10        --         85,468       6.77        --
                                ----------     ------      ----     ----------     ------      ----
Total Deposits................  $1,780,702     100.00%     5.55%    $1,262,191     100.00%     4.71%
                                ==========     ======      ====     ==========     ======      ====

                                    YEARS ENDED DECEMBER 31,
                                --------------------------------
                                              1998
                                --------------------------------
                                 AVERAGE    % OF TOTAL   AVERAGE
                                 BALANCE     DEPOSITS     RATE
                                 -------    ----------   -------
                                     (DOLLARS IN THOUSANDS)
Interest-bearing demand.......  $ 31,550        3.81%     2.72%
Money market..................    62,746        7.58      4.58
Other savings.................    27,865        3.37      2.81
Time deposits.................   642,900       77.67      5.58
                                --------      ------      ----
Total Interest Bearing
  Deposits....................   765,061       92.43%     5.34%
                                --------      ------      ----
Noninterest bearing...........    62,644        7.57        --
                                --------      ------      ----
Total Deposits................  $827,705      100.00%     4.93%
                                ========      ======      ====

     Average interest-bearing deposits as a percentage of average total deposits were 93.9% in 2000, 93.2% in 1999, and 92.4% in 1998. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 84.4% in 2000, 82.5% in 1999, and 84.0% in 1998. These percentages reflect CIB Marine's significant reliance on time deposits as a source of funding. The level of other types of deposits also increased in 2000. Average noninterest-bearing demand deposits increased $23.1 million, or 27.0%, in 2000, as compared to 1999, and average money market accounts increased $47.4 million, or 35.7%. In total, average deposits other than time deposits increased $78.3 million, or 26.9%, during 2000, as compared to 1999.

     Branch acquisitions, net of sales, resulted in $131.8 million in net deposit additions in 1999, including $41.8 million in savings deposits. Total time deposits of $100,000 or more were $519.0 million, or 33.6%, of total time deposits at December 31, 2000, and $415.9 million, or 35.4 %, at December 31, 1999.

     Brokered time deposits, including time deposits of $100,000 or over, were $68.3 million, or 3.5% of total deposits at December 31, 2000, and $80.7 million, or 5.3% of total deposits at December 31, 1999. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits.

     The following table provides information on the maturity distribution of time deposits of $100,000 and over at December 31, 2000.

                                                                BALANCES AT
                                                                DECEMBER 31,
                                                                    2000
                                                                ------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
MATURITY
3 months or less............................................      $231,472
Over 3 through 6 months.....................................       117,423
Over 6 through 12 months....................................       121,691
Over 12 months..............................................        48,445
                                                                  --------
Total.......................................................      $519,031
                                                                  ========

BORROWINGS

     CIB Marine also uses various types of borrowings to meet liquidity needs and to fund asset growth. These borrowings include:

     - federal funds purchased from correspondent banks;

     - securities sold under agreements to repurchase;

     - Federal Home Loan Bank advances;

     - loans from other commercial banks

     - treasury, tax and loan note;

     - federal Reserve discount window;

     - guaranteed trust preferred securities; and

     - Commercial paper

     The following table sets forth information regarding selected categories of borrowings as of the dates indicated.

                                                             AS OF DECEMBER 31,
                                       --------------------------------------------------------------
                                              2000                  1999                  1998
                                       -------------------   -------------------   ------------------
                                       BALANCE    AVG RATE   BALANCE    AVG RATE   BALANCE   AVG RATE
                                       -------    --------   -------    --------   -------   --------
                                                           (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
Fed funds purchased..................  $107,974     6.13%    $ 29,575     5.21%    $   100     4.50%
Securities sold under repurchase
  agreements.........................    19,899     6.44       27,129     5.49       2,871     4.94
Treasury, tax and loan note..........       523     6.29          405     4.01         283     4.32
Federal Home Loan Bank -- short
  term...............................        --       --       26,400     5.16          --       --
Commercial paper.....................     6,453     6.81           --       --          --       --
Other borrowings -- short term.......    11,590     8.28       29,710     8.48          --       --
                                       --------     ----     --------     ----     -------     ----
     Total Short-Term Borrowings.....   146,439     6.37%     113,219     6.12%      3,254     4.87%
                                       --------     ----     --------     ----     -------     ----
LONG TERM BORROWINGS
Federal Home Loan Bank...............    33,223     6.46        9,750     4.98      20,000     5.01
Guaranteed trust preferred
  securities.........................    25,000    10.71           --       --          --       --
                                       --------     ----     --------     ----     -------     ----
     Total Long Term Borrowings......    58,223     8.28%       9,750     4.98%     20,000     5.01%
                                       --------     ----     --------     ----     -------     ----
     TOTAL BORROWINGS................  $204,662     6.92%    $122,969     6.03%    $23,254     4.99%
                                       ========     ====     ========     ====     =======     ====

     Total borrowings were $204.7 million, $123.0 million, and $23.3 million at December 31, 2000, 1999 and 1998, respectively, representing 9.0%, 7.0%, and 2.0% of earning assets. Fed Funds purchased accounted for $108.0 million, or 52.8%, of total borrowings at December 31, 2000, as compared to $29.5 million, or 24.1%, and $0.1 million, or 0.4%, of total borrowings at December 31, 1999 and 1998, respectively. Repurchase agreements accounted for $19.9 million, or 9.7%, of total borrowings at December 31, 2000, as compared to $27.1 million, or 22.1%, of total borrowings at December 31, 1999, and $2.9 million, or 12.3%, of total borrowings at December 31, 1998. Federal Home Loan Bank advances accounted for $33.2 million, or 16.2%, of total borrowings at December 31, 2000, as compared to $36.2 million, or 29.4%, of total borrowings at December 31, 1999, and $20.0 million, or 29.4%, at December 31, 1998. Guaranteed trust preferred securities accounted for $25.0 million, or 12.2%, of total borrowings at December 31, 2000. A description of these securities is included in "Guaranteed Trust Preferred Securities." There were no guaranteed trust preferred securities outstanding at December 31, 1999 or 1998. CIB Marine increased its utilization of short and long-term borrowings during 2000 in order to meet its funding needs or when the terms on these products were more favorable than other types of funding.

     During the first quarter of 2000, CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008, with an effective rate, including premium, of 7.07%. The $1.7 million premium is recorded as a contra liability against the debt and is being amortized over the life of the borrowing. CIB Marine also entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008. CIB Marine pays a variable rate of interest at the one month LIBOR rate and earns a fixed rate of interest at 7.08%. CIB Marine believes the swap transaction will effectively reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

     CIB Marine has a $30.0 million secured revolving line of credit with a non-affiliated commercial bank. As of December 31, 2000 and 1999, there were outstanding balances on this line of credit of $11.6 million and $29.7 million, respectively. There were no outstanding revolving line of credit balances at December 31, 1998. These funds were used to provide capital support for the growth of the subsidiary banks, acquire branches and for working capital.

GUARANTEED TRUST PREFERRED SECURITIES

     In March and September 2000, CIB Marine issued $10.0 million and $15.0 million, respectively, in guaranteed trust preferred securities through wholly owned special-purpose trusts. Though presented in the balance sheet as debt, these securities qualify as Tier I equity capital for regulatory capital purposes. The securities are classified in the liability section of the Consolidated Balance Sheets, and the distributions on the securities are classified as interest expense in the Consolidated Statements of Income. Such distributions are cumulative and are payable to the security holders semi-annually at rates of 10.875% and 10.60% per annum, respectively. CIB Marine fully and unconditionally guarantees the obligations of the trusts on a subordinated basis.

     The securities from the March issuance are mandatorily redeemable upon their maturity on March 8, 2030, and are callable beginning March 8, 2010, at a premium, which declines ratably to par by 2020. The securities from the September issuance are mandatorily redeemable upon their maturity on September 7, 2030, and are callable beginning September 7, 2010 at a premium, which declines ratably to par by 2020. Issuance costs of $0.3 million and $0.5 million related to the securities issued in March and September, respectively, are classified as other assets on the balance sheets and are being amortized over the expected life of the securities as an adjustment to interest expense. CIB Marine used the net proceeds of $9.7 million and $14.6 million to reduce its debt at the non-affiliated commercial bank and for other corporate purposes.

     In February 2001, CIB Marine issued an additional $15.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.20% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     Refer to Note 1 -- Summary of Significant Accounting Policies.

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funds available to fund various commitments, including those from loan demand, deposit withdrawals and other obligations and opportunities in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by cash inflows of funds from deposits, borrowings and loan repayments.

     The following discussion should be read in conjunction with the statements of cash flows for 2000, 1999 and 1998 contained in Item 8 of this Form 10-K.

     Net cash provided by operating activities was $6.8 million, $22.6 million and $7.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in net cash provided by operating activities from 1999 to 2000 was primarily due to increases in loans held for sale and other assets. The increase in net cash provided by operating activities in 1999 compared to 1998 was primarily due to higher net income.

     Net cash used in investing activities was $499.7 million, $513.3 million, and $360.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in cash used for investment activities in 2000 compared to 1999 was due primarily to the change in the net increase in loans which was $382.5 million in 2000 and $483.4 million in 1999. The increase in cash used for investing activities in 1999 compared to 1998 was primarily due to the net increase in loans which was $483.4 million in 1999 and $301.9 million in 1998. The net increase in loans accounted for 76.5%, 94.2% and 83.6% of net cash used for investing activities for 2000, 1999 and 1998, respectively. Securities purchases represented the second largest amount of cash used in investing activities for each period. Securities purchases, net of sales and maturities, were $121.2 million, $151.9 million and $54.3 million, accounting for 24.2%, 29.6%, and 15.1%, respectively, of net cash used for investing activities in the three years ended December 31, 2000, 1999 and 1998. In 1999 the purchase of branch assets and deposits reduced net cash used in investing activities by $124.4 million.

     Net cash provided by financing activities was $511.5 million, $492.7 million and $365.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Deposits, which include demand, money market and savings accounts, and time deposits, represented the largest source of net cash provided by financing activities and accounted for 82.7%, 78.4% and 89.7% for each of the respective years. Deposits, ignoring the effects of branch acquisitions and sales, increased by $422.9 million in 2000, $386.1 million in 1999, and $328.2 million in 1998.

     CIB Marine was able to meet its liquidity needs in 2000 and expects to meet these needs in 2001.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at December 31, 2000, 1999 and 1998 are contained in the following table. The capital levels of CIB Marine and the subsidiary banks were in excess of the required regulatory minimums at the dates indicated. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit the banks to meet the credit needs of medium-sized commercial borrowers. The risk-based capital ratios of CIB Marine and its subsidiary banks for December 31, 2000 and 1999, are included in Note 13 to CIB Marine's December 31, 2000, audited financial statements contained in Item 8 of this Form 10-K.

                                                                     AT DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                              ----         ----         ----
                                                                  (DOLLARS IN THOUSANDS)
RISK WEIGHTED ASSETS (RWA)...............................  $2,135,325   $1,618,852   $1,028,322
                                                           ==========   ==========   ==========
AVERAGE ASSETS(1)........................................  $2,306,227   $1,667,517   $1,110,753
                                                           ==========   ==========   ==========
CAPITAL COMPONENTS
  Stockholders' equity...................................  $  194,596   $  161,335   $  144,096
  Guaranteed trust preferred securities..................      25,000           --           --
  Less: disallowed intangibles...........................     (12,746)     (14,171)      (3,727)
  Add/less: Unrealized loss/(gain) on securities.........      (2,245)       2,034         (775)
                                                           ----------   ----------   ----------
TIER 1 CAPITAL...........................................  $  204,605   $  149,198   $  139,594
  Allowable allowance for loan loss......................      23,002       15,813       10,657
                                                           ----------   ----------   ----------
TOTAL RISK BASED CAPITAL.................................  $  227,607   $  165,011   $  150,251
                                                           ==========   ==========   ==========

                                                                  DECEMBER 31, 2000
                                                        --------------------------------------
                                                                                FOR CAPITAL
                                                             ACTUAL          ADEQUACY PURPOSES
                                                        -----------------    -----------------
                                                         AMOUNT     RATIO     AMOUNT     RATIO
                                                         ------     -----     ------     -----
Total Capital (to RWA)..............................    $227,607    10.66%   $170,826    8.00%
Tier 1 Capital (to RWA).............................     204,605     9.58%     85,413    4.00%
Tier 1 Leverage (to avg. assets)....................     204,605     8.87%     92,249    4.00%

-------------------------

(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     CIB Marine's primary sources of capital have been the retention of net income, the issuance of additional common stock and, more recently, through the issuance of guaranteed trust preferred securities. The issuance of common stock, through private placement offerings, provided $7.6 million, $5.8 million and $32.6 million in additional capital in 2000, 1999 and 1998, respectively. Retained earnings provided $21.0 million, $13.5 million and $8.7 million of additional capital in 2000, 1999 and 1998, respectively. In January 2001, CIB Marine raised $0.5 million in capital pursuant to another private placement offering of its common stock.

     During 2000, CIB Marine issued $25.0 million in guaranteed trust preferred securities. In February 2001, CIB Marine issued an additional $15.0 million in guaranteed trust preferred securities. A discussion of these securities is included in "Guaranteed Trust Preferred Securities".

IMPACT OF INFLATION AND CHANGING PRICES

     CIB Marine's consolidated financial statements and notes contained in Item 8 of this Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of CIB Marine's operations. Unlike most industrial companies, nearly all of CIB Marine's assets and liabilities are monetary in nature. As a result, interest rates and changes therein, have a greater impact on CIB Marine's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CIB Marine's primary market risk exposure is from interest rate risk. Net interest income is vulnerable to changes in U.S. prime interest rates. Other market risks, such as commodity price risk, foreign currency exchange rate risk and equity price risk, do not normally arise in the course of CIB Marine's business.

     CIB Marine's Board of Directors has overall responsibility for its interest rate risk management policies. CIB Marine sets policy limits for interest rate risk to be assumed in the normal course of business. CIB Marine's market risk policy has the general objective of maintaining a low level of earnings volatility due to interest rate risk and to protect the value of CIB Marine from the impact changes in interest rates have on net interest income. CIB Marine uses gap analysis and earnings simulations to measure interest rate risk. CIB Marine's Asset-Liability Management Committee monitors, at least quarterly, the interest rate risk measurements for compliance with policy limits.

     If the derived interest rate risk measurements are outside of the policy limits, management may implement any of a variety of strategies to reduce the risk. CIB Marine strives to use the most effective instrument for implementing its interest rate risk management strategies, considering the costs, liquidity impact and capital requirements of the various alternatives. The implementation strategies usually involve altering the market risk characteristics of new funding liabilities, and in addition may include the use of derivative instruments and the altering of the market risk characteristics of groups of interest rate sensitive assets (e.g., through repositioning of marketable securities).

     The gap analysis as of December 31, 2000, is shown in the following table. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excessive interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap (gap) shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest earning-assets will reprice in a given time period.

                                                          DECEMBER 31, 2000
                                ---------------------------------------------------------------------
                                   0-3          4-6        7-12        2-5       OVER 5
                                  MONTHS      MONTHS      MONTHS      YEARS      YEARS       TOTAL
                                  ------      ------      ------      -----      ------      -----
                                                       (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Interest-earning assets:
  Loans.......................  $1,088,782   $  98,208   $  71,191   $462,030   $ 58,064   $1,778,275
  Securities..................      95,189      18,478      34,407    297,594     46,574      492,242
  Federal funds sold..........      16,700          --          --         --         --       16,700
                                ----------   ---------   ---------   --------   --------   ----------
TOTAL INTEREST-EARNING
  ASSETS......................   1,200,671     116,686     105,598    759,624    104,638    2,287,217
                                ----------   ---------   ---------   --------   --------   ----------
Interest-bearing liabilities:
  Time deposits...............     583,081     340,513     459,191    159,900         13    1,542,698
  Savings and interest-bearing
     demand deposits..........     273,921          --          --         --         --      273,921
  Short-term borrowings.......     146,071          --         368         --         --      146,439
  Long-term borrowings........          --          --          --         --     33,223       33,223
  Impact of interest rate
     swap.....................      25,000          --          --         --    (25,000)          --
  Guaranteed trust preferred
     securities...............          --          --          --         --     25,000       25,000
                                ----------   ---------   ---------   --------   --------   ----------
TOTAL INTEREST-BEARING
  LIABILITIES.................  $1,028,073   $ 340,513   $ 459,559   $159,900   $ 33,236   $2,021,281
                                ----------   ---------   ---------   --------   --------   ----------
Interest sensitivity GAP (by
  period).....................     172,598    (223,827)   (353,961)   599,724     71,402      265,936
Interest sensitivity GAP
  (cumulative)................     172,598     (51,229)   (405,190)   194,534    265,936      265,936
Cumulative Gap as a % of Total
  Assets......................        7.29%      (2.18)%    (17.11)%     8.22%     11.23%

     The financial instruments are shown to reprice at the earlier of their maturity date or their next contractual reprice date (e.g., a variable rate loan's next rate reset date). In the gap analysis, nonmaturing interest-earning assets and interest-bearing liabilities are shown to reprice immediately and the Collateralized Mortgage Obligations and the Real Estate Mortgage Investment Conduits that are a part of the investment securities are shown to reprice in those periods in which they are expected to repay.

     The table indicates that CIB Marine has a negative gap at one year and a positive gap in time periods exceeding one year. With a positive gap, an increase in interest rates will generally have a positive effect on the net interest income, and a decrease in interest rates will generally have a negative effect on net interest income. With a negative gap, a decrease in interest rates will generally have a positive effect on the net interest income, and an increase in interest rates will generally have a negative effect on net interest income.

     While this repricing interest rate sensitivity analysis is a widely used measure of interest rate risk and may be used as an indication of interest margin direction, it does not fully reflect the effects given to interest rate risks other than reprice risk, such as option, basis and yield curve risks.

     For these reasons, CIB Marine also performs interest rate sensitivity analyses using earnings simulation models. These analyses express the potential gain (loss) in net interest income from the financial instruments due to changes in interest rates as a percentage of the potential net interest income from the financial instruments of CIB Marine if interest rates did not change. CIB Marine derives results for one or more selected hypothetical changes in interest rates over a selected period of time, usually one year.

     The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in short term U.S. prime rates of interest as of December 31, 2000 and 1999.

                                                                   BASIS POINT CHANGES
                                                           -----------------------------------
                                                           +200      +100      -100      -200
                                                           ----      ----      ----      ----
DECEMBER 31, 2000:
Net interest income change over one year.................  (8.54)%   (4.30)%    3.54%     7.25%
DECEMBER 31, 1999:
Net interest income change over one year.................  (3.53)%   (1.77)%    1.54%     2.01%

     The table illustrates, based upon the assumptions used in the model, that net interest income of CIB Marine could change by approximately (8.54)%, (4.30)%, 3.54% and 7.25% if interest rates were to change by +200, +100, -100 and -200 basis points, respectively. This reveals a liability sensitive rate risk position for the one-year horizon. CIB Marine monitors the model on an ongoing basis to ensure the assumptions most accurately reflect the current conditions.

     The balance sheet financial instruments included in the gap and simulation models include loans, investment securities, federal funds sold, time deposits, saving deposits, interest-bearing demand deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowings. Some of the options accounted for in the simulation analysis include call options in U.S. Government Sponsored Enterprise issued investment securities and embedded call options in U.S. Government Sponsored Enterprise issued Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits. There is one derivative financial instrument included in the gap and simulation models; a pay-floating, receive-fixed $25.0 million notional interest rate swap. This derivative is more fully described in "Borrowings".

     Some of the features of the financial instruments included in the model that are not reflected fully in the quantitative market risk disclosure information include repayment plans and embedded call options in loans, call options in municipal bonds and U.S. Government Sponsored Enterprise issued structured notes, early redemption and put options in time deposits and other borrowings and interest rate caps, ceilings and floors in certain variable rate loans and investment securities.

     The following assumptions were used in the simulation measurement technique:

     - The balance sheet size was assumed to remain constant over the one-year simulation horizon;

     - All maturing assets and liabilities were invested or deposited into identical items with the same term to maturity; and

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CIB Marine Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP
Milwaukee, Wisconsin
February 9, 2001, except as to
the fifth paragraph of Note 4
which is as of March 6, 2001.

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   25,925   $   21,941
  Federal Funds Sold........................................      16,700        2,157
                                                              ----------   ----------
          Total Cash and Cash Equivalents...................      42,625       24,098
                                                              ----------   ----------
Loans Held for Sale.........................................      15,320        2,148
Securities:
  Available for Sale, at fair value.........................     366,137      216,460
  Held to Maturity (approximate fair value of $126,856 and
     $145,122, respectively)................................     126,104      146,890
                                                              ----------   ----------
          Total Securities..................................     492,241      363,350
                                                              ----------   ----------
Loans.......................................................   1,762,955    1,387,831
  Less: Allowance for Loan Loss.............................     (23,002)     (15,813)
                                                              ----------   ----------
Net Loans...................................................   1,739,953    1,372,018
                                                              ----------   ----------
Premises and Equipment, net.................................      21,498       21,499
Accrued Interest Receivable.................................      20,537       13,141
Deferred Income Taxes.......................................       8,301        9,018
Goodwill and Core Deposit Intangibles, net..................      12,744       14,171
Foreclosed Properties.......................................       1,497        1,099
Other Assets................................................      12,825        4,298
                                                              ----------   ----------
          Total Assets......................................  $2,367,541   $1,824,840
                                                              ==========   ==========
LIABILITIES
Deposits:
  Non Interest-Bearing Demand...............................  $  134,902   $   98,642
  Interest-Bearing Demand...................................      49,647       45,107
  Savings...................................................     224,274      209,333
  Time......................................................   1,542,698    1,175,374
                                                              ----------   ----------
          Total Deposits....................................   1,951,521    1,528,456
                                                              ----------   ----------
Short-term Borrowings.......................................     146,439      113,219
Accrued Interest Payable....................................      12,546        8,228
Accrued Income Taxes........................................         454          824
Other Liabilities...........................................       3,762        3,028
Long-term Borrowings........................................      33,223        9,750
Guaranteed Trust Preferred Securities.......................      25,000           --
                                                              ----------   ----------
          Total Liabilities.................................   2,172,945    1,663,505
                                                              ----------   ----------
STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 5,000,000 Shares Authorized,
  None Issued...............................................          --           --
Common Stock, $1 Par Value; 50,000,000 Shares Authorized,
  16,918,531 and 16,469,250 Issued and Outstanding,
  respectively..............................................      16,918       16,469
Capital Surplus.............................................     134,725      126,891
Retained Earnings...........................................      40,708       20,009
Accumulated Other Comprehensive Income (Loss)...............       2,245       (2,034)
                                                              ----------   ----------
          Total Stockholders' Equity........................     194,596      161,335
                                                              ----------   ----------
          Total Liabilities and Stockholders' Equity........  $2,367,541   $1,824,840
                                                              ==========   ==========

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2000           1999           1998
                                                            ----           ----           ----
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans.................................................  $   155,044    $    98,759    $    68,070
Loans Held For Sale...................................          364            258            479
Securities:
  Taxable.............................................       23,327         14,539          9,725
  Tax-exempt..........................................        2,821          1,808          1,359
  Dividends...........................................          316            248            194
Federal Funds Sold....................................        1,036            546            701
                                                        -----------    -----------    -----------
          Total Interest and Dividend Income..........      182,908        116,158         80,528
                                                        -----------    -----------    -----------
INTEREST EXPENSE
Deposits..............................................       98,815         59,508         40,833
Short-term Borrowings.................................        7,113          1,507            407
Long-term Borrowings..................................        1,784            793            958
Guaranteed Trust Preferred Securities.................        1,351             --             --
                                                        -----------    -----------    -----------
          Total Interest Expense......................      109,063         61,808         42,198
                                                        -----------    -----------    -----------
Net Interest Income...................................       73,845         54,350         38,330
Provision for Loan Loss...............................        8,324          6,110          4,733
                                                        -----------    -----------    -----------
          Net Interest Income After Provision for Loan
            Loss......................................       65,521         48,240         33,597
                                                        -----------    -----------    -----------
NONINTEREST INCOME
Loan Fees.............................................        3,435          2,538          3,302
Deposit Service Charges...............................        2,103          1,373          1,385
Other Service Fees....................................        1,064            400            430
Trust.................................................          548            550            376
Gain on Sale of Assets................................          459            805             --
Other.................................................          561             85            111
Securities Gains, net.................................           31             --            344
                                                        -----------    -----------    -----------
          Total Noninterest Income....................        8,201          5,751          5,948
                                                        -----------    -----------    -----------
NONINTEREST EXPENSE
Salaries and Employee Benefits........................       25,530         20,433         17,114
Equipment.............................................        2,528          2,071          1,495
Occupancy and Premises................................        3,877          3,129          2,247
Professional Services.................................        1,676          1,164            632
Advertising / Marketing...............................          887            770            682
Amortization of Intangibles...........................        1,399          1,057            345
Telephone & Data Communications.......................          982            838            628
Other.................................................        4,666          3,577          3,238
                                                        -----------    -----------    -----------
          Total Noninterest Expense...................       41,545         33,039         26,381
                                                        -----------    -----------    -----------
Income Before Income Taxes............................       32,177         20,952         13,164
Income Tax Expense....................................       11,104          7,417          4,510
                                                        -----------    -----------    -----------
          Net Income..................................  $    21,073    $    13,535    $     8,654
                                                        ===========    ===========    ===========
EARNINGS PER SHARE
Basic.................................................  $      1.26    $      0.84    $      0.57
Diluted...............................................         1.24           0.83           0.57
Weighted Average Shares -- Basic......................   16,734,204     16,087,237     15,067,664
Weighted Average Shares -- Diluted....................   16,986,871     16,269,312     15,197,264

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK                              ACCUMULATED
                                      --------------------                             OTHER
                                                     PAR     CAPITAL    RETAINED   COMPREHENSIVE   TREASURY
                                        SHARES      VALUE    SURPLUS    EARNINGS   INCOME (LOSS)    STOCK      TOTAL
                                        ------      -----    -------    --------   -------------   --------    -----
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1997..........  13,610,250   $13,610   $ 86,241   $   660       $   221       $  --     $100,732
Comprehensive Income:
Net Income..........................                                      8,654                                  8,654
Other Comprehensive Income:
  Unrealized Securities Holding
    Gains Arising During the Year...                                                    1,239                    1,239
  Reclassification Adjustment for
    Gains Included in Net Income....                                                     (344)                    (344)
  Income Tax Effect.................                                                     (341)                    (341)
                                                                        -------       -------                 --------
        Total.......................                                      8,654           554                    9,208
                                                                        -------       -------                 --------
Common Stock Issuance...............   2,448,000     2,448     32,583    (2,448)                                32,583
Non-Cash Compensation...............                            1,459                                            1,459
Exercise of Stock Options...........      14,700        15         98                                              113
                                      ----------   -------   --------   -------       -------       -----     --------
BALANCE, DECEMBER 31, 1998..........  16,072,950   $16,073   $120,381   $ 6,867       $   775       $  --     $144,096
                                      ==========   =======   ========   =======       =======       =====     ========
Comprehensive Income:
Net Income..........................                                     13,535                                 13,535
Other Comprehensive Income:
  Unrealized Securities Holding
    Losses Arising During the
    Year............................                                                   (4,558)                  (4,558)
  Income Tax Effect.................                                                    1,749                    1,749
                                                                        -------       -------                 --------
        Total.......................                                     13,535        (2,809)                  10,726
                                                                        -------       -------                 --------
Common Stock Issuance...............     345,450       396      5,797      (393)                                 5,800
Non-Cash Compensation...............                              185                                              185
Exercise of Stock Options...........      50,850                  522                                              522
Purchase of Treasury Stock..........     (12,600)                                                    (206)        (206)
Sale of Treasury Stock..............      12,600                    6                                 206          212
                                      ----------   -------   --------   -------       -------       -----     --------
BALANCE, DECEMBER 31, 1999..........  16,469,250   $16,469   $126,891   $20,009       $(2,034)      $  --     $161,335
                                      ==========   =======   ========   =======       =======       =====     ========
Comprehensive Income:
Net Income..........................                                     21,073                                 21,073
Other Comprehensive Income:
  Unrealized Securities Holding
    Gains Arising During the Year...                                                    7,021                    7,021
  Reclassification Adjustment for
    Gains Included in Net Income....                                                      (31)                     (31)
  Income Tax Effect.................                                                   (2,711)                  (2,711)
                                                                        -------       -------                 --------
        Total.......................                                     21,073         4,279                   25,352
                                                                        -------       -------                 --------
Common Stock Issuance...............     428,581       428      7,595      (374)                                 7,649
Non-Cash Compensation...............                               67                                               67
Exercise of Stock Options...........      20,700        21        172                                              193
                                      ----------   -------   --------   -------       -------       -----     --------
BALANCE, DECEMBER 31, 2000..........  16,918,531   $16,918   $134,725   $40,708       $ 2,245       $  --     $194,596
                                      ==========   =======   ========   =======       =======       =====     ========

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                                ----        ----        ----
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $  21,073   $  13,535   $   8,654
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Deferred Loan Fee Amortization............................     (6,046)     (2,232)       (640)
  Depreciation and Other Amortization.......................      3,646       3,407       2,213
  Non-Cash Compensation.....................................         67         185       1,459
  Provision for Loan Loss...................................      8,324       6,110       4,733
  Originations of Loans Held for Sale.......................    (80,770)   (113,426)   (188,397)
  Purchases of Loans Held for Sale..........................   (131,723)         --          --
  Proceeds from Sale of Loans Held for Sale.................    199,321     120,178     181,395
  Deferred Tax Benefits.....................................     (2,554)     (3,152)     (2,287)
  Gain on Sale of Branch....................................       (307)       (805)         --
  Gain on Sale of Other Assets..............................       (368)         (4)        (25)
  Gain on Sale of Securities................................        (31)         --        (344)
  Increase in Interest Receivable and Other Assets..........     (9,079)     (4,433)     (2,159)
  Increase in Interest Payable and Other Liabilities........      5,210       3,228       2,740
                                                              ---------   ---------   ---------
         Net Cash Provided by Operating Activities..........      6,763      22,591       7,342
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of Securities Available for Sale...............    762,286     129,958      26,677
  Maturities of Securities Held to Maturity.................     42,134      54,235      37,422
  Purchase of Securities Available for Sale.................   (892,212)   (234,328)    (87,545)
  Purchase of Securities Held to Maturity...................    (17,169)    (96,660)    (35,452)
  Proceeds from Sales of Securities Available for Sale......     26,214          --      16,236
  Repayments of Mortgage Backed Securities Held to
    Maturity................................................      3,658       5,289       5,768
  Repayments of Mortgage Backed Securities Available for
    Sale....................................................      6,431       5,551       2,899
  Net Decrease (Increase) in other equities (including FHLB
    stock)..................................................      1,134      (1,426)     (1,632)
  Purchase of Mortgage Backed Securities Available for
    Sale....................................................    (45,912)     (6,488)    (15,835)
  Purchase of Mortgage Backed Securities Held to Maturity...     (7,715)     (8,002)     (2,888)
  Investment in Limited Partnerships........................       (436)     (2,457)         --
  Net Increase in Loans.....................................   (382,463)   (483,442)   (301,862)
  Proceeds from Sale of Foreclosed Properties...............      6,366          --         658
  Proceeds from Sale of Assets..............................      1,037       3,092          24
  Capital Expenditures......................................     (3,053)     (2,982)     (4,545)
  Purchase of Branch Assets and Deposits, net of Goodwill...         --     124,403        (795)
                                                              ---------   ---------   ---------
         Net Cash Used in Investing Activities..............   (499,700)   (513,257)   (360,870)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Deposits......................................    422,852     386,072     328,203
  Proceeds from Long-term Borrowings........................     23,300          --      20,000
  Repayments of Long-term Borrowings........................         --     (10,250)     (2,150)
  Proceeds from Issuance of Guaranteed Trust Preferred
    Securities..............................................     24,250          --          --
  Proceeds from Issuance of Common Stock....................      7,649       5,800      32,584
  Proceeds from Stock Options Exercised.....................        193         522         113
  Purchase/Sale of Treasury Stock...........................         --           6          --
  Net Increase (Decrease) in Short-term Borrowings..........     33,220     110,534     (12,916)
                                                              ---------   ---------   ---------
         Net Cash Provided by Financing Activities..........    511,464     492,684     365,834
                                                              ---------   ---------   ---------
Net Increase in Cash and Cash Equivalents...................     18,527       2,018      12,306
Cash and Cash Equivalents, Beginning of Period..............     24,098      22,080       9,774
                                                              ---------   ---------   ---------
Cash and Cash Equivalents, End of Period....................  $  42,625   $  24,098   $  22,080
                                                              =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $ 104,745   $  58,505   $  40,543
  Income Taxes..............................................     13,463      10,040       6,278
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Transfers of Loans to Foreclosed Properties & Other
      Assets................................................     13,263       1,099         579

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     CIB Marine Bancshares, Inc. is a bank holding company owning 100% of the common stock of its subsidiaries. References to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to customers who are small and middle-market businesses and the investment in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Offices and, generally, customers are located in the central Illinois, Chicago, Milwaukee, Indianapolis, and Omaha markets.

     The accounting and reporting policies of CIB Marine conformed to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

CONSOLIDATION

     The consolidated financial statements include the accounts of CIB Marine and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. CIB Marine and its subsidiaries utilize the accrual basis of accounting.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in these factors can significantly affect CIB Marine's net interest income and the value of its recorded assets and liabilities.

RECLASSIFICATIONS

     Reclassifications have been made to certain balances as of and for the years ended December 31, 1999 and 1998 to be consistent with classifications adopted for 2000.

CASH FLOWS

     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions "Cash and Due from Banks" and "Federal Funds Sold", all of which mature within ninety days.

GOODWILL AND OTHER IDENTIFIED INTANGIBLES

     Intangible assets are amortized using the straight-line method over the estimated remaining benefit periods which approximates 15 years for goodwill and 8 to 10 years for core deposit intangibles. CIB Marine reviews goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adjustments, if any, would be recorded as a loss in the statement of income in the period in which the asset is determined to be impaired.

                          CIB MARINE BANCSHARES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

PREMISES AND EQUIPMENT

     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed primarily using the straight-line method. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized. Leasehold improvements included in premises and equipment are amortized over the shorter of the useful life or the term of the lease.

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

SECURITIES AVAILABLE FOR SALE

     Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Impairments in the value of available for sale securities, which are other than temporary, are accounted for as a realized loss. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

LOANS HELD FOR SALE

     Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by a charge to income.

                          CIB MARINE BANCSHARES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

LOANS AND ALLOWANCE FOR LOAN LOSS

     Loans that management has the intent and ability to hold to maturity or the foreseeable future are stated at the amount of unpaid principal, reduced by net deferred fees or costs to originate and an allowance for loan loss. The accrual of interest on loans is generally discontinued when a loan becomes ninety days delinquent unless the credit is well secured and in process of collection. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

     The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal amount is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

     The provision for loan loss is based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, the relationship of the allowance for loan loss to outstanding loans, past loan loss experience, the estimated value of any underlying collateral and general economic conditions.

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

     A loan is treated as impaired when it is probable, based upon current information and events, that CIB Marine will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is recognized by creating an allowance for loan loss with a charge to the provision for loan loss for the difference between its carrying value and its fair value. Changes in the net carrying amount of the loan from one reporting period to the next are accounted for as an adjustment to the provision for loan loss. Impaired loans do not include nonperforming homogeneous loans such as 1-4 family real estate loans and consumer loans. Loans, including impaired loans, are placed on nonaccrual status when it is determined that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. Income on impaired and nonaccrual loans is generally recorded when cash is received and management considers it unlikely there will be a loss of principal.

     Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Fees for loans sold and other loan fees are included in loan fee income as realized.

STOCK-BASED COMPENSATION

     CIB Marine applies Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for its stock-based compensation plans. Under Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation, companies may elect to recognize stock-based compensation expenses based on the fair value of the awards or continue to account for stock-based compensation under APB 25. CIB Marine has elected to continue to apply the provisions of APB 25.

     Under APB 25, stock based compensation expense includes the excess, if any, of the market price of the stock at grant date or other measurement date, over the exercise price. This expense is recognized over the vesting period of the options. Certain stock options have an exercise price less than the market price at the

                          CIB MARINE BANCSHARES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

measurement date; accordingly, compensation expense associated with those options is included in salaries and employee benefits expense with a corresponding increase in capital surplus.

     CIB Marine follows the practice of recording amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an increase in capital surplus.

BUSINESS SEGMENTS

     An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense. A segment is further defined as a component whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available.

     CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana and Nebraska. These services include commercial and retail lending and deposits. While CIB Marine's chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas, except for mortgage banking, are managed and financial performance is evaluated on a corporate-wide basis. The mortgage banking operations are not presented as a separate segment as its assets and results of operations do not meet the required disclosure criteria. Accordingly, all of CIB Marine's operations are reported in its financial statements in one reportable operating segment.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options based upon the treasury stock method.

NEW ACCOUNTING PRONOUNCEMENTS

DERIVATIVE AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133, as amended in September 2000 by SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS 133, as amended, to all hybrid contracts, only those hybrid instruments that were issued,

                          CIB MARINE BANCSHARES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

acquired or substantively modified after December 31, 1997, or only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998.

     Effective January 1, 2001, CIB Marine adopted SFAS 133, as amended by SFAS 138 which establishes new rules for the recognition and measurement of derivatives and hedging activities. The impact resulting from the transition adjustment of adopting SFAS 133 will be $0.005 million to income and no adjustment to other comprehensive income. CIB Marine does not expect that SFAS 133/138 will result in a material difference to income compared to current accounting.

     CIB Marine utilizes derivative instruments primarily to hedge against market risks in order to reduce earnings volatility attributable to changes in market interest rates. The derivative instruments utilized by CIB Marine include primarily interest rate swaps and forward contracts, but market risk policies of CIB Marine allow for the use of other derivative instruments.

     CIB Marine utilizes interest rate swaps to hedge the changes in fair value of fixed rate borrowings and deposits attributable to changes in market interest rates. CIB Marine primarily engages in floating-pay, fixed-receive swaps whereby CIB Marine pays a floating interest rate based upon an index (e.g., 3-month LIBOR) and receives a fixed rate of interest rate. This type of transaction is used to hedge the exposure of changes in fair value of a fixed rate liability, and effectively change the net interest cash flows from fixed rate to floating rate. This particular transaction is engaged in to provide a hedged funding liability that more closely offsets the market risk of certain floating rate assets whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. In order to offset these risks, CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps. At December 31, 2000 and 1999, CIB Marine had floating-pay, fixed-receive interest rates swaps outstanding with a notional amount of $25.0 million and $0.0 million, respectively. The agreements had a fixed-receive rate of 7.08%, a floating-pay rate reset to 6.56%, and a maturity date of 2008. The fair market value of the swaps was $1.8 million and $0.0 million as of December 31, 2000 and 1999, respectively.

     CIB Marine's mortgage banking activities include the issuance of commitments to extend mortgage loans to be held for sale with interest rate locks and the utilization of conditional forward contracts to hedge the changes in cash flow of forecasted sales of residential mortgage loans attributable to changes in market interest rates. CIB Marine does not formally designate a hedging relationship under SFAS 133 for the use of these loan commitments and forward contracts in its mortgage banking activities. CIB Marine is in a short position with conditional forward contracts whereby CIB Marine agrees to sell a residential mortgage loan at a pre-established price at some future date. This type of hedge is used to hedge the exposure of changes in the prices of residential mortgage loans from the time CIB Marine issues a loan commitment to the time the loan sale actually occurs. Residential mortgage loans forecasted for sale are primarily those originated or purchased by CIB Marine in its mortgage banking activities. The notional amount of forward contracts outstanding varies and is a function of the current loans held for sale and commitments to extend mortgage loans to be held for sale. At December 31, 2000, CIB Marine had forward sale agreements in the amount of $63.5 million, with a fair market value of ($0.4) million. At December 31, 2000 CIB Marine had commitments to extend credit with interest rate locks of $48.2 million, with a fair market value of $0.5 million.

     In addition, CIB Marine has various agreements to be compensated for extensions of credit in addition to interest rate. The compensation is typically based upon or determined by the financial performance of the borrower. At December 31, 2000, CIB Marine determined these not to have any fair value.

                          CIB MARINE BANCSHARES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     In September 2000, FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) -- a replacement of SFAS No. 125. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities when extinguished. SFAS 140 provides consistent standards for distinguishing transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 was effective for recognition and reclassification of collateral and for disclosures relating to securitization of transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 is to be applied prospectively with certain exceptions and earlier or retroactive application of SFAS 140 is not permitted. Adoption of SFAS 140 did not materially effect the results of operations or financial position of CIB Marine.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

     In March 2000, the FASB issued Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB 25 (FIN
44). This Interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN 44 was adopted during the year ended December 31, 2000. This adoption did not have a material effect on consolidated financial position or results of operations.

NOTE 2 -- STOCK SPLIT

     On June 19, 2000 CIB Marine announced that its Board of Directors approved a 150-for-1 split of the Company's outstanding shares of common stock. The stock split was effected in the form of a stock dividend and each shareholder of record at the close of business on July 1, 2000, received 149 additional shares of common stock for every share of common stock held. The stock dividends resulting from the stock split were distributed by CIB Marine's transfer agent on or about July 25, 2000. All share and per share data contained in this document have been restated to reflect the effect of this stock split.

NOTE 3 -- EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share:

                          CIB MARINE BANCSHARES, INC.

NOTE 3 -- EARNINGS PER SHARE -- CONTINUED

                                                 2000           1999           1998
                                                 ----           ----           ----
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income..................................  $    21,073    $    13,535    $     8,654
                                              ===========    ===========    ===========
Weighted average shares outstanding:
  Basic.....................................   16,734,204     16,087,237     15,067,664
     Effect of dilutive stock options
       outstanding..........................      234,667        182,075        129,600
                                              -----------    -----------    -----------
  Diluted...................................   16,968,871     16,269,312     15,197,264
                                              ===========    ===========    ===========
Earnings per share -- Basic.................  $      1.26    $      0.84    $      0.57
  Effect of dilutive stock options
     outstanding............................        (0.02)         (0.01)            --
                                              -----------    -----------    -----------
Earnings per share -- Diluted...............  $      1.24    $      0.83    $      0.57
                                              ===========    ===========    ===========

NOTE 4 -- BUSINESS COMBINATIONS

     On July 16, 1998, CIB Marine purchased the equipment of a banking office in Gurnee, Illinois, and assumed $13.3 million in deposits. The net purchase price for equipment and deposit premium was $1.1 million. CIB Marine also assumed the lease for the banking office. The transaction was accounted for as a purchase, and the results of operations since then have been included in the consolidated financial statements. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed, in the amount of $0.8 million, is classified as goodwill and is being amortized over 15 years using the straight-line method.

     On February 26, 1999, CIB Marine sold a banking office in Charleston, Illinois along with $14.4 million of loans and $12.2 million of deposits. The transaction was accounted for as a sale. The net proceeds were $3.1 million and the $0.8 million gain on the transaction is reflected as a component of noninterest income in the Consolidated Statements of Income.

     On March 29, 1999, CIB Marine purchased two banking offices, one each in Arlington Heights and Mount Prospect, Illinois, and assumed $115.8 million of deposits. The net purchase price for premises and equipment and deposit premium was $14.5 million. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed was $9.5 million, of which $1.4 million is a core deposit intangible being amortized over the 11 year expected lives of the related deposits based upon a level-yield amortization method. Goodwill of $8.1 million is being amortized over 15 years using the straight-line method.

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

     On March 6, 2001, CIB Marine signed a definitive agreement whereby it will acquire, through a merger transaction, Citrus Financial Services, Inc. Citrus Financial is a locally owned one-bank holding company headquartered in Vero Beach, Florida. Citrus Financial operates primarily through its subsidiary, Citrus Bank N.A., and offers a broad range of retail and commercial banking services. At December 31, 2000, Citrus Financial had total assets of approximately $95.9 million with 3 full-service banking facilities, one each in Vero Beach, Barefoot Bay and Sebastian, and a loan production office in Sebring, Florida. Pursuant to the terms of the merger agreement, shares of Citrus Financial will be exchanged for shares of CIB Marine

                          CIB MARINE BANCSHARES, INC.

NOTE 4 -- BUSINESS COMBINATIONS -- CONTINUED

common stock. The exchange ratio will be based on a 1.75 multiple of book value for CIB Marine common stock and a 1.68 multiple of book value for Citrus Financial common stock. Upon closing, each share of Citrus Financial common stock will be exchanged for the number of shares of CIB Marine common stock equal to 1.68 times the book value per share of Citrus Financial common stock divided by 1.75 times the book value per share of CIB Marine common stock. Using December 31, 2000 figures, the book value per share of CIB Marine common stock was $11.50 and the book value per share of Citrus Financial common stock was approximately $6.16, resulting in a deal value of approximately $15 million. However, this deal value does not take into account the pre-closing adjustments. The shares of Citrus Financial are not publicly traded. The transaction, which will be accounted for as a pooling of interests, is expected to close during the latter part of 2001. The transaction is subject to various regulatory approvals, Citrus Financial shareholder approval and other customary conditions. This transaction will enable CIB Marine to expand its Florida operations and better serve its current customers who have existing ties to Florida. CIB Marine intends to continue using the Citrus Bank name in Florida.

NOTE 5 -- CASH AND DUE FROM BANKS

     CIB Marine is required to maintain average reserve balances with the Federal Reserve Bank. The required reserves of $4.3 million and $4.4 million at December 31, 2000 and 1999, respectively, were maintained by CIB Marine.

NOTE 6 -- SECURITIES

     The carrying amount of securities, gross unrealized gains and losses and their approximate fair values at December 31, 2000 and 1999 are as follows:

                          CIB MARINE BANCSHARES, INC.

NOTE 6 -- SECURITIES -- CONTINUED

Securities Available for Sale:

                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS        LOSSES      VALUE
                                                        ---------   ----------   ----------    -----
                                                                    (DOLLARS IN THOUSANDS)
2000
------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies.................................  $241,694      $3,367       $  596     $244,465
Obligations of states and political subdivisions......     7,627          65            1        7,691
Other notes and bonds.................................    51,097           7           47       51,057
Mortgage backed securities............................    58,365       1,029          110       59,284
Federal Home Loan Bank stock..........................     3,590          --           --        3,590
Other equities........................................        50          --           --           50
                                                        --------      ------       ------     --------
                                                        $362,423      $4,468       $  754     $366,137
                                                        ========      ======       ======     ========
1999
------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  Government agencies.................................  $190,585      $   13       $3,073     $187,525
Obligations of states and political subdivisions......     3,735         198            4        3,929
Other notes and bonds.................................     2,107          --           20        2,087
Mortgage backed securities............................    18,821          --          421       18,400
Federal Home Loan Bank stock..........................     4,482          --           --        4,482
Other equities........................................        37          --           --           37
                                                        --------      ------       ------     --------
                                                        $219,767      $  211       $3,518     $216,460
                                                        ========      ======       ======     ========

Securities Held to Maturity:

                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS        LOSSES      VALUE
                                                        ---------   ----------   ----------    -----
2000
------------------------------------------------------
U. S. Treasury securities and obligations of U.S.
  Government agencies.................................  $ 60,000      $  296       $   73     $ 60,223
Obligations of states and political subdivisions......    46,434         639          320       46,753
Other notes and bonds.................................       450          --           --          450
Mortgage backed securities............................    19,220         261           51       19,430
                                                        --------      ------       ------     --------
                                                        $126,104      $1,196       $  444     $126,856
                                                        ========      ======       ======     ========
1999
------------------------------------------------------
U. S. Treasury securities and obligations of U.S.
  Government agencies.................................  $ 73,940      $   30       $  843     $ 73,127
Obligations of states and political subdivisions......    57,679         157          962       56,874
Other notes and bonds.................................       450          --           --          450
Mortgage backed securities............................    14,821          16          166       14,671
                                                        --------      ------       ------     --------
                                                        $146,890      $  203       $1,971     $145,122
                                                        ========      ======       ======     ========

                          CIB MARINE BANCSHARES, INC.

NOTE 6 -- SECURITIES -- CONTINUED

     Assets, primarily securities, carried at approximately $209.1 million and $168.2 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, Federal Home Loan Bank Advances and for other purposes as required or permitted by law. The approximate fair value of these assets were $210.5 million and $167.4 million, at December 31, 2000 and 1999, respectively.

     The amortized cost and fair value of the securities as of December 31, 2000, by contractual maturity, are shown below. Securities, other than mortgage backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage backed securities are not included in the maturity categories in the following maturity schedules.

                                                SECURITIES HELD TO MATURITY     SECURITIES AVAILABLE FOR SALE
                                                ----------------------------    ------------------------------
                                                 AMORTIZED          FAIR          AMORTIZED           FAIR
                                                    COST            VALUE           COST             VALUE
                                                 ---------          -----         ---------          -----
                                                                    (DOLLARS IN THOUSANDS)
Due in one year or less.......................    $ 11,301        $ 11,314         $106,248         $106,019
Due after one year through five years.........      64,750          64,993          187,901          190,780
Due after five years through ten years........      22,896          23,085            6,269            6,414
Due after ten years...........................       7,937           8,034               --               --
                                                  --------        --------         --------         --------
                                                   106,884         107,426          300,418          303,213
FHLB Stock & Other Equities...................          --              --            3,640            3,640
Mortgage backed securities....................      19,220          19,430           58,365           59,284
                                                  --------        --------         --------         --------
                                                  $126,104        $126,856         $362,423         $366,137
                                                  ========        ========         ========         ========

     Proceeds from the sale of securities available for sale during 2000, 1999 and 1998, were $26.2 million, $0.0 million and $16.2 million, respectively. Net realized gains on sales of securities available for sale were $0.03 million, $0.0 million and $0.3 million in 2000, 1999 and 1998, respectively. There were no sales of held to maturity securities in any of these periods.

                          CIB MARINE BANCSHARES, INC.

NOTE 7 -- LOANS AND ALLOWANCE FOR LOAN LOSS

Loans

     The components of loans in the consolidated balance sheets were as follows:

                                                              2000         1999
                                                              ----         ----
                                                           (DOLLARS IN THOUSANDS)
                                                           -----------------------
Commercial and agricultural..............................  $  598,270   $  460,411
Real estate:
  1-4 family.............................................      67,080       50,292
  Commercial real estate.................................     809,325      646,484
  Construction...........................................     277,864      214,251
                                                           ----------   ----------
          Total Real Estate Loans........................   1,154,269      911,027
Consumer.................................................       8,455       13,152
Credit Cards.............................................       1,833        1,436
Other....................................................       4,392        5,486
                                                           ----------   ----------
          Total Consumer Loans...........................      14,680       20,074
Gross Loans..............................................   1,767,219    1,391,512
Deferred fees, net.......................................      (4,264)      (3,681)
Allowance for loan loss..................................     (23,002)     (15,813)
                                                           ----------   ----------
Loans, net...............................................  $1,739,953   $1,372,018
                                                           ==========   ==========

     Loans on nonaccrual status were $14.5 million and $3.0 million at December 31, 2000 and 1999, respectively. CIB Marine has $7.7 million in nonaccrual loans to one borrower that are not classified as impaired loans because management expects to collect all amounts due including interest accrued at the contractual interest rate. The total recorded investment in impaired loans was $6.5 million and $1.9 million at December 31, 2000 and 1999, respectively, all of which have a related allowance for loan loss. The allowance for loan loss related to these impaired loans was $1.6 million and $0.6 million at December 31, 2000 and 1999, respectively. The average amount of investment in impaired loans during 2000, 1999 and 1998 was $3.9 million, $2.9 million and $3.1 million, respectively. The income recorded on these loans in 2000, 1999 and 1998 was $0.8 million, $0.5 million and $0.05 million.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $14.6 million and $15.8 million as of December 31, 2000 and 1999, respectively. Included in other assets is an intangible asset for originated mortgage servicing rights for loans serviced for others. These amounted to $0.03 million at both December 31, 2000 and 1999. There was no valuation allowance for this intangible asset in either 2000 or 1999.

Credit Concentrations

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry exceeds 25% of the capital of CIB Marine. At December 31, 2000, CIB Marine did not have any borrowing relationships with individual borrowers or related groups of borrowers that exceeded 25% of capital.

     In July 1999, one of CIB Marine's borrowers, whose total borrowing relationship exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of this borrower's net worth. The decline in the value of this security caused liquidity problems for this borrower with respect to its obligations to CIB Marine and other lenders. Since March 2000, the total outstanding lending commitment associated with this borrowing relationship has represented less than 25% of the capital of CIB Marine. As of December 31,

                          CIB MARINE BANCSHARES, INC.

NOTE 7 -- LOANS AND ALLOWANCE FOR LOAN LOSS -- CONTINUED

2000, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $34.5 million. The aggregate principal amount actually drawn and outstanding at December 31, 2000, with respect to this borrowing relationship was approximately $28.9 million and all such loans were current with respect to principal and interest. CIB Marine has renewed certain loans and extended new loans to this borrower and its related interests since July 1999 based upon a credit evaluation at the time of origination or renewal. As loans to this borrower become due, CIB Marine will evaluate the credit relationship at that time to determine whether to renew such loans.

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

     In order to assess this borrower's liquidity needs, CIB Marine continues to monitor the borrower's obligations to other lenders and their collateral positions. In November 1999, two of these other lenders filed lawsuits to recover amounts due to them. During February 2000 one of these lawsuits was dismissed. In March 2000, a third lender filed a lawsuit to recover amounts due it. This lawsuit was dismissed in July 2000. In August 2000, another lawsuit was filed against this borrower by another lender to recover amounts due it. The borrower is engaging in a voluntary and orderly disposition of certain of its assets to satisfy various obligations to CIB Marine and other lenders and to strengthen its liquidity position.

     In working with this borrower to address its liquidity problems, management determined that it was in the best interest of CIB Marine to provide this borrower with additional cash to help it meet its current obligations both to CIB Marine and to other lenders. On September 9, 1999, CIB Marine purchased limited partnership interests in three private investment funds from this borrower. The adjusted purchase price for these limited partnership interests was $2.3 million, of which $1.0 million was used by the borrower to repay a loan from CIB Marine that was previously secured by an interest in one of these limited partnerships. A description of this investment is discussed in "Other Assets."

     CIB Marine has not suffered any losses with respect to its loans to this borrower and has determined that an additional provision to its allowance for loan loss, above the normal provisions for a loan of similar credit quality, is not currently required. CIB Marine cannot provide assurances that an additional provision will not be required in the future or that there will not be future losses with respect to loans to this borrower. Management of CIB Marine will continue to closely monitor its loans to this borrower in order to assess its ongoing exposure to the credit risk posed by this borrower and will take additional action if deemed appropriate.

     At December 31, 2000, CIB Marine had credit relationships within three industries or industry groups that exceeded 25% of its capital as of that date. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $721.5 million, or 40.8% of gross loans and 370.8% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $149.5 million, or 8.5% of gross loans and 76.8% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $109.7 million, or 6.2% of gross loans and 56.4% of stockholders' equity.

     Commercial or multi-family real estate, other business collateral and/or personal property generally collateralize the loans and lines of credit described in this section. Additionally, most of the loans are personally guaranteed by the principals. Management has no reason to believe that each loan within these

                          CIB MARINE BANCSHARES, INC.

NOTE 7 -- LOANS AND ALLOWANCE FOR LOAN LOSS -- CONTINUED

concentrations represent any greater risk of loss than CIB Marine's other loans that are similarly collateralized and underwritten.

Allowance

     Changes in the allowance for loan loss for the years ended December 31 are as follows:

                                                       2000      1999      1998
                                                       ----      ----      ----
                                                        (DOLLARS IN THOUSANDS)
Balance at Beginning of Year........................  $15,813   $10,657   $ 6,692
Charge-offs.........................................   (1,292)   (1,090)     (928)
Recoveries..........................................      157       136       160
                                                      -------   -------   -------
  Net...............................................   (1,135)     (954)     (768)
Provision for loan loss.............................    8,324     6,110     4,733
                                                      -------   -------   -------
Balance at End of Year..............................  $23,002   $15,813   $10,657
                                                      =======   =======   =======

Director and Officer Loans

     Certain directors of CIB Marine and subsidiary banks, companies with which they are affiliated, and certain principal officers are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 2000 is as follows (dollars in thousands):

Balance as of December 31, 1999.............................    $40,569
New Loans...................................................     15,558
Repayments..................................................    (20,475)
                                                                -------
Balance as of December 31, 2000.............................    $35,652
                                                                =======

NOTE 8 -- PREMISES AND EQUIPMENT, NET

     The major classes of premises and equipment and accumulated depreciation at December 31, are summarized as follows:

                                                                 2000         1999
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
Land......................................................     $  3,993      $ 4,614
Building and improvements.................................       12,083       12,469
Furniture and equipment...................................       14,877       12,189
Construction in progress..................................          868          258
                                                               --------      -------
                                                                 31,821       29,530
Less: Accumulated depreciation............................      (10,323)      (8,031)
                                                               --------      -------
Balance as of December 31.................................     $ 21,498      $21,499
                                                               ========      =======

     Depreciation expense totaled $2.5 million, $2.1 million and $1.6 million for 2000, 1999 and 1998, respectively.

                          CIB MARINE BANCSHARES, INC.

NOTE 8 -- PREMISES AND EQUIPMENT, NET -- CONTINUED

     CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates. Such noncancellable operating leases also include options to renew. On June 30, 2000 CIB Marine entered into a sale/leaseback transaction involving one of its banking facilities which resulted in a net gain of approximately $0.1 million which is being amortized over the 10-year lease term. This lease is being accounted for as an operating lease. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000 (dollars in thousands).

2001........................................................  $1,495
2002........................................................   1,535
2003........................................................   1,510
2004........................................................   1,289
2005........................................................     873
Thereafter..................................................   3,268
                                                              ------
Total.......................................................  $9,970
                                                              ======

     Total rental expense was $1.2 million, $0.9 million and $0.6 million for 2000, 1999 and 1998, respectively.

NOTE 9 -- OTHER ASSETS

     On October 16, 2000, CIB Marine acquired and or assumed, through MICR, Inc., a wholly owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. At the time of the acquisition, the loan principal plus accrued interest, late fees and various collection costs were in the aggregate amount of $6.5 million. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software to small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business is classified as a held for sale asset and included in Other Assets on CIB Marine's Consolidated Balance Sheets at $6.7 million. This amount represents the approximate fair value as determined by an independent appraisal of the business, less estimated costs to sell, and includes the net income recorded under the equity method from October 16, 2000 through December 31, 2000, which amounted to $0.02 million. Income related to this business is classified as Other Noninterest Income on CIB Marine's Statements of Income. The business has generated profits in each of the prior three years and CIB Marine believes that the business will continue to generate profits. CIB Marine cannot, however, provide assurances that these profits will continue or that there will not be losses with respect to this business in the future. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 13, 2003. The option, if exercised, is not expected to result in any gain or loss to CIB Marine. CIB Marine is required under bank regulations to develop a plan to dispose of this asset within a reasonable time period unless otherwise permitted by the regulators.

NOTE 10 -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 2000 and 1999, were $519.0 million and $415.9 million, respectively. Brokered time deposits were $68.3 million, or 3.5%, of total deposits at December 31, 2000, and $80.7 million, or 5.3%, of total deposits at December 31, 1999.

                          CIB MARINE BANCSHARES, INC.

NOTE 10 -- DEPOSITS -- CONTINUED
     At December 31, 2000, the scheduled maturities of time deposits are as follows (dollars in thousands):

2001........................................................  $1,382,772
2002........................................................     102,367
2003........................................................      51,092
2004........................................................       3,154
2005........................................................       3,301
Thereafter..................................................          12
                                                              ----------
Total.......................................................  $1,542,698
                                                              ==========

NOTE 11 -- SHORT-TERM BORROWINGS

                                                               2000         1999
                                                               ----         ----
                                                             (DOLLARS IN THOUSANDS)
At December 31.............................................  $146,439     $113,219
Average during year........................................   103,853       25,262
Maximum month-end balance..................................   146,439      113,219
Average rate at year-end...................................      6.37%        6.12%
Average rate during year...................................      6.85%        5.97%

     Federal funds purchased, which totaled $108.0 million at December 31, 2000, generally represent one-day borrowings. Securities sold under repurchase agreements, which total $19.9 million at December 31, 2000, represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agencies securities. The fair value of securities sold under repurchase agreements was approximately $22.3 million and $27.6 million at December 31, 2000 and 1999, respectively. The securities underlying the agreements were under CIB Marine's control at December 31, 2000 and 1999. Short-term borrowings included Federal Home Loan Bank notes of $0 and $26.4 million at December 31, 2000 and 1999, respectively. Commercial Paper was also included in short-term borrowings and amounted to $6.5 million at December 31, 2000. There were no commercial paper borrowings in 1999.

     CIB Marine has a treasury, tax and loan note option with the Federal Reserve Bank. The balance in the note option was $0.5 million and $0.4 million at December 31, 2000 and 1999, respectively.

     CIB Marine has a $30.0 million secured revolving line of credit from a non-affiliated commercial bank. The outstanding balances at December 31, 2000 and 1999 were $11.6 million and $29.7 million, respectively. The line of credit matures April 1, 2001, and bears interest at the London Interbank Offered Rate (LIBOR) + 1.5%. During 2000, the highest month-end balance was $30.0 million and average monthly balance was $21.1 million. The loan is subject to certain restrictive covenants and CIB Marine believes it was in compliance with all such covenants at December 31, 2000.

                          CIB MARINE BANCSHARES, INC.

NOTE 12 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheet at December 31, 2000 and 1999.

DECEMBER 31, 2000    DECEMBER 31, 1999
------------------   ------------------                CALLABLE
        (DOLLARS IN THOUSANDS)            SCHEDULED   QUARTERLY @
 BALANCE     RATE     BALANCE     RATE    MATURITY     PAR AFTER
 -------     ----     -------     ----    ---------   -----------
3$,250...    4.95%     $3,250     4.95%    1/16/08      1/16/01
2,500...     4.95       2,500     4.95     1/16/08      1/16/01
2,000...     4.95       2,000     4.95     1/16/08      1/16/01
23,473..     7.07          --       --     6/30/08          N/A
2,000...     5.09       2,000     5.09     2/20/08      2/20/01
 -------     ----      ------     ----
3$3,223..    6.46%     $9,750     4.98%
 =======     ====      ======     ====

     CIB Marine is required to maintain qualifying collateral as security for the notes. The debt to collateral ratio cannot exceed 60%. CIB Marine had eligible collateral of $102.0 million and $50.4 million at December 31, 2000 and 1999, respectively. As of December 31, 2000, this collateral consisted of securities with a fair market value of $62.3 million and 1-4 family residential mortgages not more than 90 days delinquent of $39.7 million.

     On February 25, 2000, CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008, with a net cost, including premium, of 7.07%. The premium amount of $1.7 million is being amortized to interest expense over the life of the borrowing. As of December 31, 2000, the unamortized balance related to this premium was $1.5 million. Simultaneously with this advance, CIB Marine entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008, whereby CIB Marine pays a variable rate of interest at the 1 month LIBOR rate and earns a fixed rate of interest at 7.08%. As of December 31, 2000, the fair market value of the swap was approximately $1.8 million and the net cash received from the hedging relationship for the year ended December 31, 2000, was approximately $0.1 million. CIB Marine's management believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

     In March and September 2000, CIB Marine issued $10.0 million and $15.0 million, respectively, in guaranteed trust preferred securities through wholly owned special-purpose trusts. These securities qualify as Tier 1 equity capital for regulatory capital purposes. The securities are classified in the liability section of the Consolidated Balance Sheets, and the distributions on the securities are classified as interest expense in the Consolidated Statements of Income. Such distributions are cumulative and are payable to the security holders semi-annually at rates of 10.875% and 10.60% per annum, respectively. CIB Marine fully and unconditionally guarantees the obligations of the trusts on a subordinated basis.

     The securities from the March issuance are mandatorily redeemable upon their maturity on March 8, 2030, and are callable beginning March 8, 2010, at a premium, which declines ratably to par by 2020. The securities from the September issuance are mandatorily redeemable upon their maturity on September 7, 2030, and are callable beginning September 7, 2010, at a premium, which declines ratably to par by 2020. Issuance costs of $0.3 million and $0.5 million, related to the securities issued in March and September, respectively, are classified as other assets on the balance sheets and are being amortized over the expected life of the securities as an adjustment to interest expense.

                          CIB MARINE BANCSHARES, INC.

NOTE 13 -- STOCKHOLDERS' EQUITY

     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. At December 31, 2000, approximately $51.0 million of the retained earnings of the banking subsidiaries was available for the payment of dividends to CIB Marine without prior regulatory agency approval.

     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by the three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well-capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

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

     At December 31, 2000, which is the most recent notification from the banks' primary regulators, all of the bank subsidiaries were categorized as well capitalized under the regulatory framework for prompt corrective action.

                          CIB MARINE BANCSHARES, INC.

NOTE 13 -- STOCKHOLDERS' EQUITY -- CONTINUED

     The actual and required capital amounts and ratios are presented in the tables below.

                                                                                    TO BE WELL
                                                                                    CAPITALIZED
                                                             FOR CAPITAL           UNDER PROMPT
                                            ACTUAL        ADEQUACY PURPOSES    CORRECTIVE PROVISIONS
                                       ----------------   ------------------   ---------------------
           AS OF 12/31/00               AMOUNT    RATIO    AMOUNT     RATIO      AMOUNT      RATIO
           --------------               ------    -----    ------     -----      ------      -----
                                                          (DOLLARS IN THOUSANDS)
Total Capital (to RWA)(1)
  CIB Marine Bancshares, Inc. .......  $227,607   10.66%  $170,826    8.00%     $    N/A        N/A
  Central Illinois Bank..............    71,734   10.33     55,562    8.00%       69,452     10.00%
  CIB -- Chicago.....................   111,418   10.48     85,026    8.00%      106,282     10.00%
  Marine Bank -- Milwaukee...........    28,631   11.15     20,548    8.00%       25,685     10.00%
  CIB -- Indiana.....................    14,949   15.12      7,911    8.00%        9,889     10.00%
  Marine Bank -- Omaha...............    10,164   47.41      1,715    8.00%        2,144     10.00%
Tier 1 Capital (to RWA)
  CIB Marine Bancshares, Inc. .......   204,605    9.58%    85,413    4.00%          N/A        N/A
  Central Illinois Bank..............    63,614    9.16     27,781    4.00%       41,671      6.00%
  CIB -- Chicago.....................   100,198    9.43     42,513    4.00%       63,769      6.00%
  Marine Bank -- Milwaukee...........    26,096   10.16     10,274    4.00%       15,411      6.00%
  CIB -- Indiana.....................    14,001   14.16      3,956    4.00%        5,933      6.00%
  Marine Bank -- Omaha...............     9,885   46.58        857    4.00%        1,286      6.00%
Tier 1 Leverage (to avg. assets)
  CIB Marine Bancshares, Inc.........   204,605    8.87%    92,249    4.00%          N/A        N/A
  Central Illinois Bank..............    63,614    7.97     31,931    4.00%       39,913      5.00%
  CIB -- Chicago.....................   100,198    9.02     44,458    4.00%       55,572      5.00%
  Marine Bank -- Milwaukee...........    26,096    8.53     12,230    4.00%       15,288      5.00%
  CIB -- Indiana.....................    14,001   12.85      4,359    4.00%        5,449      5.00%
  Marine Bank -- Omaha...............     9,985   36.17%     1,104    4.00%        1,380      5.00%

                          CIB MARINE BANCSHARES, INC.

NOTE 13 -- STOCKHOLDERS' EQUITY -- CONTINUED

                                                                                     TO BE WELL
                                                                                    CAPITALIZED
                                                             FOR CAPITAL            UNDER PROMPT
                                           ACTUAL         ADEQUACY PURPOSES    CORRECTIVE PROVISIONS
                                     ------------------   ------------------   ----------------------
          AS OF 12/31/99              AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT       RATIO
          --------------              ------     -----     ------     -----      ------       -----
                                                          (DOLLARS IN THOUSANDS)
Total Capital (to RWA)
  CIB Marine Bancshares, Inc. .....  $165,011    10.19%   $129,508    8.00%     $   N/A         N/A
  Central Illinois Bank............    61,481    10.31%     47,683    8.00%      59,604      10.00%
  CIB -- Chicago...................    78,491    10.36%     60,595    8.00%      75,744      10.00%
  Marine Bank -- Milwaukee.........    20,363    10.08%     16,164    8.00%      20,205      10.00%
  CIB -- Indiana...................    13,896    20.21%      5,500    8.00%       6,875      10.00%
  Marine Bank -- Omaha.............    10,003   199.22%        402    8.00%         502      10.00%
Tier 1 Capital (to RWA)
  CIB Marine Bancshares, Inc. .....   149,198     9.22%     64,754    4.00%         N/A         N/A
  Central Illinois Bank............    54,440     9.13%     23,841    4.00%      35,762       6.00%
  CIB -- Chicago...................    71,868     9.49%     30,298    4.00%      45,446       6.00%
  Marine Bank -- Milwaukee.........    18,968     9.39%      8,082    4.00%      12,123       6.00%
  CIB -- Indiana...................    13,202    19.20%      2,750    4.00%       4,125       6.00%
  Marine Bank -- Omaha.............     9,943   198.03%        201    4.00%         301       6.00%
Tier 1 Leverage (to avg. assets)
  CIB Marine Bancshares, Inc. .....   149,198     8.95%     66,701    4.00%         N/A         N/A
  Central Illinois Bank............    54,440     7.71%     28,248    4.00%      35,310       5.00%
  CIB -- Chicago...................    71,868     9.86%     29,168    4.00%      36,460       5.00%
  Marine Bank -- Milwaukee.........    18,968     9.73%      7,795    4.00%       9,743       5.00%
  CIB -- Indiana...................    13,202    18.49%      2,856    4.00%       3,570       5.00%
  Marine Bank -- Omaha.............     9,943   174.41%        228    4.00%         285       5.00%

---------------

(1) RWA -- Risk weighted assets.

NOTE 14 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Standby letters of credit are conditional commitments issued by CIB Marine to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.

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

                          CIB MARINE BANCSHARES, INC.

NOTE 14 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK -- CONTINUED

     CIB Marine has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which CIB Marine is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities and predominately comprise interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts potentially subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts used only to express the volume of the transactions. CIB Marine's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2000.

     The following table summarizes the off-balance sheet financial instruments with credit risk.

                                                                 NOTIONAL AMOUNTS
                                                              -----------------------
                                                                 2000         1998
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
Commitments to extend credit................................   $383,122     $408,003
Commitments to extend mortgage loans to be held for sale....     48,160           --
Credit card arrangements....................................      6,994        6,791
Standby letters of credit...................................     77,501       40,004
Interest rate swaps.........................................     25,000           --
Forward loan sale agreements................................     63,480          N/A

     For information related to interest rate swaps, see Note 12 -- Long-term Borrowings.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, CIB Marine has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. CIB Marine is not currently involved in any material pending legal proceedings other than litigation of a routine nature which is being defended and handled in the ordinary course of business.

NOTE 16 -- STOCK OPTION PLANS

     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2000, options to purchase 295,665 shares were available for future grant. The plan provides for the options to be exercisable over a ten year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date.

                          CIB MARINE BANCSHARES, INC.

NOTE 16 -- STOCK OPTION PLANS -- CONTINUED

     The following table shows activity relating to stock options.

                                                                      RANGE OF           WEIGHTED
                                                       NUMBER          OPTION            AVERAGE
                                                      OF SHARES   PRICES PER SHARE    EXERCISE PRICE
                                                      ---------   ----------------    --------------
Shares under option at December 31, 1997............    446,700     $ 4.95-13.73         $ 9.0296
  Granted...........................................    478,950      13.07-15.20          13.1418
  Lapsed or surrendered.............................    (30,300)      8.50-13.07          10.2061
  Exercised.........................................    (14,700)      4.95- 8.50           6.1454
                                                      ---------     ------------         --------
Shares under option at December 31, 1998............    880,650     $ 4.95-15.20         $11.2737
  Granted...........................................    340,050      16.23-16.79          16.2687
  Lapsed or surrendered.............................    (61,800)      8.50-16.63          13.3391
  Exercised.........................................    (50,850)      4.95-15.20          16.2687
                                                      ---------     ------------         --------
Shares under option at December 31, 1999............  1,108,050     $ 4.95-16.79         $12.7978
  Granted...........................................    346,137      18.40-19.11          18.4290
  Lapsed or surrendered.............................    (34,452)     10.87-18.40          15.2059
  Exercised.........................................    (20,700)      8.50-16.23          10.1080
                                                      ---------     ------------         --------
Shares under option at December 31, 2000............  1,399,035     $ 4.95-19.11         $14.1715
                                                      =========     ============         ========

     The following table summarizes information about stock options outstanding at December 31, 2000.

                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                     -------------------------------------   -----------------------
                                     WEIGHTED
                                     AVERAGE      WEIGHTED                  WEIGHTED
     RANGE OF          NUMBER       REMAINING     AVERAGE       NUMBER      AVERAGE
      OPTION         OUTSTANDING   CONTRACTUAL    EXERCISE   EXERCISABLE    EXERCISE
      PRICES         AT 12/31/00   LIFE (YEARS)    PRICE     AT 12/31/00     PRICE
     --------        -----------   ------------   --------   -----------    --------
$3.8221 -  5.7330        76,500        2.5        $ 4.9500      76,500      $ 4.9500
 5.7331 -  7.6440            --         --              --          --            --
 7.6441 -  9.5550        92,250        4.0          8.5000      92,250        8.5000
 9.5551 - 11.4660       121,050        5.3         10.8700      96,840       10.8700
11.4661 - 13.3770       426,930        7.1         13.0800     173,910       13.0826
13.3771 - 15.2880        32,850        7.0         14.0835      17,370       13.9859
15.2881 - 17.1990       308,970        8.5         16.2669      64,170       16.2656
17.1991 - 19.1100       340,485        9.6         18.4295          --            --
------------------    ---------        ---        --------     -------      --------
$3.8221 - 19.1100     1,399,035        7.4        $14.1715     521,040      $11.0881
==================    =========        ===        ========     =======      ========

     CIB Marine applies APB 25 and related interpretations in accounting for its plan. In February 1998, CIB Marine amended all of its previously adopted stock option plans to extend the exercise period of all then outstanding options from 5 to 10 years. All options granted since January 1, 1998 have been granted with 10-year expiration periods. The amendment of prior year plans resulted in a new measurement date for outstanding options granted under these plans. Compensation expense related to these plans that were amended in 1998 was $0.1 million in 2000, $0.2 million in 1999 and $1.5 million in 1988. Compensation expense related to these plans in 1998 included $1.2 million related to service for prior years.

     Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology in SFAS No. 123 Accounting for Stock Based Compensation (SFAS 123), CIB Marine's net income and earnings per share would have been the pro forma amounts indicated below:

                          CIB MARINE BANCSHARES, INC.

NOTE 16 -- STOCK OPTION PLANS -- CONTINUED

                                                         2000            1999           1998
                                                         ----            ----           ----
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income.........................  As Reported       $21,073         $13,535         $8,654
                                     Pro Forma          20,384          13,160          9,250
Basic Earnings
  Per Share........................  As Reported          1.26            0.84           0.57
                                     Pro Forma            1.22            0.82           0.61
Diluted Earnings
  Per Share........................  As Reported          1.24            0.83           0.57
                                     Pro Forma            1.20            0.81           0.61

     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 6.20%, 6.32% and 5.42%, respectively, for 2000, 1999 and 1998. The per share weighted average fair value of stock options granted during 2000 and 1999 was $8.49 and $7.60, respectively, on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

NOTE 17 -- OTHER BENEFIT PLANS

     CIB Marine provides a defined contribution 401(k) deferred compensation plan to all employees of CIB Marine and its subsidiaries who have attained age 20 and work at least a minimum number of hours. Employees enter the plan on the first entrance date after their start date. Entrance dates are January 1 and July 1 of each year. The Plan permits participants to make voluntary tax deferred contributions of up to 15% of annual compensation subject to various limitations. In the past, CIB Marine has not matched employee contributions. The administrative costs to maintain the plan are paid by the plan.

     CIB Marine has an employee stock ownership plan (ESOP) for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2000, the plan held 230,700 shares of common stock, all of which have been allocated to participants. CIB Marine made contributions in 2000 and 1999 of $ 0.4 million and $0.3 million, respectively. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.

NOTE 18 -- INCOME TAXES

     CIB Marine and its subsidiaries file consolidated federal income tax returns. The net income or loss of MICR Inc. is recorded net of income tax expense and reported as noninterest income. MICR Inc. is included in the consolidated federal income tax return of CIB Marine. The provision for income taxes in the consolidated statements of income consisted of the following for the years ended December 31:

                                                        2000      1999      1998
                                                        ----      ----      ----
                                                         (DOLLARS IN THOUSANDS)
Current tax provision:
  Federal............................................  $13,001     9,186   $5,889
  State..............................................      657     1,383      908
Deferred.............................................   (2,554)   (3,152)  (2,287)
                                                       -------   -------   ------
                                                       $11,104   $ 7,417   $4,510
                                                       =======   =======   ======

                          CIB MARINE BANCSHARES, INC.

NOTE 18 -- INCOME TAXES -- CONTINUED

     A reconciliation of the income tax provision and income taxes, which would have been provided at the federal statutory rate, is as follows:

                                             2000             1999             1998
                                        --------------    -------------    -------------
                                        AMOUNT     %      AMOUNT    %      AMOUNT    %
                                        ------     -      ------    -      ------    -
                                                     (DOLLARS IN THOUSANDS)
Statutory tax rate....................  $11,262   35.0%   $7,333   35.0%   $4,607   35.0%
Increase (reduction) in tax rate
  resulting from:
  State income taxes, net of Federal
     income tax benefit...............      159     .5       464    2.2       304    2.3
  Goodwill............................      112     .3       112     .5        --     --
  Tax exempt interest.................     (838)  (2.6)     (573)  (2.7)     (497)  (3.7)
  Other, net..........................      409    1.3        81     .4        96     .7
                                        -------   ----    ------   ----    ------   ----
                                        $11,104   34.5%   $7,417   35.4%   $4,510   34.3%
                                        =======   ====    ======   ====    ======   ====

     The net deferred tax asset in the accompanying Consolidated Balance Sheets consisted of the following:

                                                                   2000         1999
                                                                   ----         ----
                                                                (DOLLARS IN THOUSANDS)
Deferred by assets:
  Net operating losses......................................     $   355       $  219
  Allowance for loan loss...................................       8,974        6,159
  Non-cash compensation.....................................         484          568
  Deferred loan fees and other..............................       1,337        1,539
  Net unrealized loss in securities available for sale......          --        1,274
                                                                 -------       ------
Deferred tax assets before valuation allowance..............      11,150        9,750
  Valuation allowance.......................................        (378)        (130)
                                                                 -------       ------
Net deferred tax assets.....................................      10,772        9,629
                                                                 -------       ------
Deferred tax liabilities:
  Net unrealized gain in securities available for sale......       1,469           --
  Depreciation..............................................         375          448
  Other Securities..........................................         112          134
  Other.....................................................         515           29
                                                                 -------       ------
          Total deferred tax liabilities....................       2,471          611
                                                                 -------       ------
Net deferred tax asset......................................     $ 8,301       $9,018
                                                                 =======       ======

     The change in the net deferred tax asset is as follows:

                                                                 2000      1999
                                                                 ----      ----
Deferred tax benefits included in provision.................    $2,554    $3,152
Deferred tax included in other comprehensive income.........    (2,743)    1,771
Reclassifications from current..............................      (528)     (103)
                                                                ------    ------
          Total change in net deferred tax asset............    $ (717)   $4,820
                                                                ======    ======

                          CIB MARINE BANCSHARES, INC.

NOTE 18 -- INCOME TAXES -- CONTINUED

     There were federal net operating loss carryforwards of $0.3 million in both 2000 and 1999, and state net operating loss carryforwards of approximately $5.1 million and $2.8 million in 2000 and 1999, respectively. The net operating loss carryforwards will expire in varying amounts between 2002 and 2015. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset recorded will be realized.

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107).

                                                                    2000
                                                          ------------------------
                                                           CARRYING     ESTIMATED
                                                            AMOUNT      FAIR VALUE
                                                           --------     ----------
                                                           (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents...........................    $   42,625    $   42,625
  Loans held for sale.................................        15,320        15,519
  Securities available for sale.......................       366,137       366,137
  Securities held to maturity.........................       126,104       126,856
  Loans receivable, net...............................     1,743,077     1,734,761
  Accrued interest receivable.........................        20,537        20,537
Financial Liabilities:
  Deposit liabilities.................................     1,951,521     1,957,971
  Short term Borrowings...............................       146,439       146,439
  Long Term Borrowings................................        33,223        35,068
  Guaranteed Trust Preferred Securities...............        25,000        25,522
  Accrued interest payable............................        12,546        12,546

                                                     CONTRACTUAL
                                                     OR NOTIONAL    CARRYING    FAIR
                                                       AMOUNT        AMOUNT     VALUE
                                                     -----------    --------    -----
                                                          (DOLLARS IN THOUSANDS)
Off-Balance Sheet Items:
  Commitments to extend mortgage loans to be held
     for sale....................................      $48,160         $--      $ 539
  Letters of credit..............................       77,501         --         212
  Commitments to extend credit...................      383,122         --          --
  Credit card arrangements.......................        6,994         --          --
  Interest rate swap agreements..................       25,000         --       1,835
  Forward sale agreements........................       63,480         --        (381)

                          CIB MARINE BANCSHARES, INC.

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

                                                                    1999
                                                          ------------------------
                                                           CARRYING     ESTIMATED
                                                            AMOUNT      FAIR VALUE
                                                           --------     ----------
                                                           (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents...........................    $   24,098    $   24,098
  Loans held for sale.................................         2,148         2,148
  Securities available for sale.......................       216,460       216,460
  Securities held to maturity.........................       146,890       145,122
  Loans receivable, net...............................     1,372,018     1,360,392
  Accrued interest receivable.........................        13,141        13,141
Financial Liabilities:
  Deposit liabilities.................................     1,528,456     1,526,207
  Borrowings..........................................       122,969       122,105
  Accrued interest payable............................         8,228         8,228

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

     Because of the wide range of valuation techniques and the numerous estimates that must be made, it may be difficult to make reasonable comparisons of CIB Marine's fair value to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties the aggregate fair value should in no way be construed as representative of the underlying value of CIB Marine.

     The following describes the methodology and assumptions used to estimate fair value of financial instruments required by SFAS 107.

Cash and cash equivalents

     The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value. For purposes of this disclosure only, cash equivalents include cash and due from banks, Federal Funds sold and repurchase agreements.

Available for Sale and Held to Maturity Securities

     The estimated fair values of securities by type are provided in Note 6 to the Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or carrying values.

                          CIB MARINE BANCSHARES, INC.

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

Loans Held for Sale

     The fair value of loans held for sale, primarily conventional residential mortgage loans, are estimated using quoted market prices of similar loans. If a quoted market price is unavailable, the fair value is estimated using reasonable and supportable assumptions and projections.

Loans Receivable

     For loans that reprice frequently, the carrying value approximates their value. The fair values of all other loan receivables were estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and maturities. The carrying value and the fair value of Loans Receivable is net of the Allowance for Loan and Lease Losses.

Accrued Interest Receivable

     The carrying amounts of accrued interest approximate their fair values.

Deposit Liabilities

     The carrying value of deposits with no stated maturity approximates their fair value as they are payable on demand. The estimated fair value of fixed time deposits is based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates of alternative funding sources currently available for similar remaining maturities.

Short Term Borrowings

     The carrying value of short term borrowings payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, short term borrowings are those borrowings with stated final maturities of less than or equal to one year, securities sold under agreements to repurchased, US Treasury Tax and Loan Notes, Lines of Credit, Commercial Paper and other similar borrowings.

Long Term Borrowings

     The carrying value of long term borrowings payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, long term borrowings are those borrowings with stated final maturity of more than one year, including Federal Home Loan Bank advances with stated final maturity of greater of more than one year. Notwithstanding their stated final maturity of more than one year, guaranteed trust preferred securities are excluded from long term borrowings.

Guaranteed Trust Preferred Securities

     The carrying value of guaranteed trust preferred securities payable within 3 months or less approximates their fair value. The estimated fair value of guaranteed trust preferred securities with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt.

                          CIB MARINE BANCSHARES, INC.

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

Accrued Interest Payable

     The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments

     The fair value of commitments to extend mortgage loans to be held for sale represents the fair value of commitments to make or purchase loans, primarily conventional mortgage loans, at an agreed upon interest rate. The fair value is based upon current market quotes, when available. If a quoted market price is not available, fair value is estimated using reasonable and supportable assumptions and projections.

     The fair value of interest rate swaps is based upon quoted market prices, when available. If quoted market price is not available, fair value is estimated based on the net of the discounted cash flows of the fixed leg and the floating leg of the swap using as a discount rate currently existing rates available for swaps of comparable remaining term, notional value, index and counterparty credit risk.

     The fair value of letters of credit and unused and open ended lines of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for comparable transactions.

     The fair value of forward sale agreements represents the fair value of conditional forward contracts entered into to sell mortgage loans, and is related to CIB Marine's mortgage banking activities. The fair value is based upon quoted market prices, when available. If quoted market price is not available, fair value is based upon an estimate of the fair value of the forward rate agreement given current interest rates for contracts with similar notional value, underlying, and term.

NOTE 20 -- PARENT COMPANY FINANCIAL STATEMENTS

     The condensed financial statements of the parent company only, are presented as follows:

                          CIB MARINE BANCSHARES, INC.

NOTE 20 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
  Cash and Due from Banks...................................   $    907     $    365
  Investments in Subsidiaries...............................    231,043      184,702
  Other Investments.........................................      3,237        2,471
  Loans.....................................................      2,739        3,182
  Premises and Equipment, net...............................        620          248
  Accounts Receivable.......................................         71          455
  Deferred Income Taxes.....................................        586          591
  Other Assets..............................................      1,069          310
                                                               --------     --------
          Total Assets......................................   $240,272     $192,324
                                                               ========     ========
LIABILITIES
  Short-term Borrowings.....................................   $ 18,043     $ 29,710
  Accrued Interest Payable..................................        891          278
  Accrued Income Taxes......................................        673          100
  Other Liabilities.........................................      1,069          901
  Guaranteed Trust Preferred Securities.....................     25,000           --
                                                               --------     --------
          Total Liabilities.................................     45,676       30,989
                                                               --------     --------
STOCKHOLDERS' EQUITY
  Common Stock, $1 Par Value; 50,000,000 Shares Authorized,
     16,918,531 and 16,469,250 Issued and Outstanding,
     respectively...........................................     16,918       16,469
  Capital Surplus...........................................    134,725      126,891
  Retained Earnings.........................................     40,708       20,009
  Accumulated Other Comprehensive Income (Loss).............      2,245       (2,034)
                                                               --------     --------
          Total Stockholders' Equity........................    194,596      161,335
                                                               --------     --------
          Total Liabilities and Stockholders' Equity........   $240,272     $192,324
                                                               ========     ========

                          CIB MARINE BANCSHARES, INC.

NOTE 20 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED
              CONDENSED STATEMENTS OF INCOME (PARENT COMPANY ONLY)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                               ----      ----      ----
                                                                (DOLLARS IN THOUSANDS)
INTEREST AND DIVIDEND INCOME
Dividends from Subsidiaries.................................  $   750   $ 2,975   $   --
Loans.......................................................       30       281      412
Other.......................................................       12        --       14
                                                              -------   -------   ------
          Total Interest and Dividend Income................      792     3,256      426
Interest Expense -- Short-term Borrowings...................    1,833       605       83
Interest Expense -- Guaranteed Trust Preferred Securities...    1,351        --       --
                                                              -------   -------   ------
NET INTEREST INCOME (EXPENSE)...............................   (2,392)    2,651      343
NONINTEREST INCOME
Equity in Undistributed Earnings of Subsidiaries............   24,623    12,827   10,532
Loan Fees...................................................       --       109       13
Securities Gain, net........................................        9        --       --
Other Service Fees..........................................    5,450     3,744    3,052
                                                              -------   -------   ------
          Total Noninterest Income..........................   30,082    16,680   13,597
                                                              -------   -------   ------
NONINTEREST EXPENSE
Compensation and Employee Benefits..........................    6,609     5,095    5,314
Equipment...................................................      121        37       31
Occupancy and Premises......................................      577       425      239
Professional Services.......................................      780       554      286
Advertising / Marketing.....................................       38        40       17
Other.......................................................      551       576      347
                                                              -------   -------   ------
          Total Noninterest Expense.........................    8,676     6,727    6,234
                                                              -------   -------   ------
Income Before Income Taxes..................................   19,014    12,604    7,706
Income Tax Benefit..........................................   (2,059)     (931)    (948)
                                                              -------   -------   ------
          Net Income........................................  $21,073   $13,535   $8,654
                                                              =======   =======   ======

                          CIB MARINE BANCSHARES, INC.

NOTE 20 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED

            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $ 21,073   $ 13,535   $  8,654
  Adjustments to Reconcile Net Income to Net Cash Used by
     Operating Activities:
       Equity in Undistributed Earnings of Subsidiaries.....   (24,623)   (12,827)   (10,532)
       Depreciation and Amortization........................        56         54         36
       Non-Cash Compensation................................        67        185      1,459
       Deferred Tax Benefits................................       578       (322)      (371)
       Gain on Sale of Securities...........................        (9)        --         --
       Decrease (Increase) in Interest Receivable and Other
          Assets............................................       409       (391)       152
       Increase in Interest Payable and Other Liabilities...       781        596         46
                                                              --------   --------   --------
          Net Cash (Used) Provided By Operating
            Activities......................................    (1,668)       830       (556)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Limited Partnerships and Other
     Investments............................................      (766)    (2,457)        --
  Net Decrease in Loans.....................................       443        190      3,062
  Net Increase in Investment in Subsidiaries................   (18,189)   (48,336)   (31,729)
  Dividends Received from Subsidiaries......................       750      2,975         --
  Proceeds from Sale of Fixed Assets........................        47         --         20
  Capital Expenditures......................................      (500)      (102)      (184)
                                                              --------   --------   --------
          Net Cash Used in Investing Activities.............   (18,215)   (47,730)   (28,831)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock....................     7,649      5,800     32,583
  Proceeds from Stock Options Exercised.....................       193        522        114
  Purchase/Sale of Treasury Stock...........................        --          6         --
Net Increase in Guaranteed Trust Preferred Securities.......    24,250         --         --
Net (Decrease) Increase in Short-term Borrowings............   (11,667)    29,710         --
                                                              --------   --------   --------
          Net Cash Provided by Financing Activities.........    20,425     36,038     32,697
                                                              --------   --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........       542    (10,862)     3,310
Cash and Cash Equivalents, Beginning of Year................       365     11,227      7,917
                                                              --------   --------   --------
Cash and Cash Equivalents, End of Year......................  $    907   $    365   $ 11,227
                                                              ========   ========   ========

                          CIB MARINE BANCSHARES, INC.

NOTE 21 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    QUARTER ENDED 2000
                                                        -------------------------------------------
                                                        DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                        -------    --------    -------    --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
2000
Total Interest Income.................................  $51,303     $47,996    $44,094     $39,515
Total Interest Expense................................   31,815      29,137     25,501      22,610
                                                        -------     -------    -------     -------
Net Interest Income...................................   19,488      18,859     18,593      16,905
Provision for Loan Losses.............................    2,074       1,975      1,915       2,360
                                                        -------     -------    -------     -------
Net Interest Income After Provision for Loan Loss.....   17,414      16,884     16,678      14,545
Securities Gains, net.................................       22           9         --          --
Other Noninterest Income..............................    3,069       1,907      1,817       1,377
Noninterest Expense...................................    9,889      10,662     10,886      10,108
                                                        -------     -------    -------     -------
Income Before Income Taxes............................   10,616       8,138      7,609       5,814
Income Tax Expense....................................    3,406       2,928      2,678       2,092
                                                        -------     -------    -------     -------
Net Income............................................  $ 7,210     $ 5,210    $ 4,931     $ 3,722
                                                        =======     =======    =======     =======
Earnings Per Share:
  Basic...............................................  $  0.38     $  0.33    $  0.31     $  0.24
  Diluted.............................................     0.38        0.32       0.31        0.24

                                                                    QUARTER ENDED 1999
                                                        -------------------------------------------
                                                        DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                        -------    --------    -------    --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
1999
Total Interest Income.................................  $34,134     $30,567    $27,441     $24,015
Total Interest Expense................................   18,582      16,497     14,352      12,373
                                                        -------     -------    -------     -------
Net Interest Income...................................   15,552      14,070     13,089      11,642
Provision for Loan Losses.............................    1,625       1,515      1,484       1,486
                                                        -------     -------    -------     -------
Net Interest Income After Provision for Loan Loss.....   13,927      12,555     11,605      10,156
Securities Gains, net.................................       --          --         --          --
Other Noninterest Income..............................    1,261       1,272      1,309       1,941
Noninterest Expense...................................    9,136       8,587      8,111       7,239
                                                        -------     -------    -------     -------
Income Before Income Taxes............................    6,052       5,240      4,803       4,858
Income Tax Expense....................................    2,192       1,832      1,658       1,736
                                                        -------     -------    -------     -------
Net Income............................................  $ 3,860     $ 3,408    $ 3,145     $ 3,122
                                                        =======     =======    =======     =======
Earnings Per Share:
  Basic...............................................  $  0.24     $  0.21    $  0.20     $  0.19
  Diluted.............................................     0.24        0.21       0.19        0.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements or reportable events of the nature required to be disclosed pursuant to Item 304(b) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

     The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on April 26, 2001 under the caption "Proposal 1 -- Election of Directors -- Information Regarding Nominees and Directors."

     The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item. Executive Officers of CIB Marine."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on April 26, 2001 under the captions "Proposal 1 -- Election of Directors" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on April 26, 2001 under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1 -- Election of Directors -- Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information called for by Item 13 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on April 26, 2001 under the caption "Proposal 1 -- Election of Directors -- Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     - Independent Auditors' Report of KPMG LLP.

     - Consolidated Balance Sheets as of December 31, 2000 and 1999.

     - Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.

     - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

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

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by CIB Marine during the quarter ended December 31, 2000.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CIB MARINE BANCSHARES, INC.
                                                (registrant)

Date: March 29, 2001                            By: /s/
                                                -----------------------------------------------------
                                                    J. Michael Straka
                                                    President and Chief Executive Officer

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                         /s/                           President and Chief Executive    March 29, 2001
-----------------------------------------------------  Officer (Principal Executive
                  J. Michael Straka                    Officer) and Director

                         /s/                           Chief Financial Officer          March 29, 2001
-----------------------------------------------------  (Principal Financial and
                 Steven T. Klitzing                    Accounting Officer)

                         /s/                           Director                         March 29, 2001
-----------------------------------------------------
                     Jose Araujo

                         /s/                           Director                         March 29, 2001
-----------------------------------------------------
                   Norman E. Baker

                         /s/                           Director                         March 29, 2001
-----------------------------------------------------
                    John T. Bean

                         /s/                           Director                         March 29, 2001
-----------------------------------------------------
                   W. Scott Blake

                         /s/                           Director                         March 29, 2001
-----------------------------------------------------
                  Steven C. Hillard

                         /s/                           Director                         March 29, 2001
-----------------------------------------------------
                  Dean M. Katsaros

                         /s/                           Director                         March 29, 2001
-----------------------------------------------------
                   Jerry D. Maahs

                         /s/                           Chairman of the Board of         March 29, 2001
-----------------------------------------------------  Directors and Director
                 Donald M. Trilling

                         /s/                           Director                         March 29, 2001
-----------------------------------------------------
                 Howard E. Zimmerman

                            EXHIBIT INDEX -- UPDATE

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
           2.1           Agreement and Plan of Reorganization by and among CIB Marine
                         Bancshares, Inc. and Citrus Financial Services, Inc. and
                         Citrus Bank, N.A., dated March 6, 2001
           3.1           Amended and Restated Articles of Incorporation of CIB
                         Marine, Bancshares, Inc. (incorporated by reference to
                         Appendix B to the Proxy Statement of Central Illinois
                         Bancorp, Inc. filed with the Securities and Exchange
                         Commission on May 28, 1999)
           3.2           Bylaws of CIB Marine Bancshares, Inc. (incorporated by
                         reference to Appendix C to the Proxy Statement of Central
                         Illinois Bancorp, Inc. filled with the Securities and
                         Exchange Commission on May 28, 1999)
         *10.1           CIB Marine Bancshares, Inc. 2000 Stock Option and Incentive
                         Plan (incorporated by reference to Appendix A to the Proxy
                         Statement of Central Illinois Bancorp, Inc. filed with the
                         Securities and Exchange Commission on May 28, 1999)
         *10.2           Form of Deferred Compensation Agreement of CIB Marine
                         (incorporated by reference to Exhibit 10.3 to CIB Marine's
                         Form 10 filed on April 30, 1998)
          11             Statement of Computation of Earnings Per Share
          21             Subsidiaries of CIB Marine
          23.1           Consent of KPMG LLP