Form 10-K405/A
period 2000-12-31
CIB MARINE BANCSHARES INC
filed 2001-03-30
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


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

     The purpose of this Form 10-K/A is to provide a correct conformed signature page.


                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CIB MARINE BANCSHARES, INC.
                                                (registrant)

Date: March 30, 2001                            By: /s/ J. MICHAEL STRAKA
                                                -----------------------------------------------------
                                                    J. Michael Straka
                                                    President and Chief Executive Officer


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


                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ J. MICHAEL STRAKA                  President and Chief Executive    March 30, 2001
-----------------------------------------------------  Officer (Principal Executive
                  J. Michael Straka                    Officer) and Director

               /s/ STEVEN T. KLITZING                  Chief Financial Officer          March 30, 2001
-----------------------------------------------------  (Principal Financial and
                 Steven T. Klitzing                    Accounting Officer)

                   /s/ JOSE ARAUJO                     Director                         March 30, 2001
-----------------------------------------------------
                     Jose Araujo

                 /s/ NORMAN E. BAKER                   Director                         March 30, 2001
-----------------------------------------------------
                   Norman E. Baker

                  /s/ JOHN T. BEAN                     Director                         March 30, 2001
-----------------------------------------------------
                    John T. Bean

                 /s/ W. SCOTT BLAKE                    Director                         March 30, 2001
-----------------------------------------------------
                   W. Scott Blake

                /s/ STEVEN C. HILLARD                  Director                         March 30, 2001
-----------------------------------------------------
                  Steven C. Hillard

                /s/ DEAN M. KATSAROS                   Director                         March 30, 2001
-----------------------------------------------------
                  Dean M. Katsaros

                 /s/ JERRY D. MAAHS                    Director                         March 30, 2001
-----------------------------------------------------
                   Jerry D. Maahs

               /s/ DONALD M. TRILLING                  Chairman of the Board of         March 30, 2001
-----------------------------------------------------  Directors and Director
                 Donald M. Trilling

               /s/ HOWARD E. ZIMMERMAN                 Director                         March 30, 2001
-----------------------------------------------------
                 Howard E. Zimmerman