Form 10-K405/A
period 2000-12-31
CIB MARINE BANCSHARES INC
filed 2001-05-07
CIK 861955

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


                                AMENDMENT NO. 1



    The registrant is filing this amendment to its Form 10-K for the fiscal year ended December 31, 2000 to reflect changes to the following items:



    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- On page 19 the growth ratios for total interest-bearing liabilities; and on page 26 certain quarterly amounts for the quarter ended December 31, 2000 in Noninterest Income, Noninterest Expense, Income Before Income Taxes and Net Income.



    Item 8. Financial Statements and Supplementary Data -- In Note 13 on page 70, the amount of Tier 1 Capital for Marine Bank -- Omaha as of December 31, 2000; and in Note 21 on page 83, the quarter-end amounts for Noninterest Expense, Income Before Income Taxes and Net Income.



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


                                                                       AS OF DECEMBER 31,
                                                          ---------------------------------------------
                                                          2000 VS. 1999   1999 VS. 1998   1998 VS. 1997
                                                          -------------   -------------   -------------
SELECTED AVERAGE BALANCE SHEET ITEMS
Total loans, including held for sale....................      44.31%          48.29%          51.43%
Total earning assets....................................      45.27           48.25           46.12
Total assets............................................      44.85           48.30           45.47
Total deposits..........................................      41.08           52.49           39.59
Total interest-bearing liabilities......................      49.32           53.90           41.04

                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                          2000 VS. 1999   1999 VS. 1998   1998 VS. 1997
                                                          -------------   -------------   -------------
SELECTED INCOME STATEMENT ITEMS
Net interest income after provision for loan loss(TE)...      36.28%          42.80%          54.02%
Noninterest income......................................      42.60           (3.31)          75.10
Noninterest expense.....................................      25.75           25.24           51.81
Net income..............................................      55.69           56.40           64.06
Diluted earnings per share..............................      49.40           45.61           21.28

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


                                                                  QUARTER ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                                ----         ----
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME:
Loans.......................................................   $42,928      $29,035
Loans Held For Sale.........................................       157           43
Investment securities
  Taxable...................................................     7,084        4,197
  Tax-exempt................................................       690          539
  Dividends.................................................        72           88
Federal Funds Sold..........................................       372          232
                                                               -------      -------
       TOTAL INTEREST INCOME................................    51,303       34,134
                                                               -------      -------
INTEREST EXPENSE:
Deposits....................................................    28,390       17,743
Short-term Borrowings.......................................     2,233          713
Long-term Borrowings........................................       515          126
Guaranteed Trust Preferred Securities.......................       677           --
                                                               -------      -------
       TOTAL INTEREST EXPENSE...............................    31,815       18,582
                                                               -------      -------
       NET INTEREST INCOME..................................    19,488       15,552
PROVISION FOR LOAN LOSS.....................................     2,074        1,625
                                                               -------      -------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS....    17,414       13,927
                                                               -------      -------
NONINTEREST INCOME:
Loan Fees...................................................     1,394          555
Deposit Service Charges.....................................       682          405
Other Service Charges.......................................       425          103
Trust.......................................................        --          159
Gain on Sale of Assets......................................       307           --
Other.......................................................       261           39
Securities Gains, net.......................................        22           --
                                                               -------      -------
       TOTAL NONINTEREST INCOME.............................     3,091        1,261
                                                               -------      -------
NONINTEREST EXPENSE:
Compensation and Employees Benefits.........................     6,472        5,579
Equipment...................................................       738          556
Occupancy and Premises......................................     1,027          938
Professional Services.......................................       409          215
Advertising/Marketing.......................................       175          222
Amortization of Intangibles.................................       352          386
Telephone & Data Communications.............................       239          213
Other.......................................................     1,220        1,027
                                                               -------      -------
       TOTAL NONINTEREST EXPENSE............................    10,632        9,136
                                                               -------      -------
INCOME BEFORE INCOME TAXES..................................     9,873        6,052
INCOME TAX EXPENSE..........................................     3,406        2,192
                                                               -------      -------
       NET INCOME...........................................   $ 6,467      $ 3,860
                                                               =======      =======
EARNINGS PER SHARE:
Basic.......................................................   $  0.38      $  0.24
                                                               =======      =======
Diluted.....................................................      0.38         0.24
                                                               =======      =======



     CIB Marine had net income of $6.5 million in the fourth quarter of 2000, as compared to $3.9 million in the fourth quarter of 1999, which represented an increase of 67.5%. Diluted earnings per share were $0.38 in the fourth quarter of 2000, as compared to $0.24 in the fourth quarter of 1999, representing an increase of 58.3%. Net interest income was $19.5 million and $15.6 million in the fourth quarter of 2000 and 1999, respectively, which represented an increase of 25.3%.

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

     In July 1999, one of CIB Marine's borrowers, whose total borrowing relationship exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of this borrower's net worth. The decline in the value of this security caused liquidity problems for this borrower with respect to its obligations to CIB Marine and other lenders. Since March 2000, the total outstanding lending commitment associated with this borrowing relationship has represented less than 25% of the capital of CIB Marine. As of December 31, 2000, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $34.5 million. The aggregate principal amount actually drawn and outstanding at December 31, 2000, with respect to this borrowing relationship was approximately $28.9 million and all such loans were current with respect to principal and interest. CIB Marine has renewed certain loans and extended new loans to this borrower and its related interests since July 1999 based upon a credit evaluation at the time of origination or renewal. As loans to this borrower become due, CIB Marine will evaluate the credit relationship at that time to determine whether to renew such loans. As of March 26, 2001, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $38.3 million. The aggregate principal amount actually drawn, and outstanding at March 26, 2001, was $32.7 million.


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


                                                                                    TO BE WELL
                                                                                    CAPITALIZED
                                                             FOR CAPITAL           UNDER PROMPT
                                            ACTUAL        ADEQUACY PURPOSES    CORRECTIVE PROVISIONS
                                       ----------------   ------------------   ---------------------
           AS OF 12/31/00               AMOUNT    RATIO    AMOUNT     RATIO      AMOUNT      RATIO
           --------------               ------    -----    ------     -----      ------      -----
                                                          (DOLLARS IN THOUSANDS)
Total Capital (to RWA)(1)
  CIB Marine Bancshares, Inc. .......  $227,607   10.66%  $170,826    8.00%     $    N/A        N/A
  Central Illinois Bank..............    71,734   10.33     55,562    8.00%       69,452     10.00%
  CIB -- Chicago.....................   111,418   10.48     85,026    8.00%      106,282     10.00%
  Marine Bank -- Milwaukee...........    28,631   11.15     20,548    8.00%       25,685     10.00%
  CIB -- Indiana.....................    14,949   15.12      7,911    8.00%        9,889     10.00%
  Marine Bank -- Omaha...............    10,164   47.41      1,715    8.00%        2,144     10.00%
Tier 1 Capital (to RWA)
  CIB Marine Bancshares, Inc. .......   204,605    9.58%    85,413    4.00%          N/A        N/A
  Central Illinois Bank..............    63,614    9.16     27,781    4.00%       41,671      6.00%
  CIB -- Chicago.....................   100,198    9.43     42,513    4.00%       63,769      6.00%
  Marine Bank -- Milwaukee...........    26,096   10.16     10,274    4.00%       15,411      6.00%
  CIB -- Indiana.....................    14,001   14.16      3,956    4.00%        5,933      6.00%
  Marine Bank -- Omaha...............     9,985   46.58        857    4.00%        1,286      6.00%
Tier 1 Leverage (to avg. assets)
  CIB Marine Bancshares, Inc.........   204,605    8.87%    92,249    4.00%          N/A        N/A
  Central Illinois Bank..............    63,614    7.97     31,931    4.00%       39,913      5.00%
  CIB -- Chicago.....................   100,198    9.02     44,458    4.00%       55,572      5.00%
  Marine Bank -- Milwaukee...........    26,096    8.53     12,230    4.00%       15,288      5.00%
  CIB -- Indiana.....................    14,001   12.85      4,359    4.00%        5,449      5.00%
  Marine Bank -- Omaha...............     9,985   36.17%     1,104    4.00%        1,380      5.00%

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

     The following table summarizes the off-balance sheet financial instruments with credit risk.


                                                                 NOTIONAL AMOUNTS
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
Commitments to extend credit................................   $383,122     $408,003
Commitments to extend mortgage loans to be held for sale....     48,160           --
Credit card arrangements....................................      6,994        6,791
Standby letters of credit...................................     77,501       40,004
Interest rate swaps.........................................     25,000           --
Forward loan sale agreements................................     63,480          N/A


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
                                                              ========   ========   ========

                          CIB MARINE BANCSHARES, INC.

NOTE 21 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                    QUARTER ENDED 2000
                                                        -------------------------------------------
                                                        DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                        -------    --------    -------    --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
2000
Total Interest Income.................................  $51,303     $47,996    $44,094     $39,515
Total Interest Expense................................   31,815      29,137     25,501      22,610
                                                        -------     -------    -------     -------
Net Interest Income...................................   19,488      18,859     18,593      16,905
Provision for Loan Losses.............................    2,074       1,975      1,915       2,360
                                                        -------     -------    -------     -------
Net Interest Income After Provision for Loan Loss.....   17,414      16,884     16,678      14,545
Securities Gains, net.................................       22           9         --          --
Other Noninterest Income..............................    3,069       1,907      1,817       1,377
Noninterest Expense...................................   10,632      10,383     10,631       9,899
                                                        -------     -------    -------     -------
Income Before Income Taxes............................    9,873       8,417      7,864       6,023
Income Tax Expense....................................    3,406       2,928      2,678       2,092
                                                        -------     -------    -------     -------
Net Income............................................  $ 6,467     $ 5,489    $ 5,186     $ 3,931
                                                        =======     =======    =======     =======
Earnings Per Share:
  Basic...............................................  $  0.38     $  0.33    $  0.31     $  0.24
  Diluted.............................................     0.38        0.32       0.31        0.24


                                                                    QUARTER ENDED 1999
                                                        -------------------------------------------
                                                        DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                        -------    --------    -------    --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
1999
Total Interest Income.................................  $34,134     $30,567    $27,441     $24,015
Total Interest Expense................................   18,582      16,497     14,352      12,373
                                                        -------     -------    -------     -------
Net Interest Income...................................   15,552      14,070     13,089      11,642
Provision for Loan Losses.............................    1,625       1,515      1,484       1,486
                                                        -------     -------    -------     -------
Net Interest Income After Provision for Loan Loss.....   13,927      12,555     11,605      10,156
Securities Gains, net.................................       --          --         --          --
Other Noninterest Income..............................    1,261       1,272      1,309       1,941
Noninterest Expense...................................    9,136       8,587      8,111       7,239
                                                        -------     -------    -------     -------
Income Before Income Taxes............................    6,052       5,240      4,803       4,858
Income Tax Expense....................................    2,192       1,832      1,658       1,736
                                                        -------     -------    -------     -------
Net Income............................................  $ 3,860     $ 3,408    $ 3,145     $ 3,122
                                                        =======     =======    =======     =======
Earnings Per Share:
  Basic...............................................  $  0.24     $  0.21    $  0.20     $  0.19
  Diluted.............................................     0.24        0.21       0.19        0.19

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                CIB MARINE BANCSHARES, INC.
                                                (registrant)

Date: April 26, 2001                            By: /s/ J. MICHAEL STRAKA
                                                -----------------------------------------------------
                                                    J. Michael Straka
                                                    President and Chief Executive Officer


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


                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ J. MICHAEL STRAKA                  President and Chief Executive     April 26, 2001
-----------------------------------------------------  Officer (Principal Executive
                  J. Michael Straka                    Officer) and Director

               /s/ STEVEN T. KLITZING                  Chief Financial Officer           April 26, 2001
-----------------------------------------------------  (Principal Financial and
                 Steven T. Klitzing                    Accounting Officer)

                   /s/ JOSE ARAUJO                     Director                          April 26, 2001
-----------------------------------------------------
                     Jose Araujo

                 /s/ NORMAN E. BAKER                   Director                          April 26, 2001
-----------------------------------------------------
                   Norman E. Baker

                  /s/ JOHN T. BEAN                     Director                          April 26, 2001
-----------------------------------------------------
                    John T. Bean

                 /s/ W. SCOTT BLAKE                    Director                          April 26, 2001
-----------------------------------------------------
                   W. Scott Blake

                /s/ STEVEN C. HILLARD                  Director                          April 26, 2001
-----------------------------------------------------
                  Steven C. Hillard

                /s/ DEAN M. KATSAROS                   Director                          April 26, 2001
-----------------------------------------------------
                  Dean M. Katsaros

                 /s/ JERRY D. MAAHS                    Director                          April 26, 2001
-----------------------------------------------------
                   Jerry D. Maahs

               /s/ DONALD M. TRILLING                  Chairman of the Board of          April 26, 2001
-----------------------------------------------------  Directors and Director
                 Donald M. Trilling

               /s/ HOWARD E. ZIMMERMAN                 Director                          April 26, 2001
-----------------------------------------------------
                 Howard E. Zimmerman

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