Form 10-Q
period 2001-03-31
CIB MARINE BANCSHARES INC
filed 2001-05-15
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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

     At May 13, 2001, CIB Marine had 16,945,170 shares of common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CIB MARINE BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................  $   18,741    $   25,925
  Federal Funds Sold........................................      45,075        16,700
                                                              ----------    ----------
          Total Cash and Cash Equivalents...................      63,816        42,625
                                                              ----------    ----------
Loans Held for Sale.........................................      27,238        15,320
Securities:
  Available for Sale, at fair value.........................     309,957       366,137
  Held to Maturity (approximate fair value of $118,161 and
     $126,856, respectively)................................     115,786       126,104
                                                              ----------    ----------
          Total Securities..................................     425,743       492,241
                                                              ----------    ----------
Loans.......................................................   1,905,323     1,762,955
  Less: Allowance for Loan Loss.............................     (25,212)      (23,002)
                                                              ----------    ----------
          Net Loans.........................................   1,880,111     1,739,953
                                                              ----------    ----------
Premises and Equipment, net.................................      22,051        21,498
Accrued Interest Receivable.................................      18,354        20,537
Deferred Income Taxes.......................................       7,767         8,301
Goodwill and Core Deposit Intangibles, net..................      12,412        12,744
Foreclosed Properties.......................................       1,582         1,497
Other Assets................................................      17,040        12,825
                                                              ----------    ----------
          Total Assets......................................  $2,476,114    $2,367,541
                                                              ==========    ==========
LIABILITIES
Deposits:
  Non Interest-Bearing Demand...............................  $  108,633    $  134,902
  Interest-Bearing Demand...................................      46,826        49,647
  Savings...................................................     255,934       224,274
  Time......................................................   1,577,674     1,542,698
                                                              ----------    ----------
          Total Deposits....................................   1,989,067     1,951,521
                                                              ----------    ----------
Short-term Borrowings.......................................     172,442       146,439
Accrued Interest Payable....................................      11,436        12,546
Accrued Income Taxes........................................       3,677           454
Other Liabilities...........................................       3,546         3,762
Long-term Borrowings........................................      53,169        33,223
Guaranteed Trust Preferred Securities.......................      40,000        25,000
                                                              ----------    ----------
          Total Liabilities.................................   2,273,337     2,172,945
                                                              ----------    ----------
STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 5,000,000 Shares Authorized,
  None Issued...............................................          --            --
Common Stock, $1 Par Value; 50,000,000 Shares Authorized,
  16,942,170 and 16,918,531 Issued and Outstanding,
  respectively..............................................      16,942        16,918
Capital Surplus.............................................     135,180       134,725
Retained Earnings...........................................      46,333        40,708
Accumulated Other Comprehensive Income......................       4,322         2,245
                                                              ----------    ----------
          Total Stockholders' Equity........................     202,777       194,596
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $2,476,114    $2,367,541
                                                              ==========    ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 QUARTER ENDED MARCH 31,
                                                              ------------------------------
                                                                  2001              2000
                                                              ------------      ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                       SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans.......................................................  $    42,519       $    33,753
Loans Held For Sale.........................................          316                40
Securities:
  Taxable...................................................        6,947             4,716
  Tax-exempt................................................          768               789
  Dividends.................................................           64               125
Federal Funds Sold..........................................          289                92
                                                              -----------       -----------
          Total Interest and Dividend Income................       50,903            39,515
                                                              -----------       -----------
INTEREST EXPENSE
Deposits....................................................       27,917            20,810
Short-term Borrowings.......................................        2,364             1,507
Long-term Borrowings........................................          633               266
Guaranteed Trust Preferred Securities.......................          839                27
                                                              -----------       -----------
          Total Interest Expense............................       31,753            22,610
                                                              -----------       -----------
Net Interest Income.........................................       19,150            16,905
Provision for Loan Loss.....................................        2,820             2,360
                                                              -----------       -----------
          Net Interest Income After Provision for Loan
            Loss............................................       16,330            14,545
                                                              -----------       -----------
NONINTEREST INCOME
Loan Fees...................................................        1,663               588
Deposit Service Charges.....................................          566               390
Other Service Fees..........................................          101                95
Trust.......................................................           --               155
Other Income................................................          206               149
Securities Gains, net.......................................        1,101                --
                                                              -----------       -----------
       Total Noninterest Income.............................        3,637             1,377
                                                              -----------       -----------
NONINTEREST EXPENSE
Compensation and Employee Benefits..........................        7,439             6,049
Equipment...................................................          598               571
Occupancy and Premises......................................        1,162               966
Professional Services.......................................          292               344
Advertising/Marketing.......................................          243               276
Amortization of Intangibles.................................          331               349
Telephone & Data Communications.............................          296               209
Other Expense...............................................        1,161             1,135
                                                              -----------       -----------
       Total Noninterest Expense............................       11,522             9,899
                                                              -----------       -----------
Income Before Income Taxes..................................        8,445             6,023
Income Tax Expense..........................................        2,820             2,092
                                                              -----------       -----------
     NET INCOME.............................................  $     5,625       $     3,931
                                                              ===========       ===========
EARNINGS PER SHARE
Basic.......................................................  $      0.33       $      0.24
Diluted.....................................................         0.33              0.24
Weighted Average Shares -- Basic............................   16,934,335        16,484,850
Weighted Average Shares -- Diluted..........................   17,233,970        16,678,350

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                           COMMON STOCK                                  ACCUMULATED
                                       ---------------------                                OTHER
                                                       PAR      CAPITAL     RETAINED    COMPREHENSIVE    TREASURY
                                         SHARES       VALUE     SURPLUS     EARNINGS    INCOME (LOSS)     STOCK       TOTAL
                                       ----------    -------    --------    --------    -------------    --------    --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1999.........    16,469,250    $16,469    $126,891    $20,009        $(2,034)       $  --      $161,335
Comprehensive Income:
Net Income.........................                                           3,931                                     3,931
Other Comprehensive Income:
  Unrealized Securities Holding
    Loss Arising During the Year...                                                           (697)                      (697)
  Income Tax Effect................                                                            268                        268
                                                                                                                     --------
      Total........................                                                                                     3,502
                                                                                                                     --------
Common Stock Issuance..............       194,250        194       3,358       (193)                                    3,359
Non-Cash Compensation..............                                   17                                                   17
Exercise of Stock Options..........        15,900         16         172        (16)                                      172
                                       ----------    -------    --------    -------        -------        -----      --------
BALANCE, MARCH 31, 2000............    16,679,400    $16,679    $130,438    $23,731        $(2,463)       $  --      $168,385
                                       ==========    =======    ========    =======        =======        =====      ========
BALANCE, DECEMBER 31, 2000.........    16,918,531    $16,918    $134,725    $40,708        $ 2,245        $  --      $194,596
                                       ==========    =======    ========    =======        =======        =====      ========
Comprehensive Income:
Net Income.........................                                           5,625                                     5,625
Other Comprehensive Income:
  Unrealized Securities Holding
    Gains Arising During the
    Year...........................                                                          4,512                      4,512
  Reclassification Adjustment for
    Gains Included in Net Income...                                                         (1,101)                    (1,101)
                                                                                                                     --------
  Income Tax Effect................                                                         (1,334)                    (1,334)
                                                                                                                     --------
      Total........................                                                                                     7,702
                                                                                                                     --------
Common Stock Issuance..............        22,709         23         425                                                  448
Non-Cash Compensation..............                                   17                                                   17
Exercise of Stock Options..........           930          1          13                                                   14
                                       ----------    -------    --------    -------        -------        -----      --------
BALANCE, MARCH 31, 2001............    16,942,170    $16,942    $135,180    $46,333        $ 4,322        $  --      $202,777
                                       ==========    =======    ========    =======        =======        =====      ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   ------------------
                                                                  2001           2000
                                                                ---------      ---------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................    $   5,625      $   3,931
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Deferred Loan Fee Amortization............................       (1,482)        (1,282)
  Depreciation and Other Amortization.......................          305            883
  Non-Cash Compensation.....................................           17             17
  Provision for Loan Loss...................................        2,820          2,360
  Originations of Loans Held for Sale.......................      (37,612)       (16,055)
  Purchases of Loans Held for Sale..........................     (116,590)        (8,186)
  Proceeds from Sale of Loans Held for Sale.................      142,284         24,835
  Deferred Tax Benefits.....................................         (227)         1,289
  Gain on Sale of Securities................................       (1,101)            --
  Decrease (Increase) in Interest Receivable and Other
    Assets..................................................        1,019         (2,855)
  Increase (Decrease) in Interest Payable and Other
    Liabilities.............................................        2,425             (3)
                                                                ---------      ---------
       Net Cash (Used) Provided by Operating Activities.....       (2,517)         4,934
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of Securities Available for Sale...............      597,267          5,000
  Maturities of Securities Held to Maturity.................       28,720          7,350
  Purchase of Securities Available for Sale.................     (515,221)       (32,696)
  Purchase of Securities Held to Maturity...................      (19,293)       (13,074)
  Proceeds from Sales of Securities Available for Sale......       28,070             --
  Repayments of Mortgage Backed Securities Held to
    Maturity................................................          961            829
  Repayments of Mortgage Backed Securities Available for
    Sale....................................................        1,613          1,429
  Net Decrease (Increase) in other equities (including FHLB
    stock)..................................................           --          1,087
  Purchase of Mortgage Backed Securities Available for
    Sale....................................................      (51,287)            --
  Net Increase in Loans.....................................     (142,389)      (139,135)
  Proceeds from Sale of Foreclosed Properties...............          808             --
  Capital Expenditures......................................       (1,251)        (1,644)
  Purchase of Branch Assets and Deposits, net of Goodwill...           --             --
                                                                ---------      ---------
       Net Cash Used in Investing Activities................      (72,002)      (170,854)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Deposits......................................       37,208        163,995
  Proceeds from Long-term Borrowings........................       17,487         23,346
  Proceeds from Issuance of Guaranteed Trust Preferred
    Securities..............................................       14,550          9,700
  Proceeds from Issuance of Common Stock....................          448          3,359
  Proceeds from Stock Options Exercised.....................           14            172
  Net Increase (Decrease) in Short-term Borrowings..........       26,003        (24,322)
                                                                ---------      ---------
       Net Cash Provided by Financing Activities............       95,710        176,250
                                                                ---------      ---------
Net Increase in Cash and Cash Equivalents...................       21,191         10,330
Cash and Cash Equivalents, Beginning of Period..............       42,625         24,098
                                                                ---------      ---------
Cash and Cash Equivalents, End of Period....................    $  63,816      $  34,428
                                                                =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................    $  32,863      $  22,196
  Income Taxes..............................................          394            742
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Transfers of Loans to Foreclosed Properties & Other
    Assets..................................................          893            100

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s ("CIB Marine") 2000 Annual Report on Form 10-K/A. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine's financial condition, results of operations and cash flows as of and for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year.

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

     Reclassifications have been made to certain amounts as of December 31, 2000 and for the three months ended March 31, 2000, to be consistent with classifications for 2001.

NOTE 2 -- EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share.

                                                                 QUARTER ENDED MARCH 31,
                                                                --------------------------
                                                                   2001           2000
                                                                -----------    -----------
NET INCOME (in thousands)...................................    $     5,625    $     3,931
                                                                ===========    ===========
Weighted average shares outstanding:
  Basic.....................................................     16,934,335     16,484,850
    Effect of dilutive stock options outstanding............        299,635        193,500
                                                                -----------    -----------
  Diluted...................................................     17,233,970     16,678,350
                                                                ===========    ===========
Earnings per share -- Basic.................................    $      0.33    $      0.24
  Effect of dilutive stock options..........................             --             --
                                                                -----------    -----------
Earnings per share -- Diluted...............................    $      0.33    $      0.24
                                                                ===========    ===========

NOTE 3 -- BUSINESS COMBINATIONS

     On March 6, 2001, CIB Marine signed a definitive agreement whereby it will acquire, through a merger transaction, Citrus Financial Services, Inc. Citrus Financial is a one-bank holding company headquartered in Vero Beach, Florida. Citrus Financial operates primarily through its bank subsidiary, Citrus Bank N.A., and offers a broad range of retail and commercial banking services. At December 31, 2000, Citrus Financial had total assets of approximately $95.9 million with 3 full-service banking facilities, one each in Vero Beach, Barefoot Bay and Sebastian, and a loan production office in Sebring, Florida. Pursuant to the terms of the merger agreement, shares of Citrus Financial will be exchanged for shares of CIB Marine common stock. The exchange ratio will be based on a
1.75 multiple of book value for CIB Marine common stock and a 1.68 multiple of book value for Citrus Financial common stock. Upon closing, each share of Citrus Financial common stock will be exchanged for the number of shares of CIB Marine common stock equal to 1.68 times the book value per share of Citrus Financial common stock divided by 1.75 times the book value per share of CIB Marine common stock. Using December 31, 2000 figures, the book value per share of CIB Marine common stock was $11.50 and the book value per share of Citrus Financial common stock was approximately

$6.16, resulting in a deal value of approximately $15 million. However, this deal value does not take into account the pre-closing adjustments. The shares of Citrus Financial are not publicly traded. The transaction, which will be accounted for as a pooling of interests, is expected to close during the latter part of 2001. The transaction is subject to various regulatory approvals, Citrus Financial shareholder approval and other customary conditions. This transaction will enable CIB Marine to expand its Florida operations and better serve its current customers who have existing ties to Florida. CIB Marine intends to continue using the Citrus Bank name in Florida.

NOTE 4 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheets as long-term borrowings at March 31, 2001 and December 31, 2000 (dollars in thousands).

                                     MARCH 31, 2001         DECEMBER 31, 2000
                                   ------------------       ------------------       SCHEDULED       CALLABLE @
                                   BALANCE       RATE       BALANCE       RATE       MATURITY        PAR AFTER
                                   -------       ----       -------       ----       ---------       ----------
                                   $ 3,250       4.95%      $ 3,250       4.95%       1/16/08         1/16/01
                                     7,500       5.51            --         --         2/8/03             N/A
                                     2,500       4.95         2,500       4.95        1/16/08         1/16/01
                                     7,500       5.45            --         --        1/16/03             N/A
                                    23,512       7.07        23,473       7.07        6/30/08             N/A
                                     2,000       4.95         2,000       4.95        1/16/08         1/16/01
                                     2,500       5.45            --         --        1/16/03             N/A
                                     2,000       5.09         2,000       5.09        2/20/08         2/20/01
                                   -------       ----       -------       ----
                                    50,762       6.12%       33,223       6.46%
                                                 ====                     ====
Fair Value Adjustment
  Related to Hedge..........         2,407                       --
                                   -------                  -------
  TOTAL.....................       $53,169                  $33,223
                                   =======                  =======

     CIB Marine is required to maintain qualifying collateral as security for these borrowings. The debt to collateral ratio cannot exceed 60%. CIB Marine had eligible collateral of $108.4 million and $102.0 million at March 31, 2001, and December 31, 2000, respectively. As of March 31, 2001, this collateral consisted of securities with a fair market value of $59.0 million and 1-4 family residential mortgages not more than 90 days delinquent of $49.4 million.

NOTE 5 -- GUARANTEED TRUST PREFERRED SECURITIES

     In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.2% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million to reduce its debt with a non-affiliated commercial bank and for other corporate purposes.

NOTE 6 -- STOCK OPTION ACTIVITY

     The following is a reconciliation of stock option activity for the three months ended March 31, 2001.

                                                      NUMBER OF       RANGE OF OPTION       WEIGHTED AVERAGE
                                                        SHARES        PRICES PER SHARE       EXERCISE PRICE
                                                      ----------      ----------------      ----------------
Shares under option December 31, 2000...........       1,399,035       $4.95 - $19.11            $14.17
  Granted.......................................           5,464                20.13             20.13
  Lapsed or surrendered.........................          (3,330)       13.07 - 18.40             14.57
  Exercised.....................................            (930)               13.07             13.07
                                                      ----------       --------------            ------
Shares under option March 31, 2001..............       1,400,239       $ 4.95 - 20.13            $14.19
                                                      ==========       ==============            ======
Shares exercisable at March 31, 2001............         596,910       $4.95 - $16.79            $11.34
                                                      ==========       ==============            ======

NOTE 7 -- DERIVATIVE AND HEDGING ACTIVITIES

     Effective January 1, 2001, CIB Marine adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which establishes new rules for the recognition and measurement of derivatives and hedging activities.

     Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, CIB Marine designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("Fair-Value Hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("Cash-Flow Hedge"), (3) a foreign-currency fair-value or cash-flow hedge ("Foreign-Currency Hedge"), (4) a hedge of a net investment in a foreign operation, or (5) held for trading ("Trading Instruments"). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Fair-Value Hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Cash-Flow Hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, Foreign-Currency Hedges are recorded in either current-period earnings or other comprehensive income depending on whether the hedge transaction meets the criteria for a Fair-Value Hedge or a Cash-Flow Hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustment account within equity. Last, changes in the fair value of derivative trading instruments are reported in current-period earnings.

     CIB Marine formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as Fair-Value Hedges, Cash-Flow Hedges, or Foreign-Currency Hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. CIB Marine formally assesses, both at the hedge's inception and on an ongoing quarterly basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future period. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, CIB Marine discontinues hedge accounting prospectively.

     CIB Marine discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective Fair-Value Hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

     CIB Marine utilizes interest rate swaps to hedge the changes in fair value of fixed rate borrowings and deposits attributable to changes in market interest rates. CIB Marine primarily engages in floating-pay, fixed-receive swaps, whereby CIB Marine pays a floating interest rate based upon an index (e.g., 3-month LIBOR) and receives a fixed rate of interest. This type of transaction is used to hedge the exposure of changes in fair value of a fixed rate liability, and effectively change the net interest cash flows from fixed rate to floating rate. This particular transaction is engaged in to provide a hedged funding liability that more closely offsets the market risk of certain floating rate assets whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.

     CIB Marine's two interest rate swaps as of March 31, 2001, are being utilized to hedge the fair value of financial instruments in the balance sheet and include a $10.0 million, 90 month negotiable certificate of deposit and a $25.0 million, 8 year FHLB Advance. Both hedges are matched with the financial instrument as to final maturity, interest payment dates and call features. The interest rate swaps are floating pay-fixed receive instruments and, as such, convert the fixed rate payments on the financial instruments to a floating rate and thus hedge their fair value from changes in interest rates. These swaps are accounted for as fair value hedges under SFAS 133.

     CIB Marine's mortgage banking activities include the issuance of commitments to extend mortgage loans to be held for sale with interest rate locks and the utilization of conditional forward contracts to hedge the changes in cash flow of forecasted sales of residential mortgage loans attributable to changes in market interest rates. CIB Marine does not formally designate a hedging relationship under SFAS 133 for the use of these loan commitments and forward contracts in its mortgage banking activities. CIB Marine is in a short position with conditional forward contracts whereby CIB Marine agrees to sell a residential mortgage loan at a pre-established price at some future date. This type of hedge is used to hedge the exposure of changes in the prices of residential mortgage loans from the time CIB Marine issues a loan commitment to the time the loan sale actually occurs. Residential mortgage loans forecasted for sale are primarily those originated or purchased by CIB Marine in its mortgage banking activities. The notional amount of forward contracts outstanding varies and is a function of the current loans held for sale and commitments to extend mortgage loans to be held for sale. At March 31, 2001, CIB Marine had forward sale agreements in the amount of $135.3 million with a fair market value of approximately $(0.1) million, and commitments to extend credit with interest rate locks of $135.3 million with a fair market value of approximately $0.1 million.

     The financial statement impact resulting from CIB Marine's adoption of SFAS 133 was a $2.6 million addition to other assets for the fair value of the swaps, increases of $2.4 million and $0.1 million in the carrying values of long-term borrowings and deposits, respectively, and a $34,000 pre-tax addition to income primarily representing the ineffective portions of the swaps.

     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of compensation in addition to interest. The compensation is typically based upon, or determined by, the financial performance of the borrower. At March 31, 2001, CIB Marine determined these agreements not to have any fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section is a discussion and analysis of CIB Marine's consolidated financial condition as of March 31, 2001, and its results of operations for the three months then-ended. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this report as well as CIB Marine's Annual Report on Form 10-K/A for fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

     CIB Marine has made statements in this report and documents that are incorporated by reference that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. These forward-looking statements reflect CIB Marine's current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine's operations and the business environment, which could change at any time.

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

RESULTS OF OPERATIONS

OVERVIEW

     CIB Marine had net income of $5.6 million for the first quarter of 2001, as compared to $3.9 million for the first quarter of 2000, which represented an increase of 43.1%. Net income for the first quarter of 2001 includes a $0.7 million gain, net of taxes, on the sale of investment securities. Total earning assets at March 31, 2001, were $2.4 billion which represented a 3.9% increase from total earning assets of $2.3 billion at December 31, 2000, and a 22.7% increase from $1.9 billion at March 31, 2000.

     Diluted earnings per share were $0.33 and $0.24 for the three-months ended March 31, 2001 and 2000, respectively. The return on average assets for the three-month period ended March 31, 2001, was 0.93%, as compared to 0.82% for the same period in 2000. The return on average equity for the three-month period ended March 31, 2001, was 11.43%, as compared to 9.65% for the same period in 2000.

     The following table provides an overview of CIB Marine's recent growth. The table indicates the percentage increase in the average balance sheet or income statement items represented from the three-month period ended March 31, 2000 to the comparable period ended March 31, 2001.

                                                                  QUARTER ENDED
                                                                  MARCH 31, 2001
                                                                VS. MARCH 31, 2000
                                                                ------------------
SELECTED AVERAGE BALANCE SHEET ITEMS:
  Gross loans, including held for sale......................          26.38%
  Total interest-earning assets.............................          28.85
  Total assets..............................................          27.80
  Total deposits............................................          22.36
  Total interest-bearing liabilities........................          29.19

                                                              QUARTER ENDED            QUARTER ENDED
                                                             MARCH 31, 2001           MARCH 31, 2001
                                                           VS. MARCH 31, 2000       VS. MARCH 31, 2000
                                                          (INCLUDING SECURITIES    (EXCLUDING SECURITIES
                                                                 GAINS)                   GAINS)
                                                          ---------------------    ---------------------
SELECTED INCOME STATEMENT ITEMS:
  Net interest income after provision for loan loss
     (TE).............................................             11.93%                  11.93%
  Noninterest income..................................            164.12                   84.24
  Noninterest expense.................................             16.40                   16.40
  Net income..........................................             43.09                   24.90
  Diluted earnings per share..........................             37.50                   16.67

---------------

(TE) Tax-equivalent basis at 35%.

     CIB Marine's growth has been largely attributable to the implementation of its growth strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel and expanding in both new and existing markets. During 2000, CIB Marine established four new branch facilities. To facilitate its growth, CIB Marine raised $7.5 million in 2000 and $0.4 million in the first quarter of 2001 through the sales of its common stock in private placement offerings, and $25.0 million in 2000 and $15.0 million in the first quarter of 2001 through the issuance of guaranteed trust preferred securities. The guaranteed trust preferred securities qualify as Tier 1 capital for regulatory purposes, but are accounted for as debt for financial reporting purposes. CIB Marine had 42 banking facilities and 636 full-time equivalent employees on March 31, 2001, as compared to 40 banking facilities and 536 full-time equivalent employees at March 31, 2000.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

                          CIB MARINE BANCSHARES, INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                AT OR FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                              --------------   --------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                        SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest and Dividend Income
  Loans.....................................................   $    42,519      $    33,753
  Loans Held For Sale.......................................           316               40
  Securities:
    Taxable.................................................         6,947            4,716
    Tax-exempt..............................................           768              789
    Dividends...............................................            64              125
  Federal Funds Sold........................................           289               92
                                                               -----------      -----------
      Total Interest and Dividend Income....................        50,903           39,515
                                                               -----------      -----------
Interest Expense
  Deposits..................................................        27,917           20,810
  Short-term Borrowings.....................................         2,364            1,507
  Long-term Borrowings......................................           633              266
  Guaranteed Trust Preferred Securities.....................           839               27
                                                               -----------      -----------
      Total Interest Expense................................        31,753           22,610
                                                               -----------      -----------
Net Interest Income.........................................        19,150           16,905
Provision for Loan Loss.....................................         2,820            2,360
                                                               -----------      -----------
      Net interest income after provision for loan loss.....        16,330           14,545
                                                               -----------      -----------
Noninterest Income
  Loan and Retail Banking Fees..............................         2,330            1,228
  Other Income..............................................           206              149
  Securities Gains, net.....................................         1,101               --
                                                               -----------      -----------
      Total Noninterest Income..............................         3,637            1,377
                                                               -----------      -----------
Noninterest expense:
  Compensation and Employee Benefits........................         7,439            6,049
  Equipment.................................................           598              571
  Occupancy and Premises....................................         1,162              966
  Professional Services.....................................           292              344
  Advertising / Marketing...................................           243              276
  Amortization of Intangibles...............................           331              349
  Telephone & Data Communications...........................           296              209
  Other Expense.............................................         1,161            1,135
                                                               -----------      -----------
      Total Noninterest Expense.............................        11,522            9,899
                                                               -----------      -----------
Income Before Income Taxes..................................         8,445            6,023
  Income Tax Expense........................................         2,820            2,092
                                                               -----------      -----------
      Net income............................................   $     5,625      $     3,931
                                                               ===========      ===========
PER SHARE DATA
  Basic earnings............................................   $      0.33      $      0.24
  Diluted earnings..........................................          0.33             0.24
  Dividends.................................................            --               --
  Book value (at end of period).............................         11.97            10.10

                                                                AT OR FOR THE QUARTER ENDED
                                                              -------------------------------
                                                              MARCH 31, 2001   MARCH 31, 2000
                                                              --------------   --------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                        SHARE DATA)
SELECTED FINANCIAL CONDITION DATA
  Securities................................................   $   425,743      $   392,738
  Loans, including held for sale............................     1,932,561        1,529,656
  Total assets..............................................     2,476,114        2,008,951
  Deposits..................................................     1,989,067        1,692,451
  Borrowings, including guaranteed trust preferred..........       265,611          133,647
  Stockholders' equity......................................       202,777          168,385
SELECTED FINANCIAL RATIOS AND OTHER DATA
  Performance Ratios:
    Net interest margin (1).................................          3.34%            3.78%
    Net interest spread (2).................................          2.67             3.16
    Noninterest income to average assets (3)................          0.42             0.29
    Noninterest expense to average assets...................          1.91             2.08
    Net overhead ratio (4)..................................          1.31             1.78
    Efficiency ratio (5)....................................         52.04            52.85
    Return on average assets (6)............................          0.93             0.82
    Return on average equity (7)............................         11.43             9.65
  Asset Quality Ratios:
    Nonaccrual loans to loans, including held for sale......          0.80%            0.50%
    Allowance for loan loss to loans, including held for
     sale...................................................          1.30             1.17
    Allowance for loan loss to nonperforming assets.........        148.07           204.36
    Net charge-offs to average loans including held for
     sale...................................................          0.03             0.02
    Nonperforming assets to total assets (8)................          0.69             0.44
    Nonaccrual loans and 90+ days past due loans to loans,
     including held for sale................................          0.90             0.68
    Nonaccrual loans and 90 + days past due loans to total
     loans..................................................          0.70             0.52
    Nonperforming assets and 90+ days past due to total
     assets.................................................          0.76             0.57
    Allowance as a percent of nonperforming and 90 + days
     past due loans.........................................        133.17           155.19
  Balance Sheet Ratios:
    Average loans to average deposits.......................         92.58%           89.63%
    Average interest-earning assets to average
     interest-bearing liabilities...........................        112.34           112.64
  Capital Ratios:
    Total equity to total assets............................          8.19%            8.38%
    Total risk-based capital ratio..........................         11.16            10.32
    Tier 1 risk-based capital ratio.........................         10.04             9.32
    Leverage capital ratio..................................          9.28             8.78
  Other Data:
    Number of employees (full-time equivalent)..............           636              536
    Number of banking facilities............................            42               40
    Shares outstanding at the end of period.................    16,942,170       16,679,400
    Weighted average shares outstanding -- basic............    16,934,335       16,484,850
    Weighted average shares outstanding -- diluted..........    17,233,970       16,678,350

---------------

(1) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

(2) Net interest spread is the yield on average interest-earning assets less rate on average interest-bearing liabilities.

(3) Noninterest income to average assets excludes gains and losses on securities.

(4) The net overhead ratio is noninterest expense minus noninterest income divided by average total assets.

(5) The efficiency ratio is noninterest expense divided by the sum of net interest income (on a tax equivalent basis of 35%) plus noninterest income excluding gains and losses on securities.

(6) Return on average assets is net income divided by average total assets.

(7) Return on average equity is net income divided by average common equity.

(8) Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property.

NET INTEREST INCOME

     The following table sets forth information regarding average balances, interest income and interest expense and the average rates earned or paid for each of CIB Marine's major asset, liability and stockholders' equity categories. The table expresses interest income on a tax equivalent (TE) basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax equivalent adjustment was based on CIB Marine's effective federal income tax rate of 35%.

                 SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                                                  QUARTER ENDED MARCH 31,
                                       -----------------------------------------------------------------------------
                                                       2001                                    2000
                                       -------------------------------------   -------------------------------------
                                        AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                        BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                       ----------   -----------   ----------   ----------   -----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning Assets (TE):
  Securities:
    Taxable..........................  $  454,712     $ 7,011        6.25%     $  318,712     $ 4,841        6.11%
    Tax-exempt.......................      62,508       1,182        7.67          64,041       1,213        7.62
                                       ----------     -------       -----      ----------     -------       -----
Total Securities.....................     517,220       8,193        6.42         382,753       6,054        6.36
  Loans (1) (2):
    Commercial and agricultural......   1,772,791      41,299        9.45       1,406,008      32,696        9.35
    Real estate......................      44,717       1,035        9.39          36,583         773        8.50
    Installment and other consumer...       9,823         226        9.33          14,786         309        8.41
                                       ----------     -------       -----      ----------     -------       -----
Total loans..........................   1,827,331      42,560        9.45       1,457,377      33,778        9.32
  Federal funds sold.................      19,846         289        5.91           6,078          92        6.09
  Loans held for sale................      16,761         316        7.65           1,836          40        8.76
                                       ----------     -------       -----      ----------     -------       -----
Total interest-earning assets (TE)...   2,381,158     $51,358        8.75%      1,848,044     $39,964        8.70%
                                       ==========     =======       =====      ==========     =======       =====
Noninterest-earning Assets:
  Cash and due from banks............      20,299                                  19,163
  Premises and equipment.............      21,838                                  21,969
  Allowance for loan loss............     (24,309)                                (16,856)
  Accrued interest receivable and
    other assets.....................      50,314                                  44,246
                                       ----------                              ----------
Total noninterest-earning assets.....      68,142                                  68,522
                                       ----------                              ----------
Total Assets.........................  $2,449,300                              $1,916,566
                                       ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities:
  Deposits:
    Interest-bearing demand
      deposits.......................  $   47,131     $   306        2.63%     $   46,521     $   310        2.68%
    Money market.....................     202,001       2,595        5.21         171,418       2,163        5.08
    Other savings deposits...........      33,677         264        3.18          37,320         290        3.13
    Time deposits....................   1,596,325      24,752        6.29       1,272,878      18,047        5.70
                                       ----------     -------       -----      ----------     -------       -----
Total interest-bearing deposits......   1,879,134      27,917        6.03       1,528,137      20,810        5.48
  Borrowings -- short-term...........     163,204       2,364        5.87          91,890       1,507        6.60
  Borrowings -- long-term............      45,935         633        5.59          19,625         266        5.45
  Guaranteed trust preferred
    securities.......................      31,333         839       10.86             989          27       10.98
                                       ----------     -------       -----      ----------     -------       -----
Total borrowed funds.................     240,472       3,836        6.47         112,504       1,800        6.43
Total interest-bearing liabilities...   2,119,606     $31,753        6.08%      1,640,641     $22,610        5.54%
                                       ==========     =======       =====      ==========     =======       =====
Noninterest-bearing Liabilities:
  Noninterest-bearing demand
    deposits.........................     112,837                                  99,843
  Accrued Interest and other
    liabilities......................      17,286                                  12,319
                                       ----------                              ----------
Total noninterest-bearing
  liabilities........................     130,123                                 112,162
                                       ----------                              ----------
Stockholders' Equity.................     199,571                                 163,763
                                       ----------                              ----------
Total Liabilities and Stockholders'
  Equity.............................  $2,449,300                              $1,916,566
                                       ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD (3)....................                 $19,605        2.67                     $17,354        3.16
                                                      =======       =====                     =======       =====
NET INTEREST MARGIN (TE) (4).........                                3.34%                                   3.78%
                                                                    =====                                   =====

---------------
(TE) Tax equivalent basis of 35%
(1) Loan balance totals include non-accrual loans.
(2) Interest earned on loans include amortized loan fees of $1.5 million and $1.2 million in 2001 and 2000, respectively.
(3) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(4) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

     Net interest income on a tax-equivalent basis was $19.6 million for the quarter ended March 31, 2001, representing an increase of 13.0% from net interest income of $17.4 million for the first quarter of 2000. The increase in the first quarter of 2001 was primarily volume related as CIB Marine's average interest-earning assets grew by $533.1 million or 28.8%. The principal source of this growth occurred in CIB Marine's commercial loans and to a lesser degree in its investment securities. Asset growth was primarily funded by increases in deposit liabilities, as well as FHLB borrowings, guaranteed trust preferred securities and other borrowings. Also contributing to the increase in net interest income was the recognition of $192,000 in the first quarter of 2001 for accumulated success fees associated with two borrowing relationships. The increase in net interest income was partially offset by a 44 basis point decrease in the net interest margin. The decrease in the net interest margin was primarily due to an increase in the rate paid on time deposits, which increased 59 basis points. The increase in the rates paid on time deposits was primarily the result of the maturity and subsequent repricing of a large portion of these deposits in a higher interest rate environment during 2000. CIB Marine's interest rate spread declined 49 basis points from 3.16% for the quarter ended March 31, 2000, to 2.67% for the quarter ended March 31, 2001. CIB Marine's net interest margin declined 44 basis points from 3.78% for the quarter ended March 31, 2000, to 3.34%, for the quarter ended March 31, 2001. A leveraging strategy intended to increase the return on stockholders' equity through the issuance of guaranteed trust preferred securities also contributed to the decrease in the interest margin. CIB Marine issued $40.0 million of these securities between March 2000 and February 2001 with average rates of 10.52%. The return on average equity increased from 9.65% for the first quarter of 2000 to 11.43% for the first quarter of 2001. See "Guaranteed Trust Preferred Securities" for additional information.

     In recent months, market interest rates have declined rapidly, especially on the short end of the yield curve. Although the decline in interest rates is expected to result in an increase in CIB Marine's net interest margin over the next year, the short-term effect has been a reduction in the net interest margin. This is largely due to the level of CIB Marine's variable rate commercial loans which reprice more frequently than its interest-bearing liabilities.

     The following table presents an analysis of changes, on a tax-equivalent basis, in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                                      QUARTER ENDED MARCH 31, 2001 COMPARED TO
                                                          QUARTER ENDED MARCH 31, 2000 (1)
                                                      ----------------------------------------
                                                      VOLUME     RATE       TOTAL     % CHANGE
                                                      ------    -------    -------    --------
                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable...............................  $2,057    $   113      2,170       44.83%
Securities -- tax-exempt............................     (37)         6        (31)      (2.56)
                                                      ------    -------    -------    --------
     Total Securities...............................   2,020        119      2,139       35.33
Commercial and agricultural.........................   8,281        322      8,603       26.31
Real estate.........................................     179         83        262       33.89
Installment and other consumer......................    (113)        30        (83)     (26.86)
                                                      ------    -------    -------    --------
     Total Loans (including fees)...................   8,347        435      8,782       26.00
Federal funds sold..................................     200         (3)       197      214.13
Loans held for sale.................................     281         (5)       276      690.00
                                                      ------    -------    -------    --------
     TOTAL INTEREST INCOME (TE).....................  10,848        546     11,394       28.51
                                                      ------    -------    -------    --------
INTEREST EXPENSE
Interest-bearing demand deposits....................       3         (7)        (4)      (1.29)
Money market........................................     376         56        432       19.97
Other savings deposits..............................     (30)         4        (26)      (8.97)
Time deposits.......................................   4,774      1,931      6,705       37.15
                                                      ------    -------    -------    --------
     Total Deposits.................................   5,123      1,984      7,107       34.15
Borrowings -- short term............................   1,038       (181)       857       56.87
Borrowings -- long term.............................     360          7        367      137.97
Guaranteed trust preferred securities...............     812         --        812    3,007.41
                                                      ------    -------    -------    --------
     Total Borrowed Funds...........................   2,210       (174)     2,036      113.11
                                                      ------    -------    -------    --------
     TOTAL INTEREST EXPENSE.........................   7,333      1,810      9,143       40.44
                                                      ------    -------    -------    --------
     NET INTEREST INCOME (TE).......................  $3,515    $(1,264)   $ 2,251       12.97%
                                                      ======    =======    =======    ========

---------------
(TE) -- Tax equivalent basis, of 35%.

(1) -- Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

PROVISION FOR LOAN LOSS AND ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an allowance for loan loss. CIB Marine maintains an allowance for loan loss to absorb estimated probable losses inherent in the loan and lease portfolio. The provision for loan loss was $2.8 million for the first quarter of 2001 as compared to $2.4 million for the first quarter of 2000. At March 31, 2001 the allowance for loan loss was $25.2 million, or 1.30% of total loans outstanding, as compared to $23.0 million and 1.29%, respectively, at December 31, 2000. The allowance is increased by the amount of the provision for loan loss as well as recoveries of previously charged-off loans and is decreased by the amount of loan charge-offs. Total charge-offs for the first quarter of 2001 and 2000 were $0.7 million and $0.3 million, respectively, while recoveries for both of these periods were at or below $0.1 million.

     The following table summarizes changes in the allowance for loan loss for the three-month periods ended March 31, 2001 and 2000.

                                                                       QUARTER ENDED
                                                              --------------------------------
                                                              MARCH 31, 2001    MARCH 31, 2000
                                                              --------------    --------------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD..............................     $23,002           $15,813
Loans Charged-Off:
  Commercial and Agricultural...............................        (230)              (33)
  Real estate
     1-4 family.............................................          --               (14)
     Commercial.............................................        (444)             (150)
     Construction...........................................          --                --
  Consumer..................................................         (37)              (43)
  Credit card...............................................          --               (20)
  Other.....................................................          --                --
                                                                 -------           -------
       TOTAL CHARGED-OFF....................................        (711)             (260)
                                                                 -------           -------
Recoveries of Loans Charged-Off:
  Commercial and Agricultural...............................          64                 4
  Real estate
     1-4 family.............................................          16                --
     Commercial.............................................          --                --
     Construction...........................................          --                --
  Consumer..................................................          21                 8
  Credit card...............................................          --                --
  Other.....................................................          --                --
                                                                 -------           -------
       TOTAL RECOVERIES.....................................         101                12
                                                                 -------           -------
NET LOANS CHARGED-OFF.......................................        (610)             (248)
Provision for loan loss.....................................       2,820             2,360
                                                                 -------           -------
BALANCE AT END OF PERIOD....................................     $25,212           $17,925
                                                                 =======           =======

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

                                                                       AT OR FOR THE QUARTER ENDED
                                                           ---------------------------------------------------
                                                           MARCH 31, 2001   DECEMBER 31, 2000   MARCH 31, 2000
                                                           --------------   -----------------   --------------
                                                                         (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
  Nonaccrual Loans
    Commercial and Agricultural..........................    $    1,028        $    1,357         $    2,141
    Real estate
       1-4 family........................................           525               390                456
       Commercial........................................        13,785            12,682              1,975
       Construction......................................            --                --              2,967
    Consumer.............................................            80                87                124
    Credit card..........................................            --                --                 --
    Other................................................            --                --                 --
                                                             ----------        ----------         ----------
         Total nonaccrual loans..........................        15,418            14,516              7,663
                                                             ----------        ----------         ----------
  Foreclosed property....................................         1,582             1,497              1,097
  Restructured loans (1).................................            27                27                 11
                                                             ----------        ----------         ----------
         TOTAL NONPERFORMING ASSETS......................    $   17,027        $   16,040         $    8,771
                                                             ==========        ==========         ==========
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
  Commercial and Agricultural............................    $      968        $      235         $    2,562
  Real estate
    1-4 family...........................................           694               737                134
    Commercial...........................................            20                20                 41
    Construction.........................................           141                --                 --
  Consumer...............................................            50                 2                 19
  Credit card............................................            32                 9                 23
  Other..................................................            --                --                 --
                                                             ----------        ----------         ----------
  TOTAL LOANS 90 DAYS OR MORE PAST DUE AND >STILL
    ACCRUING.............................................    $    1,905        $    1,003         $    2,779
                                                             ==========        ==========         ==========
Allowance for loan loss..................................    $   25,212        $   23,002         $   17,925
Loans at end of period, including held for sale..........     1,932,561         1,778,275          1,529,656
Average loans, including held for sale...................     1,844,092         1,725,084          1,459,213
RATIOS
Ratio of allowance to loans..............................          1.30%             1.29               1.17%
Ratio of net loans charged-off to average loans..........          0.03              0.03               0.02
Ratio of recoveries to loans charged-off.................         14.21             12.33               4.50
Nonaccrual loans as a percent of loans...................          0.80              0.82               0.50
Nonperforming assets as a percent of total assets........          0.69              0.68               0.44
Foreclosed properties as a percent of loans..............          0.08              0.08               0.07
Allowance as a percent of nonaccrual loans...............        163.52            158.46             233.92
Allowance as a percent of nonperforming assets...........        148.07            143.40             204.36
Nonaccrual loans and 90+ days past due loans as a percent
  of loans...............................................          0.90              0.87               0.68
Nonaccrual loans and 90+ days past due loans as a percent
  of total assets........................................          0.70              0.66               0.52
Nonperforming assets and 90+ days past due loans as a
  percent of total assets................................          0.76              0.72               0.57
Allowance as a percent of nonperforming assets and 90+
  days past due loans....................................        133.17            134.96             155.19

---------------

(1) Nonaccrual loans included $845, $876 and $0 of restructured loans at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

     Total nonaccrual loans were $15.4 million at March 31, 2001, $14.5 million at December 31, 2000, and $7.7 million at March 31, 2000. The ratio of nonaccrual loans to total loans was 0.80%, 0.82%, and 0.50% at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

     At March 31, 2001, $12.7 million, or 82.9%, of nonaccrual loans consisted of the following three lending relationships:

     (1) Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $7.4 million as of March 31, 2001. These loans were transferred to nonaccrual in December 2000.

     (2) A commercial real estate loan with an outstanding balance of $2.7 million as of March 31, 2001, was transferred to nonaccrual during the fourth quarter of 2000.

     (3) A commercial real estate loan with an outstanding balance of $2.6 million as of March 31, 2001, was transferred to nonaccrual during the first quarter of 2001.

     CIB Marine continues to work with these borrowers and believes the value of the properties securing the obligations approximate the amounts owed. However, CIB Marine cannot provide assurances that the values will be maintained or that there will not be losses with respect to any of these relationships.

     Foreclosed properties were $1.6 million at March 31, 2001, and consisted of two commercial properties acquired through a voluntary transfer of assets by a borrower. CIB Marine had $1.1 million in foreclosed properties at March 31, 2000, which were sold in the second and third quarters of 2000 for a gain of $0.2 million.

     A loan is treated as impaired when it is probable, based upon current information and events, that CIB Marine will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is recognized by creating an allowance for loan loss with a charge to the provision for loan loss for the difference between its carrying value and its fair value. Changes in the net carrying amount of the loan from one reporting period to the next are accounted for as an adjustment to the provision for loan loss. Impaired loans do not include nonperforming homogenous loans such as 1-4 family real estate loans and consumer loans. Impaired loans were $8.2 million and $6.0 million at March 31, 2001 and 2000, respectively. Approximately 85.7% of the impaired loan balance at March 31, 2001 and 85.2% of the impaired loan balance at March 31, 2000 was comprised of loans which are also included in nonaccrual loans.

     Loans 90 days or more past due and still accruing are loans which are delinquent with respect to the payment of principal and/or interest but which are well collateralized, in the process of collection and which management believes all contractual principal and interest amounts due will be collected in full. CIB Marine had $1.9 million in loans that were 90 days or more past due and still accruing at March 31, 2001, $1.0 million at December 31, 2000, and $2.8 million at March 31, 2000. Accrued interest on these loans was $0.1 million at both March 31, 2001 and 2000. The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 0.76% at March 31, 2001, 0.72% at December 31, 2000, and 0.57% at March 31, 2000.

NONINTEREST INCOME

     Noninterest income for the first quarter of 2001 was $3.6 million, representing a 164.1% increase from the first quarter of 2000. The following paragraphs discuss the principle components of noninterest income and the primary reasons for their changes from the first quarter 2000 to 2001.

     Loan fees and other service fees were $1.8 million in the first quarter of 2001, as compared to $0.7 million in the first quarter of 2000, an increase of 158.2%. This increase was primarily a result of an increase in residential mortgage loan fees, which were $1.2 million in the first quarter of 2001 as compared to $0.3 million in the first quarter of 2000. The increase in residential mortgage loan fees was due primarily to an increase in lending volume. A declining interest rate environment contributed to the increase in volume.

     Deposit service charges were $0.6 million in the first quarter of 2001, as compared to $0.4 million in 2000, an increase of 45.0%. The increase in deposit service charges was due primarily to an increase in the number of deposit accounts between the periods and an increase in the per-item charge for overdrafts on checking accounts.

     Investment security gains were $1.1 million in the first quarter of 2001. No security gains were taken during the first quarter of 2000. During the first quarter of 2001, CIB Marine sold higher-yielding U.S. Government agency securities and U.S. treasury notes after market rates decreased in order to capture the gains available on their sale and has generally reinvested the proceeds in commercial loans. Total securities as a percentage of total assets decreased to 17.2% at March 31, 2001, from 20.8% at December 31, 2000, while loans as a percentage of total assets grew to 77.0% at March 31, 2001, from 74.5% at December 31, 2000.

     Other noninterest income was $0.2 million in the first quarter of 2001, as compared to $0.1 million in 2000, an increase of 39.1%. The increase in other noninterest income was due primarily to $0.1 million in net income from MICR, Inc. operations, which was acquired in October 2000.

     As a result of the sale of the trust company in the fourth quarter of 2000, CIB Marine did not receive any trust income during the first quarter 2001. Trust income for the first quarter of 2000 was $0.2 million. In conjunction with the sale, CIB Marine receives a commission on both new and existing trust accounts referred to and accepted by the purchaser. During the first quarter of 2001, CIB Marine received $18,000 in commissions, which is included in other income.

NONINTEREST EXPENSE

     Total noninterest expense increased $1.6 million, or 16.4%, to $11.5 million in the first quarter of 2001 from $9.9 million in the first quarter 2000. This increase was primarily a result of CIB Marine's growth, including internal growth and the opening of new branch facilities. The following paragraphs discuss the principal components of noninterest expense and the primary reasons for their changes from the first quarter of 2000 to the first quarter of 2001.

     Compensation and employee benefits expense was $7.4 million in the first quarter of 2001, as compared to $6.0 million in 2000, an increase of 23.0%. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, the hiring of additional management personnel and increases in the salaries of existing personnel. Excluding employees of MICR, Inc., the total number of full-time equivalent employees increased to 596 at March 31, 2001, from 572 at December 31, 2000, and 536 at March 31, 2000, representing increases of 4.2% and 11.2% for the three and twelve-month periods, respectively. In addition, compensation and employee benefits was impacted by an increase in the cost of employee healthcare benefits which increased by $0.2 million, or 79.8%, in the first quarter of 2001 as compared to the same period in 2000.

     Equipment, occupancy and premises expense was $1.8 million in the first quarter of 2001, as compared to $1.5 million in 2000, an increase of 14.5%. In addition, telephone and data communications expense was $0.3 million in the first quarter of 2001 as compared to $0.2 million in 2000, an increase of 41.5%. These increases were primarily attributable to growth in the number of banking facilities as well as increases in the number of full-time equivalent employees and in the number of customers served by CIB Marine.

     CIB Marine's efficiency ratio was 52.04% for the first quarter of 2001 as compared to 52.85% for the first quarter of 2000. Total noninterest expense as a percentage of average assets was 1.91% for the quarter ended March 31, 2001, and 2.08% for the quarter ended March 31, 2000.

INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting. Income tax expense was $2.8 million and $2.1 million for the quarter ended March 31, 2001 and 2000, respectively. The effective tax rate for the three months ended March 31, 2001 and 2000 was

33.4% and 34.7%, respectively. The decrease in the income tax provision was primarily due to various tax planning strategies implemented by CIB Marine.

FINANCIAL CONDITION

OVERVIEW

     CIB Marine's total assets increased by $108.6 million, or 4.6%, during the three months ended March 31, 2001. This increase was primarily the result of the implementation of CIB Marine's growth and acquisition strategy. Asset growth occurred primarily in loans, which increased $154.3 million, or 8.7%. This growth was primarily funded by increases in deposits of $37.5 million, borrowings (including guaranteed trust preferred securities) of $60.9 million and equity of $8.2 million. In addition, loan growth was partially funded by the sale and maturity of investment securities, which decreased $66.5 million.

LOANS HELD FOR SALE

     Loans held for sale were $27.2 million at March 31, 2001, an increase of $11.9 million, or 77.8%, as compared to $15.3 million at December 31, 2000. The held for sale portfolio is comprised of residential first mortgage loans. This increase was attributable to increases in the volume of loans originated and purchased for resale. The increase in volume was primarily due to a lower interest rate environment during the first quarter of 2001. In 2000, CIB Marine began originating and purchasing loans for sale through a wholesale division of its mortgage banking subsidiary. CIB Marine originated $37.6 million, purchased $116.6 million and sold $142.3 million of loans held for sale in the first quarter of 2001, as compared to $16.1 million, $8.2 million, and $24.8 million, respectively, in the first quarter of 2000.

INVESTMENT SECURITIES

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                                       AT MARCH 31, 2001      AT DECEMBER 31, 2000
                                                      --------------------    --------------------
                                                                  YIELD TO                YIELD TO
                                                       AMOUNT     MATURITY     AMOUNT     MATURITY
                                                      --------    --------    --------    --------
                                                                 (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & agencies........................    $ 42,993      6.43%     $ 60,000      6.28%
Obligations of states and political
  subdivisions....................................      54,010      7.44        46,434      7.49
Other notes and bonds.............................         450      7.10           450      7.10
Mortgage backed securities........................      18,333      7.10        19,220      7.04
                                                      --------     -----      --------     -----
Total Securities Held to Maturity.................     115,786      7.01       126,104      6.84
                                                      --------     -----      --------     -----
AVAILABLE FOR SALE
U.S. Government & agencies........................     173,285      6.30       241,694      6.19
Obligations of states and political
  subdivisions....................................       4,161      9.29         7,627      8.70
Other notes and bonds.............................      13,600      5.27        51,097      7.16
Mortgage backed securities........................     108,074      6.57        58,365      6.85
Federal Home Loan Bank stock......................       3,662      7.00         3,590      8.00
Other equities....................................          50       N/A            50       N/A
                                                      --------     -----      --------     -----
          Securities Available for Sale Before
            SFAS 115 Adjustment...................     302,832      6.40       362,423      6.50
                                                      --------     -----      --------     -----
          Total Securities Before SFAS 115
            Adjustment............................     418,618      6.57%      488,527      6.59%
                                                                   =====                   =====
SFAS 115 Available For Sale Market Value
  Adjustment......................................       7,125                   3,714
                                                      --------                --------
TOTAL SECURITIES..................................    $425,743                $492,241
                                                      ========                ========

     Total securities outstanding at March 31, 2001, were $425.7 million, a decrease of $66.5 million, or 13.5%, as compared to $492.2 million at December 31, 2000. The decrease in the securities portfolio was due primarily to CIB Marine's strategy to reposition its investment security portfolio through sales and maturities shortly after market rate decreases. The proceeds were primarily reinvested in higher-yielding commercial loans. The ratio of total securities to total assets was 17.2% at March 31, 2001, as compared to 20.8% at December 31, 2000.

     At March 31, 2001, 51.7% of the portfolio consisted of U.S. Treasury and Government Agency securities, as compared to 61.8% at December 31, 2000. Mortgage backed securities represented 30.2% and 15.9% at March 31, 2001, and December 31, 2000, respectively. Mortgage backed securities increased $48.8 million, or 62.9%, from December 31, 2000 to March 31, 2001. CIB Marine increased the level of mortgage backed securities to take advantage of increased spreads relative to U.S. Treasury notes and bonds. Obligations of states, and political subdivisions of states, represented 13.9% of the portfolio at March 31, 2001, and 11.1% at December 31, 2000. Most of these obligations were general obligations of states, or political subdivisions of states, in which CIB Marine's subsidiaries are located. The amount of obligations of states, and political subdivisions of states, remained relatively constant between periods, but increased as a percent of the total portfolio due primarily to the decline in total securities. Commercial paper accounted for 3.1% of the portfolio at March 31, 2001, as compared to 10.3% at December 31, 2000. The decrease in commercial paper was due primarily to the maturities of these short-term investments.

     As of March 31, 2001, $310.0 million, or 72.8%, of the securities portfolio was classified as available for sale and $115.8 million, or 27.2%, of the portfolio was classified as held to maturity. At December 31, 2000, these ratios were 74.4% and 25.6%, respectively. As a result of CIB Marine's strategy to reposition its portfolio, securities available for sale decreased $56.2 million, or 15.3%, from December 31, 2000 to March 31, 2001, while securities held to maturity decreased $10.3 million, or 8.2%.

     On March 31, 2001, the net unrealized gain of the available for sale securities was $7.1 million, as compared to a net unrealized gain of $3.7 million at December 31, 2000. The increase in the unrealized value of these securities over the first three months of 2001 was a direct result of decreases in market interest rates offered on similar investments.

     The classification of securities as available for sale and held to maturity is based on a number of factors, including CIB Marine's current and projected liquidity position and current and projected loan to deposit ratio. The decrease in the percentage of securities classified as available for sale at March 31, 2001, as compared to December 31, 2000, reflects CIB Marine's decision to sell various securities that were classified as available for sale.

LOANS

     Loans, net of the allowance for loan loss, were $1.9 billion at March 31, 2001, an increase of $140.2 million, or 8.1%, from $1.7 billion at December 31, 2000, and represented 75.9% and 73.5% of CIB Marine's total assets at March 31, 2001, and December 31, 2000, respectively. Most of the increase was in commercial and industrial, commercial real estate and construction loans, which in the aggregate represented 95.7% and 95.1% of gross loans at March 31, 2001, and December 31, 2000, respectively.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                       AS OF MARCH 31, 2001       AS OF DECEMBER 31, 2000
                                                       ---------------------      -----------------------
                                                                     (DOLLARS IN THOUSANDS)
Commercial and industrial..........................    $  663,354      34.7%      $  592,984       33.6%
Agricultural.......................................         5,093        0.3           5,286         0.3
Real estate:
  1-4 family.......................................        63,320        3.3          67,096         3.8
  Commercial.......................................       856,443       44.8         814,895        46.1
  Construction.....................................       309,555       16.2         272,278        15.4
Consumer...........................................         7,434        0.4           8,455         0.5
Credit card loans..................................         1,642        0.1           1,833         0.1
Other..............................................         4,773        0.2           4,392         0.2
                                                       ----------      -----      ----------       -----
          Gross Loans..............................     1,911,615      100.0%      1,767,219       100.0%
                                                                       =====                       =====
Deferred Loan Fees.................................        (6,292)                    (4,264)
Allowance for loan loss............................       (25,212)                   (23,002)
                                                       ----------                 ----------
          NET LOANS................................    $1,880,111                 $1,739,953
                                                       ==========                 ==========

CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry exceeds 25% of the capital of CIB Marine.

     At March 31, 2001, CIB Marine had one borrowing relationship with an individual borrower that exceeded 25% of capital. The total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn as of March 31, 2001, was $53.6 million, and amounted to 26.5% and 2.8% of CIB Marine's stockholders' equity and gross loans outstanding, respectively. The aggregate principal amount actually drawn and outstanding was approximately $49.9 million.

     At March 31, 2001, CIB Marine had credit relationships within three industries or industry groups that exceeded 25% of its capital. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $785.0 million, or 41.1% of gross loans and 387.1% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $166.9 million, or 8.7% of gross loans and 82.3% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $126.4 million, or 6.6% of gross loans and 62.3% of stockholders' equity

     Commercial or multi-family real estate, other business collateral and/or personal property generally collateralize the loans and lines of credit described above. Additionally, most of the loans are personally guaranteed by the principals. Management has no reason to believe that each loan within these concentrations represent any greater risk of loss than CIB Marine's other loans that are similarly collateralized and underwritten.

     In July 1999, one of CIB Marine's borrowers, whose total borrowing relationship exceeded 25% of capital, at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of this borrower's net worth. The decline in the value of this security caused liquidity problems for this borrower with respect to its obligations to CIB Marine and other lenders. CIB Marine has closely monitored this borrowing relationship, including the borrower's obligations to other lenders and their collateral positions. Lawsuits filed by other lenders in November 1999 and August 2000 to recover amounts due them are still pending. Two similar lawsuits have been dismissed. The borrower is engaging in a voluntary and orderly disposition of certain of its assets to satisfy its obligations to CIB Marine and other lenders and to strengthen its liquidity position.

     CIB Marine has continued to renew certain loans and extend new loans to this borrower and its related interests based upon a credit evaluation at the time of origination or renewal. Since March of 2000, the total outstanding lending commitment associated with this borrowing relationship has represented less than 25% of the capital of CIB Marine. As of March 31, 2001, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $38.3 million and the aggregate principal amount actually drawn and outstanding was approximately $32.3 million. All such loans were current with respect to principal and interest. As of April 30, 2001, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn was approximately $39.0 million. The aggregate principal amount actually drawn and outstanding at April 30, 2001, was $37.1 million.

     CIB Marine estimates that the fair value of the collateral securing this borrowing relationship currently exceeds the outstanding principal balance, however, this borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine's loan policy since the first quarter of 2000. CIB Marine has not suffered any losses with respect to its loans to this borrower and does not consider this loan impaired. CIB Marine cannot provide assurances that the loan will not become impaired in the future or that there will not be future losses with respect to loans to this borrower. Management of CIB Marine will continue to closely monitor its loans to this borrower in order to assess its ongoing exposure to the credit risk posed by this borrower and will take additional action if deemed appropriate.

OTHER ASSETS

     Other assets increased $4.2 million, or 32.9%, to $17.0 million at March 31, 2001 from $12.8 million at December 31, 2000. The majority of the increase was due to a $2.6 million adjustment related to CIB Marine's adoption of SFAS 133, as amended by SFAS 138. For additional information see Note 7 to the financial statements contained in Item 1 of this Form 10-Q. Also contributing to the increase in other assets were $0.5 million of capitalized underwriting fees incurred with the issuance of $15.0 million in guaranteed trust preferred securities. Additional information regarding this transaction is discussed in "Borrowings".

     Other assets at March 31, 2001, include a $6.8 million investment in MICR, Inc., a wholly-owned subsidiary of CIB-Chicago. This business is classified as a held for sale asset. MICR, Inc. had net income of $0.1 million in the quarter ended March 31, 2001.

DEPOSIT LIABILITIES

     Total deposits increased $37.5 million during the first quarter to $2.0 billion at March 31, 2001. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 79.3% at March 31, 2001 and 79.1% at December 31, 2000. These percentages reflect CIB Marine's reliance on time deposits as a primary source of funding. At March 31, 2001, and December 31, 2000, time deposits of $100,000 or more amounted to $519.2 million and $519.0 million, or 32.9% and 33.6% of total time deposits, respectively. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $68.7 million, or 4.4% of total time deposits at March 31, 2001, and $68.3 million, or 4.4% of total time deposits at December 31, 2000. Brokered time deposits included in time deposits of $100,000 or more were $64.7 million and $64.3 million at March 31, 2001, and December 31, 2000, respectively.

     At March 31, 2001, noninterest-bearing demand deposits were $108.6 million, interest-bearing demand deposits were $46.8 million and savings deposits were $255.9 million. These deposits were $134.9 million, $49.6 million and $224.3 million, respectively, at December 31, 2000. The decrease in noninterest-bearing demand deposits was due in part to commercial bank customers that generally increase their cash position at a fiscal year end. The increase in savings deposits between these periods was primarily the result of CIB Marine's promotion of its money market product.

BORROWINGS

     The following table sets forth information regarding selected categories of borrowings.

                                                       MARCH 31, 2001        DECEMBER 31, 2000
                                                    --------------------    --------------------
                                                    BALANCE     AVG RATE    BALANCE     AVG RATE
                                                    --------    --------    --------    --------
                                                               (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
  Fed funds purchased...........................    $158,427      5.38%     $107,974      6.13%
  Securities sold under repurchase agreements...         449      4.06        19,899      6.44
  Treasury, tax and loan note...................         546      4.78           523      6.29
  Commercial paper..............................      13,020      5.25         6,453      6.81
  Other borrowings -- short term................          --        --        11,590      8.28
                                                    --------     -----      --------     -----
       Total Short-Term Borrowings..............     172,442      5.36%      146,439      6.37%
                                                    --------     -----      --------     -----
LONG TERM BORROWINGS
  Federal Home Loan Bank........................      53,169      6.12        33,223      6.46
  Guaranteed trust preferred securities.........      40,000     10.52        25,000     10.71
                                                    --------     -----      --------     -----
       Total Long Term Borrowings...............      93,169      8.01%       58,223      8.28%
                                                    --------     -----      --------     -----
          TOTAL BORROWINGS......................    $265,611      6.29%     $204,662      6.92%
                                                    ========     =====      ========     =====

     At March 31, 2001, total borrowings were $265.6 million, as compared to $204.7 million at December 31, 2000, representing an increase of 29.8%. Total borrowings at March 31, 2001, and December 31, 2000, amounted to 10.7% and 8.6%, of total assets, respectively. Fed funds purchased accounted for $158.4 million, or 59.7% of total borrowings at March 31, 2001, and $108.0 million, or 52.8% of total borrowings at December 31, 2000. Repurchase agreements accounted for $0.5 million, or 0.2% of total borrowings at March 31, 2001, as compared to $20.0 million, or 9.7% of total borrowings at December 31, 2000. Federal Home Loan Bank advances accounted for $53.2 million, or 20.0% of total borrowings at March 31, 2001, as compared to $33.2 million, or 16.2% of total borrowings at December 31, 2000. Guaranteed trust preferred securities accounted for $40.0 million, or 15.1% of total borrowings at March 31, 2001, as compared to $25.0 million, or 12.2% of total borrowings at December 31, 2000. CIB Marine increased its utilization of short and long-term borrowings during 2000 and into the first quarter of 2001 in order to meet its funding needs or when the terms were more favorable than other types of funding.

     CIB Marine has a $30.0 million revolving line of credit with a non-affiliated commercial bank collateralized by the common stock of two of its banking subsidiaries. At March 31, 2001, there was no outstanding balance on this line of credit. At December 31, 2000, the outstanding balance was $11.6 million. CIB Marine also has commercial paper issued against this line. At March 31, 2001, and December 31, 2000, CIB Marine had $13.0 million and $6.5 million, respectively, of commercial paper outstanding.

GUARANTEED TRUST PREFERRED SECURITIES

     At March 31, 2001, CIB Marine had $40.0 million outstanding in guaranteed trust preferred securities as compared to $25.0 million at December 31, 2000. On February 22, 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.2% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at March 31, 2001, and December 31, 2000, is contained in the following table. The capital levels of CIB Marine and the subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. CIB Marine intends to maintain its capital level and the capital levels of its banks at or above levels sufficient to support future growth.

                                                                MARCH 31, 2001      DECEMBER 31, 2000
                                                                --------------      -----------------
                                                                       (DOLLARS IN THOUSANDS)
RISK WEIGHTED ASSETS (RWA)..................................      $2,253,212           $2,135,325
                                                                  ==========           ==========
AVERAGE ASSETS(1)...........................................      $2,436,885           $2,306,227
                                                                  ==========           ==========
CAPITAL COMPONENTS
  Stockholders' equity......................................      $  202,777           $  194,596
  Guaranteed trust preferred securities/
     Minority Interest in Consolidated Subsidiaries.........          40,133               25,000
  Less: Disallowed Intangibles..............................         (12,416)             (12,746)
  Add/less: Unrealized loss/(gain) on securities............          (4,322)              (2,245)
                                                                  ----------           ----------
TIER 1 CAPITAL..............................................         226,172              204,605
  Allowable allowance for loan loss.........................          25,212               23,002
                                                                  ----------           ----------
TOTAL RISK BASED CAPITAL....................................      $  251,384           $  227,607
                                                                  ==========           ==========

                                                                         MARCH 31, 2001
                                                          ---------------------------------------------
                                                                                        FOR CAPITAL
                                                                ACTUAL               ADEQUACY PURPOSES
                                                          -------------------       -------------------
                                                          AMOUNT        RATIO       AMOUNT        RATIO
                                                          -------       -----       -------       -----
Total Capital (to RWA)................................    251,384       11.16%      180,257       8.00%
Tier 1 Capital (to RWA)...............................    226,172       10.04        90,128       4.00
Tier 1 Leverage (to Avg Assets).......................    226,172        9.28        97,475       4.00
                                                          -------       -----       -------       ----

                                                                        DECEMBER 31, 2000
                                                          ---------------------------------------------
                                                                                        FOR CAPITAL
                                                                ACTUAL               ADEQUACY PURPOSES
                                                          -------------------       -------------------
                                                          AMOUNT        RATIO       AMOUNT        RATIO
                                                          -------       -----       -------       -----
Total Capital (to RWA)................................    227,607       10.66%      170,826       8.00%
Tier 1 Capital (to RWA)...............................    204,605        9.58        85,413       4.00
Tier 1 Leverage (to Avg Assets).......................    204,605        8.87        92,249       4.00

---------------
(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     CIB Marine issued $15.0 million in guaranteed trust preferred securities in February 2001. For capital purposes, these securities qualify as Tier 1 equity capital for all regulatory and risk-based capital ratios. For additional information on these securities see "Guaranteed Trust Preferred Securities." In addition, CIB Marine sold 22,709 shares in a private placement offering in January 2001 for a total of $0.4 million.

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit withdrawals, maturities in borrowings and other obligations in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits. Additional sources of liquidity include cash and cash equivalents, fed funds, securities sold under agreement to repurchase, advances from the Federal Home Loan Banks, loans held for sale and the sale of securities, and as a contingency, borrowings from the Federal Reserve Bank.

     The following discussion should be read in conjunction with the statements of cash flows for the three months ended March 31, 2001, and March 31, 2000, contained in the consolidated financial statements.

     For the three months ended March 31, 2001, net cash used by operating activities was $2.5 million, as compared to net cash provided of $4.9 for the three months ended March 31, 2000. The decrease in cash from operating activities was due primarily to an increase in the origination and purchase of loans held for sale, net of sales, in the three-month period ended March 31, 2001, as compared to the same period in 2000. For the three months ended March 31, 2001, net cash used in investing activities was $72.0 million, as compared to $170.9 million for the three months ended March 31, 2000. The decrease in cash used for investing activities was caused primarily by an increase in maturities and sales of investment securities resulting from CIB Marine's decision to sell various securities in its available for sale portfolio and reduce the portfolio as a percent of total assets. Net cash provided by financing activities was $95.7 million and $176.3 million for the three months ended March 31, 2001 and 2000, respectively. The decline in cash provided by financing activities was primarily attributable to a decrease in cash provided from deposit liabilities and net long-term borrowings, which was partially offset by increases in cash provided from guaranteed trust preferred securities and short-term borrowings.

     CIB Marine was able to meet its liquidity needs during the first quarter of 2001 and expects to meet these needs for the remainder of 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 2000. For information regarding CIB Marine's market risks, refer to its 2000 Annual Report on Form 10-K/A, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity gap for CIB Marine.

                                                                            MARCH 31, 2001
                                                 ---------------------------------------------------------------------
                                                    0-3          4-6        7-12        2-5       OVER 5
                                                   MONTHS      MONTHS      MONTHS      YEARS      YEARS       TOTAL
                                                 ----------   ---------   ---------   --------   --------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans........................................  $1,248,055   $  33,335   $ 107,679   $474,605   $ 68,887   $1,932,561
  Securities...................................      55,144      21,079      40,466    232,250     76,804      425,743
  Federal funds sold...........................      45,075          --          --         --         --       45,075
                                                 ----------   ---------   ---------   --------   --------   ----------
        TOTAL INTEREST-EARNING ASSETS..........   1,348,274      54,414     148,145    706,855    145,691    2,403,379
                                                 ----------   ---------   ---------   --------   --------   ----------
Interest-bearing liabilities:
  Time deposits................................     634,251     330,185     405,707    197,370     10,161    1,577,674
  Savings and interest-bearing demand
    deposits...................................     302,760          --          --         --         --      302,760
  Short-term borrowings........................     172,194         248          --         --         --      172,442
  Long-term borrowings.........................         919          --          --     17,500     34,750       53,169
  Guaranteed trust preferred securities........          --          --          --         --     40,000       40,000
                                                 ----------   ---------   ---------   --------   --------   ----------
        TOTAL INTEREST-BEARING LIABILITIES.....  $1,110,124   $ 330,433   $ 405,707   $214,870   $ 84,911   $2,146,045
                                                 ----------   ---------   ---------   --------   --------   ----------
Interest sensitivity GAP (by period)...........     238,150    (276,019)   (257,562)   491,985     60,780      257,334
Interest sensitivity GAP (cumulative)..........     238,150     (37,869)   (295,431)   196,554    257,334      257,334
ADJUSTED FOR DERIVATIVES:
  Derivatives (notional, by period)............     (35,000)         --          --         --     35,000
  Derivatives (notional, cumulative)...........     (35,000)    (35,000)    (35,000)   (35,000)        --
Interest sensitivity GAP (by period)...........     203,150    (276,019)   (257,562)   491,985     95,780      257,334
Interest sensitivity GAP (cumulative)..........     203,150     (72,869)   (330,431)   161,554    257,334      257,334
Cumulative Gap as a % of Total Assets..........       8.20%       (2.94)%    (13.34)%    6.52%     10.39%

     The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of March 31, 2001, and December 31, 2000.

               FUTURE EARNINGS INTEREST RATE SENSITIVITY ANALYSIS

                                                              BASIS POINT CHANGES
                                                    ----------------------------------------
                                                     +200       +100       -100       -200
                                                    -------    -------    -------    -------
MARCH 31, 2001
  Net Interest Income change over one year........    (7.51)%    (3.58)%     3.57%      6.97%
                                                    =======    =======    =======    =======
DECEMBER 31, 2000
  Net Interest Income change over one year........    (8.54)%    (4.30)%     3.54%      7.25%
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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. Not Applicable

     b. Not Applicable

     c. CIB Marine sold 22,709 shares of its common stock, at $19.71 per share, in a private placement offering in January 2001 for a total of $0.4 million.

       On April 18, 2001, CIB Marine commenced a $3.0 million private placement offering of its common stock at $20.95 per share, which is expected to terminate on May 31, 2001, unless extended by CIB Marine. Through May 13, 2001, CIB Marine has sold 3,000 shares in this offering for a total of $0.06 million.

       These offerings were made to a limited number of accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and the provisions of Rule 506 of Regulation D under the Act. CIB Marine incurred no commissions or underwriting discounts in any of these offerings.

     d.    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. CIB Marine held its Annual Meeting of Shareholders on April 26, 2001.

     b.    Matters related to the election of Directors.

     Votes cast for the election of three Directors to serve for a term of three years are as follows

                                                                           WITHHOLD
                                                                         AUTHORITY TO
    DIRECTOR                                                  FOR          VOTE FOR      NON-VOTE
    --------                                              -----------    ------------    --------
    Norman E. Baker...................................     13,024,486       66,100              0
    W. Scott Blake....................................     13,024,486       66,100              0
    Dean M. Katsaros..................................     13,024,486       66,100              0
    Donald M. Trilling................................     13,024,486       66,100              0

     The continuing Directors of CIB Marine whose seats were not up for election at the annual meeting are as follows:

    DIRECTOR                                                        SERVING UNTIL
    --------                                                        -------------
    Jose Araujo.................................................        2002
    Jerry D. Maahs..............................................        2002
    Howard E. Zimmerman.........................................        2002
    John T. Bean................................................        2003
    Steven C. Hillard...........................................        2003
    J. Michael Straka...........................................        2003

                                                                 FOR        AGAINST    ABSTAIN
                                                                 ---        -------    -------
    c. Evergreen Amendment to 1999 Stock Option and
      Incentive Plan                                          12,683,252    100,818    306,515

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Agreement and Plan of Reorganization by and among CIB Marine Bancshares, Inc., Citrus Financial Services, Inc. and Citrus Bank, N.A., dated March 6, 2001 (incorporated by reference to Exhibit 2.1 to the CIB Marine Bancshares, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000).

     b. Reports on Form 8-K

ITEMS REPORTED   FINANCIAL STATEMENTS INCLUDED   DATE OF EVENT    DATE FILED
--------------   -----------------------------   -------------   -------------
7.9                           No                 March 6, 2001   March 7, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May 2001.

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