Form 10-Q
period 2001-06-30
CIB MARINE BANCSHARES INC
filed 2001-08-14
CIK 861955

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]
     At August 14, 2001 CIB Marine had 17,207,499 shares of common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CIB MARINE BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 JUNE 30,     DECEMBER 31,
                                                                   2001           2000
                                                                ----------    ------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................    $   26,057     $   25,925
  Federal Funds Sold........................................        25,340         16,700
                                                                ----------     ----------
          Total Cash and Cash Equivalents...................        51,397         42,625
                                                                ----------     ----------
Loans Held for Sale.........................................        18,883         15,320
Securities:
  Available for Sale, at fair value.........................       298,993        366,137
  Held to Maturity (approximate fair value of $102,138 and
     $126,856, respectively)................................        99,808        126,104
                                                                ----------     ----------
          Total Securities..................................       398,801        492,241
                                                                ----------     ----------
Loans.......................................................     2,002,951      1,762,955
  Less: Allowance for Loan Loss.............................       (27,644)       (23,002)
                                                                ----------     ----------
Net Loans...................................................     1,975,307      1,739,953
                                                                ----------     ----------
Premises and Equipment, net.................................        23,085         21,498
Accrued Interest Receivable.................................        17,960         20,537
Deferred Income Taxes.......................................         3,509          8,301
Goodwill and Core Deposit Intangibles, net..................        12,081         12,744
Foreclosed Properties.......................................           893          1,497
Other Assets................................................        14,770         12,825
                                                                ----------     ----------
          Total Assets......................................    $2,516,686     $2,367,541
                                                                ==========     ==========
LIABILITIES
Deposits:
  Non Interest-Bearing Demand...............................    $  120,211     $  134,902
  Interest-Bearing Demand...................................        65,677         49,647
  Savings...................................................       292,911        224,274
  Time......................................................     1,512,793      1,542,698
                                                                ----------     ----------
       Total Deposits.......................................     1,991,592      1,951,521
                                                                ----------     ----------
Short-term Borrowings.......................................       191,690        146,439
Accrued Interest Payable....................................        11,860         12,546
Accrued Income Taxes........................................         1,129            454
Other Liabilities...........................................         4,464          3,762
Long-term Borrowings........................................        61,014         33,223
Guaranteed Trust Preferred Securities.......................        40,000         25,000
                                                                ----------     ----------
       Total Liabilities....................................     2,301,749      2,172,945
                                                                ----------     ----------
STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 5,000,000 Shares Authorized,
  None Issued...............................................            --             --
Common Stock, $1 Par Value; 50,000,000 Shares Authorized,
  17,207,499 and 16,918,531 Issued and Outstanding,
  respectively..............................................        17,207         16,918
Capital Surplus.............................................       140,474        134,725
Retained Earnings...........................................        53,002         40,708
Accumulated Other Comprehensive Income......................         4,254          2,245
                                                                ----------     ----------
       Total Stockholders' Equity...........................       214,937        194,596
                                                                ----------     ----------
       Total Liabilities and Stockholders' Equity...........    $2,516,686     $2,367,541
                                                                ==========     ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                           CIB MARINE BANCSHARES,INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                              --------------------------    --------------------------
                                                 2001           2000           2001           2000
                                              -----------    -----------    -----------    -----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans.....................................    $    43,317    $    37,895    $    85,837    $    71,648
Loans Held For Sale.......................            523             81            838            121
Securities:
  Taxable.................................          5,629          5,198         12,576          9,914
  Tax-exempt..............................            709            713          1,477          1,502
  Dividends...............................             63             53            127            178
Federal Funds Sold........................            284            154            573            246
                                              -----------    -----------    -----------    -----------
       Total Interest and Dividend
          Income..........................         50,525         44,094        101,428         83,609
                                              -----------    -----------    -----------    -----------
INTEREST EXPENSE
Deposits..................................         25,493         23,190         53,411         44,000
Short-term Borrowings.....................          2,326          1,533          4,691          3,040
Long-term Borrowings......................            691            504          1,324            770
Guaranteed Trust Preferred Securities.....          1,062            274          1,900            300
                                              -----------    -----------    -----------    -----------
       Total Interest Expense.............         29,572         25,501         61,326         48,110
                                              -----------    -----------    -----------    -----------
Net Interest Income.......................         20,953         18,593         40,102         35,499
Provision for Loan Loss...................          2,884          1,915          5,703          4,275
                                              -----------    -----------    -----------    -----------
       Net Interest Income After Provision
          for Loan Loss...................         18,069         16,678         34,399         31,224
                                              -----------    -----------    -----------    -----------
NONINTEREST INCOME
Loan Fees.................................          2,696            729          4,360          1,290
Deposit Service Charges...................            580            490          1,146            880
Other Service Fees........................            116            198            217            320
Trust.....................................             --            169             --            324
Other Income (Loss).......................           (177)           231             29            380
Gain on Securities, net...................            453             --          1,553             --
                                              -----------    -----------    -----------    -----------
       Total Noninterest Income...........          3,668          1,817          7,305          3,194
                                              -----------    -----------    -----------    -----------
NONINTEREST EXPENSE
Compensation and Employee Benefits........          7,287          6,475         14,726         12,524
Equipment.................................            623            580          1,221          1,151
Occupancy and Premises....................          1,159            939          2,321          1,906
Professional Services.....................            358            720            650          1,064
Advertising / Marketing...................            177            210            421            486
Amortization of Intangibles...............            331            350            663            699
Telephone & Data Communications...........            305            255            601            464
Other Expense.............................          1,406          1,102          2,565          2,237
                                              -----------    -----------    -----------    -----------
       Total Noninterest Expense..........         11,646         10,631         23,168         20,531
                                              -----------    -----------    -----------    -----------
Income Before Income Taxes................         10,091          7,864         18,536         13,887
Income Tax Expense........................          3,422          2,678          6,242          4,770
                                              -----------    -----------    -----------    -----------
       NET INCOME.........................    $     6,669    $     5,186    $    12,294    $     9,117
                                              ===========    ===========    ===========    ===========
EARNINGS PER SHARE
Basic.....................................    $      0.39    $      0.31    $      0.72    $      0.55
Diluted...................................           0.39           0.31           0.71           0.54
Weighted Average Shares -- Basic..........     16,996,035     16,710,684     16,965,355     16,597,788
Weighted Average Shares -- Diluted........     17,314,015     16,918,728     17,274,400     16,798,617

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                 COMMON STOCK                              ACCUMULATED
                                             --------------------                             OTHER
                                                            PAR     CAPITAL    RETAINED   COMPREHENSIVE
                                               SHARES      VALUE    SURPLUS    EARNINGS   INCOME (LOSS)    TOTAL
                                             ----------   -------   --------   --------   -------------   --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1999.................  16,469,250   $16,469   $126,891   $20,009       $(2,034)     $161,335
Comprehensive Income:
Net Income.................................                                      9,117                       9,117
Other Comprehensive Income:
  Unrealized Securities Holding Gains
    Arising During the Year................                                                      310           310
  Reclassification Adjustment for Gains
    Included in Net Income.................                                                                     --
  Income Tax Effect........................                                                     (117)         (117)
                                                                                                          --------
      Total................................                                                                  9,310
                                                                                                          --------
Common Stock Issuance......................     359,850       360      6,302      (358)                      6,304
Non-Cash Compensation......................                               33                                    33
Exercise of Stock Options..................      15,900        16        172       (16)                        172
                                             ----------   -------   --------   -------       -------      --------
BALANCE, JUNE 30, 2000.....................  16,845,000   $16,845   $133,398   $28,752       $(1,841)     $177,154
                                             ==========   =======   ========   =======       =======      ========

BALANCE, DECEMBER 31, 2000.................  16,918,531   $16,918   $134,725   $40,708       $ 2,245      $194,596
Comprehensive Income:
Net Income.................................                                     12,294                      12,294
Other Comprehensive Income:
  Unrealized Securities Holding Gains
    Arising During the Year................                                                    4,848         4,848
  Reclassification Adjustment for Gains
    Included in Net Income.................                                                   (1,553)       (1,553)
  Income Tax Effect........................                                                   (1,286)       (1,286)
                                                                                                          --------
      Total................................                                                                 14,303
                                                                                                          --------
Common Stock Issuance......................     287,038       287      5,704                                 5,991
Non-Cash Compensation......................                               17                                    17
Exercise of Stock Options..................       1,930         2         28                                    30
                                             ----------   -------   --------   -------       -------      --------
BALANCE, JUNE 30, 2001.....................  17,207,499   $17,207   $140,474   $53,002       $ 4,254      $214,937
                                             ==========   =======   ========   =======       =======      ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                ------------------------
                                                                  2001           2000
                                                                ---------      ---------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................    $  12,294      $   9,117
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Deferred Loan Fee Amortization............................       (3,558)        (2,488)
  Depreciation and Other Amortization.......................          830          1,625
  Non-Cash Compensation.....................................           17             33
  Provision for Loan Loss...................................        5,703          4,275
  Originations of Loans Held for Sale.......................      (88,738)       (39,326)
  Purchases of Loans Held for Sale..........................     (311,780)       (27,980)
  Proceeds from Sale of Loans Held for Sale.................      396,955         64,948
  Deferred Tax Expense (Benefit)............................        4,972         (2,143)
  Loss (Gain) on Sale of Other Assets.......................          421           (304)
  Gain on Sale of Securities................................       (1,553)            --
  Decrease (Increase) in Interest Receivable and Other
    Assets..................................................        2,430         (4,104)
  Increase in Interest Payable and Other Liabilities........        2,259          2,260
                                                                ---------      ---------
      Net Cash Provided by Operating Activities.............       20,252          5,913
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of Securities Available for Sale...............      837,425         20,512
  Maturities of Securities Held to Maturity.................       49,595         25,526
  Purchase of Securities Available for Sale.................     (740,222)       (60,009)
  Purchase of Securities Held to Maturity...................      (25,897)       (11,428)
  Proceeds from Sales of Securities Available for Sale......       38,058              3
  Repayments of Mortgage Backed Securities Held to
    Maturity................................................        2,804          2,757
  Repayments of Mortgage Backed Securities Available for
    Sale....................................................       10,053          3,643
  Net Decrease in other equities (including FHLB stock).....           --          1,027
  Purchase of Mortgage Backed Securities Available for
    Sale....................................................      (73,826)       (10,731)
  Purchase of Mortgage Backed Securities Held to Maturity...           --         (7,715)
  Net Increase in Loans.....................................     (238,144)      (228,314)
  Proceeds from Sale of Foreclosed Properties...............        1,265          1,323
  Capital Expenditures......................................       (2,965)          (684)
                                                                ---------      ---------
      Net Cash Used in Investing Activities.................     (141,854)      (264,090)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Deposits......................................       36,773        255,557
  Proceeds from Long-term Borrowings........................       27,779         23,346
  Proceeds from Issuance of Guaranteed Trust Preferred
    Securities..............................................       14,550          9,700
  Proceeds from Issuance of Common Stock....................        5,991          6,304
  Proceeds from Stock Options Exercised.....................           30            172
  Net Increase (Decrease) in Short-term Borrowings..........       45,251        (26,769)
                                                                ---------      ---------
      Net Cash Provided by Financing Activities.............      130,374        268,310
                                                                ---------      ---------
Net Increase in Cash and Cash Equivalents...................        8,772         10,133
Cash and Cash Equivalents, Beginning of Period..............       42,625         24,098
                                                                ---------      ---------
Cash and Cash Equivalents, End of Period....................    $  51,397      $  34,231
                                                                =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................    $  62,012      $  46,176
  Income Taxes..............................................        2,060          6,853
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Transfers of Loans to Foreclosed Properties & Other
    Assets..................................................          934          5,937

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s ("CIB Marine") 2000 Annual Report on Form 10-K/A. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine's financial condition, results of operations and cash flows as of and for the three and six-month periods ended June 30, 2001 and 2000. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

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

     Reclassifications have been made to certain amounts as of December 31, 2000 and for the three and six-month periods ended June 30, 2000, to be consistent with classifications for 2001.

NOTE 2 -- EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share.

                                                        QUARTER ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                  --------------------------    --------------------------
                                                     2001           2000           2001           2000
                                                  -----------    -----------    -----------    -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
NET INCOME....................................    $     6,669    $     5,186    $    12,294    $     9,117
                                                  ===========    ===========    ===========    ===========
Weighted average shares outstanding:
  Basic.......................................     16,996,035     16,710,684     16,965,355     16,597,788
    Effect of dilutive stock options
       outstanding............................        317,980        208,044        309,045        200,829
                                                  -----------    -----------    -----------    -----------
  Diluted.....................................     17,314,015     16,918,728     17,274,400     16,798,617
                                                  ===========    ===========    ===========    ===========
EARNINGS PER SHARE
  Basic.......................................    $      0.39    $      0.31    $      0.72    $      0.55
    Effect of dilutive stock options
       outstanding............................             --             --          (0.01)         (0.01)
                                                  -----------    -----------    -----------    -----------
  Diluted.....................................    $      0.39    $      0.31    $      0.71    $      0.54
                                                  ===========    ===========    ===========    ===========

NOTE 3 -- BUSINESS COMBINATIONS

     On June 5, 2001, CIB Marine received regulatory approval to acquire, through a merger transaction, Citrus Financial Services, Inc. Citrus Financial is a one-bank holding company headquartered in Vero Beach, Florida. Citrus Financial operates primarily through its bank subsidiary, Citrus Bank N.A. On July 27, 2001, CIB Marine filed an amended S-4 registration statement with the SEC in connection with this transaction. The transaction, will be accounted for as a pooling-of-interests. The transaction is subject to Citrus Financial shareholder approval and other customary conditions. The Citrus Financial shareholder meeting has been set for September 11, 2001, and the transaction is expected to close on or about September 17, 2001. The merger will enable CIB Marine to expand its Florida operations and better serve its current customers who have existing ties to Florida. CIB Marine intends to continue using the Citrus Bank name in Florida.

     On July 31, 2001, CIB Marine received regulatory approval to establish two new branch facilities, one each in Scottsdale, Arizona and Las Vegas, Nevada, under it's Marine Bank -- Omaha subsidiary bank. Expansion into these markets is consistent with the company's growth strategy. These facilities are expected to open during the third or fourth quarter of 2001.

NOTE 4 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheets as long-term borrowings at June 30, 2001 and December 31, 2000.

                                  JUNE 30, 2001          DECEMBER 31, 2000
                                ------------------       ------------------       SCHEDULED       CALLABLE AT
                                BALANCE       RATE       BALANCE       RATE       MATURITY         PAR AFTER
                                -------       ----       -------       ----       ---------       -----------
                                          (DOLLARS IN THOUSANDS)
                                $ 3,250       4.95%      $ 3,250       4.95%       1/16/08          1/16/01
                                  7,500       5.51            --         --         2/8/03              N/A
                                  3,500       5.12            --         --         5/1/04              N/A
                                  2,500       4.95         2,500       4.95        1/16/08          1/16/01
                                  7,500       5.45            --         --        1/16/03          1/16/01
                                 23,552       7.07        23,473       7.07        6/30/08              N/A
                                  2,000       4.95         2,000       4.95        1/16/08          1/16/01
                                  2,500       5.45            --         --        1/16/03              N/A
                                  2,000       5.09         2,000       5.09        2/20/08          2/20/01
                                  5,000       5.12            --         --        5/01/04              N/A
                                -------       ----       -------       ----
                                 59,302       5.99%       33,223       6.46%
                                              ====                     ====
Fair Value Adjustment Related
  To Hedge....................    1,712                      N/A
                                -------                  -------
Total.........................  $61,014                  $33,223
                                =======                  =======

     CIB Marine is required to maintain qualifying collateral as security for these borrowings. The debt to collateral ratio cannot exceed 60%. CIB Marine had eligible collateral of $119.9 million and $102.0 million at June 30, 2001, and December 31, 2000, respectively. As of June 30, 2001, this collateral consisted of securities with a fair market value of $73.8 million and 1-4 family residential mortgages not more than 90 days delinquent of $46.1 million.

NOTE 5 -- GUARANTEED TRUST PREFERRED SECURITIES

     In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities through a wholly-owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.2% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million to reduce its debt with a non-affiliated commercial bank and for other corporate purposes.

NOTE 6 -- STOCK OPTION ACTIVITY

     The following is a reconciliation of stock option activity for the six months ended June 30, 2001.

                                                     NUMBER OF       RANGE OF OPTION     WEIGHTED AVERAGE
                                                      SHARES         PRICES PER SHARE     EXERCISE PRICE
                                                     ---------       ----------------    ----------------
Shares under option December 31, 2000............    1,399,035       $ 4.95 - $19.11          $14.17
  Granted........................................        7,571        20.13 -  21.35           20.47
  Lapsed or surrendered..........................      (54,675)       13.07 -  18.40           15.07
  Exercised......................................       (1,930)       13.07 -  16.23           14.71
                                                     ---------       ---------------          ------
Shares under option June 30, 2001................    1,350,001       $ 4.95 -  21.35          $14.17
                                                     =========       ===============          ======
Shares exercisable at June 30, 2001..............      607,080       $ 4.95 - $16.79          $11.24
                                                     =========       ===============          ======

NOTE 7 -- DERIVATIVE AND HEDGING ACTIVITIES

     Effective January 1, 2001, CIB Marine adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which establishes new rules for the recognition and measurement of derivatives and hedging activities. Reference should be made to the quarterly financial statements for the period ended March 31, 2001, for CIB Marine's accounting policies for derivatives and hedging activities.

     CIB Marine's two interest rate swaps as of June 30, 2001, are being utilized to hedge the fair value of financial instruments in the balance sheet and include a $10.0 million negotiable certificate of deposit and a $25.0 million FHLB Advance. Both hedges are matched with the financial instrument as to final maturity, interest payment dates and call features. The interest rate swaps are floating pay-fixed receive instruments and, as such, effectively convert the fixed rate payments on the financial instruments to a floating rate and hedge their fair value from changes in interest rates. These swaps are accounted for as fair value hedges under SFAS 133.

     CIB Marine's mortgage banking activities include the issuance of commitments to extend mortgage loans to be held for sale with interest rate locks and the utilization of conditional forward contracts to hedge the changes in cash flow of forecasted sales of residential mortgage loans attributable to changes in market interest rates. CIB Marine does not formally designate a hedging relationship under SFAS 133 for the use of these loan commitments and forward contracts in its mortgage banking activities. CIB Marine is in a short position with conditional forward contracts whereby CIB Marine agrees to sell a residential mortgage loan at a pre-established price at some future date. This type of hedge is used to hedge the exposure of changes in the prices of residential mortgage loans from the time CIB Marine issues a loan commitment to the time the loan sale actually occurs. Residential mortgage loans held for sale are primarily those originated or purchased by CIB Marine in its mortgage banking activities. The notional amount of forward contracts outstanding varies and is a function of the current loans held for sale and commitments to extend mortgage loans to be held for sale. At June 30, 2001, CIB Marine had forward sale agreements in the amount of $85.5 million with a fair market value of approximately $(0.4) million, and commitments to extend credit with interest rate locks of $85.5 million with a fair market value of approximately $0.4 million.

     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent compensation in addition to interest. The contingent compensation is typically based upon, or determined by, the financial performance of the borrower. At June 30, 2001, CIB Marine determined these agreements not to have any fair value.

NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board issued Statements No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. A company must adopt Statement 142 at the beginning of the fiscal year.

     As of June 30, 2001 CIB Marine had $10.1 million in goodwill, net of amortization. The amount of annual amortization, which will cease with the inception of SFAS 142 on January 1, 2002, is approximately $0.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section is a discussion and analysis of CIB Marine's consolidated financial condition as of June 30, 2001, and its results of operations for the three and six-month periods then-ended. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this report as well as CIB Marine's Annual Report on Form 10-K/A for fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission.

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

     - the competitive impact of technological advances in the banking business; and

     - other risks set forth from time-to-time in CIB Marine's filings with the Securities and Exchange Commission.

     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

OVERVIEW

     CIB Marine had net income of $6.7 million for the second quarter of 2001, as compared to $5.2 million for the second quarter of 2000, which represented an increase of 28.6%. Net income for the second quarter of 2001 includes a $0.3 million gain, net of taxes, on the sale of investment securities. Total earning assets were $2.5 billion at June 30, 2001, representing a 6.9% increase from total earning assets of $2.3 billion at December 31, 2000, and a 20.5% increase from $2.1 billion at June 30, 2000.

     Diluted earnings per share were $0.39 and $0.31 for the three-month periods ended June 30, 2001 and 2000, respectively. The return on average assets for the three-month period ended June 30, 2001, was 1.06%, as compared to 1.02% for the same period in 2000. The return on average equity for the three-month period ended June 30, 2001, was 12.89%, as compared to 12.13% for the same period in 2000.

     CIB Marine had net income of $12.3 million for the six-month period ended June 30, 2001, as compared to $9.1 million for six-month period ended June 30, 2000, which represented an increase of 34.8%. Net income for first six months of 2001 includes a $1.0 million gain, net of taxes, on the sale of investment securities.

     Diluted earnings per share were $0.71 and $0.54 for the six-month periods ended June 30, 2001 and 2000, respectively. The return on average assets for the six-month period ended June 30, 2001, was 1.00%, as compared to 0.93% for the same period in 2000. The return on average equity for the six-month period ended June 30, 2001, was 12.18%, as compared to 10.92% for the same period in 2000.

     The following table provides an overview of CIB Marine's recent growth. The table indicates the percentage increase in the average balance sheet or income statement items represented from the three and six-month periods ended June 30, 2000 to the comparable periods ended June 30, 2001.

                                  GROWTH TABLE

                                                                 QUARTER ENDED      SIX MONTHS ENDED
                                                                 JUNE 30, 2001        JUNE 30, 2001
                                                               VS. JUNE 30, 2000    VS. JUNE 30, 2000
                                                               -----------------    -----------------
SELECTED AVERAGE BALANCE SHEET ITEMS:
  Gross loans, including held for sale.....................          26.83%               26.55%
  Total interest-earning assets............................          23.72                26.15
  Total assets.............................................          22.89                25.29
  Total deposits...........................................          14.67                18.40
  Total interest-bearing liabilities.......................          23.94                26.51

                                      QUARTER ENDED        QUARTER ENDED      SIX MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30, 2001        JUNE 30, 2001        JUNE 30, 2001        JUNE 30, 2001
                                    VS. JUNE 30, 2000    VS. JUNE 30, 2000    VS. JUNE 30, 2000    VS. JUNE 30, 2000
                                       (INCLUDING           (EXCLUDING           (INCLUDING           (EXCLUDING
                                    SECURITIES GAINS)    SECURITIES GAINS)    SECURITIES GAINS)    SECURITIES GAINS)
                                    -----------------    -----------------    -----------------    -----------------
SELECTED INCOME STATEMENT ITEMS:
  Net interest income after
     provision for loan loss
     (TE).........................         8.14%                8.14%                9.91%                9.91%
  Noninterest income..............       101.87                77.00               128.71                80.09
  Noninterest expense.............         9.55                 9.55                12.84                12.84
  Net income......................        28.60                23.00                34.85                23.86
  Diluted earnings per share......        25.81                19.35                31.48                20.37

---------------

(TE) Tax-equivalent basis at 35%.

     CIB Marine's growth has been largely attributable to the implementation of its growth strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel and expanding in both new and existing markets. During 2000, CIB Marine established four new branch facilities. To facilitate its growth, CIB Marine raised $7.5 million in 2000 and $5.9 million in the first six months of 2001 through the sales of its common stock in private placement offerings, and $25.0 million in 2000 and $15.0 million in the first six months of 2001 through the issuance of guaranteed trust preferred securities. The guaranteed trust preferred securities qualify as Tier 1 capital for regulatory purposes, but are accounted for as debt for financial reporting purposes. CIB Marine had 42 banking facilities and 656 full-time equivalent employees on June 30, 2001, as compared to 41 banking facilities and 555 full-time equivalent employees at June 30, 2000.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

                          CIB MARINE BANCSHARES, INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                      AT OR FOR THE QUARTER ENDED       AT OR FOR THE SIX MONTHS ENDED
                                                    -------------------------------     -------------------------------
                                                    JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000
                                                    -------------     -------------     -------------     -------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest and Dividend Income
  Loans...........................................   $   43,317        $   37,895        $   85,837        $   71,648
  Loans Held For Sale.............................          523                81               838               121
  Securities:
    Taxable.......................................        5,629             5,198            12,576             9,914
    Tax-exempt....................................          709               713             1,477             1,502
    Dividends.....................................           63                53               127               178
  Federal Funds Sold..............................          284               154               573               246
                                                     ----------        ----------        ----------        ----------
      Total Interest and Dividend Income..........       50,525            44,094           101,428            83,609
                                                     ----------        ----------        ----------        ----------
Interest Expense
  Deposits........................................       25,493            23,190            53,411            44,000
  Short-term Borrowings...........................        2,326             1,533             4,691             3,040
  Long-term Borrowings............................          691               504             1,324               770
  Guaranteed Trust Preferred Securities...........        1,062               274             1,900               300
                                                     ----------        ----------        ----------        ----------
      Total Interest Expense......................       29,572            25,501            61,326            48,110
                                                     ----------        ----------        ----------        ----------
  Net Interest Income.............................       20,953            18,593            40,102            35,499
  Provision for Loan Loss.........................        2,884             1,915             5,703             4,275
                                                     ----------        ----------        ----------        ----------
      Net interest income after provision for loan
        loss......................................       18,069            16,678            34,399            31,224
                                                     ----------        ----------        ----------        ----------
Noninterest Income
  Loan and Retail Banking Fees....................        3,392             1,586             5,723             2,814
  Other Income (Loss).............................        (177)               231                29               380
  Securities Gains, net...........................          453                --             1,553                --
                                                     ----------        ----------        ----------        ----------
      Total Noninterest Income....................        3,668             1,817             7,305             3,194
                                                     ----------        ----------        ----------        ----------
Noninterest expense:
  Compensation and Employee Benefits..............        7,287             6,475            14,726            12,524
  Equipment.......................................          623               580             1,221             1,151
  Occupancy and Premises..........................        1,159               939             2,321             1,906
  Professional Services...........................          358               720               650             1,064
  Advertising / Marketing.........................          177               210               421               486
  Amortization of Intangibles.....................          331               350               663               699
  Telephone & Data Communications.................          305               255               601               464
  Other Expense...................................        1,406             1,102             2,565             2,237
                                                     ----------        ----------        ----------        ----------
      Total Noninterest Expense...................       11,646            10,631            23,168            20,531
                                                     ----------        ----------        ----------        ----------
Income Before Income Taxes........................       10,091             7,864            18,536            13,887
  Income Tax Expense..............................        3,422             2,678             6,242             4,770
                                                     ----------        ----------        ----------        ----------
      Net income..................................   $    6,669        $    5,186        $   12,294        $    9,117
                                                     ==========        ==========        ==========        ==========
PER SHARE DATA
  Basic earnings..................................   $     0.39        $     0.31        $     0.72        $     0.55
  Diluted earnings................................         0.39              0.31              0.71              0.54
  Dividends.......................................           --                --                --                --
  Book value (at end of period)...................        12.49             10.52             12.49             10.52
SELECTED FINANCIAL CONDITION DATA
  Securities......................................   $  398,801        $  400,136        $  398,801        $  400,136
  Loans, including held for sale..................    2,021,834         1,616,721         2,021,834         1,616,721
  Total assets....................................    2,516,686         2,106,645         2,516,686         2,106,645
  Deposits........................................    1,991,592         1,784,119         1,991,592         1,784,119
  Borrowings, including guaranteed trust preferred
    securities....................................      292,704           131,200           292,704           131,200
  Stockholders' equity............................      214,937           177,154           214,937           177,154

                                                      AT OR FOR THE QUARTER ENDED       AT OR FOR THE SIX MONTHS ENDED
                                                    -------------------------------     -------------------------------
                                                    JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000
                                                    -------------     -------------     -------------     -------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED FINANCIAL RATIOS AND OTHER DATA
  Performance Ratios:
    Net interest margin (1).......................         3.51%             3.88%             3.43%             3.83%
    Net interest spread (2).......................         2.91              3.22              2.80              3.19
    Noninterest income to average assets (3)......         0.51              0.36              0.47              0.32
    Noninterest expense to average assets.........         1.86              2.09              1.88              2.09
    Net overhead ratio (4)........................         1.27              1.73              1.29              1.76
    Efficiency ratio (5)..........................        47.36             51.04             49.58             51.90
    Return on average assets (6)..................         1.06              1.02              1.00              0.93
    Return on average equity (7)..................        12.89             12.13             12.18             10.92
  Asset Quality Ratios:
    Nonaccrual loans to loans, including held for
      sale........................................         0.80%             0.10%             0.80%             0.10%
    Allowance for loan loss to loans, including
      held for sale...............................         1.37              1.21              1.37              1.21
    Allowance for loan loss to nonperforming
      assets......................................       162.64            258.60            162.64            258.60
    Net charge-offs to average loans including
      held for sale...............................         0.09              0.06              0.11              0.06
    Nonperforming assets to total assets (8)......         0.68              0.36              0.68              0.36
    Nonaccrual loans and 90+ days past due loans
      to loans, including held for sale...........         0.87              0.19              0.87              0.19
    Nonaccrual loans and 90+ days past due loans
      to total loans..............................         0.70              0.15              0.70              0.15
    Nonperforming assets and 90+ days past due to
      total assets................................         0.74              0.43              0.74              0.43
    Allowance as a percent of nonperforming and
      90+ days past due loans.....................       148.85            216.20            148.85            216.20
  Balance Sheet Ratios:
    Average loans to average deposits.............       100.24%            90.64%            96.36%            90.15%
    Average interest-earning assets to average
      interest-bearing liabilities................       112.47            112.67            112.35            112.67
  Capital Ratios:
    Total equity to total assets..................         8.60%             8.41%             8.60%             8.41%
    Total risk-based capital ratio................        11.45             10.34             11.45             10.34
    Tier 1 risk-based capital ratio...............        10.26              9.30             10.26              9.30
    Leverage capital ratio........................         9.55              8.64              9.55              8.64
  Other Data:
    Number of employees (full-time equivalent)....          656               555               656               555
    Number of banking facilities..................           42                41                42                41
    Shares outstanding at the end of period.......   17,207,499        16,845,000        17,207,499        16,845,000
    Weighted average shares
      outstanding -- basic........................   16,996,035        16,710,684        16,965,355        16,597,788
    Weighted average shares
      outstanding -- diluted......................   17,314,015        16,918,728        17,274,400        16,798,617

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

(8) Nonperforming assets include nonaccrual loans, restructured loans and foreclosed properties.

NET INTEREST INCOME

     The following table sets forth information regarding average balances, interest income and interest expense, and the average rates earned or paid for each of CIB Marine's major asset, liability and stockholder's equity categories as applicable. The table expresses interest income on a tax equivalent (TE) basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax equivalent adjustment was based on CIB Marine's effective federal income tax rate of 35%.

            QUARTERLY SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                                                  QUARTER ENDED JUNE 30,
                                       -----------------------------------------------------------------------------
                                                       2001                                    2000
                                       -------------------------------------   -------------------------------------
                                        AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                        BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                       ----------   -----------   ----------   ----------   -----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning Assets (TE):
  Securities:
    Taxable..........................  $  375,344     $ 5,692        6.08%     $  341,318     $ 5,251        6.19%
    Tax-exempt.......................      57,154       1,090        7.65          57,277       1,097        7.70
                                       ----------     -------       -----      ----------     -------       -----
Total Securities.....................     432,498       6,782        6.29         398,595       6,348        6.41
  Loans (1)(2):
    Commercial and agricultural......   1,906,408      42,271        8.89       1,511,314      36,827        9.80
    Real estate......................      43,412         888        8.20          35,989         815        9.11
    Installment and other consumer...       9,151         197        8.63          13,314         287        8.67
                                       ----------     -------       -----      ----------     -------       -----
Total loans..........................   1,958,971      43,356        8.88       1,560,617      37,929        9.77
  Federal funds sold.................      23,402         284        4.87           9,135         154        6.78
  Loans held for sale................      24,597         523        8.53           3,377          81        9.65
                                       ----------     -------       -----      ----------     -------       -----
Total interest-earning assets (TE)...   2,439,468     $50,945        8.38%      1,971,724     $44,512        9.08%
                                                      =======       =====                     =======       =====
Noninterest-earning Assets:
  Cash and due from banks............      21,859                                  19,254
  Premises and equipment.............      22,542                                  22,643
  Allowance for loan loss............     (26,704)                                (19,317)
  Accrued interest receivable and
    other assets.....................      55,213                                  50,098
                                       ----------                              ----------
Total noninterest-earning assets.....      72,910                                  72,678
                                       ----------                              ----------
Total Assets.........................  $2,512,378                              $2,044,402
                                       ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities:
  Deposits:
    Interest-bearing demand
      deposits.......................  $   49,933     $   301        2.42%     $   45,649     $   302        2.66%
    Money market.....................     238,845       2,401        4.03         174,718       2,379        5.48
    Other savings deposits...........      35,507         261        2.95          36,888         287        3.13
    Time deposits....................   1,538,566      22,530        5.87       1,359,955      20,222        5.98
                                       ----------     -------       -----      ----------     -------       -----
Total interest-bearing deposits......   1,862,851      25,493        5.49       1,617,210      23,190        5.77
  Borrowings -- short-term...........     207,202       2,326        4.50          89,660       1,533        6.88
  Borrowings -- long-term............      58,878         691        4.71          33,141         504        6.12
  Guaranteed trust preferred
    securities.......................      40,000       1,062       10.65          10,000         274       11.02
                                       ----------     -------       -----      ----------     -------       -----
Total borrowed funds.................     306,080       4,079        5.35         132,801       2,311        7.00
Total interest-bearing liabilities...   2,168,931     $29,572        5.47%      1,750,011     $25,501        5.86%
                                                      =======       =====                     =======       =====
Noninterest-bearing Liabilities:
  Noninterest-bearing demand
    deposits.........................     115,873                                 108,332
  Accrued Interest and other
    liabilities......................      20,087                                  14,135
                                       ----------                              ----------
Total noninterest-bearing
  liabilities........................     135,960                                 122,467
                                       ----------                              ----------
Stockholders' Equity.................     207,487                                 171,924
                                       ----------                              ----------
Total Liabilities and Stockholders'
  Equity.............................  $2,512,378                              $2,044,402
                                       ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD (3)....................                 $21,373        2.91%                    $19,011        3.22%
                                                      =======       =====                     =======       =====
NET INTEREST MARGIN (TE) (4).........                                3.51%                                   3.88%
                                                                    =====                                   =====

---------------
(TE) Tax equivalent basis of 35%
(1) Loan balance totals include non-accrual loans.
(2) Interest earned on loans include amortized loan fees of $2.1 million and $1.3 million for the quarters ended June 30, 2001 and 2000, respectively.
(3) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.
(4) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

           SIX MONTHS SUMMARY OF AVERAGE BALANCES AND INTEREST RATES

                                               SIX MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------   -------------------------------------
                                                         2001                                    2000
                                         -------------------------------------   -------------------------------------
                                          AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                          BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                         ----------   -----------   ----------   ----------   -----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning Assets (TE):
  Securities:
    Taxable............................  $  414,809    $ 12,703        6.18%     $  330,015     $10,092         6.15%
    Tax-exempt.........................      59,816       2,272        7.66          60,659       2,311         7.66
                                         ----------    --------       -----      ----------     -------       ------
Total Securities.......................     474,625      14,975        6.36         390,674      12,403         6.38
  Loans(1)(2):
    Commercial and agricultural........   1,839,969      83,529        9.15       1,458,661      69,523         9.58
    Real estate........................      44,061       1,963        8.98          36,286       1,588         8.80
    Installment and other consumer.....       9,485         423        8.99          14,050         596         8.53
                                         ----------    --------       -----      ----------     -------       ------
Total loans............................   1,893,515      85,915        9.15       1,508,997      71,707         9.56
  Federal funds sold...................      21,634         573        5.34           7,606         246         6.50
  Loans held for sale..................      19,457         838        8.69           2,607         121         9.33
                                         ----------    --------       -----      ----------     -------       ------
Total interest-earning assets (TE).....   2,409,231    $102,301        8.56%      1,909,884     $84,477         8.90%
                                                       ========       =====                     =======       ======
Noninterest-earning Assets:
  Cash and due from banks..............      21,083                                  19,209
  Premises and equipment...............      22,222                                  22,306
  Allowance for loan loss..............     (25,513)                                (18,401)
  Accrued interest receivable and other
    assets.............................      53,996                                  47,204
                                         ----------                              ----------
Total noninterest-earning assets.......      71,788                                  70,318
                                         ----------                              ----------
Total Assets...........................  $2,481,019                              $1,980,202
                                         ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities:
  Deposits:
    Interest-bearing demand deposits...  $   48,540    $    607        2.52%     $   46,085     $   612         2.67%
    Money market.......................     220,936       4,996        4.56         173,068       4,542         5.28
    Other savings deposits.............      34,597         525        3.06          37,104         578         3.13
    Time deposits......................   1,566,875      47,282        6.09       1,316,416      38,269         5.85
                                         ----------    --------       -----      ----------     -------       ------
Total interest-bearing deposits........   1,870,948      53,410        5.76       1,572,673      44,001         5.63
  Borrowings -- short-term.............     185,326       4,691        5.10          90,775       3,040         6.73
  Borrowings -- long-term..............      52,443       1,324        5.09          26,101         770         5.93
  Guaranteed trust preferred
    securities.........................      35,691       1,900       10.74           5,495         300        10.98
                                         ----------    --------       -----      ----------     -------       ------
Total borrowed funds...................     273,460       7,915        5.84         122,371       4,110         6.75
Total interest-bearing liabilities.....   2,144,408    $ 61,325        5.77%      1,695,044     $48,111         5.71%
                                                       ========       =====                     =======       ======
Noninterest-bearing Liabilities:
  Noninterest-bearing demand
    deposits...........................     114,364                                 104,107
  Accrued Interest and other
    liabilities........................      18,663                                  13,208
                                         ----------                              ----------
Total noninterest-bearing
  liabilities..........................     133,027                                 117,315
                                         ----------                              ----------
Stockholders' Equity...................     203,584                                 167,843
                                         ----------                              ----------
Total Liabilities and Stockholders'
  Equity...............................  $2,481,019                              $1,980,202
                                         ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD(3).......................                $ 40,976        2.80%                    $36,366         3.19%
                                                       ========       =====                     =======       ======
NET INTEREST MARGIN (TE)(4)............                                3.43%                                    3.83%
                                                                      =====                                   ======

---------------
(TE) Tax equivalent basis of 35%

(1) Loan balance totals include non-accrual loans.

(2) Interest earned on loans include amortized loan fees of $3.6 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively.

(3) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(4) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

     Net interest income on a tax-equivalent basis was $21.4 million for the quarter ended June 30, 2001, and $41.0 million for the six-month period ended June 30, 2001, increases of 12.4% and 12.7% as compared to the same periods in 2000, respectively. The increase in both the second quarter of 2001 and the six-month period of 2001 was primarily volume related as CIB Marine's average interest-earning assets grew by $467.7 million, or 23.7%, and $499.3 million, or 26.1%, respectively. The principal source of this growth occurred in CIB Marine's commercial business loans and commercial real estate loans and to a lesser degree in its investment securities. Asset growth was primarily funded by increases in deposit liabilities, as well as FHLB borrowings, guaranteed trust preferred securities, fed funds, and other borrowings. The increase in net interest income was partially offset by a 37 basis point decrease and a 40 basis point decrease in the net interest margin for the quarter and six-month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease in the net interest margin between the quarterly periods was primarily the result of an 89 basis point decline in the rate earned on the loan portfolio, due in part to a lower interest rate environment that generally began during the latter part of the first quarter of 2001. The decrease in the net interest margin between the six-month periods was due primarily to an increase in the interest rate paid on time deposits, which increased 24 basis points. The increase in the rates paid on time deposits was primarily the result of the maturity and subsequent repricing of a large portion of these deposits in a higher interest rate environment during 2000. Also contributing to the decrease in the net interest margin between the six-month periods was a 34 basis point reduction in the yield on interest-earning assets.

     CIB Marine's interest rate spread declined 31 basis points from 3.22% for the quarter ended June 30, 2000, to 2.91% for the quarter ended June 30, 2001. CIB Marine's net interest margin declined 37 basis points from 3.88% for the quarter ended June 30, 2000, to 3.51% for the quarter ended June 30, 2001. CIB Marine's interest rate spread declined 39 basis points from 3.19% for the six months ended June 30, 2000 to 2.80% for the six months ended June 30, 2001. CIB Marine's net interest margin declined 40 basis points from 3.83% for the six-month period ended June 30, 2000, to 3.43% for the six-month period ended June 30, 2001. A leveraging strategy intended to increase the return on stockholder's equity through the issuance of guaranteed trust preferred securities also contributed to the decrease in the interest margin. CIB Marine issued $40.0 million of these securities between March 2000 and February 2001 with average rates of 10.52%. See "Guaranteed Trust Preferred Securities" for additional information. The return on average equity increased from 12.13% for the second quarter of 2000 to 12.89% for the second quarter of 2001, and from 10.92% during the six-month period ended June 30, 2000, to 12.18% during the six-month period ended June 30, 2001.

     Market interest rates have continued to decline rapidly in recent months, particularly on the short end of the yield curve. Although the decline in interest rates is expected to result in an increase in CIB Marine's net interest margin over the next year, the short-term effect has been a reduction in the net interest margin. This is largely due to the level of CIB Marine's variable rate commercial loans, which reprice more frequently than its interest-bearing liabilities.

     The following table presents an analysis of changes, on a tax-equivalent basis, in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                              VOLUME/RATE ANALYSIS

                                         QUARTER ENDED JUNE 30, 2001            SIX MONTHS ENDED JUNE 30, 2001
                                          COMPARED TO QUARTER ENDED              COMPARED TO SIX MONTHS ENDED
                                              JUNE 30, 2000(1)                         JUNE 30, 2000(1)
                                    -------------------------------------   --------------------------------------
                                    VOLUME     RATE     TOTAL    % CHANGE   VOLUME     RATE      TOTAL    % CHANGE
                                    -------   -------   ------   --------   -------   -------   -------   --------
                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable.............  $   530   $   (89)  $  441      8.40%   $ 2,569   $    42     2,611     25.87%
Securities -- tax-exempt..........       (1)       (6)      (7)    (0.64)       (38)       (1)      (39)    (1.69)
                                    -------   -------   ------    ------    -------   -------   -------    ------
    Total Securities..............      529       (95)     434      6.84      2,531        41     2,572     20.74
Commercial and agricultural.......    9,068    (3,624)   5,444     14.78     17,265    (3,259)   14,006     20.15
Real estate.......................      158       (85)      73      8.96        341        34       375     23.61
Installment and other consumer....      (89)       (1)     (90)   (31.36)      (203)       30      (173)   (29.03)
                                    -------   -------   ------    ------    -------   -------   -------    ------
    Total Loans (including
      fees).......................    9,137    (3,710)   5,427     14.31     17,403    (3,195)   14,208      0.20
                                                                                                -------
Federal funds sold................      185       (55)     130     84.42        378       (52)      327    132.93
Loans held for sale...............      452       (10)     442    545.68        726        (9)      717    592.56
                                    -------   -------   ------    ------    -------   -------   -------    ------
    TOTAL INTEREST INCOME (TE)....   10,303    (3,870)   6,433     14.45     21,038    (3,215)   17,824     21.10
                                    -------   -------   ------    ------    -------   -------   -------    ------
INTEREST EXPENSE
Interest-bearing demand
  deposits........................       28       (29)      (1)    (0.33)        31       (36)       (5)    (0.82)
Money market......................      744      (722)      22      0.92      1,130      (676)      454     10.00
Other savings deposits............       (9)      (17)     (26)    (9.06)       (40)      (13)      (53)    (9.17)
Time deposits.....................    2,670      (362)   2,308     11.41      7,418     1,595     9,013     23.55
                                    -------   -------   ------    ------    -------   -------   -------    ------
    Total Deposits................    3,433    (1,130)   2,303      9.93      8,539       870     9,409     21.38
Borrowings -- short term..........    1,469      (676)     793     51.73      2,531      (880)    1,651     54.31
Borrowings -- long term...........      323      (136)     187     37.10        677      (123)      554     71.95
Guaranteed trust preferred
  securities......................      797        (9)     788    287.59      1,606        (7)    1,600    533.33
                                    -------   -------   ------    ------    -------   -------   -------    ------
    Total Borrowed Funds..........    2,589      (821)   1,768     76.50      4,814    (1,010)    3,805     92.58
                                    -------   -------   ------    ------    -------   -------   -------    ------
    TOTAL INTEREST EXPENSE........    6,022    (1,951)   4,071     15.96     13,353      (140)   13,214     27.47
                                    -------   -------   ------    ------    -------   -------   -------    ------
    NET INTEREST INCOME (TE)......  $ 4,281   $(1,919)  $2,362     12.42%   $ 7,685   $(3,075)  $ 4,610     12.68%
                                    =======   =======   ======    ======    =======   =======   =======    ======

---------------
(TE) Tax equivalent basis of 35%.

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

PROVISION FOR LOAN LOSS AND ALLOWANCE FOR LOAN LOSS

     The provision for loan loss represents charges made to earnings in order to maintain an allowance for loan loss. CIB Marine maintains an allowance for loan loss to absorb estimated probable losses inherent in the loan and lease portfolio. The provision for loan loss was $2.9 million for the second quarter of 2001 as compared to $1.9 million for the second quarter of 2000. The provision for loan loss for the six-month period ended June 30, 2001, was $5.7 million, as compared to $4.3 million for the same period in 2000. A significant portion of the increase in the provision for both the three and six-month periods ended June 30, 2001, as compared to the same periods in 2000, was the result of the growth of CIB Marine's loan portfolio. Average loans outstanding increased $398.4 million, or 25.5%, in the second quarter of 2001 as compared to the same period in 2000, and by $384.5 million, or 25.5%, for the six-month period ended June 30, 2001, as compared to the same period in 2000. Also contributing to the increase in the provision for loan loss and the level of the allowance for loan loss was the increase in nonaccrual loans and loans 90 days or more past due and still accruing. At June 30, 2001, the allowance for loan loss was $27.6 million, or 1.37% of total loans outstanding, as compared to $23.0 million and 1.29%, respectively, at December 31, 2000. The allowance is increased by the amount of the provision for loan loss and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the second quarter of 2001 and 2000 were $0.6 million and $0.3 million, respectively, while recoveries for both of these periods were below $0.2 million. Total charge-offs for the six-month periods ended June 30, 2001 and 2000 were $1.3 million and $0.5 million, while recoveries for both of these periods were below $0.2 million, respectively.

     The following table summarizes changes in the allowance for loan loss for the three and six-month periods ended June 30, 2001 and 2000.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSS

                                                        QUARTER ENDED                    SIX MONTHS ENDED
                                                ------------------------------    ------------------------------
                                                JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                                -------------    -------------    -------------    -------------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD..............       $25,212          $17,925          $23,002          $15,813
Loans Charged-Off:
  Commercial and Agricultural...............          (510)            (162)            (739)            (195)
  Real estate
     1-4 family.............................           (10)              --              (10)             (14)
     Commercial.............................            --              (62)            (444)            (212)
     Construction...........................            --               --               --               --
  Consumer..................................           (46)             (20)             (83)             (63)
  Credit card...............................            (1)             (22)              (1)             (42)
  Other.....................................            --               --               --               --
                                                   -------          -------          -------          -------
       TOTAL CHARGED-OFF....................          (567)            (266)          (1,277)            (526)
                                                   -------          -------          -------          -------
Recoveries of Loans Charged-Off:
  Commercial and Agricultural...............            84                1              148                5
  Real estate
     1-4 family.............................            --               20               16               20
     Commercial.............................            31               --               31               --
     Construction...........................            --               --               --               --
  Consumer..................................            --               12               21               20
  Credit card...............................            --               --               --               --
  Other.....................................            --               --               --               --
                                                   -------          -------          -------          -------
       TOTAL RECOVERIES.....................           115               33              216               45
                                                   -------          -------          -------          -------
NET LOANS CHARGED-OFF.......................          (452)            (233)          (1,061)            (481)
Allowance acquired..........................            --               --               --               --
Provision for loan loss.....................         2,884            1,915            5,703            4,275
                                                   -------          -------          -------          -------
BALANCE AT END OF PERIOD....................       $27,644          $19,607          $27,644          $19,607
                                                   =======          =======          =======          =======

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

                       NONPERFORMING AND PAST DUE ASSETS

                                                                    AT OR FOR THE QUARTER ENDED
                                                         -------------------------------------------------
                                                         JUNE 30, 2001   DECEMBER 31, 2000   JUNE 30, 2000
                                                         -------------   -----------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
  Nonaccrual Loans
     Commercial and Agricultural.......................   $      407        $    1,357        $      436
     Real estate
       1-4 family......................................          454               390               455
       Commercial......................................       15,145            12,682               646
       Construction....................................           --                --                --
     Consumer..........................................           73                87                97
     Credit card.......................................           --                --                --
     Other.............................................           --                --                --
                                                          ----------        ----------        ----------
          Total nonaccrual loans.......................       16,079            14,516             1,634
                                                          ----------        ----------        ----------
  Foreclosed property..................................          893             1,497             5,937
  Restructured loans (1)...............................           25                27                11
                                                          ----------        ----------        ----------
          Total nonperforming assets...................   $   16,997        $   16,040        $    7,582
                                                          ==========        ==========        ==========
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
  Commercial and Agricultural..........................   $    1,020        $      235        $      726
     Real estate
       1-4 family......................................          295               737                --
       Commercial......................................          240                20               739
       Construction....................................           --                --                --
     Consumer..........................................           --                 2                14
     Credit card.......................................           20                 9                 8
     Other.............................................           --                --                --
                                                          ----------        ----------        ----------
          TOTAL LOANS 90 DAYS OR MORE PAST DUE AND
            STILL ACCRUING.............................   $    1,575        $    1,003        $    1,487
                                                          ==========        ==========        ==========
Allowance for loan loss................................   $   27,644        $   23,002        $   19,607
Loans at end of period, including held for sale........    2,021,834         1,778,275         1,616,721
Average loans, including held for sale.................    1,983,568         1,725,084         1,563,944
RATIOS
Ratio of allowance to loans............................         1.37%             1.29%             1.21%
Ratio of net loans charged-off to average loans,
  including held for sale..............................         0.09              0.03              0.06
Ratio of recoveries to loans charged-off...............        20.28             12.33             12.41
Nonaccrual loans as a percent of loans, including held
  for sale.............................................         0.80              0.82              0.10
Nonperforming assets as a percent of total assets......         0.68              0.68              0.36
Foreclosed properties as a percent of loans............         0.04              0.08              0.37
Allowance as a percent of nonaccrual loans.............       171.93            158.46          1,199.94
Allowance as a percent of nonperforming assets.........       162.64            143.40            258.60
Nonaccrual loans and 90+ days past due loans as a
  percent of loans.....................................         0.87              0.87              0.19
Nonaccrual loans and 90+ days past due loans as a
  percent of total assets..............................         0.70              0.66              0.15
Nonperforming assets and 90+ days past due loans as a
  percent of total assets..............................         0.74              0.72              0.43
Allowance as a percent of nonperforming assets and 90+
  days past due loans..................................       148.85            134.96            216.20

------------
(1) Nonaccrual loans included $242, $876 and $0 of restructured loans at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

     Total nonaccrual loans were $16.1 million at June 30, 2001, $14.5 million at December 31, 2000, and $1.7 million at June 30, 2000. The ratio of nonaccrual loans to total loans was 0.80%, 0.82%, and 0.10% at June 30, 2001, December 31, 2000, and June 30, 2000, respectively.

     At June 30, 2001, $13.9 million, or 86.8%, of nonaccrual loans consisted of the following three lending relationships:

        (1) Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $8.7 million as of June 30, 2001. Of this total, $3.8 million was transferred to nonaccrual in December 2000, and $4.9 million was transferred to nonaccrual in June 2001. During June 2001 a $3.5 million commercial real estate loan to a related group of borrowers was paid in full, including $0.3 in back interest and $0.2 in late charges.

        (2) A commercial real estate loan with an outstanding balance of $2.7 million as of June 30, 2001, was transferred to nonaccrual during the fourth quarter of 2000.

        (3) A commercial real estate loan with an outstanding balance of $2.5 million as of June 30, 2001, was transferred to nonaccrual during the first quarter of 2001.

     CIB Marine continues to work with these borrowers and believes the value of the properties securing the obligations approximate the amounts owed. However, CIB Marine cannot provide assurances that the values will be maintained or that there will not be losses with respect to any of these relationships.

     Foreclosed properties were $0.9 million at June 30, 2001, and consisted of one commercial property acquired through a transfer of assets by a borrower that was in default. In April of 2001 CIB Marine completed the sale of various parcels for a net loss of $0.4 million which had been charged off when the parcels were acquired. CIB Marine had $5.9 million in foreclosed properties at June 30, 2000, which were sold in the third quarter of 2000 for a loss of $0.05 million.

     A loan is treated as impaired when it is probable, based upon current information and events, that CIB Marine will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is recognized by creating an allowance for loan loss with a charge to the provision for loan loss for the difference between its carrying value and its fair value. Changes in the net carrying amount of the loan from one reporting period to the next are accounted for as an adjustment to the provision for loan loss. Impaired loans do not include nonperforming homogenous loans such as 1-4 family real estate loans and consumer loans. Impaired loans were $8.0 million, $6.5 million, and $3.0 million at June 30, 2001, December 31, 2000, and June 30, 2000, respectively. Approximately 85.8%, 80.5%, and 44.0% of the impaired loan balance at June 30, 2001, December 31, 2000, and June 30, 2000, respectively, was comprised of loans that are also included in nonaccrual loans.

     Loans 90 days or more past due and still accruing are loans which are delinquent with respect to the payment of principal and/or interest but which are well collateralized, in the process of collection and which management believes all contractual principal and interest amounts due will be collected in full. CIB Marine had $1.6 million in loans that were 90 days or more past due and still accruing at June 30, 2001, $1.0 million at December 31, 2000, and $1.5 million at June 30, 2000. Accrued interest on these loans was $0.05 million as of June 30, 2001, and $0.03 million as of June 30, 2000. The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 0.74% at June 30, 2001, 0.72% at December 31, 2000, and 0.43% at June 30, 2000.

     Since June 30, 2001, certain loans to one of CIB Marine's largest borrowers have become nonperforming or 90 days or more past due and still accruing. See "Credit Concentrations" for additional information regarding this borrowing.

NONINTEREST INCOME

     Total noninterest income increased $1.9 million, or 101.8%, to $3.7 million in the second quarter of 2001 from $1.8 million in the second quarter 2000. For the six-month period ended June 30, 2001, noninterest income was $7.3 million, which represented a 128.7% increase as compared to the six-month period ended

June 30, 2000. The following paragraphs discuss the principle components of noninterest income and the primary reasons for their changes from the second quarter and six-month periods ended June 30, 2000 to 2001.

     Loan fees were $2.7 million in the second quarter of 2001, as compared to $0.8 million in the second quarter of 2000, an increase of 269.9%. This increase was primarily a result of an increase in residential mortgage loan fees, which were $1.9 million in the second quarter of 2001 as compared to $0.4 million in the second quarter of 2000. The increase in residential mortgage loan fees was due primarily to an increase in lending volume, resulting principally from a declining interest rate environment.

     As a result of the sale of the trust company in the fourth quarter of 2000, CIB Marine did not receive any trust income during 2001. Trust income for the second quarter of 2000 was $0.2 million. In conjunction with the sale, CIB Marine receives a commission on both new and existing trust accounts referred to and accepted by the purchaser. During the second quarter of 2001, CIB Marine received approximately $16,000 in commissions, which is included in other income.

     Other noninterest income amounted to a net loss of $0.2 million in the second quarter of 2001, as compared to income of $0.2 million in the second quarter of 2000. The net loss in other noninterest income in the second quarter of 2001 was due primarily to the write-down of investments in limited partnership interests. During the second quarter of 2001, CIB Marine reduced the value of these limited partnership interests to reflect their estimated market value. Additional discussion regarding these investments is included in "Other Assets". Other noninterest income for the second quarter of 2001 also included $0.2 million in net income from MICR, Inc. operations, which was acquired in October 2000.

     Investment securities gains were $0.5 million in the second quarter of 2001. No securities gains were taken during the second quarter of 2000. During the second quarter of 2001, CIB Marine sold higher-yielding U.S. Government agency securities and U.S. treasury notes after market rates decreased in order to capture the gains available on their sale and has generally reinvested the proceeds in commercial loans. Total securities as a percentage of total assets decreased to 15.8% at June 30, 2001, from 20.8% at December 31, 2000, while loans as a percentage of total assets grew to 80.3% at June 30, 2001, from 75.1% at December 31, 2000.

     Noninterest income for the six-month period ended June 30, 2001, was $7.3 million, an increase of $4.1 million, or 128.7%, as compared to the same period in the previous year. This increase was primarily the result of a $3.0 million, or 184.1%, increase in loan fees, a $1.6 million increase in gains on sales of investment securities, and a $0.2 million, or 13.5%, increase in deposit service charges and other service fees. The combined effect of these increases was partially offset by a $0.3 million decrease in income from trust operations and a $0.4 million write-down in the value of certain limited partnership investments. The explanations for these changes are substantially the same as those given in previous paragraphs for the three-month periods.

NONINTEREST EXPENSE

     Total noninterest expense increased $1.0 million, or 9.5%, to $11.6 million in the second quarter of 2001 from $10.6 million in the second quarter 2000. For the six-month period ended June 30, 2001, noninterest expense was $23.2 million, as compared to $20.5 million for the same period in 2000, an increase of $2.6 million or 12.9%. These increases were primarily the result of CIB Marine's growth, including internal growth and the opening of new branch facilities. The following paragraphs discuss the principal components of noninterest expense and the primary reasons for their changes from the three and six-month periods ended June 30, 2000 to the same periods in 2001.

     Compensation and employee benefits expense was $7.3 million in the second quarter of 2001, as compared to $6.5 million in the second quarter of 2000, an increase of 12.5%. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, the hiring of additional management personnel and increases in the salaries of existing personnel. Excluding employees of MICR, Inc., the total number of full-time equivalent employees increased to 620 at June 30, 2001, from 572 at December 31, 2000, and 555 at June 30, 2000, representing increases of 8.4% and 11.7% for the three and twelve-month periods, respectively. The business of MICR, Inc. is classified as a held for sale asset and, as a result, compensation and fringe benefits expense for MICR employees is one component of the net income of MICR, Inc., which is recorded as other noninterest income on the Consolidated Statements of Income of CIB Marine.

     Equipment, occupancy and premises expense was $1.8 million in the second quarter of 2001, as compared to $1.5 million in the second quarter of 2000, an increase of 17.3%. In addition, telephone and data communications expense increased by 10.8% to $0.3 million in the second quarter of 2001, as compared to the same period in 2000. The increases in these expenditures were primarily attributable to growth in the number of banking facilities as well as increases in the number of full-time equivalent employees and in the number of customers served by CIB Marine.

     Professional services expense was $0.4 million in the second quarter of 2001, as compared to $0.7 million in the second quarter of 2000, a decrease of 50.3%. Professional service expense are primarily accounting, audit and legal services.

     Other noninterest expense was $1.4 million in the second quarter of 2001, as compared to $1.1 million in the second quarter of 2000, an increase of 27.6%. The increase in other noninterest expense was due primarily to increases in data processing, courier services, correspondent charges and office supplies expenses due primarily to the growth of CIB Marine. Also contributing to the increase in noninterest expense in the second quarter of 2001 were increases in underwriting and appraisal expenditures caused primarily by an increase in residential mortgage volume.

     Noninterest expense for the six-month period ended June 30, 2001, was $23.2 million, an increase of $2.6 million, or 12.9%, as compared to the same period in the previous year. This increase was primarily the result of a $2.2 million, or 17.6%, increase in compensation and employee benefits; a $0.6 million, or 17.7%, increase in equipment, occupancy and premises, and telephone and data communications expenses; and a $0.3 million, or 14.8%, increase in other noninterest expense. The combined effect of these increases was partially offset by a $0.4 million, or 39.0%, decrease in professional service expense. The explanations for these changes are substantially the same as those given in previous paragraphs for the three-month periods.

     CIB Marine's efficiency ratio was 47.4% and 51.0% for the quarters ended June 30, 2001 and 2000, respectively, and 49.6% and 51.9% for the six-month periods ended June 30, 2001 and 2000, respectively. Total noninterest expense as a percentage of average assets was 1.9% and 2.1% for the quarters ended June 30, 2001 and 2000, respectively, and 1.9% and 2.1% for the six-month periods ended June 30, 2001 and 2000, respectively.

INCOME TAXES

     CIB Marine provides for income taxes currently payable, and for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting. Income tax expense was $3.4 million and $2.7 million for the quarters ended June 30, 2001 and 2000, respectively, and $6.2 million and $4.8 million for the six-month periods ended June 30, 2001 and 2000, respectively. The effective tax rate for the three and six-month periods ended June 30, 2001 were 33.9% and 33.7%, respectively, as compared to 34.1% and 34.3% for the same periods in 2000. The decrease in the effective tax rate between these periods was primarily due to various tax planning strategies implemented by CIB Marine.

FINANCIAL CONDITION

OVERVIEW

     CIB Marine's total assets increased by $149.1 million, or 6.3%, during the six months ended June 30, 2001. This increase was primarily the result of the implementation of CIB Marine's growth strategy. Asset growth occurred primarily in loans, which increased $243.6 million, or 13.7%. This growth was primarily funded by the sale and maturity of investment securities, which decreased $93.4 million, and by increases in deposits of $40.1 million, borrowings (including guaranteed trust preferred securities) of $88.0 million and equity of $20.3 million.

LOANS HELD FOR SALE

     Loans held for sale, comprised of residential first mortgage loans, were $18.9 million at June 30, 2001, an increase of $3.6 million, or 23.3%, as compared to $15.3 million at December 31, 2000. This increase was attributable to increases in the volume of loans originated and purchased for resale. CIB Marine originated $88.7 million, purchased $311.8 million and sold $397.0 million of loans held for sale in the first six months of 2001, as compared to $39.3 million, $28.0 million, and $64.9 million, respectively, in the first six months of 2000. The increase in volume was due to a lower interest rate environment during the first six months of 2001 and the addition of a wholesale division to CIB Marine's mortgage banking subsidiary. The wholesale division was started in the first quarter 2000 to originate and purchase loans for sale.

INVESTMENT SECURITIES

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                   SECURITIES

                                                         AT JUNE 30, 2001      AT DECEMBER 31, 2000
                                                        -------------------    ---------------------
                                                                   YIELD TO                 YIELD TO
                                                         AMOUNT    MATURITY      AMOUNT     MATURITY
                                                        --------   --------    ----------   --------
                                                                   (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & agencies............................  $ 26,189     6.56%      $ 60,000      6.28%
Obligations of states and political subdivisions......    56,437     7.43         46,434      7.49
Other notes and bonds.................................       450     7.10            450      7.10
Mortgage backed securities............................    16,732     7.13         19,220      7.04
                                                        --------    -----       --------     -----
          Total Securities Held to Maturity...........    99,808     7.15        126,104      6.84
                                                        --------    -----       --------     -----
AVAILABLE FOR SALE
U.S. Government & agencies............................   143,797     6.24        241,694      6.19
Obligations of states and political subdivisions......     6,670     7.37          7,627      8.70
Other notes and bonds.................................    15,594     4.19         51,097      7.16
Mortgage backed securities............................   122,148     6.42         58,365      6.85
Federal Home Loan Bank stock..........................     3,725     6.50          3,590      8.00
Other equities........................................        50      N/A             50       N/A
                                                        --------    -----       --------     -----
          Securities Available for Sale Before SFAS
            115 Adjustment............................   291,984     6.23        362,423      6.50
                                                        --------    -----       --------     -----
          TOTAL SECURITIES BEFORE SFAS 115
            ADJUSTMENT................................   391,792     6.47%       488,527      6.59%
                                                                    =====                    =====
SFAS 115 Available For Sale Market Value Adjustment...     7,009                   3,714
                                                        --------                --------
          TOTAL SECURITIES............................  $398,801                $492,241
                                                        ========                ========

     Total securities outstanding at June 30, 2001, were $398.8 million, a decrease of $93.4 million, or 19.0%, as compared to $492.2 million at December 31, 2000. The decrease in the securities portfolio was due primarily to CIB Marine's strategy to reposition its investment security portfolio through sales and maturities shortly after market rate decreases. The proceeds were primarily reinvested in higher-yielding commercial loans. The ratio of total securities to total assets was 15.8% at June 30, 2001, as compared to 20.8% at December 31, 2000.

     At June 30, 2001, 43.4% of the portfolio consisted of U.S. Treasury and Government Agency securities, as compared to 61.8% at December 31, 2000. Mortgage backed securities represented 35.5% and 15.9% of the portfolio at June 30, 2001, and December 31, 2000, respectively. Mortgage backed securities increased $61.3 million, or 79.0%, from December 31, 2000 to June 30, 2001. CIB Marine increased the level of mortgage backed securities to take advantage of increased spreads relative to U.S. Treasury notes and bonds. Obligations of states, and political subdivisions of states, represented 16.1% of the portfolio at June 30, 2001, and 11.1% at December 31, 2000. Most of these obligations were general obligations of states, or political subdivisions of states, in which CIB Marine's subsidiaries are located. The amount of obligations of states, and political subdivisions of states, remained relatively constant between periods, but increased as a percent of the total portfolio due primarily to the decline in total securities. Commercial paper accounted for 3.8% of the portfolio at June 30, 2001, as compared to 10.3% at December 31, 2000. The decrease in commercial paper was due primarily to the maturities of these short-term investments.

     As of June 30, 2001, $299.0 million, or 75.0%, of the securities portfolio was classified as available for sale, and $99.8 million, or 25.0%, of the portfolio was classified as held to maturity. At December 31, 2000, these ratios were 74.4% and 25.6%, respectively. The classification of securities as available for sale and held to maturity is based on a number of factors, including CIB Marine's current and projected liquidity position and current and projected loan to deposit ratio.

     On June 30, 2001, the net unrealized gain of the available for sale securities was $7.0 million, as compared to a net unrealized gain of $3.7 million at December 31, 2000. The increase in the unrealized value of these securities over the first six months of 2001 was a direct result of decreases in market interest rates offered on similar investments.

LOANS

     Loans, net of the allowance for loan loss, were $2.0 billion at June 30, 2001, an increase of $235.4 million, or 13.5%, from $1.7 billion at December 31, 2000, and represented 78.5% and 73.5% of CIB Marine's total assets at June 30, 2001, and December 31, 2000, respectively. Most of the increase was in commercial and industrial, commercial real estate and construction loans, which in the aggregate represented 95.8% and 95.1% of gross loans at June 30, 2001, and December 31, 2000, respectively.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                             LOAN PORTFOLIO SUMMARY

                                              AS OF JUNE 30, 2001         AS OF DECEMBER 31, 2000
                                             ---------------------        -----------------------
                                                             % OF                           % OF
                                               AMOUNT        TOTAL          AMOUNT         TOTAL
                                             ----------      -----        -----------      ------
                                                            (DOLLARS IN THOUSANDS)
Commercial and industrial..................  $  737,743       36.7%       $  592,984        33.6%
Agricultural...............................       5,076        0.3             5,286         0.3
Real estate:
  1-4 family...............................      63,101        3.1            67,096         3.8
  Commercial...............................     856,142       42.6           814,895        46.1
  Construction.............................     332,818       16.6           272,278        15.4
Consumer...................................       7,307        0.4             8,455         0.5
Credit card loans..........................       1,824        0.1             1,833         0.1
Other......................................       6,314        0.2             4,392         0.2
                                             ----------      -----        ----------       -----
       Gross Loans.........................   2,010,325      100.0%        1,767,219       100.0%
                                                             =====                         =====
Deferred Loan Fees.........................      (7,374)                      (4,264)
Allowance for loan loss....................     (27,644)                     (23,002)
                                             ----------                   ----------
       NET LOANS...........................  $1,975,307                   $1,739,953
                                             ==========                   ==========

CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the capital of CIB Marine.

     At June 30, 2001, CIB Marine had one borrowing relationship with an individual borrower that exceeded 25% of capital. The total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn as of June 30, 2001, was $79.1 million, and amounted to 36.8% and 3.9% of CIB Marine's stockholders' equity and gross loans outstanding, respectively. The aggregate principal amount actually drawn and outstanding was approximately $74.2 million.

     At June 30, 2001, CIB Marine had credit relationships within three industries or industry groups that exceeded 25% of its capital. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $801.2 million, or 39.6% of gross loans and 372.8% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $187.9 million, or 9.3% of gross loans and 87.4% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $128.1 million, or 6.3% of gross loans and 59.6% of stockholders' equity.

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

     In July 1999, one of CIB Marine's borrowers (the "Borrower"), whose total borrowing relationship, including its related interests, exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower's net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. Between June of 2000 and June of 2001, the total outstanding lending commitment associated with this borrowing relationship represented less than 25% of the capital of CIB Marine. As of June 30, 2001, the total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn, was approximately $39.3 million and the aggregate principal amount actually drawn and outstanding was approximately $35.6 million. At June 30, 2001, $0.1 million of these loans were past due 90 days or more and still accruing interest, $10.6 million were past due less than 90 days and still accruing interest, and none of these loans were in nonaccrual status or considered to be impaired.

     CIB Marine has closely monitored this borrowing relationship, including the collateral position of CIB Marine and other lenders. A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower's approximately 82% interest in, a closely held steel company (the "Steel Company"). Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.6 % of the Steel Company.

     The Borrower and its related interests have engaged in, and continue to proceed with, a voluntary and orderly disposition of certain of their assets and the restructure of certain of their credit facilities to improve their liquidity position and satisfy certain obligations to CIB Marine and other lenders. As part of this restructuring, the Steel Company engaged in a series of transactions to restructure its debt and is negotiating the sale of certain of its assets. One of these transactions is expected to result in a non-affiliated entity (the "Real Estate Entity") purchasing all of the Steel Company's real property and leasing the property back to the Steel Company. The Real Estate Entity is owned by a real estate developer who is a current shareholder of CIB Marine and a former director of a CIB Marine subsidiary bank. In order to facilitate this transaction, on August 14, 2001, the Real Estate Entity purchased the first secured positions in the real properties of the Steel Company from CIB Marine and other lenders for approximately $17.5 million, of which $11.0 million was used to pay off certain loans to CIB Marine and the remaining $6.5 million was used to reduce the Steel

Company's debt to other lenders. CIB Marine provided a credit facility to the Real Estate Entity for 100% of the funding necessary to consummate this phase of the transaction. CIB Marine obtained from the Real Estate Entity an assignment of the notes and mortgages relative to the properties and the personal guaranty of the Borrower as security for the credit facility, and a $250,000 personal guaranty from the owner of the Real Estate Entity. CIB Marine believes that the estimated fair market value of the properties securing this loan exceeds $21.0 million. The Real Estate Entity is in the process of obtaining the properties in exchange for the notes and releases of the mortgages and leasing the properties back to the Steel Company. CIB Marine will take a first mortgage position in the properties upon consummation of this phase of the transaction. In further consideration for this transaction, the Steel Company issued to the owner of the Real Estate Entity an approximately 3.0% equity interest in the Steel Company, which has been pledged to CIB Marine as additional collateral for the credit facility. Upon the occurrence of certain events, the owner of the Real Estate Entity may receive an additional 6.9% equity interest in the Steel Company, which will also be pledged to CIB Marine.

     In addition, a second transaction has resulted in a restructuring of the Steel Company's equipment and working capital credit facilities. On August 14, 2001, a second non-affiliated entity (the "Equipment Entity"), which is owned by another shareholder of CIB Marine, purchased a first secured position in the equipment from non-affiliated lenders of the Steel Company for approximately $12.5 million. This represents the amount owed the other lenders with respect to the equipment financing and of which CIB Marine had a $4.0 million participation. CIB Marine provided a $13.5 million line of credit to the Equipment Entity to facilitate this restructuring. CIB Marine obtained an assignment of the note, the first secured position in the equipment and the Borrower's personal guaranty as security for the credit facility and obtained a $1.0 million personal guaranty from the owner of the Equipment Entity.

     On August 14, 2001, CIB Marine also purchased from the other lenders an assignment of the Steel Company's $24.0 million working capital credit facility which had an outstanding balance of approximately $7.8 million. This credit facility is secured by a first position in the inventory and accounts receivable of the Steel Company and is personally guaranteed by the Borrower. In connection with this transaction, CIB Marine and the Steel Company agreed to reduce the amount available under this credit facility to $10.0 million.

     As a result of these and other actions, including the disposition of certain assets, the outstanding lending commitment to the Borrower and its related interests have increased. At August 14, 2001, the total outstanding lending commitment, including loans to the Real Estate Entity and the Equipment Entity, was approximately $62.2 million, including lines which have not been fully drawn, and the aggregate principal amount actually drawn and outstanding was approximately $58.2 million, which exceeds 25% of the capital of CIB Marine.

     At August 14, 2001, none of these loans were past due 90 days or more and still accruing interest, $5.6 million were past due less than 90 days and still accruing interest, and $11.7 million were in nonaccrual status. Nonaccrual loans include $9.4 million in loans secured by the Borrower's equity in the Steel Company and a $2.3 million loan secured by first mortgages on 21 single family residential homes constructed in a real estate development of the Borrower. As a result of events which occurred subsequent to June 30, 2001, the $9.4 million secured by the Borrower's equity in the Steel Company is considered to be impaired and $3.8 million has been allocated as a specific reserve to the allowance for loan loss. CIB Marine does not consider the $2.3 million loan secured by the residential homes impaired because of its belief that the fair value of the real estate securing this loan, less selling costs, exceeds the loan's outstanding principal balance, and therefore has not made any specific allocation to the allowance for loan loss for this loan. On or about August 3, 2001, CIB Marine commenced a non-judicial foreclosure on the residential loans.

     In November 1999 and April 2000, lawsuits were filed against the Borrower and the Steel Company by a lender, who also has an approximately 11.3% equity interest in the Steel Company, and its related interests, to recover amounts due them. In July of 2001, this lender and its related interests commenced an involuntary bankruptcy proceeding against the Borrower. The Borrower is contesting this proceeding. This lender and its related interests are also customers of, and have a borrowing relationship with, CIB Marine. As of July 31,

2001, the total outstanding lending commitment associated with this relationship, including lines of credit which have not been fully drawn, was approximately $27.9 million and the aggregate principal amount actually drawn and outstanding was approximately $25.7 million. A portion of the loans to this customer are also secured by the customer's equity interest in the Steel Company, which is estimated to be $1.5 million. Although $15.0 million of the loans to this customer were 90 days or more past due and still accruing interest at August 14, 2001, CIB Marine does not consider these loans impaired because of the financial condition of the customer and its belief that the loans are adequately collateralized pursuant to CIB Marine's loan policy. CIB Marine is actively pursuing collection of these loans. In November of 2000, another lender obtained a judgment against the Borrower in the amount of $8.1 million. This lender is currently forbearing from collection on the judgment.

     CIB Marine estimates that the fair value of the collateral securing the loans to the Borrower and its related interests currently exceed the outstanding principal balance; however, the borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine's loan policy since the first quarter of 2000. CIB Marine has not suffered any losses with respect to its loans to the Borrower and its related interests and did not consider the loans impaired at June 30, 2001. In addition, CIB Marine believes that the allowance for loan loss was adequate at both June 30, 2001 and August 14, 2001, taking into consideration the recent events and transactions regarding this borrowing relationship, including the impairment of certain of the loans to the Borrower and its related interests. CIB Marine cannot provide assurances that other loans to the Borrower, its related interests, the Real Estate Entity or the Equipment Entity will not become impaired in the future or that there will not be future losses with respect to these loans. Management of CIB Marine will continue to closely monitor this borrowing relationship in order to assess its ongoing exposure to the credit risk posed by this borrowing relationship and will take additional action if deemed appropriate.

OTHER ASSETS

     Other assets increased $1.9 million, or 15.2%, to $14.8 million at June 30, 2001 from $12.8 million at December 31, 2000. The majority of the increase was due to a $1.3 million adjustment related to CIB Marine's adoption of SFAS 133, as amended by SFAS 138. For additional information see Note 7 to the financial statements contained in Item 1 of this form 10-Q. Also contributing to the increase in other assets were $0.5 million of capitalized underwriting fees incurred with the issuance in February 2001 of $15.0 million in guaranteed trust preferred securities. Additional information regarding this transaction is discussed in "Guaranteed Trust Preferred Securities".

     Other assets at June 30, 2001, include a $7.0 million equity investment in MICR, Inc., a wholly-owned subsidiary of CIB-Chicago. This business was acquired in October 2000 and is classified as a held for sale asset. MICR, Inc. had net income of $0.2 million for the quarter ended June 30, 2001, and $0.3 million for the six-month period ended June 30, 2001, which is included in noninterest income in the Consolidated Statements of Income.

     Other assets at June 30, 2001, include a $2.1 million investment in three limited partnerships which were purchased by CIB Marine in September 1999 from one of its largest borrowers. CIB Marine engaged in this transaction primarily to provide this borrower with cash to meet current obligations to CIB Marine and other borrowers. In June 2001, CIB Marine reduced the value of these investments by $0.4 million to reflect their estimated market value. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine's portfolio. In order to reduce the risk in this investment, CIB Marine negotiated a put option to require the borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interests as of the date that the put option is exercised or the amount originally paid by CIB Marine to the borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the borrower to perform as discussed above in "Loans-

Credit Concentrations." Additional information about this borrower and its loans from CIB Marine are discussed in "Loans-Credit Concentrations."

DEPOSIT LIABILITIES

     Total deposits increased $40.1 million during the six-month period ended June 30, 2001. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 76.0% at June 30, 2001 and 79.1% at December 31, 2000. These percentages reflect CIB Marine's reliance on time deposits as a primary source of funding. At June 30, 2001, and December 31, 2000, time deposits of $100,000 or more amounted to $537.4 million and $519.0 million, or 35.5% and 33.6%, of total time deposits, respectively. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $115.3 million, or 7.6% of total time deposits at June 30, 2001, and $68.3 million, or 4.4% of total time deposits at December 31, 2000. Brokered time deposits included in time deposits of $100,000 or more were $98.8 million and $64.3 million at June 30, 2001, and December 31, 2000, respectively.

     At June 30, 2001, noninterest-bearing demand deposits were $120.2 million, interest-bearing demand deposits were $65.7 million, and savings deposits were $292.9 million. These deposits were $134.9 million, $49.6 million and $224.3 million, respectively, at December 31, 2000. The increase in savings deposits between these periods was primarily the result of CIB Marine's promotion of its money market product.

BORROWINGS

     The following table sets forth information regarding selected categories of borrowings.

                                   BORROWINGS

                                                          JUNE 30, 2001        DECEMBER 31, 2000
                                                       -------------------    -------------------
                                                       BALANCE    AVG RATE    BALANCE    AVG RATE
                                                       --------   --------    --------   --------
                                                                 (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
  Fed funds purchased................................  $156,861     4.09%     $107,974     6.13%
  Securities sold under repurchase agreements........    23,276     3.97        19,899     6.44
  Treasury, tax and loan note........................     1,191     3.69           523     6.29
  Commercial paper...................................    10,362     4.18         6,453     6.81
  Other borrowings short-term........................        --       --        11,590     8.28
                                                       --------    -----      --------    -----
          Total Short-Term Borrowings................   191,690     4.08%      146,439     6.37%
                                                       --------    -----      --------    -----
LONG-TERM BORROWINGS
  Federal Home Loan Bank.............................    59,302     5.99        33,223     6.46
  Fair value adjustment related to hedge.............     1,712                     --
                                                       --------               --------
          Total Long-Term FHLB Borrowings............    61,014                 33,223
  Guaranteed trust preferred securities..............    40,000    10.52        25,000    10.71
                                                       --------    -----      --------    -----
          Total Long-Term Borrowings.................   101,014     7.68%       58,223     8.28%
                                                       --------    -----      --------    -----
          TOTAL BORROWINGS...........................  $292,704     5.32%     $204,662     6.92%
                                                       ========    =====      ========    =====

     At June 30, 2001, total borrowings were $292.7 million, as compared to $204.7 million at December 31, 2000, representing an increase of 43.0%. Total borrowings at June 30, 2001, and December 31, 2000, amounted to 11.6% and 8.6%, of total assets, respectively. Fed funds purchased accounted for $156.9 million, or 59.6% of total borrowings at June 30, 2001, and $108.0 million, or 52.8% of total borrowings at December 31, 2000. Repurchase agreements accounted for $23.3 million, or 8.0% of total borrowings at June 30, 2001, as compared to $20.0 million, or 9.7% of total borrowings at December 31, 2000. Federal Home Loan Bank advances accounted for $61.0 million, or 20.8% of total borrowings at June 30, 2001, as compared to $33.2 million, or 16.2% of total borrowings at December 31, 2000. Guaranteed trust preferred securities accounted for $40.0 million, or 13.7% of total borrowings at June 30, 2001, as compared to $25.0 million, or 12.2% of total borrowings at December 31, 2000. CIB Marine increased its utilization of short and long-term borrowings during 2000 and during the first six months of 2001 in order to meet its funding needs or when the terms were more favorable than other types of funding.

     CIB Marine has a $30.0 million revolving line of credit with a non-affiliated commercial bank collateralized by the common stock of two of its banking subsidiaries. At June 30, 2001, there was no outstanding balance on this line of credit. At December 31, 2000, the outstanding balance was $11.6 million. At June 30, 2001, and December 31, 2000, CIB Marine had $10.4 million and $6.5 million, respectively, of commercial paper outstanding.

GUARANTEED TRUST PREFERRED SECURITIES

     At June 30, 2001, CIB Marine had $40.0 million outstanding in guaranteed trust preferred securities, as compared to $25.0 million at December 31, 2000. On February 22, 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.2% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities and are included in Other Assets. CIB Marine used the net proceeds of $14.5 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at June 30, 2001, and December 31, 2000, is contained in the following table. The capital levels of CIB Marine and its subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth.

                                 CAPITAL RATIOS

                                                                JUNE 30, 2001    DECEMBER 31, 2000
                                                                -------------    -----------------
                                                                      (DOLLARS IN THOUSANDS)
RISK WEIGHTED ASSETS (RWA)..................................     $2,326,810         $2,135,325
                                                                 ==========         ==========
AVERAGE ASSETS(1)...........................................     $2,500,295         $2,306,227
                                                                 ==========         ==========
CAPITAL COMPONENTS
  Stockholders' equity......................................     $  214,937         $  194,596
  Guaranteed trust preferred securities/Minority Interest in
     Consolidated Subsidiaries..............................         40,133             25,000
  Less: Disallowed Intangibles(2)...........................        (12,083)           (12,746)
  Less: Unrealized gain on securities.......................         (4,254)            (2,245)
                                                                 ----------         ----------
TIER 1 CAPITAL..............................................        238,733            204,605
  Allowable allowance for loan loss.........................         27,644             23,002
                                                                 ----------         ----------
TOTAL RISK BASED CAPITAL....................................     $  266,377         $  227,607
                                                                 ==========         ==========

                                                                           JUNE 30, 2001
                                                               --------------------------------------
                                                                                       FOR CAPITAL
                                                                    ACTUAL          ADEQUACY PURPOSES
                                                               -----------------    -----------------
                                                                AMOUNT     RATIO     AMOUNT     RATIO
                                                               --------    -----    --------    -----
Total Capital (to RWA).....................................     266,377    11.45%    186,145    8.00%
Tier 1 Capital (to RWA)....................................     238,733    10.26      93,072    4.00
Tier 1 Leverage (to Avg Assets)............................     238,733     9.55     100,012    4.00

                                                                         DECEMBER 31, 2000
                                                               --------------------------------------
                                                                                       FOR CAPITAL
                                                                    ACTUAL          ADEQUACY PURPOSES
                                                               -----------------    -----------------
                                                                AMOUNT     RATIO     AMOUNT     RATIO
                                                               --------    -----    --------    -----
Total Capital (to RWA).....................................     227,607    10.66%    170,826    8.00%
Tier 1 Capital (to RWA)....................................     204,605     9.58      85,413    4.00
Tier 1 Leverage (to Avg Assets)............................     204,605     8.87      92,249    4.00

---------------
(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

(2) In accordance with FDIC guidelines for risk-based capital calculation, disallowed intangibles include goodwill and core deposit intangibles as well as a portion of mortgage servicing assets.

     CIB Marine issued $15.0 million in guaranteed trust preferred securities in February 2001. For capital purposes, these securities qualify as Tier 1 equity capital for all regulatory and risk-based capital ratios. For additional information on these securities see "Guaranteed Trust Preferred Securities." In addition, CIB Marine sold 22,709 shares and 264,329 shares of its common stock in private placement offerings that commenced in January and April 2001, respectively, for proceeds of $0.4 million and $5.5 million, respectively.

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities in borrowings and other obligations in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits. Additional sources of liquidity include cash and cash equivalents, fed funds, securities sold under agreement to repurchase, advances from the Federal Home Loan Banks, loans held for sale and the sale of securities, and as a contingency, borrowings from the Federal Reserve Bank.

     The following discussion should be read in conjunction with the statements of cash flows for the six-months ended June 30, 2001, and 2000, contained in the consolidated financial statements.

     For the six months ended June 30, 2001, net cash provided by operating activities was $20.3 million, as compared to net cash provided of $5.9 for the six months ended June 30, 2000. The increase in cash from operating activities was due primarily to an increase in net income adjusted for noncash items, and an increase in the proceeds from the sale of loans net of originations and purchases, as compared to the same period in 2000. For the six months ended June 30, 2001, net cash used in investing activities was $141.9 million, as compared to $264.1 million for the six months ended June 30, 2000. The decrease in cash used for investing activities was caused primarily by an increase in maturities and sales of investment securities resulting from CIB Marine's decision to sell various securities in its available for sale portfolio and to reduce the portfolio as a percent of total assets. Net cash provided by financing activities was $130.4 million and $268.3 million for the six-month periods ended June 30, 2001 and 2000, respectively. The decline in cash provided by financing activities was primarily attributable to a decrease in cash provided from deposit liabilities and net long-term borrowings, which was partially offset by increases in cash provided from guaranteed trust preferred securities and short-term borrowings.

     CIB Marine was able to meet its liquidity needs during the second quarter of 2001 and expects to meet these needs for the remainder of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 2000. For information regarding CIB Marine's market risks, refer to its 2000 Annual Report on Form 10-K/A, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2001.

                  REPRICING INTEREST RATE SENSITIVITY ANALYSIS

                                                                      JUNE 30, 2001
                                        --------------------------------------------------------------------------
                                           0-3           4-6         7-12         2-5        OVER 5
                                          MONTHS       MONTHS       MONTHS       YEARS       YEARS        TOTAL
                                        ----------    ---------    ---------    --------    --------    ----------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans.............................    $1,331,413    $  77,336    $ 100,298    $471,604    $ 41,183    $2,021,834
  Securities........................        53,678       24,306       41,256     225,057      54,504       398,801
  Federal funds sold................        25,340           --           --          --          --        25,340
                                        ----------    ---------    ---------    --------    --------    ----------
    TOTAL INTEREST-EARNING ASSETS...     1,410,431      101,642      141,554     696,661      95,687     2,445,975
                                        ----------    ---------    ---------    --------    --------    ----------
Interest-bearing liabilities:
  Time deposits.....................       536,123      314,692      326,071     325,757      10,150     1,512,793
  Savings and interest-bearing
    demand deposits.................       358,588           --           --          --          --       358,588
  Short-term borrowings.............       189,458        2,232           --          --          --       191,690
  Long-term borrowings..............           264           --           --      26,000      34,750        61,014
  Guaranteed trust preferred
    securities......................            --           --           --          --      40,000        40,000
                                        ----------    ---------    ---------    --------    --------    ----------
    TOTAL INTEREST-BEARING
      LIABILITIES...................    $1,084,433    $ 316,924    $ 326,071    $351,757    $ 84,900    $2,164,085
                                        ----------    ---------    ---------    --------    --------    ----------
Interest sensitivity GAP (by
  period)...........................       325,998     (215,282)    (184,517)    344,904      10,787       281,890
Interest sensitivity GAP
  (cumulative)......................       325,998      110,716      (73,801)    271,103     281,890       281,890
ADJUSTED FOR DERIVATIVES:
  Derivatives (notional, by
    period).........................       (35,000)          --           --          --      35,000            --
  Derivatives (notional,
    cumulative).....................       (35,000)     (35,000)     (35,000)    (35,000)         --            --
Interest sensitivity GAP (by
  period)...........................       290,998     (215,282)    (184,517)    344,904      45,787       281,890
Interest sensitivity GAP
  (cumulative)......................       290,998       75,716     (108,801)    236,103     281,890       281,890
Cumulative Gap as a % of Total
  Assets............................         11.56%        3.01%       (4.32)%      9.38%      11.20%

     The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of June 30, 2001, and December 31, 2000.

               FUTURE EARNINGS INTEREST RATE SENSITIVITY ANALYSIS

                                                                         BASIS POINT CHANGES
                                                               ---------------------------------------
                                                               +200        +100        -100       -200
                                                               -----       -----       ----       ----
JUNE 30, 2001
  Net interest income change over one year.................    (5.17)%     (2.57)%     1.82%      4.87%
                                                               =====       =====       ====       ====
DECEMBER 31, 2000
  Net interest income change over one year.................    (8.54)%     (4.30)%     3.54%      7.25%
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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. Not Applicable

     b. Not Applicable

     c. On April 18, 2001, CIB Marine commenced a $3.0 million private placement offering of its common stock at $20.95 per share, which terminated on June 22, 2001. CIB Marine sold 264,329 shares in this offering for a total of $5.5 million.

       This offering was made to a limited number of accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and the provisions of Rule 506 of Regulation D under the Act. CIB Marine incurred no commissions or underwriting discounts in this offering.

     d. Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. CIB Marine held its Annual Meeting of Shareholders on April 26, 2001.

     b. Matters related to the election of Directors.

     c. Votes cast for the election of three Directors to serve for a term of three years are as follows

                                                         WITHHOLD AUTHORITY
DIRECTOR                                       FOR          TO VOTE FOR       NON-VOTE
--------                                    ----------   ------------------   --------
Norman E. Baker...........................  13,024,486         66,100            0
W. Scott Blake............................  13,024,486         66,100            0
Dean M. Katsaros..........................  13,024,486         66,100            0
Donald M. Trilling........................  13,024,486         66,100            0

    The continuing Directors of CIB Marine whose seats were not up for election at the annual meeting are as follows:

DIRECTOR                                                      SERVING UNTIL
--------                                                      -------------
Jose Araujo.................................................      2002
Jerry D. Maahs..............................................      2002
Howard E. Zimmerman.........................................      2002
John T. Bean................................................      2003
Steven C. Hillard...........................................      2003
J. Michael Straka...........................................      2003

                                                            FOR       AGAINST   ABSTAIN
                                                         ----------   -------   -------

    Evergreen Amendment to 1999 Stock Option and
       Incentive Plan..................................  12,683,252   100,818   306,515

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits -- NONE

     b. Reports from 8-K -- NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August 2001.
                                          CIB MARINE BANCSHARES, INC.
                                          (Registrant)

                                          /s/ STEVEN T. KLITZING
                                          --------------------------------------
                                          Steven T. Klitzing
                                          Senior Vice President and
                                          Chief Financial Officer