Form 10-Q/A
period 2001-06-30
CIB MARINE BANCSHARES INC
filed 2001-09-07
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-Q/A


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER 000-24149

                          CIB MARINE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 1


     The registrant is filing this amendment to its Form 10-Q for the quarterly period ended June 30, 2001 to reflect changes to the following item:


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Concentrations, pages 26-28 have been revised to reflect that certain events which were scheduled to take place on August 14, 2001, the filing date of the original Form 10-Q, did not occur and the actual events which occurred on August 16, 2001.



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



     On August 16, 2001, CIB Marine purchased the first secured positions in the equipment, inventory, accounts and certain real properties of the Steel Company from other lenders for approximately $22.2 million. As part of this transaction, a non-affiliated entity (the "Equipment Entity"), which is owned by a shareholder of CIB Marine, purchased CIB Marine's first secured position in the equipment of the Steel Company for approximately $14.7 million. CIB Marine provided the Equipment Entity 100% of the financing necessary to facilitate this transaction. CIB Marine obtained a reassignment of the note, the first secured position in the equipment and the Borrower's personal guaranty as security for the credit facility and obtained a $1.0 million personal guaranty from the owner of the Equipment Entity.

     Included in the loans purchased by CIB Marine from the other lenders was the Steel Company's working capital credit facility and two real estate loans. The working capital credit facility had an outstanding balance of approximately $8.4 million and is secured by a first position in the inventory and accounts receivable of the Steel Company and is personally guaranteed by the Borrower. In connection with this transaction, CIB Marine and the Steel Company agreed to reduce the amount available under this credit facility from $24.0 million to $10.0 million. The real estate loans had an outstanding balance of $3.1 million and are secured by first mortgages on two of the Steel Company's real properties.



     As a result of these and other actions, including the disposition of certain assets, the outstanding lending commitment to the Borrower and its related interests have increased and CIB Marine has a first secured position in all material assets of the Steel Company. At August 16, 2001, the total outstanding lending commitment, including the loan to the Equipment Entity, was approximately $60.1 million, including lines which have not been fully drawn, and the aggregate principal amount actually drawn and outstanding was approximately $56.5 million, which exceeds 25% of the capital of CIB Marine.



     At August 16, 2001, none of these loans were past due 90 days or more and still accruing interest, $5.6 million were past due less than 90 days and still accruing interest, and $11.7 million were in nonaccrual status. Nonaccrual loans include $9.4 million in loans secured by the Borrower's equity in the Steel Company and a $2.3 million loan secured by first mortgages on 21 single family residential homes constructed in a real estate development of the Borrower. As a result of events which occurred subsequent to June 30, 2001, the $9.4 million secured by the Borrower's equity in the Steel Company is considered to be impaired and $3.8 million has been allocated as a specific reserve to the allowance for loan loss. CIB Marine does not consider the $2.3 million loan secured by the residential homes impaired because of its belief that the fair value of the real estate securing this loan, less selling costs, exceeds the loan's outstanding principal balance, and therefore has not made any specific allocation to the allowance for loan loss for this loan. On or about August 3, 2001, CIB Marine commenced a non-judicial foreclosure on the residential loans.



     In April and December 2000, lawsuits were filed against the Borrower and the Steel Company by a lender, who also has an approximately 11.3% equity interest in the Steel Company, and its related interests, to recover amounts due them. In July 2001, this lender and its related interests commenced an involuntary bankruptcy proceeding against the Borrower. The Borrower is contesting this proceeding. In July, the Borrower and the Steel Company also entered into an agreed upon preliminary injunction with this lender requiring the Borrower and Steel Company to provide the lender ten days advance notice prior to disposing of any of the Steel Company's assets or stock. This lender and its related interests are also customers of, and have a borrowing relationship with, CIB Marine. As of July 31, 2001, the total outstanding lending commitment associated with this relationship, including lines of credit which have not been fully drawn, was approximately $27.9 million and the aggregate principal amount actually drawn and outstanding was approximately $25.6 million. A portion of the loans to this customer are also secured by the customer's equity interest in the Steel Company, which is estimated to be $1.5 million. Although $15.0 million of the loans to this customer were 90 days or more past due and still accruing interest at August 16, 2001, CIB Marine does not consider these loans impaired because of the financial condition of the customer and its belief that the loans are adequately collateralized pursuant to CIB Marine's loan policy. CIB Marine is actively pursuing collection of these loans.


     In November of 2000, another lender obtained a judgment against the Borrower in the amount of $8.1 million. This lender is currently forbearing from collection on the judgment.


     CIB Marine estimates that the fair value of the collateral securing the loans to the Borrower and its related interests currently exceeds the outstanding principal balance; however, the borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine's loan policy since the first quarter of 2000. CIB Marine has not suffered any losses with respect to its loans to the Borrower and its related interests and did not consider the loans impaired at June 30, 2001. In addition, CIB Marine believes that the allowance for loan loss was adequate at both June 30, 2001 and August 16, 2001, taking into consideration the recent events and transactions regarding this borrowing relationship, including the impairment of certain of the loans to the Borrower subsequent to June 30, 2001. CIB Marine cannot provide assurances that other loans to the Borrower, its related interests, or the Equipment Entity will not become impaired in the future or that there will not be future losses with respect to these loans. Management of CIB Marine will continue to closely monitor this borrowing relationship in order to assess its ongoing exposure to the credit risk posed by this borrowing relationship and will take additional action if deemed appropriate.

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

     Other assets at June 30, 2001, include a $2.1 million investment in three limited partnerships which were purchased by CIB Marine in September 1999 from one of its largest borrowers. CIB Marine engaged in this transaction primarily to provide this borrower with cash to meet current obligations to CIB Marine and other borrowers. In June 2001, CIB Marine reduced the value of these investments by $0.4 million to reflect their estimated market value. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine's portfolio. In order to reduce the risk in this investment, CIB Marine negotiated a put option to require the borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interests as of the date that the put option is exercised or the amount originally paid by CIB Marine to the borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the borrower to perform as discussed above in "Loans-Credit Concentrations." Additional information about this borrower and its loans from CIB Marine are discussed in "Loans-Credit Concentrations."

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

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits -- NONE

     b. Reports from 8-K -- NONE

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 7th day of September 2001.

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