Form 10-Q
period 2001-09-30
CIB MARINE BANCSHARES INC
filed 2001-11-14
CIK 861955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2001

Commission File number	000-24149

CIB Marine Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	37-1203599
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

N27 W24025 Paul Court, Pewaukee, Wisconsin 53072

(Address of principal executive offices, Zip Code)

(262) 695-6010

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

At November 14, 2001 CIB Marine had 17,876,752 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000

	(Dollars in thousands, except share data)
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$29,382	$29,632
Federal Funds Sold	22,023	23,051

Total Cash and Cash Equivalents	51,405	52,683

Loans Held for Sale	18,093	16,200
Securities:
Available for Sale, at fair value	311,804	379,127
Held to Maturity (approximate fair value of $101,695 and $127,546, respectively)	98,264	126,794

Total Securities	410,068	505,921

Loans	2,179,984	1,831,231
Less: Allowance for Loan Loss	(31,013)	(23,988)

Net Loans	2,148,971	1,807,243

Premises and Equipment, net	26,219	24,355
Accrued Interest Receivable	17,111	21,067
Deferred Income Taxes	1,270	8,400
Goodwill and Core Deposit Intangibles, net	11,749	12,743
Foreclosed Properties	3,680	1,626
Other Assets	17,686	13,047

Total Assets	$2,706,252	$2,463,285

Liabilities
Deposits:
Non Interest-Bearing Demand	$151,280	$147,235
Interest-Bearing Demand	65,755	53,795
Savings	316,801	238,119
Time	1,589,966	1,598,944

Total Deposits	2,123,802	2,038,093

Short-term Borrowings	229,795	146,439
Accrued Interest Payable	10,365	12,972
Accrued Income Taxes	1,552	277
Other Liabilities	6,640	3,797
Long-term Borrowings	62,771	33,340
Guaranteed Trust Preferred Securities	40,000	25,000

Total Liabilities	2,474,925	2,259,918

Stockholders’ Equity
Preferred Stock, $1 Par Value; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, $1 Par Value; 50,000,000 Shares Authorized, 17,876,752 and 17,578,135 Issued and Outstanding, respectively	17,877	17,578
Capital Surplus	148,972	143,194
Retained Earnings	59,415	40,353
Accumulated Other Comprehensive Income	5,063	2,242

Total Stockholders’ Equity	231,327	203,367

Total Liabilities and Stockholders’ Equity	$2,706,252	$2,463,285

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(Dollars in thousands, except share data)
Interest and Dividend Income
Loans	$43,436	$42,091	$132,125	$116,897
Loans Held For Sale	502	108	1,408	273
Securities:
Taxable	4,805	6,589	17,837	16,581
Tax-exempt	676	629	2,153	2,131
Dividends	84	63	233	260
Federal Funds Sold	207	493	930	860

Total Interest and Dividend Income	49,710	49,973	154,686	137,002

Interest Expense
Deposits	23,975	27,426	79,255	73,037
Short-term Borrowings	1,974	1,840	6,664	4,880
Long-term Borrowings	697	502	2,025	1,276
Guaranteed Trust Preferred Securities	1,062	373	2,962	673

Total Interest Expense	27,708	30,141	90,906	79,866

Net Interest Income	22,002	19,832	63,780	57,136
Provision for Loan Loss	3,061	2,750	9,004	7,149

Net Interest Income After Provision for Loan Loss	18,941	17,082	54,776	49,987

Noninterest Income
Loan Fees	1,159	426	2,487	1,130
Mortgage Banking Revenue	2,078	576	5,155	1,340
Deposit Service Charges	728	603	2,012	1,618
Other Service Fees	140	110	384	312
Trust	—	224	—	548
Other Income (Loss)	277	158	325	634
Gain on Investment Securities, net	1,590	30	3,144	30

Total Noninterest Income	5,972	2,127	13,507	5,612

Noninterest Expense
Compensation and Employee Benefits	8,654	6,971	24,207	20,424
Equipment	798	736	2,237	2,102
Occupancy and Premises	1,300	1,019	3,761	3,073
Professional Services	597	296	1,449	1,491
Advertising / Marketing	228	239	684	771
Amortization of Intangibles	331	348	994	1,047
Telephone & Data Communications	382	279	983	743
Merger-Related Charges	477	—	477	—
Other Expense	1,614	1,384	4,507	3,939

Total Noninterest Expense	14,381	11,272	39,299	33,590

Income Before Income Taxes	10,532	7,937	28,984	22,009
Income Tax Expense	3,712	2,855	9,922	7,694

Net Income	$6,820	$5,082	$19,062	$14,315

Earnings Per Share
Basic	$0.38	$0.29	$1.08	$0.83
Diluted	0.37	0.29	1.06	0.82
Weighted Average Shares — Basic	17,876,203	17,504,602	17,709,627	17,323,928
Weighted Average Shares — Diluted	18,212,012	17,754,227	18,032,676	17,553,625

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock				Accumulated
					Other
		Par	Capital	Retained	Comprehensive
	Shares	Value	Surplus	Earnings	Income (Loss)	Total

			(Dollars in thousands, except share data)
Balance, December 31, 1999	17,074,991	$17,075	$134,681	$20,056	$(2,109)	$169,703

Comprehensive Income:
Net Income				14,315		14,315
Other Comprehensive Income:
Unrealized Securities Holding Gains Arising During the Year					2,448	2,448
Reclassification Adjustment for Gains Included in Net Income						—
Income Tax Effect					(932)	(932)

Total						15,831

Common Stock Issuance	359,850	360	6,302	(359)		6,303
Non-Cash Compensation			50			50
Exercise of Stock Options	69,759	70	851	(16)		905

Balance, September 30, 2000	17,504,600	$17,505	$141,884	$33,996	$(593)	$192,792

Balance, December 31, 2000	17,578,135	$17,578	$143,194	$40,353	$2,242	$203,367

Comprehensive Income:
Net Income				19,062		19,062
Other Comprehensive Income:
Unrealized Securities Holding Gains Arising During the Year					7,751	7,751
Reclassification Adjustment for Gains Included in Net Income					(3,144)	(3,144)
Income Tax Effect					(1,786)	(1,786)

Total						21,883

Common Stock Issuance	287,038	287	5,704			5,991
Payments to Dissenters and for Fractional Shares	(10,659)	(10)	(228)			(238)
Non-Cash Compensation			17			17
Exercise of Stock Options	22,238	22	285			307

Balance, September 30, 2001	17,876,752	$17,877	$148,972	$59,415	$5,063	$231,327

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,

	2001	2000

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$19,062	$14,315
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Loan Fee Amortization	(6,068)	(3,604)
Depreciation and Other Amortization	2,261	3,101
Non-Cash Compensation	17	50
Provision for Loan Loss	9,004	7,149
Originations of Loans Held for Sale	(170,757)	(79,113)
Purchases of Loans Held for Sale	(503,828)	(72,590)
Proceeds from Sale of Loans Held for Sale	672,692	150,936
Deferred Tax Expense (Benefit)	8,389	(2,616)
Loss (Gain) on Other Assets	504	(380)
Gain on Sale of Securities	(3,144)	(30)
Decrease (Increase) in Interest Receivable and Other Assets	3,057	(6,179)
Increase in Interest Payable and Other Liabilities	1,600	3,438

Net Cash Provided by Operating Activities	32,789	14,477

Cash Flows from Investing Activities:
Maturities of Securities Available for Sale	919,028	287,945
Maturities of Securities Held to Maturity	55,345	32,172
Purchase of Securities Available for Sale	(807,432)	(377,602)
Purchase of Securities Held to Maturity	(29,597)	(14,409)
Proceeds from Sales of Securities Available for Sale	68,803	347
Repayments of Mortgage Backed Securities Held to Maturity	4,733	3,784
Repayments of Mortgage Backed Securities Available for Sale	21,224	5,076
Net (Increase) Decrease in other equities (including FHLB stock)	(1,003)	1,150
Purchase of Mortgage Backed Securities Available for Sale	(127,624)	(28,507)
Purchase of Mortgage Backed Securities Held to Maturity	(1,676)	(7,715)
Net Increase in Limited Partnerships Investment	(180)	(400)
Net Increase in Loans	(348,242)	(309,425)
Proceeds from Sale of Foreclosed Properties	1,540	7,162
Proceeds from Sale of Assets	—	167
Capital Expenditures	(4,473)	(2,336)

Net Cash Used in Investing Activities	(249,554)	(402,591)

Cash Flows from Financing Activities:
Increase in Deposits	82,210	346,730
Proceeds from Long-term Borrowings	29,232	23,192
Proceeds from Issuance of Guaranteed Trust Preferred Securities	14,550	24,200
Proceeds from Issuance of Common Stock	5,991	6,303
Proceeds from Stock Options Exercised	307	172
Cash Paid to Dissenters and for Fractional Shares	(238)	—
Net Increase (Decrease) in Short-term Borrowings	83,435	(15,002)

Net Cash Provided by Financing Activities	215,487	385,595

Net Increase in Cash and Cash Equivalents	(1,278)	(2,519)
Cash and Cash Equivalents, Beginning of Period	52,683	31,688

Cash and Cash Equivalents, End of Period	$51,405	$29,169

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$93,514	$76,929
Income Taxes	3,308	6,853
Supplemental Disclosures of Noncash Activities:
Transfers of Loans to Foreclosed Properties & Other Assets	3,867	6,028

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2000 Annual Report on Form 10-K/A. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2001 and 2000. The results of operations for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of results to be expected for the entire year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in these factors can significantly affect CIB Marine’s net interest income and the value of its recorded assets and liabilities.

     Reclassifications have been made to certain amounts as of December 31, 2000, and for the three and nine-month periods ended September 30, 2000, to be consistent with classifications for 2001.

Note 2 — Earnings Per Share Computations

     The following provides a reconciliation of basic and diluted earnings per share.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Dollars in thousands, except share data)
Net Income	$6,820	$5,082	$19,062	$14,315

Weighted average shares outstanding:
Basic	17,876,203	17,504,602	17,709,627	17,323,928
Effect of dilutive stock options outstanding	335,809	249,625	323,049	229,697

Diluted	18,212,012	17,754,227	18,032,676	17,553,625

Earnings Per Share
Basic	$0.38	$0.29	$1.08	$0.83
Effect of dilutive stock options outstanding	(0.01)	—	(0.02)	(0.01)

Diluted	$0.37	$0.29	$1.06	$0.82

Note 3 — Business Combinations

     On March 6, 2001, CIB Marine and Citrus Financial Services Inc., a one-bank holding company headquartered in Vero Beach, Florida, announced that they had entered into a merger agreement. On September 17, 2001, the merger transaction was completed. Pursuant to the terms of the merger agreement, each share of Citrus was exchanged for .4634 shares of CIB Marine. CIB Marine issued 669,253 shares of its voting common stock to shareholders of Citrus and paid cash of $0.2 million to dissenters and for fractional shares. The merger was accounted for as a pooling-of-interests. All prior periods have been restated to include Citrus' financial information as if CIB Marine and Citrus had always been combined.

     In connection with this transaction, merger related charges of $0.5 million were incurred. These charges include legal and accounting fees, printing and proxy solicitation costs, contract cancellation costs and the abandonment of certain fixed assets. Substantially all of the charges had been settled in cash as of September 30, 2001.

Note 4 — Long-term Borrowings

The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings at September 30, 2001, and December 31, 2000.

	September 30, 2001		December 31, 2000
					Scheduled	Callable @
	Balance	Rate	Balance	Rate	Maturity	Par After

	(Dollars in thousands)
	$3,250	4.95%	$3,250	4.95%	1/16/08	1/16/01
	7,500	5.51	—	—	2/8/03	N/A
	3,500	5.12	—	—	5/1/04	N/A
	2,500	4.95	2,500	4.95	1/16/08	1/16/01
	7,500	5.45	—	—	1/16/03	1/16/01
	23,593	7.07	23,473	7.07	6/30/08	N/A
	2,000	4.95	2,000	4.95	1/16/08	1/16/01
	2,500	5.45	—	—	1/16/03	N/A
	2,000	5.09	2,000	5.09	2/20/08	2/20/01
	5,000	5.12	—	—	5/01/04	N/A
	79	5.76	117	5.76	4/26/03	N/A

	59,422	5.98%	33,340	6.45%

Fair Value Adjustment Related To Hedge	3,349		N/A

Total	$62,771		$33,340

     CIB Marine is required to maintain qualifying collateral as security for these borrowings. The debt to collateral ratio cannot exceed 60%. CIB Marine had eligible collateral of $121.6 million and $110.1 million at September 30, 2001, and December 31, 2000, respectively. As of September 30, 2001, this collateral consisted of securities with a fair market value of $68.1 million and 1-4 family residential mortgages not more than 90 days delinquent of $53.5 million.

Note 5 — Guaranteed Trust Preferred Securities

     In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities through a wholly-owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.2% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.6 million to reduce its debt with a non-affiliated commercial bank and for other corporate purposes.

Note 6 — Stock Option Activity

The following is a reconciliation of stock option activity for the nine months ended September 30, 2001.

			Weighted
	Number of	Range of Option	Average
	Shares	Prices Per Share	Exercise Price

Shares under option December 31, 2000	1,419,343	$4.95 - $19.11	$14.16
Granted	13,233	20.13 - 22.07	21.15
Lapsed or surrendered	(54,675)	13.07 - 18.40	15.07
Exercised	(22,238)	13.07 - 16.23	13.71

Shares under option September 30, 2001	1,355,663	$4.95 - 22.07	$14.20

Shares exercisable at September 30, 2001	729,234	$4.95 - $18.40	$12.26

Note 7 — Derivative and Hedging Activities

     Effective January 1, 2001, CIB Marine adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which establishes new rules for the recognition and measurement of derivatives and hedging activities. Reference should be made to the quarterly financial statements for the period ended March 31, 2001, for CIB Marine’s accounting policies for derivatives and hedging activities.

     CIB Marine had three interest rate swaps outstanding as of September 30, 2001, which are being utilized to hedge the fair value of financial instruments in the balance sheet. The financial instruments being hedged include two $10.0 million negotiable certificates of deposit and a $25.0 million FHLB Advance. Each hedge is matched with the financial instrument as to final maturity, interest payment dates and call features. The interest rate swaps are floating pay-fixed receive instruments and, as such, effectively convert the fixed rate payments on the financial instruments to a floating rate and hedge their fair value from changes in interest rates. These swaps are accounted for as fair value hedges under SFAS 133. Market value changes during the period are reflected in the income statement.

     CIB Marine’s mortgage banking activities include the issuance of commitments to extend mortgage loans to be held for sale with interest rate locks and the utilization of conditional forward contracts to hedge the changes in cash flow of forecasted sales of residential mortgage loans attributable to changes in market interest rates. CIB Marine does not formally designate a hedging relationship under SFAS 133 for the use of these loan commitments and forward contracts in its mortgage banking activities. CIB Marine is in a short position with conditional forward contracts whereby CIB Marine agrees to sell a residential mortgage loan at a pre-established price at some future date. This type of hedge is used to hedge the exposure of changes in the prices of residential mortgage loans from the time CIB Marine issues a loan commitment to the time the loan sale actually occurs. Residential mortgage loans held for sale are primarily those originated or purchased by CIB Marine in its mortgage banking activities. The notional amount of forward contracts outstanding varies and is a function of the current loans held for sale and commitments to extend mortgage loans to be held for sale. At September 30, 2001, CIB Marine had $189.5 million in forward sale agreements outstanding with a fair market value of approximately $(2.4) million, and $189.5 million outstanding in commitments to extend credit with interest rate locks, with a fair market value of approximately $2.5 million.

     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent compensation in addition to interest. The contingent compensation is typically based upon, or determined by, the financial performance of the borrower. At September 30, 2001, CIB Marine determined these agreements not to have any fair value.

Note 8 — Goodwill and Other Intangible Assets

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001, are grandfathered effective January 1, 2002. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Intangible assets with defined lives will continue to be amortized. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. CIB Marine will adopt SFAS 142 on January 1, 2002.

     As of January 1, 2002, CIB Marine estimates it will have $9.6 million in goodwill, net of amortization. The amount of annual amortization, which will cease with the adoption of SFAS 142 on January 1, 2002, is approximately $0.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following section is a discussion and analysis of CIB Marine’s consolidated financial condition as of September 30, 2001, and its results of operations for the three and nine-month periods then ended. References in the discussion below to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this report as well as CIB Marine’s Annual Report on Form 10-K/A for fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission.

     On March 6, 2001, CIB Marine and Citrus Financial Services Inc., a one-bank holding company headquartered in Vero Beach, Florida, announced that they had entered into a merger agreement. On September 17, 2001, the merger transaction was completed. Pursuant to the terms of the merger agreement, each share of Citrus was exchanged for .4634 shares of CIB Marine. CIB Marine issued 669,253 shares of its voting common stock to shareholders of Citrus and paid cash of $0.2 million to dissenters and for fractional shares. The merger was accounted for as a pooling-of-interests. All prior periods have been restated to include Citrus' financial information as if CIB Marine and Citrus had always been combined.

FORWARD-LOOKING STATEMENTS

     CIB Marine has made statements in this report and documents that are incorporated by reference that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “will be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.

     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect CIB Marine’s operations, performance, development and business results include the following:

•	adverse changes in business conditions in the banking industry generally and in the markets in which CIB Marine’s subsidiary banks operate;

•	changes in the legislative and regulatory environment that result in increased competition or operating expenses;

•	changes in interest rates and changes in monetary and fiscal policies which could negatively affect net interest margins, asset valuations and expense expectations;

•	increased competition from other financial and non-financial institutions;

•	CIB Marine’s ability to generate or obtain the funds necessary to achieve its future growth objectives;

•	CIB Marine’s ability to manage its future growth;

•	CIB Marine’s ability to identify attractive acquisition and growth opportunities;

•	CIB Marine’s ability to attract and retain key personnel;

•	adverse changes in CIB Marine’s loan and investment portfolios;

•	changes in the financial condition or operating results of one or more borrowers or related groups of borrowers or borrowers within a single industry or small geographic region where CIB Marine has a concentration of credit extended to those borrowers or related groups or to borrowers within that single industry or small geographic region;

•	the competitive impact of technological advances in the banking business; and

•	other risks set forth from time-to-time in CIB Marine’s filings with the Securities and Exchange Commission.

     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

     CIB Marine had net income of $6.8 million for the third quarter of 2001, as compared to $5.1 million for the third quarter of 2000, an increase of 34.3%. Net income for the third quarter of 2001 includes a $1.0 million gain, net of taxes, on the sales of securities, and $0.4 million in merger-related charges, net of taxes, related to the Citrus transaction. Total earning assets were $2.6 billion at September 30, 2001, representing a 10.7% increase from total earning assets of $2.4 billion at December 31, 2000, and a 17.2% increase from $2.2 billion at September 30, 2000.

     Diluted earnings per share were $0.37 and $0.29 for the three-month periods ended September 30, 2001 and 2000, respectively. The return on average assets for the three-month period ended September 30, 2001, was 1.03%, as compared to 0.88% for the same period in 2000. The return on average equity for the three-month period ended September 30, 2001, was 11.85%, as compared to 11.19% for the same period in 2000.

     CIB Marine had net income of $19.1 million for the nine-month period ended September 30, 2001, as compared to $14.3 million for the nine-month period ended September 30, 2000, an increase of 33.2%. Net income for the first nine months of 2001 includes a $2.0 million gain on the sales of securities and $0.4 million in merger-related charges, each net of taxes.

     Diluted earnings per share were $1.06 and $0.82 for the nine-month periods ended September 30, 2001 and 2000, respectively. The return on average assets for the nine-month period ended September 30, 2001, was 0.98%, as compared to 0.89% for the same period in 2000. The return on average equity for the nine-month period ended September 30, 2001, was 11.71%, as compared to 10.56% for the same period in 2000.

     The following table provides an overview of CIB Marine’s recent growth. The table indicates the percentage increase in the average balance sheet or income statement items represented from the three and nine-month periods ended September 30, 2000, to the comparable periods ended September 30, 2001.

	Quarter Ended	Nine Months Ended
	September 30, 2001	September 30, 2001
	vs. September 30, 2000	vs. September 30, 2000

Selected Average Balance Sheet Items:
Gross loans, including held for sale	25.31%	25.18%
Total interest-earning assets	15.91	21.93
Total assets	15.05	21.05
Total deposits	7.26	14.02
Total interest-bearing liabilities	15.30	21.97

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001	September 30, 2001	September 30, 2001
	vs. September 30, 2000	vs. September 30, 2000	vs. September 30, 2000	vs. September 30, 2000
	(Including Securities Gains	(Excluding Securities Gains	(Including Securities Gains	(Excluding Securities Gains
	and Merger-Related Charges)	and Merger-Related Charges)	and Merger-Related Charges)	and Merger-Related Charges)

Selected Income Statement Items:
Net interest income after provision for loan loss (TE)	10.88%	10.88%	9.44%	9.44%
Noninterest income	180.79	108.93	140.70	85.66
Noninterest expense	27.58	23.35	17.00	15.58
Net income	34.20	22.90	33.16	22.15
Diluted earnings per share	30.83	19.81	29.62	18.90

(TE) Tax-equivalent basis at 35%.

     CIB Marine’s growth has been largely attributable to the implementation of its business strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel and expanding in both new and existing markets. During 2000, CIB Marine established four new branch facilities. During the first nine months of 2001, CIBMarine established one new branch facility and acquired Citrus. To facilitate its growth, CIB Marine raised $7.5 million in 2000 and $5.9 million in the first nine months of 2001 through the sale of its common stock in private placement offerings, and $25.0 million in 2000 and $15.0 million in the first nine months of 2001 through the issuance of guaranteed trust preferred securities. The guaranteed trust preferred securities qualify as Tier 1 capital for regulatory purposes, but are accounted for as debt for financial reporting purposes. CIB Marine had 46 banking facilities and 731 full-time equivalent employees on September 30, 2001, as compared to 46 banking facilities and 637 full-time equivalent employees at September 30, 2000.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

CIB MARINE BANCSHARES, INC.
Selected Consolidated Financial Data

	At or for the Quarter Ended		At or for the Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

		(Dollars in thousands, except share data)
Selected Statement of Income Data
Interest and Dividend Income
Loans	$43,436	$42,091	$132,125	$116,897
Loans Held For Sale	502	108	1,408	273
Securities:
Taxable	4,805	6,589	17,837	16,581
Tax-exempt	676	629	2,153	2,131
Dividends	84	63	233	260
Federal Funds Sold	207	493	930	860

Total Interest and Dividend Income	49,710	49,973	154,686	137,002

Interest Expense
Deposits	23,975	27,426	79,255	73,037
Short-term Borrowings	1,974	1,840	6,664	4,880
Long-term Borrowings	697	502	2,025	1,276
Guaranteed Trust Preferred Securities	1,062	373	2,962	673

Total Interest Expense	27,708	30,141	90,906	79,866

Net Interest Income	22,002	19,832	63,780	57,136
Provision for Loan Loss	3,061	2,750	9,004	7,149

Net interest income after provision for loan loss	18,941	17,082	54,776	49,987

Noninterest Income
Loan and Retail Banking Fees	2,027	1,363	4,883	3,608
Mortgage Banking Revenue	2,078	576	5,155	1,340
Other Income (Loss)	277	158	325	634
Securities Gains, net	1,590	30	3,144	30

Total Noninterest Income	5,972	2,127	13,507	5,612

Noninterest Expense:
Compensation and Employee Benefits	8,654	6,971	24,207	20,424
Equipment	798	736	2,237	2,102
Occupancy and Premises	1,300	1,019	3,761	3,073
Professional Services	597	296	1,449	1,491
Advertising / Marketing	228	239	684	771
Amortization of Intangibles	331	348	994	1,047
Telephone & Data Communications	382	279	983	743
Merger-Related Charges	477	—	477	—
Other Expense	1,614	1,384	4,507	3,939

Total Noninterest Expense	14,381	11,272	39,299	33,590

Income Before Income Tax	10,532	7,937	28,984	22,009
Income Tax Expense	3,712	2,855	9,922	7,694

Net income	$6,820	$5,082	$19,062	$14,315

Per Share Data
Basic earnings	$0.38	$0.29	$1.08	$0.83
Diluted earnings	0.37	0.29	1.06	0.82
Dividends	—	—	—	—
Book value (at end of period)	12.94	11.01	12.94	11.01

Selected Financial Condition Data
Securities	$410,068	$470,611	$410,068	$470,611
Loans, including held for sale	2,198,077	1,766,453	2,198,077	1,766,453
Total assets	2,706,252	2,319,776	2,706,252	2,319,776
Deposits	2,123,802	1,954,460	2,123,802	1,954,460
Borrowings, including guaranteed trust preferred securities	332,566	156,531	332,566	156,531
Stockholders’ equity	231,327	192,793	231,327	192,793

CIB MARINE BANCSHARES, INC.

Selected Consolidated Financial Data

	At or for the Quarter Ended		At or for the Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

	(Dollars in thousands, except share data)
Selected Financial Ratios and Other Data
Performance Ratios:
Net interest margin (1)	3.48%	3.65%	3.45%	3.78%
Net interest spread (2)	2.89	2.94	2.82	3.10
Noninterest income to average assets (3)	0.66	0.37	0.53	0.35
Noninterest expense to average assets	2.17	1.96	2.03	2.09
Net overhead ratio (4)	1.27	1.59	1.33	1.74
Efficiency ratio (5)	53.66	50.48	52.18	52.52
Return on average assets (6)	1.03	0.88	0.98	0.89
Return on average equity (7)	11.85	11.19	11.71	10.56
Asset Quality Ratios:
Nonaccrual loans to loans, including held for sale	1.63%	0.39%	1.63%	0.39%
Allowance for loan loss to loans, including held for sale	1.41	1.26	1.41	1.26
Allowance for loan loss to nonperforming assets	58.86	253.28	58.86	253.28
Net charge-offs to average loans including held for sale	0.10	0.15	0.13	0.09
Nonperforming assets to total assets (8)	1.95	0.38	1.95	0.38
Nonaccrual loans and 90+ days past due loans to loans, including held for sale	1.73	0.75	1.73	0.75
Nonaccrual loans and 90 + days past due loans to total assets	1.40	0.57	1.40	0.57
Nonperforming assets and 90+ days past due to total assets	2.03	0.65	2.03	0.65
Allowance as a percent of nonperforming and 90 + days past due loans	56.56	147.00	56.56	147.00
Balance Sheet Ratios:
Average loans to average deposits	103.70%	88.76%	98.38%	89.62%
Average interest-earning assets to average interest-bearing liabilities	113.64	113.04	113.00	113.04
Capital Ratios:
Total equity to total assets	8.55%	8.31%	8.55%	8.31%
Total risk-based capital ratio	11.27	10.94	11.27	10.94
Tier 1 risk-based capital ratio	10.04	9.87	10.04	9.87
Leverage capital ratio	9.73	9.04	9.73	9.04
Other Data:
Number of employees (full-time equivalent)	731	637	731	637
Number of banking facilities	46	46	46	46
Shares outstanding at the end of period	17,876,752	17,504,604	17,876,752	17,504,604
Weighted average shares outstanding — basic	17,876,203	17,504,602	17,709,627	17,323,928
Weighted average shares outstanding — diluted	18,212,012	17,754,227	18,032,676	17,553,625

(1)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

(2)	Net Interest spread is the yield on average interest-earning assets less rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The net overhead ratio is noninterest expense minus noninterest income divided by average total assets.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income (on a tax equivalent basis of 35%) plus noninterest income excluding gains and losses on securities.

(6)	Return on average assets is net income divided by average total assets.

(7)	Return on average equity is net income divided by average common equity.

(8)	Nonperforming assets include nonaccrual loans, restructured loans and foreclosed properties.

Net Interest Income

     The following table sets forth information regarding average balances, interest income and interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholder’s equity categories as applicable. The table expresses interest income on a tax equivalent (TE) basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax equivalent adjustment was based on CIB Marine’s effective federal income tax rate of 35%.

	Quarter Ended September 30,

	2001			2000

	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost

	(Dollars in thousands)
Assets
Interest-earning Assets (TE):
Securities:
Taxable	$330,673	$4,889	5.87%	$415,802	$6,652	6.36%
Tax-exempt	58,590	1,041	7.05	49,479	968	7.78

Total Securities	389,263	5,930	6.04	465,281	7,620	6.52

Loans (1) (2):
Commercial and agricultural	2,047,777	41,989	8.14	1,616,142	40,083	9.87
Real estate	58,929	1,205	8.11	69,810	1,590	9.06
Installment and other consumer	14,911	292	7.77	21,184	454	8.53

Total loans	2,121,617	43,486	8.13	1,707,136	42,127	9.82
Federal funds sold	22,699	207	3.62	28,913	493	6.78
Loans held for sale	23,036	502	8.65	4,340	108	9.90

Total interest-earning assets (TE)	2,556,615	$50,125	7.78%	2,205,670	$50,348	9.09%

Noninterest-earning Assets:
Cash and due from banks	26,911			20,042
Premises and equipment	26,044			21,494
Allowance for loan loss	(29,993)			(21,024)
Accrued interest receivable and other assets	49,434			58,883

Total noninterest-earning assets	72,396			79,395

Total Assets	$2,629,011			$2,285,065

Liabilities and Stockholders’ Equity Interest-bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$54,083	$271	1.99%	$47,982	$309	2.56%
Money market	265,831	2,186	3.26	185,775	2,674	5.73
Other savings deposits	46,299	299	2.56	43,543	347	3.17
Time deposits	1,569,695	21,219	5.36	1,523,077	24,096	6.29

Total interest-bearing deposits	1,935,908	23,975	4.91	1,800,377	27,426	6.06

Borrowings — short-term	212,695	1,974	3.68	103,625	1,840	7.06
Borrowings — long-term	61,175	697	4.54	33,339	502	5.99
Guaranteed trust preferred securities	40,000	1,062	10.53	13,913	373	10.67

Total borrowed funds	313,870	3,733	4.72	150,877	2,715	7.16
Total interest-bearing liabilities	2,249,778	$27,708	4.89%	1,951,254	$30,140	6.15%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	132,254			127,758
Accrued Interest and other liabilities	18,706			25,386

Total noninterest-bearing liabilities	150,960			153,144

Stockholders’ Equity	228,273			180,667

Total Liabilities and Stockholders’ Equity	$2,629,011			$2,285,065

Net Interest Income (TE) and Interest rate spread (3)		$22,417	2.89%		$20,207	2.94%

Net Interest Margin (TE) (4)			3.48%			3.65%

(TE) —	Tax equivalent basis of 35%

(1)	Loan balance totals include non-accrual loans.

(2)	Interest earned on loans include amortized loan fees of $2.5 million and $1.0 million for the quarters ended September 30, 2001 and 2000, respectively.

(3)	Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(4)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

	Nine Months Ended September 30,

	2001			2000

	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost

	(Dollars in thousands)
Assets
Interest-earning Assets (TE):
Securities:
Taxable	$395,949	$18,070	6.10%	$363,585	$16,841	6.19%
Tax-exempt	59,409	3,313	7.46	56,905	3,278	7.69

Total Securities	455,358	21,383	6.28	420,490	20,119	6.39

Loans (1) (2):
Commercial and agricultural	1,938,222	127,491	8.79	1,546,805	111,959	9.67
Real estate	59,406	3,722	8.38	52,983	3,524	8.88
Installment and other consumer	16,591	1,040	8.38	22,839	1,510	8.83

Total loans	2,014,219	132,253	8.77	1,622,627	116,993	9.63
Federal funds sold	25,823	930	4.82	17,513	860	6.56
Loans held for sale	21,667	1,408	8.69	3,792	273	9.62

Total interest-earning assets (TE)	2,517,067	$155,974	8.28%	2,064,422	$138,245	8.95%

Noninterest-earning Assets:
Cash and due from banks	25,077			19,542
Premises and equipment	25,339			22,007
Allowance for loan loss	(27,666)			(19,564)
Accrued interest receivable and other assets	53,370			55,770

Total noninterest-earning assets	76,120			77,755

Total Assets	$2,593,187			$2,142,177

Liabilities and Stockholders’ Equity Interest-bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$53,170	$871	2.19%	$49,444	$938	2.53%
Money market	239,053	7,182	4.02	180,085	7,279	5.40
Other savings deposits	44,731	777	2.32	44,958	1,063	3.16
Time deposits	1,603,336	70,425	5.87	1,419,672	63,757	6.00

Total interest-bearing deposits	1,940,290	79,255	5.46	1,694,159	73,037	5.76

Borrowings — short-term	194,550	6,664	4.58	95,090	4,880	6.86
Borrowings — long-term	55,453	2,025	4.88	28,643	1,276	5.95
Guaranteed trust preferred securities	37,143	2,962	10.66	8,321	673	10.80

Total borrowed funds	287,146	11,651	5.42	132,054	6,829	6.91
Total interest-bearing liabilities	2,227,436	$90,906	5.46%	1,826,213	$79,866	5.84%

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	129,076			120,686
Accrued Interest and other liabilities	18,919			14,165

Total noninterest-bearing liabilities	147,995			134,851

Stockholders’ Equity	217,756			181,113

Total Liabilities and Stockholders’ Equity	$2,593,187			$2,142,177

Net Interest Income (TE) and Interest rate spread (3)		$65,068	2.82%		$58,379	3.10%

Net Interest Margin (TE) (4)			3.45%			3.78%

(TE) —	Tax equivalent basis of 35%

(1)	Loan balance totals include non-accrual loans.

(2)	Interest earned on loans include amortized loan fees of $6.1 million and $3.6 million for the nine months ended September 30, 2001 and 2000, respectively.

(3)	Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(4)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

     Net interest income on a tax-equivalent basis was $22.4 million for the quarter ended September 30, 2001, and $64.9 million for the nine-month period ended September 30, 2001, increases of 10.8% and 11.2% from the same periods in 2000, respectively. The increase in both the third quarter of 2001 and the nine-month period of 2001 was primarily volume related as CIB Marine’s average interest-earning assets grew by $350.9 million, or 15.9%, and $452.6 million, or 21.9%, respectively. The principal source of this growth occurred in CIB Marine’s commercial business and commercial real estate loans. Asset growth was primarily funded by increases in deposit liabilities, FHLB borrowings, guaranteed trust preferred securities, fed funds and other borrowings. The increase in net interest income was partially offset by decreases in the net interest margin. These changes are discussed in the following paragraphs.

     CIB Marine’s interest rate spread declined five basis points from 2.94% for the quarter ended September 30, 2000, to 2.89% for the quarter ended September 30, 2001, while the net interest margin declined 17 basis points from 3.65% for the quarter ended September 30, 2000, to 3.48% for the quarter ended September 30, 2001. CIB Marine’s interest rate spread declined 28 basis points from 3.10% for the nine months ended September 30, 2000, to 2.82% for the nine months ended September 30, 2001, while the net interest margin declined 33 basis points from 3.78% for the nine-month period ended September 30, 2000, to 3.45% for the nine-month period ended September 30, 2001. The decrease in the interest rate spread and net interest margin between these quarterly and nine-month periods was due in part to a lower interest rate environment that generally began during the latter part of the first quarter of 2001. Furthermore, a leveraging strategy intended to increase the return on stockholder’s equity through the issuance of guaranteed trust preferred securities also contributed to the decrease in the interest margin. CIB Marine issued $40.0 million of these securities between March 2000 and February 2001 with average rates of 10.52%. See “Guaranteed Trust Preferred Securities” for additional information. The return on average equity increased from 11.19% for the third quarter of 2000 to 11.85% for the third quarter of 2001, and from 10.56% during the nine-month period ended September 30, 2000, to 11.71% during the nine-month period ended September 30, 2001.

     Market interest rates have continued to decline rapidly in 2001, particularly on the short end of the yield curve causing the yield curve to sharpen. Although the decline in interest rates is expected to result in an increase in CIB Marine’s net interest margin over the next year, the short-term effect has been a reduction in the net interest margin. This is largely due to the level of CIB Marine’s variable rate commercial loans, which reprice more frequently than its interest-bearing liabilities. Furthermore, a general deterioration of spread between certificate of deposit rates and other interest rates (i.e., interest rates for equivalent terms for U.S. Treasury securities and U.S. Dollar LIBOR Swap Rates) has contributed to the overall decline in net interest margin.

     The following table presents an analysis of changes, on a tax-equivalent basis, in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

	Quarter Ended September 30, 2001 Compared to
		Quarter Ended September 30, 2000 (1)

	Volume	Rate	Total	% Change

		(Dollars in thousands)

Interest Income (TE)
Securities — taxable	$(1,274)	$(489)	$(1,763)	(26.50)%
Securities — tax-exempt	170	(97)	73	7.54

Total Securities	(1,104)	(586)	(1,690)	(22.18)
Commercial and agricultural	9,664	(7,757)	1,906	4.76
Real estate	(230)	(155)	(385)	(24.21)
Installment and other consumer	(125)	(37)	(162)	(35.68)

Total Loans (including fees)	9,309	(7,949)	1,359	3.23
Federal funds sold	(90)	(196)	(286)	(58.01)
Loans held for sale	410	(16)	394	364.81

Total Interest Income (TE)	8,525	(8,747)	(248)	(0.49)

Interest Expense
Interest-bearing demand deposits	36	(74)	(38)	(12.30)
Money market	911	(1,399)	(488)	(18.25)
Other savings deposits	21	(69)	(48)	(13.83)
Time deposits	732	(3,609)	(2,877)	(11.94)

Total Deposits	1,700	(5,151)	(3,451)	(12.58)
Borrowings — short term	1,306	(1,172)	134	7.28
Borrowings — long term	342	(147)	195	38.84
Guaranteed trust preferred securities	694	(5)	689	184.72

Total Borrowed Funds	2,342	(1,324)	1,018	37.50

Total Interest Expense	4,042	(6,475)	(2,433)	(8.07)

Net Interest Income (TE)	$4,483	$(2,272)	$2,210	10.94%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended September 30, 2001 Compared to
	Nine Months Ended September 30, 2000 (1)

	Volume	Rate	Total	% Change

		(Dollars in thousands)

Interest Income (TE)
Securities — taxable	$1,467	$(238)	1,229	7.30%
Securities — tax-exempt	140	(105)	35	1.07

Total Securities	1,607	(343)	1,264	6.28
Commercial and agricultural	26,345	(10,812)	15,532	13.87
Real estate	408	(210)	198	5.62
Installment and other consumer	(396)	(74)	(470)	(31.13)

Total Loans (including fees)	26,357	(11,096)	15,260	13.04
Federal funds sold	337	(267)	70	8.14
Loans held for sale	1,163	(28)	1,135	415.75

Total Interest Income (TE)	29,464	(11,734)	17,729	12.82

Interest Expense
Interest-bearing demand deposits	66	(133)	(67)	(7.14)
Money market	2,035	(2,132)	(97)	(1.33)
Other savings deposits	(5)	(281)	(286)	(26.90)
Time deposits	8,041	(1,373)	6,668	10.46

Total Deposits	10,137	(3,919)	6,218	8.51
Borrowings — short term	3,811	(2,027)	1,784	36.56
Borrowings — long term	1,012	(263)	749	58.70
Guaranteed trust preferred securities	2,298	(9)	2,289	340.12

Total Borrowed Funds	7,121	(2,299)	4,822	70.61

Total Interest Expense	17,258	(6,218)	11,040	13.82

Net Interest Income (TE)	$12,206	$(5,516)	$6,689	11.46%

(TE)	Tax equivalent basis of 35%.
(1)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Provision for Loan Loss and Allowance for Loan Loss

     The provision for loan loss represents charges made to earnings in order to maintain an allowance for loan loss. CIB Marine maintains an allowance for loan loss to absorb estimated probable losses inherent in the loan and lease portfolio. The provision for loan loss was $3.1 million for the third quarter of 2001 as compared to $2.8 million for the third quarter of 2000. The provision for loan loss for the nine-month period ended September 30, 2001, was $9.0 million, as compared to $7.1 million for the same period in 2000. A significant portion of the increase in the provision for both the three and nine-month periods ended September 30, 2001, as compared to the same periods in 2000, was the result of the growth of CIB Marine’s loan portfolio. Average loans outstanding increased $433.2 million, or 25.3%, from the third quarter of 2000 to the third quarter of 2001, and by $409.5 million, or 25.2%, from the nine-month period ended September 30, 2000, to the same period in 2001. Also contributing to the increase in the provision for loan loss and the level of the allowance for loan loss was the increase in nonperforming loans and loans 90 days or more past due and still accruing. At September 30, 2001, the allowance for loan loss was $31.0 million, or 1.41% of total loans outstanding, as compared to $24.0 million and 1.30%, respectively, at December 31, 2000. The allowance is increased by the amount of the provision for loan loss and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the third quarter of 2001 and 2000 were $0.6 million and $0.8 million, respectively, while recoveries were $0.04 million and $0.1 million, respectively. Total charge-offs for the nine-month periods ended September 30, 2001 and 2000, were $2.3 million and $1.3 million, respectively, while recoveries were $0.3 million and $0.2 million, respectively.

     The following table summarizes changes in the allowance for loan loss for the three and nine-month periods ended September 30, 2001 and 2000.

	Quarter Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

	(Dollars in thousands)
Balance at Beginning of Period	$28,509	$20,108	$23,988	$16,214
Loans Charged-Off:
Commercial and Agricultural	(225)	(593)	(1,338)	(803)
Real estate
1-4 family	(12)	—	(22)	(19)
Commercial	(171)	(5)	(615)	(217)
Construction	(100)	—	(100)	—
Consumer	(75)	(163)	(163)	(226)
Credit card	(10)	(10)	(18)	(59)
Other	—	—	—	—

Total Charged-Off	(593)	(771)	(2,256)	(1,324)

Recoveries of Loans Charged-Off:
Commercial and Agricultural	9	21	180	27
Real estate
1-4 family	—	—	16	20
Commercial	6	—	37	—
Construction	—	—	—	—
Consumer	20	91	42	112
Credit card	1	11	2	12
Other	—	—	—	—

Total Recoveries	36	123	277	171

Net Loans Charged-Off	(557)	(648)	(1,979)	(1,153)
Allowance acquired	—	—	—	—
Provision for loan loss	3,061	2,750	9,004	7,149

Balance at End of Period	$31,013	$22,210	$31,013	$22,210

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing

     The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan documentation. A loan is classified as restructured when the interest rate is reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days past due or more and still accruing, and related asset quality ratios as of the dates indicated.

		At or for the Quarter Ended

	September 30, 2001	December 31, 2000	September 30, 2000

		(Dollars in thousands)
Nonperforming Assets

Nonaccrual Loans
Commercial and Agricultural	$19,003	$2,391	$1,928
Real estate
1-4 family	1,052	586	519
Commercial	15,686	12,682	2,568
Construction	—	—	1,788
Consumer	99	93	97
Credit card	—	—	—
Other	—	—	—

Total nonaccrual loans	35,840	15,752	6,900

Foreclosed property	3,680	1,626	188
Restructured loans (1)	13,171	1,505	1,681

Total nonperforming assets	$52,691	$18,883	$8,769

Loans 90 Days or More Past Due and Still Accruing
Commercial and Agricultural	$828	$235	$3,215
Real estate
1-4 family	4	797	380
Commercial	1,095	20	379
Construction	152	—	192
Consumer	28	2	31
Credit card	30	41	3
Other	—	—	2,140

Total Loans 90 Days or More Past Due and Still Accruing	$2,137	$1,095	$6,340

Allowance for loan loss	$31,013	$23,988	$22,210
Loans at end of period, including held for sale	2,198,077	1,847,431	1,766,453
Average loans, including held for sale	2,144,653	1,796,836	1,711,476

Ratios
Ratio of allowance to loans	1.41%	1.30%	1.26%
Ratio of net loans charged-off to average loans, including held for sale	0.10	0.12	0.15
Ratio of recoveries to loans charged-off	6.07	12.33	15.95
Nonaccrual loans as a percent of loans, including held for sale	1.63	0.85	0.39
Nonperforming assets as a percent of total assets	1.95	0.77	0.38
Foreclosed properties as a percent of loans	0.17	0.09	0.01
Allowance as a percent of nonaccrual loans	86.53	152.29	321.88
Allowance as a percent of nonperforming assets	58.86	127.03	253.28
Nonaccrual loans and 90+ days past due loans as a percent of loans	1.73	0.91	0.75
Nonaccrual loans and 90+ days past due loans as a percent of total assets	1.40	0.68	0.57
Nonperforming assets and 90+ days past due loans as a percent of total assets	2.03	0.81	0.65
Allowance as a percent of nonperforming assets and 90+ days past due loans	56.56	120.07	147.00

(1)	Nonaccrual loans included $857, $876 and $0 of restructured loans at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

     Total nonaccrual loans were $35.8 million at September 30, 2001, $15.8 million at December 31, 2000, and $6.9 million at September 30, 2000. The ratio of nonaccrual loans to total loans was 1.63%, 0.85% and 0.39% at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

     At September 30, 2001, $31.1 million, or 86.9%, of nonaccrual loans consisted of the following four lending relationships:

(1)	Commercial and real estate loans to a borrower and its related interests with an aggregate outstanding balance of $17.1 million as of September 30, 2001. These loans were placed on nonaccrual in the third quarter of 2001. In addition, a $2.1 million real estate loan to another related interest of this borrower was transferred to foreclosed properties in September 2001. Refer to “Credit Concentrations” for additional discussion regarding this lending relationship in which this customer is referred to as the “Borrower”.

(2)	Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $8.7 million as of September 30, 2001, secured by two assisted living facilities which are under construction. Of this total, $3.8 million was transferred to nonaccrual in December 2000, and $4.9 million was transferred to nonaccrual in June 2001.

(3)	A commercial real estate loan with an outstanding balance of $2.7 million as of September 30, 2001, secured by a commercial development that was transferred to nonaccrual during the fourth quarter of 2000.

(4)	A commercial real estate loan with an outstanding balance of $2.6 million as of September 30, 2001, secured by a hotel that was transferred to nonaccrual during the first quarter of 2001.

     While the loans to these borrowers are secured by various collateral, CIB Marine cannot provide assurances that the values will be maintained or that there will not be losses with respect to any of these relationships.

     Foreclosed properties were $3.7 million at September 30, 2001, and consisted of two commercial properties and one real estate development obtained from borrowers that were in default of their obligations to CIB Marine.

     Restructured loans were $13.2 million at September 30, 2001. Of this total, $12.5 million was restructured in September 2001, as a result of the borrowers inability to make timely payments and the extension of payment due dates. CIB Marine believes that the value of the collateral securing these obligations approximate the amounts owed. However, CIB Marine cannot provide assurances that the values will be maintained or that there will not be future losses with respect to any of these relationships.

     A loan is treated as impaired when it is probable, based upon current information and events, that CIB Marine will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is recognized by creating an allowance for loan loss with a charge to the provision for loan loss for the difference between its carrying value and its fair value. Changes in the net carrying amount of the loan from one reporting period to the next are accounted for as an adjustment to the provision for loan loss. Impaired loans do not include nonperforming homogenous loans such as 1-4 family real estate loans and consumer loans. Impaired loans were $25.2 million and $2.2 million at September 30, 2001 and 2000, respectively. Approximately 92.5% of the impaired loan balance at September 30, 2001, and 40.4% of the impaired loan balance at September 30, 2000, was comprised of loans that are also included in nonaccrual loans.

     Loans 90 days or more past due and still accruing are loans which are delinquent with respect to the payment of principal and/or interest but which are in the process of collection and which management believes are adequately collateralized and that all contractual principal and interest amounts due will be collected in full. CIB Marine had $2.1 million in loans that were 90 days or more past due and still accruing at September 30, 2001, $1.1 million at December 31, 2000, and $6.3 million at September 30, 2000. Accrued interest on these loans was $0.1 million as of September 30, 2001, $0.04 million as of December 31, 2000, and $0.1 million as of September 30, 2000. The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.03% at September 30, 2001, 0.81% at December 31, 2000, and 0.65% at September 30, 2000.

Noninterest Income

     Total noninterest income increased $3.9 million, or 180.8%, to $6.0 million in the third quarter of 2001 from $2.1 million in the third quarter 2000. For the nine-month period ended September 30, 2001, noninterest income was $13.5 million, which represented a 140.7% increase as compared to the nine-month period ended September 30, 2000. The following paragraphs discuss the principal components of noninterest income and the primary reasons for their changes from the third quarter and nine-month periods ended September 30, 2000 to 2001.

     Loan fees were $1.2 million in the third quarter of 2001, as compared to $0.4 million in the third quarter of 2000, an increase of 171.9%. The increase in loan fees was due primarily to the receipt of prepayment fees and late charges. Mortgage banking revenue, including gain on sale of loans, was $2.1 million for the quarter compared to $0.6 million in the third quarter of 2000, an increase of 261.1%. The increase in mortgage banking revenue was due primarily to an increase in residential mortgage lending volume, resulting from a declining interest rate environment.

     Deposit service charges and other service fees were $0.9 million in the third quarter of 2001, as compared to $0.7 million in the third quarter of 2000, an increase of 21.8%. This increase can be attributed primarily to a 26.6% growth in the number of deposit accounts serviced by CIB Marine since September 30, 2000, and an increase in charges on commercial demand deposit accounts.

     As a result of the sale of the trust company in the fourth quarter of 2000, CIB Marine had no trust income during 2001. Trust income for the third quarter of 2000 was $0.2 million. In conjunction with the sale, CIB Marine receives a commission on both new and existing trust accounts referred to and accepted by the purchaser. During the third quarter of 2001, CIB Marine received approximately $5,000 in commissions, which is included in other income.

     Other noninterest income was $0.3 million in the third quarter of 2001, as compared to $0.2 million in 2000, an increase of 74.5%. The increase in other noninterest income was due primarily to $0.1 million in net income from MICR, Inc. operations, which was acquired in October 2000.

     Securities gains were $1.6 million in the third quarter of 2001, and $0.03 million in the third quarter of 2000. During the third quarter of 2001, CIB Marine sold higher-yielding U.S. Government agency securities and U.S. treasury notes after market rates decreased in order to capture the gains available on their sale and has generally reinvested the proceeds in commercial loans. Total securities as a percentage of total assets decreased to 15.2% at September 30, 2001, from 20.5% at December 31, 2000, while total loans, including loans held for sale, grew to 81.2% of total assets at September 30, 2001, from 75.0% at December 31, 2000.

     Noninterest income for the nine-month period ended September 30, 2001, was $13.5 million, an increase of $7.9 million, or 140.7%, as compared to the same period in the previous year. This increase was primarily the result of a $3.8 million or 284.6% increase in mortgage banking revenue, a $1.4 million or 120.1% increase in loan fees, a $3.1 million increase in gains on sales of securities, and a $0.5 million, or 24.2%, increase in deposit service charges and other service fees. The combined effect of these increases was partially offset by a $0.5 million decrease in trust income. The explanations for these changes are substantially the same as those given in previous paragraphs for the three-month periods.

Noninterest Expense

     Total noninterest expense increased $3.1 million, or 27.5%, to $14.4 million in the third quarter of 2001 from $11.3 million in the third quarter of 2000. For the nine-month period ended September 30, 2001, noninterest expense was $39.3 million, as compared to $33.6 million for the same period in 2000, an increase of $5.7 million, or 17.0%. These increases were primarily the result of CIB Marine’s growth, including internal growth, the opening of new branch facilities and the Citrus transaction. The following paragraphs discuss the principal components of noninterest expense and the primary reasons for their changes from the three and nine-month periods ended September 30, 2000 to the same periods in 2001.

     Compensation and employee benefits expense was $8.7 million in the third quarter of 2001, as compared to $7.0 million in the third quarter of 2000, an increase of 24.1%. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, the hiring of additional management personnel and increases in the salaries of existing personnel. Excluding employees of MICR, Inc., the total number of full-time equivalent employees increased to 691 at September 30, 2001, from 616 at December 31, 2000, and 595 at September 30, 2000, representing increases of 12.2% and 16.1% for the nine and twelve-month periods, respectively. The business of MICR, Inc. is classified as a held for sale asset and, as a result, compensation and fringe benefits expense for MICR employees is one component of the net income of MICR, Inc., which is recorded as other noninterest income on the Consolidated Statements of Income of CIB Marine.

     Equipment, occupancy and premises expense was $2.1 million in the third quarter of 2001, as compared to $1.8 million in the third quarter of 2000, an increase of 19.5%. In addition, telephone and data communications expense increased by 37.1% to $0.4 million in the third quarter of 2001, as compared to $0.3 million for the same period in 2000. The increases in these expenditures were primarily attributable to the addition of banking facilities as well as increases in the number of full-time equivalent employees and in the number of customers served by CIB Marine.

     Professional services expense was $0.6 million in the third quarter of 2001, as compared to $0.3 million in the third quarter of 2000, an increase of 101.9%. The increase in professional service expense was primarily attributable to an increase in accounting and legal services.

     Merger-related charges for the Citrus acquisition were $0.5 million in the third quarter of 2001, as compared to zero in the third quarter of 2000. These expenditures were comprised of $0.2 million in fixed asset write-offs and service contract cancellations, $0.1 million in legal fees, $0.1 million in accounting fees, and $0.1 million in other professional fees and recording and filing fees.

     Other noninterest expense was $1.6 million in the third quarter of 2001, as compared to $1.4 million in the third quarter of 2000, an increase of 16.3%. The increase in other noninterest expense was due primarily to increases in data processing, courier services, and correspondent charges due primarily to the growth of CIB Marine. Also contributing to the increase in noninterest expense in the third quarter of 2001 were increases in underwriting, appraisal, and recording and filing fee expenses resulting from the increase in residential mortgage volume.

     Noninterest expense for the nine-month period ended September 30, 2001, was $39.3 million, an increase of $5.7 million, or 17.0%, as compared to the same period in the previous year. This increase was primarily the result of a $3.8 million, or 18.5%, increase in compensation and employee benefits; a $1.1 million, or 18.0%, increase in equipment, occupancy and premises, and telephone and data communications expenses; a $0.6 million, or 14.3%, increase in other noninterest expense; and a $0.5 million increase in merger-related charges. The explanations for these changes are substantially the same as those given in previous paragraphs for the three-month periods.

     CIB Marine’s efficiency ratio was 53.7% and 50.5% for the quarters ended September 30, 2001 and 2000, respectively, and 52.2% and 52.5% for the nine-month periods ended September 30, 2001 and 2000, respectively. Total noninterest expense as a percentage of average assets was 2.2% and 2.0% for the quarters ended September 30, 2001 and 2000, respectively, and 2.0% and 2.1% for the nine-month periods ended September 30, 2001 and 2000, respectively.

Income Taxes

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting. Income tax expense was $3.7 million and $2.9 million for the quarters ended September 30, 2001 and 2000, respectively, and $9.9 million and $7.7 million for the nine-month periods ended September 30, 2001 and 2000, respectively. The effective tax rate for the three and nine-month periods ended September 30, 2001 were 35.2% and 34.2%, respectively, as compared to 36.0% and 35.0% for the same periods in 2000. The decrease in the effective tax rate between these periods was primarily due to various tax planning strategies implemented by CIB Marine.

FINANCIAL CONDITION

Overview

     CIB Marine’s total assets increased by $243.0 million, or 9.9%, during the nine months ended September 30, 2001. This increase was primarily the result of the implementation of CIB Marine’s growth strategy. Asset growth occurred primarily in loans, including loans held for sale, which increased $350.6 million, or 19.0%. This growth was primarily funded by an increase in borrowings (including guaranteed trust preferred securities) of $127.8 million, and by increases in deposits of $85.7 million, and in equity of $28.0 million.

Loans Held for Sale

     Loans held for sale, comprised of residential first mortgage loans, were $18.1 million at September 30, 2001, an increase of $1.9 million, or 11.7%, as compared to $16.2 million at December 31, 2000. This increase was attributable to increases in the volume of loans originated and purchased for resale. CIB Marine originated $170.8 million, purchased $503.8 million and sold $672.7 million of loans held for sale in the first nine months of 2001, as compared to $79.1 million, $72.6 million, and $150.9 million, respectively, in the first nine months of 2000. The increase in volume was due to a lower interest rate environment during the first nine months of 2001 and the addition of a wholesale division to CIB Marine’s mortgage banking subsidiary in the first quarter of 2000.

Securities

     The carrying value and tax-equivalent yield of CIB Marine’s securities are set forth in the following table.

	At September 30, 2001		At December 31, 2000

		Yield to		Yield to
	Amount	Maturity	Amount	Maturity

		(Dollars in thousands)
Held To Maturity
U.S. Government & Agencies	$21,556	6.63	$60,499	6.28
States and political subdivisions	59,392	7.23	46,434	7.49
Other notes and bonds	450	7.10	450	7.10
Mortgage backed securities	16,866	7.08	19,411	7.03

Total Securities Held To Maturity	98,264	7.07%	126,794	6.84%

Available for Sale
U.S. Government & Agencies	$113,361	5.86	$252,039	6.20
States and political subdivisions	5,617	7.14	7,627	8.70
Other notes and bonds	11,600	3.12	51,097	7.16
Mortgage backed securities	166,884	6.07	60,526	6.83
Federal Home Loan Bank / Federal Reserve Bank stock	5,790	6.49	4,068	7.87
Other equities	225	N/A	50	N/A

Total Securities Available for Sale	303,477	5.90%	375,407	6.50%

Total Securities Before Market Value Adjustment	$401,741	6.19%	$502,201	6.59%

Available For Sale Market Value Adjustment (SFAS 115)	8,327		3,720

Total Securities	$410,068		$505,921

     Total securities outstanding at September 30, 2001, were $410.1 million, a decrease of $95.8 million, or 18.9%, as compared to $505.9 million at December 31, 2000. The decrease in the securities portfolio was due primarily to CIB Marine’s strategy to reposition its investment security portfolio through sales and maturities shortly after market rate decreases. The proceeds were primarily reinvested in higher-yielding commercial loans. The ratio of total securities to total assets was 15.2% at September 30, 2001, as compared to 20.5% at December 31, 2000.

     At September 30, 2001, 33.6% of the portfolio consisted of U.S. Treasury and Government Agency securities, as compared to 62.2% at December 31, 2000. Mortgage backed securities represented 45.7% and 15.9% of the portfolio at September 30, 2001, and December 31, 2000, respectively. Mortgage backed securities increased $103.8 million, or 129.9%, from December 31, 2000 to September 30, 2001. CIB Marine increased the level of mortgage backed securities to take advantage of increased spreads relative to U.S. Treasury notes and bonds. Obligations of states, and political subdivisions of states, represented 16.2% of the portfolio at September 30, 2001, and 10.8% at December 31, 2000. Most of these obligations were general obligations of states, or political subdivisions of states, in which CIB Marine’s subsidiaries are located. The amount of obligations of states, and political subdivisions of states, remained relatively constant between periods, but increased as a percent of the total portfolio due primarily to the decline in other types of securities. Commercial paper accounted for 2.5% of the portfolio at September 30, 2001, as compared to 10.1% at December 31, 2000. The decrease in commercial paper was due primarily to the maturities of these short-term investments.

     As of September 30, 2001, $311.8 million, or 76.0%, of the securities portfolio was classified as available for sale, and $98.3 million, or 24.0%, of the portfolio was classified as held to maturity. At December 31, 2000, these ratios were 74.9% and 25.1%, respectively. The classification of securities as available for sale and held to maturity is based on a number of factors, including CIB Marine’s current and projected liquidity position and current and projected loan to deposit ratio.

     On September 30, 2001, the net unrealized gain of the available for sale securities was $8.3 million, as compared to a net unrealized gain of $3.7 million at December 31, 2000. The increase in the unrealized value of these securities over the first nine months of 2001 was a direct result of decreases in market interest rates offered on similar investments.

Loans

     Loans, net of the allowance for loan loss, were $2.1 billion at September 30, 2001, an increase of $341.7 million, or 18.9% from $1.8 billion at December 31, 2000, and represented 79.4% and 73.4% of CIB Marine’s total assets at September 30, 2001, and December 31, 2000, respectively. Most of the increase was in commercial and industrial, commercial real estate and construction loans, which in the aggregate represented 94.1% of gross loans at both September 30, 2001, and December 31, 2000.

     The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

	As of September 30, 2001		As of December 31, 2000

	Amount	% of Total	Amount	% of Total

		(Dollars in thousands)
Commercial and industrial — U.S	$775,998	35.3%	$605,526	33.0%
Commercial — Foreign	14,148	0.7	—	—
Agricultural	5,089	0.2	5,506	0.3
Real estate:
1-4 family	101,848	4.8	83,943	4.6
Commercial	881,332	40.3	839,788	45.8
Construction	391,645	17.9	282,000	15.4
Consumer	8,535	0.4	11,173	0.6
Credit card loans	2,442	0.1	3,050	0.2
Other	6,004	0.3	4,398	0.2

Gross Loans	2,187,041	100.0%	1,835,384	100.0%

Deferred Loan Fees	(7,057)		(4,153)
Allowance for loan loss	(31,013)		(23,988)

Net loans	$2,148,971		$1,807,243

Credit Concentrations

     Pursuant to CIB Marine’s loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the capital of CIB Marine.

     At September 30, 2001, CIB Marine had two secured borrowing relationships with unrelated individual borrowers that exceeded 25% of capital. The total outstanding lending commitment associated with these borrowing relationships, including lines of credit which have not been fully drawn as of September 30, 2001, was $138.2 million ($79.6 million and $58.6 million, respectively), and amounted to 59.7% and 6.3% of CIB Marine’s stockholders’ equity and gross loans outstanding, respectively. The aggregate principal amount actually drawn and outstanding was approximately $131.0 million ($75.9 million and $55.1 million, respectively).

     In July 1999, one of these borrowers (the “Borrower”), experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower’s net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. CIB Marine has closely monitored this borrowing relationship, including the collateral position of CIB Marine and other lenders. CIB Marine has also engaged in various transactions with this borrower and commenced certain legal proceedings to strengthen its collateral position and collect amounts owed by this Borrower.

     A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower’s approximately 82% interest in, a closely held steel company (the “Steel Company”). Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.6% of the Steel Company. On August 16, 2001, CIB Marine purchased the first secured positions in the equipment, inventory, accounts and certain real properties of the Steel Company from other lenders for approximately $22.2 million. As part of this transaction, a non-affiliated entity, which is owned by a shareholder of CIB Marine, purchased CIB Marine’s first secured position in the equipment of the Steel Company for approximately $14.7 million. CIB Marine provided 100% of the financing necessary to facilitate this transaction. On September 26, 2001, CIB Marine repurchased the first secured position in the equipment of the Steel Company for $14.5 million, which represented the outstanding balance at that time. On October 12, 2001, CIB Marine filed a lawsuit against this Borrower to obtain ownership and control of the Borrower’s equity in the Steel Company in order to protect the value of this collateral.

     On August 3, 2001, CIB Marine commenced a non-judicial foreclosure on one lot and 21 single family residential homes constructed in a real estate development of the Borrower. CIB Marine acquired the properties for $2.3 million on September 14, 2001, and subsequently transferred them to foreclosed property at $2.2 million, their estimated market value, resulting in a $0.1 million write-down. At September 30, 2001, the balance of these foreclosed properties was $2.1 million. The $0.1 million reduction was the result of the sale of one of the homes.

     As a result of these and other actions, including the disposition of certain assets, the outstanding lending commitment to the Borrower and its related interests at September 30, 2001, was approximately $58.6 million, including lines which have not been fully drawn, and the aggregate principal amount actually drawn and outstanding was approximately $55.1 million.

     At September 30, 2001, none of these loans were past due 90 days or more and still accruing interest, $0.6 million were past due less than 90 days and still accruing interest and $17.1 million were in nonaccrual status. The loans in nonaccrual status consist primarily of direct loans to the Borrower, which are secured, in whole or in part, by the Borrower’s equity in the Steel Company. These nonaccrual loans are also considered to be impaired and $3.8 million has been allocated as a specific reserve to the allowance for loan loss.

     In April and December 2000, lawsuits were filed against the Borrower and the Steel Company by a lender, and its related interests, to recover amounts due them. This lender also has an approximately 11.3% equity interest in the Steel Company. In July 2001, this lender and its related interests commenced an involuntary bankruptcy proceeding against the Borrower. This proceeding was dismissed on October 1, 2001. In July, the Borrower and the Steel Company also entered into an agreed upon preliminary injunction with this lender requiring the Borrower and Steel Company to provide the lender ten days advance notice prior to disposing of any of the Steel Company’s assets or stock. This lender and its related interests are also customers of, and have a secured borrowing relationship with, CIB Marine. As of September 30, 2001, the total outstanding lending commitment associated with this relationship, including lines of credit which have not been fully drawn, was approximately $30.3 million and the aggregate principal amount actually drawn and outstanding was approximately $27.6 million, none of which were past due. A portion of the loans to this customer is also secured by the customer’s equity interest in the Steel Company, which is estimated to be worth $1.5 million. CIB Marine does not consider these loans impaired because of the financial condition of the customer and its belief that the loans are adequately collateralized pursuant to CIB Marine’s loan policy. In November 2000, another lender obtained a judgment against the Borrower in the amount of $8.1 million. This lender is currently forbearing from collection on the judgment.

     While the loans to the Borrower and its related interests are secured by various collateral, the borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine’s loan policy since the first quarter of 2000. CIB Marine believes that the specific reserve allocated to this borrowing relationship and the overall allowance for loan loss was adequate at September 30, 2001. CIB Marine cannot provide assurances that other loans to the Borrower or its related interests will not become impaired in the future or that there will not be future losses with respect to these loans. Management of CIB Marine will continue to closely monitor this borrowing relationship in order to assess its ongoing exposure to the credit risk posed by this borrowing relationship and will take additional action if deemed appropriate.

     At September 30, 2001, CIB Marine also had credit relationships within three industries or industry groups that exceeded 25% of its capital. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $885.5 million, or 40.3% of gross loans and 382.8% of stockholders’ equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $200.5 million, or 9.1% of gross loans and 86.7% of stockholders’ equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $130.1 million, or 5.9% of gross loans and 56.2% of stockholders’ equity.

Other Assets

     Other assets increased $4.7 million, or 35.6%, to $17.7 million at September 30, 2001 from $13.0 million at December 31, 2000. The majority of the increase was due to a $3.5 million adjustment related to CIB Marine’s adoption of SFAS 133, as amended by SFAS 138. For additional information see Note 7 to the financial statements contained in Item 1 of this form 10-Q. Also contributing to the increase in other assets were $0.5 million of capitalized underwriting fees incurred with the issuance in February 2001 of $15.0 million in guaranteed trust preferred securities. Additional information regarding this transaction is discussed in “Guaranteed Trust Preferred Securities.”

     Other assets at September 30, 2001, include a $7.1 million investment in MICR, Inc., a wholly-owned subsidiary of CIB-Chicago. This business was acquired in October 2000 and is classified as a held for sale asset. MICR, Inc. had net income of $0.1 million for the quarter ended September 30, 2001, and $0.5 million for the nine-month period ended September 30, 2001, which is included in noninterest income in the Consolidated Statements of Income.

     Other assets at September 30, 2001, and December 31, 2000, also include an investment in three limited partnerships amounting to $2.3 million and $2.7 million, respectively, which were purchased by CIB Marine in September 1999 from the Borrower. Additional information about the Borrower and its loans from CIB Marine are discussed in “Loans-Credit Concentrations.” CIB Marine engaged in this transaction primarily to provide the Borrower with cash to meet current obligations to CIB Marine and other lenders. In June 2001, CIBMarine reduced the value of these investments by $0.4 million to reflect their estimated market value. An analysis of these assets again in September 2001, resulted in an adjustment to increase the value of these investments by $0.05 million to reflect their estimated market value. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine’s portfolio. In order to reduce the risk in this investment, CIB Marine negotiated a put option to require the Borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interests as of the date that the put option is exercised or the amount originally paid by CIB Marine to the Borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the Borrower.

Deposit Liabilities

     Total deposits increased $85.7 million during the nine-month period ended September 30, 2001. This increase was due primarily to a $78.7 million or 33.0% increase in savings deposits. The increase in savings deposits between these periods was primarily the result of CIB Marine’s promotion of its money market product. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 74.9% at September 30, 2001 and 78.5% at December 31, 2000. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At September 30, 2001, and December 31, 2000, time deposits of $100,000 or more amounted to $550.7 million and $529.8 million, or 34.6% and 33.1%, of total time deposits, respectively. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $144.4 million, or 9.1% of total time deposits at September 30, 2001, and $68.3 million, or 4.3% of total time deposits at December 31, 2000. Brokered time deposits included in time deposits of $100,000 or more were $128.2 million and $64.3 million at September 30, 2001, and December 31, 2000, respectively.

     At September 30, 2001, noninterest-bearing demand deposits were $151.3 million, interest-bearing demand deposits were $65.8 million, and savings deposits were $316.8 million. These deposits were $147.2 million, $53.8 million and $238.1 million, respectively, at December 31, 2000.

Borrowings

     The following table sets forth information regarding selected categories of borrowings.

	September 30, 2001		December 31, 2000

	Balance	Avg. Rate	Balance	Avg. Rate

		(Dollars in thousands)
Fed funds purchased	$156,311	3.13%	$107,974	6.13%
Securities sold under repurchase agreements	42,041	3.05	19,899	6.44
Treasury, tax and loan note	1,198	2.76	523	6.29
Federal Home Loan Bank — short term	18,500	3.36	—	—
Commercial Paper	11,745	3.27	6,453	6.81
Other borrowings — short term	—	—	11,590	8.28

Total Short-Term borrowings	229,795	3.14%	146,439	6.37%

Federal Home Loan Bank — long term	59,422	5.98	33,340	6.45
Fair value adjustment related to hedge	3,349		—

Total Long-Term FHLB Borrowings	62,771		33,340

Guaranteed trust preferred securities	40,000	10.52	25,000	10.71

Total Long-Term borrowings	102,772	7.55%	58,340	8.28%

Total Borrowings	$332,567	4.50%	$204,779	6.91%

     At September 30, 2001, total borrowings were $332.6 million, as compared to $204.8 million at December 31, 2000, representing an increase of 62.4%. Total borrowings at September 30, 2001, and December 31, 2000, amounted to 12.3% and 8.3%, of total assets, respectively. Fed funds purchased accounted for $156.3 million, or 47.0% of total borrowings at September 30, 2001, and $108.0 million, or 52.7% of total borrowings at December 31, 2000. Repurchase agreements accounted for $42.0 million, or 12.6% of total borrowings at September 30, 2001, as compared to $20.0 million, or 9.7% of total borrowings at December 31, 2000. Federal Home Loan Bank advances accounted for $81.3 million, or 24.4% of total borrowings at September 30, 2001, as compared to $33.3 million, or 16.3% of total borrowings at December 31, 2000. Guaranteed trust preferred securities accounted for $40.0 million, or 12.0% of total borrowings at September 30, 2001, as compared to $25.0 million, or 12.2% of total borrowings at December 31, 2000. CIB Marine increased its utilization of short and long-term borrowings during the first nine months of 2001 in order to meet its funding needs. It is CIB Marine’s policy to utilize these types of borrowings when the terms are more favorable than other types of funding.

     CIB Marine has a $30.0 million revolving line of credit with a non-affiliated commercial bank collateralized by the common stock of two of its banking subsidiaries. At September 30, 2001, there was no outstanding balance on this line of credit. At December 31, 2000, the outstanding balance was $11.6 million. At September 30, 2001, and December 31, 2000, CIB Marine had $11.7 million and $6.5 million, respectively, of commercial paper outstanding.

Guaranteed Trust Preferred Securities

     At September 30, 2001, CIB Marine had $40.0 million outstanding in guaranteed trust preferred securities, as compared to $25.0 million at December 31, 2000. On February 22, 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.2% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities and are included in Other Assets. CIB Marine used the net proceeds of $14.6 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

Capital

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at September 30, 2001, and December 31, 2000, is contained in the following table. The capital levels of CIB Marine and its subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth.

	September 30, 2001	December 31, 2000

	(Dollars in thousands)
Risk Weighted Assets (RWA)	$2,535,310	$2,221,208

Average Assets (1)	$2,617,260	$2,402,253

Capital Components
Stockholders’ equity	$231,327	$203,367
Guaranteed trust preferred securities / Minority Interest in Consolidated Subsidiaries	40,133	25,000
Less: Disallowed Intangibles	(11,751)	(12,746)
Add/less: Unrealized loss/(gain) on securities	(5,063)	(2,242)

Tier 1 Capital	254,646	213,379
Allowable allowance for loan loss	31,013	23,988

Total Risk Based Capital	$285,659	$237,367

	September 30, 2001

			For Capital
	Actual		Adequacy Purposes

	Amount	Ratio	Amount	Ratio

Total Capital (to RWA)	285,659	11.27%	202,825	8.00%
Tier 1 Capital (to RWA)	254,646	10.04%	101,412	4.00%
Tier 1 Leverage (to Avg Assets)	254,646	9.73%	104,690	4.00%

	December 31, 2000

			For Capital
	Actual		Adequacy Purposes

	Amount	Ratio	Amount	Ratio

Total Capital (to RWA)	237,367	10.69%	177,697	8.00%
Tier 1 Capital (to RWA)	213,379	9.61%	88,848	4.00%
Tier 1 Leverage (to Avg Assets)	213,379	8.88%	96,090	4.00%

(1)  Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     For regulatory capital purposes, the guaranteed trust preferred securities qualify as Tier 1 equity capital. For additional information on these securities see “Guaranteed Trust Preferred Securities.” In addition, CIB Marine sold 22,709 shares and 264,329 shares of its common stock in private placement offerings that commenced in January and April 2001, respectively, for proceeds of $0.4 million and $5.5 million, respectively.

Liquidity

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities in borrowings and other obligations in a timely manner. CIB Marine’s Asset/Liability Management Committee actively manages CIB Marine’s liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits. Additional sources of liquidity include cash and cash equivalents, fed funds, securities sold under agreement to repurchase, advances from the Federal Home Loan Banks, loans held for sale, the sale of securities, and as a contingency, borrowings from the Federal Reserve Bank.

     The following discussion should be read in conjunction with the statements of cash flows for the nine months ended September 30, 2001 and 2000, contained in the consolidated financial statements.

     For the nine months ended September 30, 2001, net cash provided by operating activities was $32.8 million, as compared to $14.5 million for the nine months ended September 30, 2000. The increase in cash from operating activities was due primarily to an increase in net income adjusted for noncash items, and an increase in the proceeds from the sale of loans net of originations and purchases, as compared to the same period in 2000. For the nine months ended September 30, 2001, net cash used in investing activities was $249.6 million, as compared to $402.6 million for the nine months ended September 30, 2000. The decrease in cash used for investing activities was caused primarily by an increase in maturities and sales of securities resulting from CIB Marine’s decision to sell various securities in its available for sale portfolio and to reduce the portfolio as a percent of total assets. Net cash provided by financing activities was $215.5 million and $385.6 million for the nine-month periods ended September 30, 2001 and 2000, respectively. The decline in cash provided by financing activities was primarily attributable to a decrease in cash provided from deposit liabilities and net long-term borrowings, which was partially offset by increases in cash provided from guaranteed trust preferred securities and short-term borrowings.

     CIB Marine was able to meet its liquidity needs during the third quarter of 2001 and expects to meet these needs for the remainder of 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Sensitivity

     The Federal Reserve has reduced the target for the federal funds rate 400 basis points since January 1, 2001, which has resulted in a decrease in CIB Marine's net interest income. Further reductions in the short term interest rates are also expected to result in a short term decrease in net interest income. The amount and duration of this net interest income decrease, however, will be dependent upon the amount, timing and number of any future interest rate changes, as well as other factors.

     In addition, on September 11, 2001 there were terrorist attacks on the United States. Management is unaware of any direct impact these events will have on the financial position or results of operations of CIB Marine. Furthermore, it is unknown as to whether, or to what extent, these events will have directly or indirectly on CIB Marine's financial position and results of operations in the future.

     Except as discussed in the above paragraphs, CIB Marine believes there have been no material changes in the market risks since December 31, 2000. For information regarding CIB Marine's market risks, refer to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2001.

			September 30, 2001

	0-3	4-6	7-12	2-5	Over 5
	Months	Months	Months	Years	Years	Total

			(Dollars in thousands)
Interest-earning assets:
Loans	$1,450,250	$65,456	$120,553	$508,213	$53,605	$2,198,077
Securities	75,160	28,914	82,352	179,474	44,168	410,068
Federal funds sold	22,023	—	—	—	—	22,023

Total interest-earning assets	1,547,433	94,370	202,905	687,687	97,773	2,630,168

Interest-bearing liabilities:
Time deposits	547,091	242,157	347,252	433,318	20,148	1,589,966
Savings and interest-bearing demand deposits	382,556	—	—	—	—	382,556
Short-term borrowings	228,910	—	885	—	—	229,795
Long-term borrowings	—	—	—	26,000	36,771	62,771
Guaranteed trust preferred securities	—	—	—	—	40,000	40,000

Total interest-bearing liabilities	$1,158,557	$242,157	$348,137	$459,318	$96,919	$2,305,088

Interest sensitivity GAP (by period)	388,876	(147,787)	(145,232)	228,369	854	325,080
Interest sensitivity GAP (cumulative)	388,876	241,089	95,857	324,226	325,080	325,080

Adjusted for Derivatives:
Derivatives (notional, by period)	(35,000)	(10,000)	—	—	45,000	—
Derivatives (notional, cumulative)	(35,000)	(45,000)	(45,000)	(45,000)	—	—

Interest sensitivity GAP (by period)	353,876	(157,787)	(145,232)	228,369	45,854	325,080
Interest sensitivity GAP (cumulative)	353,876	196,089	50,857	279,226	325,080	325,080

Cumulative Gap as a % of Total Assets	14.06%	7.79%	2.02%	11.09%	12.92%

     The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of September 30, 2001, and December 31, 2000.

		Basis Point Changes

	+200	+100	-100	-200

September 30, 2001
Net Interest Income change over one year	(3.42)%	(1.77)%	1.42%	2.66%

December 31, 2000
Net Interest Income change over one year	(8.73)%	(4.39)%	3.66%	7.49%

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     CIB Marine is not currently involved in any material pending legal proceedings other than litigation of a routine nature which is being defended and handled in the ordinary course of business.

Item 2. Changes In Securities and Use of Proceeds

a.	Not Applicable.

b.	Not Applicable.

c.	Not Applicable.

d.	Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits — NONE

b.	Reports on Form 8-K

Financial Statements
Items Reported	Included	Date of Event	Date filed

7, 9	No	September 17, 2001	September 20, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November 2001.

CIB Marine Bancshares, Inc.
(Registrant)

/s/ Steven T. Klitzing

Steven T. Klitzing
Senior Vice President and
Chief Financial Officer