Form 10-K405
period 2001-12-31
CIB MARINE BANCSHARES INC
filed 2002-03-29
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 15, 2002, based on a price per share of $23.22 (the price per share at which the registrant sold shares of its common stock in its most recent private placement in February and March of 2002) was $371.6 million.

     As of March 15, 2002, there were issued and outstanding 17,905,182 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this report:

1. Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference to Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

CIB MARINE

     CIB Marine Bancshares, Inc. ("CIB Marine") is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine currently owns and operates five separately chartered commercial banking organizations and one federal savings bank:

     - Central Illinois Bank, with its main office in Champaign, Illinois;

     - CIB Bank, with its main office in Hillside, Illinois, a suburb of Chicago ("CIB-Chicago");

     - Marine Bank, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee ("Marine Bank -- Wisconsin");

     - CIB Bank, with its main office in Indianapolis, Indiana ("CIB-Indiana");

     - Marine Bank, a federal savings bank with its main office in Omaha, Nebraska ("Marine Bank FSB"); and

     - Citrus Bank, N.A., with its main office in Vero Beach, Florida ("Citrus Bank").

     As of December 31, 2001, CIB Marine had a total of 49 full-service banking facilities in Illinois, Wisconsin, Indiana, Nebraska, Florida and Arizona. CIB Marine offers a full array of traditional banking services through its bank and non-bank subsidiaries. These services include a broad range of loan products, such as commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, consumer loans and commercial and standby letters of credit; accepting demand, savings, time, and Eurodollar deposits; providing commercial paper and repurchase agreements; and other forms of banking services.

     CIB Marine also owns and operates three non-bank subsidiaries. These include CIB Data Processing Services, Inc. (a data processing company), Mortgage Services, Inc. (a mortgage banking company) and CIB Marine Capital, LLC (a mezzanine lending company).

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

     Upon the change of ownership, CIB Marine changed its strategy to focus on the development of banking relationships with small to medium-sized businesses by providing more personalized banking services in a community banking atmosphere. To facilitate this strategy CIB Marine has expanded its banking operations in central Illinois, in the Chicago, Milwaukee, Indianapolis and Omaha metropolitan areas, and more recently in Florida and the Phoenix metropolitan area.

     At December 31, 2001, CIB Marine had consolidated total assets of approximately $2.9 billion as compared to consolidated total assets of $2.5 billion at December 31, 2000, an increase of 19.6%. Net income for the fiscal year ended December 31, 2001, was $26.9 million as compared to $20.7 million for the fiscal year ended December 31, 2000, an increase of 30.2%. CIB Marine has grown substantially over the last five years. CIB Marine's consolidated total assets at December 31, 1997, were $876.4 million and its net income for the fiscal year ended December 31, 1997, was $5.6 million.

GROWTH STRATEGY

     CIB Marine believes that its growth, from a one-bank holding company with $9.4 million in assets at September 1987, to a multi-bank holding company with approximately $2.9 billion in assets at December 31, 2001, has been largely attributable to the implementation of its growth strategy. CIB Marine's growth strategy consists of the following four principal components:

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

     - EXPANDING IN BOTH NEW AND EXISTING MARKETS. CIB Marine expands through the establishment of newly chartered banks, branching and acquisitions. CIB Marine expands its banking operations into geographic markets where there are a significant number of small to medium-sized businesses and where it has either identified and retained experienced commercial bankers or other personnel with established relationships to serve those markets or by relocating experienced bankers to that area. Since the change of ownership in 1987, CIB Marine has entered the metropolitan markets of Chicago, Milwaukee, Indianapolis, Omaha and Phoenix, the southern and central Atlantic coastal regions of Florida as well as smaller metropolitan markets within central Illinois. CIB Marine expects to further expand banking operations in these markets and to enter new markets with populations of at least 100,000. When CIB Marine expands through acquisitions, it seeks to identify financial institutions or financial institution branches that offer lending and/or deposit opportunities, and that are expected to enhance shareholder value.

GROWTH AND DEVELOPMENT OF BANKING OPERATIONS

     EXPANSION IN CENTRAL ILLINOIS

     At the time of the change in ownership in September 1987, CIB Marine had a single banking subsidiary, Sidney Community Bank, an Illinois state bank. The bank was originally organized in 1958 and had its sole office in Sidney, Illinois, a town with a population of approximately 1,000 people, located in Champaign County. In 1988, CIB Marine expanded into the Champaign-Urbana market, a community of approximately 100,000 people and home to the University of Illinois, changed the name of the bank to Central Illinois Bank and relocated its main office to Champaign, Illinois.

     In October 1991, CIB Marine acquired all of the stock of Arrowsmith State Bank, an Illinois state bank organized in 1920. This bank had its sole office in Arrowsmith, Illinois, a town with a population of approximately 350, located in McLean County. At the time of the acquisition, the Arrowsmith bank had total assets of approximately $10.0 million. This acquisition allowed CIB Marine to enter the Bloomington-Normal market, a community of approximately 100,000 people, and home to Illinois State University. In July 1998, this bank was merged with Central Illinois Bank.

     CIB Marine has significantly expanded the operations of this bank by establishing branch facilities throughout central Illinois, including the five largest cities in this region. At December 31, 2001, Central Illinois Bank had total assets of $876.5 million, 156 full-time equivalent employees and 18 banking facilities: three in Champaign-Urbana, three in Peoria, and one each in Arrowsmith, Arthur, Bloomington-Normal, Danville, Decatur, East Peoria, Lincoln, Monticello, Morton, Rantoul, Springfield and Sidney.

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

     CIB Marine has significantly expanded the operations of this bank by establishing branch facilities throughout the Chicago metropolitan area. At December 31, 2001, CIB-Chicago had total assets of approximately $1.4 billion, 158 full-time equivalent employees and 13 banking facilities: one each in Arlington Heights, Bolingbrook, downtown Chicago, Elk Grove Village, Elmhurst, Frankfort, Gurnee, Hillside, Mount Prospect, Niles, Northbrook, Willow Springs and Zion. The Gurnee, Mount Prospect, Arlington Heights and Zion facilities were acquired from other banking organizations and had $13.3 million, $33.0 million, $82.8 million and $28.2 million of deposit liabilities, respectively, at the time of acquisition. In January 2000, CIB-Chicago established a foreign office in the Cayman Islands. This office accepts Eurodollar deposits, thereby facilitating CIB Marine's money desk operations.

     EXPANSION INTO THE MILWAUKEE METROPOLITAN AREA

     In September 1997, CIB Marine entered the Milwaukee metropolitan area by acquiring First Ozaukee Capital Corp., a one-bank holding company located in Cedarburg, Wisconsin. The sole subsidiary of First Ozaukee Capital Corp. was First Ozaukee Savings Bank, a Wisconsin savings bank, with its main office in Cedarburg, and a branch facility in Grafton, both suburbs of Milwaukee. At the time of the acquisition, the bank had total assets of $37.6 million. In September 1997, CIB Marine changed the name of the bank to Marine Bank and Savings. In February 2000, Marine Bank and Savings converted its charter to a Wisconsin commercial bank, changed its name to Marine Bank and moved its main office to its Wauwatosa facility.

     CIB Marine has expanded the operations of this bank by establishing branch facilities throughout the Milwaukee metropolitan area. At December 31, 2001, Marine Bank -- Wisconsin had total assets of $348.7 million, 50 full-time equivalent employees and seven banking facilities: one each in Brookfield, Cedarburg, Franklin, Grafton, downtown Milwaukee, Pewaukee, which also serves as the executive offices of CIB Marine, and Wauwatosa.

     EXPANSION INTO THE INDIANAPOLIS METROPOLITAN AREA

     In March 1998, CIB Marine entered the Indianapolis metropolitan area by establishing a new Indiana state bank under the name CIB Bank. Since its organization, this bank has opened three additional facilities in Indianapolis and one in Carmel, a suburb of Indianapolis. At December 31, 2001, CIB-Indiana had total assets of $131.3 million, 25 full-time equivalent employees and five banking facilities.

     EXPANSION INTO THE OMAHA METROPOLITAN AREA

     In November 1999, CIB Marine entered the Omaha metropolitan area by establishing a new federal savings bank under the name Marine Bank FSB. At December 31, 2001, this bank had total assets of

$38.6 million, 13 full-time equivalent employees and two banking facilities located in Omaha, Nebraska and Scottsdale, Arizona.

     EXPANSION INTO FLORIDA

     In September 2001, CIB Marine acquired Citrus Financial Services, Inc., including its banking subsidiary Citrus Bank, N.A., through a merger transaction. The merger was accounted for as a pooling of interests. At the time of acquisition, Citrus Bank had total assets of $84.2 million and three banking facilities located along central Florida's Atlantic coast, one each in Vero Beach, Sebastian and Barefoot Bay, and a loan production office in Sebring. In December, CIB Marine converted CIB Bank-Chicago's loan production office in North Miami Beach to a full-service banking facility of Citrus Bank. At December 31, 2001, Citrus Bank had total assets of $104.9 million, 37 full-time equivalent employees and four banking facilities. In January 2002, CIB Marine converted the Sebring loan production office to a branch facility.

     EXPANSION INTO THE PHOENIX METROPOLITAN AREA

     In October 2001, CIB Marine entered the Phoenix metropolitan area by establishing a branch facility of Marine Bank FSB in Scottsdale, Arizona.

     EXPANSION INTO THE LAS VEGAS METROPOLITAN AREA

     In January 2002, CIB Marine opened a branch facility of Marine Bank FSB in Henderson, Nevada.

OPERATIONS OF NON-BANK SUBSIDIARIES

     CIB Marine also owns and operates three wholly owned non-banking subsidiaries: CIB Data Processing Services, Inc., Mortgage Services, Inc. and CIB Marine Capital, LLC. Each of these subsidiaries was created or acquired to facilitate or complement CIB Marine's banking activities. In addition, CIB-Chicago owns and operates MICR, Inc., a manufacturer of payment processing systems based in Mukilteo, Washington.

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

     As of December 31, 2001, this subsidiary had 52 full-time equivalent employees. CIB Data does not separately own any facilities, and its principal office is located in Mt. Prospect, Illinois.

     MORTGAGE SERVICES, INC.

     In September 1995, CIB Marine acquired all of the stock of Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc. This subsidiary is an Illinois corporation and conducts mortgage operations in a number of states. Through Mortgage Services, CIB Marine originates conventional mortgage loans and offers VA, FHA and other fixed-rate and variable-rate loans. Mortgage Services also operates a wholesale division, which purchases mortgage loans through a network of correspondent banks. Although CIB Marine sells a majority of the mortgage loans in the secondary market with servicing rights released, CIB Marine also retains mortgage loans that meet CIB Marine's underwriting standards but which do not conform to secondary market underwriting guidelines, or where CIB Marine believes that retaining the loan is important in enhancing a customer relationship.

     As of December 31, 2001, Mortgage Services had 52 full-time equivalent employees. Mortgage Services does not separately own any facilities, and its principal office is located in the Bloomington facility of Central Illinois Bank. Mortgage Services employees also provide mortgage origination and mortgage brokerage services at many of the other branch facilities of CIB Marine's subsidiary banks. The mortgage banking operations are not presented as a separate segment as its assets and results of operations do not meet the required disclosure criteria.

     CIB MARINE CAPITAL, LLC

     On April 3, 2001, CIB Marine established CIB Marine Capital, LLC, a Wisconsin limited liability company. CIB Marine Capital provides leveraged financing, including mezzanine loans, to borrowers. At December 31, 2001, CIB Marine Capital had total assets of $15.5 million. CIB Marine Capital does not separately own any facilities and its principal office is located in the Hillside, Illinois facility of CIB Bank-Chicago

     MICR, INC.

     In October 2000, CIB Marine acquired and/or assumed, through MICR, Inc., a wholly-owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business, which operates under the name of Maverick International, was acquired in lieu of foreclosure or other legal action from a borrower who was in default of its obligations to CIB Marine. The primary business of this manufacturer is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software to small and mid-sized financial institutions, as well as to large retailers and independent remittance processors. The business is classified as a held for sale asset. As of December 31, 2001, MICR, Inc. had 40 full-time equivalent employees. Additional information regarding MICR, Inc. is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Other Assets."

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

MANAGEMENT SUPPORT SERVICES

     In addition to the support services provided by its non-bank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries' back office services, including credit administration, loan review, accounting, finance, investment, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes that it is more efficient to consolidate these services within the holding company in order to assure that operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if the same were performed independently at each subsidiary. The holding company allocates the cost of its employees among the subsidiaries based upon the services performed for each subsidiary in accordance with a written agreement between the companies. At December 31, 2001, the holding company had 143 full-time equivalent employees, a majority of whom provide the services described above to the subsidiaries.

TOTAL EMPLOYEES

     At December 31, 2001, CIB Marine and all of its bank and non-bank subsidiaries, including MICR, Inc. had a combined total of 725 full-time equivalent employees.

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

SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under both federal and state law. Any significant change in the banking laws and regulations applicable to CIB Marine or its banking subsidiaries could materially impact CIB Marine's operations or change the manner in which it conducts business. Federal and state regulation of financial institutions is intended primarily for the protection of the federal deposit insurance funds and depositors, rather than stockholders, of a financial institution.

     CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is regulated by the Federal Reserve Board. Marine Bank FSB is a federal savings bank, and its primary regulator is the Office of Thrift Supervision (the "OTS"). Citrus Bank is a national bank, and its primary regulator is the Office of the Comptroller of Currency (the "OCC"). CIB Marine's other bank subsidiaries are regulated by the Federal Deposit Insurance Corporation (the "FDIC"), as their primary federal regulator, and also by the state banking regulator for the state in which they are chartered: either the Illinois Office of Banks and Real Estate, the Wisconsin Department of Financial Institutions, or the Indiana Department of Financial Institutions. CIB Marine's mortgage banking subsidiary is regulated by the Illinois Office of Banks and Real Estate, and certain of the states in which Mortgage Services, Inc. conduct operations.

     CIB Marine and its non-bank subsidiaries are subject to examination by the Federal Reserve Board. The state banking regulators and FDIC periodically conduct examinations of CIB Marine's state bank subsidiaries and non-bank subsidiaries that are under their regulatory authority. The OTS periodically conducts examinations of Marine Bank FSB. The OCC periodically conducts examinations of Citrus Bank. The FDIC may also conduct special examinations of Marine Bank FSB and Citrus Bank.

     The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable loans. Holding companies and institutions that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations.

     The following discussion summarizes the material elements of the regulatory framework applicable to CIB Marine and its subsidiaries. It is not meant to be a complete discussion of all the federal and state banking statutes and regulations applicable to CIB Marine and its subsidiaries. To the extent this discussion describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.

EXPANSION ACTIVITIES

     The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with another bank holding company, acquiring substantially all the assets of any bank, or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank. The BHCA also prohibits a bank holding company, with particular exceptions, from acquiring direct or indirect ownership of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. Bank holding companies may, however, engage in some businesses and activities determined by the Federal Reserve Board to be closely related to banking or managing and controlling banks.

INTERSTATE BANKING AND BRANCHING

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, subject to certain concentration limits and other requirements:

     - bank holding companies like CIB Marine are permitted to acquire banks and bank holding companies located in any state;

     - any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company; and

     - banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, the President signed the GLBA into law. The GLBA significantly changes financial services regulations by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. As a result of the GLBA, a bank holding company may become a "Financial Holding Company" and engage in a full range of financial activities, including banking, insurance and securities activities, merchant banking and additional activities that are determined by the Federal Reserve to be "financial in nature", "incidental" to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The provisions of the GLBA became effective March 11, 2000.

     In order for a bank holding company to qualify as a Financial Holding Company, the company is required to file a declaration with the Federal Reserve Board electing to engage in activities permissible for Financial Holding Companies and to certify that all of its insured depository institutions are "well-capitalized" and "well-managed". In addition, the Federal Reserve must also determine that each of the company's insured depository institutions has received at least a satisfactory rating in their most recent Community Reinvestment Act "CRA" examination.

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

CAPITAL STANDARDS

     The Federal Reserve Board imposes risk-based capital requirements and guidelines on CIB Marine, which are substantially similar to the capital requirements and guidelines imposed by the OCC, the OTS and the FDIC on the depository institutions within their jurisdictions. For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market risk equivalent assets. A depository institution's or holding company's capital, in turn, is divided into three tiers:

     - core (commonly referred to as Tier 1) capital, which includes common equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues), and a limited amount of cumulative perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets;

     - supplementary (commonly referred to as Tier 2) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and reserves for credit losses, subject to certain limitations, less certain required deductions; and

     - market risk (commonly referred to as Tier 3) capital, which includes qualifying unsecured subordinated debt.

     CIB Marine, like other financial and bank holding companies, currently is required to maintain Tier 1 capital equal to at least 4% and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 8% of its total risk-weighted assets, including certain off-balance-sheet items, like unused lending commitments and standby letters of credit.

     The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under these market risk requirements, capital must be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

     The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" of Tier 1 capital to adjusted total assets of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements, or 3% plus an additional cushion of at least 100 to 200 basis points if the bank holding company does not meet these requirements.

     The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible asset. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     At December 31, 2001, CIB Marine was in compliance with these minimum capital requirements. CIB Marine's banking subsidiaries must satisfy similar minimum regulatory capital requirements and at December 31, 2001, were in compliance with those requirements. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital" and Note 11--Stockholders' Equity as contained in the Notes to Consolidated Financial Statements.

LIABILITY FOR BANK SUBSIDIARIES

     Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In addition, Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of a stockholder of a national bank whose capital has become impaired. If a stockholder, like CIB Marine, failed within three months, to pay that assessment, the OCC could order the sale of the stockholder's stock to cover the deficiency. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

     Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

     - the "default" of a commonly controlled FDIC-insured depository institution, or

     - any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

"Default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is generally defined as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. All of CIB Marine's subsidiary banks are FDIC-insured depository institutions. If default occurred with respect to a CIB Marine subsidiary bank, any capital loans to that bank from CIB Marine would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations. At December 31, 2001, CIB Marine did not have any capital loans to any of its subsidiary banks.

PROMPT CORRECTIVE ACTION AND REGULATORY RESTRICTIONS

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take prompt corrective action in respect to FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under applicable regulations, an FDIC-insured bank is defined as well capitalized if it maintains a leverage ratio or Tier 1 capital to quarterly average total assets of at least 5%, a total capital ratio or qualifying total capital to risk-weighted assets, including certain off-balance sheet items of at least 10% and a Tier 1 capital ratio or Tier 1 capital to risk-weighted assets of at least 6% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency.

     A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements, if it has a leverage ratio of 4% or greater or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines, a total capital ratio of 8% or greater, and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice.

     FDICIA generally prohibits a depository institution from making any capital distribution, including payment of dividends or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally depending upon where the deposits are solicited; in addition, "pass-through" insurance coverage may not be available for certain employee benefit accounts.

     A number of requirements and restrictions may apply to significantly undercapitalized depository institutions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions may be restricted from making payments of principal and interest on subordinated debt and are subject to appointment of a receiver or conservator. At December 31, 2001, which is the most recent notification from the banks' primary regulators, all of CIB Marine's bank subsidiaries were categorized as well capitalized under the regulatory framework for prompt corrective action.

DIVIDEND RESTRICTIONS

     The Federal Reserve Board's policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

     CIB Marine's ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine's subsidiary banks to pay dividends to it. The ability of state chartered commercial subsidiary banks to pay dividends is subject to restrictions primarily under the banking laws of the state under which the subsidiary bank is organized. In the case of CIB Marine's state chartered banks, the laws of Illinois, Indiana and Wisconsin are applicable. The ability of Marine Bank FSB to pay dividends is subject to OTS regulations applicable to federal savings banks. The ability of Citrus Bank to pay dividends is subject to OCC regulations applicable to national banks.

     Under Illinois law, a bank may generally pay dividends without the approval of the Illinois Office of Banks and Real Estate as long as the amount of the dividend does not exceed net profits then on hand, after first deducting from net profits the bank's losses and bad debts, and subject to certain additional requirements of the Illinois Office of Banks and Real Estate.

     Under Wisconsin law, a bank that meets its regulatory capital requirement may declare dividends based upon undivided profits in an amount the board of directors considers expedient if the board has made provisions for the payment of all expenses, losses, reserves, taxes and interest accrued or due from the bank prior to declaring the dividend from undivided profits. If the bank has declared and paid dividends in either of the two immediately preceding years that exceeded net income for either of those two years, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income without the written consent of the Division of Banking.

     Under Indiana law, a bank may pay dividends without the approval of the Indiana Department of Financial Institutions so long as its capital is unimpaired. In any event, dividends may not exceed undivided profits on hand, less losses, bad debts, certain depreciation and other expenses.

     Under regulations of the OTS, the ability of a federal savings association to pay cash dividends and make other capital distributions are subject to certain limitations. An institution that desires to make a capital distribution may be required to file a notice or an application with the OTS 30 days prior to the proposed declaration of the dividend or approval of the proposed capital distribution by the board of directors of the association. Whether an association needs to file a notice or an application is relevant because the OTS may disapprove a notice or deny an application if it determines that the association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the capital distribution, the distribution raises safety and soundness concerns or the distribution violates a prohibition contained in any statute, regulation, agreement between the association and the OTS or the FDIC, or a condition imposed on the association in an OTS-approved application or notice. If neither the association nor its proposed capital distribution meet any of the criteria for filing a notice or an application, then the association does not need to file a notice or application with the OTS before making a capital contribution.

     An association is required to file an application for a proposed capital distribution if it is not eligible for expedited treatment. An association is not eligible for expedited treatment if it does not have a composite rating of 1 or 2, a satisfactory CRA rating or better, a compliance rating of 1 or 2, does not meet all of its capital requirements or has been notified by supervisory personnel that it is a problem association or an association in troubled condition. Even if an association qualifies for expedited treatment, it must still file an application if the total amount of all of the capital distributions, including the proposed capital distribution by the association during the applicable calendar year, exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years, or following the proposed capital distribution the association would not be adequately capitalized or the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the association and the OTS or the FDIC or violate a condition imposed on the association in an OTS-approved application or notice. An adequately capitalized association is defined as one that has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater, or a leverage ratio of 3.0% or greater if the association is assigned a composite rating of 1, and does not meet the definition of a "well capitalized" savings association.

     An association is required to file a notice for a proposed capital distribution if it is not required to file an application for the distribution and following the proposed capital distribution, it would not be well capitalized or the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire, with some exceptions, any part of debt instruments such as notes or debentures included in capital, or the association is a subsidiary of a savings and loan holding company. A well capitalized association is defined as one that has a total risk-based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement or capital directive or the like issued by the OTS to meet and maintain a specific capital level for any capital measure.

     Under regulations of the OCC, a national bank may pay dividends without the approval of the OCC if the total of all dividends including the proposed dividend, declared by the bank in any calendar year do not exceed the bank's net income of that year to date plus the retained net income of the preceding year. A bank that declares a dividend in excess of its current year net income may attribute dividends in excess of the current year's net income to each of the prior two years to the extent that there is sufficient undistributed net income for those years. However, a national bank may not pay a dividend if the bank would be undercapitalized after the dividend payment is made. The OCC's prior approval is required for payment of dividends exceeding the limitations described above or where the dividend is to be paid in a form other than cash.

     In 2001 a total of $2.1 million in dividends were paid to CIB Marine by its bank and non-bank subsidiaries. As of December 31, 2001, $67.0 million of the total stockholders' equity of the subsidiary banks was available for payment of dividends to CIB Marine without approval by the applicable regulatory authorities.

FEDERAL DEPOSIT INSURANCE

     As FDIC-insured institutions, each of CIB Marine's subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a premium rate schedule, which provides for an assessment range of 0% to 0.27% of deposits, depending on the capital category and supervisory category to which it is assigned. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. The first quarter 2002 debt service assessment was 0.0182%.

RESTRICTIONS ON AFFILIATE TRANSACTIONS

     Transactions between CIB Marine, its subsidiary banks and its non-bank subsidiaries are subject to a number of restrictions. Federal Reserve Board policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, or actual costs plus a reasonable profit. Bank holding companies are also restricted in the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another or engage in certain other transactions, such as purchasing securities issued by an affiliate, purchasing assets from an affiliate, accepting securities issued by an affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate.

QUALIFIED THRIFT LENDER

     The Home Owners' Loan Act ("HOLA") requires savings associations such as Marine Bank FSB to meet a qualified thrift lender ("QTL") test. To meet the QTL test, an association's "Qualified Thrift Investments" must total at least 65.0% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquid investments in an amount not exceeding 20.0% of assets. Qualified Thrift Investments generally consist of residential housing, small business, credit card and educational loans, and loans for personal, family and household purposes. A savings association that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

     - the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;

     - the branching powers of the association shall be restricted to those of a national bank;

     - the institution shall not be eligible to obtain any advances from its FHLB; and

     - payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank.

     Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances subject to safety and soundness considerations.

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

     On September 11, 2001 there were terrorist attacks on the United States. Management is unaware of any direct impact these events have had or will have on the financial position or results of operations of CIB Marine. Furthermore, it is unknown as to whether, or to what extent, these events will have directly or indirectly on CIB Marine's financial position and results of operations in the future.

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

     - Changes in the legislative and regulatory environment which adversely affect CIB Marine that result in increased competition or operating expenses;

     - Changes in accounting policies and practices;

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

     - The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigations; and

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

ITEM 2. PROPERTIES

     The following table provides information relating to the material real properties owned or leased by CIB Marine's subsidiaries as of December 31, 2001. CIB Marine's subsidiary banks lease or sublease office space to CIB Marine and to its non-bank subsidiaries. CIB Marine does not separately own or lease any real property.

                                                                  OWNED
                          LOCATION                              OR LEASED    DATE OPENED
                          --------                              ---------    -----------
CENTRAL ILLINOIS BANK FACILITIES:
Sidney, Illinois............................................      Owned          9/87
Champaign, Illinois.........................................      Owned          9/88
Urbana, Illinois............................................      Owned          3/90
Arrowsmith, Illinois........................................      Owned         10/91
Champaign, Illinois (Midtown)...............................      Owned          4/94
Rantoul, Illinois...........................................     Leased         11/94
Monticello, Illinois........................................     Leased          5/95
Danville, Illinois..........................................      Owned          8/95
Decatur, Illinois...........................................     Leased         10/95
Arthur, Illinois............................................      Owned         10/96
Morton, Illinois............................................     Leased         10/96
Peoria, Illinois............................................     Leased          9/97
East Peoria, Illinois.......................................      Owned         10/97
Springfield, Illinois.......................................     Leased          4/99
Peoria, Illinois (Fulton)...................................     Leased         10/99
Lincoln, Illinois...........................................      Owned          4/00
Bloomington, Illinois *.....................................      Owned         10/00
Peoria, Illinois (Knoxville)................................     Leased         12/01
CIB-CHICAGO FACILITIES:
Hillside, Illinois..........................................     Leased          6/94
Willow Springs, Illinois....................................      Owned          7/96
Niles, Illinois.............................................     Leased          8/96
Elk Grove Village, Illinois.................................      Owned         10/96
Chicago, Illinois (Downtown)................................     Leased         10/96
Bolingbrook, Illinois.......................................     Leased          2/97
Elmhurst, Illinois..........................................     Leased          6/98
Gurnee, Illinois............................................     Leased          7/98
Mount Prospect, Illinois....................................      Owned          3/99
Arlington Heights, Illinois.................................      Owned          3/99
Northbrook, Illinois........................................     Leased          4/99
Zion, Illinois..............................................      Owned          9/99
Frankfort, Illinois.........................................     Leased          1/00
MARINE BANK-MILWAUKEE FACILITIES:
Cedarburg, Wisconsin........................................      Owned          9/97
Grafton, Wisconsin..........................................      Owned          9/97
Pewaukee, Wisconsin.........................................     Leased          2/98
Wauwatosa, Wisconsin........................................     Leased          5/98
Milwaukee, Wisconsin (Downtown).............................     Leased          4/99
Franklin, Wisconsin.........................................     Leased          8/00
Brookfield, Wisconsin.......................................     Leased          9/01

                                                                  OWNED
                          LOCATION                              OR LEASED    DATE OPENED
                          --------                              ---------    -----------
CIB-INDIANA FACILITIES:
Indianapolis, Indiana (Fox Road)............................     Leased          3/98
Indianapolis, Indiana (Emerson Way).........................     Leased          9/98
Indianapolis, Indiana (Monument Circle).....................     Leased          4/99
Indianapolis, Indiana (Rockville Road)......................      Owned          3/00
Carmel, Indiana.............................................     Leased          8/00
MARINE BANK FSB FACILITIES:
Omaha, Nebraska.............................................     Leased         11/99
Scottsdale, Arizona.........................................     Leased         10/01
CITRUS BANK NA FACILITIES:
Vero Beach, Florida.........................................      Owned          4/90
Sebastian, Florida..........................................      Owned          2/93
Barefoot Bay, Florida.......................................      Owned          9/96
North Miami Beach, Florida..................................     Leased         12/01
MICR, INC.
Mukilteo, Washington........................................     Leased         10/00

-------------------------
* CIB Marine combined its Normal and Bloomington, Illinois facilities into a new Bloomington facility in October 2000. The site on which this property is located is subject to a fifty-year land lease. The Normal facility originally opened in November 1992 and was subsequently sold in December 2000. The prior Bloomington facility originally opened in December 1995 and is currently occupied by Mortgage Services, Inc.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     CIB Marine did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal year 2001.

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

               NAME AND AGE                                    OFFICE AND EXPERIENCE
               ------------                                    ---------------------
J. Michael Straka, 64(1)..................    Mr. Straka is the President and Chief Executive Officer
                                              of CIB Marine and has held those positions since 1987.
                                              Prior to assuming those positions, Mr. Straka was head
                                              of the international division of a large Milwaukee-based
                                              regional bank where he was employed for 26 years.
Donald M. Trilling, 71....................    Mr. Trilling is Chairman of the Board of Directors of
                                              CIB Marine and has held that position since 1987. Since
                                              1983, Mr. Trilling has been Secretary of Illinois Tile
                                              Distributors Inc., an importer and distributor of
                                              ceramic tiles, and was President of Tiles of Italy,
                                              Ltd., an importer of ceramic tiles, from 1975 to 2001.
Michael L. Rechkemmer, 52.................    Mr. Rechkemmer has been Executive Vice President of CIB
                                              Marine since July 1999 and Chief Operations Officer
                                              since April 2000. He was CIB-Chicago's Vice Chairman and
                                              Chief Operating Officer from January 1997 to June 1998
                                              and its President and Chief Executive Officer from July
                                              1994 to December 1996. Prior to joining CIB-Chicago, Mr.
                                              Rechkemmer was President and Chief Executive Officer of
                                              Mid America Bank N.A. from January 1991 to June 1994.
Steven T. Klitzing, 39....................    Mr. Klitzing is Senior Vice President, Chief Financial
                                              Officer, Treasurer and Assistant Secretary of CIB Marine
                                              and has held those positions since December 1993. Mr.
                                              Klitzing has been with CIB Marine since 1986 and has
                                              held various positions with CIB Marine and its
                                              subsidiaries since that date.
Donald J. Straka, 39(1)...................    Mr. Straka is Senior Vice President, Secretary and
                                              General Counsel of CIB Marine and has held those
                                              positions since July 1997. Mr. Straka has been engaged
                                              in the practice of law since 1987. In 1992, Mr. Straka
                                              joined the law firm of Brashear & Ginn and he was a
                                              partner of that firm from 1995 to 1997.
Stephen C. Bonnell, 51....................    Mr. Bonnell has been a Senior Vice President of CIB
                                              Marine since October 1994 and Chief Credit Officer since
                                              January 1996. Mr. Bonnell served in various capacities
                                              with CIB Marine, its subsidiaries and their predecessors
                                              from 1972 to October 1994.
Patrick J. Straka, 35(1)..................    Mr. Straka is Senior Vice President and Chief Investment
                                              Officer of CIB Marine and has held those positions since
                                              February 1999. He was a Vice President, Investment
                                              Officer and General Auditor of CIB Marine from 1995 to
                                              February 1999. Mr. Straka served in various positions
                                              with CIB Marine from 1992 to 1995.

-------------------------
(1) J. Michael Straka is the father of Donald J. Straka and Patrick J. Straka.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for CIB Marine's common stock. CIB Marine has offered and sold, from time to time, shares of its common stock in private placement transactions. As of March 15, 2002, there were approximately 1,488 holders of record of CIB Marine's common stock.

     CIB Marine has not paid cash dividends on its common stock during the two most recent fiscal years. CIB Marine currently reinvests earnings to support continued growth, but will periodically consider whether to pay cash dividends in the future. Restrictions on CIB Marine's ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed elsewhere in this Annual Report on Form 10-K. See, "Business -- Supervision and Regulation -- Dividend Restrictions." See also Note 11 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     On December 20, 2000, CIB Marine commenced a $1.0 million private placement offering of its common stock at $19.71 per share, which terminated on January 31, 2001. Although no funds were received in December 2000, CIB Marine sold 22,709 shares in this offering in January 2001 for a total of $0.4 million. On April 18, 2001 CIB Marine commenced a $3.0 million private placement offering of its common stock at $20.95 per share, which terminated on June 22, 2001. CIB Marine sold 264,329 shares in this offering for a total of $5.5 million. On February 1, 2002, CIB Marine commenced a $5.0 million private placement offering of its common stock at $23.22 per share, which is expected to terminate on March 31, 2002, unless extended by CIB Marine. Through March 15, 2002, CIB Marine has sold 28,430 shares in this offering for a total of $0.7 million.

     All of these offerings were made to a limited number of accredited investors. Each of the offerings was made pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and the provisions of Rule 506 of Regulation D under the Act. CIB Marine did not incur any commissions or underwriting discounts in any of these offerings.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth CIB Marine's selected consolidated financial data. The selected financial data as it relates to the five-year period ended December 31, 2001, has been derived from CIB Marine's audited consolidated financial statements. On June 19, 2000, CIB Marine announced that its Board of Directors approved a 150-for-1 split of CIB Marine's outstanding shares of common stock. The stock split was effected in the form of a stock dividend and each shareholder of record at the close of business on July 1, 2000, received 149 additional shares of common stock for every share of common stock held. The stock dividends resulting from the stock split were distributed by CIB Marine's transfer agent on or about July 25, 2000. All share and per share data contained in this document have been restated to reflect the effect of this stock split. On September 17, 2001, CIB Marine acquired Citrus Financial Services, Inc. including its banking subsidiary, Citrus Bank, N.A. through a merger transaction. The merger was accounted for as a pooling of interests and all prior periods have been restated to include the financial information of Citrus Financial as if CIB Marine and Citrus Financial had always been combined. The following information should be read in conjunction with the consolidated financial statements, including the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere herein.

                          CIB MARINE BANCSHARES, INC.

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                              AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                   2001          2000          1999          1998          1997
                                                   ----          ----          ----          ----          ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
Interest and dividend income:
  Loans.......................................  $   174,355   $   161,381   $   104,022   $    72,795   $    51,522
  Loans held for sale.........................        1,919           454           795         1,358           283
  Securities:
    Taxable...................................       22,722        23,850        14,860        10,121         8,038
    Tax-exempt................................        2,842         2,821         1,808         1,359           908
    Dividends.................................          304           349           279           230           208
  Federal funds sold..........................        1,126         1,340           817           946           713
                                                -----------   -----------   -----------   -----------   -----------
      Total interest and dividend income......      203,268       190,195       122,581        86,809        61,672
                                                -----------   -----------   -----------   -----------   -----------
Interest expense:
  Deposits....................................      100,590       102,466        62,361        43,718        32,170
  Short-term borrowings.......................        8,481         7,113         1,510           409           180
  Long-term borrowings........................        2,633         1,792           841         1,012           593
  Guaranteed trust preferred securities.......        4,024         1,351            --            --            --
                                                -----------   -----------   -----------   -----------   -----------
      Total interest expense..................      115,728       112,722        64,712        45,139        32,943
                                                -----------   -----------   -----------   -----------   -----------
      Net interest income.....................       87,540        77,473        57,869        41,670        28,729
Provision for loan losses.....................       12,743         9,454         6,785         4,756         4,261
                                                -----------   -----------   -----------   -----------   -----------
      Net interest income after provision for
         loan loss............................       74,797        68,019        51,084        36,914        24,468
                                                -----------   -----------   -----------   -----------   -----------
Noninterest income:
  Banking and trust service fees..............       14,793         7,591         5,378         6,036         3,647
  Gain (Loss) on sale of Assets...............           --           459           801            (9)           (1)
  Other Income................................        1,542           733           146           160           141
  Gain on Investment Securities, net..........        4,028            31             2           347           136
                                                -----------   -----------   -----------   -----------   -----------
      Total noninterest income................       20,363         8,814         6,327         6,534         3,923
                                                -----------   -----------   -----------   -----------   -----------
Noninterest expense:
  Salaries and employee benefits..............       33,150        27,388        22,225        18,580        11,473
  Equipment...................................        3,236         2,990         2,503         1,834         1,882
  Occupancy and premises......................        5,297         4,159         3,384         2,452         1,513
  Professional services.......................        1,959         1,945         1,282           765           873
  Advertising/marketing.......................        1,035           965           887           754         1,023
  Amortization of intangibles.................        1,325         1,399         1,057           345           270
  Telephone & Data Communications.............        1,508         1,090           916           684           481
  Merger Expenses.............................          477            --            --            --            --
  Other.......................................        6,267         5,251         4,648         3,968         2,637
                                                -----------   -----------   -----------   -----------   -----------
      Total noninterest expense...............       54,254        45,187        36,902        29,382        20,152
                                                -----------   -----------   -----------   -----------   -----------
Income before income taxes....................       40,906        31,646        20,509        14,066         8,239
Income tax expense............................       13,989        10,975         7,250         4,848         2,674
                                                -----------   -----------   -----------   -----------   -----------
         Net income...........................  $    26,917   $    20,671   $    13,259   $     9,218   $     5,565
                                                ===========   ===========   ===========   ===========   ===========
PER SHARE DATA
  Basic earnings..............................  $      1.52   $      1.19   $      0.80   $      0.59   $      0.48
  Diluted earnings............................         1.49          1.17          0.79          0.59          0.48
  Dividends...................................           --            --            --            --            --
  Book value (at end of year).................        13.27         11.57          9.94          9.12          7.58
SELECTED FINANCIAL CONDITION DATA
  Securities..................................  $   419,375   $   506,399   $   370,025   $   222,266   $   170,219
  Loans, including held for sale..............    2,423,777     1,847,431     1,459,692       985,911       666,766
  Total assets................................    2,945,489     2,463,285     1,912,899     1,270,574       876,421
  Deposits....................................    2,270,357     2,038,093     1,607,547     1,087,736       745,431
  Borrowings, including guaranteed trust
    preferred securities......................      421,870       204,779       123,206        23,471        18,753
  Stockholders' equity........................      237,142       203,367       169,703       150,543       106,554

                                                              AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                   2001          2000          1999          1998          1997
                                                   ----          ----          ----          ----          ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED FINANCIAL RATIOS AND OTHER DATA
Performance Ratios:
  Net Interest Margin(1)......................         3.46%         3.71%         3.97%         4.24%         4.13%
  Net Interest Spread(2)......................         2.86          3.03          3.28          3.36          3.39
  Noninterest income to average assets........         0.77          0.40          0.41          0.61          0.53
  Noninterest expense to average assets.......         2.05          2.04          2.39          2.76          2.70
  Net overhead ratio(3).......................         1.28          1.64          1.98          2.15          2.18
  Efficiency ratio(4).........................        51.38         51.12         56.49         59.36         60.66
  Return on average assets(5).................         1.01          0.94          0.86          0.87          0.74
  Return on average equity(6).................        12.11         11.14          8.45          7.00          7.39
Asset Quality Ratios:
  Nonaccrual loans to loans, including held
    for sale..................................         1.42%         0.85%         0.24%         0.42%         0.39%
  Allowance for loan losses to loans,
    including held for sale...................         1.41          1.30          1.11          1.13          1.07
  Allowance for loan losses to nonperforming
    assets....................................        90.06        127.03        252.91        212.83        139.04
  Net charge-offs to average loans including
    held for sale.............................         0.13          0.10          0.14          0.09          0.31
  Nonperforming assets to total assets(7).....         1.28          0.77          0.34          0.41          0.58
  Nonaccrual loans and 90+ days past due loans
    to loans, including held for sale.........         1.48          0.91          0.48          1.02          0.65
  Nonaccrual loans and 90+ days past due loans
    to total assets...........................         1.22          0.68          0.36          0.79          0.49
  Nonperforming assets and 90+ days past due
    to total assets...........................         1.34          0.81          0.52          0.88          0.78
  Allowance as a percent of nonperforming
    assets and 90+ days past due loans........        86.55        120.07        163.33         99.56        104.55
Balance Sheet Ratios:
  Average loans to average deposits...........         1.01%         0.90%         0.88%         0.90%         0.83%
  Average interest-earning assets to average
    interest-bearing liabilities..............         1.13          1.13          1.16          1.20          1.16
Capital Ratios:
  Total equity to total assets................         8.05%         8.26%         8.87%        11.85%        12.16%
  Total risk-based capital ratio..............        10.64         10.69         10.29         14.39         15.24
  Tier 1 risk-based capital ratio.............         9.42          9.61          9.33         13.37         14.25
  Leverage capital ratio......................         9.32          8.88          8.99         12.21         12.00
Other Data:
  Number of employees (FTE)...................          725           654           551           462           353
  Number of banking facilities................           49            45            41            33            27
  Shares outstanding at the end of period.....   17,876,752    17,578,135    17,074,991    16,514,244    14,051,544
  Weighted average shares
    outstanding -- basic......................   17,751,752    17,381,478    16,528,981    15,508,958    11,487,940
  Weighted average shares
    outstanding -- diluted....................   18,083,013    17,622,964    16,741,410    15,743,745    11,677,681

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, selected financial data appearing elsewhere within this report, and management's discussion and analysis are, to a large degree, dependent upon CIB Marine's accounting policies. The selection and application of these accounting policies involve judgements, estimates and uncertainties that are susceptible to change.

     Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of CIB Marine's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgements about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

ALLOWANCE FOR LOAN LOSSES

     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio. CIB Marine maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurances they are maintained in accordance with GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

     CIB Marine evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows from the loan or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (SFAS 5) with a group of loans that have similar characteristics.

     For loans without individual measures of impairment, CIB Marine makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loans grade and the general collateral type. A loss rate reflecting the expected losses inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the term of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

     The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses. This estimate of losses is compared to the allowance for loan and lease losses of CIB Marine as of the evaluation date, and if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside of a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. CIB Marine recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that, the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

DERIVATIVE AND HEDGING ACTIVITIES

     CIB Marine utilizes derivative instruments primarily to hedge against market risks in order to reduce earnings volatility attributable to changes in market interest rates. The derivative instruments utilized by CIB Marine include primarily interest rate swaps and forward contracts, but market risk policies of CIB Marine allow for the use of other derivative instruments.

     Effective January 1, 2001, CIB Marine adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which establishes new rules for the recognition and measurement of derivatives and hedging activities.

     Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, CIB Marine designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("Fair-Value Hedge"), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("Cash-Flow Hedge"), or held for trading ("Trading Instruments"). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Fair-Value Hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, including losses or gains on firm commitments, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Cash-Flow Hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows. Changes in the fair value of Trading Instruments are reported in current-period earnings.

     CIB Marine formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as Fair-Value Hedges, Cash-Flow Hedges, or Foreign-Currency Hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. CIB Marine formally assesses, both at the hedge's inception and on an ongoing quarterly basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items, and/or whether they are expected to continue to be highly effective in the future period and how ineffectiveness, if any, will be measured. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, CIB Marine discontinues hedge accounting prospectively.

     CIB Marine discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, including firm commitments or forecasted transactions; the derivative expires or is sold, terminated, or exercised; the derivative is designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; a hedged firm commitment no longer meets the definition of a firm commitment; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

     CIB Marine utilizes interest rate swaps to hedge the changes in fair value of fixed rate borrowings and deposits attributable to changes in market interest rates. CIB Marine primarily engages in floating-pay, fixed-receive swaps, whereby CIB Marine pays a floating interest rate based upon an index and receives a fixed rate of interest. This type of transaction is used to hedge the exposure of changes in fair value of a fixed rate liability, and effectively change the net interest cash flows from fixed rate to floating rate. This particular transaction is engaged in to provide a hedged funding liability that more closely offsets the market risk of certain floating rate assets whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.

     CIB Marine's mortgage banking activities include the issuance of commitments to extend residential mortgage loans. When the loan is originated or purchased it is recorded as a residential mortgage loan held for sale. The residential mortgage loans held for sale are hedged with conditional forward contracts and a Fair Value Hedge is designated under SFAS 133. CIB Marine is in a short position with conditional forward contracts, whereby CIB Marine agrees to sell residential mortgage loans held for sale at a pre-established price at some future date, and in a long position with the residential mortgage loans held for sale. The hedging relationship is highly effective and hedges changes in the fair value of the residential mortgage loans held for sale due to interest rate changes. The notional amount of conditional forward contracts outstanding varies and is a function of the current residential mortgage loans held for sale and commitments to extend mortgage loans to be held for sale.

     If different assumptions and conditions were to prevail, hedge ineffectiveness could be greater than expected which could invalidate hedge accounting and could result in gains or losses recognized which could be material to the Consolidated Financial Statements. Hedge accounting could also be discontinued retroactive to the inception of the hedge if the documentation requirements of generally accepted accounting principles were deemed not to have been met contemporaneous with the inception of the hedge. Materially different results of operations could occur in that eventuality.

DEFERRED LOAN FEES

     As part of the lending process CIB Marine receives fees from borrowers or potential borrowers related to loans underwritten. All origination fees received in the origination of a loan that are not pass-through fees, and certain direct origination costs are deferred and amortized over the life of the loan as a yield adjustment. The contractual term of the loan is generally used as the amortization period. The interest method is used in calculating the amount of fees and costs to be amortized in each period. Commitment fees are deferred and amortized into income over the commitment period. If the commitment is exercised, any remaining deferred fees are recognized as a yield adjustment over the life of the related loan. In addition, CIB Marine receives fees according to the terms of the loan that are triggered by certain activities during the contractual loan period, such as success fees and prepayment penalties. Prepayment, late and other contracted performance penalty fees are recognized in income when the activity that triggers the fee takes place. Success or other back-end guaranteed fees are accrued and recognized in income beginning at such time as CIB Marine determines those fees are likely to be collectable in the future.

     If different assumptions or conditions were to prevail, loan fees previously recognized may need to be adjusted and the amount and timing of loan fees to be recognized in income in the future may also be adjusted and could be material to the Consolidated Financial Statements.

INCOME TAXES

     CIB Marine recognizes expense for federal and state income taxes payable as well as deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Furthermore, income tax returns are subject to audit by the IRS and state taxing authorities. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. CIB Marine believes it has adequately provided for all income taxes payable. Realization of deferred tax assets is dependent upon CIB Marine generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense.

INTRODUCTION

     The following is a discussion and analysis of CIB Marine's consolidated financial condition as of December 31, 2001 and 2000, its changes in financial condition and results of operations for the three years ended December 31, 2001, 2000 and 1999. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. On September 17, 2001, CIB Marine acquired Citrus Financial Services, Inc. including its banking subsidiary, Citrus Bank, N.A. through a merger transaction. The merger was accounted for as a pooling of interests and the consolidated financial statements for all prior periods have been restated to include the financial information of Citrus Financial as if CIB Marine and Citrus Financial had always been combined. Pursuant to the terms of the merger agreement, each share of Citrus Financial was exchanged for .4634 shares of CIB Marine. CIB Marine issued 669,253 shares of its voting common stock to shareholders of Citrus Financial and paid cash of $0.2 million to dissenters and for fractional shares. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes contained in Item 8 of this Form 10-K. All dollar amounts are rounded.

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

OVERVIEW

     CIB Marine had net income of $26.9 million in 2001, as compared to $20.7 million in 2000 and $13.3 million in 1999, an increase of 30.2% in 2001 over 2000, and an increase of 55.9% in 2000 over 1999. Total assets at December 31, 2001, were $2.9 billion, which represented a 19.6% increase from total assets of $2.5 billion at December 31, 2000. Total assets increased 28.8% during 2000, from $1.5 billion at December 31, 1999.

     CIB Marine's growth has been largely attributable to the implementation of its growth strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel and expanding in both new and existing markets. In 2001, CIB Marine established four new branch facilities and acquired Citrus Financial which at the time of acquisition had total assets of $84.2 million and three full-service banking facilities. In 2000, CIB Marine established four new branch facilities. In 1999, CIB Marine established Marine Bank FSB, opened five new branch facilities, acquired three existing facilities with a total of $144.0 million in deposits and sold one facility with $12.2 million in deposits.

     CIB Marine raised a significant portion of the capital necessary to facilitate its growth through the sales of its common stock in private placement offerings in 2001, 2000 and 1999, as well as in prior years, and through the issuance of guaranteed trust preferred securities in 2001 and 2000. The guaranteed trust preferred securities qualify as Tier 1 capital for regulatory purposes, but are accounted for as debt for financial reporting purposes.

     The following table provides an overview of CIB Marine's growth. The table indicates the percentage increase in the average balance sheet or income statement items at or for the years ended December 31, 2001, 2000 and 1999, in each case as compared to the prior year.

                                                                           AS OF DECEMBER 31,
                                                             -----------------------------------------------
                                                             2001 VS. 2000    2000 VS. 1999    1999 VS. 1998
                                                             -------------    -------------    -------------
SELECTED AVERAGE BALANCE SHEET ITEMS
Total loans, including held for sale.....................        26.46%           42.54%           45.43%
Total earning assets.....................................        21.09            43.64            45.33
Total assets.............................................        20.00            43.04            45.24
Total deposits...........................................        12.31            39.36            50.68
Total interest-bearing liabilities.......................        20.67            47.35            50.43

                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                             2001 VS. 2000    2000 VS. 1999    1999 VS. 1998
                                                             -------------    -------------    -------------
SELECTED INCOME STATEMENT ITEMS
Net interest income after provision for loan loss (TE)...         9.83%           33.64%           37.80%
Noninterest income.......................................       131.03            39.31           (3.17)
Noninterest expense......................................        20.07            22.45            25.59
Net income...............................................        30.22            55.90            43.84
Diluted earnings per share...............................        27.35            48.10            33.90

-------------------------
(TE) - Tax equivalent basis of 35%

RESULTS OF OPERATIONS

     NET INCOME

     CIB Marine had net income of $26.9 million in 2001, $20.7 million in 2000 and $13.3 million in 1999, an increase of 30.2% from 2000 to 2001, and 55.9% from 1999 to 2000. The increases in net income for these periods were primarily a result of an increase in average earning assets and the corresponding net interest income earned on these earning assets, and an increase in noninterest income due to increased mortgage banking revenue. The increases in income were offset in part by increases in noninterest expenses, the provision for loan loss and income tax expense.

     In addition, net income for 2001 included a $4.0 million pre-tax, or $2.6 million after-tax, gain on the sale of available for sale securities, and $0.5 million pre-tax, or $0.4 million after-tax, in merger-related charges. Net income for 2000 included a $0.3 million pre-tax, or $0.2 million after-tax, gain on the sale of a branch building, and a $0.2 million pre-tax, or $0.1 million after-tax, gain on the sale of Marine Trust and Investment Company. Net income for 1999 included a $0.8 million pre-tax, or $0.5 million after-tax, gain on the sale of a branch facility.

     Diluted earnings per share were $1.49 in 2001, $1.17 in 2000 and $0.79 in 1999, representing an increase of 27.4% from 2000 to 2001, and 48.1% from 1999 to 2000. The percentage growth in earnings per share has been less than the percentage growth in net income primarily due to an increase in the number of shares outstanding as a result of CIB Marine's issuance of additional shares of common stock in private placement offerings during each of these periods and the increase in the dilutive effect of outstanding stock options.

     NET INTEREST INCOME

     Net interest income is the most significant component of CIB Marine's earnings. Net interest income is the difference between interest earned on interest-earning assets and interest paid on deposits and other borrowed funds. Net interest margin is this difference expressed as a percentage of average earning assets. The amount of CIB Marine's net interest income is affected by several factors, including interest rates and the volume and relative mix of interest-earning assets and interest-bearing liabilities. Although CIB Marine can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond CIB Marine's control.

     The following table sets forth information regarding average balances, interest income and interest expense, and the average rates earned or paid for each of CIB Marine's major asset, liability and stockholders' equity categories. The following table expresses interest income on a tax equivalent (TE) basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by these tax-exempt assets.

                                                                  YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                                        2001                                    2000
                                        -------------------------------------   -------------------------------------
                                         AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                         BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                         -------     -----------   ----------    -------     -----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE):
Securities:
 Taxable..............................  $  387,431    $ 23,026         5.94%    $  387,986    $ 24,199         6.24%
 Tax-exempt...........................      59,545       4,372         7.34         55,275       4,340         7.85
                                        ----------    --------       ------     ----------    --------       ------
 Total Securities.....................     446,976      27,398         6.13        443,261      28,539         6.44
Loans (1)(2):
 Commercial and agricultural..........   2,013,751     168,963         8.39      1,594,113     155,219         9.74
 Real estate..........................      54,039       4,312         7.98         48,221       4,353         9.03
 Installment and other consumer.......      14,985       1,270         8.48         21,912       1,943         8.87
                                        ----------    --------       ------     ----------    --------       ------
   Total loans........................   2,082,775     174,545         8.38      1,664,246     161,515         9.71
Federal funds sold....................      25,267       1,126         4.46         20,230       1,340         6.62
Loans held for sale...................      27,756       1,919         6.91          5,224         454         8.69
                                        ----------    --------       ------     ----------    --------       ------
   Total interest-earning assets
     (TE).............................   2,582,774    $204,988         7.94      2,132,961    $191,848         9.00
                                                      --------       ------                   --------       ------
NONINTEREST-EARNING ASSETS:
Cash and due from banks...............      20,603                                  21,971
Premises and equipment................      25,837                                  25,074
Allowance for loan loss...............     (28,918)                                (20,461)
Accrued interest receivable and other
 assets...............................      52,581                                  51,214
                                        ----------                              ----------
 Total noninterest-earning assets.....      70,103                                  77,798
                                        ----------                              ----------
   Total Assets.......................  $2,652,877                              $2,210,759
                                        ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Interest-bearing demand deposits.....  $   53,670    $  1,025         1.91%    $   49,556    $  1,273         2.57%
 Money market.........................     245,754       8,622         3.51        183,970      10,103         5.49
 Other savings deposits...............      45,893         971         2.12         44,378       1,405         3.17
 Time deposits........................   1,615,016      89,972         5.57      1,464,359      89,685         6.12
                                        ----------    --------       ------     ----------    --------       ------
   Total interest-bearing deposits....   1,960,333     100,590         5.13      1,742,263     102,466         5.88
Borrowings -- short-term..............     223,369       8,481         3.80        103,853       7,113         6.85
Borrowings -- long-term...............      57,301       2,633         4.60         29,811       1,792         6.01
Guaranteed trust preferred
 securities...........................      37,863       4,024        10.63         12,514       1,351        10.80
                                        ----------    --------       ------     ----------    --------       ------
   Total borrowed funds...............     318,533      15,138         4.75        146,178      10,256         7.02
   Total interest-bearing
     liabilities......................   2,278,866    $115,728         5.08%     1,888,441    $112,722         5.97%
                                                      --------       ------                   --------       ------
NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing demand deposits...     132,731                                 121,380
Accrued Interest and other
 liabilities..........................      19,038                                  15,430
                                        ----------                              ----------
   Total noninterest-bearing
     liabilities......................     151,769                                 136,810
                                        ----------                              ----------
Stockholders' Equity..................     222,242                                 185,508
                                        ----------                              ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY...............................  $2,652,877                              $2,210,759
                                        ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
 RATE SPREAD(3).......................                $ 89,260         2.86%                  $ 79,126         3.03%
                                                      ========       ======                   ========       ======
NET INTEREST MARGIN (TE)(4)...........                                 3.46%                                   3.71%
                                                                     ======                                  ======

                                              YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                                        1999
                                        -------------------------------------
                                         AVERAGE      INTEREST      AVERAGE
                                         BALANCE     EARNED/PAID   YIELD/COST
                                         -------     -----------   ----------
                                               (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE):
Securities:
 Taxable..............................  $  262,160    $ 15,139        5.77%
 Tax-exempt...........................      36,311       2,782        7.66
                                        ----------    --------       -----
 Total Securities.....................     298,471      17,921        6.00
Loans (1)(2):
 Commercial and agricultural..........   1,083,606      97,673        9.02
 Real estate..........................      51,464       4,205        8.17
 Installment and other consumer.......      26,806       2,219        8.28
                                        ----------    --------       -----
   Total loans........................   1,161,876     104,097        8.97
Federal funds sold....................      15,597         817        5.24
Loans held for sale...................       8,972         795        8.86
                                        ----------    --------       -----
   Total interest-earning assets
     (TE).............................   1,484,916    $123,630        8.33
                                                      --------       -----
NONINTEREST-EARNING ASSETS:
Cash and due from banks...............      18,575
Premises and equipment................      22,354
Allowance for loan loss...............     (13,584)
Accrued interest receivable and other
 assets...............................      33,318
                                        ----------
 Total noninterest-earning assets.....      60,663
                                        ----------
   Total Assets.......................  $1,545,579
                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Interest-bearing demand deposits.....  $   43,899    $  1,054        2.40%
 Money market.........................     136,202       6,339        4.65
 Other savings deposits...............      43,207       1,385        3.21
 Time deposits........................   1,016,488      53,583        5.27
                                        ----------    --------       -----
   Total interest-bearing deposits....   1,239,796      62,361        5.03
Borrowings -- short-term..............      25,262       1,507        5.97
Borrowings -- long-term...............      16,555         844        5.10
Guaranteed trust preferred
 securities...........................          --          --          --
                                        ----------    --------       -----
   Total borrowed funds...............      41,817       2,351        5.62
   Total interest-bearing
     liabilities......................   1,281,613    $ 64,712        5.05%
                                                      --------       -----
NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing demand deposits...      97,475
Accrued Interest and other
 liabilities..........................       9,563
                                        ----------
   Total noninterest-bearing
     liabilities......................     107,038
                                        ----------
Stockholders' Equity..................     156,928
                                        ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY...............................  $1,545,579
                                        ==========
NET INTEREST INCOME (TE) AND INTEREST
 RATE SPREAD(3).......................                $ 58,918        3.28%
                                                      ========       =====
NET INTEREST MARGIN (TE)(4)...........                                3.97%
                                                                     =====

-------------------------
(TE) -- Tax equivalent basis of 35%

(1) Loan balance totals include non-accrual loans.

(2) Interest earned on loans include amortized loan fees of $7.5 million, $6.1 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(3) Interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(4) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

     Net interest income on a tax equivalent basis was $89.3 million in 2001, $79.1 million in 2000 and $58.9 million in 1999, representing a 12.7% increase in 2001 over 2000 and a 34.3% increase in 2000 from 1999. The increases in the volume of earning assets net of interest-bearing liabilities accounted for substantially all of the increase in net interest income for both 2001 and 2000, and were partially offset by 17 and 25 basis point decreases, respectively, in the net interest spread from the previous years.

     The following table presents an analysis of changes in net interest income, on a tax equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                      YEAR ENDED DECEMBER 31, 2001              YEAR ENDED DECEMBER 31, 2000
                                               COMPARED TO                              COMPARED TO
                                    YEAR ENDED DECEMBER 31, 2000 (1)          YEAR ENDED DECEMBER 31, 1999 (1)
                                 ---------------------------------------   --------------------------------------
                                 VOLUME      RATE      TOTAL    % CHANGE   VOLUME     RATE      TOTAL    % CHANGE
                                 ------      ----      -----    --------   ------     ----      -----    --------
                                                              (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable..........  $   (35)  $ (1,138)  $(1,173)    (4.85)%  $ 7,765   $ 1,295   $ 9,060     59.85%
Securities -- tax-exempt.......      324       (292)       32      0.74      1,487        71     1,558     56.00
                                 -------   --------   -------    ------    -------   -------   -------    ------
    Total Securities...........      289     (1,430)   (1,141)    (4.00)     9,252     1,366    10,618     59.25
Commercial and agricultural....   37,156    (23,412)   13,744      8.85     49,170     8,376    57,546     58.92
Real estate....................      494       (535)      (41)    (0.94)      (275)      423       148      3.52
Installment and other
  consumer.....................     (590)       (83)     (673)   (34.64)      (426)      150      (276)   (12.44)
                                 -------   --------   -------    ------    -------   -------   -------    ------
    Total Loans (including
      fees)....................   37,060    (24,030)   13,030      8.07     48,469     8,949    57,418     55.16
Federal funds sold.............      286       (500)     (214)   (15.97)       277       246       523     64.01
Loans held for sale............    1,576       (111)    1,465    322.69       (326)      (15)     (341)   (42.89)
                                 -------   --------   -------    ------    -------   -------   -------    ------
  TOTAL INTEREST INCOME (TE)...   39,211    (26,071)   13,140      6.85     57,672    10,546    68,218     55.18
                                 -------   --------   -------    ------    -------   -------   -------    ------
INTEREST EXPENSE
Interest-bearing demand
  deposits.....................       99       (347)     (248)   (19.48)       142        77       219     20.78
Money market...................    2,803     (4,284)   (1,481)   (14.66)     2,487     1,277     3,764     59.38
Other savings deposits.........       47       (481)     (434)   (30.89)        37       (17)       20      1.44
Time deposits..................    8,783     (8,496)      287      0.32     26,403     9,699    36,102     67.38
                                 -------   --------   -------    ------    -------   -------   -------    ------
    Total Deposits.............   11,732    (13,608)   (1,876)    (1.83)    29,069    11,036    40,105     64.31
Borrowings -- short term.......    5,556     (4,188)    1,368     19.23      5,352       254     5,606    372.00
Borrowings -- long term........    1,342       (501)      841     46.93        775       173       948    112.32
Guaranteed trust preferred
  securities...................    2,695        (22)    2,673    197.85      1,351        --     1,351        --
                                 -------   --------   -------    ------    -------   -------   -------    ------
    Total Borrowed Funds.......    9,593     (4,711)    4,882     47.60      7,478       427     7,905    336.24
                                 -------   --------   -------    ------    -------   -------   -------    ------
  TOTAL INTEREST EXPENSE.......   21,325    (18,319)    3,006      2.67     36,547    11,463    48,010     74.19
                                 -------   --------   -------    ------    -------   -------   -------    ------
    NET INTEREST INCOME (TE)...  $17,886   $ (7,752)  $10,134     12.81%   $21,125   $  (917)  $20,208     34.30%
                                 =======   ========   =======    ======    =======   =======   =======    ======

-------------------------
(TE) -- Tax equivalent basis of 35%.

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     INTEREST INCOME

     Total interest income for 2001 was $203.3 million, 6.9% higher than interest income of $190.2 million in 2000. Interest income in 2000 increased 55.2% from $122.6 million in 1999. The primary reason for the increases in interest income was the increase in the volume of CIB Marine's average earning assets. Average earning assets increased 21.1% to $2.6 billion during 2001 from $2.1 billion in 2000. Average earning assets in 2000 represented a 43.6% increase over $1.5 billion of average earning assets in 1999. The impact of the increase in average earning assets from 2000 to 2001 was partially offset by a 106 basis point decrease in the average interest rate earned on interest-earning assets, caused primarily by an overall decline in market interest rates during this period. The increase in interest income from 1999 to 2000 was also partially the result of a 67 basis point increase in the average interest rate earned on interest-earning assets, due primarily to an overall increase in market interest rates during this period.

     Interest earned on loans is the largest component of total interest income and represented 86.7%, 85.1% and 85.5% of total interest income in 2001, 2000, and 1999, respectively. Interest income on securities in CIB Marine's portfolio accounted for the majority of the remaining balance in total interest income.

     INTEREST EXPENSE

     Total interest expense increased 2.7% to $115.7 million in 2001 from $112.7 million in 2000. Total interest expense for 2000 represented a 74.2% increase over $64.7 million of total interest expense for 1999. These increases were due primarily to growth in average interest-bearing liabilities and the issuance of guaranteed trust preferred securities. Increased volume accounted for $21.3 million of the increase in total interest expense in 2001 over 2000 and $36.5 million of the increase in 2000 over 1999. An 89 basis point decrease in the average interest rate paid on interest-bearing liabilities from 2000 to 2001 significantly offset the increase in interest expense due to volume. The increase in interest expense from 1999 to 2000 was partially the result of a 92 basis point increase in the average interest rate paid on interest-bearing liabilities, caused primarily by an increase in market interest rates and the issuance of guaranteed trust preferred securities.

     Interest expense on time deposits represents the largest component of total interest expense. The ratio of interest expense on time deposits to total interest expense was 77.7%, 79.6% and 82.8% in 2001, 2000 and 1999, respectively. The average balance of time deposits increased by $150.7 million, or 10.3%, in 2001 over 2000, and by $447.9 million, or 44.1%, in 2000 over 1999.
The weighted average interest rate paid on these deposits decreased by 55 basis points in 2001 compared to 2000, due primarily to a declining interest rate environment. The weighted average interest rate paid on these deposits increased by 85 basis points in 2000 compared to 1999, due primarily to an increasing interest rate environment. The significant level of interest expense on time deposits results from CIB Marine using these types of deposits to fund a large portion of the growth in its loans.

     The average rate paid on all interest-bearing deposits decreased by 75 basis points to 5.13% in 2001 from 5.88% in 2000. The average rate paid in 2000 reflected an 85 basis point increase over the 5.03% paid in 1999. The decrease in the average rate paid on interest-bearing deposits in 2001 over 2000 was primarily the result of a decrease in market interest rates. The increase in the average rate paid in 2000 over 1999 was primarily the result of an increase in market interest rates.

     CIB Marine's interest rate spread, which is the difference between the average interest rate earned for the year on interest-earning assets and the average interest rate paid for the year on interest-bearing liabilities, was 2.86% in 2001, 3.03% in 2000, and 3.28% in 1999.

     NET INTEREST MARGIN

     The net interest margin, which is the net interest income divided by the average earning assets, was 3.46%, 3.71% and 3.97% in 2001, 2000 and 1999, respectively. Although net interest income grew $10.1 million in 2001 over 2000, the net interest margin decreased 25 basis points. The net interest margin decreased because interest rates earned on earning assets during 2001 decreased more than the interest rates paid on interest-bearing liabilities.

     In 2001 the return on average equity increased to 12.11% over 11.14% in 2000. This increase occurred, in part, due to a greater leveraging of equity capital. The ratio of equity to average earning assets was reduced to 9.18% in 2001 as compared to 9.54% in 2000. This result was achieved in part by using guaranteed trust preferred securities instead of equity capital to grow earning assets. CIB Marine may continue to use this strategy as a means of increasing the return on stockholders' equity. See "Guaranteed Trust Preferred Securities" for additional information.

     NONINTEREST INCOME

     Noninterest income increased $11.5 million in 2001 over 2000. The increase in noninterest income was primarily the result of a $5.9 million, or 286.1%, increase in mortgage banking revenue, an increase of $4.0 million in gain on sale of investment securities, a $1.5 million, or 68.2%, increase in loan fees, and a $0.8 million, or 110.4%, increase in other income. The increase in mortgage banking revenue was due primarily to an increase in the volume of mortgage loan originations and sale of wholesale loans, both of which were driven by the declining interest rate environment during 2001. The increase in loan fees was due primarily to the increase in the loan portfolio, letter of credit fees and late fees received during 2001. The increase in other income was due primarily to a $0.9 million increase in pre-tax income from MICR, Inc. As MICR, Inc. was acquired in October 2000, other income for 2001 includes 12 months of operations as compared to 2.5 months in 2000. Additional information about this transaction is discussed in "Other Assets" and in Note 7 to the Consolidated Financial Statements. In the fourth quarter of fiscal 2001, CIB Marine sold $1.7 million of its credit card loans resulting in a gain of $0.1 million.

     Noninterest income increased $2.5 million in 2000 over 1999. The increase in noninterest income from 1999 to 2000 was primarily the result of a $1.1 million, or 126.2%, increase in loan fees, a $0.7 million, or 36.4%, increase in deposit service charges, and a $0.6 million, or 402.1%, increase in other income. The increases in loan and other service fee income was due primarily to the receipt of $0.6 million in loan fees, late charges and other fees recognized in connection with the MICR, Inc. transaction, and $0.3 million in pre-tax income from MICR, Inc. operations from October 16, 2000 through December 31, 2000. Deposit service charges increased between 1999 and 2000 as average deposits grew 39.4% over that period. Also included in noninterest income in 2000 and 1999 were gains on the sales of certain assets. In 2000, CIB Marine sold a branch building in the central Illinois market, and the assets and business of Marine Trust, which in the aggregate amounted to pre-tax gains of approximately $0.5 million. In 1999 CIB Marine sold a branch facility which resulted in a pre-tax gain of approximately $0.8 million.

     Noninterest income represented 9.1%, 4.4% and 4.9% of total income on a tax equivalent basis in 2001, 2000 and 1999, respectively. The primary source of noninterest income was mortgage banking revenue, which includes fees for originating loans sold to others and gains on the sale of loans. Mortgage banking revenue represented $7.9 million, or 38.9%, of total noninterest income in 2001, $2.1 million, or 23.3%, in 2000, and $1.7 million, or 26.7%, in 1999.
Loan fees represented $3.6 million, or 17.7%, of total noninterest income in 2001, $2.1 million, or 24.3%, in 2000, and $0.9 million, or 15.0%, in 1999.
Deposit account service charges represented $2.8 million, or 13.6%, of total noninterest income in 2001, $2.4 million, or 27.8%, in 2000, and $1.8 million, or 28.4%, in 1999. In 2001, CIB Marine sold available-for-sale investment securities resulting in pre-tax gains of $4.0 million.

     NONINTEREST EXPENSE

     Total noninterest expense increased $9.1 million, or 20.1%, in 2001 over 2000. Noninterest expense increased $8.3 million, or 22.5%, in 2000 over 1999. The increases in noninterest expense in each of these periods was primarily attributable to CIB Marine's growth, including internal growth and the acquisition and opening of new branch facilities and banks. CIB Marine added four new banking facilities in 2001, four in 2000, and nine in 1999.

     Compensation and employee benefits expense was $33.2 million in 2001, as compared to $27.4 million in 2000, an increase of 21.0%. Compensation and employee benefits expense increased 23.2% in 2000 over 1999.
Compensation and employee benefits expense, as a percentage of total noninterest expense, was 61.1% in 2001, 60.6% in 2000, and 60.2% in 1999. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new facilities, the hiring of additional management personnel and increases in the salaries of existing personnel. As a result of CIB Marine's growth, the total number of its full-time equivalent employees excluding MICR, Inc., increased to 685 at December 31, 2001 from 612 at December 31, 2000, and 551 at December 31, 1999, representing an 11.9% increase in 2001 and an 11.1% increase in 2000. Compensation and employee benefits related to employees of MICR, Inc. are not included in compensation and employee benefits expense because MICR, Inc. is accounted for on the equity method.

     Equipment and occupancy expenses increased $1.4 million, or 19.4%, to $8.5 million in 2001 from $7.1 million in 2000. The 2000 amount represented an increase of $1.3 million, or 21.4%, from $5.9 million in 1999. The increases in equipment and occupancy expenses were primarily the result of the addition of new bank and branch offices in 2001 and 2000.

     Merger-related charges were $0.5 million in 2001 with no corresponding charge in 2000. These expenditures were incurred when CIB Marine acquired Citrus Financial. The expenditures were comprised of $0.2 million in fixed asset write-offs and service contract cancellations, $0.1 million in legal fees, $0.1 million in accounting fees, and $0.1 million in other professional fees and recording and filing fees.

     Other noninterest expense increased $1.0 million, or 19.4%, to $6.3 million in 2001 from $5.3 million in 2000. The 2000 amount represented an increase of $0.6 million, or 13.0%, from 1999. The increases in other noninterest expense were primarily the result of increased expenses related to the origination and sale of mortgage loans, and increased travel expenses, FDIC and state assessments, postage and delivery expenses, and supplies expense.

     CIB Marine's efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis plus noninterest income excluding gains and losses on securities. CIB Marine's efficiency ratio was 51.4% in 2001, 51.1% in 2000, and 56.5% in 1999. Total noninterest expense as a percentage of average assets was 2.1% in 2001, 2.0% in 2000, and 2.4% in 1999.

     INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. The increase in the income tax provision was primarily due to increases in taxable income in each of the corresponding years. Deferred taxes arise from temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry forwards. The effective tax rates for the years ended December 31, 2001, 2000 and 1999 were 34.2%, 34.7% and 35.4%, respectively.

FINANCIAL CONDITION

     OVERVIEW

     At December 31, 2001, CIB Marine had total assets of $2.9 billion, an increase of $482.2 million, or 19.6%, from $2.5 billion at December 31, 2000. This increase was primarily the result of the implementation of CIB Marine's growth strategy. Asset growth occurred primarily in loans which increased $548.2 million, funded by increases in deposits of $232.3 million, borrowings of $217.1 million, and equity of $33.8 million. CIB Marine's ratio of stockholders' equity to total assets was 8.1% at December 31, 2001, as compared to 8.3% at December 31, 2000. The increase in equity in 2001 was primarily due to net income of $26.9 million and the sale of common stock pursuant to private placement offerings which raised $6.0 million. Also contributing to the increase in equity was a $0.8 million increase in unrealized securities gains on available for sale securities, net of tax, carried as a component of equity.

LOANS HELD FOR SALE

     Loans held for sale were $34.2 million at December 31, 2001, and $16.2 million at December 31, 2000. The held for sale portfolio is comprised of residential first mortgage loans. The increase in loans held for sale from December 31, 2000 to December 31, 2001, was attributable to increases in the volume of loans originated and purchased for resale, both of which were primarily due to a lower interest rate environment in 2001. In 2000, CIB Marine began originating and purchasing loans for sale through a wholesale division of its mortgage banking subsidiary. In 2001, CIB Marine originated $254.4 million, purchased $695.1 million and sold $931.5 million of loans held for sale. In 2000, originations, purchases and sales were $80.8 million, $155.6 million and $224.4 million, respectively.

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

     The carrying value and tax equivalent yield of CIB Marine's securities are set forth in the following table.

                                                           AT DECEMBER 31, 2001    AT DECEMBER 31, 2000
                                                           --------------------    --------------------
                                                                       YIELD TO                YIELD TO
                                                            AMOUNT     MATURITY     AMOUNT     MATURITY
                                                            ------     --------     ------     --------
                                                                      (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies.............................    $ 21,484     6.63%      $ 60,499     6.28%
States and political subdivisions......................      59,527     6.88         46,434     7.49
Other notes and bonds..................................         450     7.10            450     7.10
Mortgage backed securities.............................      15,148     7.11         19,411     7.03
                                                           --------      ---       --------      ---
     TOTAL SECURITIES HELD TO MATURITY.................      96,609     6.86        126,794     6.84
                                                           --------      ---       --------      ---
AVAILABLE FOR SALE
U.S. Government & Agencies.............................     104,601     5.47        252,039     6.20
States and political subdivisions......................       2,629     9.18          7,627     8.70
Other notes and bonds..................................         600     6.63            600     6.63
Commercial Paper.......................................       6,999     2.30         50,497     7.17
Mortgage backed securities.............................     195,386     5.81         60,526     6.83
Federal Home Loan Bank/ Federal Reserve Bank stock.....       6,575     5.78          4,068     7.87
Other equities.........................................       1,018      N/A            528      N/A
                                                           --------      ---       --------      ---
     TOTAL SECURITIES AVAILABLE FOR SALE...............     317,808     5.63        375,885     6.49
                                                           --------      ---       --------      ---
     TOTAL SECURITIES BEFORE MARKET VALUE ADJUSTMENT...     414,417     5.92%       502,679     6.58%
                                                                         ===                     ===
Available For Sale Market Value Adjustment (SFAS
  115).................................................       4,958                   3,720
                                                           --------                --------
     TOTAL SECURITIES..................................    $419,375                $506,399
                                                           ========                ========

     Total securities outstanding at December 31, 2001, were $419.4 million, a decrease of 17.2% from $506.4 million at December 31, 2000. The decrease in the securities portfolio was due primarily to CIB Marine's strategy to reposition its investment portfolio through sales and maturities shortly after market rate decreases. The proceeds were primarily reinvested in higher-yielding commercial loans. The ratio of total securities to total assets was 14.2%, 20.5% and 19.3% at December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, 30.4% of the portfolio consisted of U.S. Treasury and Government Agency securities, as compared to 62.2% at December 31, 2000, and 71.8% at December 31, 1999. Mortgage backed securities represented 50.8%, 15.9% and 9.8% for 2001, 2000 and 1999, respectively. Obligations of states and political subdivisions of states represented 15.0% of the portfolio at December 31, 2001, 10.8% at December 31, 2000, and 16.5% at December 31, 1999. Most of
those obligations were general obligations of states or political subdivisions of states in which CIB Marine's subsidiaries are located. Commercial paper accounted for 1.7% of the portfolio at December 31, 2001, and 10.0% of the portfolio in 2000. There were no commercial paper securities in 1999. Mortgage backed securities increased to take advantage of spread changes to U.S. Treasury notes and bonds. Obligations of state and political subdivisions of states increased as a percentage of total securities in 2001 as compared to previous years due to the increase in short term obligations of states and political subdivisions and the overall decrease in the investment portfolio. During 2000, CIB Marine increased the use of commercial paper as a means of managing liquidity.

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

     At December 31, 2001, $322.8 million, or 77.0%, of the securities portfolio was classified as available for sale and $96.6 million, or 23.0%, of the portfolio as held to maturity. These ratios were 75.0% and 25.0% at December 31, 2000, and 60.0% and 40.0% at December 31, 1999, respectively. The classification of securities as available for sale and held to maturity is based on a number of factors, including CIB Marine's current and projected liquidity position and current and projected loan to deposit ratio. The increase in the percentage of securities classified as available for sale in both 2001 and 2000 reflects CIB Marine's decision, based on such factors, to make a larger percentage of its securities portfolio available to meet CIB Marine's liquidity needs, if necessary, and to allow CIB Marine the opportunity to react to changes in market interest rates and changes in the spread relationships between alternative investments.

     The following table presents the maturities and weighted average yields of securities as of December 31, 2001.

                                 1 YEAR AND LESS        1 TO 5 YEARS         5 TO 10 YEARS
                                ------------------   -------------------   ------------------
                                          YIELD TO              YIELD TO             YIELD TO
                                BALANCE   MATURITY   BALANCE    MATURITY   BALANCE   MATURITY
                                -------   --------   -------    --------   -------   --------
                                                   (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies....  $ 4,996     6.16%    $ 16,488     6.77%    $    --       --%
Obligations of states and
  political subdivisions......   18,640     6.05       16,920     6.82      17,539     7.49
Other notes and bonds.........       --       --          450     7.10          --       --
Mortgage backed securities....       --       --          172     7.06       6,483     7.62
                                -------     ----     --------     ----     -------    -----
  Total Held To Maturity......  $23,636     6.07%    $ 34,030     6.80%    $24,022     7.53%
                                -------     ----     --------     ----     -------    -----
AVAILABLE FOR SALE
U.S. Government & Agencies....  $41,258     5.29%    $ 60,343     5.48%    $ 3,000     7.75%
Obligations of states and
  political subdivisions......       --       --          921     6.88       1,708    10.42
Other notes and bonds.........       --       --          250     6.50         350     6.73
Commercial paper..............    6,999     2.30           --       --          --       --
Mortgage backed securities....       99     6.04        9,540     6.38      48,397     4.91
Federal Home Loan Bank
  stock.......................       --       --           --       --          --       --
Other equities................       --       --           --       --          --       --
                                -------     ----     --------     ----     -------    -----
  Total Available For Sale....   48,356     4.86       71,054     5.62      53,455     5.26
                                -------     ----     --------     ----     -------    -----
  Total Securities Before SFAS
    115 Adjustment............  $71,992     5.26%    $105,084     6.00%    $77,477     5.96%
                                -------     ----     --------     ----     -------    -----
AVAILABLE FOR SALE MARKET
  VALUE ADJUSTMENT (SFAS
  115)........................
  TOTAL SECURITIES............

                                   OVER 10 YEARS          GRAND TOTAL
                                -------------------   -------------------
                                           YIELD TO              YIELD TO
                                BALANCE    MATURITY   BALANCE    MATURITY
                                -------    --------   -------    --------
                                         (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies....  $     --      --%     $ 21,484    6.63%
Obligations of states and
  political subdivisions......     6,428    7.82        59,527    6.88
Other notes and bonds.........        --      --           450    7.10
Mortgage backed securities....     8,493    6.73        15,148    7.11
                                --------     ---      --------     ---
  Total Held To Maturity......  $ 14,921    7.20%     $ 96,609    6.86%
                                --------     ---      --------     ---
AVAILABLE FOR SALE
U.S. Government & Agencies....  $     --      --%     $104,601    5.47%
Obligations of states and
  political subdivisions......        --      --         2,629    9.18
Other notes and bonds.........        --      --           600    6.63
Commercial paper..............        --      --         6,999    2.30
Mortgage backed securities....   137,350    6.09       195,386    5.81
Federal Home Loan Bank
  stock.......................     6,575    5.78         6,575    5.78
Other equities................     1,018     N/A         1,018     N/A
                                --------     ---      --------     ---
  Total Available For Sale....   144,943    6.08       317,808    5.63%
                                --------     ---      --------     ---
  Total Securities Before SFAS
    115 Adjustment............  $159,864    6.18%     $414,417    5.92%
                                --------     ---      --------     ---
AVAILABLE FOR SALE MARKET
  VALUE ADJUSTMENT (SFAS
  115)........................                           4,958
                                                      --------
  TOTAL SECURITIES............                        $419,375
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

     Loans, net of the allowance for loan losses, were $2.4 billion at December 31, 2001, an increase of $548.2 million, or 30.3%, from $1.8 billion at December 31, 2000, and represented 80.0% and 73.4% of CIB Marine's total assets at December 31, 2001 and December 31, 2000, respectively. Much of the growth in the loan portfolio occurred in commercial real estate loans, commercial loans and construction loans, which in the aggregate represented 94.7% of gross loans at December 31, 2001, and 94.2% of gross loans at December 31, 2000. These increases in loans are consistent with CIB Marine's strategy to focus on establishing banking relationships with small to medium-sized businesses and have been achieved by hiring lenders who have experience and expertise in making loans to these customers.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                                    AS OF DECEMBER 31,
                            --------------------------------------------------------------------------------------------------
                                   2001                 2000                 1999                1998               1997
                            ------------------   ------------------   ------------------   ----------------   ----------------
                                                                  (DOLLARS IN THOUSANDS)
Commercial and              $  899,488    37.6%
  industrial..............                       $  605,526    33.0%  $  468,319    32.1%  $286,199    29.5%  $207,792    31.4%
Agricultural..............       4,154     0.2        5,506     0.3        5,973     0.4      8,283     0.9      9,558     1.4
Real estate...............                                                                                                  --
  1-4 family..............     104,750     4.4       82,952     4.5       73,452     5.0     70,706     7.3     79,284    11.9
  Commercial..............     975,904    40.7      840,779    45.8      672,810    46.1    445,808    46.0    278,458    42.0
  Construction............     394,081    16.4      282,000    15.4      214,251    14.7    117,703    12.1     52,791     7.9
Consumer..................       8,041     0.3       11,173     0.6       17,537     1.2     21,999     2.3     21,409     3.2
Credit card loans.........         428      --        3,050     0.2        1,436     0.1      1,454     0.1      1,592     0.2
Other.....................      10,320     0.4        4,398     0.2        5,486     0.4     17,929     1.8     13,593     2.0
                                                 ----------   -----   ----------   -----   --------   -----   --------   -----
                            ----------   -----
Gross Loans...............   2,397,166   100.0%   1,835,384   100.0%   1,459,264   100.0%   970,081   100.0%   664,477   100.0%
                                                              =====                =====              =====              =====
                                         =====
Deferred Loan Fees........      (7,684)              (4,153)              (3,683)            (1,361)              (456)
Allowance for loan loss...     (34,078)             (23,988)             (16,214)           (11,118)            (7,123)
                                                 ----------           ----------           --------           --------
                            ----------
Net loans.................  $2,355,404           $1,807,243           $1,439,367           $957,602           $656,898
                                                 ==========           ==========           ========           ========
                            ==========

     COMMERCIAL REAL ESTATE LOANS. At December 31, 2001, commercial real estate loans totaled $975.9 million, an increase of $135.1 million, or 16.1%, over the prior year-end and represented 40.7% of gross loans. Commercial real estate loans increased $168.0 million, or 25.0%, during 2000. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates with terms generally ranging from one to five years. CIB Marine's underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

     COMMERCIAL LOANS. At December 31, 2001, commercial loans totaled $899.5 million, an increase of $294.0 million, or 48.6%, over the prior year-end and represented 37.6% of gross loans. Commercial loans also increased $137.2 million, or 29.3%, during 2000. Commercial loans consist of loans to small and medium-sized businesses and individuals in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of these loans have floating interest rates.

     REAL ESTATE CONSTRUCTION LOANS. At December 31, 2001, real estate construction loans totaled $394.1 million, an increase of $112.1 million, or 39.7%, over the prior year-end and represented 16.4% of gross loans. Real estate construction loans also increased $67.7 million, or 31.6%, during 2000. Real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, other commercial real estate projects and one-to-four family residences. Before approving a construction loan, CIB Marine generally requires that permanent financing for the project be approved by CIB Marine or a nonaffiliated third party lender. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable rates and generally are for a term of 12 to 18 months.

     ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LOANS. At December 31, 2001, one-to-four family residential mortgage loans totaled $104.8 million, an increase of $21.8 million, or 26.3%, from December 31, 2000, and represented 4.4% of gross loans. One-to-four family residential mortgage loans increased $9.5 million, or 12.9%, during 2000. CIB Marine makes one-to-four family residential mortgage loans which generally conform to FNMA, FHLMC and other secondary market underwriting guidelines. These loans are primarily sold in the secondary market, and, to a lesser degree, retained in CIB Marine's portfolio. Residential mortgage loans that are sold into the secondary market are generally sold with servicing rights released. Residential mortgage loans held in CIB Marine's portfolio are made with both floating and fixed interest rates and terms of one to 30 years.

     OTHER LOANS. CIB Marine also offers a variety of other types of loans, including consumer loans, agricultural loans and other types of commercial loans. Consumer loans include automobile loans, credit cards and other types of consumer debt. In the fourth quarter of fiscal 2001, CIB Marine sold $1.7 million of its credit card loans resulting in a gain of $0.1 million.

     LEVERAGED FINANCING. CIB Marine also provides leveraged financing, including mezzanine loans, to certain of its borrowers through CIB Marine Capital and its subsidiary banks. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are generally commercial, commercial real estate or commercial construction loans. These types of credit facilities are generally provided to borrowers with whom CIB Marine has an established banking relationship, where CIB Marine is making the senior debt position loan, and where the borrower has projected or established assets or cash flow to support such loan. As mezzanine loans are, by their nature, inherently riskier than senior debt position loans, CIB Marine structures such credit facilities with a goal of generating a rate of return commensurate with the level of risk. The various factors that are considered when measuring the rate of return include the interest rate, loan origination fees, success fees, continuing payment obligations, and/or warrants. CIB Marine applies the same underwriting standards to mezzanine loans as those used for commercial, commercial real estate and construction loans. These loans are typically secured by a junior position on some or all of the assets of the borrower. CIB Marine may also require other credit enhancements such as personal and corporate guarantees. At December 31, 2001, CIB Marine Capital had approximately $14.8 million in mezzanine loans outstanding and which are included in the applicable loan categories. The additional inherent risk on these loans is taken into consideration in establishing the allowance for loan losses. CIB Marine does not expect that the mezzanine loan portfolio will represent a significant portion of the loan portfolio.

     LOAN MATURITIES. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2001. Maturities are based upon contractual terms of the underlying loans.

                                                           LOAN MATURITIES AT DECEMBER 31, 2001
                                                    --------------------------------------------------
                                                      1 YEAR        1 TO 5       OVER 5
                                                     AND LESS       YEARS        YEARS        TOTAL
                                                     --------       ------       ------       -----
                                                                  (DOLLARS IN THOUSANDS)
Commercial and industrial.......................    $  497,904    $  342,728    $ 58,856    $  899,488
Agricultural....................................         3,006         1,148          --         4,154
Real estate
  1-4 family....................................        40,332        46,127      18,291       104,750
  Commercial....................................       308,287       546,307     121,311       975,904
  Construction..................................       250,934       137,728       5,420       394,081
Consumer and credit card........................         3,115         4,449         905         8,468
Other...........................................         3,334         1,823       5,163        10,320
                                                    ----------    ----------    --------    ----------
                                                    $1,106,912    $1,080,309    $209,945    $2,397,166
                                                    ==========    ==========    ========    ==========
SENSITIVITY TO CHANGES IN INTEREST RATES
Fixed rates.....................................    $  164,943    $  480,325    $ 48,943    $  694,211
Variable rates..................................       941,969       599,984     161,002     1,702,955
                                                    ----------    ----------    --------    ----------
Total Gross loans...............................    $1,106,912    $1,080,309    $209,945    $2,397,166
                                                    ==========    ==========    ========    ==========

CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the capital of CIB Marine.

     At December 31, 2001, CIB Marine had one secured borrowing relationship that exceeded 25% of capital. The total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn as of December 31, 2001, was $87.3 million, and amounted to 36.8% and 3.6% of CIB Marine's stockholders' equity and gross loans outstanding, respectively. The aggregate principal amount actually drawn and outstanding was approximately $85.4 million and the loans were performing according to their contractual terms.

     In July 1999, one of CIB Marine's borrowers (the "Borrower"), whose total borrowing relationship exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower's net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. CIB Marine has closely monitored this borrowing relationship, including the collateral position of CIB Marine and other lenders. CIB Marine has also engaged in various transactions with this borrower and commenced certain legal proceedings to strengthen its collateral position and collect amounts owed by this Borrower.

     A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower's approximately 84% interest in, a closely held steel company (the "Steel Company"). Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.6% of the Steel Company. On September 26, 2001, CIB Marine purchased the first secured position in the equipment of the Steel Company for $14.5 million from an unaffiliated bank, which represented the outstanding balance at that time. On October 12, 2001, CIB Marine filed a lawsuit against this Borrower to obtain ownership and control of the Borrower's equity in the Steel Company in order to protect the value of this collateral. CIB Marine intends to execute on its collateral upon the expiration of an intercreditor agreement with another lender on April 10, 2002. In November 2000, this lender obtained a judgment against the Borrower in the amount of $8.1 million. This lender is currently forbearing from collection on the judgment pursuant to the intercreditor agreement.

     On August 3, 2001, CIB Marine commenced a non-judicial foreclosure on one lot and 21 single family residential homes constructed in a real estate development of the Borrower. CIB Marine acquired the properties for $2.3 million on September 14, 2001, and subsequently transferred them to foreclosed property at $2.2 million, their estimated market value, resulting in a $0.1 million write-down. At December 31, 2001, the balance of these foreclosed properties was $1.6 million. The $0.6 million in reductions resulted from sales of lots and homes.

     In September 1999, CIB Marine purchased the Borrower's investment in three limited partnerships. CIB Marine engaged in this transaction primarily to provide the Borrower with cash to meet its obligations to CIB Marine and other lenders. In December 2001, CIB Marine purchased the common stock of a closely held information services company at a public sale from one of its subsidiary banks. This stock was previously owned by the Borrower and held as collateral by the subsidiary bank. The proceeds of the sale were used to reduce the Borrower's obligations to the bank. Additional information regarding these investments are discussed in "Other Assets."

     As a result of these and other actions, including the disposition of certain assets, the outstanding lending commitment to the Borrower and its related interests at December 31, 2001, was approximately $54.9 million, including lines which have not been fully drawn, and the aggregate principal amount actually drawn and outstanding was approximately $53.4 million.

     At December 31, 2001, $15.4 million of these loans were in nonaccrual status and none of the loans were past due. The loans in nonaccrual status consist primarily of direct loans to the Borrower, which are secured, in whole or in part, by the Borrower's equity in the Steel Company. These nonaccrual loans are also considered to be impaired and $3.9 million has been allocated as a specific reserve to the allowance for loan losses. In December 2001, one nonaccrual loan was written down $0.2 million to reflect the current market value.

     While the loans to the Borrower and its related interests are secured by various collateral, the borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine's loan policy since the first quarter of 2000. CIB marine believes that the specific reserve allocated to this borrowing relationship and the overall allowance for loan loss was adequate at December 31, 2001. CIB Marine cannot provide assurances that other loans to the Borrower or its related interests will not become impaired in the future or that there will not be future losses with respect to these loans. Management of CIB Marine will continue to closely monitor this borrowing relationship in order to assess its ongoing exposure to the credit risk posed by this borrowing relationship and will take additional action if deemed appropriate.

     In April and December 2000, lawsuits were filed against the Borrower and the Steel Company by a lender, and its related interests ("Lender"), to recover amounts due them. This Lender also has an approximately 11.3% equity interest in the Steel Company. In July 2001, this Lender and its related interests commenced an involuntary bankruptcy proceeding against the Borrower. This proceeding was dismissed on October 1, 2001. In July, the Borrower and the Steel Company also entered into an agreed upon preliminary injunction with this Lender requiring the Borrower and Steel Company to provide the Lender ten days advance notice prior to disposing of any of the Steel Company's assets or stock. This Lender and its related interests are also customers of, and have a secured borrowing relationship with, CIB Marine. As of December 31, 2001, the total outstanding lending commitment associated with this relationship, including lines of credit which have not been fully drawn, was approximately $32.6 million and the aggregate principal amount actually drawn and outstanding was approximately $30.4 million, none of which was past due. A portion of the loans to this Lender is also secured by the customer's equity interest in the Steel Company, which is estimated to be worth $1.5 million. CIB Marine does not consider these loans impaired because of the financial condition of the Lender and its belief that the loans are adequately collateralized pursuant to CIB Marine's loan policy. In November 2000, another lender obtained a judgment against the Borrower in the amount of $8.1 million. This lender is currently forbearing from collection on the judgment.

     The following table summarizes CIB Marine's borrowing relationship with the Borrower, the Steel Company and the Lender as of December 31, 2001:

                                             COMMITTED/                     NON           TOTAL        TOTAL
                                             AVAILABLE     PERFORMING    PERFORMING    OUTSTANDING    EXPOSURE
                                             ----------    ----------    ----------    -----------    --------
                                                                  (DOLLARS IN THOUSANDS)
Loans Directly to Borrower...............      $  100       $    --       $15,434        $15,434      $15,534
Loans to Steel Company...................       1,437        37,935            --         37,935       39,372
Loans to Lender..........................       2,182        30,421            --         30,421       32,603
                                               ------       -------       -------        -------      -------
                                               $3,719       $68,356       $15,434        $83,790      $87,509
                                               ======       =======       =======        =======      =======

     At December 31, 2001, CIB Marine also had credit relationships within three industries or industry groups that exceeded 25% of its capital. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $983.9 million, or 40.6% of gross loans and 414.9% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $199.1 million, or 8.2% of gross loans and 83.9% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $149.9 million, or 6.2% of gross loans and 63.2% of stockholders' equity.

CREDIT PROCEDURES AND REVIEW

     In order to manage credit risk and the growth of the loan portfolio, CIB Marine has developed, implemented and periodically updates various policies and procedures, including a comprehensive loan policy, and has established various loan committees. The loan policy establishes underwriting standards, a loan approval process, loan officer lending limits, loan pricing guidelines, a credit rating system, delinquency monitoring procedures, credit collection procedures and a comprehensive loan review system. The loan underwriting approval and review processes are designed to protect asset quality by assuring that credit requests are independently reviewed on at least two different levels, and to promote uniform lending standards among CIB Marine and its subsidiaries.

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

     LOAN APPROVAL. The approval process for a loan depends upon the size of the prospective borrowing relationship. Depending on size, new loans and modifications or renewals of existing loans are generally approved by the individual lending officer, approved or ratified by the subsidiary's applicable small or large loan committee, or approved by CIB Marine's President and CEO and/or the Chief Credit Officer, each of whom has the authority to approve loans under certain circumstances, such as loans requiring expedited treatment. Generally, each small loan committee is comprised of various officers of that subsidiary and CIB Marine, and each large loan committee is comprised of various officers and directors of that subsidiary and CIB Marine.

     LOAN REVIEW. CIB Marine's Credit Administration Department is responsible for CIB Marine's loan review function, which includes assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards, promptly identifying loans with potential credit exposure, handling loan collections and determining the adequacy of the allowance for loan loss. Loan reviews are conducted on a regular basis as established by the loan policy. In general, all loans of $1.0 million or greater and 70% of loans between $0.2 million and $1.0 million are reviewed on an annual basis, or more frequently when management believes additional reviews are necessary. Loans with identified weaknesses are monitored on an on-going basis by management, the applicable Board of Directors, and the Senior Credit Review Committee, which is comprised of CIB Marine's President and CEO, its Chief Credit Officer, the office of the General Counsel and other credit administration officers.

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

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses represents charges made to earnings in order to maintain an allowance for loan losses. CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio. The provision for loan losses was $12.7 million in 2001, $9.5 million in 2000, and $6.8 million in 1999. The increase in the provision for each year was due to the growth in the loan portfolio and increased nonperforming loans. The methodology for assessing the adequacy of the allowance consists of several key elements, which include estimates for general, specific and unallocated reserves.

     The following table summarizes changes in the allowance for loan losses.

                                                                YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                    2001       2000       1999       1998       1997
                                                    ----       ----       ----       ----       ----
                                                                 (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF YEAR...................    $23,988    $16,214    $11,118    $ 7,123    $ 4,412
Loans Charged-Off:
  Commercial and Agricultural..................     (1,893)      (930)    (1,259)      (149)    (1,671)
  Real estate
     1-4 family................................       (119)      (152)       (48)        (9)      (167)
     Commercial................................       (615)      (470)      (143)      (398)       (56)
     Construction..............................       (100)        --        (36)       (30)        --
  Consumer.....................................       (243)      (307)      (315)      (202)       (66)
  Credit card..................................        (29)       (65)       (36)       (28)       (89)
  Other........................................         --         --        (21)      (157)        --
                                                   -------    -------    -------    -------    -------
       TOTAL CHARGED-OFF.......................     (2,999)    (1,924)    (1,858)      (973)    (2,049)
                                                   -------    -------    -------    -------    -------
Recoveries of Loans Charged-Off:
  Commercial and Agricultural..................        232         59         85        135        325
  Real estate
     1-4 family................................         16         --          9         54         --
     Commercial................................         39         20         --          4          1
     Construction..............................         --         --         46         --         --
  Consumer.....................................         52        144         26         16         19
  Credit card..................................          7         21          3          1          7
  Other........................................         --         --         --          2         --
                                                   -------    -------    -------    -------    -------
       TOTAL RECOVERIES........................        346        244        169        212        352
                                                   -------    -------    -------    -------    -------
NET LOANS CHARGED-OFF..........................     (2,653)    (1,680)    (1,689)      (761)    (1,697)
Allowance acquired.............................         --         --         --         --        147
Provision for loan loss........................     12,743      9,454      6,785      4,756      4,261
                                                   -------    -------    -------    -------    -------
BALANCE AT END OF YEAR.........................    $34,078    $23,988    $16,214    $11,118    $ 7,123
                                                   =======    =======    =======    =======    =======

     The following table sets forth CIB Marine's allocation of the allowance for loan losses by type of loan as of the dates indicated.

                                                             AT DECEMBER 31,
                           ------------------------------------------------------------------------------------
                                    2001                     2000                     1999              1998
                           ----------------------   ----------------------   ----------------------   ---------
                                       % OF LOANS               % OF LOANS               % OF LOANS
                           ALLOWANCE    IN EACH     ALLOWANCE    IN EACH     ALLOWANCE    IN EACH     ALLOWANCE
                            AMOUNT      CATEGORY     AMOUNT      CATEGORY     AMOUNT      CATEGORY     AMOUNT
                           ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                          (DOLLARS IN THOUSANDS)
BALANCE AT END OF PERIOD
 APPLICABLE TO
 Commercial and
   Agricultural..........   $15,020       37.8%      $ 8,598       33.3%      $ 6,133       32.5%      $ 4,556
 Real Estate:
   1-4 Family............     1,754        4.4           721        4.5           468        5.0           412
   Commercial real
     estate..............    11,689       40.7         8,466       45.8         4,651       46.1         3,614
   Construction..........     4,002       16.4         2,006       15.4         1,186       14.7           603
 Consumer and Credit
   Cards.................       232        0.3           212        0.8           222        1.3           298
 Other...................        55        0.4            32        0.2            15        0.4           119
 Unallocated.............     1,326         --         3,953         --         3,539         --         1,516
                            -------      -----       -------      -----       -------      -----       -------
Total Reserves...........   $34,078      100.0%      $23,988      100.0%      $16,214      100.0%      $11,118
                            =======      =====       =======      =====       =======      =====       =======

                                     AT DECEMBER 31,
                           -----------------------------------
                              1998               1997
                           ----------   ----------------------
                           % OF LOANS               % OF LOANS
                            IN EACH     ALLOWANCE    IN EACH
                            CATEGORY     AMOUNT      CATEGORY
                           ----------   ---------   ----------
                                 (DOLLARS IN THOUSANDS)
BALANCE AT END OF PERIOD
 APPLICABLE TO
 Commercial and
   Agricultural..........     30.4%      $3,054        32.8%
 Real Estate:
   1-4 Family............      7.3          557        11.9
   Commercial real
     estate..............     46.0        2,202        42.0
   Construction..........     12.1          494         7.9
 Consumer and Credit
   Cards.................      2.4          311         3.4
 Other...................      1.8           79         2.0
 Unallocated.............       --          426          --
                             -----       ------       -----
Total Reserves...........    100.0%      $7,123       100.0%
                             =====       ======       =====

NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan documentation. A loan is classified as restructured when the borrower transfers assets to the bank in full or partial satisfaction of the loan amount and/or the loan terms are modified to include a reduction in the principal or interest amount owed or an interest rate that is below prevailing market rates. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days past due or more and still accruing, and related asset quality ratios as of the dates indicated.

                                                          AS OF DECEMBER 31,
                                      ----------------------------------------------------------
                                         2001         2000         1999        1998       1997
                                         ----         ----         ----        ----       ----
                                                        (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
       Nonaccrual Loans
       Commercial and
          Agricultural..............  $   17,746   $    2,391   $    1,465   $    857   $  1,436
       Real estate
          1-4 family................       1,017          586          654        110        936
          Commercial................      15,491       12,682          798      2,213        210
          Construction..............          --           --          180        281         --
       Consumer.....................         110           93          362         77         42
       Credit card..................          --           --           --         --         --
       Other........................          --           --           --        611         --
                                      ----------   ----------   ----------   --------   --------
                 Total nonaccrual
                    loans...........      34,364       15,752        3,459      4,149      2,624
                                      ----------   ----------   ----------   --------   --------
       Foreclosed property..........       3,168        1,626        1,099        390        671
       Restructured loans...........         309        1,505        1,853        685      1,828
                                      ----------   ----------   ----------   --------   --------
          Total nonperforming
            assets..................  $   37,841   $   18,883   $    6,411   $  5,224   $  5,123
                                      ==========   ==========   ==========   ========   ========
LOANS 90+ DAYS OR MORE PAST DUE AND
  STILL ACCRUING
       Commercial and
          Agricultural..............  $      758   $      235   $    1,079   $  3,548   $  1,203
       Real estate
          1-4 family................         408          797          126        478        355
          Commercial................         195           20        1,421        787         34
          Construction..............         152           --          850        992         --
       Consumer.....................          22            2           16        110         98
       Credit card..................          --           41           11         25         --
       Other........................          --           --           13          3         --
                                      ----------   ----------   ----------   --------   --------
          Total Loans 90+ Days or
            More Past Due and Still
            Accruing................  $    1,535   $    1,095   $    3,516   $  5,943   $  1,690
                                      ==========   ==========   ==========   ========   ========
Allowance for loan loss.............  $   34,078   $   23,988   $   16,214   $ 11,118   $  7,123
Loans at end of period, including
  held for sale.....................   2,423,777    1,847,431    1,459,692    985,911    666,766
Average loans, including held for
  sale..............................   2,110,531    1,668,920    1,170,848    805,088    542,812
RATIOS
Ratio of allowance to loans.........        1.41%        1.30%        1.11%      1.13%      1.07%
Ratio of net loans charged-off to
  average loans.....................        0.13         0.10         0.14       0.09       0.31
Ratio of recoveries to loans
  charged-off.......................       11.54        12.68         9.10      21.79      17.18
Nonaccrual loans as a percent of
  loans.............................        1.42         0.85         0.24       0.42       0.39
Nonperforming assets as a percent of
  total assets......................        1.28         0.77         0.34       0.41       0.58
Foreclosed properties as a percent
  of loans..........................        0.13         0.09         0.08       0.04       0.10
Allowance as a percent of nonaccrual
  loans.............................       99.17       152.29       468.75     267.97     271.46
Allowance as a percent of
  nonperforming assets..............       90.06       127.03       252.91     212.83     139.04
Nonaccrual loans and 90+ days past
  due loans as a percent of loans...        1.48         0.91         0.48       1.02       0.65
Nonaccrual loans and 90+ days past
  due loans as a percent of total
  assets............................        1.22         0.68         0.36       0.79       0.49
Nonperforming assets and 90+ days
  past due loans as a percent of
  total assets......................        1.34         0.81         0.52       0.88       0.78
Allowance as a percent of
  nonperforming assets and 90+ days
  past due loans....................       86.55       120.07       163.33      99.56     104.55

-------------------------
* Nonaccrual loans included $191 and $876 of restructured loans at December 31, 2001 and December 31, 2000 and loans 90 + days past due included $191 of restructured loans at December 31, 2001

     Total nonaccrual loans at December 31, 2001 increased $18.6 million, or 118.2%, to $34.4 million from $15.8 million at December 31, 2000. Total nonaccrual loans increased $12.3 million, or 355.4%, during 2000 from $3.5 million at December 31, 1999. The ratio of nonaccrual loans to total loans was 1.42%, 0.85% and 0.24% at December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, $29.4 million, or 85.5%, of nonaccrual loans consisted of the following four lending relationships:

     (1) Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $8.7 million as of December 31, 2001. These loans were transferred to nonaccrual in December 2000 and June 2001 based on concerns by CIB Marine management with respect to project cost and timing overruns. CIB Marine has initiated legal proceedings to collect the debts. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

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

     (3) Commercial real estate loan to an entity with an outstanding balance of $2.6 million was transferred into nonaccrual loans during the first quarter of 2000. CIB Marine had worked with the borrower, since construction of the property was completed in the second quarter of 2001, to stabilize the property. However, delinquencies persisted and the principals refused to inject additional capital. Foreclosure proceedings began in the fourth quarter of 2001. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     (4) See "Credit Concentrations" for discussion of $15.4 million in nonaccrual loans to the "Borrower".

     The interest income on the nonaccrual loans that would have been recorded in 2001 if the loans had been current in accordance with their original terms and had been outstanding throughout 2001, or since origination if originated during 2001, was $3.5 million. The amount of interest income on these loans included in net income in 2001 was $1.8 million. The interest income on the nonaccrual loans that would have been recorded in 2000 if the loans had been current in accordance with their original terms and had been outstanding throughout 2000, or since origination if originated during 2000, was $0.7 million. The amount of interest income on these loans included in net income in 2000 was $0.04 million.

     A commercial loan to an entity with an aggregate outstanding balance of $1.7 million as of December 31, 2001 was transferred into nonaccrual status in February 2002. The balance transferred into nonaccrual was $1.0 million as $0.7 million was repaid from the application of proceeds of liquid collateral pledged. The remaining balance of the loan is secured by the stock and business assets of a closely held business. CIB Marine is working with the borrower to strengthen the loan structure which is expected to occur prior to April 30, 2002.

     Foreclosed properties were $3.2 million at December 31, 2001, and consisted of three commercial properties acquired through foreclosure and one commercial property acquired through a voluntary transfer of assets by a borrower. CIB Marine had three properties for $1.6 million in foreclosed property at December 31, 2000, of which all were sold in 2001 for a net gain of $0.01 million. CIB Marine had $1.1 million in foreclosed property at December 31, 1999, which was sold in the second quarter of 2000 for a gain of $0.2 million.

     Restructured loans were $0.3 million at December 31, 2001 a decrease of $1.2 million from $1.5 million at December 31, 2000.

     In January 2002, a commercial real estate loan to an entity with an outstanding balance of $3.2 million was classified as restructured when CIB Marine allowed contractually due principal payment deferrals by the borrower. The income generating property securing the obligation has not performed up to expectations, although the borrower expects to be able to meet the modified terms in 2002. While the value of the property securing the obligation approximates the amount owed CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     Loans 90 days or more past due and still accruing are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $1.5 million in loans that were at least 90 days past due and still accruing at December 31, 2001, and $1.1 million at December 31, 2000. Accrued interest on loans 90 days past due or more and still accruing as of December 31, 2001, and 2000 was $0.07 million and $0.4 million respectively.

     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 1.34% at December 31, 2001, as compared to 0.81% and 0.52% at December 31, 2000 and 1999, respectively.

OTHER ASSETS

     The following table summarizes the composition of CIB Marine's other assets as of the dates indicated.

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2001         2000
                                                                  ----         ----
                                                                (DOLLARS IN THOUSANDS)
Prepaid expenses............................................     $   966      $   678
Accounts receivable.........................................       1,247        1,217
Mortgage servicing rights...................................          16           29
Mortgage loan commitments, net..............................          30           --
Fair value of interest rate swaps...........................       2,567           --
Repossessed assets..........................................           9           64
Trust preferred securities underwriting fee, net of
  amortization..............................................       1,150          738
Investment in MICR, Inc.....................................       6,628        6,670
Other investments...........................................       5,289        2,747
Other.......................................................         127        8,826
                                                                 -------      -------
                                                                 $18,029      $20,969
                                                                 =======      =======

     Other assets decreased $3.0 million, or 14.0%, to $18.0 million at December 31, 2001, from $21.0 million at December 31, 2000. The majority of the decrease was due to a decrease in deferred tax assets of $9.1 million, which was offset by; an increase of $2.6 million in the fair value of interest rate swaps resulting from CIB Marine's adoption of SFAS No. 133, as amended by SFAS 138; a $2.5 million increase in other investments; and a $0.5 million increase in capitalized underwriting fees incurred with the issuance in February 2001 of $15.0 million in guaranteed trust preferred securities. Additional information regarding the increase in the fair value of interest rate swaps is discussed in "Borrowings". Additional information about the capitalized underwriting fees are discussed in "Guaranteed Trust Preferred Securities".

     The increase in other investments is primarily the result of a $1.6 million investment in the common stock of a closely held information services company, which represents less than a 5% interest in the company. In December 2001, CIB Marine purchased 230,770 shares of the common stock of the company at a public sale from one of its subsidiary banks. The common stock was owned by the Borrower and held as collateral for certain loans made to the Borrower by the subsidiary bank. The proceeds were used by the subsidiary bank to pay off two loans and reduce the principal balance of a third loan. Additional information about the Borrower and its loans from CIB Marine are discussed in "Loans -- Credit Concentrations." The amount of this investment reflects the adjusted purchase price of $1.6 million and is carried at approximately the lower of cost or estimated fair market value.

     Other investments also include investments in three limited partnerships, which were purchased by CIB Marine in September 1999 from the Borrower. The value of these investments was $2.6 million and $2.7 million at December 31, 2001 and 2000, respectively. CIB Marine engaged in this transaction primarily to provide the Borrower with cash to meet current obligations to CIB Marine and other lenders. During 2001, CIB Marine increased its investment in the partnerships by $0.6 million pursuant to required capital calls, and received $0.07 million in gains on the sale of assets, net of market value adjustments, and $0.6 million as a return of capital. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine's portfolio. In order to reduce the risk in this investment, CIB Marine negotiated a put option to require the Borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interest as of the date that the put option is exercised or the amount originally paid by CIB Marine to the Borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the Borrower.

     Other investments also include investments in two affordable housing partnerships amounting to $1.1 million and $0.01 million at December 31, 2001 and December 31, 2000, respectively. CIB Marine engaged in these transactions to provide additional qualified investments under the CRA and to receive related income tax credits. The partnerships will provide affordable housing to low income residents of central Illinois, Wisconsin, Arizona, Indianapolis and other locations. CIB Marine has a commitment to provide an additional $1.9 million to these partnerships over the next ten years.

     On October 16, 2000, CIB Marine acquired and/or assumed, through MICR, Inc., a wholly owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. At the time of the acquisition, the loan principal plus accrued interest, late fees and various collection costs totaled $6.5 million. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software to small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business is classified as a held for sale asset and included in Other Assets on CIB Marine's Consolidated Balance Sheets at $6.6 million and $6.7 million at December 31, 2001 and 2000, respectively. As of the acquisition date, MICR, Inc. was recorded at $6.5 million, which represented the approximate fair value, as determined by an independent appraiser, of the business, less estimated costs to sell. The balance at December 31, 2001 also includes the net income recorded under the equity method which amounted to $0.8 million for 2001 and $0.2 million for the period from October 16, 2000 through December 31, 2000, less cash dividends of $0.8 million paid by MICR, Inc. to CIB Marine in 2001. Income related to this business is classified as Other Noninterest Income on CIB Marine's Consolidated Statements of Income. The business has generated profits in each of the prior three years and CIB Marine believes that the business will continue to generate profits. CIB Marine cannot, however, provide assurances that these profits will continue or that there will not be losses with respect to this business in the future. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 13, 2003. The option, if exercised, is not expected to result in any gain or loss to CIB Marine. As required by the regulators, CIB Marine has developed a plan to dispose of this asset in an effort to maximize its value upon disposition.

FUNDING STRATEGY

     CIB Marine seeks to meet its short and long-term funding needs by increasing core deposits, which are the primary funding source of its subsidiary banks. Management primarily seeks to increase core deposits by developing banking relationships with its commercial borrowers and residents in the communities where its banking offices are located, through establishing de novo branches and purchasing existing branches from other financial institutions.

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

     Deposits. CIB Marine has experienced significant growth in deposits. Average total deposits increased 12.3% to $2.1 billion in 2001, as compared to $1.9 billion in 2000. Average deposits increased 39.4% in 2000, from $1.3 billion in 1999. The ratio of average deposits to average earning assets was 81.0% in 2001, 87.4% in 2000, and 90.1% in 1999.

     The following table sets forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

                                                     YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------------
                                             2001                                2000
                               ---------------------------------   ---------------------------------
                                AVERAGE     % OF TOTAL   AVERAGE    AVERAGE     % OF TOTAL   AVERAGE
                                BALANCE      DEPOSITS     RATE      BALANCE      DEPOSITS     RATE
                                -------     ----------   -------    -------     ----------   -------
                                                      (DOLLARS IN THOUSANDS)
Interest-bearing demand......  $   53,670       2.56%     1.91%    $   49,556       2.66%     2.57%
Money market.................     245,754      11.74      3.51        183,970       9.87      5.49
Other savings................      45,893       2.19      2.12         44,378       2.38      3.17
Time deposits................   1,615,016      77.16      5.57      1,464,359      78.58      6.12
                               ----------     ------      ----     ----------     ------      ----
Total Interest-bearing
  Deposits...................   1,960,333      93.66      5.13      1,742,263      93.49      5.88
Noninterest-bearing..........     132,731       6.34        --        121,380       6.51        --
                               ----------     ------      ----     ----------     ------      ----
Total Deposits...............  $2,093,064     100.00%     4.81%    $1,863,643     100.00%     5.50%
                               ==========     ======      ====     ==========     ======      ====

                                   YEARS ENDED DECEMBER 31,
                               ---------------------------------
                                             1999
                               ---------------------------------
                                AVERAGE     % OF TOTAL   AVERAGE
                                BALANCE      DEPOSITS     RATE
                                -------     ----------   -------
                                    (DOLLARS IN THOUSANDS)
Interest-bearing demand......  $   43,899       3.28%     2.40%
Money market.................     136,202      10.19      4.65
Other savings................      43,207       3.23      3.21
Time deposits................   1,016,488      76.01      5.27
                               ----------     ------      ----
Total Interest-bearing
  Deposits...................   1,239,796      92.71      5.03
Noninterest-bearing..........      97,475       7.29        --
                               ----------     ------      ----
Total Deposits...............  $1,337,271     100.00%     4.66%
                               ==========     ======      ====

     Average interest-bearing deposits as a percentage of average total deposits were 93.7% in 2001, 93.5% in 2000, and 92.7% in 1999. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 82.4% in 2001, 84.0% in 2000, and 82.0% in 1999. Total time deposits of $100,000 or more, including brokered deposits, were $629.4 million, or 38.9%, of total time deposits at December 31, 2001, and $529.8 million, or 33.1%, at December 31, 2000. These percentages reflect CIB Marine's significant reliance on time deposits as a source of funding.

     The following table provides information on the maturity distribution of time deposits of $100,000 or more at December 31, 2001.

                                                                BALANCES AT
                                                                DECEMBER 31,
                                                                    2001
                                                                ------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
MATURITY
3 months or less............................................      $195,834
Over 3 through 6 months.....................................        88,372
Over 6 through 12 months....................................       109,188
Over 12 months..............................................       235,956
                                                                  --------
Total.......................................................      $629,350
                                                                  ========

     The level of other types of deposits also increased in 2001. Average noninterest-bearing demand deposits increased $11.4 million, or 9.4%, in 2001, as compared to 2000, and average money market accounts increased

$61.8 million, or 33.6%. In total, average deposits other than time deposits increased $78.8 million, or 19.7%, during 2001, as compared to 2000.

     Brokered time deposits were $166.6 million, or 7.3%, of total deposits at December 31, 2001, and $68.3 million, or 3.5% of total deposits at December 31, 2000. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits.

     BORROWINGS. CIB Marine also uses various types of borrowings to meet liquidity needs and to fund asset growth. These borrowings include:

     - federal funds purchased from correspondent banks;

     - securities sold under agreements to repurchase;

     - Federal Home Loan Bank advances;

     - loans from other commercial banks;

     - treasury, tax and loan note;

     - Federal Reserve discount window;

     - guaranteed trust preferred securities; and

     - commercial paper

     The following table sets forth information regarding selected categories of borrowings as of the dates indicated.

                                                                  AS OF DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   2001                  2000                  1999
                                            -------------------   -------------------   -------------------
                                            BALANCE    AVG RATE   BALANCE    AVG RATE   BALANCE    AVG RATE
                                            -------    --------   -------    --------   -------    --------
                                                                (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
Fed funds purchased.......................  $232,119     1.51%    $107,974     6.13%    $ 29,575     5.21%
Securities sold under repurchase
  agreements..............................    29,649     1.77       19,899     6.44       27,129     5.49
Treasury, tax and loan note...............     1,128     1.51          523     6.29          405     4.01
Federal Home Loan Bank -- short term......    27,325     2.04           --       --       26,400     5.16
Commercial paper..........................     4,677     2.26        6,453     6.81           --       --
Other borrowings -- short term............    24,985     3.62       11,590     8.28       29,780     8.47
                                            --------    -----     --------    -----     --------     ----
     Total Short-Term Borrowings..........   319,883     1.75%     146,439     6.37%     113,289     6.12%
                                            --------    -----     --------    -----     --------     ----
LONG-TERM BORROWINGS
Federal Home Loan Bank -- long term.......    59,452     5.98       33,340     6.45        9,917     4.99
Fair value adjustment related to hedge....     2,535                    --                    --
                                            --------              --------              --------
     Total Long-Term FHLB Borrowings......    61,987                33,340                 9,917
Guaranteed trust preferred securities.....    40,000    10.52       25,000    10.71           --       --
                                            --------    -----     --------    -----     --------     ----
     Total Long-Term Borrowings...........   101,987     7.61%      58,340     8.28%       9,917     4.99%
                                            --------    -----     --------    -----     --------     ----
     TOTAL BORROWINGS.....................  $421,870     3.16%    $204,779     6.91%    $123,206     6.03%
                                            ========    =====     ========    =====     ========     ====

     Total borrowings were $421.9 million, $204.8 million and $123.2 million at December 31, 2001, 2000 and 1999, respectively, representing 14.7%, 8.6% and 6.7% of earning assets. Fed Funds purchased accounted for $232.1 million, or 55.0%, of total borrowings at December 31, 2001, as compared to $108.0 million, or 52.7%, and $29.6 million, or 24.0%, of total borrowings at December 31, 2000 and 1999, respectively. Repurchase agreements accounted for $29.6 million, or 7.0%, of total borrowings at December 31, 2001, as compared to $19.9 million, or 9.7%, of total borrowings at December 31, 2000, and $27.1 million, or 22.0%, of total borrowings at December 31, 1999. Federal Home Loan Bank advances accounted for $89.3 million, or 21.2%, of total borrowings at December 31, 2001, as compared to $33.3 million, or 16.3%, of total borrowings at

December 31, 2000, and $36.3 million, or 29.5%, at December 31, 1999. Guaranteed trust preferred securities accounted for $40.0 million, or 9.5%, of total borrowings at December 31, 2001 as compared to $25.0 million, or 12.2% of total borrowings at December 31, 2000. There were no guaranteed trust preferred securities outstanding at December 31, 1999. A description of these securities is included in "Guaranteed Trust Preferred Securities." CIB Marine increased its utilization of short and long-term borrowings during 2001 in order to meet its funding needs or when the terms on these products were as, or more favorable than other types of funding.

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

     CIB Marine has a $30.0 million secured revolving line of credit with a non-affiliated commercial bank. As of December 31, 2001, 2000 and 1999 there were outstanding balances on this line of credit of $25.0 million, $11.6 million and $29.7 million, respectively. These funds were used to provide capital support for the growth of the subsidiary banks, acquire branches and for working capital.

     GUARANTEED TRUST PREFERRED SECURITIES At December 31, 2001, CIB Marine had $40.0 million outstanding in guaranteed trust preferred securities, as compared to $25.0 million at December 31, 2000. Though presented in the balance sheet as debt, these securities qualify as Tier I equity capital for regulatory capital purposes. The securities are classified in the liability section of the Consolidated Balance Sheets, and the distributions on the securities are classified as interest expense in the Consolidated Statements of Income. In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.2% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities and are included in Other Assets. CIB Marine used the net proceeds of $14.5 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

     In March 2000 CIB Marine issued $10.0 million in guaranteed trust preferred securities. Distributions are cumulative and are payable to the security holders semi-annually at 10.88% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on March 8, 2030, and are callable beginning March 8, 2010, at a premium, which declines ratably to par by March 8, 2020. Issuance costs of $0.3 million were incurred in connection with these securities and are included in Other Assets. CIB Marine used the net proceeds of $9.7 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

     In September 2000 CIB Marine issued $15.0 million in guaranteed trust preferred securities. Distributions are cumulative and are payable to the security holders semi-annually at 10.60% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on September 7, 2030, and are callable beginning September 7, 2010, at a premium, which declines ratably to par by September 7, 2020. Issuance costs of $0.5 million were incurred in connection with these securities and are included in Other Assets. CIB Marine used the net proceeds of $14.5 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     Refer to Note 1 -- Summary of Significant Accounting Policies, to CIB Marine's December 31, 2001 audited financial statements contained in Item 8 of this Form 10-K.

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funds available to fund various commitments, including those from loan demand, deposit withdrawals and other obligations and opportunities in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's principal source of liquidity is dividends from its subsidiaries paid from earnings of the subsidiaries. CIB Marine's funding requirements are primarily met by cash inflows of funds from deposits, borrowings and loan repayments.

     The following discussion should be read in conjunction with the statements of cash flows for 2001, 2000 and 1999 contained in Item 8 of this Form 10-K.

     Net cash provided by operating activities was $22.6 million, $9.9 million and $28.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in net cash provided by operating activities from 2000 to 2001 was primarily due to increases in proceeds from the sale of loans held for sale. The decrease in net cash provided by operating activities in 2000 compared to 1999 was primarily due to increases in loans held for sale and other assets.

     Net cash used in investing activities was $468.4 million, $508.5 million and $529.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash used for investment activities in 2001 compared to 2000 was due primarily to securities purchases, net of sales and maturities, which was a net inflow of $93.3 million in 2001 compared to a net cash outflow of $128.0 million in 2000. The decrease in cash used for investment activities in 2000 compared to 1999 was due primarily to the change in the net increase in loans which was $383.9 million in 2000 and $498.9 million in 1999. The net increase in loans represented the largest amount of cash used in investing activities for each period. The net increase in loans were $557.0 million, $383.9 million and $498.9 million, accounting for 118.9%, 75.5%, and 94.2%, respectively, of net cash used for investing activities in the years ended December 31, 2001, 2000 and 1999. In 1999 the purchase of branch assets and deposits reduced net cash used in investing activities by $124.4 million.

     Net cash provided by financing activities was $452.1 million, $519.5 million and $497.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Deposits, which include demand, money market and savings accounts and time deposits, represented the largest source of net cash provided by financing activities and accounted for 51.3%, 82.8% and 78.1% for each of the respective years. Deposits, ignoring the effects of branch acquisitions and sales, increased by $232.1 million in 2001, $430.3 million in 2000, and $388.5 million in 1999.

     The following table summarizes long term minimum cash payment commitments other than deposit liabilities presented elsewhere in this section under Funding Strategy.

                                               LONG       GUARANTEED       MINIMUM
                                               TERM     TRUST PREFERRED   OPERATING     EQUITY
                                               DEBT       SECURITIES       LEASES     COMMITMENTS    TOTAL
                                               ----     ---------------   ---------   -----------    -----
                                                                  (DOLLARS IN THOUSANDS)
Maturity prior
12/31/02 1 Year............................   $             $              $ 1,853      $1,954      $  3,807
12/31/03 2 Years...........................    17,567                        1,846                    19,413
12/31/04 3 Years...........................     8,500                        1,573                    10,073
12/31/05 4 Years...........................                                  1,404                     1,404
12/31/06 5 Years...........................                                  1,267                     1,267
  Beyond 5 Years...........................    35,920        40,000          6,083                    82,003
                                              -------       -------        -------      ------      --------
      Total................................   $61,987       $40,000        $14,026      $1,954      $117,967
                                              =======       =======        =======      ======      ========

     CIB Marine was able to meet its liquidity needs in 2001 and expects to meet these needs in 2002.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at December 31, 2001, 2000 and 1999 are contained in the following table. The capital levels of CIB Marine and the subsidiary banks were in excess of the required regulatory minimums at the dates indicated. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth and maintain sufficiently high lending limits to permit the banks to meet the credit needs of its commercial borrowers. The risk-based capital ratios of CIB Marine and its subsidiary banks for December 31, 2001 and 2000, are included in Note 11 to CIB Marine's December 31, 2001, audited financial statements contained in Item 8 of this Form 10-K.

                                                                        AT DECEMBER 31,
                                                             --------------------------------------
                                                                2001          2000          1999
                                                                ----          ----          ----
                                                                     (DOLLARS IN THOUSANDS)
RISK WEIGHTED ASSETS (RWA)...............................    $2,790,669    $2,221,208    $1,698,028
                                                             ==========    ==========    ==========
AVERAGE ASSETS (1).......................................    $2,818,577    $2,402,253    $1,761,878
                                                             ==========    ==========    ==========
CAPITAL COMPONENTS
  Stockholders' equity...................................    $  237,142    $  203,367    $  169,703
  Guaranteed trust preferred securities and minority
     interests...........................................        40,133        25,000            --
  Less: disallowed intangibles...........................       (11,420)      (12,746)      (14,171)
  Add/less: Unrealized loss/(gain) on securities.........        (3,023)       (2,242)        2,110
                                                             ----------    ----------    ----------
TIER 1 CAPITAL...........................................    $  262,832    $  213,379    $  157,642
  Allowable allowance for loan loss......................        34,078        23,988        16,214
                                                             ----------    ----------    ----------
TOTAL RISK BASED CAPITAL.................................    $  296,910    $  237,367    $  173,856
                                                             ==========    ==========    ==========

                                                                         DECEMBER 31, 2001
                                                               --------------------------------------
                                                                                       FOR CAPITAL
                                                                                        ADEQUACY
                                                                    ACTUAL              PURPOSES
                                                               -----------------    -----------------
                                                                AMOUNT     RATIO     AMOUNT     RATIO
                                                               --------    -----     ------     -----
Total Capital (to RWA).....................................    $296,910    10.64%   $223,254    8.00%
Tier 1 Capital (to RWA)....................................     262,832     9.42%    111,627    4.00%
Tier 1 Leverage (to avg. assets)...........................     262,832     9.32%    112,743    4.00%

                                                                         DECEMBER 31, 2000
                                                               --------------------------------------
                                                                                       FOR CAPITAL
                                                                                        ADEQUACY
                                                                    ACTUAL              PURPOSES
                                                               -----------------    -----------------
                                                                AMOUNT     RATIO     AMOUNT     RATIO
                                                               --------    -----    --------    -----
Total Capital (to RWA).....................................    $237,367    10.69%   $177,697    8.00%
Tier 1 Capital (to RWA)....................................     213,379     9.61%     88,848    4.00%
Tier 1 Leverage (to avg. assets)...........................     213,379     8.88%     96,090    4.00%

-------------------------
(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     CIB Marine's primary sources of capital have been the retention of net income, the issuance of additional common stock and the issuance of guaranteed trust preferred securities. The issuance of common stock, through private placement offerings, provided $6.0 million, $7.6 million and $5.8 million in additional capital in 2001, 2000 and 1999, respectively. Retained earnings provided $26.9 million, $20.7 million and $13.3 million of additional capital in 2001, 2000 and 1999, respectively. In February, and the first 15 days of March 2002, CIB Marine raised $0.7 million in capital pursuant to a private placement offering of its common stock.

     CIB Marine issued $15.0 million and $25.0 million in guaranteed trust preferred securities in 2001 and 2000, respectively. These securities qualify as Tier 1 equity capital for regulatory capital purposes. A discussion of these securities is included in "Guaranteed Trust Preferred Securities".

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

     CIB Marine's Board of Directors has overall responsibility for its interest rate risk management policies. CIB Marine sets policy limits for interest rate risk to be assumed in the normal course of business. CIB Marine's market risk policy has the general objective of maintaining a low level of earnings volatility due to interest rate risk and to protect CIB Marine from the impact that changes in interest rates have on net interest income. CIB Marine uses gap analysis and earnings simulations to measure interest rate risk. CIB Marine's Asset-Liability Management Committee monitors, at least quarterly, the interest rate risk measurements for compliance with policy limits.

     If the derived interest rate risk measurements are outside of the policy limits, management may implement any of a variety of strategies to reduce the risk. CIB Marine strives to use the most effective instrument for implementing its interest rate risk management strategies, considering the costs, liquidity impact and capital requirements of the various alternatives. The implementation strategies usually involve altering the market risk characteristics of new funding liabilities, and may also include the use of derivative instruments and the altering of the market risk characteristics of groups of interest rate sensitive assets such as the repositioning of marketable securities.

     The gap analysis as of December 31, 2001, is shown in the following table representing the contractual reprice risk positions of CIB Marine. The gap analysis does not represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excessive interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest earning-assets will reprice in a given time period.

                                                                     DECEMBER 31, 2001
                                          ------------------------------------------------------------------------
                                             0-3          4-6         7-12        2-5        OVER 5
                                            MONTHS       MONTHS      MONTHS      YEARS       YEARS        TOTAL
                                            ------       ------      ------      -----       ------       -----
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans...............................    $1,621,547    $ 92,708    $ 87,928    $540,504    $ 46,795    $2,389,482
  Securities..........................        58,199      18,682      97,361     190,775      54,358       419,375
  Loans held for sale.................        34,295          --          --          --          --        34,295
  Federal funds sold..................        29,314          --          --          --          --        29,314
                                          ----------    --------    --------    --------    --------    ----------
TOTAL INTEREST-EARNING ASSETS.........     1,743,355     111,390     185,289     731,279     101,153     2,872,466
                                          ----------    --------    --------    --------    --------    ----------
Interest-bearing liabilities:
  Time deposits.......................       431,441     303,759     411,387     579,339      34,733     1,760,659
  Savings and interest-bearing demand
    deposits..........................       361,002          --          --          --          --       361,002
  Short-term borrowings...............       318,849          --       1,034          --          --       319,883
  Long-term borrowings................            --          --          --      26,067      35,920        61,987
  Guaranteed trust preferred
    securities........................            --          --          --          --      40,000        40,000
                                          ----------    --------    --------    --------    --------    ----------
TOTAL INTEREST-BEARING LIABILITIES....    $1,111,292    $303,759    $412,421    $605,406    $110,653    $2,543,531
                                          ----------    --------    --------    --------    --------    ----------
Interest sensitivity GAP (by
  period).............................       632,063    (192,369)   (227,132)    125,873      (9,500)      328,935
Interest sensitivity GAP
  (cumulative)........................       632,063     439,694     212,562     338,435     328,935       328,935
ADJUSTED FOR DERIVATIVES:
  Derivatives (notional, by period)...       (55,000)         --          --          --      55,000            --
  Derivatives (notional,
    cumulative).......................       (55,000)    (55,000)    (55,000)    (55,000)         --            --
Interest sensitivity GAP (by
  period).............................       577,063    (192,369)   (227,132)    125,873      45,500       328,935
Interest sensitivity GAP
  (cumulative)........................       577,063     384,694     157,562     283,435     328,935       328,935
Cumulative Gap as a % of Total
  Assets..............................         19.59%      13.06%       5.35%       9.62%      11.17%

     The financial instruments are shown to reprice at the earlier of their maturity date or their next contractual reprice date (e.g., a variable rate loan's next rate reset date) but does not show by how much those rates are expected to change. In the gap analysis, nonmaturing interest-earning assets and interest-bearing liabilities are shown to reprice immediately and the Collateralized Mortgage Obligations and the Real Estate Mortgage Investment Conduits that are a part of the investment securities are shown to reprice in those periods in which they are expected to repay.

     The table indicates that CIB Marine has a positive gap at one year and a positive gap in time periods exceeding one year. With a positive gap, an increase in interest rates will generally have a positive effect on the net interest income, and a decrease in interest rates will generally have a negative effect on net interest income. With a negative gap, a decrease in interest rates will generally have a positive effect on the net interest income, and an increase in interest rates will generally have a negative effect on net interest income.

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

     The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in short term U.S. prime rates of interest as of December 31, 2001 and 2000.

                                                                        BASIS POINT CHANGES
                                                             -----------------------------------------
                                                              +200         +100        -100       -200
                                                              ----         ----        ----       ----
DECEMBER 31, 2001:
Net interest income change over one year..............        (7.61)%      (4.85)%     4.73%      8.35%

DECEMBER 31, 2000:
Net interest income change over one year..............        (8.73)%      (4.39)%     3.66%      7.49%

     The table illustrates, based upon the assumptions used in the model, that net interest income of CIB Marine could change by approximately (7.61)%, (4.85)%, 4.73% and 8.35% if interest rates were to change by +200, +100, -100 and -200 basis points, respectively. This reveals a liability sensitive rate risk position for the one-year horizon. CIB Marine monitors the model on an ongoing basis to ensure the assumptions most accurately reflect the current conditions.

     The balance sheet financial instruments included in the gap and simulation models include loans, investment securities, federal funds sold, time deposits, saving deposits, interest-bearing demand deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowings. Some of the options accounted for in the simulation analysis include call options in U.S. Government Sponsored Enterprise issued investment securities and embedded call options in U.S. Government Sponsored Enterprise issued Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits. There are four derivative financial instruments with a total notional value of $55.0 million included in the gap and simulation models. These derivatives are all fixed receive, floating pay (e.g. 1-month LIBOR) swaps. The $25 million notional value hedge of a long-term borrowing and is more fully described in "Borrowings". The remaining $30 million hedge callable certificates of deposit and effectively convert the fixed rates of the callable certificates of deposits into floating rates. The call option terms of the certificates of deposits are matched to the option terms of the respective interest rate swaps.

     Some of the features of the financial instruments included in the model that are not reflected fully in the quantitative market risk disclosure information include repayment plans and embedded call options in loans, call options in municipal bonds and U.S. Government Sponsored Enterprise issued structured notes, early redemption and put options in time deposits and other borrowings, and interest rate caps, ceilings and floors in certain variable rate loans and investment securities.

     The following assumptions were used in the earnings simulation model:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
CIB Marine Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As more fully described in Note 1 to the consolidated financial statements, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

                                          KPMG LLP

Milwaukee, Wisconsin
February 20, 2002

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  2001         2000
                                                                  ----         ----
                                                               (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................   $   29,686   $   29,632
  Federal Funds Sold........................................       29,314       23,051
                                                               ----------   ----------
       Total Cash and Cash Equivalents......................       59,000       52,683
                                                               ----------   ----------
Loans Held for Sale.........................................       34,295       16,200
Securities:
  Available for Sale, at fair value.........................      322,766      379,605
  Held to Maturity (approximate fair value of $98,759 and
     $127,523, respectively)................................       96,609      126,794
                                                               ----------   ----------
       Total Securities.....................................      419,375      506,399
                                                               ----------   ----------
Loans.......................................................    2,389,482    1,831,231
  Less: Allowance for Loan Loss.............................      (34,078)     (23,988)
                                                               ----------   ----------
     Net Loans..............................................    2,355,404    1,807,243
                                                               ----------   ----------
Premises and Equipment, net.................................       27,807       24,355
Accrued Interest Receivable.................................       16,993       21,067
Goodwill and Core Deposit Intangibles, net..................       11,418       12,743
Foreclosed Properties.......................................        3,168        1,626
Other Assets................................................       18,029       20,969
                                                               ----------   ----------
       Total Assets.........................................   $2,945,489   $2,463,285
                                                               ==========   ==========
LIABILITIES
Deposits:
  Noninterest-Bearing Demand................................   $  148,696   $  147,235
  Interest-Bearing Demand...................................       60,671       53,795
  Savings...................................................      300,331      238,119
  Time......................................................    1,760,659    1,598,944
                                                               ----------   ----------
       Total Deposits.......................................    2,270,357    2,038,093
                                                               ----------   ----------
Short-term Borrowings.......................................      319,883      146,439
Accrued Interest Payable....................................       11,335       12,972
Accrued Income Taxes........................................           18          277
Other Liabilities...........................................        4,767        3,797
Long-term Borrowings........................................       61,987       33,340
Guaranteed Trust Preferred Securities.......................       40,000       25,000
                                                               ----------   ----------
       Total Liabilities....................................    2,708,347    2,259,918
                                                               ----------   ----------
STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 5,000,000 Shares Authorized,
  None Issued...............................................           --           --
Common Stock, $1 Par Value; 50,000,000 Shares Authorized,
  17,876,752 and 17,578,135 Issued and Outstanding,
  respectively..............................................       17,877       17,578
Capital Surplus.............................................      148,972      143,194
Retained Earnings...........................................       67,270       40,353
Accumulated Other Comprehensive Income, net.................        3,023        2,242
                                                               ----------   ----------
       Total Stockholders' Equity...........................      237,142      203,367
                                                               ----------   ----------
       Total Liabilities and Stockholders' Equity...........   $2,945,489   $2,463,285
                                                               ==========   ==========

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  2001           2000           1999
                                                                  ----           ----           ----
                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans......................................................    $   174,355    $   161,381    $   104,022
Loans Held For Sale........................................          1,919            454            795
Securities:
  Taxable..................................................         22,722         23,850         14,860
  Tax-exempt...............................................          2,842          2,821          1,808
  Dividends................................................            304            349            279
Federal Funds Sold.........................................          1,126          1,340            817
                                                               -----------    -----------    -----------
    Total Interest and Dividend Income.....................        203,268        190,195        122,581
                                                               -----------    -----------    -----------
INTEREST EXPENSE
Deposits...................................................        100,590        102,466         62,361
Short-term Borrowings......................................          8,481          7,113          1,510
Long-term Borrowings.......................................          2,633          1,792            841
Guaranteed Trust Preferred Securities......................          4,024          1,351             --
                                                               -----------    -----------    -----------
    Total Interest Expense.................................        115,728        112,722         64,712
                                                               -----------    -----------    -----------
Net Interest Income........................................         87,540         77,473         57,869
Provision for Loan Losses..................................         12,743          9,454          6,785
                                                               -----------    -----------    -----------
    Net Interest Income After Provision for Loan Losses....         74,797         68,019         51,084
                                                               -----------    -----------    -----------
NONINTEREST INCOME
Loan Fees..................................................          3,599          2,140            946
Mortgage Banking Revenue...................................          7,918          2,051          1,687
Deposit Service Charges....................................          2,761          2,448          1,795
Other Service Fees.........................................            515            404            400
Trust......................................................             --            548            550
Gain on Sale of Assets.....................................             --            459            801
Other Noninterest Income...................................          1,542            733            146
Gain on Securities, net....................................          4,028             31              2
                                                               -----------    -----------    -----------
    Total Noninterest Income...............................         20,363          8,814          6,327
                                                               -----------    -----------    -----------
NONINTEREST EXPENSE
Compensation and Employee Benefits.........................         33,150         27,388         22,225
Equipment..................................................          3,236          2,990          2,503
Occupancy and Premises.....................................          5,297          4,159          3,384
Professional Services......................................          1,959          1,945          1,282
Advertising/Marketing......................................          1,035            965            887
Amortization of Intangibles................................          1,325          1,399          1,057
Telephone & Data Communications............................          1,508          1,090            916
Merger-Related Charges.....................................            477             --             --
Other Expense..............................................          6,267          5,251          4,648
                                                               -----------    -----------    -----------
    Total Noninterest Expense..............................         54,254         45,187         36,902
                                                               -----------    -----------    -----------
Income Before Income Taxes.................................         40,906         31,646         20,509
Income Tax Expense.........................................         13,989         10,975          7,250
                                                               -----------    -----------    -----------
       NET INCOME..........................................    $    26,917    $    20,671    $    13,259
                                                               ===========    ===========    ===========
EARNINGS PER SHARE
Basic......................................................    $      1.52    $      1.19    $      0.80
Diluted....................................................           1.49           1.17           0.79
Weighted Average Shares -- Basic...........................     17,751,752     17,381,478     16,528,981
Weighted Average Shares -- Diluted.........................     18,083,013     17,622,964     16,741,410

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK                              ACCUMULATED
                                     --------------------                             OTHER
                                                    PAR     CAPITAL    RETAINED   COMPREHENSIVE   TREASURY
                                       SHARES      VALUE    SURPLUS    EARNINGS   INCOME (LOSS)    STOCK      TOTAL
                                       ------      -----    -------    --------   -------------   --------    -----
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1998.........  16,514,244   $16,514   $126,096   $ 7,191       $   742       $  --     $150,543
                                     ==========   =======   ========   =======       =======       =====     ========
Comprehensive Income:
Net Income.........................          --        --         --    13,259            --          --       13,259
Other Comprehensive Income:
  Unrealized Securities Holding
    Losses Arising During the
    Year...........................          --        --         --        --        (4,619)         --       (4,619)
  Reclassification Adjustment for
    Gains Included in Net Income...          --        --         --        --            (2)         --           (2)
  Income Tax Effect................          --        --         --        --         1,769          --        1,769
                                                                                                             --------
      Total........................                                                                            10,407
                                                                                                             --------
Common Stock Issuance..............     345,450       397      5,796      (393)           --          --        5,800
Non-Cash Compensation..............          --        --        185        --            --          --          185
Exercise of Stock Options..........     215,297       164      2,598        --            --          --        2,762
Purchase of Treasury stock.........     (12,600)       --         --        --            --        (206)        (206)
Sale of Treasury Stock.............      12,600        --          6        --            --         206          212
                                     ----------   -------   --------   -------       -------       -----     --------
BALANCE, DECEMBER 31, 1999.........  17,074,991   $17,075   $134,681   $20,057       $(2,110)      $  --     $169,703
                                     ==========   =======   ========   =======       =======       =====     ========
Comprehensive Income:
Net Income.........................          --        --         --    20,671            --          --       20,671
Other Comprehensive Income:
  Unrealized Securities Holding
    Gains Arising During the
    Year...........................          --        --         --        --         7,133          --        7,133
  Reclassification Adjustment for
    Gains Included in Net Income...          --        --         --        --           (31)         --          (31)
  Income Tax Effect................          --        --         --        --        (2,750)         --       (2,750)
                                                                                                             --------
      Total........................                                                                            25,023
                                                                                                             --------
Common Stock Issuance..............     428,581       428      7,595      (375)           --          --        7,648
Non-Cash Compensation..............          --        --         67        --            --          --           67
Exercise of Stock Options..........      74,563        75        851        --            --          --          926
                                     ----------   -------   --------   -------       -------       -----     --------
BALANCE, DECEMBER 31, 2000.........  17,578,135   $17,578   $143,194   $40,353       $ 2,242       $  --     $203,367
                                     ==========   =======   ========   =======       =======       =====     ========
Comprehensive Income:
Net Income.........................          --        --         --    26,917            --          --       26,917
Other Comprehensive Income:
  Unrealized Securities Holding
    Gains Arising During the
    Year...........................          --        --         --        --         5,266          --        5,266
  Reclassification Adjustment for
    Gains Included in Net Income...          --        --         --        --        (4,028)         --       (4,028)
  Income Tax Effect................          --        --         --        --          (457)         --         (457)
                                                                                                             --------
      Total........................                                                                            27,698
                                                                                                             --------
Common Stock Issuance..............     287,038       287      5,704        --            --          --        5,991
Payments to Dissenters and for
  Fractional Shares................     (10,659)      (10)      (228)       --            --          --         (238)
Non-Cash Compensation..............          --        --         17        --            --          --           17
Exercise of Stock Options..........      22,238        22        285        --            --          --          307
                                     ----------   -------   --------   -------       -------       -----     --------
BALANCE, DECEMBER 31, 2001.........  17,876,752   $17,877   $148,972   $67,270       $ 3,023       $  --     $237,142
                                     ==========   =======   ========   =======       =======       =====     ========

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  2001         2000         1999
                                                                  ----         ----         ----
                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................    $  26,917    $  20,671    $  13,259
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
    Deferred Loan Fee Amortization..........................       (7,514)      (6,085)      (2,215)
    Depreciation and Other Amortization.....................        4,120        4,000        3,749
    Non-Cash Compensation...................................           17           67          185
    Provision for Loan Loss.................................       12,743        9,454        6,785
    Originations of Loans Held for Sale.....................     (254,414)     (80,770)    (113,426)
    Purchases of Loans Held for Sale........................     (695,137)    (155,577)    (108,226)
    Proceeds from Sale of Loans Held for Sale...............      931,456      224,450      234,732
    Deferred Tax Expense (Benefit)..........................        8,667       (2,349)      (3,252)
    Gain on Sale of Branch..................................           --         (307)        (805)
    Loss (Gain) on Sale of Other Assets.....................           --         (368)          23
    Gain on Sale of Securities..............................       (4,028)         (61)          (2)
    Decrease (Increase) in Interest Receivable and Other
      Assets................................................          738       (8,532)      (5,159)
    Increase (Decrease) in Interest Payable and Other
      Liabilities...........................................         (926)       5,321        2,908
                                                                ---------    ---------    ---------
      Net Cash Provided by Operating Activities.............       22,639        9,914       28,556
                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities of Securities Available for Sale.............      956,907      762,374      131,970
    Maturities of Securities Held to Maturity...............       61,482       42,498       54,573
    Purchase of Securities Available for Sale...............     (843,846)    (902,576)    (237,371)
    Purchase of Securities Held to Maturity.................      (35,870)     (17,169)     (96,733)
    Proceeds from Sales of Securities Available for Sale....       86,931       29,252           --
    Repayments of Mortgage Backed Securities Held to
      Maturity..............................................        6,568        3,658        5,289
    Repayments of Mortgage Backed Securities Available for
      Sale..................................................       33,639        6,431        5,551
    Net Decrease (Increase) in other equities (including
      FHLB stock)...........................................       (2,246)       1,137       (1,449)
    Purchase of Mortgage Backed Securities Available for
      Sale..................................................     (168,618)     (45,912)      (6,488)
    Purchase of Mortgage Backed Securities Held to
      Maturity..............................................       (1,676)      (7,715)      (8,002)
    Net Decrease (Increase) in Limited Partnership
      Investments...........................................          131         (436)      (2,457)
    Net Increase in Loans...................................     (556,984)    (383,947)    (498,918)
    Proceeds from Sale of Foreclosed Properties.............        2,052        6,366          363
    Proceeds from Sale of Assets............................           --        1,037        3,092
    Capital Expenditures....................................       (6,853)      (3,461)      (3,242)
    Purchase of Branch Assets and Deposits, net of
      Goodwill..............................................           --           --      124,403
                                                                ---------    ---------    ---------
      Net Cash Used in Investing Activities.................     (468,383)    (508,463)    (529,419)
                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Deposits....................................      232,058      430,319      388,460
    Proceeds from Long-term Borrowings......................       25,949       23,180           20
    Repayments of Long-term Borrowings......................           --           --      (10,250)
    Proceeds from Issuance of Guaranteed Trust Preferred
      Securities............................................       14,550       24,250           --
    Proceeds from Issuance of Common Stock..................        5,991        7,649        5,800
    Proceeds from Stock Options Exercised...................          307          926        2,761
    Cash Paid to Dissenters and for Fractional Shares.......         (238)          --           --
    Purchase/Sale of Treasury Stock.........................           --           --            6
    Net Increase in Short-term Borrowings...................      173,444       33,220      110,534
                                                                ---------    ---------    ---------
      Net Cash Provided by Financing Activities.............      452,061      519,544      497,331
                                                                ---------    ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents........        6,317       20,995       (3,532)
Cash and Cash Equivalents, Beginning of Year................       52,683       31,688       35,220
                                                                ---------    ---------    ---------
Cash and Cash Equivalents, End of Year......................    $  59,000    $  52,683    $  31,688
                                                                =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest................................................    $ 117,365      108,249       61,435
    Income Taxes............................................        5,172       12,970       10,554
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Transfers of Loans to Foreclosed Properties & Other
      Assets................................................        3,867       13,318        1,099

          See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     CIB Marine Bancshares, Inc. is a bank holding company owning 100% of the common stock of its subsidiaries. References to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to customers who are small and middle-market businesses and the investment in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Offices and, generally, customers are located in the central Illinois, Chicago, Milwaukee, Indianapolis, Omaha, Phoenix and southeast Florida markets.

     The accounting and reporting policies of CIB Marine conformed to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. CIB Marine and its subsidiaries utilize the accrual basis of accounting.

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

RECLASSIFICATIONS

     Reclassifications have been made to certain balances as of and for the years ended December 31, 2000 and 1999 to be consistent with classifications adopted for 2001.

CASH FLOWS

     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions "Cash and Due from Banks" and "Federal Funds Sold", all of which mature within ninety days.

OTHER INVESTMENTS

     Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine's ownership is at least 3% in a limited partnership and 20% in a corporate entity but less than a controlling interest. Investments which fall below the specified interests are accounted for using the cost method.

     The equity method of accounting requires CIB Marine to record its proportionate share of income or loss as an increase or decrease in its investment and a corresponding gain or loss in noninterest income. Cash dividends or other distributions received by CIB Marine are recorded as reductions in the carrying amount of the investment.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

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

LOANS HELD FOR SALE

     Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by a charge to mortgage banking revenue. Gains and losses on the sale of loans are included in mortgage banking revenue.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans that management has the intent and ability to hold to maturity for the foreseeable future are carried at the amount of unpaid principal, increased by costs to originate and reduced by net deferred fees and an allowance for loan losses. The accrual of interest on loans is generally discontinued when a loan becomes ninety days delinquent unless the credit is well secured and in process of collection. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered by management to be doubtful. Unpaid interest that has previously been recorded as income is written off against interest income when a loan is placed on nonaccrual. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal amount is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

     Management periodically reviews the loan portfolio in order to establish an allowance for loan losses that are probable at the reporting date. The provision for loan losses is based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, the relationship of the allowance for loan loss to outstanding loans, past loan loss experience, the estimated value of any underlying collateral and general economic conditions.

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

     Loan origination fees are deferred and certain direct origination costs are capitalized. The amounts deferred and capitalized are included in the carrying amount of the loans and are recognized as an adjustment of the yield of the related loan. Fees for loans sold and other loan fees are included in loan fee income as realized.

GOODWILL AND CORE DEPOSIT INTANGIBLES

     Goodwill and core deposit intangibles have arisen from the purchase of banks and banking assets. These intangible assets are amortized using the straight-line method over the estimated remaining benefit periods which approximates 15 years for goodwill and 8 to 10 years for core deposit intangibles. CIB Marine reviews goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adjustments, if any, would be recorded as a loss in the statement of income in the period in which the asset is determined to be impaired.

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

FORECLOSED PROPERTIES

     Foreclosed properties include property acquired in partial or full satisfaction of loans, primarily through foreclosures. These properties are carried at the lower of cost or current fair value less estimated selling costs. When a property is acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value less estimated selling cost is charged as a loan loss against the allowance for loan losses. Holding costs, subsequent declines in value and gains or losses on disposition are included in other expenses.

STOCK-BASED COMPENSATION

     CIB Marine applies Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation plans. Under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) companies may elect to recognize

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

stock-based compensation expenses based on the fair value of the awards or continue to account for stock-based compensation under APB 25. CIB Marine has elected to continue to apply the provisions of APB 25.

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

INCOME TAXES

     Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years' tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns.

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

     CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona and Nebraska. These services include commercial and retail lending and deposits. While CIB Marine's chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas, are managed and financial performance is evaluated on a corporate-wide basis. The mortgage banking operations are also evaluated separately, but are not presented as a separate segment as its assets and results of operations do not meet the required disclosure criteria. Accordingly, all of CIB Marine's operations are reported in its financial statements in one reportable operating segment.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during the periods. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

DERIVATIVE AND HEDGING ACTIVITIES

     CIB Marine uses certain derivative financial instruments to help manage (hedge) its risk or exposure to changes in interest rates and in conjunction with it mortgage banking operations. Effective January 1, 2001, CIB Marine adopted SFAS 133, as amended by SFAS 138, which establishes new rules for the recognition and measurement of derivatives and hedging activities.

     Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, CIB Marine designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("Fair-Value Hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("Cash-Flow Hedge"), (3) a foreign-currency fair-value or cash-flow hedge ("Foreign-Currency Hedge"), (4) a hedge of a net investment in a foreign operation, or (5) held for trading ("Trading Instruments"). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Fair-Value Hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Cash-Flow Hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, Foreign-Currency Hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction meets the criteria for a Fair-Value Hedge or a Cash-Flow Hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustment account within equity. Last, changes in the fair value of derivative trading instruments are reported in current-period earnings.

     CIB Marine formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as Fair-Value Hedges, Cash-Flow Hedges, or Foreign-Currency Hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. CIB Marine formally assesses, both at the hedge's inception and on an ongoing quarterly basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future period. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, CIB Marine Marine discontinues hedge accounting prospectively.

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

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

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

     CIB Marine has most commonly used interest rate swaps to hedge the changes in fair value of fixed rate borrowings and deposits attributable to changes in market interest rates. CIB Marine primarily engages in floating-pay, fixed-receive swaps, whereby CIB Marine pays a floating interest rate based upon an index (e.g., 3-month LIBOR) and receives a fixed rate of interest . This type of transaction is used to hedge the exposure of changes in fair value of a fixed rate liability, and effectively change the net interest cash flows from fixed rate to floating rate. This particular transaction is engaged in to provide a hedged funding liability that more closely offsets the market risk of certain floating rate assets whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.

     CIB Marine's mortgage banking activities include the issuance of commitments to extend residential mortgage loans. When the loan is originated or purchased it is recorded as a residential mortgage loan held for sale. The residential mortgage loans held for sale are hedged with conditional forward contracts and a Fair Value Hedge is designated under SFAS 133. CIB Marine is in a short position with conditional forward contracts, whereby CIB Marine agrees to sell residential mortgage loans held for sale at a pre-established price at some future date, and in a long position with the residential mortgage loans held for sale. The hedging relationship is highly effective and hedges changes in the fair value of the residential mortgage loans held for sale due to interest rate changes. The notional amount of conditional forward contracts outstanding varies and is a function of the current residential mortgage loans held for sale and commitments to extend mortgage loans to be held for sale.

     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent compensation in addition to interest. The contingent compensation is typically based upon, or determined by, the financial performance of the borrower. At December 31, 2001, CIB Marine determined these agreements did not to have any fair value. The adoption of SFAS 133 on January 1, 2001, resulted in the following, after tax adjustment as of December 31, 2001; an increase in consolidated assets of $2.6 million, an increase in consolidated liabilities of $2.5 million and an increase in net income of $0.03 million for the year ended December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities when extinguished. SFAS 140 provides consistent standards for distinguishing transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 was effective for recognition and reclassification of collateral and for disclosures relating to securitization of transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 is to be applied prospectively with certain exceptions and earlier or retroactive application of SFAS 140 is not

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

permitted. Adoption of SFAS 140 did not materially effect the results of operations or financial position of CIB Marine.

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS 142. As required under SFAS No. 142, CIB Marine will discontinue the amortization of goodwill with a net carrying value of $1.6 million at January 1, 2002 and annual amortization of $0.2 million that resulted from business combinations prior to the adoption of SFAS 141. Other intangible assets with a net carrying value of $9.8 million will continue to be amortized to expense over their estimated useful life with impairment evaluated on an ongoing basis. CIB Marine continues to evaluate the additional effect, if any, that adoption of SFAS 141 and SFAS 142 will have on CIB Marine's consolidated financial statements.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.
144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. CIB Marine is required to adopt SFAS 144 on January 1, 2002. Adoption of SFAS 144 is not expected to have a material effect on the results of operations or financial position of CIB Marine.

NOTE 2 -- BUSINESS COMBINATIONS

     On February 26, 1999, CIB Marine sold a banking office in Charleston, Illinois along with $14.4 million of loans and $12.2 million of deposits. The transaction was accounted for as a sale. The net proceeds were $3.1 million and the $0.8 million gain on the transaction is reflected as a component of noninterest income in the Consolidated Statements of Income.

     On March 29, 1999, CIB Marine purchased two banking offices, one each in Arlington Heights and Mount Prospect, Illinois, and assumed $115.8 million of deposits. The net purchase price for premises and equipment and deposit premium was $14.5 million. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed was

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 2 -- BUSINESS COMBINATIONS -- CONTINUED

$9.5 million, of which $1.4 million is a core deposit intangible being amortized over the 11 year expected lives of the related deposits based upon a level-yield amortization method. Goodwill of $8.1 million is being amortized over 15 years using the straight-line method.

     On September 24, 1999, CIB Marine purchased a banking office in Zion, Illinois, and assumed deposits of $28.2 million. The net purchase price for premises and equipment and deposit premium was $2.6 million. The transaction was accounted for as a purchase. The excess of the acquisition cost over the fair value of net assets acquired and deposit liabilities assumed was $2.0 million, of which $1.1 million is a core deposit intangible being amortized over the 11 year expected lives of the related deposits based upon a level-yield amortization method. Goodwill of $0.9 million is being amortized for 15 years using the straight-line method.

     On September 17, 2001, CIB Marine acquired Citrus Financial Services, Inc., a one-bank holding company through a merger transaction. Citrus Financial had total assets of $84.2 million and three full-service banking facilities at the time of the merger. Pursuant to the terms of the merger agreement, each share of Citrus Financial was exchanged for .4634 common shares of CIB Marine. CIB Marine issued 669,253 shares of its voting common stock to shareholders of Citrus Financial and paid cash of $0.2 million to dissenters and for fractional shares. The merger was accounted for as a pooling-of-interests. All consolidated financial statements of CIB Marine included herein have been restated to include the financial information of Citrus Financial as if CIB Marine and Citrus Financial had always been combined.

NOTE 3 -- CASH AND DUE FROM BANKS

     CIB Marine is required to maintain average reserve balances with the Federal Reserve Bank. The required reserves of $10.4 million and $4.6 million at December 31, 2001 and 2000, respectively, were maintained by CIB Marine.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4--SECURITIES

     The amortized cost, gross unrealized gains and losses and approximate fair values of securities at December 31, 2001 and 2000 are as follows:

Securities Available for Sale:

                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     -----
                                                                     (DOLLARS IN THOUSANDS)
2001
U.S. Treasury securities and obligations of U.S.
  Government agencies...............................    $104,601       $3,128         $ --       $107,729
Obligations of states and political subdivisions....       2,629          209           --          2,838
Other notes and bonds...............................         600           --           --            600
Commercial paper....................................       6,999            8           --          7,007
Mortgage backed securities..........................     195,386        2,227          614        196,999
Federal Home Loan Bank stock........................       6,575           --           --          6,575
Other equities......................................       1,018           --           --          1,018
                                                        --------       ------         ----       --------
                                                        $317,808       $5,572         $614       $322,766
                                                        ========       ======         ====       ========

2000
U.S. Treasury securities and obligations of U.S.
  Government agencies...............................    $252,039       $3,421         $601       $254,859
Obligations of states and political subdivisions....       7,627           65            1          7,691
Other notes and bonds...............................         600           --           --            600
Commercial paper....................................      50,497            7           47         50,457
Mortgage backed securities..........................      60,526        1,029          153         61,402
Federal Home Loan Bank stock........................       4,068           --           --          4,068
Other equities......................................         528           --           --            528
                                                        --------       ------         ----       --------
                                                        $375,885       $4,522         $802       $379,605
                                                        ========       ======         ====       ========

Securities Held to Maturity:

                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     -----
2001
U. S. Treasury securities and obligations of U.S.
  Government agencies...............................    $ 21,484       $  666         $ --       $ 22,150
Obligations of states and political subdivisions....      59,527        1,234          191         60,570
Other notes and bonds...............................         450           --           --            450
Mortgage backed securities..........................      15,148          472           31         15,589
                                                        --------       ------         ----       --------
                                                        $ 96,609       $2,372         $222       $ 98,759
                                                        ========       ======         ====       ========

2000
U. S. Treasury securities and obligations of U.S.
  Government agencies...............................    $ 60,499       $  296         $ 95       $ 60,700
Obligations of states and political subdivisions....      46,434          639          320         46,753
Other notes and bonds...............................         450           --           --            450
Mortgage backed securities..........................      19,411          261           52         19,620
                                                        --------       ------         ----       --------
                                                        $126,794       $1,196         $467       $127,523
                                                        ========       ======         ====       ========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4 -- SECURITIES -- CONTINUED

     Assets, primarily securities, carried at approximately $268.1 million and $209.2 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law. The approximate fair value of these assets were $273.1 million and $210.5 million at December 31, 2001 and 2000, respectively.

     The amortized cost and fair value of securities as of December 31, 2001, by contractual maturity, are shown below. Certain securities, other than mortgage backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage backed securities are not included in the maturity categories in the following maturity schedules.

                                                     SECURITIES HELD TO
                                                          MATURITY               SECURITIES AVAILABLE FOR SALE
                                                   -----------------------       ------------------------------
                                                   AMORTIZED        FAIR          AMORTIZED            FAIR
                                                     COST           VALUE            COST              VALUE
                                                   ---------        -----         ---------            -----
                                                                      (DOLLARS IN THOUSANDS)
Due in one year or less.....................        $23,636        $23,848         $ 48,257          $ 49,080
Due after one year through five years.......         33,858         34,889           61,514            63,676
Due after five years through ten years......         17,539         17,913            5,058             5,418
Due after ten years.........................          6,428          6,520               --                --
                                                    -------        -------         --------          --------
                                                     81,461         83,170          114,829           118,174
FHLB Stock & Other Equities.................             --             --            7,593             7,593
Mortgage backed securities..................         15,148         15,589          195,386           196,999
                                                    -------        -------         --------          --------
                                                    $96,609        $98,759         $317,808          $322,766
                                                    =======        =======         ========          ========

     Proceeds from the sale of securities available for sale during 2001, 2000 and 1999, were $86.9 million, $29.3 million and $0.0 million, respectively. Net realized gains on the sale of these securities available for sale were $4.0 million, $0.03 million and $0.0 million in 2001, 2000 and 1999, respectively. There were no sales of held to maturity securities in any of these periods.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5--LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

     The components of loans in the consolidated balance sheets were as follows:

                                                                   2001          2000
                                                                   ----          ----
                                                                 (DOLLARS IN THOUSANDS)
Commercial..................................................    $  899,488    $  605,526
Agricultural................................................         4,154         5,506
Real estate:
  1-4 family................................................       104,750        82,952
  Commercial real estate....................................       975,904       840,779
  Construction..............................................       394,081       282,000
                                                                ----------    ----------
     Total Real Estate Loans................................     1,474,735     1,205,731
Consumer....................................................         8,041        11,173
Credit Cards*...............................................           428         3,050
Other.......................................................        10,320         4,398
                                                                ----------    ----------
     Total Consumer Loans...................................        18,789        18,621
       Gross Loans..........................................     2,397,166     1,835,384
Deferred fees, net..........................................        (7,684)       (4,153)
Allowance for loan losses...................................       (34,078)      (23,988)
                                                                ----------    ----------
       Loans, net...........................................    $2,355,404    $1,807,243
                                                                ==========    ==========

---------------

* In November 2001, C1B Marine sold $1.7 million of its $2.1 million credit card portfolio, resulting in a gain of $0.1 million.

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     2001          2000
                                                                     ----          ----
                                                                   (DOLLARS IN THOUSANDS)
Impaired loans without a specific allowance.................       $ 5,723        $   --
Impaired loans with a specific allowance....................        18,237         7,757
                                                                   -------        ------
Total impaired loans........................................       $23,960        $7,757
                                                                   =======        ======
Specific allowance related to impaired loans................       $ 4,671        $1,552
                                                                   =======        ======

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                                2001       2000      1999
                                                                ----       ----      ----
                                                                 (DOLLARS IN THOUSANDS)
Average investment in impaired loans.......................    $16,615    $4,646    $3,072
Interest income recognized on impaired loans...............        801       594        46
Interest income recognized on a cash basis on impaired
  loans....................................................        801       594        46

     Loans on nonaccrual status were $34.4 million and $15.8 million at December 31, 2001 and 2000, respectively. The total recorded investment in impaired loans was $24.0 million and $7.8 million at December 31, 2001 and 2000, respectively, all of which have a related allowance for loan loss. The allowance for loan loss related to these impaired loans was $1.8 million and $0.6 million at December 31, 2001 and 2000, respectively.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $15.0 million and $14.6 million as of

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5 -- LOANS AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED

December 31, 2001 and 2000, respectively. Included in other assets are mortgage servicing rights for loans serviced for others. These amounted to $0.02 million and $0.03 million at December 31, 2001 and 2000, respectively. There was no valuation allowance for this asset in either 2001 or 2000.

Credit Concentrations --

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the capital of CIB Marine.

     At December 31, 2001, CIB Marine had one secured borrowing relationship that exceeded 25% of capital. The total outstanding lending commitment associated with this borrowing relationship, including lines of credit which have not been fully drawn as of December 31, 2001, was $87.3 million, and amounted to 36.8% and 3.6% of CIB Marine's stockholders' equity and gross loans outstanding, respectively. The aggregate principal amount actually drawn and outstanding was approximately $85.4 million and the loans were performing according to their contractual terms.

     In July 1999, one of CIB Marine's borrowers (the "Borrower"), whose total borrowing relationship exceeded 25% of capital at that time, experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower's net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. CIB Marine has closely monitored this borrowing relationship, including the collateral position of CIB Marine and other lenders. CIB Marine has also engaged in various transactions with this borrower and commenced certain legal proceedings to strengthen its collateral position and collect amounts owed by this Borrower.

     A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower's approximately 84% interest in, a closely held steel company (the "Steel Company"). Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.6% of the Steel Company. On September 26, 2001, CIB Marine purchased the first secured position in the equipment of the Steel Company for $14.5 million from an unaffiliated bank, which represented the outstanding balance at that time. On October 12, 2001, CIB Marine filed a lawsuit against this Borrower to obtain ownership and control of the Borrower's equity in the Steel Company in order to protect the value of this collateral. CIB Marine intends to execute on its collateral upon the expiration of an intercreditor agreement with another lender on April 10, 2002.

     In November 2000, this lender obtained a judgment against the Borrower in the amount of $8.1 million. This lender is currently for bearing from collection on the judgment pursuant to the intercreditor agreement.

     On August 3, 2001, CIB Marine commenced a non-judicial foreclosure on one lot and 21 single family residential homes constructed in a real estate development of the Borrower. CIB Marine acquired the properties for $2.3 million on September 14, 2001, and subsequently transferred them to foreclosed property at $2.2 million, their estimated market value, resulting in a $0.1 million write-down. At December 31, 2001, the balance of these foreclosed properties was $1.6 million. The $0.6 million in reductions resulted from sales of lots and homes.

     In September 1999, CIB Marine purchased the Borrower's investment in three limited partnerships. CIB Marine engaged in this transaction primarily to provide the Borrower with cash to meet its obligations to CIB Marine and other lenders. In December 2001, CIB Marine purchased the common stock of a closely held information services company at a public sale from one of its subsidiary banks. This stock was previously owned by the Borrower and held as collateral by the subsidiary bank. The proceeds of the sale were used to

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5 -- LOANS AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED

reduce the Borrower's obligations to the bank. Additional information regarding these investments are discussed in "Other Assets."

     As a result of these and other actions, including the disposition of certain assets, the outstanding lending commitment to the Borrower and its related interests at December 31, 2001, was approximately $54.9 million, including lines which have not been fully drawn, and the aggregate principal amount actually drawn and outstanding was approximately $53.4 million.

     At December 31, 2001, $15.4 million of these loans were in nonaccrual status and none of the loans were past due. The loans in nonaccrual status consist primarily of direct loans to the Borrower, which are secured, in whole or in part, by the Borrower's equity in the Steel Company. These nonaccrual loans are also considered to be impaired and $3.9 million has been allocated as a specific reserve to the allowance for loan losses. In December 2001, one nonaccrual loan was written down $0.2 million to reflect the current market value.

     While the loans to the Borrower and its related interests are secured by various collateral, the borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine's loan policy since the first quarter of 2000. CIB marine believes that the specific reserve allocated to this borrowing relationship and the overall allowance for loan loss was adequate at December 31, 2001. CIB Marine cannot provide assurances that other loans to the Borrower or its related interests will not become impaired in the future or that there will not be future losses with respect to these loans. Management of CIB Marine will continue to closely monitor this borrowing relationship in order to assess its ongoing exposure to the credit risk posed by this borrowing relationship and will take additional action if deemed appropriate.

     In April and December 2000, lawsuits were filed against the Borrower and the Steel Company by a lender, and its related interests ("Lender"), to recover amounts due them. This Lender also has an approximately 11.3% equity interest in the Steel Company. In July 2001, this Lender and its related interests commenced an involuntary bankruptcy proceeding against the Borrower. This proceeding was dismissed on October 1, 2001. In July, the Borrower and the Steel Company also entered into an agreed upon preliminary injunction with this Lender requiring the Borrower and Steel Company to provide the Lender ten days advance notice prior to disposing of any of the Steel Company's assets or stock. This Lender and its related interests are also customers of, and have a secured borrowing relationship with, CIB Marine. As of December 31, 2001, the total outstanding lending commitment associated with this relationship, including lines of credit which have not been fully drawn, was approximately $32.6 million and the aggregate principal amount actually drawn and outstanding was approximately $30.4 million, none of which was past due. A portion of the loans to this Lender is also secured by the customer's equity interest in the Steel Company, which is estimated to be worth $1.5 million. CIB Marine does not consider these loans impaired because of the financial condition of the Lender and its belief that the loans are adequately collateralized pursuant to CIB Marine's loan policy. In November 2000, another lender obtained a judgment against the Borrower in the amount of $8.1 million. This lender is currently forbearing from collection on the judgment.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5 -- LOANS AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED

     The following table summarizes CIB Marine's borrowing relationship with the Borrower, the Steel Company and the Lender as of December 31, 2001:

                                              COMMITTED/                    NON           TOTAL        TOTAL
                                              AVAILABLE    PERFORMING    PERFORMING    OUTSTANDING    EXPOSURE
                                              ---------    ----------    ----------    -----------    --------
                                                                   (DOLLARS IN THOUSANDS)
Loans Directly to Borrower................     $  100       $    --       $15,434        $15,434      $15,534
Loans to Steel Company....................      1,437        37,935            --         37,935       39,372
Loans to Lender...........................      2,182        30,421            --         30,421       32,603
                                               ------       -------       -------        -------      -------
                                               $3,719       $68,356       $15,434        $83,790      $87,509
                                               ======       =======       =======        =======      =======

Allowance

     Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                              2001       2000       1999
                                                              ----       ----       ----
                                                                (DOLLARS IN THOUSANDS)
Balance at Beginning of Year.............................    $23,988    $16,214    $11,118
Charge-offs..............................................     (2,999)    (1,924)    (1,858)
Recoveries...............................................        346        244        169
                                                             -------    -------    -------
  Net....................................................     (2,653)    (1,680)    (1,689)
  Provision for loan losses..............................     12,743      9,454      6,785
                                                             -------    -------    -------
     Balance at End of Year..............................    $34,078    $23,988    $16,214
                                                             =======    =======    =======
  Allowance for loan losses as a percentage of gross
     loans...............................................      1.41%      1.30%      1.11%
                                                             =======    =======    =======

Director and Officer Loans

     Certain directors of CIB Marine and its subsidiaries, companies with which they are affiliated, and certain principal officers, are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 2001 is as follows (dollars in thousands):

Balance as of December 31, 2000.............................    $ 51,772
New Loans...................................................      21,705
Repayments..................................................     (11,617)
                                                                --------
Balance as of December 31, 2001.............................    $ 61,860
                                                                ========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 6 -- PREMISES AND EQUIPMENT, NET

     The major classes of premises and equipment and accumulated depreciation at December 31 are summarized as follows:

                                                                  2001         2000
                                                                  ----         ----
                                                                (DOLLARS IN THOUSANDS)
Land........................................................    $  4,588     $  4,557
Buildings and improvements..................................      17,931       14,312
Furniture and equipment.....................................      13,969       11,914
Computer software...........................................       4,842        3,172
Construction in progress....................................          77          868
                                                                --------     --------
                                                                  41,407       34,823
Less: Accumulated depreciation..............................     (13,600)     (10,468)
                                                                --------     --------
Balance as of December 31...................................    $ 27,807     $ 24,355
                                                                ========     ========

     Depreciation expense totaled $3.4 million, $2.9 million and $2.4 million for 2001, 2000 and 1999, respectively.

     CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates. Such noncancellable operating leases also include options to renew. On June 30, 2000, CIB Marine entered into a sale/leaseback transaction involving one of its banking facilities which resulted in a net gain of approximately $0.1 million which is being amortized over the 10-year lease term. This lease is being accounted for as an operating lease. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001 (dollars in thousands).

2002........................................................    $ 1,853
2003........................................................      1,846
2004........................................................      1,573
2005........................................................      1,404
2006........................................................      1,267
Thereafter..................................................      6,083
                                                                -------
Total.......................................................    $14,026
                                                                =======

     Total rental expense was $1.6 million, $1.3 million and $1.0 million for 2001, 2000 and 1999, respectively.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 7 -- OTHER ASSETS

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2001       2000
                                                                 ----       ----
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
Prepaid expenses............................................    $   966    $   678
Accounts receivable.........................................      1,247      1,217
Mortgage servicing rights...................................         16         29
Mortgage loan commitments, net..............................         30         --
Fair value of interest rate swaps...........................      2,567         --
Repossessed assets..........................................          9         64
Trust preferred securities underwriting fee, net of
  amortization..............................................      1,150        738
Investment in MICR, Inc. ...................................      6,628      6,670
Other investments...........................................      5,289      2,747
Other.......................................................        127      8,826
                                                                -------    -------
                                                                $18,029    $20,969
                                                                =======    =======

     Other assets decreased $3.0 million, or 14.0%, to $18.0 million at December 31, 2001, from $21.0 million at December 31, 2000. The majority of the decrease was due to a decrease in deferred tax assets of $9.1 million, which was offset by; an increase of $2.6 million in the fair value of interest rate swaps resulting from CIB Marine's adoption of SFAS 133, as amended by SFAS 138; a $2.5 million increase in other investments; and a $0.5 million increase in capitalized underwriting fees incurred with the issuance in February 2001 of $15.0 million in guaranteed trust preferred securities. Additional information regarding the increase in the fair value of interest rate swaps is discussed in "Borrowings". Additional information about the capitalized underwriting fees are discussed in "Guaranteed Trust Preferred Securities".

     The increase in other investments is primarily the result of a $1.6 million investment in the common stock of a closely held information services company, which represents less than a 5% interest in the company. In December 2001, CIB Marine purchased 230,770 shares of the common stock of the company at a public sale from one of its subsidiary banks. The common stock was owned by the Borrower and held as collateral for pay off two loans and reduce the principal balance of a third loan. Additional information about the Borrower and its loans from CIB Marine are discussed in "Loans -- Credit Concentrations." The amount of this investment reflects the adjusted purchase price of $1.6 million and is carried at approximately the lower of cost or estimated fair market value.

     Other investments also include investments in three limited partnerships, which were purchased by CIB Marine in September 1999 from the Borrower. The value of these investments were $2.6 million and $2.7 million at December 31, 2001 and 2000, respectively. CIB Marine engaged in this transaction primarily to provide the Borrower with cash to meet current obligations to CIB Marine and other lenders. During 2001, CIB Marine increased its investment in the partnerships by $0.6 million pursuant to required capital calls, and received $0.07 million in gains on the sale of assets, net of market value adjustments, and $0.6 million as a return of capital. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine's portfolio. In order to reduce the risk in this investment, CIB Marine negotiated a put option to require the Borrower to repurchase the limited partnership interests at any time for the greater of the fair market value of the limited partnership interests as of the date that the put option is exercised or the amount originally paid by CIB Marine to the Borrower (as adjusted for additional investments by CIB Marine in the funds and distributions by the funds to CIB Marine). The value of this put option, however, is dependent on the future financial ability of the Borrower.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 7 -- OTHER ASSETS -- CONTINUED

     Other investments at December 31, 2001, and December 31, 2000, also include investments in two affordable housing partnerships amounting to $1.1 million and $0.1 million, respectively. CIB Marine engaged in these transactions to provide additional qualified investments under the CRA and to receive related income tax credits. The partnerships will provide affordable housing to low income residents of Central Illinois, Wisconsin, Arizona, Indianapolis and other locations. CIB Marine has a commitment to provide an additional $1.9 million to these partnerships over the next ten years.

     On October 16, 2000, CIB Marine acquired and or assumed, through MICR, Inc., a wholly owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. At the time of the acquisition, the loan principal plus accrued interest, late fees and various collection costs totaled $6.5 million. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software to small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business is classified as a held for sale asset and included in Other Assets on CIB Marine's Consolidated Balance Sheets at $6.6 million and $6.7 million at December 31, 2001 and 2000, respectively. As of the acquisition date, MICR, Inc. was recorded at $6.5 million, which represented the approximate fair value, as determined by an independent appraiser, of the business, less estimated costs to sell. The balance at December 31, 2000, less cash dividends of $0.8 million paid by MICR, Inc. to CIB Marine in 2001. Income related to this business is classified as other Noninterest Income on CIB Marine's Consolidated Statements of Income. The business has generated profits in each of the prior three years and CIB Marine believes that the business will continue to generate profits. CIB Marine cannot, however, provide assurances that these profits will continue or that there will not be losses with respect to this business in the future. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 13, 2003. The option, if exercised, is not expected to result in any gain or loss to CIB Marine. As required by the regulators, CIB Marine has developed a plan to dispose of this asset in an effort to maximize its value upon disposition.

NOTE 8 -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 2001 and 2000, were $629.4 million and $529.8 million, respectively. Brokered time deposits were $166.5 million, or 7.3%, of total deposits at December 31, 2001, and $68.3 million, or 3.5%, of total deposits at December 31, 2000.

     At December 31, 2001, the scheduled maturities of time deposits are as follows (dollars in thousands):

2002........................................................    $1,146,588
2003........................................................       364,531
2004........................................................       166,898
2005........................................................         8,152
2006........................................................        39,760
Thereafter..................................................        34,730
                                                                ----------
Total.......................................................    $1,760,659
                                                                ==========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 9 -- SHORT-TERM BORROWINGS

                                                                 2001         2000
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
Total outstanding at December 31............................   $319,883     $146,439
Average during year.........................................    223,369      103,853
Maximum month-end balance...................................    329,397      146,439
Average rate at year-end....................................      1.75%        6.37%
Average rate during year....................................      3.80%        6.85%

     Federal funds purchased, which totaled $232.1 million at December 31, 2001, generally represent one-day borrowings. Securities sold under repurchase agreements, which totaled $29.6 million at December 31, 2001, represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agencies securities. The fair value of securities sold under repurchase agreements was approximately $35.6 million and $22.3 million at December 31, 2001 and 2000, respectively. The securities underlying the agreements were under CIB Marine's control at December 31, 2001 and 2000. Short-term borrowings included Federal Home Loan Bank notes of $27.3 million and $0.0 million at December 31, 2001 and 2000, respectively. Commercial paper was also included in short-term borrowings and amounted to $4.7 million and $6.5 million at December 31, 2001 and 2000, respectively.

     CIB Marine has a treasury, tax and loan note option with the Federal Reserve Bank. The balance in the note option was $1.1 million and $0.5 million at December 31, 2001 and 2000, respectively.

     CIB Marine has a $30.0 million secured revolving line of credit from a non-affiliated commercial bank. The outstanding balances at December 31, 2001 and 2000, were $25.0 million and $11.6 million, respectively. The line of credit matures April 30, 2002, and bears interest at the London Interbank Offered Rate (LIBOR) +1.5%. During 2001, the highest month-end balance was $25.0 million and average monthly balance was $1.7 million. The loan is subject to certain restrictive covenants and CIB Marine believes it was in compliance with all such covenants at December 31, 2001.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the balance sheet at December 31, 2001 and 2000. All of the FHLB borrowings shown in the following table are fixed rate borrowings.

                                DECEMBER 31, 2001      DECEMBER 31, 2000                    CALLABLE
                                -----------------      -----------------      SCHEDULED    QUARTERLY @
                                BALANCE     RATE       BALANCE     RATE       MATURITY      PAR AFTER
                                -------     ----       -------     ----       ---------    -----------
                                         (DOLLARS IN THOUSANDS)
                                $ 7,500     5.45%      $    --       --%       1/16/03           N/A
                                  2,500     5.45            --       --        1/16/03           N/A
                                  7,500     5.51            --       --         2/8/03           N/A
                                     67     5.76           117     5.76        4/26/03           N/A
                                  3,500     5.12            --       --         5/1/04           N/A
                                  5,000     5.12            --       --         5/1/04       2/20/01
                                  3,250     4.95         3,250     4.95        1/16/08       1/16/01
                                  2,500     4.95         2,500     4.95        1/16/08       1/16/01
                                  2,000     4.95         2,000     4.95        1/16/08       1/16/01
                                  2,000     5.09         2,000     5.09        2/20/08       2/20/01
                                 23,635     7.07        23,473     7.07        6/30/08           N/A
                                -------     ----       -------     ----
                                $59,452     5.98%      $33,340     6.45%
                                            ====                   ====
Fair Value Adjustment
  Related to Hedge..........      2,535                     --
                                -------                -------
Total.......................    $61,987                $33,340
                                =======                =======

     CIB Marine is required to maintain qualifying collateral as security for the notes. The debt to collateral ratio cannot exceed 60%. CIB Marine had eligible collateral of $93.4 million and $102.0 million at December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, this collateral consisted of securities with a fair market value of $90.7 million and $62.3 million, respectively, and 1-4 family residential mortgages not more than 90 days delinquent of $2.7 million and $39.7 million, respectively.

     On February 25, 2000, CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008, with a net cost, including premium, of 7.07%. The premium amount of $1.7 million is being amortized to interest expense over the life of the borrowing. The unamortized balance related to this premium was $1.4 million and $1.5 million as of December 31, 2001 and 2000, respectively. Simultaneously with this advance, CIB Marine entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008, whereby CIB Marine pays a variable rate of interest at the 1 month LIBOR rate and earns a fixed rate of interest at 7.08%. As of December 31, 2001 and 2000, the fair market value of the swap was approximately $2.5 million and $1.8 million, respectively. The net cash received from the hedging relationship for the year ended December 31, 2001 and 2000, was approximately $0.02 million and $0.1 million, respectively. CIB Marine's management believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

     At December 31, 2001, CIB Marine had $40.0 million outstanding in guaranteed trust preferred securities, as compared to $25.0 million at December 31, 2000. Though presented in the balance sheet as debt, these securities qualify as Tier I equity capital for regulatory capital purposes. The securities are classified in the liability section of the Consolidated Balance Sheets, and the distributions on the securities are classified as interest expense in the Consolidated Statements of Income. In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities through a wholly owned special-purpose trust. Distributions are cumulative and are payable to the security holders semi-annually at 10.2% per annum. CIB Marine fully and

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10 -- LONG-TERM BORROWINGS -- CONTINUED

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

     In March 2000 CIB Marine issued $10.0 million in guaranteed trust preferred securities. Distributions are cumulative and are payable to the security holders semi-annually at 10.88% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on March 8, 2030, and are callable beginning March 8, 2010, at a premium, which declines ratably to par by March 8, 2020. Issuance costs of $0.3 million were incurred in connection with these securities and are included in Other Assets. CIB Marine used the net proceeds of $9.7 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

     In September 2000 CIB Marine issued $15.0 million in guaranteed trust preferred securities. Distributions are cumulative and are payable to the security holders semi-annually at 10.60% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trust on a subordinated basis. The securities are mandatorily redeemable upon their maturity on September 7, 2030, and are callable beginning September 7, 2010, at a premium, which declines ratably to par by September 7, 2020. Issuance costs of $0.5 million were incurred in connection with these securities and are included in Other Assets. CIB Marine used the net proceeds of $14.5 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

NOTE 11 -- STOCKHOLDERS' EQUITY

     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. At December 31, 2001, approximately $70.8 million of the retained earnings of the banking subsidiaries was available for the payment of dividends to CIB Marine without prior regulatory agency approval. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary's capital reduced below applicable minimum capital amounts.

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 11 -- STOCKHOLDERS' EQUITY -- CONTINUED

     At December 31, 2001, which is the most recent notification from the banks' primary regulators, all of the bank subsidiaries were categorized as well capitalized under the regulatory framework for prompt corrective action.

     The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

                                                                                    TO BE WELL
                                                                                    CAPITALIZED
                                                             FOR CAPITAL           UNDER PROMPT
                                            ACTUAL        ADEQUACY PURPOSES    CORRECTIVE PROVISIONS
                                       ----------------   ------------------   ---------------------
                                        AMOUNT    RATIO    AMOUNT     RATIO      AMOUNT      RATIO
                                        ------    -----    ------     -----      ------      -----
                                                          (DOLLARS IN THOUSANDS)
AS OF 12/31/01
TOTAL CAPITAL (TO RWA) (1)
CIB MARINE BANCSHARES, INC...........  $296,910   10.64%  $223,254    8.00%     $    N/A        N/A
Central Illinois Bank................    82,353   10.17     64,811    8.00%       81,013     10.00%
CIB-Chicago..........................   143,870   10.15    113,372    8.00%      141,714     10.00%
Marine Bank -- Milwaukee.............    34,937   11.20     24,950    8.00%       31,188     10.00%
CIB-Indiana..........................    16,611   13.15     10,109    8.00%       12,636     10.00%
Marine Bank -- Omaha.................    10,188   30.89      2,638    8.00%        3,298     10.00%
Citrus Bank..........................    10,473   14.32      5,845    8.00%        7,307     10.00%
TIER 1 CAPITAL (TO RWA)
CIB MARINE BANCSHARES, INC...........   262,832    9.42%   111,627    4.00%          N/A        N/A
Central Illinois Bank................    72,831    8.99     32,405    4.00%       48,608      6.00%
CIB-Chicago..........................   126,717    8.94     56,686    4.00%       85,029      6.00%
Marine Bank -- Milwaukee.............    31,275   10.03     12,475    4.00%       18,713      6.00%
CIB-Indiana..........................    15,031   11.90      5,054    4.00%        7,582      6.00%
Marine Bank -- Omaha.................     9,774   29.64      1,319    4.00%        1,979      6.00%
Citrus Bank..........................     9,642   13.18      2,923    4.00%        4,384      6.00%
TIER 1 LEVERAGE (TO AVG. ASSETS)
CIB MARINE BANCSHARES, INC...........   262,832    9.32%   112,743    4.00%          N/A        N/A
Central Illinois Bank................    72,831    8.57     34,011    4.00%       42,514      5.00%
CIB-Chicago..........................   126,717    9.18     55,228    4.00%       69,035      5.00%
Marine Bank -- Milwaukee.............    31,275    8.99     13,910    4.00%       17,387      5.00%
CIB-Indiana..........................    15,031   11.56      5,202    4.00%        6,503      5.00%
Marine Bank -- Omaha.................     9,774   25.80      1,515    4.00%        1,894      5.00%
Citrus Bank..........................     9,642   10.60      3,634    4.00%        4,543      5.00%

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 11 -- STOCKHOLDERS' EQUITY -- CONTINUED


                                                                                    TO BE WELL
                                                                                    CAPITALIZED
                                                             FOR CAPITAL           UNDER PROMPT
                                            ACTUAL        ADEQUACY PURPOSES    CORRECTIVE PROVISIONS
                                       ----------------   ------------------   ---------------------
                                        AMOUNT    RATIO    AMOUNT     RATIO      AMOUNT      RATIO
                                        ------    -----    ------     -----      ------      -----
                                                          (DOLLARS IN THOUSANDS)
AS OF 12/31/00
TOTAL CAPITAL (TO RWA)
CIB MARINE BANCSHARES, INC...........  $237,367   10.69%  $177,697    8.00%     $    N/A        N/A
Central Illinois Bank................    71,734   10.33%    55,562    8.00%       69,452     10.00%
CIB-Chicago..........................   111,418   10.48%    85,026    8.00%      106,282     10.00%
Marine Bank -- Milwaukee.............    28,631   11.15%    20,548    8.00%       25,685     10.00%
CIB-Indiana..........................    14,949   15.12%     7,911    8.00%        9,889     10.00%
Marine Bank -- Omaha.................    10,164   47.41%     1,715    8.00%        2,144     10.00%
Citrus Bank..........................     8,734   10.29%     6,789    8.00%        8,486     10.00%
TIER 1 CAPITAL (TO RWA)
CIB MARINE BANCSHARES, INC...........   213,379    9.61%    88,848    4.00%          N/A        N/A
Central Illinois Bank................    63,614    9.16%    27,781    4.00%       41,671      6.00%
CIB-Chicago..........................   100,198    9.43%    42,513    4.00%       63,769      6.00%
Marine Bank -- Milwaukee.............    26,096   10.16%    10,274    4.00%       15,411      6.00%
CIB-Indiana..........................    14,001   14.16%     3,956    4.00%        5,933      6.00%
Marine Bank -- Omaha.................     9,985   46.58%       857    4.00%        1,286      6.00%
Citrus Bank..........................     7,748    9.13%     3,394    4.00%        5,091      6.00%
TIER 1 LEVERAGE (TO AVG. ASSETS)
CIB MARINE BANCSHARES, INC...........   213,379    8.88%    96,090    4.00%          N/A        N/A
Central Illinois Bank................    63,614    7.97%    31,931    4.00%       39,913      5.00%
CIB-Chicago..........................   100,198    9.02%    44,458    4.00%       55,572      5.00%
Marine Bank -- Milwaukee.............    26,096    8.53%    12,230    4.00%       15,288      5.00%
CIB-Indiana..........................    14,001   12.85%     4,359    4.00%        5,449      5.00%
Marine Bank -- Omaha.................     9,985   36.17%     1,104    4.00%        1,380      5.00%
Citrus Bank..........................     7,748    8.16%     3,800    4.00%        4,750      5.00%

---------------
(1) RWA -- Risk weighted assets.

NOTE 12 -- STOCK SPLIT

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13 -- EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share:

                                                     2001           2000           1999
                                                     ----           ----           ----
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income....................................    $    26,917    $    20,671    $    13,259
                                                  ===========    ===========    ===========
Weighted average shares outstanding:
  Basic.......................................     17,751,752     17,381,478     16,528,981
     Effect of dilutive stock options
       outstanding............................        331,261        241,486        212,429
                                                  -----------    -----------    -----------
  Diluted.....................................     18,083,013     17,622,964     16,741,410
                                                  ===========    ===========    ===========
Earnings per share -- Basic...................    $      1.52    $      1.19    $      0.80
  Effect of dilutive stock options
     outstanding..............................          (0.03)         (0.02)         (0.01)
                                                  -----------    -----------    -----------
Earnings per share -- Diluted.................    $      1.49    $      1.17    $      0.79
                                                  ===========    ===========    ===========

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer's creditworthiness and determines the amount of the collateral necessary based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventories, property and equipment, residential real estate, and income-producing commercial properties.

     CIB Marine has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which CIB Marine is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities and are predominately comprised of interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. CIB Marine's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2001.

     CIB Marine had four interest rate swaps outstanding as of December 31, 2001, which are being utilized to hedge the fair value of financial instruments in the consolidated balance sheet. The financial instruments being hedged include two $10.0 million negotiable certificates of deposit, a $5.0 million negotiable certificate of deposit, a $5.0 million derivative and a $25.0 million FHLB advance. Each hedge is matched with the

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 14 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK -- CONTINUED

financial instrument as to final maturity, interest payment dates and call features. The interest rate swaps are floating pay-fixed receive instruments and, as such, effectively convert the fixed rate payments on the financial instruments to a floating rate and hedge their fair value from changes in interest rates. These swaps are accounted for as Fair Value Hedges under SFAS
133. Market value changes during the period of the interest rate swaps and the hedge liabilities are reflected in other noninterest income in the income statement period.

     At December 31, 2001, CIB Marine had $137.0 million in forward sale agreements outstanding with a fair market value of approximately $3.0 million, and $102.7 million outstanding in commitments to extend mortgage loans with interest rate locks, with a fair market value of approximately ($1.6) million. Market value changes during the period are reflected in other noninterest income in the income statement.

The following table summarizes the off-balance sheet financial instruments with credit risk.

                                                                   NOTIONAL AMOUNTS
                                                                ----------------------
                                                                  2001         2000
                                                                  ----         ----
                                                                (DOLLARS IN THOUSANDS)
Commitments to extend credit................................    $570,882     $389,428
Commitments to extend mortgage loans to be held for sale....     102,746       48,160
Credit card arrangements....................................       2,721        9,369
Standby letters of credit...................................      98,805       77,801
Interest rate swaps.........................................      55,000       25,000
Forward loan sale agreements................................     137,041       63,480

     For additional information related to interest rate swaps, see Note 10 -- Long-term Borrowings.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

NOTE 16 -- STOCK OPTION PLANS

     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2001, options to purchase 130,032 shares were available for future grant. The plan provides for the options to be exercisable over a ten year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date.

     The following table shows activity relating to stock options.

                                                                          RANGE OF
                                                          NUMBER           OPTION         WEIGHTED AVERAGE
                                                         OF SHARES    PRICES PER SHARE     EXERCISE PRICE
                                                         ---------    ----------------    ----------------
Shares under option at December 31, 1998.............      909,665      $ 4.95-15.20          $11.3485
  Granted............................................      363,220       16.23-22.40           16.6048
  Lapsed or surrendered..............................      (61,800)       8.50-16.63           13.0162
  Exercised..........................................      (50,850)       4.95-15.20            8.9561
                                                         ---------      ------------          --------
Shares under option at December 31, 1999.............    1,160,235      $ 4.95-22.40          $13.0100
  Granted............................................      346,137       18.40-19.11           18.4290
  Lapsed or surrendered..............................      (57,617)      10.87-22.40           18.0982
  Exercised..........................................      (29,411)       8.50-22.40           11.1486
                                                         ---------      ------------          --------
Shares under option at December 31, 2000.............    1,419,343      $ 4.95-19.11          $14.1636
  Granted............................................      321,138       20.13-22.89           22.8185
  Lapsed or surrendered..............................      (60,600)      13.07-18.40           15.1762
  Exercised..........................................      (22,238)      13.07-16.23           13.7114
                                                         ---------      ------------          --------
Shares under option at December 31, 2001.............    1,657,643      $ 4.95-22.89          $15.8093
                                                         =========      ============          ========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 16 -- STOCK OPTION PLANS -- CONTINUED

     The following table summarizes information about stock options outstanding at December 31, 2001.

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                       -------------------------------------   ----------------------
                                       WEIGHTED
                                       AVERAGE      WEIGHTED     NUMBER      WEIGHTED
        RANGE OF         NUMBER       REMAINING     AVERAGE    EXERCISABLE   AVERAGE
         OPTION        OUTSTANDING   CONTRACTUAL    EXERCISE       AT        EXERCISE
         PRICES        AT 12/31/01   LIFE (YEARS)    PRICE      12/31/01      PRICE
        --------       -----------   ------------   --------   -----------   --------
    $        4.9500 -
     6.8670..........      76,500        1.5        $ 4.9500      76,500     $ 4.9500
             6.8671 -
     9.1560..........      92,250        3.0          8.5000      92,250       8.5000
             9.1561 -
    11.4450..........     121,050        4.3         10.8700     121,050      10.8700
            11.4451 -
    13.7340..........     420,270        6.1         13.1007     257,070      13.1087
            13.7341 -
    16.0230..........       9,600        6.7         14.9450       5,760      14.9450
            16.0231 -
    18.3120..........     285,000        7.6         16.2620     114,000      16.2620
            18.3121 -
    20.6010..........     337,299        8.6         18.4578      66,343      18.4302
            20.6011 -
    22.8900..........     315,674        9.9         22.8650          --           --
    -----------------   ---------        ---        --------     -------     --------
    $        4.5781 -
    22.8900..........   1,657,643        7.1        $15.8093     732,973     $12.2939
    =================   =========        ===        ========     =======     ========

     CIB Marine applies APB 25 and related interpretations in accounting for its plan. Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine's net income and earnings per share would have been the pro forma amounts indicated below:

                                                           2001             2000             1999
                                                           ----             ----             ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income...................    As Reported             $26,917          $20,671          $13,259
                                 Pro Forma                25,917           19,982           12,884
Basic Earnings
  Per Share..................    As Reported                1.52             1.19             0.80
                                 Pro Forma                  1.46             1.15             0.78
Diluted Earnings
  Per Share..................    As Reported                1.49             1.17             0.79
                                 Pro Forma                  1.43             1.13             0.77

     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 5.22%, 6.20% and 6.32%, respectively, for 2001, 2000 and 1999. The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $9.27, $8.49 and $7.60, respectively, on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 17 -- OTHER BENEFIT PLANS -- CONTINUED

     CIB Marine has an employee stock ownership plan for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2001, the plan held 212,951 shares of common stock, all of which have been allocated to participants. CIB Marine made contributions in 2001 and 2000 of $0.5 million and $0.4 million, respectively. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.

NOTE 18 -- INCOME TAXES

     CIB Marine and its subsidiaries file consolidated Federal income tax returns. The provision for income taxes in the consolidated statements of income consisted of the following for the years ended December 31:

                                                              2001       2000       1999
                                                              ----       ----       ----
                                                                (DOLLARS IN THOUSANDS)
Current tax provision:
  Federal................................................    $ 5,213    $13,044    $ 8,968
  State..................................................        119        645      1,345
Deferred (benefit).......................................      8,657     (2,714)    (3,063)
                                                             -------    -------    -------
                                                             $13,989    $10,975    $ 7,250
                                                             =======    =======    =======

     A reconciliation of the income tax provision and income taxes, which would have been provided at the federal statutory rate, is as follows:

                                               2001              2000              1999
                                          --------------    --------------    --------------
                                          AMOUNT     %      AMOUNT     %      AMOUNT     %
                                          ------     -      ------     -      ------     -
                                                        (DOLLARS IN THOUSANDS)
Statutory tax rate......................  $14,318   35.0%   $11,076   35.0%   $7,178    35.0%
Increase (reduction) in tax rate
  resulting from:
  State income taxes, net of Federal
     income tax benefit.................      175     .4        159     .5       464     2.3
  Goodwill..............................      116     .3        112     .4       112      .6
  Tax exempt interest...................     (903)  (2.2)      (838)  (2.6)     (573)   (2.8)
  Other, net............................      283     .7        466    1.4        69      .3
                                          -------   ----    -------   ----    ------    ----
                                          $13,989   34.2%   $10,975   34.7%   $7,250    35.4%
                                          =======   ====    =======   ====    ======    ====

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 18 -- INCOME TAXES -- CONTINUED

     The net deferred tax (liability)/asset in the accompanying Consolidated Balance Sheets consisted of the following:

                                                                  2001         2000
                                                                  ----         ----
                                                               (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Net operating losses......................................    $   621      $   385
  Allowance for loan losses.................................     13,142        9,161
  Non-cash compensation.....................................        493          484
  Deferred loan fees and other..............................        758        1,380
  Other.....................................................        153            4
                                                                -------      -------
Deferred tax assets before valuation allowance..............     15,167       11,414
  Valuation allowance.......................................       (666)        (441)
                                                                -------      -------
Net deferred tax assets.....................................     14,501       10,973
                                                                -------      -------
Deferred tax liabilities:
  Net unrealized gain in securities available for sale......      1,935        1,478
  Depreciation..............................................        525          264
  REIT Income...............................................     11,993           --
  Other Securities..........................................        257          112
  Other.....................................................        515          719
                                                                -------      -------
       Total deferred tax liabilities.......................     15,225        2,573
                                                                -------      -------
Net deferred tax (liability)/asset..........................    $  (724)     $ 8,400
                                                                =======      =======

     The change in the net deferred tax (liability)/asset is as follows:

                                                                2001      2000
                                                                ----      ----
  Deferred tax benefits included in income tax provision....   $(8,657)  $2,714
  Deferred tax included in other comprehensive income.......      (457)  (2,750)
  Reclassifications from current............................       (10)    (930)
                                                               -------   ------
       Total change in net deferred tax asset...............   $(9,124)  $ (966)
                                                               =======   ======

     There were Federal net operating loss carryforwards of $0.3 million in both 2001 and 2000, and state net operating loss carryforwards of approximately $10.7 million and $6.3 million in 2001 and 2000, respectively. The net operating loss carryforwards will expire in varying amounts between 2002 and 2021. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

     Valuation allowances have been set up against state deferred tax assets for those entities which have state net operating loss carryforwards in which management believes that it is more likely than not that the state deferred tax assets will not be realized. In addition, a valuation allowance has been set up against the deferred tax asset related to $0.2 million of Federal net operating loss carryforwards in which management believes that it is more likely than not the losses will expire unused due to annual limitations.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107).

                                                                         2001
                                                                -----------------------
                                                                CARRYING     ESTIMATED
                                                                 AMOUNT      FAIR VALUE
                                                                ---------    ----------
                                                                (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents.................................    $  59,000    $   59,000
  Loans held for sale.......................................       34,295        32,915
  Securities available for sale.............................      322,766       322,766
  Securities held to maturity...............................       96,609        98,759
  Loans receivable, net.....................................    2,355,404     2,383,241
  Accrued interest receivable...............................       16,993        16,993
Financial Liabilities:
  Deposit liabilities.......................................    2,270,357     2,287,168
  Short Term Borrowings.....................................      319,883       319,905
  Long Term Borrowings......................................       61,987        62,718
  Guaranteed Trust Preferred Securities.....................       40,000        40,918
  Accrued interest payable..................................       11,335        11,335

                                                           CONTRACTUAL
                                                           OR NOTIONAL    CARRYING     FAIR
                                                             AMOUNT        AMOUNT      VALUE
                                                           -----------    --------     -----
                                                                 (DOLLARS IN THOUSANDS)
Off-Balance Sheet Items:
  Commitments to extend mortgage loans to be held for
     sale..............................................     $102,746      $(1,585)    $(1,585)
  Letters of credit....................................       98,805           --         848
  Commitments to extend credit.........................      570,882           --          --
  Credit card arrangements.............................        2,721           --          --
  Interest rate swap agreements........................       55,000        2,098       2,098
  Forward sale agreements..............................      137,041        2,950       2,950

                                                                          2000
                                                                ------------------------
                                                                 CARRYING     ESTIMATED
                                                                  AMOUNT      FAIR VALUE
                                                                 --------     ----------
                                                                 (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents.................................    $   52,683    $   52,683
  Loans held for sale.......................................        16,200        16,399
  Securities available for sale.............................       379,605       379,605
  Securities held to maturity...............................       126,794       127,523
  Loans receivable, net.....................................     1,807,243     1,810,391
  Accrued interest receivable...............................        21,067        21,067
Financial Liabilities:
  Deposit liabilities.......................................     2,038,093     2,044,456
  Short Term Borrowings.....................................       146,439       146,439
  Long Term Borrowings......................................        33,340        35,185
  Guaranteed Trust Preferred Securities.....................        25,000        25,522
  Accrued interest payable..................................        12,972        12,972

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED


                                                             CONTRACTUAL
                                                             OR NOTIONAL     CARRYING     FAIR
                                                                AMOUNT        AMOUNT     VALUE
                                                             -----------     --------    -----
                                                                   (DOLLARS IN THOUSANDS)
Off-Balance Sheet Items
  Commitments to extend mortgage loans to be held for
     sale................................................      $ 48,160       $   --     $  539
  Letters of Credit......................................        77,801           --        215
  Commitments to extend credit...........................       389,428           --         --
  Credit card arrangements...............................         9,859           --         --
  Interest rate swap agreements..........................        25,000           --      1,835
  Forward sale agreements................................        63,480           --       (381)

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

     AVAILABLE FOR SALE AND HELD TO MATURITY SECURITIES

     The estimated fair values of securities by type are provided in Note 4 to the Consolidated Financial Statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or carrying values.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

     LOANS HELD FOR SALE

     The fair value of loans held for sale, primarily conventional residential mortgage loans, are estimated using quoted market prices of similar loans. If a quoted market price is unavailable, the fair value is estimated using reasonable and supportable assumptions and projections.

     LOANS RECEIVABLE

     For loans that reprice frequently, the carrying value approximates their value. The fair values of all other loan receivables were estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and maturities. The carrying value and the fair value of Loans Receivable is net of the Allowance for Loan Losses.

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

     LONG TERM BORROWINGS

     The carrying value of long term borrowings payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, long term borrowings are those borrowings with stated final maturity of more than one year, including Federal Home Loan Bank advances with stated final maturity of more than one year. Notwithstanding their stated final maturity of more than one year, guaranteed trust preferred securities are excluded from long term borrowings.

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

     The fair value of interest rate swaps is based upon quoted market prices, when available. If a quoted market price is not available, fair value is estimated based on the net of the discounted cash flows of the fixed leg and the floating leg of the swap using as a discount rate currently existing rates available for swaps of comparable remaining term, notional value, index and counterparty credit risk.

     The fair value of letters of credit and unused and open ended lines of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for comparable transactions.

     The fair value of forward sale agreements represents the fair value of conditional forward contracts entered into to sell mortgage loans, and is related to CIB Marine's mortgage banking activities. The fair value is based upon quoted market prices, when available. If quoted market price is not available, fair value is based upon an estimate of the fair value of the forward rate agreement given current interest rates for contracts with similar notional value, underlying asset and term.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 20 -- PARENT COMPANY FINANCIAL STATEMENTS

     The condensed financial statements of the parent company only, are presented as follows:

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2001         2000
                                                                  ----         ----
                                                                (DOLLARS IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
ASSETS
Cash and Due from Banks.....................................    $    751     $    907
Investments in Subsidiaries.................................     285,206      239,814
Other Investments...........................................       5,211        3,237
Loans.......................................................       2,738        2,739
Loans to Subsidiaries.......................................      13,590           --
Premises and Equipment, net.................................         780          620
Accounts Receivable.........................................         102           71
Deferred Income Taxes.......................................         469          586
Other Assets................................................       1,551        1,069
                                                                --------     --------
     Total Assets...........................................    $310,398     $249,043
                                                                ========     ========
LIABILITIES
Short-term Borrowings.......................................    $ 29,662     $ 18,043
Accrued Interest Payable....................................       1,392          891
Accrued Income Taxes........................................       1,198          673
Other Liabilities...........................................       1,004        1,069
Guaranteed Trust Preferred Securities.......................      40,000       25,000
                                                                --------     --------
     Total Liabilities......................................      73,256       45,676
                                                                --------     --------
STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par value; 5,000,000 Shares Authorized,
  None Issued...............................................          --           --
Common Stock, $1 Par Value; 50,000,000 Shares Authorized,
  17,876,752 and 17,578,135 Issued and Outstanding,
  respectively..............................................      17,877       17,578
Capital Surplus.............................................     148,972      143,194
Retained Earnings...........................................      67,270       40,353
Accumulated Other Comprehensive Income......................       3,023        2,242
                                                                --------     --------
     Total Stockholders' Equity.............................     237,142      203,367
                                                                --------     --------
     Total Liabilities and Stockholders' Equity.............    $310,398     $249,043
                                                                ========     ========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 20 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED

              CONDENSED STATEMENTS OF INCOME (PARENT COMPANY ONLY)

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                   (DOLLARS IN THOUSANDS)
INTEREST AND DIVIDEND INCOME
Dividends from Subsidiaries.................................    $ 2,133    $   750    $ 2,975
Loans.......................................................         60         30        281
Other.......................................................        199         12         --
                                                                -------    -------    -------
  Total Interest and Dividend Income........................      2,392        792      3,256
INTEREST EXPENSE
Short-term Borrowings.......................................        614      1,833        605
Guaranteed Trust Preferred Securities.......................      4,025      1,351         --
                                                                -------    -------    -------
NET INTEREST INCOME (EXPENSE)...............................     (2,247)    (2,392)     2,651
NONINTEREST INCOME
Equity in Undistributed Earnings of Subsidiaries............     30,234     24,221     12,551
Loan Fees...................................................         --         --        109
Securities Gain, net........................................         66          9         --
Other Service Fees..........................................      7,076      5,450      3,744
                                                                -------    -------    -------
  Total Noninterest Income..................................     37,376     29,680     16,404
                                                                -------    -------    -------
NONINTEREST EXPENSE
Compensation and Employee Benefits..........................      8,034      6,609      5,095
Equipment...................................................        328        121         37
Occupancy and Premises......................................        701        577        425
Professional Services.......................................      1,106        780        554
Advertising/Marketing.......................................         61         38         40
Other.......................................................        615        551        576
                                                                -------    -------    -------
  Total Noninterest Expense.................................     10,845      8,676      6,727
                                                                -------    -------    -------
Income Before Income Taxes..................................     24,284     18,612     12,328
Income Tax Benefit..........................................     (2,633)    (2,059)      (931)
                                                                -------    -------    -------
  Net Income................................................    $26,917    $20,671    $13,259
                                                                =======    =======    =======

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 20 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED

            CONDENSED STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................    $ 26,917    $ 20,671    $ 13,259
Adjustments to Reconcile Net Income to Net Cash Used by
  Operating Activities:
     Equity in Undistributed Earnings of Subsidiaries.......     (30,234)    (24,221)    (12,551)
     Depreciation and Amortization..........................         194          55          54
     Non-Cash Compensation..................................          17          67         185
     Deferred Tax Benefits..................................         642         578        (322)
     Gain on Sale of Other Assets...........................         229          --          --
     Gain on Sale of Securities.............................          66          (9)         --
     Decrease (Increase) in Interest Receivable and Other
       Assets...............................................         (63)        409        (391)
     Increase in Interest Payable and Other Liabilities.....         436         781         596
                                                                --------    --------    --------
       Net Cash (Used) Provided By Operating Activities.....      (1,796)     (1,669)        830
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in Limited Partnerships and Other
       Investments..........................................      (2,269)       (766)     (2,457)
     Net Decrease in Loans..................................     (13,589)        443         190
     Net Increase in Investment in Subsidiaries.............     (16,510)    (18,921)    (50,576)
     Dividends Received from Subsidiaries...................       2,133         750       2,975
     Proceeds from Sale of Fixed Assets.....................          59          47          --
     Capital Expenditures...................................        (413)       (500)       (102)
                                                                --------    --------    --------
       Net Cash Used in Investing Activities................     (30,589)    (18,947)    (49,970)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Common Stock.................       5,991       7,649       5,800
     Proceeds from Stock Options Exercised..................         307         926       2,762
     Purchase/Sale of Treasury Stock........................          --          --           6
     Proceeds paid for Merger Dissenters Shares.............        (238)         --          --
     Net Increase in Guaranteed Trust Preferred
       Securities...........................................      14,550      24,250          --
     Net (Decrease) Increase in Short-term Borrowings.......      11,619     (11,667)     29,710
                                                                --------    --------    --------
       Net Cash Provided by Financing Activities............      32,229      21,158      38,278
                                                                --------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents........        (156)        542     (10,862)
Cash and Cash Equivalents, Beginning of Year................         907         365      11,227
                                                                --------    --------    --------
Cash and Cash Equivalents, End of Year......................    $    751    $    907    $    365
                                                                ========    ========    ========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 21 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        QUARTER ENDED 2001
                                                            ------------------------------------------
                                                            DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                            -------    --------    -------    --------
                                                                      (DOLLARS IN THOUSANDS)
2001
Total Interest Income...................................    $48,582    $49,710     $52,210    $52,767
Total Interest Expense..................................     24,822     27,702      30,450     32,754
                                                            -------    -------     -------    -------
Net Interest Income.....................................     23,760     22,008      21,760     20,013
Provision for Loan Losses...............................      3,739      3,061       3,155      2,788
                                                            -------    -------     -------    -------
Net Interest Income After Provision for Loan Losses.....     20,021     18,947      18,605     17,225
Securities Gains, net...................................        884      1,590         452      1,101
Other Noninterest Income................................      5,972      4,334       3,355      2,674
Noninterest Expense.....................................     14,955     14,339      12,564     12,396
                                                            -------    -------     -------    -------
Income Before Income Taxes..............................     11,922     10,532       9,848      8,604
Income Tax Expense......................................      4,067      3,712       3,330      2,880
                                                            -------    -------     -------    -------
Net Income..............................................    $ 7,855    $ 6,820     $ 6,518    $ 5,724
                                                            =======    =======     =======    =======
Earnings Per Share:
  Basic.................................................    $  0.44    $  0.38     $  0.37    $  0.33
  Diluted...............................................       0.43       0.37        0.36       0.32

                                                                        QUARTER ENDED 2000
                                                            ------------------------------------------
                                                            DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                            -------    --------    -------    --------
                                                                      (DOLLARS IN THOUSANDS)
2000
Total Interest Income...................................    $53,193    $49,849     $45,904    $41,249
Total Interest Expense..................................     32,856     30,091      26,382     23,393
                                                            -------    -------     -------    -------
Net Interest Income.....................................     20,337     19,758      19,522     17,856
Provision for Loan Losses...............................      2,305      2,749       1,966      2,434
                                                            -------    -------     -------    -------
Net Interest Income After Provision for Loan Losses.....     18,032     17,009      17,556     15,422
Securities Gains, net...................................          1         30          --         --
Other Noninterest Income................................      3,201      2,142       1,939      1,501
Noninterest Expense.....................................     11,597     11,243      11,537     10,810
                                                            -------    -------     -------    -------
Income Before Income Taxes..............................      9,637      7,938       7,958      6,113
Income Tax Expense......................................      3,281      2,856       2,713      2,125
                                                            -------    -------     -------    -------
Net Income..............................................    $ 6,356    $ 5,082     $ 5,245    $ 3,988
                                                            =======    =======     =======    =======
Earnings Per Share:
  Basic.................................................    $  0.36    $  0.29     $  0.30    $  0.24
  Diluted...............................................       0.36       0.29        0.30       0.23

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements or reportable events of the nature required to be disclosed pursuant to Item 304(b) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on April 25, 2002 under the caption "Proposal 1 -- Election of Directors -- Information Regarding Nominees and Directors."

     The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item. Executive Officers of CIB Marine."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on April 25, 2002 under the captions "Proposal 1 -- Election of Directors" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on April 25, 2002 under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1 -- Election of Directors -- Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information called for by Item 13 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on April 25, 2002 under the caption "Proposal 1 -- Election of Directors -- Certain Relationships and Related Transactions."

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     - Independent Auditors' Report of KPMG LLP.

     - Consolidated Balance Sheets as of December 31, 2001 and 2000.

     - Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.

     - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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

     No reports on Form 8-K were filed by CIB Marine during the quarter ended December 31, 2001.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          CIB MARINE BANCSHARES, INC.
                                          (registrant)

Date: March 28, 2002                      By:    /s/ J. MICHAEL STRAKA
                                          --------------------------------------
                                          J. Michael Straka
                                          President and Chief Executive Officer

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                /s/ J. MICHAEL STRAKA                    President and Chief Executive     March 28, 2002
-----------------------------------------------------    Officer (Principal Executive
                  J. Michael Straka                      Officer) and Director

               /s/ STEVEN T. KLITZING                    Chief Financial Officer           March 28, 2002
-----------------------------------------------------    (Principal Financial and
                 Steven T. Klitzing                      Accounting Officer)

                   /s/ JOSE ARAUJO                       Director                          March 28, 2002
-----------------------------------------------------
                     Jose Araujo

                 /s/ NORMAN E. BAKER                     Director                          March 28, 2002
-----------------------------------------------------
                   Norman E. Baker

                  /s/ JOHN T. BEAN                       Director                          March 28, 2002
-----------------------------------------------------
                    John T. Bean

                 /s/ W. SCOTT BLAKE                      Director                          March 28, 2002
-----------------------------------------------------
                   W. Scott Blake

                /s/ STEVEN C. HILLARD                    Director                          March 28, 2002
-----------------------------------------------------
                  Steven C. Hillard

                /s/ DEAN M. KATSAROS                     Director                          March 28, 2002
-----------------------------------------------------
                  Dean M. Katsaros

                 /s/ JERRY D. MAAHS                      Director                          March 28, 2002
-----------------------------------------------------
                   Jerry D. Maahs

               /s/ DONALD M. TRILLING                    Chairman of the Board of          March 28, 2002
-----------------------------------------------------    Directors and Director
                 Donald M. Trilling

               /s/ HOWARD E. ZIMMERMAN                   Director                          March 28, 2002
-----------------------------------------------------
                 Howard E. Zimmerman

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
           3.1           Amended and Restated Articles of Incorporation of CIB
                         Marine, Bancshares, Inc. (incorporated by reference to
                         Appendix B to the Proxy Statement of Central Illinois
                         Bancorp, Inc. filed with the Securities and Exchange
                         Commission on May 28, 2000)
           3.2           Bylaws of CIB Marine Bancshares, Inc. (incorporated by
                         reference to Appendix C to the Proxy Statement of Central
                         Illinois Bancorp, Inc. filled with the Securities and
                         Exchange Commission on May 28, 2000)
         *10.1           CIB Marine Bancshares, Inc. 2001 Stock Option and Incentive
                         Plan (incorporated by reference to Appendix A to the Proxy
                         Statement of Central Illinois Bancorp, Inc. filed with the
                         Securities and Exchange Commission on May 28, 2000)
         *10.2           Form of Deferred Compensation Agreement of CIB Marine
                         (incorporated by reference to Exhibit 10.3 to CIB Marine's
                         Form 10 filed on April 30, 1999)
          21             Subsidiaries of CIB Marine
          23.1           Consent of KPMG LLP