Form 10-Q
period 2002-03-31
CIB MARINE BANCSHARES INC
filed 2002-05-15
CIK 861955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      At May 13, 2002 CIB Marine had 18,218,524 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

CIB MARINE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2002	2001

	(Dollars in thousands,
	except share data)
ASSETS

Cash and Cash Equivalents:
Cash and Due from Banks	$34,679	$29,686
Federal Funds Sold	27,381	29,314

Total Cash and Cash Equivalents	62,060	59,000

Loans Held for Sale	29,273	34,295
Securities:
Available for Sale, at fair value	412,036	322,766
Held to Maturity (approximate fair value of $88,613 and $98,759, respectively)	86,871	96,609

Total Securities	498,907	419,375

Loans	2,478,668	2,389,482
Less: Allowance for Loan Loss	(37,331)	(34,078)

Net Loans	2,441,337	2,355,404

Premises and Equipment, net	27,950	27,807
Accrued Interest Receivable	17,425	16,993
Goodwill and Core Deposit Intangibles, net	11,131	11,418
Foreclosed Properties	3,262	3,168
Other Assets	29,915	18,029

Total Assets	$3,121,260	$2,945,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-Bearing Demand	$161,314	$148,696
Interest-Bearing Demand	57,118	60,671
Savings	319,044	300,331
Time	2,016,947	1,760,659

Total Deposits	2,554,423	2,270,357

Short-term Borrowings	215,137	319,883
Accrued Interest Payable	10,292	11,335
Accrued Income Taxes	3,558	18
Other Liabilities	5,030	4,767
Long-term Borrowings	44,092	61,987
Guaranteed Trust Preferred Securities	40,000	40,000

Total Liabilities	2,872,532	2,708,347

Stockholders’ Equity
Preferred Stock, $1 Par Value; 5,000,000 Shares Authorized, None Issued	—	—
Common Stock, $1 Par Value; 50,000,000 Shares Authorized, 18,146,808 and 17,876,752 Issued and Outstanding, respectively	18,147	17,877
Capital Surplus	154,973	148,972
Retained Earnings	74,125	67,270
Accumulated Other Comprehensive Income, net	1,483	3,023

Total Stockholders’ Equity	248,728	237,142

Total Liabilities and Stockholders’ Equity	$3,121,260	$2,945,489

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended March 31,

	2002	2001

	(Dollars in thousands,
	except share data)
Interest and Dividend Income
Loans	$42,075	$44,008
Loans Held For Sale	392	342
Securities:
Taxable	5,091	7,217
Tax-exempt	631	768
Dividends	84	72
Federal Funds Sold	191	360

Total Interest and Dividend Income	48,464	52,767

Interest Expense
Deposits	20,653	28,915
Short-term Borrowings	1,511	2,364
Long-term Borrowings	393	635
Guaranteed Trust Preferred Securities	1,062	838

Total Interest Expense	23,619	32,752

Net Interest Income	24,845	20,015
Provision for Loan Loss	3,981	2,788

Net Interest Income After Provision for Loan Loss	20,864	17,227

Noninterest Income
Loan Fees	1,176	510
Mortgage Banking Revenue	1,468	1,179
Deposit Service Charges	766	626
Other Service Fees	118	110
Other Income	495	287
Gain on Investment Securities, net	1,104	1,101

Total Noninterest Income	5,127	3,813

Noninterest Expense
Compensation and Employee Benefits	9,822	7,867
Equipment	884	700
Occupancy and Premises	1,438	1,237
Professional Services	431	384
Advertising/ Marketing	403	264
Amortization of Intangibles	287	331
Telephone & Data Communications	486	320
Other Expense	1,643	1,258

Total Noninterest Expense	15,394	12,361

Income Before Income Taxes	10,597	8,679
Income Tax Expense	3,742	2,955

Net Income	$6,855	$5,724

Earnings Per Share
Basic	$0.38	$0.33
Diluted	0.38	0.32
Weighted Average Shares — Basic	17,893,397	17,593,939
Weighted Average Shares — Diluted	18,263,808	17,900,447

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Accumulated
					Other
		Par	Capital	Retained	Comprehensive
	Shares	Value	Surplus	Earnings	Income	Total

	(Dollars in thousands, except share data)
Balance, December 31, 2000	17,578,135	$17,578	$143,194	$40,353	$2,242	$203,367
Comprehensive Income:
Net Income	—	—	—	5,724	—	5,724
Other Comprehensive Income:
Unrealized Securities Holding Gains Arising During the Period	—	—	—	—	4,592	4,592
Reclassification Adjustment for Gains Included in Net Income	—	—	—	—	(1,101)	(1,101)
Income Tax Effect	—	—	—	—	(1,362)	(1,362)

Total Comprehensive Income						7,853
Common Stock Issuance	22,709	23	425	—	—	448
Non-Cash Compensation	—	—	17	—	—	17
Exercise of Stock Options	930	1	13	—	—	14

Balance, March 31, 2001	17,601,774	$17,602	$143,649	$46,077	$4,371	$211,699

Balance, December 31, 2001	17,876,752	$17,877	$148,972	$67,270	$3,023	$237,142

Comprehensive Income:
Net Income	—	—	—	6,855	—	6,855
Other Comprehensive Loss:
Unrealized Securities Holding Losses Arising During the Period	—	—	—	—	(1,440)	(1,440)
Reclassification Adjustment for Gains Included in Net Income	—	—	—	—	(1,104)	(1,104)
Income Tax Effect	—	—	—	—	1,004	1,004

Total Comprehensive Income						5,315
Common Stock Issuance	270,056	270	6,001	—	—	6,271

Balance, March 31, 2002	18,146,808	$18,147	$154,973	$74,125	$1,483	$248,728

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$6,855	$5,724
Adjustments to Reconcile Net Income to Net Cash Provided by (used in) Operating Activities:
Deferred Loan Fee Amortization	(2,540)	(1,482)
Depreciation and Other Amortization	1,306	388
Non-Cash Compensation	—	17
Provision for Loan Loss	3,981	2,788
Originations of Loans Held for Sale	(50,361)	(44,656)
Purchases of Loans Held for Sale	(143,672)	(116,590)
Proceeds from Sale of Loans Held for Sale	199,055	148,749
Deferred Tax Expense (Benefit)	2,536	(227)
Gain on Sale of Securities	(1,104)	(1,101)
(Increase) Decrease in Interest Receivable and Other Assets	(10,902)	757
Increase (Decrease) in Interest Payable and Other Liabilities	(780)	2,469

Net Cash Provided by (used in) Operating Activities	4,374	(3,164)

Cash Flows from Investing Activities:
Maturities of Securities Available for Sale	59,725	597,267
Maturities of Securities Held to Maturity	11,012	28,720
Purchase of Securities Available for Sale	(135,191)	(516,358)
Purchase of Securities Held to Maturity	(3,707)	(19,293)
Proceeds from Sales of Securities Available for Sale	33,651	28,070
Repayments of Mortgage Backed Securities Held to Maturity	2,538	961
Repayments of Mortgage Backed Securities Available for Sale	15,172	1,613
Net (Increase) in other equities (including FHLB stock)	(84)	(1,003)
Purchase of Mortgage Backed Securities Available for Sale	(64,266)	(51,287)
Net (Increase) Decrease in Limited Partnership Investments	(167)	175
Net Increase in Loans	(87,772)	(139,684)
Proceeds from Sale of Foreclosed Properties	304	808
Capital Expenditures	(677)	(1,267)

Net Cash Used in Investing Activities	(169,462)	(71,278)

Cash Flows from Financing Activities:
Increase in Deposits	284,190	36,437
Proceeds from Long-term Borrowings	—	17,474
Repayments of Long-term Borrowings	(67)	—
Proceeds from Issuance of Guaranteed Trust Preferred Securities	—	14,550
Proceeds from Issuance of Common Stock	6,271	448
Proceeds from Stock Options Exercised	—	14
Net Increase (Decrease) in Short-term Borrowings	(122,246)	26,003

Net Cash Provided by Financing Activities	168,148	94,926

Net Increase in Cash and Cash Equivalents	3,060	20,484
Cash and Cash Equivalents, Beginning of Period	59,000	52,683

Cash and Cash Equivalents, End of Period	$62,060	$73,167

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$24,662	$33,912
Income Taxes	61	394
Supplemental Disclosures of Noncash Activities:
Transfers of Loans to Foreclosed Properties & Other Assets	398	1,591

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2001 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for the entire year.

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

      Reclassifications have been made to certain amounts as of December 31, 2001, and for the three months ended March 31, 2001, to be consistent with classifications for 2002.

Note 2 — Earnings Per Share Computations

      The following provides a reconciliation of basic and diluted earnings per share.

	Quarter Ended March 31,

	2002	2001

	(Dollars in thousands,
	except share data)
Net Income	$6,855	$5,724

Weighted average shares outstanding:
Basic	17,893,397	17,593,939
Effect of dilutive stock options outstanding	370,411	306,508

Diluted	18,263,808	17,900,447

Earnings Per Share
Basic	$0.38	$0.33
Effect of dilutive stock options outstanding	—	(0.01)

Diluted	$0.38	$0.32

CIB MARINE BANCSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Long-term Borrowings

      The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings at March 31, 2002, and December 31, 2001.

	March 31, 2002		December 31, 2001
					Scheduled	Callable @
	Balance	Rate	Balance	Rate	Maturity	Par After

	(Dollars in thousands)
	$—	—%	$7,500	5.45%	1/16/03	N/A
	—	—	2,500	5.45	1/16/03	N/A
	—	—	7,500	5.51	2/08/03	N/A
	—	—	67	5.76	4/26/03	N/A
	3,500	5.12	3,500	5.12	5/01/04	N/A
	5,000	5.12	5,000	5.12	5/01/04	N/A
	3,250	4.95	3,250	4.95	1/16/08	1/16/01
	2,500	4.95	2,500	4.95	1/16/08	1/16/01
	2,000	4.95	2,000	4.95	1/16/08	1/16/01
	2,000	5.09	2,000	5.09	2/20/08	2/20/01
	23,677	7.07	23,635	7.07	6/30/08	N/A

	41,927	6.19%	59,452	5.98%

Fair Value Adjustment Related To Hedge	2,165		2,535

Total	$44,092		$61,987

      CIB Marine is required to maintain qualifying collateral as security for these borrowings. The debt to collateral ratio cannot exceed 60%. CIB Marine had collateral of $77.6 million and $93.4 million pledged at March 31, 2002, and December 31, 2001, respectively. As of March 31, 2002, this collateral consisted of securities with a fair market value of $77.6 million. During the March 31, 2002 quarter, $17.5 million of long-term borrowings were reclassed to short-term borrowings because their due dates were less than one year.

Note 4 — Stock Option Activity

      The following is a reconciliation of stock option activity for the three months ended March 31, 2002.

	Number of	Range of Option	Weighted Average
	Shares	Prices Per Share	Exercise Price

Shares under option December 31, 2001	1,657,643	$4.95 - $22.89	$15.8093
Granted	10,932	23.22 - 23.66	23.5820
Lapsed or surrendered	(11,121)	16.79 - 22.89	20.9026
Exercised	—	—	—

Shares under option March 31, 2002	1,657,454	$4.95 - $23.66	$15.8264

Shares exercisable at March 31, 2002	808,933	$4.95 - $20.13	$12.3707

CIB MARINE BANCSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Derivative and Hedging Activities

      CIB Marine had six interest rate swaps outstanding as of March 31, 2002, which are being utilized to hedge the fair value of financial instruments in the balance sheet. The financial instruments being hedged include $20.0 million in callable negotiable certificates of deposits $35.0 million in non-callable certificates of deposit and a $25.0 million FHLB Advance. The final maturity, interest payment dates and option features, where applicable, are matched between the swaps and the callable certificates of deposit and the FHLB Advance. The interest rate swaps are floating pay-fixed receive instruments and, as such, effectively convert the fixed rate payments on the financial instruments to a floating rate and hedge their fair value from changes in interest rates. These swaps are accounted for as fair value hedges under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Market value changes in the derivatives and the hedged liabilities during the period are reflected in the income statement.

      CIB Marine’s mortgage banking activities include the issuance of commitments to extend or purchase mortgage loans to be held for sale with interest rate locks and the utilization of conditional forward contracts to hedge the changes in fair value of these loan commitments due to changes in interest rates. CIB Marine does not formally designate a hedging relationship under SFAS 133 between these loan commitments and the conditional forward contracts. CIB Marine is in a short position with the conditional forward contracts whereby CIB Marine agrees to sell a residential mortgage loan at a pre-established price at some future date, which is used to hedge exposure to changes in the prices of residential mortgage loans from the time CIB Marine issues the loan commitments to the time the loan sale actually occurs. Residential mortgage loans held for sale are primarily those originated or purchased by CIB Marine in its mortgage banking activities and, from the time a residential mortgage loan held for sale is originated or purchased, CIB Marine uses the forward contracts to hedge the changes in the fair market value of such loans due to changes in interest rates and designates a hedging relationship under SFAS 133. The notional amount of forward contracts outstanding varies and is a function of the balance of current loans held for sale and commitments to extend mortgage loans to be held for sale. At March 31, 2002, CIB Marine had $118.2 million in forward sale agreements outstanding with a fair market value of approximately $0.9 million, and $89.0 million outstanding in commitments to extend mortgage loans with interest rate locks with a fair market value of approximately $(0.8) million. Market value changes during the period are reflected in other noninterest income in the income statement.

      In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent compensation in addition to interest. The contingent compensation is typically based upon, or determined by, the financial performance of the borrower. At March 31, 2002, CIB Marine determined these agreements not to have any fair value.

Note 6 — Goodwill and Other Intangible Assets

      On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001, are grandfathered effective January 1, 2002. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Intangible assets with definite lives will continue to be amortized. SFAS 142 also requires an evaluation of intangible assets and their useful lives, and a transitional impairment test for goodwill and certain intangible assets. CIB Marine adopted SFAS 142 on January 1, 2002, and will perform its transitional impairment tests in the quarter ending June 30, 2002.

CIB MARINE BANCSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      CIB Marine’s intangible asset values at March 31, 2002 are as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Intangible

	(Dollars in thousands)
Amortizing Intangible Assets
Core Deposits	$3,959	$2,303	$1,656
Branch Acquisition Goodwill	9,840	1,979	7,861
Mortgage Servicing Rights	24	3	21

Total Amortizing Intangible Assets	$13,823	$4,285	$9,538

Unamortizing Intangible Assets-Whole-Bank Acquisition Goodwill			1,614

Total Intangibles (net)			$11,152

      The current and estimated amortization expense is as follows:

Aggregate Amortization Expense For the Quarter Ended 3/31/02	$283
Estimated Amortization Expense For the Remainder of 2002	799
For the Year Ended 12/31/03	1,033
For the Year Ended 12/31/04	903
For the Year Ended 12/31/05	831
For the Year Ended 12/31/06	831

      In accordance with SFAS 142, CIB Marine discontinued the amortization of goodwill related to its whole-bank acquisitions and continues to amortize core deposit intangibles with defined lives and goodwill related to its branch acquisitions. A reconciliation of previously reported net income adjusted for the discontinuance of the amortization of the goodwill related to whole-bank acquisitions is as follows:

	Quarter Ended
	March 31,

	2002	2001

	(Dollars in thousands,
	except share data)
Net Income:
Net Income as reported	$6,855	$5,724
Add back: Discontinued goodwill amortization	N/A	44

Adjusted net income	$6,855	$5,768

Basic earnings per share:
Reported basic earnings per share	$0.38	$0.33
Add back: Discontinued goodwill amortization per share	0.00	0.00

Adjusted basic earnings per share	$0.38	$0.33

Diluted earnings per share:
Reported diluted earnings per share	$0.38	$0.32
Add back: Discontinued goodwill amortization per share	0.00	0.00

Adjusted diluted earnings per share	$0.38	$0.32

CIB MARINE BANCSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Significant Nonaccrual Loans to One Borrower

      In July 1999, one of CIB Marine’s borrowers (the “Borrower”) experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower’s net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. CIB Marine has engaged in various transactions with this borrower and commenced certain legal proceedings to strengthen its collateral position and collect amounts owed by this Borrower.

      At March 31, 2002, the outstanding lending commitment to the Borrower and its related interests, including lines of credit which have not been fully drawn, was approximately $56.1 million, and the aggregate principal amount actually drawn and outstanding was approximately $52.3 million. A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower’s approximately 84% interest in, a closely held steel company (the “Steel Company”). In order to protect its interest in the stock of the Steel Company, on April 11, 2002, CIB Marine gave notice of a public sale of the Steel Company stock to occur on April 26, 2002. On April 24, 2002, the Borrower filed a lawsuit against CIB Marine and certain of its officers seeking damages and to rescind the Borrower’s pledge of the Steel Company’s stock as collateral. The Borrower also requested that the court enter a temporary restraining order preventing the sale. On April 25, 2002, the court denied the temporary restraining order and the Borrower filed for bankruptcy reorganization to prevent the sale. CIB Marine intends to take appropriate action to protect its collateral position and collect the amount owed. Additional information about the borrower and its loans from CIB Marine are discussed in Item 2 in “Loans — Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section is a discussion and analysis of CIB Marine’s consolidated financial condition as of March 31, 2002, and its results of operations for the three month period then ended. References in this discussion to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this report as well as CIB Marine’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission.

      On March 6, 2001, CIB Marine and Citrus Financial Services Inc., a one-bank holding company headquartered in Vero Beach, Florida, announced that they had entered into a merger agreement. On September 17, 2001, the merger transaction was completed. Pursuant to the terms of the merger agreement, each share of Citrus was exchanged for ..4634 shares of CIB Marine. CIB Marine issued 669,263 shares of its voting common stock to shareholders of Citrus and paid cash of $0.2 million to dissenters and for fractional shares. The merger was accounted for as a pooling-of-interests. All prior periods have been restated to include Citrus’ financial information as if CIB Marine and Citrus had always been combined.

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

      There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect CIB Marine’s operations, performance, development and business results include the following:

•	Adverse changes in business conditions in the banking industry generally and in the markets in which CIB Marine operates;

•	Changes in the legislative and regulatory environment which adversely affect CIB Marine;

•	Changes in accounting policies and practices;

•	Changes in interest rates and changes in monetary and fiscal policies which could negatively affect net interest margins, asset valuations and expense expectations;

•	Increased competition from other financial and non-financial institutions;

•	CIB Marine’s ability to generate or obtain the funds necessary to achieve its future growth objectives;

•	CIB Marine’s ability to manage its future growth;

•	CIB Marine’s ability to identify attractive acquisition and growth opportunities;

•	CIB Marine’s ability to attract and retain key personnel;

•	Adverse changes in CIB Marine’s loan and investment portfolios;

•	Changes in the financial condition or operating results of one or more borrowers or related groups of borrowers or borrowers within a single industry or small geographic region where CIB Marine has a concentration of credit extended to those borrowers or related groups or to borrowers within that single industry or small geographic region;

•	The competitive impact of technological advances in the banking business;

•	The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigations; and

•	Other risks set forth from time to time in CIB Marine’s filings with the Securities and Exchange Commission.

      These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

Results of Operations

Overview

      CIB Marine had net income of $6.9 million for the first quarter of 2002, as compared to $5.7 million for the first quarter of 2001, an increase of 19.8%. Net income for the first quarters of 2002 and 2001 both include a $0.7 million gain, net of taxes, on the sales of securities. Total earning assets were $3.0 billion at March 31, 2002, representing a 5.6% increase from total earning assets of $2.9 billion at December 31, 2001, and a 21.8% increase from $2.5 billion at March 31, 2001.

      Diluted earnings per share were $0.38 and $0.32 for the three-month periods ended March 31, 2002 and 2001, respectively. The return on average assets for the three-month period ended March 31, 2002, was 0.92%, as compared to 0.91% for the same period in 2001. The return on average equity for the three-month period ended March 31, 2002, was 11.49%, as compared to 11.14% for the same period in 2001.

      The following table provides an overview of CIB Marine’s recent growth. The table indicates the percentage increase in the average balance sheet or income statement items represented from the three-month period ended March 31, 2001, to the comparable period ended March 31, 2002.

Quarter Ended
March 31, 2002
vs. March 31, 2001

Selected Average Balance Sheet Items:
Gross loans, including held for sale	29.11%
Total interest-earning assets	20.13
Total assets	19.36
Total deposits	15.71
Total interest-bearing liabilities	19.96
Selected Income Statement Items:
Net interest income after provision for loan loss(TE)	20.30%
Noninterest income	34.46
Noninterest expense	24.54
Net income	19.76
Diluted earnings per share	18.75

(TE)	Tax-equivalent basis at 35%

      CIB Marine’s growth has been largely attributable to the implementation of its business strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel and expanding in both new and existing markets. During 2001, CIB Marine established four new branch facilities and acquired Citrus Financial Services Inc., including its banking subsidiary Citrus Bank, which had three banking facilities located along central Florida’s Atlantic coast. During the first three months of 2002, CIB Marine established two new branch facilities. To facilitate its growth, CIB Marine raised $6.0 million in 2001 and $6.3 million in the first three months of 2002 through the sale of its common stock in private placement offerings, and $14.6 million in 2001 through the issuance of guaranteed trust preferred securities. CIB Marine had 51 banking facilities and 782 full-time equivalent employees on March 31, 2002, as compared to 45 banking facilities and 715 full-time equivalent employees at March 31, 2001.

      The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the Quarter Ended

	March 31, 2002	March 31, 2001

	(Dollars in thousands,
	except share data)
Selected Statement Of Income Data
Interest and Dividend Income
Loans	$42,075	$44,008
Loans Held For Sale	392	342
Securities:
Taxable	5,091	7,217
Tax-exempt	631	768
Dividends	84	72
Federal Funds Sold	191	360

Total Interest and Dividend Income	48,464	52,767

Interest Expense
Deposits	20,653	28,915
Short-term Borrowings	1,511	2,364
Long-term Borrowings	393	635
Guaranteed Trust Preferred Securities	1,062	838

Total Interest Expense	23,619	32,752

Net Interest Income	24,845	20,015
Provision for Loan Loss	3,981	2,788

Net Interest Income After Provision for Loan Loss	20,864	17,227

Noninterest Income
Loan and Retail Banking Fees	2,060	1,246
Mortgage Banking Revenue	1,468	1,179
Other Income	495	287
Gain on Investment Securities, net	1,104	1,101

Total Noninterest Income	5,127	3,813

Noninterest Expense:
Compensation and Employee Benefits	9,822	7,867
Equipment	884	700
Occupancy and Premises	1,438	1,237
Professional Services	431	384
Advertising/ Marketing	403	264
Amortization of Intangibles	287	331
Telephone & Data Communications	486	320
Other Expense	1,643	1,258

Total Noninterest Expense	15,394	12,361

Income Before Income Taxes	10,597	8,679
Income Tax Expense	3,742	2,955

Net income	$6,855	$5,724

	At or for the Quarter Ended

	March 31, 2002	March 31, 2001

	(Dollars in thousands,
	except share data)
Per Share Data
Basic earnings	$0.38	$0.33
Diluted earnings	0.38	0.32
Dividends	—	—
Book value (at end of period)	$13.71	$12.03
Selected Financial Condition Data
Securities	$498,907	$441,173
Loans, including held for sale	2,507,941	1,999,591
Total assets	3,121,260	2,570,898
Deposits	2,554,423	2,074,553
Borrowings, including guaranteed trust preferred securities	299,229	265,715
Stockholders’ equity	248,728	211,699
Selected Financial Ratios and Other Data
Performance Ratios:
Net interest margin(1)	3.45%	3.36%
Net interest spread(2)	3.03	2.67
Noninterest income to average assets(3)	0.54	0.43
Noninterest expense to average assets	2.06	1.97
Net overhead ratio(4)	1.37	1.36
Efficiency ratio(5)	52.59	53.32
Return on average assets(6)	0.92	0.91
Return on average equity(7)	11.49	11.14
Asset Quality Ratios:
Nonaccrual loans to loans, including held for sale	1.37%	0.80%
Allowance for loan loss to loans, including held for sale	1.49	1.31
Allowance for loan loss to nonperforming assets(8)	90.26	142.21
Net charge-offs to average loans including held for sale	0.12	0.12
Nonperforming assets to total assets	1.33	0.72
Nonaccrual loans and 90+ days past due loans to loans, including held for sale	1.50	0.90
Nonaccrual loans and 90+ days past due loans to total assets	1.21	0.70
Nonperforming assets and 90+ days past due loans to total assets	1.43	0.79
Allowance as a percent of nonperforming and 90+ days past due loans	83.60	128.87
Balance Sheet Ratios:
Average loans to average deposits	102.74%	92.08%
Average interest-earning assets to average interest-bearing liabilities	112.88	112.73
Capital Ratios:
Total equity to total assets	7.97%	8.23%
Total risk-based capital ratio	10.82	11.21
Tier 1 risk-based capital ratio	9.57	10.09
Leverage capital ratio	9.13	9.24

	At or for the Quarter Ended

	March 31, 2002	March 31, 2001

	(Dollars in thousands,
	except share data)
Other Data:
Number of employees (full-time equivalent)	$782	$715
Number of banking facilities	51	45
Shares outstanding at the end of period	18,146,808	17,601,774
Weighted average shares outstanding — basic	17,893,397	17,593,939
Weighted average shares outstanding — diluted	18,263,808	17,900,447

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

(2)	Net Interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Annualized noninterest income to average assets excludes gains and losses on securities.

(4)	The net overhead ratio is annualized noninterest expense minus annualized noninterest income divided by average total assets.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income excluding gains and losses on securities.

(6)	Return on average assets is annualized net income divided by average total assets.

(7)	Return on average equity is annualized net income divided by average common equity.

(8)	Nonperforming assets include nonaccrual loans, restructured loans and foreclosed properties.

Net Interest Income

      The following table sets forth information regarding average balances, interest income and interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholder’s equity categories as applicable. The table expresses interest income on a tax-equivalent (TE) basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings provided by these tax-exempt assets. The tax-equivalent adjustment was based on CIB Marine’s effective federal income tax rate of 35%.

	Quarter Ended March 31,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost

	(Dollars in thousands)
ASSETS
Interest-earning Assets (TE) Securities:
Taxable	$399,457	$5,175	5.25%	$470,277	$7,289	6.29%
Tax-exempt	57,772	971	6.82	62,508	1,182	7.67

Total Securities	457,229	6,146	5.45	532,785	8,471	6.45
Loans(1)(2):
Commercial and agricultural	2,384,625	41,019	6.98	1,824,070	42,400	9.43
Real estate	57,089	971	6.90	54,186	1,237	9.26
Installment and other consumer	7,453	151	8.22	18,033	411	9.24

Total loans	2,449,167	42,141	6.98	1,896,289	44,048	9.42
Federal funds sold	41,350	191	1.87	25,270	360	5.78
Loans held for sale	22,107	392	7.19	17,806	342	7.79

Total interest-earning assets (TE)	2,969,853	48,870	6.67	2,472,150	53,221	8.73

Noninterest-earning Assets:
Cash and due from banks	28,820			23,025
Premises and equipment	27,825			24,818
Allowance for loan loss	(35,973)			(25,284)
Accrued interest receivable and other assets	47,262			50,314

Total noninterest-earning assets	67,934			72,873

Total Assets	$3,037,787			$2,545,023

	Quarter Ended March 31,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost

	(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$57,956	$146	1.02%	$50,948	$318	2.53%
Money market	244,859	1,095	1.81	206,520	2,630	5.16
Other savings deposits	62,008	292	1.91	42,625	341	3.24
Time deposits	1,892,376	19,120	4.10	1,652,390	25,626	6.29

Total interest-bearing deposits	2,257,199	20,653	3.71	1,952,483	28,915	6.01
Borrowings — short-term	284,413	1,511	2.15	163,204	2,364	5.87
Borrowings — long-term	49,283	393	3.23	46,046	635	5.59
Guaranteed trust preferred securities	40,000	1,062	10.77	31,333	838	10.85

Total borrowed funds	373,696	2,966	3.22	240,583	3,837	6.47
Total interest-bearing liabilities	2,630,895	23,619	3.64	2,193,066	32,752	6.06

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	148,094			126,197
Accrued Interest and other liabilities	16,875			17,298

Total noninterest-bearing liabilities	164,969			143,495

Stockholders’ Equity	241,923			208,462

Total Liabilities and Stockholders’ Equity	$3,037,787			$2,545,023

Net Interest Income (TE) and Interest rate spread		$25,251	3.03%		$20,469	2.67%

Net Interest Margin (TE)			3.45%			3.36%

(TE)	Tax equivalent basis of 35%

(1)	Loan balance totals include non-accrual loans.

(2)	Interest earned on loans include amortized loan fees of $2.4 million and $1.6 million in March 31, 2002 and March 31, 2001, respectively.

(3)	Interest rate spread is the net of the average rate on interest-earning assets, on a tax-equivalent basis, and interest-bearing liabilities.

(4)	Net interest margin is the ratio of net interest income on a tax-equivalent basis, annualized, to average earning assets.

      Net interest income on a tax-equivalent basis was $25.3 million for the quarter ended March 31, 2002, representing an increase of 23.4% from net interest income of $20.5 million for the first quarter of 2001. The increase in the first quarter of 2002 was primarily volume related as CIB Marine’s average interest-earning assets grew by $497.7 million, or 20.1%. The principal source of this growth occurred in CIB Marine’s commercial business and commercial real estate loans. Asset growth was primarily funded by increases in deposit liabilities, FHLB borrowings, guaranteed trust preferred securities, fed funds and other borrowings. An increase in the net interest margin, which is the ratio of net interest income on a tax equivalent basis to average interest earning assets, also contributed to the increase in net interest income. These changes are discussed in the following paragraph.

      CIB Marine’s interest rate spread increased 36 basis points to 3.03% for the quarter ended March 31, 2002, from 2.67% for the quarter ended March 31, 2001, while the net interest margin increased 9 basis points to 3.45% for the quarter ended March 31, 2002 from 3.36% for the quarter ended March 31, 2001. The increase in the interest rate spread and net interest margin between these quarterly periods was due in part to the interest rates earned on earning assets decreasing at a slower rate than the interest rates paid on interest-earning liabilities. Furthermore, an increase in the loan spread as well as the ratio of total loans to assets has contributed to the overall increase in net interest margin.

      The following table presents an analysis of changes, on a tax-equivalent basis, in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

	Quarter Ended March 31, 2002 Compared to
	Quarter Ended March 31, 2001(1)

	Volume	Rate	Total	% Change

	(Dollars in thousands)
Interest Income (TE)
Securities — taxable	$(1,011)	$(1,103)	$(2,114)	(29.00)%
Securities — tax-exempt	(86)	(125)	(211)	(17.85)

Total Securities	(1,097)	(1,228)	(2,325)	(27.45)
Commercial and agricultural	11,195	(12,576)	(1,381)	(3.26)
Real estate	63	(329)	(266)	(21.50)
Installment and other consumer	(218)	(42)	(260)	(63.26)

Total Loans (including fees)	11,040	(12,947)	(1,907)	(4.33)
Federal funds sold	154	(323)	(169)	(46.94)
Loans held for sale	77	(27)	50	14.62

Total Interest Income (TE)	10,174	(14,525)	(4,351)	(8.18)

Interest Expense
Interest-bearing demand deposits	39	(211)	(172)	(54.09)
Money market	418	(1,953)	(1,535)	(58.37)
Other savings deposits	122	(171)	(49)	(14.37)
Time deposits	3,340	(9,846)	(6,506)	(25.39)

Total Deposits	3,919	(12,181)	(8,262)	(28.57)
Borrowings — short term	1,156	(2,009)	(853)	(36.08)
Borrowings — long term	42	(284)	(242)	(38.11)
Guaranteed trust preferred securities	230	(6)	224	26.73

Total Borrowed Funds	1,428	(2,299)	(871)	(22.70)

Total Interest Expense	5,347	(14,480)	(9,133)	(27.89)

Net Interest Income (TE)	$4,827	$(45)	$4,782	23.36%

(TE)	Tax-equivalent basis of 35%.

(1)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Noninterest Income

      Total noninterest income increased $1.3 million, or 34.5%, to $5.1 million in the first quarter of 2002 from $3.8 million in the first quarter of 2001. The following paragraphs discuss the principal components of noninterest income and the primary reasons for their changes from the first quarter of 2001 to the first quarter 2002.

      Loan fees were $1.2 million in the first quarter of 2002, as compared to $0.5 million in the first quarter of 2001, an increase of 130.6%. Contributing to the increase in loan fees was the receipt of a $0.3 million loan syndication fee and $0.3 million in loan related fees from another borrower. Mortgage banking revenue was $1.5 million for the quarter as compared to $1.2 million for the first quarter of 2001, an increase of 24.5%. The increase in mortgage banking revenue was due primarily to an increase in residential mortgage lending volume, resulting from a lower interest rate environment in the first quarter of 2002 as compared to the first quarter 2001.

      Deposit service charges were $0.8 million in the first quarter of 2002, as compared to $0.6 million in the first quarter of 2001, an increase of 22.4%. This increase is primarily the result of a 9.2% growth in the number of deposit accounts serviced by CIB Marine since March 31, 2001.

      Other noninterest income was $0.5 million in the first quarter of 2002, as compared to $0.3 million in 2001, an increase of 72.3%. The increase in other noninterest income was due primarily to a $0.2 million increase in income before income tax from MICR, Inc. operations and $0.3 million of income related to CIB Marine’s investment in three limited partnerships. See “Other Assets” for additional information regarding these assets. The combined effect of these increases was partially offset by a $0.2 million decrease in the market value of derivative instruments.

      Securities gains were $1.1 million in both the first quarter of 2002 and 2001. During the first quarter of 2002, CIB Marine sold securities which improved the cash position. Total securities as a percentage of total assets increased to 16.0% at March 31, 2002, from 14.2% at December 31, 2001.

Noninterest Expense

      Total noninterest expense increased $3.0 million, or 24.5%, to $15.4 million in the first quarter of 2002 from $12.4 million in the first quarter of 2001. The increase was primarily the result of CIB Marine’s growth, including internal growth and the opening of new branch facilities. The following paragraphs discuss the principal components of noninterest expense and the primary reasons for their changes from the three month period ended March 31, 2001, to the same period in 2002.

      Compensation and employee benefits expense was $9.8 million in the first quarter of 2002, as compared to $7.9 million in the first quarter of 2001, an increase of 24.9%. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, the hiring of additional management personnel and increases in the salaries of existing personnel. Excluding employees of MICR, Inc., the total number of full-time equivalent employees increased to 740 at March 31, 2002, from 685 at December 31, 2001, and 677 at March 31, 2001, representing increases of 8.0% and 9.3% for the three and twelve-month periods, respectively. Compensation and employee benefits related to employees of MICR, Inc. are not included in compensation and employee benefits expense because MICR, Inc. is accounted for on the equity method.

      Equipment, occupancy and premises expense was $2.3 million in the first quarter of 2002, as compared to $1.9 million in the first quarter of 2001, an increase of 19.9%. In addition, telephone and data communications expense increased by 51.6% to $0.5 million in the first quarter of 2002, as compared to $0.3 million for the same period in 2001. The increases in these expenditures were primarily attributable to the addition of banking facilities, increases in the number of full-time equivalent employees and the number of customers served by CIB Marine.

      Other noninterest expense was $1.6 million in the first quarter of 2002, as compared to $1.3 million in the first quarter of 2001, an increase of 30.6%. The increase in other noninterest expense was due primarily to increases in correspondent charges, overnight delivery services, and insurance and bond expense. Also contributing to the increase in noninterest expense in the first quarter of 2002 were increases in underwriting, appraisal, recording and filing fees, and other closing expenses resulting from the increase in residential mortgage volume.

      CIB Marine’s efficiency ratio was 52.6% for the first quarter of 2002, as compared to 53.3% for the first quarter 2001. Total noninterest expense as a percentage of average assets was 2.1% for the quarter ended March 31, 2002, and 2.0% for the quarter ended March 31, 2001.

Income Taxes

      CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting. Income tax expense was $3.7 million and $3.0 million for the quarters ended March 31, 2002 and 2001, respectively. The effective tax rate for the three month periods ended March 31, 2002 and 2001, were 35.3% and 34.0%, respectively. The increase in the effective tax rate between these periods was primarily due to increased income, a decrease in tax exempt interest, and an increase in state income tax expense.

Financial Condition

Overview

      CIB Marine’s total assets increased by $175.8 million, or 6.0%, during the three months ended March 31, 2002. Asset growth occurred primarily in securities and net loans, which increased $79.5 million, or 19.0% and $85.9, or 3.7%, respectively. This growth was primarily funded by an increase in deposits of $284.1 million, and in equity of $11.6 million. Borrowings were reduced $122.6 million during the first three months of 2002.

Loans Held for Sale

      Loans held for sale, comprised of residential first mortgage loans, were $29.3 million at March 31, 2002, a decrease of $5.0 million, or 14.6%, as compared to $34.3 million at December 31, 2001. This decrease was attributable to an increase in the volume of loans sold relative to loans originated and purchased. CIB Marine originated $50.4 million, purchased $143.7 million and sold $199.1 million of loans held for sale in the first three months of 2002, as compared to $44.7 million, $116.6 million, and $148.7 million, respectively, in the first three months of 2001. The increase in volume was due to a lower interest rate environment during the first three months of 2002 compared to the first three months of 2001.

Securities

      The carrying value and tax-equivalent yield of CIB Marine’s securities are set forth in the following table.

	At March 31, 2002		At December 31, 2001

		Yield to		Yield to
	Amount	Maturity	Amount	Maturity

	(Dollars in thousands)
Held to Maturity
U.S. Government & Agencies	$16,459	6.71%	$21,484	6.63%
States and political subdivisions	57,225	6.65	59,527	6.88
Other notes and bonds	450	7.10	450	7.10
Mortgage backed securities	12,737	7.20	15,148	7.11

Total Securities Held to Maturity	86,871	6.75	96,609	6.86

	At March 31, 2002		At December 31, 2001

		Yield to		Yield to
	Amount	Maturity	Amount	Maturity

	(Dollars in thousands)
Available For Sale
U.S. Government & Agencies	157,661	4.24	104,601	5.47
States and political subdivisions	3,351	6.84	2,629	9.18
Other notes and bonds	600	6.63	600	6.63
Commercial Paper	7,000	2.11	6,999	2.30
Mortgage backed securities	233,298	5.54	195,386	5.81
Federal Home Loan Bank/ Federal Reserve Bank stock	6,658	5.06	6,575	5.78
Other equities	1,054	N/A	1,018	N/A

Total Securities Available for Sale	409,622	4.97	317,808	5.63

Total Securities Before Market Value Adjustment	496,493	5.28%	414,417	5.92%

Available For Sale Market Value Adjustment (SFAS 115)	2,414		4,958

Total Securities	$498,907		$419,375

      Total securities outstanding at March 31, 2002, were $498.9 million, an increase of $79.5 million, or 19.0%, as compared to $419.4 million at December 31, 2001. The increase in the securities portfolio was due primarily to the favorable purchasing opportunities in the market. The ratio of total securities to total assets was 16.0% at March 31, 2002, as compared to 14.2% at December 31, 2001.

      At March 31, 2002, 35.1% of the securities portfolio consisted of U.S. Treasury and Government Agency securities, as compared to 30.4% at December 31, 2001. Mortgage backed securities represented 49.6% and 50.8% of the portfolio at March 31, 2002, and December 31, 2001, respectively. Mortgage backed securities increased $35.5 million, or 16.9%, from December 31, 2001 to March 31, 2002. CIB Marine increased the level of mortgage backed securities to take advantage of increased spreads relative to U.S. Treasury notes and bonds. Obligations of states, and political subdivisions of states, represented 12.2% of the portfolio at March 31, 2002, and 15.0% at December 31, 2001. Most of these obligations were general obligations of states, or political subdivisions of states, in which CIB Marine’s subsidiaries are located. The amount of obligations of states, and political subdivisions of states, remained relatively constant between periods, but decreased as a percent of the total portfolio due primarily to the increase in other types of securities. Commercial paper accounted for 1.4% of the portfolio at March 31, 2002, as compared to 1.7% at December 31, 2001. The decrease in commercial paper was due primarily to the maturities of these short-term investments.

      As of March 31, 2002, excluding the effect of the net unrealized gain, $409.6 million, or 82.5%, of the securities portfolio was classified as available for sale, and $86.9 million, or 17.5%, of the portfolio was classified as held to maturity. At December 31, 2001, these ratios were 76.7% and 23.3%, respectively. The classification of securities as available for sale and held to maturity is based on a number of factors, including CIB Marine’s current and projected liquidity position and current and projected loan to deposit ratio.

      On March 31, 2002, the net unrealized gain of the available for sale securities was $2.4 million, as compared to a net unrealized gain of $5.0 million at December 31, 2001. The decrease in the unrealized value of these securities over the first three months of 2002 was a direct result of increases in market interest rates offered on similar investments and the sales of $32.5 million of higher yielding securities during the quarter for a pre-tax gain of $1.1 million.

Loans

      Loans, net of the allowance for loan losses, were $2.4 billion at March 31, 2002, an increase of $85.9 million, or 3.7%, from December 31, 2001, and represented 78.2% and 80.0% of CIB Marine’s total assets at March 31, 2002, and December 31, 2001, respectively. Most of the increase was in commercial and industrial and commercial real estate loans, which in the aggregate represented 78.7% and 77.6% of gross loans at March 31, 2002, and December 31, 2001, respectively.

      The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

	As of		As of
	March 31, 2002		December 31, 2001

	(Dollars in thousands)
Commercial and industrial	$914,621	36.7%	$884,752	36.9%
Commercial (International)	12,914	0.5	14,736	0.7
Agricultural	3,964	0.2	4,154	0.2
Real estate
1-4 family	92,822	3.7	104,750	4.4
Commercial	1,044,767	42.0	975,904	40.7
Construction	396,977	16.0	394,081	16.4
Consumer	6,949	0.3	8,041	0.3
Credit card loans	381	—	428	—
Other	13,697	0.6	10,320	0.4

Gross Loans	2,487,092	100.0%	2,397,166	100.0%

Deferred Loan Fees	(8,424)		(7,684)
Allowance for loan loss	(37,331)		(34,078)

Net loans	$2,441,337		$2,355,404

Credit Concentrations

      Pursuant to CIB Marine’s loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the capital of CIB Marine.

      At March 31, 2002, CIB Marine had two secured borrowing relationships with unrelated individual borrowers that exceeded 25% of capital. These relationships include:

1. Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of March 31, 2002, was $93.0 million or 37.4% of CIB Marine’s stockholders’ equity and 3.7% of gross loans. The aggregate principal amount actually drawn and outstanding was $92.2 million at March 31, 2002. The majority of these loans are in the nursing/convalescent home industry. These loans are primarily secured by commercial real estate and other business assets. At March 31, 2002, none of the loans to this borrower or its related interests were classified as nonperforming.

2. Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of March 31, 2002, was $69.4 million, or 27.9% of CIB Marine’s stockholders’ equity and 2.8% of gross loans. The aggregate principal amount actually drawn and outstanding was $53.6 million at March 31, 2002. The majority of these loans are commercial real estate and construction loans, and are primarily secured by commercial real estate. In January 2002, a commercial real estate loan to a related interest of this borrower with an outstanding balance of $3.2 million was classified as restructured. CIB Marine does not believe that there will be any loss with respect to this restructured loan. At March 31, 2002, none of the other loans to this borrower or its related interests were classified as nonperforming.

      At March 31, 2002, CIB Marine also had credit relationships within three industries or industry groups that exceeded 25% of its capital. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $1.1 billion, or 42.4% of gross loans and 427.5% of stockholders’ equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $200.1 million, or 8.0% of gross loans and 80.4% of stockholders’ equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $158.5 million, or 6.3% of gross loans and 63.7% of stockholders’ equity.

Provision for Loan Losses and Allowance for Loan Losses

      The provision for loan losses represents charges made to earnings in order to maintain an allowance for loan losses. CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The provision for loan losses was $4.0 million for the first quarter of 2002, as compared to $2.8 million for the first quarter of 2001. At March 31, 2002, the allowance for loan losses was $37.3 million, or 1.49% of total loans outstanding, as compared to $34.1 million and 1.41%, respectively, at December 31, 2001. The allowance is increased by the amount of the provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the first quarter of 2002 and 2001 were $0.8 million and $0.7 million, respectively, while recoveries were $0.04 million and $0.1 million, respectively. A significant portion of the increase in the provision was the result of the growth of CIB Marine’s loan portfolio, principally in the commercial and commercial real estate loan categories. Average loans outstanding increased $552.9 million, or 29.2%, from the first quarter of 2001 to the first quarter of 2002. Also contributing to the increase in the provision and the level of the allowance was the increase in nonperforming loans and loans 90 days or more past due and still accruing.

      The following table summarizes changes in the allowance for loan losses for the three-month periods ended March 31, 2002 and 2001.

	Quarter Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Balance at Beginning of Period	$34,078	$23,988
Loans Charged-Off:
Commercial and Agricultural	(436)	(231)
Real estate
1-4 family	(30)	—
Commercial	(251)	(444)
Construction	—	—
Consumer	(53)	(37)
Credit card	—	(3)
Other	—	—

Total Charged-Off	(770)	(715)

Recoveries of Loans Charged-Off:
Commercial and Agricultural	32	84
Real estate
1-4 family	—	16
Commercial	1	—
Construction	—	—
Consumer	7	21
Credit card	2	1
Other	—	—

Total Recoveries	42	122

Net Loans Charged-Off	(728)	(593)
Provision for loan loss	3,981	2,788

Balance at End of Period	$37,331	$26,183

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing

      The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan documentation. A loan is classified as restructured when the borrower transfers assets to CIB Marine in full or partial satisfaction of the loan amount and/or the loan terms are modified to include a reduction in the principal or interest amount owed or an interest rate that is below prevailing market rates. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

      The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days past due or more and still accruing, and related asset quality ratios as of the dates indicated.

Nonperforming and Past Due Assets

	At or for the Quarter Ended

	March 31,	December 31,	March 31,
	2002	2001	2001

	(Dollars in thousands)
Nonperforming Assets
Nonaccrual Loans
Commercial and Agricultural	$18,478	$17,746	$1,470
Real estate
1-4 family	958	1,017	525
Commercial	14,953	15,491	13,974
Construction	—	—	—
Consumer	54	110	80
Credit card	—	—	—
Other	—	—	—

Total nonaccrual loans	34,443	34,364	16,049

Foreclosed property	3,263	3,168	2,335
Restructured loans	3,654	309	27

Total Nonperforming Assets	$41,360	$37,841	$18,411

Loans 90 Days or More Past Due and Still Accruing
Commercial and Agricultural	$2,405	$758	$968
Real estate
1-4 family	658	408	694
Commercial	135	195	20
Construction	—	152	141
Consumer	93	22	50
Credit card	3	—	34
Other	—	—	—

Total Loans 90 Days or More Past Due and Still Accruing	$3,294	$1,535	$1,907

Allowance for loan loss	$37,331	$34,078	$26,183
Loans at end of period, including held for sale	2,507,941	2,423,777	1,999,591
Average loans, including held for sale	2,471,274	2,309,020	1,914,095
Ratios
Ratio of allowance to loans	1.49%	1.41%	1.31%
Ratio of net loans charged-off to average loans	0.12	0.12	0.12
Ratio of recoveries to loans charged-off	5.45	9.29	17.06
Nonaccrual loans as a percent of loans	1.37	1.42	0.80
Nonperforming assets as a percent of total assets	1.33	1.28	0.72
Foreclosed properties as a percent of loans	0.13	0.13	0.12
Allowance as a percent of nonaccrual loans	108.38	99.17	163.14
Allowance as a percent of nonperforming assets	90.26	90.06	142.21

	At or for the Quarter Ended

	March 31,	December 31,	March 31,
	2002	2001	2001

	(Dollars in thousands)
Nonaccrual loans and 90+ days past due loans as a percent of loans	1.50%	1.48%	0.90%
Nonaccrual loans and 90+ days past due loans as a percent of total assets	1.21	1.22	0.70
Nonperforming assets and 90+ days past due loans as a percent of total assets	1.43	1.34	0.79
Allowance as a percent of nonperforming assets and 90+ days past due loans	83.60	86.55	128.87

*	Nonaccrual loans included $167, $876 and $242 of restructured loans at March 31, 2002, December 31, 2001 and March 31, 2001 and loans 90+ days past due included $191 of restructured loans at December 31, 2001.

      Total nonaccrual loans were $34.4 million at March 31, 2002, $34.4 million at December 31, 2001, and $16.0 million at March 31, 2001. The ratio of nonaccrual loans to total loans was 1.37%, 1.42% and 0.80% at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

      At March 31, 2002, $29.4 million, or 85.2%, of nonaccrual loans consisted of the following four lending relationships:

(1) Commercial loans to the Borrower with an aggregate outstanding balance of $15.4 million as of March 31, 2002. See description of events below for additional discussion about the Borrower.

(2) Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $8.7 million as of March 31, 2002, secured by two assisted living facilities which are under construction. Of this total, $3.8 million was transferred to nonaccrual in December 2000, and $4.9 million was transferred to nonaccrual in June 2001. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

(3) A commercial real estate loan with an outstanding balance of $2.7 million as of March 31, 2002, secured by a commercial development that was transferred to nonaccrual during the fourth quarter of 2000. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

(4) A commercial real estate loan with an outstanding balance of $2.6 million as of March 31, 2002, secured by a hotel that was transferred to nonaccrual during the first quarter of 2001. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

      In April 2002, a commercial loan with an outstanding balance of $2.7 million was transferred to non-accrual status. This loan is secured by business assets. While CIB Marine intends to take appropriate action to collect amounts due from this borrower, it cannot provide assurance that the value of the collateral will be maintained or that there will not be losses with respect to this relationship.

      Foreclosed properties were $3.3 million at March 31, 2002, and consisted of three commercial properties acquired through foreclosure, one commercial property acquired through a voluntary transfer of assets by a borrower, and four one-to-four family properties acquired through foreclosure.

      Restructured loans were $3.7 million at March 31, 2002, of which $3.2 million is a commercial real estate loan to a borrower which was restructured in January 2002. While CIB Marine believes that the value of the collateral securing these obligations approximates the amounts owed, CIB Marine cannot provide assurances that the values will be maintained or that there will not be future losses with respect to any of these relationships.

      Loans 90 days or more past due and still accruing are loans which are delinquent with respect to the payment of principal and/or interest, but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $3.3 million in loans that were 90 days or more past due and still accruing at March 31, 2002, $1.5 million at December 31, 2001, and $1.9 million at March 31, 2001. Accrued interest on these loans was $0.02 million as of March 31, 2002, $0.07 million as of December 31, 2001, and $0.1 million as of March 31, 2001.

      A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

      The following table sets forth information regarding impaired loans:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Impaired loans without a specific allowance but evaluated collectively for impairment	$16,510	$5,723
Impaired loans with a specific allowance	17,879	18,237

Total impaired loans	$34,389	$23,960

Total allowance related to impaired loans	$7,016	$4,671

      In July 1999, one of CIB Marine’s borrowers (the “Borrower”) experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower’s net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. CIB Marine has closely monitored this borrowing relationship, including the collateral position of CIB Marine and other lenders, and engaged in various transactions with this borrower and commenced certain legal proceedings to strengthen its collateral position and collect amounts owed by this Borrower.

      At March 31, 2002, the outstanding lending commitment to the Borrower and its related interests was approximately $56.1 million, including lines of credit which have not been fully drawn, and the aggregate principal amount actually drawn and outstanding was approximately $52.3 million. A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower’s approximately 84% interest in, a closely held steel company (the “Steel Company”). Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.6% of the Steel Company. In order to protect its interest in the stock of the Steel Company on April 11, 2002, CIB Marine gave notice of a public sale of the Steel Company stock to occur on April 26, 2002. On April 24, 2002, the Borrower filed a lawsuit against CIB Marine and certain of its officers seeking damages and to rescind the Borrower’s pledge of the Steel Company’s stock as collateral. The Borrower also requested that the court enter a temporary restraining order preventing the sale. On April 25, 2002, the court denied the temporary restraining order and the Borrower filed for bankruptcy reorganization to prevent the sale. CIB Marine intends to take appropriate action to protect its collateral position and collect the amounts owed.

      At March 31, 2002, $15.4 million of these loans were in nonaccrual status. The loans in nonaccrual status consist primarily of direct loans to the Borrower which are secured, in whole or in part, by the Borrower’s equity in the Steel Company. These nonaccrual loans are also considered to be impaired and $3.9 million has been allocated as a specific reserve to the allowance for loan losses.

      On August 3, 2001, CIB Marine commenced a non-judicial foreclosure on one lot and 21 single-family residential homes constructed in a real estate development of the Borrower. CIB Marine acquired the properties for $2.3 million on September 14, 2001, and subsequently transferred them to foreclosed property at $2.2 million, their estimated market value, resulting in a $0.1 million write-down. At March 31, 2002 and December 31, 2001, the balance of these foreclosed properties was $1.5 million and $1.6 million, respectively. The $0.1 million in reductions resulted from sales of homes.

      While the loans to the Borrower and its related interests are secured by various collateral, the borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine’s loan policy since the first quarter of 2000. CIB Marine believes that the specific reserve allocated to this borrowing relationship and the overall allowance for loan loss was adequate at March 31, 2002. CIB Marine cannot provide assurances that other loans to the Borrower or its related interests will not become impaired in the future or that there will not be future losses with respect to these loans. Management of CIB Marine will continue to closely monitor this borrowing relationship in order to assess its ongoing exposure to the credit risk posed by this borrowing relationship and will take additional action if deemed appropriate.

      In April and December 2000, lawsuits were filed against the Borrower and the Steel Company by a lender, and its related interests (the “Lender”), to recover amounts due them. The Lender also has an approximately 11.3% equity interest in the Steel Company. The Lender is also a customer of, and has a secured borrowing relationship with, CIB Marine. As of March 31, 2002, the total outstanding lending commitment associated with this relationship, including lines of credit which have not been fully drawn, was approximately $32.3 million and the aggregate principal amount actually drawn and outstanding was approximately $30.2 million, none of which were past due. A portion of the loans to this Lender is also secured by the customer’s equity interest in the Steel Company, which is estimated to be worth $1.5 million. CIB Marine does not consider these loans impaired because of the financial condition of the Lender and its belief that the loans are adequately collateralized pursuant to CIB Marine’s loan policy. In November 2000, another lender obtained a judgment against the Borrower in the amount of $8.1 million.

      The following table summarizes CIB Marine’s borrowing relationship with the Borrower, the Steel Company and the Lender as of March 31, 2002.

	Committed/		Non	Total	Total
	Available	Performing	Performing	Outstanding	Exposure

	(Dollars in thousands)
Loans Directly to Borrower	$100	$—	$15,357	$15,357	$15,457
Loans to Steel Company	3,615	36,982	—	36,982	40,597
Loans to Lender	2,182	30,164	—	30,164	32,346

	$5,897	$67,146	$15,357	$82,503	$88,400

Other Assets

      The following table sets forth information regarding other assets:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Prepaid expenses	$1,138	$966
Accounts receivable	12,684	1,247
Mortgage servicing rights	21	16
Fair value of derivatives	1,847	2,597
Repossessed assets	—	9
Trust preferred securities underwriting fee, net of amortization	1,140	1,150
Investment in MICR, Inc. — asset held for sale	6,040	6,628
Other investments	6,175	5,289
Other, including deferred tax assets	870	127

	$29,915	$18,029

      MICR, Inc., a wholly-owned subsidiary of CIB-Chicago was acquired in lieu of foreclosure in October 2000 and is classified as a held for sale asset in the Consolidated Balance Sheet. MICR, Inc. had income before income tax of $0.4 million for the quarter ended March 31, 2002, which is included in noninterest income in the Consolidated Statements of Income. During the first quarter of 2002, MICR, Inc. paid $0.9 million in dividends to CIB Marine.

      Accounts receivable includes a $10.9 million receivable from three securities sold at the end of March 2002 which did not settle until April 2002.

      Other investments includes investments in three limited partnerships, which were purchased by CIB Marine in September 1999 from the Borrower. The value of these investments were $2.8 million and $2.6 million at March 31, 2002 and December 31, 2001, respectively, determined using the equity method of accounting. CIB Marine engaged in this transaction primarily to provide the Borrower with cash to meet current obligations to CIB Marine and other lenders. During the first quarter of 2002, the market value of the investments in the partnerships increased by $0.3 million, and CIB Marine received $0.1 million as a return of capital. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities in CIB Marine’s portfolio.

      Other investments at March 31, 2002, also include a $1.6 million investment in the common stock of a closely held information services company, which represents less than a 5% interest in the company. In December 2001, CIB Marine purchased 230,770 shares of the common stock of the company at a public sale from one of its subsidiary banks. The common stock was owned by the Borrower and held as collateral for certain loans made to the Borrower by the subsidiary bank. The proceeds were used by the subsidiary bank to pay off two loans and reduce the principal balance of a third loan. The amount of this investment reflects the purchase price of $1.6 million and is carried at approximately the lower of cost or estimated fair market value. Additional information about the Borrower and its loans from CIB Marine are discussed in “Loans — Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing.”

      Other investments at March 31, 2002, also include investments in two affordable housing partnerships amounting to $1.8 million. CIB Marine engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships will provide affordable housing to low income residents of central Illinois, Wisconsin, Arizona, Indianapolis and other locations. CIB Marine has a commitment to provide an additional $1.2 million to these partnerships over the next ten years.

Deposit Liabilities

      Total deposits increased $284.1 million during the three-month period ended March 31, 2002. This increase was due primarily to a $256.3 million or 14.6% increase in time deposits. The increase in time deposits between these periods was primarily the result of CIB Marine’s promotion of its time deposit products. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 79.0% at March 31, 2002, and 77.5% at December 31, 2001. At March 31, 2002, and December 31, 2001, time deposits of $100,000 or more amounted to $722.8 million and $629.4 million, or 35.8% and 35.8%, of total time deposits, respectively. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $192.6 million, or 9.6% of total time deposits at March 31, 2002, and $166.5 million, or 9.5% of total time deposits at December 31, 2001. Brokered time deposits included in time deposits of $100,000 or more were $173.4 million and $148.9 million at March 31, 2002, and December 31, 2001, respectively.

      At March 31, 2002, noninterest-bearing demand deposits were $161.3 million, interest-bearing demand deposits were $57.1 million, and savings deposits were $319.0 million. These deposits were $148.7 million, $60.7 million and $300.3 million, respectively, at December 31, 2001.

Borrowings

      CIB Marine utilizes various types of borrowings to meet liquidity needs, to fund asset growth and/or when the pricing of these borrowings are more favorable than deposits.

      The following table sets forth information regarding selected categories of borrowings.

	As of March 31, 2002			As of December 31, 2001

			% of Total			% of Total
	Balance	Avg Rate	Borrowings	Balance	Avg Rate	Borrowings

			(Dollars in thousands)
Short-Term Borrowings
Fed funds purchased	$158,565	1.79%	52.99%	$232,119	1.51%	55.02%
Securities sold under repurchase agreements	9,522	2.16	3.18	29,649	1.77	7.03
Treasury, tax and loan note	2,002	1.46	0.67	1,128	1.51	0.27
Federal Home Loan Bank	17,500	3.14	5.85	27,325	2.04	6.48
Commercial paper	678	2.25	0.23	4,677	2.26	1.11
Other borrowings	26,870	3.37	8.98	24,985	3.62	5.92

Total Short-Term Borrowings	215,137	2.11	71.90	319,883	1.75	75.83

Long-Term Borrowings
Federal Home Loan Bank	41,927	6.19	14.01	59,452	5.98	14.09
Fair value adjustment related to hedge	2,165		0.72	2,535		0.60

Total Long-Term FHLB Borrowings	44,092		14.73	61,987		14.69
Guaranteed trust preferred securities	40,000	10.52	13.37	40,000	10.52	9.48

Total Long-Term Borrowings	84,092	8.09	28.10	101,987	7.61	24.17

Total Borrowings	$299,229	3.79%	100.00%	$421,870	3.16%	100.00%

      CIB Marine has a $30.0 million revolving line of credit with a non-affiliated commercial bank collateralized by the common stock of two of its banking subsidiaries. At March 31, 2002, the outstanding balance on this line of credit was $26.9 million. At December 31, 2001, the outstanding balance was $25.0 million.

Guaranteed Trust Preferred Securities

      At March 31, 2002 and December 31, 2001, CIB Marine had $40.0 million outstanding in guaranteed trust preferred securities. CIB Marine issued the guaranteed trust preferred securities through wholly-owned special-purpose trusts. Distributions are cumulative and are payable to the security holders semi-annually at rates ranging from 10.2% to 10.9% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trusts on a subordinated basis. The securities are mandatorily redeemable upon their maturity and are callable, at a premium, which declines ratably to par. Issuance costs incurred in connection with all guaranteed trust preferred securities, net of amortization, were $1.1 million at March 31, 2002, and are included in Other Assets. CIB Marine used the net proceeds to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

Capital

      CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

      The risk-based capital information of CIB Marine at March 31, 2002, and December 31, 2001, is contained in the following table. The capital levels of CIB Marine and its subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth.

	March 31, 2002	December 31, 2001

	(Dollars in thousands)
Risk Weighted Assets (RWA)	$2,886,053	$2,790,669

Average Assets(1)	$3,026,654	$2,818,577

Capital Components
Stockholders’ equity	$248,728	$237,142
Guaranteed trust preferred securities and minority interest	40,133	40,133
Less: Disallowed Intangibles	(11,133)	(11,420)
Less: Unrealized gain on securities	(1,483)	(3,023)

Tier 1 Capital	276,245	262,832
Allowable allowance for loan loss(2)	36,112	34,078

Total Risk Based Capital	$312,357	$296,910

(1)	Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

(2)	The allowance for loan loss is net of the disallowed portion of the allowance for loan loss in excess of 1.25% of risk-weighted assets.

	March 31, 2002

			For Capital
	Actual		Adequacy Purposes

	Amount	Ratio	Amount	Ratio

Total Capital (to RWA)	$312,357	10.82%	$230,884	8.00%
Tier 1 Capital (to RWA)	276,245	9.57	115,442	4.00
Tier 1 Leverage (to Avg Assets)	276,245	9.13	121,066	4.00

	December 31, 2001

			For Capital
	Actual		Adequacy Purposes

	Amount	Ratio	Amount	Ratio

Total Capital (to RWA)	$296,910	10.64%	$223,254	8.00%
Tier 1 Capital (to RWA)	262,832	9.42	111,627	4.00
Tier 1 Leverage (to Avg Assets)	262,832	9.32	112,743	4.00

      For regulatory capital purposes, the guaranteed trust preferred securities qualify as Tier 1 equity capital. For additional information on these securities see “Guaranteed Trust Preferred Securities.” In addition, CIB Marine sold 270,056 shares of its common stock during the first quarter of 2002 in a private placement offering that commenced in February 2002, for proceeds of $6.3 million. During April 2002, an additional 71,716 shares of common stock were sold in this offering for additional proceeds of $1.6 million.

      Each of CIB Marine’s subsidiary banks have sufficient capital to be categorized as well capitalized at March 31, 2002.

Liquidity

      The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, and maturities of borrowings and other obligations in a timely manner. CIB Marine’s Asset/ Liability Management Committee actively manages CIB Marine’s liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits. Additional sources of liquidity include cash and cash equivalents, fed funds, securities sold under agreement to repurchase, advances from the Federal Home Loan Banks, loans held for sale, the sale of securities, and as a contingency, borrowings from the Federal Reserve Bank.

      The following discussion should be read in conjunction with the statements of cash flows for the three months ended March 31, 2002 and 2001, contained in the Consolidated Financial Statements.

      For the three months ended March 31, 2002, net cash provided by operating activities was $4.4 million, as compared to net cash used by operating activities of $3.2 million for the three months ended March 31, 2001. The increase in cash from operating activities was due primarily to an increase in net income adjusted for noncash items, and an increase in the proceeds from the sale of loans net of originations and purchases, as compared to the same period in 2001. For the three months ended March 31, 2002, net cash used in investing activities was $169.5 million, as compared to $71.3 million for the three months ended March 31, 2001. The increase in cash used for investing activities was caused primarily by an increase in the net increase in loans in the first quarter of 2002 when compared to the first quarter of 2001. Net cash provided by financing activities was $168.1 million and $94.9 million for the three-month periods ended March 31, 2002 and 2001, respectively. The increase in cash provided by financing activities was primarily attributable to a increase in cash provided from deposit liabilities, which was partially offset by decreases in cash used for long-term and short-term borrowings.

      CIB Marine was able to meet its liquidity needs during the first quarter of 2002 and expects to meet these needs for the remainder of 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk Sensitivity

      There have been no material changes in the market risks faced by CIB Marine since December 31, 2001. For information regarding CIB Marine’s market risks, refer to its 2001 Annual Report on Form 10-K which is on file with the Securities and Exchange Commission.

      The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2002.

Repricing Interest Rate Sensitivity Analysis

	March 31, 2002

	0-3	4-6	7-12	2-5	Over 5
	Months	Months	Months	Years	Years	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,583,198	$71,272	$141,609	$639,843	$42,746	$2,478,668
Securities	47,415	56,723	105,862	237,477	51,430	498,907
Loans held for sale	29,273	—	—	—	—	29,273
Federal funds sold	27,381	—	—	—	—	27,381

Total interest-earning assets	1,687,267	127,995	247,471	877,320	94,176	3,034,229

Interest-bearing liabilities:
Time deposits	510,673	333,411	509,876	636,255	26,731	2,016,946
Savings and interest-bearing demand deposits	376,162	—	—	—	—	376,162
Short-term borrowings	196,532	310	18,295	—	—	215,137
Long-term borrowings	—	—	—	8,500	35,592	44,092
Guaranteed trust preferred securities	—	—	—	—	40,000	40,000

Total interest-bearing liabilities	$1,083,367	$333,721	$528,171	$644,755	$102,323	$2,692,337

Interest sensitivity GAP (by period)	603,900	(205,726)	(280,700)	232,565	(8,147)	341,892
Interest sensitivity GAP (cumulative)	603,900	398,174	117,474	350,039	341,892	341,892
Adjusted for Derivatives:
Derivatives (notional, by period)	(80,000)	—	—	35,000	45,000	—
Derivatives (notional, cumulative)	(80,000)	(80,000)	(80,000)	(45,000)	—	—
Interest sensitivity GAP (by period)	523,900	(205,726)	(280,700)	267,565	36,853	341,892
Interest sensitivity GAP (cumulative)	523,900	318,174	37,474	305,039	341,892	341,892
Cumulative Gap as a % of Total Assets	16.78%	10.19%	1.20%	9.77%	10.95%

      The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of March 31, 2002, and December 31, 2001.

	Basis point changes

	+200	+100	-100	-200

March 31, 2002
Net Interest Income change over one year	(6.42)%	(4.85)%	5.19%	9.49%

December 31, 2001
Net Interest Income change over one year	(7.61)%	(4.85)%	4.73%	8.35%

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      CIB Marine is not currently involved in any material pending legal proceedings other than litigation of a routine nature which is being defended and handled in the ordinary course of business.

Item 2.     Changes in Securities and Use of Proceeds

      a. Not Applicable.

      b. Not Applicable.

      c. On February 1, 2002, CIB Marine commenced a private placement offering of its common stock at $23.22 per share. CIB Marine sold 270,056 shares in this offering for a total of $6.3 million in the first quarter of 2002 and 71,716 shares for a total of $1.6 million in April 2002.

      This offering was made to a limited number of accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”) and the provisions of Rule 506 of Regulation D under the Act. CIB Marine incurred no commissions or underwriting discounts in this offering.

      d. Not Applicable.

Item 3.     Defaults upon Senior Securities

      Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

      a. Exhibits — None.

      b. Reports on Form 8-K — None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May 2002.

CIB MARINE BANCSHARES, INC.
(Registrant)

/s/ STEVEN T. KLITZING

Steven T. Klitzing
Senior Vice President and
Chief Financial Officer