Form 10-Q
period 2002-06-30
CIB MARINE BANCSHARES INC
filed 2002-08-14
CIK 861955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

         At August 12, 2002 CIB Marine had 18,238,024 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIB MARINE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001

	(Dollars in thousands, except share data)
ASSETS

Cash and cash equivalents:

Cash and due from banks	$45,687	$29,686

Federal funds sold	48,168	29,314

Total cash and cash equivalents	93,855	59,000

Loans held for sale	29,881	34,295

Securities:

Available for sale, at fair value	386,495	322,766

Held to maturity (approximate fair value of $84,946 and $98,759, respectively)	82,501	96,609

Total securities	468,996	419,375

Loans	2,571,589	2,389,482

Less: allowance for loan losses	(41,905)	(34,078)

Net loans	2,529,684	2,355,404

Premises and equipment, net	27,928	27,807

Accrued interest receivable	17,611	16,993

Goodwill and core deposit intangibles, net	10,877	11,418

Foreclosed properties	2,844	3,168

Other assets	48,213	18,029

Total assets	$3,229,889	$2,945,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Noninterest-bearing demand	$182,090	$148,696

Interest-bearing demand	61,267	60,671

Savings	385,429	300,331

Time	1,975,442	1,760,659

Total deposits	2,604,228	2,270,357

Short-term borrowings	262,610	319,883

Accrued interest payable	11,348	11,335

Accrued income taxes	4,254	18

Other liabilities	5,151	4,767

Long-term borrowings	45,201	61,987

Guaranteed trust preferred securities	40,000	40,000

Total liabilities	2,972,792	2,708,347

Stockholders’ equity

Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—

Common stock, $1 par value; 50,000,000 shares authorized, 18,238,024 and 17,876,752 issued and outstanding, respectively	18,238	17,877

Capital surplus	156,773	148,972

Retained earnings	79,234	67,270

Accumulated other comprehensive income, net	2,852	3,023

Total stockholders’ equity	257,097	237,142

Total liabilities and stockholders’ equity	$3,229,889	$2,945,489

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except share data)
Interest and dividend income

Loans	$44,375	$44,682	$86,450	$88,690

Loans held for sale	470	564	862	906

Securities:

Taxable	5,418	5,815	10,509	13,032

Tax-exempt	630	709	1,261	1,477

Dividends	88	71	172	143

Federal funds sold	150	369	341	729

Total interest and dividend income	51,131	52,210	99,595	104,977

Interest expense

Deposits	21,378	26,366	42,031	55,281

Short-term borrowings	1,510	2,327	3,021	4,691

Long-term borrowings	325	692	718	1,327

Guaranteed trust preferred securities	1,062	1,062	2,124	1,900

Total interest expense	24,275	30,447	47,894	63,199

Net interest income	26,856	21,763	51,701	41,778

Provision for loan losses	7,782	3,155	11,763	5,943

Net interest income after provision for loan losses	19,074	18,608	39,938	35,835

Noninterest income

Loan fees	929	818	2,105	1,328

Mortgage banking revenue	1,901	1,899	3,367	3,078

Deposit service charges	828	650	1,594	1,276

Other service fees	95	134	213	244

Other income (loss)	966	(56)	1,461	231

Gain on investment securities, net	992	452	2,096	1,553

Total noninterest income	5,711	3,897	10,836	7,710

Noninterest expense

Compensation and employee benefits	10,172	7,687	19,994	15,554

Equipment	880	744	1,764	1,444

Occupancy and premises	1,454	1,234	2,892	2,471

Professional services	921	472	1,352	856

Advertising/marketing	362	192	765	456

Amortization of intangibles	254	332	541	663

Telephone & data communications	569	328	1,055	648

Other expense	2,700	1,567	4,341	2,825

Total noninterest expense	17,312	12,556	32,704	24,917

Income before income taxes	7,473	9,949	18,070	18,628

Income tax expense	2,364	3,431	6,106	6,386

Net income	$5,109	$6,518	$11,964	$12,242

Earnings per share

Basic	$0.28	$0.37	$0.66	$0.69

Diluted	0.27	0.36	0.65	0.68

Weighted average shares – basic	18,217,578	17,655,639	18,056,383	17,624,959

Weighted average shares – diluted	18,611,380	17,980,441	18,438,739	17,940,886

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock				Accumulated
					Other
		Par	Capital	Retained	Comprehensive
	Shares	Value	Surplus	Earnings	Income	Total

	(Dollars in thousands, except share data)
Balance, December 31, 2000	17,578,135	$17,578	$143,194	$40,353	$2,242	$203,367

Comprehensive income:

Net income	—	—	—	12,242	—	12,242

Other comprehensive income:

Unrealized securities holding gains arising during the period	—	—	—	—	4,917	4,917

Reclassification adjustment for gains included in net income	—	—	—	—	(1,553)	(1,553)

Income tax effect	—	—	—	—	(1,312)	(1,312)

Total Comprehensive Income						14,294

Common stock issuance	287,038	287	5,704	—	—	5,991

Non-cash compensation	—	—	17	—	—	17

Exercise of stock options	1,930	2	28	—	—	30

Balance, June 30, 2001	17,867,103	$17,867	$148,943	$52,595	$4,294	$223,699

Balance, December 31, 2001	17,876,752	$17,877	$148,972	$67,270	$3,023	$237,142

Comprehensive income:

Net income	—	—	—	11,964	—	11,964

Other comprehensive income:

Unrealized securities holding gains arising during the period	—	—	—	—	1,788	1,788

Reclassification adjustment for gains included in net income	—	—	—	—	(2,096)	(2,096)

Income tax effect	—	—	—	—	137	137

Total Comprehensive Income						11,793

Common stock issuance	341,772	342	7,594	—	—	7,936

Exercise of stock options	19,500	19	207	—	—	226

Balance, June 30, 2002	18,238,024	$18,238	$156,773	$79,234	$2,852	$257,097

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

	(Dollars in thousands)
Cash Flows from Operating Activities:

Net income	$11,964	$12,242

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Deferred loan fee amortization	(5,503)	(3,558)

Depreciation and other amortization	2,590	1,018

Non-cash compensation	—	17

Provision for loan losses	11,763	5,943

Originations of loans held for sale	(101,125)	(104,081)

Purchases of loans held for sale	(335,157)	(296,811)

Proceeds from sale of loans held for sale	441,054	396,955

Deferred tax expense (benefit)	(4,174)	4,972

Loss on the sale of other assets	137	421

Gain on sale of securities	(2,096)	(1,553)

(Increase) decrease in interest receivable and other assets	(1,817)	212

Increase in interest payable and other liabilities	397	2,268

Net cash provided by operating activities	18,033	18,045

Cash Flows from Investing Activities:

Maturities of securities available for sale	106,587	840,346

Maturities of securities held to maturity	13,100	49,608

Purchase of securities available for sale	(195,845)	(740,222)

Purchase of securities held to maturity	(3,707)	(25,897)

Proceeds from sales of securities available for sale	63,565	38,058

Repayments of mortgage backed securities held to maturity	4,858	2,804

Repayments of mortgage backed securities available for sale	28,867	10,053

Purchase of mortgage backed securities available for sale	(84,893)	(73,826)

Net increase in other equities (including FHLB stock)	(660)	—

Net decrease in limited partnership investments	314	175

Net increase in loans	(181,345)	(232,411)

Proceeds from sale of foreclosed properties	992	1,265

Capital expenditures	(1,251)	(2,985)

Net cash used in investing activities	(249,418)	(133,032)

Cash Flows from Financing Activities:

Increase in deposits	332,918	26,871

Proceeds from long-term borrowings	—	27,754

Repayments of long-term borrowings	(67)	—

Proceeds from issuance of guaranteed trust preferred securities	—	14,550

Proceeds from issuance of common stock	7,936	5,991

Proceeds from stock options exercised	226	30

Net increase (decrease) in short-term borrowings	(74,773)	45,251

Net cash provided by financing activities	266,240	120,447

Net increase in cash and cash equivalents	34,855	5,460

Cash and cash equivalents, beginning of period	59,000	52,683

Cash and cash equivalents, end of period	$93,855	$58,143

Supplemental Cash Flow Information:

Cash paid during the period for:

Interest	$47,881	$64,021

Income taxes	9,722	2,060

Supplemental Disclosures of Noncash Activities:

Transfer of loans to foreclosed properties	805	1,632

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2001 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the three and six-month periods ended June 30, 2002 and 2001. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year.

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

         Reclassifications have been made to certain amounts as of December 31, 2001 and for the three and six-month periods ended June 30, 2001, to be consistent with classifications for 2002.

Note 2 — Earnings Per Share Computations

         The following provides a reconciliation of basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except share data)
Net Income	$5,109	$6,518	$11,964	$12,242

Weighted average shares outstanding:

Basic	18,217,578	17,655,639	18,056,383	17,624,959

Effect of dilutive stock options outstanding	393,802	324,802	382,356	315,927

Diluted	18,611,380	17,980,441	18,438,739	17,940,886

Earnings Per Share

Basic	$0.28	$0.37	$0.66	$0.69

Effect of dilutive stock options outstanding	(0.01)	(0.01)	(0.01)	(0.01)

Diluted	$0.27	$0.36	$0.65	$0.68

CIB MARINE BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Long-term Borrowings

         The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings at June 30, 2002 and December 31, 2001.

	June 30, 2002		December 31, 2001
					Scheduled	Callable @
	Balance	Rate	Balance	Rate	Maturity	Par After

	(Dollars in thousands)
	$—	—%	$7,500	5.45%	1/16/03	N/A

	—	—	2,500	5.45	1/16/03	N/A

	—	—	7,500	5.51	2/08/03	N/A

	—	—	67	5.76	4/26/03	N/A

	3,500	5.12	3,500	5.12	5/01/04	N/A

	5,000	5.12	5,000	5.12	5/01/04	N/A

	3,250	4.95	3,250	4.95	1/16/08	1/16/01

	2,500	4.95	2,500	4.95	1/16/08	1/16/01

	2,000	4.95	2,000	4.95	1/16/08	1/16/01

	2,000	5.09	2,000	5.09	2/20/08	2/20/01

	23,720	7.07	23,635	7.07	6/30/08	N/A

	41,970	6.19%	59,452	5.98%

Fair value adjustment related to hedge	3,231		2,535

Total	$45,201		$61,987

         CIB Marine is required to maintain qualifying collateral as security for these borrowings. The debt to collateral ratio cannot exceed 60%. CIB Marine had collateral of $145.2 million and $93.4 million at June 30, 2002, and December 31, 2001, respectively. As of June 30, 2002, this collateral consisted of securities with a fair market value of $94.0 million and 1-4 family residential mortgages not more than 90 days delinquent of $51.2 million. During the March 31, 2002 quarter, $17.5 million of long-term borrowings were reclassified to short-term borrowings because their due dates were less than one year.

Note 4 — Stock Option Activity

         The following is a reconciliation of stock option activity for the six months ended June 30, 2002.

			Weighted
	Number of	Range of Option	Average
	Shares	Prices Per Share	Exercise Price

Shares under option December 31, 2001	1,657,643	$4.95 – $22.89	$15.8093

Granted	10,932	23.22 – 23.66	23.5820

Lapsed or surrendered	(18,028)	16.79 – 22.89	20.3475

Exercised	(19,500)	4.95 – 4.95	4.9500

Shares under option June 30, 2002	1,631,047	$4.95 – $23.66	$15.9411

Shares exercisable at June 30, 2002	794,988	$4.95 - $20.13	$12.5499

CIB MARINE BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 — Derivative and Hedging Activities

         CIB Marine had eight interest rate swaps outstanding as of June 30, 2002, which are being utilized to hedge the fair value of financial instruments in the balance sheet. The financial instruments being hedged include $25.0 million in callable negotiable certificates of deposit, $65.0 million in non-callable certificates of deposit and a $25.0 million FHLB Advance. The final maturity, interest payment dates and option features, where applicable, are matched between the swaps and the certificates of deposit or the FHLB Advance. The interest rate swaps are floating pay-fixed receive instruments and, as such, effectively convert the fixed rate payments on the financial instruments to a floating rate and hedge their fair value from changes in interest rates. These swaps are accounted for as fair value hedges under Statement of Financial Accounting Standard (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Market value changes in the derivatives and the hedged liabilities during the period are reflected in the income statement.

         CIB Marine’s mortgage banking activities include the issuance of commitments to extend or purchase mortgage loans to be held for sale with interest rate locks and the utilization of conditional forward contracts to hedge the changes in fair value of these loan commitments due to changes in interest rates. CIB Marine does not formally designate a hedging relationship under SFAS 133 between these loan commitments and the conditional forward contracts. CIB Marine is in a short position with the conditional forward contracts whereby CIB Marine agrees to sell a residential mortgage loan at a pre-established price at some future date, which is used to hedge exposure to changes in the prices of residential mortgage loans from the time CIB Marine issues the loan commitments to the time the loan sale actually occurs. Residential mortgage loans held for sale are primarily those originated or purchased by CIB Marine in its mortgage banking activities and, from the time a residential mortgage loan held for sale is originated or purchased, CIB Marine uses forward contracts to hedge the changes in the fair market value of such loans due to changes in interest rates and designates a hedging relationship under SFAS 133. The notional amount of forward contracts outstanding varies and is a function of the balance of current loans held for sale and commitments to extend mortgage loans to be held for sale. At June 30, 2002, CIB Marine had $215.2 million in forward sale agreements outstanding with a fair market value of approximately $(1.2) million, and $185.1 million outstanding in commitments to extend mortgage loans with interest rate locks with a fair market value of approximately $0.8 million. Market value changes during the period are reflected in other noninterest income in the income statement.

         In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent compensation in addition to interest. The contingent compensation is typically based upon, or determined by, the financial performance of the borrower. At June 30, 2002, CIB Marine determined these agreements did not to have any fair value.

Note 6 – Goodwill and Other Intangible Assets

         On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001, are grandfathered effective January 1, 2002. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Intangible assets with definite lives will continue to be amortized. SFAS 142 also requires an evaluation of intangible assets and their useful lives, and a transitional impairment test for goodwill and certain intangible assets. CIB Marine adopted SFAS 142 on January 1, 2002, and has performed its transitional impairment tests in the quarter ending June 30, 2002. There was no impairment of goodwill or other intangible assets at June 30, 2002.

CIB MARINE BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

         CIB Marine’s intangible asset values at June 30, 2002 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Intangible

	(Dollars in thousands)
Amortizing intangible assets

Core deposits	$3,959	$2,392	$1,567

Branch acquisition goodwill	9,840	2,144	7,696

Mortgage servicing rights	24	7	17

Total amortizing intangible assets	$13,823	$4,543	$9,280

Unamortizing intangible assets - whole-bank acquisition goodwill			1,614

Total intangibles (net)			$10,894

         The current and estimated amortization expense is as follows:

Aggregate amortization expense For the six months ended 6/30/02	$541

Estimated amortization expense For the remainder of 2002	542

For the year ended 12/31/03	1,033

For the year ended 12/31/04	903

For the year ended 12/31/05	831

For the year ended 12/31/06	831

         In accordance with SFAS 142, CIB Marine discontinued the amortization of goodwill related to its whole-bank acquisitions and continues to amortize core deposit intangibles with definite lives and goodwill related to its branch acquisitions. A reconciliation of previously reported net income adjusted for the discontinuance of the amortization of the goodwill related to whole-bank acquisitions is as follows:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except share data)
Net income:

Net income as reported	$5,109	$6,518	$11,964	$12,242

Add back: discontinued goodwill amortization	N/A	44	N/A	88

Adjusted net income	$5,109	$6,562	$11,964	$12,330

Basic earnings per share:

Reported basic earnings per share	$0.28	$0.37	$0.66	$0.69

Add back: discontinued goodwill amortization per share	—	—	—	0.01

Adjusted basic earnings per share	$0.28	$0.37	$0.66	$0.70

Diluted earnings per share:

Reported diluted earnings per share	$0.27	$0.36	$0.65	$0.68

Add back: discontinued goodwill amortization per share	—	—	—	0.01

Adjusted diluted earnings per share	$0.27	$0.36	$0.65	$0.69

CIB MARINE BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 – Significant Nonaccrual Loans to One Borrower

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

         At June 30, 2002, the outstanding lending commitment to the Borrower and its related interests, including lines of credit which have not been fully drawn, was approximately $61.0 million, and the aggregate principal amount actually drawn and outstanding was approximately $52.2 million. A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower’s approximately 84% interest in, a closely held steel company (the “Steel Company”). In order to protect its interest in the stock of the Steel Company, on April 11, 2002, CIB Marine gave notice of a public sale of the Steel Company stock to occur on April 26, 2002. On April 24, 2002, the Borrower filed a lawsuit against CIB Marine and certain of its officers seeking damages and to rescind the Borrower’s pledge of the Steel Company’s stock as collateral. The Borrower also requested that the court enter a temporary restraining order preventing the sale. On April 25, 2002, the court denied the temporary restraining order and the Borrower filed for bankruptcy reorganization to prevent the sale. CIB Marine has filed an action to lift the bankruptcy stay to sell the Borrower's interest in the Steel Company and intends to take appropriate action to protect its collateral position and collect the amount owed. Additional information about the borrower and its loans from CIB Marine are discussed in Item 2 in “Loans-Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing.”

Note 8 – Recent Accounting Pronouncements

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Under previous accounting guidance, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 spreads out the reporting of expenses by companies related to exit, disposal or restructuring activities initiated after December 31, 2002 because a company's commitment to a plan to exit an activity, dispose of long-lived assets or restructure will no longer be the determining factor of when to record a liability for the anticipated costs. Instead, companies will record exit, disposal or restructuring costs when such costs are incurred and can be measured at fair value, and then adjust the recorded liability for changes in estimated cash flows. Under SFAS 146, some of these costs might qualify for immediate recognition, others might not be recorded until incurred in some later period. The future impact to CIB Marine will be determined by any future activities in these areas. CIB Marine does not currently have plans in any of these areas, but has occasionally conducted these types of activities in the past.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis presents CIB Marine’s consolidated financial condition as of June 30, 2002 and results of operations for the three and six months ended June 30, 2002. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report as well as CIB Marine’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         On September 17, 2001, CIB Marine acquired Citrus Financial Services, Inc., a one-bank holding company headquartered in Vero Beach, Florida through a merger transaction. Each share of Citrus Financial was exchanged for .4634 shares of CIB Marine common stock. CIB Marine issued 669,263 shares of voting common stock to shareholders of Citrus Financial and paid cash of $0.2 million to dissenters and for fractional shares. The merger was accounted for as a pooling of interests. All prior periods have been restated to include financial information of Citrus Financial as if CIB Marine had always been combined with Citrus Financial.

FORWARD-LOOKING STATEMENTS

         CIB Marine has made statements in this report and documents that are incorporated by reference that constitute “forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,’’ “project,’’ “are confident,’’ “should be,’’ “will be,’’ “predict,’’ “believe,’’ “plan,’’ “expect,’’ “estimate,’’ “anticipate’’ and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.

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

RESULTS OF OPERATIONS

   Overview

         CIB Marine’s net income decreased $1.4 million, or 21.6%, from $6.5 million in the second quarter of 2001 to $5.1 million in the second quarter of 2002. The decrease in net income is primarily the result of a $4.6 million pre-tax increase in the provision for loan losses, or approximately $2.6 million after tax. The increase in the provision for loan losses is due primarily to an increase in loan charge-offs and nonperforming loans. Additional information about nonperforming loans is discussed in Item 2 "Loans-Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing." Net income for the second quarter of 2002 includes a $0.6 million gain, net of taxes, on the sale of investment securities compared to $0.3 million for the same period in 2001.

         Diluted earnings per share decreased $0.09, or 25.0%, from $0.36 for the second quarter of 2001 to $0.27 for the second quarter of 2002. The return on average assets was 0.64% in the second quarter of 2002 as compared to 1.00% in the second quarter of 2001. The return on average equity was 8.01% in the second quarter of 2002, as compared to 12.09% in the second quarter of 2001.

         CIB Marine’s net income decreased $0.2 million, or 2.3%, from $12.2 million for the six-month period ended June 30, 2001 to $12.0 million for the six-month period ended June 30, 2002. The decrease in net income is primarily the result of a $5.9 million pre-tax increase in the provision for loan losses, or approximately $3.5 million after tax. The increase in the provision for loan losses is due primarily to an increase in loan charge-offs and nonperforming loans. Additional information about nonperforming loans is discussed in Item 2 "Loans-Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing." Net income for the six-month period ended June 30, 2002 includes a $1.3 million gain, net of taxes, on the sale of investment securities compared to $0.9 million for the same period in 2001.

         Diluted earnings per share decreased $0.03, or 4.4%, from $0.68 for the six months ended June 30, 2001 to $0.65 for the six months ended June 30, 2002. The return on average assets was 0.78% for the six-month period ended June 30, 2002 as compared to 0.96% for the six-month period ended June 30, 2001. The return on average equity was 9.69% for the six-month period ended June 30, 2002, as compared to 11.62% for the six-month period ended June 30, 2001.

         The following table provides an overview of CIB Marine's recent growth. The table indicates the percentage increase in the average balance sheet or income statement items represented from the three and six-month periods ended June 30, 2001 to the comparable periods ended June 30, 2002.

	Quarter Ended	Six Months Ended
	June 30, 2002	June 30, 2002
	vs. June 30, 2001	vs. June 30, 2001

Selected Average Balance Sheet Items:

Total loans, including held for sale	25.08%	27.09%

Total interest-earning assets	23.34	21.82

Total assets	22.21	20.81

Total deposits	24.05	19.89

Total interest-bearing liabilities	22.81	21.41

	Quarter Ended	Six Months Ended
	June 30, 2002	June 30, 2002
	vs. June 30, 2001	vs. June 30, 2001

Selected Income Statement Items:

Net interest income after provision for loan losses (TE)	2.85%	11.34%

Noninterest income	46.55	40.54

Noninterest expense	37.88	31.25

Net income	(21.62)	(2.27)

Diluted earnings per share	(25.00)	(4.41)

(TE) Tax-equivalent basis at 35%

         CIB Marine’s growth has been largely attributable to the implementation of its business strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel and expanding in both new and existing markets. During the first six months of 2002, CIB Marine established two new branch facilities. During 2001, CIB Marine established four new branch facilities and acquired Citrus Financial Services, Inc., including its banking subsidiary Citrus Bank, which at the time had total assets of $84.2 million and three banking facilities located along central Florida’s Atlantic coast. CIB Marine has raised a significant portion of the capital necessary to facilitate this growth through the sale of its common stock in private placement offerings and through the issuance of guaranteed trust preferred securities, which qualify as Tier 1 Capital for regulatory purposes. During the first six months of 2002, CIB Marine raised $7.9 million and during the first six months of 2001 CIB Marine raised $6.0 million, through the sale of common stock. In addition, CIB Marine raised $14.6 million in the first six months of 2001 through the issuance of guaranteed trust preferred securities. CIB Marine had 51 banking facilities and 791 full-time equivalent employees at June 30, 2002, as compared to 45 banking facilities and 693 full-time equivalent employees at June 30, 2001.

         The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the Quarter Ended		At or for the Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Dollars in thousands, except share data)
Selected Statement of Income Data:

Interest and dividend income	$51,131	$52,210	$99,595	$104,977

Interest expense	24,275	30,447	47,894	63,199

Net interest income	26,856	21,763	51,701	41,778

Provision for loan losses	7,782	3,155	11,763	5,943

Net interest income after provision for loan losses	19,074	18,608	39,938	35,835

Noninterest income (1)	5,711	3,897	10,836	7,710

Noninterest expense	17,312	12,556	32,704	24,917

Income before income taxes	7,473	9,949	18,070	18,628

Income tax expense	2,364	3,431	6,106	6,386

Net income	$5,109	$6,518	$11,964	$12,242

Common Share Data:

Basic earnings per share	$0.28	$0.37	$0.66	$0.69

Diluted earnings per share	0.27	0.36	0.65	0.68

Dividends	—	—	—	—

Book value per share	$14.10	$12.52	$14.10	$12.52

Weighted average shares outstanding – basic	18,217,578	17,655,639	18,056,383	17,624,959

Weighted averages shares outstanding – diluted	18,611,380	17,980,441	18,438,739	17,940,886

Financial Condition Data:

Total assets	$3,229,889	$2,602,178	$3,229,889	$2,602,178

Loans, including held for sale	2,601,470	2,085,271	2,601,470	2,085,271

Securities	468,996	410,181	468,996	410,181

Deposits	2,604,228	2,068,056	2,604,228	2,068,056

Borrowings, including guaranteed trust preferred securities	347,811	292,797	347,811	292,797

Stockholders’ equity	257,097	223,698	257,097	223,698

Financial Ratios and Other Data:

Performance ratios:

Net interest margin (2)	3.52%	3.52%	3.49%	3.44%

Net interest spread (3)	3.10	2.90	3.07	2.79

Noninterest income to average assets (4)	0.59	0.53	0.57	0.48

Noninterest expense to average assets	2.18	1.93	2.12	1.95

Efficiency ratio (5)	53.98	49.00	53.29	51.05

Return on average assets (6)	0.64	1.00	0.78	0.96

Return on average equity (7)	8.01	12.09	9.69	11.62

Asset quality ratios:

Nonaccrual loans, restructured and 90 days or more past due and still accruing loans to total loans, including held for sale	2.20%	0.87%	2.20%	0.87%

Nonperforming assets and 90 days or more past due and still accruing loans to total assets	1.86	0.76	1.86	0.76

Allowance for loan losses to total loans, including held for sale	1.61	1.37	1.61	1.37

Allowance for loan losses to nonaccrual, restructured and 90 days or more past due and still accruing loans	73.21	156.75	73.21	156.75

Net charge-offs annualized to average total loans, including average held for sale	0.50	0.16	0.32	0.14

Capital Ratios:

Total equity to total assets	7.96%	8.60%	7.96%	8.60%

Total risk-based capital ratio	10.61	10.64	10.61	10.64

Tier 1 risk-based capital ratio	9.36	9.42	9.36	9.42

Leverage capital ratio	8.94	9.32	8.94	9.32

Other Data:

Number of employees (full time equivalent)	791	693	791	693

Number of banking facilities	51	45	51	45

(1)	Noninterest income includes pre-tax gains on investment securities of $1.0 million for the quarter ended June 30, 2002, $0.5 million for the quarter ended June 30, 2001, $2.1 million for the six months ended June 30, 2002 and $1.6 million for the six months ended June 30, 2001.

(2)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

(3)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Annualized noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income excluding gains and losses on securities.

(6)	Return on average assets is annualized net income divided by average total assets.

(7)	Return on average equity is annualized net income divided by average common equity.

Net Interest Income

         The following table sets forth information regarding average balances, interest income and interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories as applicable. The table expresses interest income on a tax equivalent (TE) basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these assets. The tax equivalent adjustment was based on CIB Marine’s effective federal income tax rate of 35%.

	Quarter Ended June 30,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost

	(Dollars in thousands)
ASSETS

Interest-earning assets (TE):

Securities:

Taxable	$464,103	$5,506	4.76%	$389,650	$5,886	6.06%

Tax-exempt	57,788	997	6.92	57,154	1,090	7.65

Total securities	521,891	6,503	5.00	446,804	6,976	6.26

Loans (1) (2):

Commercial and agricultural	2,475,166	43,505	7.05	1,955,039	43,291	8.88

Real estate	53,928	871	6.48	52,728	1,083	8.24

Installment and other consumer	6,724	128	7.64	16,452	346	8.44

Total loans	2,535,818	44,504	7.04	2,024,219	44,720	8.86

Federal funds sold	30,015	150	2.00	29,528	369	5.01

Loans held for sale	29,261	470	6.44	26,575	564	8.51

Total interest-earning assets (TE)	3,116,985	51,627	6.64	2,527,126	52,629	8.35

Noninterest-earning assets

Cash and due from banks	29,153			24,271

Premises and equipment	27,919			26,039

Allowance for loan losses	(38,728)			(27,669)

Accrued interest receivable and other assets	48,221			55,213

Total noninterest-earning assets	66,565			77,854

Total assets	$3,183,550			$2,604,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Deposits:

Interest-bearing demand deposits	$58,194	$150	1.03%	$54,440	$314	2.31%

Money market	243,428	1,213	2.00	243,340	2,467	4.07

Other savings deposits	102,929	582	2.27	45,233	330	2.93

Time deposits	1,993,886	19,433	3.91	1,589,652	23,255	5.87

Total interest-bearing deposits	2,398,437	21,378	3.58	1,932,665	26,366	5.47

Borrowings – short-term	267,012	1,510	2.27	207,202	2,327	4.50

Borrowings – long-term	44,126	325	2.95	58,977	692	4.71

Guaranteed trust preferred securities	40,000	1,062	10.65	40,000	1,062	10.65

Total borrowed funds	351,138	2,897	3.31	306,179	4,081	5.35

Total interest-bearing liabilities	2,749,575	24,275	3.54	2,238,844	30,447	5.45

Noninterest-bearing liabilities:

Noninterest-bearing demand deposits	159,483			129,372

Accrued interest and other liabilities	18,676			20,539

Total noninterest-bearing liabilities	178,159			149,911

Stockholders’ equity	255,816			216,225

Total liabilities and stockholders’ equity	$3,183,550			$2,604,980

Net interest income (TE) and interest rate spread (3)		$27,352	3.10%		$22,182	2.90%

Net interest margin (TE) (4)			3.52%			3.52%

(TE)	Tax-equivalent basis of 35%

(1)	Loan balance totals include nonaccrual loans.

(2)	Interest earned on loans include amortized loan fees of $2.5 million and $2.0 million for the quarters ended June 30, 2002 and 2001, respectively.

(3)	Net interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(4)	Net interest margin is the ratio of the net interest income, on a tax-equivalent basis, to average earning assets.

	Six Months Ended June 30,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost

	(Dollars in thousands)
ASSETS

Interest-earning assets (TE):

Securities:

Taxable	$431,959	$10,681	4.99%	$429,741	$13,175	6.18%

Tax-exempt	57,780	1,999	6.98	59,816	2,272	7.66

Total securities	489,739	12,680	5.22	489,557	15,447	6.36

Loans (1) (2):

Commercial and agricultural	2,430,148	84,524	7.01	1,889,917	85,739	9.15

Real estate	55,500	1,842	6.69	53,453	2,280	8.60

Installment and other consumer	7,087	279	7.94	17,238	749	8.76

Total loans	2,492,735	86,645	7.01	1,960,608	88,768	9.13

Federal funds sold	35,651	341	1.93	27,411	729	5.36

Loans held for sale	25,701	862	6.76	20,971	906	8.71

Total interest-earning assets (TE)	3,043,826	100,528	6.66	2,498,547	105,850	8.54

Noninterest-earning assets

Cash and due from banks	28,987			23,651

Premises and equipment	27,873			25,462

Allowance for loan losses	(37,358)			(26,483)

Accrued interest receivable and other assets	47,743			53,996

Total noninterest-earning assets	67,245			76,626

Total assets	$3,111,071			$2,575,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Deposits:

Interest-bearing demand deposits	$58,075	$296	1.03%	$52,704	$632	2.42%

Money market	244,140	2,308	1.91	225,443	5,100	4.56

Other savings deposits	82,582	874	2.13	43,936	666	3.06

Time deposits	1,943,411	38,553	4.00	1,620,437	48,883	6.08

Total interest-bearing deposits	2,328,208	42,031	3.64	1,942,520	55,281	5.74

Borrowings – short-term	275,665	3,021	2.21	185,326	4,691	5.10

Borrowings – long-term	46,690	718	3.10	52,548	1,327	5.09

Guaranteed trust preferred securities	40,000	2,124	10.71	35,691	1,900	10.74

Total borrowed funds	362,355	5,863	3.26	273,565	7,918	5.84

Total interest-bearing liabilities	2,690,563	47,894	3.59	2,216,085	63,199	5.75

Noninterest-bearing liabilities:

Noninterest-bearing demand deposits	153,820			127,794

Accrued interest and other liabilities	17,780			18,896

Total noninterest-bearing liabilities	171,600			146,690

Stockholders’ equity	248,908			212,398

Total liabilities and stockholders’ equity	$3,111,071			$2,575,173

Net interest income (TE) and interest rate spread (3)		$52,634	3.07%		$42,651	2.79%

Net interest margin (TE) (4)			3.49%			3.44%

(TE)	Tax-equivalent basis of 35%

(1)	Loan balance totals include nonaccrual loans.

(2)	Interest earned on loans include amortized loan fees of $4.9 million and $3.6 million for the six-months ended June 30, 2002 and 2001, respectively.

(3)	Net interest rate spread is the net of the average rate on interest-earning assets and interest-bearing liabilities.

(4)	Net interest margin is the ratio of the net interest income, on a tax-equivalent basis, to average earning assets.

         Net interest income on a tax-equivalent basis increased $5.2 million, or 23.3%, from $22.2 million for the second quarter of 2001 to $27.4 million for the second quarter of 2002. Net interest income on a tax-equivalent basis increased $10.0 million, or 23.4% from $42.7 million for the first six months of 2001 to $52.6 million for the same period in 2002. The increase in net interest income was primarily volume related as CIB Marine’s average interest-earning assets grew by $589.9 million, or 23.3%, from the second quarter of 2001 to the second quarter of 2002, and $545.3 million, or 21.8% from the first six months of 2001 to the first six months of 2002. The principal source of this growth occurred in CIB Marine’s commercial business loans and commercial real estate loans. Asset growth was primarily funded by increases in deposit liabilities, as well as FHLB borrowings, fed funds, and other borrowings.

         CIB Marine’s interest rate spread increased 20 basis points from 2.90% for the quarter ended June 30, 2001, to 3.10% for the quarter ended June 30, 2002. CIB Marine’s net interest margin remained constant at 3.52% for both the quarter ended June 30, 2001 and the quarter ended June 30, 2002. CIB Marine’s interest rate spread increased 28 basis points from 2.79% for the six months ended June 30, 2001 to 3.07% for the six months ended June 30, 2002. CIB Marine’s net interest margin increased 5 basis points from 3.44% for the six-month period ended June 30, 2001, to 3.49% for the six-month period ended June 30, 2002.

         The following table presents an analysis of changes in net interest income on a tax-equivalent basis resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

	Quarter Ended June 30, 2002 Compared to				Six Months Ended June 30, 2002 Compared to

	Quarter Ended June 30, 2001 (1)				Six Months Ended June 30, 2001 (1)

	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change

	(Dollars in thousands)
Interest Income (TE)

Securities — taxable	$1,010	$(1,390)	$(380)	(6.46)%	$68	$(2,562)	$(2,494)	(18.93)%

Securities — tax-exempt	11	(104)	(93)	(8.49)	(76)	(197)	(273)	(12.01)

Total securities	1,021	(1,494)	(473)	(6.77)	(8)	(2,759)	(2,767)	(17.91)

Commercial and agricultural	10,179	(9,965)	214	0.49	21,360	(22,575)	(1,215)	(1.42)

Real estate	23	(235)	(212)	(19.58)	84	(522)	(438)	(19.21)

Installment and other consumer	(187)	(31)	(218)	(63.01)	(405)	(65)	(470)	(62.75)

Total loans (including fees)	10,015	(10,231)	(216)	(0.48)	21,039	(23,162)	(2,123)	(2.39)

Federal funds sold	6	(225)	(219)	(59.35)	174	(562)	(388)	(53.22)

Loans held for sale	53	(147)	(94)	(16.67)	182	(226)	(44)	(4.86)

Total Interest Income (TE)	11,095	(12,097)	(1,002)	(1.90)	21,387	(26,709)	(5,322)	(5.03)

Interest Expense

Interest-bearing demand deposits	21	(185)	(164)	(52.23)	58	(394)	(336)	(53.16)

Money market	—	(1,254)	(1,254)	(50.83)	392	(3,184)	(2,792)	(54.75)

Other savings deposits	341	(89)	252	76.36	454	(246)	208	31.23

Time deposits	5,061	(8,883)	(3,822)	(16.44)	8,516	(18,846)	(10,330)	(21.13)

Total deposits	5,423	(10,411)	(4,988)	(18.92)	9,420	(22,670)	(13,250)	(23.97)

Borrowings – short term	548	(1,365)	(817)	(35.11)	1,688	(3,358)	(1,670)	(35.60)

Borrowings – long term	(148)	(219)	(367)	(53.03)	(135)	(474)	(609)	(45.89)

Guaranteed trust preferred securities	—	—	—	—	229	(5)	224	11.79

Total borrowed funds	400	(1,584)	(1,184)	(29.01)	1,782	(3,837)	(2,055)	(25.95)

Total Interest Expense	5,823	(11,995)	(6,172)	(20.27)	11,202	(26,507)	(15,305)	(24.22)

Net Interest Income (TE)	$5,272	$(102)	$5,170	23.31%	$10,185	$(202)	$9,983	23.41%

(TE)		Tax-equivalent basis of 35%

(1)	–	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Noninterest Income

         The following table presents the significant components or our noninterest income.

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Noninterest income

Loan fees	$929	$818	$2,105	$1,328

Mortgage banking revenue	1,901	1,899	3,367	3,078

Deposit service charges	828	650	1,594	1,276

Other service fees	95	134	213	244

Other income (loss)	966	(56)	1,461	231

Gain on investment securities, net	992	452	2,096	1,553

Total noninterest income	$5,711	$3,897	$10,836	$7,710

         Noninterest income increased $1.8 million, or 46.5%, from $3.9 million in the second quarter of 2001 to $5.7 million in the second quarter 2002. This increase was primarily due to increases in deposit service charges, other income and gains on investment securities.

         Deposit service charges increased $0.2 million, or 27.3% from $0.6 million in the second quarter of 2001 to $0.8 million in the second quarter of 2002. This increase is primarily the result of an 11.2% increase in the number of deposit accounts serviced by us from June 30, 2001 to June 30, 2002.

         Other income increased $1.1 million, from a loss of $0.1 million in the second quarter of 2001, to $1.0 million in the second quarter of 2002. The increase in other income was due primarily to a $1.2 million increase in income related to our investment in three limited partnerships. During the second quarter of 2002, the market value of the investments in the partnerships increased by $0.3 million and CIB Marine received $0.2 million as a return of capital, and $0.2 million in gains on the sale of assets. During the second quarter of 2001, the market value of the investments in the partnership decreased by $0.5 million. Additional information about these limited partnerships is included in “Other Assets”.

         Securities gains increased $0.5 million, or 119.2%, from $0.5 million in the second quarter of 2001 to $1.0 million in the second quarter of 2002. CIB Marine repositioned its securities portfolio through sales and maturities after market rate decreases.

         Our noninterest income increased $3.1 million, or 40.5%, from $7.7 million for the six-months ended June 30, 2001 to $10.8 million for the six-months ended June 30, 2002. The increase in noninterest income from 2001 to 2002 was primarily the result of a $1.2 million, or 532.8%, increase in other noninterest income, a $0.8 million, or 58.5%, increase in loan fees, an increase of $0.5 million in securities gains, and a $0.3 million, or 24.9%, increase in deposit service charges. The increase in other noninterest income was due primarily to a $1.2 million increase in income related to our investment in three limited partnerships and a $0.3 million increase in income before income tax from MICR, Inc. operations. The increase in loan fees was due primarily to the receipt of a $0.3 million loan syndication fee, fees received from a borrower due to non-compliance with loan requirements and an increase in letter of credit fees received during 2002. The increase in deposit service charges is primarily the result of an 11.2% increase in the number of deposit accounts serviced by us from June 30, 2001 to June 30, 2002.

c

Noninterest Expense

         The following table presents the significant components of our noninterest expense.

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Noninterest expense

Compensation and employee benefits	$10,172	$7,687	$19,994	$15,554

Equipment	880	744	1,764	1,444

Occupancy and premises	1,454	1,234	2,892	2,471

Professional services	921	472	1,352	856

Advertising/marketing	362	192	765	456

Amortization of intangibles	254	332	541	663

Telephone & data communications	569	328	1,055	648

Other expense	2,700	1,567	4,341	2,825

Total noninterest expense	$17,312	$12,556	$32,704	$24,917

         Total noninterest expense increased $4.8 million, or 37.9%, from $12.6 million in the second quarter of 2001 to $17.3 million in the second quarter of 2002. The increase was primarily the result of our growth, including internal growth and the opening of new branch facilities.

         Compensation and employee benefits expense is the largest component of our noninterest expense and represented 58.8% of total noninterest expense for the second quarter of 2002 compared to 61.2% for the second quarter of 2001. Compensation and employee benefits expense increased $2.5 million, or 32.3%, from $7.7 million in the second quarter of 2001, to $10.2 million in the second quarter of 2002. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, the hiring of additional management personnel and increases in the salaries of existing personnel. Excluding employees of MICR, Inc., the total number of full-time equivalent employees increased 14.1% from 658 at June 30, 2001 to 751 at June 30, 2002. Compensation and employee benefits related to employees of MICR, Inc. are not included in compensation and employee benefits expense because MICR, Inc. is accounted for on the equity method.

         Equipment, occupancy and premises expense increased $0.3 million, or 17.9%, from $2.0 million in the second quarter of 2001 to $2.3 million in the second quarter of 2002. Telephone and data communications expense increased $0.2 million, or 73.4%, from $0.3 million in the second quarter of 2001 to $0.5 million in the second quarter of 2002. The increases in these expenditures were primarily attributable to the addition of banking facilities and increases in the number of full-time equivalent employees and the number of customers served by CIB Marine.

         Professional services expense increased $0.5 million, or 95.6%, from $0.5 million in the second quarter of 2001 to $0.9 million in the second quarter of 2002. The increase in other professional services expense was due primarily to increases in legal and other professional expenses principally related to various loan and loan collection activities.

         Other noninterest expense increased $1.1 million, or 72.2%, from $1.6 million in the first quarter of 2001 to $2.7 million in the second quarter of 2002. The increase in other noninterest expense included a $0.4 million loss related to an investment in low income housing tax credit partnerships and a $0.1 increase in collection expenses. Also contributing to the increase in noninterest expense in the second quarter of 2002 were increases in underwriting, appraisal, recording and filing fees, and other closing expenses resulting from the increase in residential mortgage volume.

         Our efficiency ratio was 54.0% for the second quarter of 2002, compared to 49.0% for the second quarter 2001. Total noninterest expense as a percentage of average assets was 2.2% for the second quarter of 2002 and 1.9% for the second quarter of 2001.

         Total noninterest expense increased $7.8 million, or 31.3%, from $24.9 million for the six-months ended June 30, 2001 to $32.7 million for the six-months ended June 30, 2002. The increase in noninterest expense was primarily attributable to our growth, including internal growth, and opening of new branch facilities and banks.

         Compensation and employee benefits expense increased $4.4 million, or 28.6%, from $15.6 million for the six-months ended June 30, 2001 to $20.0 million for the six-months ended June 30, 2002. The increase in compensation and employee benefits during this period is the result of the hiring of personnel to staff new banking facilities, the hiring of additional management personnel and increases in the salaries of existing personnel.

         Equipment and occupancy expenses increased $0.8 million, or 18.9%, from $3.9 million for the six-months ended June 30, 2001 to $4.7 million for the six-months ended June 30, 2002. The increases in these expenditures were primarily attributable to the addition of banking facilities and increases in the number of full-time equivalent employees and the number of customers served by CIB Marine.

         Professional services expense increased $0.5 million, or 58.0%, from $0.9 million for the six-months ended June 30, 2001 to $1.4 million for the six-months ended June 30, 2002. The increase in professional services expense during this period is the result of increases in the legal, consulting, and other professional expenses principally related to various loan and loan collection activities.

         Other noninterest expense increased $1.5 million, or 53.7%, from $2.8 million for the six-months ended June 30, 2001, to $4.3 million for the six-months ended June 30, 2002. The increase in other noninterest expense was primarily the result of increased expenses related to the origination and sale of mortgage loans, losses related to our investment in low-income housing tax credit partnerships, an increase in collection expenses, and an increase in correspondent bank charges.

         Our efficiency ratio was 53.3% for the six-months ended June 30, 2002, as compared to 51.1% for the six-months ended June 30, 2001. Total noninterest expense as a percentage of average assets was 2.1% for the six-months ended June 30, 2002 and 2.0% for the six-months ended June 30, 2001.

   Income Taxes

         CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting. The effective tax rate for the three month period ended June 30, 2002 was 31.6% compared to 34.5% for the same period in 2001. The effective tax rate for the six month period ended June 30, 2002 was 33.8% compared to 34.3% for the same period in 2001. The lower effective tax rate in 2002 is due to lower state income taxes, increased affordable housing income tax credits and lower income before income taxes.

FINANCIAL CONDITION

   Overview

         CIB Marine’s total assets increased $284.4 million, or 9.7%, from $2.9 billion at December 31, 2001 to $3.2 billion at June 30, 2002. Asset growth occurred primarily in loans, which increased $182.1 million, or 7.6%, from $2.4 billion at December 31, 2001 to $2.6 billion at June 30, 2002. This growth was primarily funded by deposits which increased $333.9 million, or 14.7%, from $2.3 billion at December 31, 2001 to $2.6 billion at June 30, 2002.

   Loans Held for Sale

         Loans held for sale, which are comprised of residential first mortgage loans, were $29.9 million at June 30, 2002, a decrease of $4.4 million, or 12.9%, compared to $34.3 million at December 31, 2001. CIB Marine originated $101.1 million, purchased $335.2 million and sold $441.1 million of loans held for sale in the first six months of 2002, compared to $104.1 million originated, $296.8 million purchased, and $397.0 million sold, in the first six months of 2001. The increase in volume was due to a lower interest rate environment during the first six months of 2002.

   Securities

         The carrying value and tax-equivalent yield of CIB Marine’s securities are set forth in the following table.

	At June 30, 2002			At December 31, 2001

		Fair Market	Yield to		Fair Market	Yield to
	Amount	Value	Maturity	Amount	Value	Maturity

	(Dollars in thousands)
Held to maturity

U.S. government & agencies	$13,479	$13,717	6.73%	$21,484	$22,150	6.63%

States and political subdivisions	57,139	58,793	6.66	59,527	60,570	6.88

Other notes and bonds	450	450	7.10	450	450	7.10

Mortgage backed securities	11,433	11,986	7.21	15,148	15,589	7.11

Total securities held to maturity	82,501	84,946	6.75	96,609	98,759	6.86

Available for sale

U.S. government & agencies	139,777	142,066	4.16	104,601	107,729	5.47

States and political subdivisions	3,354	3,544	6.85	2,629	2,838	9.18

Other notes and bonds	600	600	6.63	600	600	6.63

Commercial paper	9,550	9,554	2.14	6,999	7,007	2.30

Mortgage backed securities	219,920	222,087	5.26	195,386	196,999	5.81

Federal Home Loan Bank stock	7,175	7,175	5.01	6,575	6,575	5.78

Other equities	1,469	1,469	N/A	1,018	1,018	N/A

Total securities available for sale	381,845	386,495	4.77	317,808	322,766	5.63

Total securities before market value adjustment	464,346		5.12%	414,417		5.92%

Available for sale market value adjustment (SFAS 115)	4,650			4,958

Total securities	$468,996			$419,375

         Total securities outstanding at June 30, 2002, were $469.0 million, an increase of $49.6 million, or 11.8%, compared to $419.4 million at December 31, 2001. The ratio of total securities to total assets was 14.5% at June 30, 2002, as compared to 14.2% at December  31, 2001.

         At June 30, 2002, 33.0% of the portfolio consisted of U.S. Treasury and Government Agency securities, compared to 30.4% at December 31, 2001. Mortgage backed securities represented 49.8% of the portfolio at June

30, 2002, and 50.8% at December 31, 2001. Obligations of states, and political subdivisions of states, represented 13.0% of the portfolio at June 30, 2002, and 15.0% at December 31, 2001. Most of these obligations were general obligations of states, or political subdivisions of states, in which CIB Marine’s subsidiaries are located. The amount of obligations of states, and political subdivisions of states, remained relatively constant between periods, but decreased as a percent of the total portfolio due primarily to the increase in other types of securities. Commercial paper accounted for 2.1% of the portfolio at June 30, 2002, as compared to 1.7% at December 31, 2001.

         As of June 30, 2002, excluding the effect of the net unrealized gain, $381.8 million, or 82.2%, of the securities portfolio were classified as available for sale, and $82.5 million, or 17.8%, of the portfolio were classified as held to maturity. At December 31, 2001, 76.7% were classified as available for sale and 23.3% were classified as held to maturity. The increase in the percentage of securities classified as available for sale reflects CIB Marine’s decision to make a larger percentage of the securities portfolio available to meet its liquidity needs, if necessary, and to provide the opportunity to react to changes in market interest rates and changes in the spread relationship between alternative investments.

         At June 30, 2002, the net unrealized gain of the available for sale securities was $4.7 million, compared to $5.0 million at December 31, 2001. The decrease in the unrealized value of these securities over the first six months of 2002 was a direct result of the sales of available for sale securities in the first six months of 2002.

   Loans

         Loans, net of the allowance for loan losses, were $2.5 billion at June 30, 2002, an increase of $174.3 million, or 7.4%, from $2.4 billion at December  31, 2001, and represented 78.3% of CIB Marine’s total assets at June 30, 2002, and 80.0% at December 31, 2001. Most of the increase was in commercial and industrial, commercial real estate and construction loans, which in the aggregate represented 95.4% of gross loans at June 30, 2002 and 94.7% at December 31, 2001.

         The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

	As of June 30, 2002		As of December 31, 2001

	(Dollars in thousands)
Commercial	$937,284	36.3%	$899,488	37.6%

Agricultural	3,855	0.1	4,154	0.2

Real estate:

1-4 family	97,203	3.8	104,750	4.4

Commercial	1,089,118	42.2	975,904	40.7

Construction	435,480	16.9	394,081	16.4

Consumer	6,565	0.3	8,041	0.3

Credit card loans	345	—	428	—

Other	10,511	0.4	10,320	0.4

Gross loans	2,580,361	100.0%	2,397,166	100.0%

Deferred loan fees	(8,772)		(7,684)

Allowance for loan losses	(41,905)		(34,078)

Net loans	$2,529,684		$2,355,404

   Credit Concentrations

         Pursuant to CIB Marine’s loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the capital of CIB Marine.

         At June 30, 2002, CIB Marine had four secured borrowing relationships with unrelated individual borrowers that exceeded 25% of capital. These relationships include:

1.	Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of June 30, 2002, was $120.7 million or 47.0% of CIB Marine’s stockholders’ equity and 4.6% of total loans. The aggregate principal amount actually drawn and outstanding was $112.2 million at June 30, 2002. The majority of these loans are in the nursing/convalescent home industry. These loans are primarily secured by various parcels of commercial real estate and other business assets, including stock in a community bank. At June 30, 2002, all of the loans to this borrower or its related interests were current.

2.	Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of June 30, 2002, was $115.1 million or 44.8% of CIB Marine’s stockholders’ equity and 4.4% of total loans. The aggregate principal amount actually drawn and outstanding was $76.8 million at June 30, 2002. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by various parcels of commercial real estate. At June 30, 2002, all of the loans to this borrower or its related interests were current.

3.	Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of June 30, 2002, was $76.0 million, or 29.6% of CIB Marine’s stockholders’ equity and 3.0% of total loans. The aggregate principal amount actually drawn and outstanding was $38.6 million at June 30, 2002. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by various parcels of commercial real estate. In January 2002, a commercial real estate loan to a related interest of this borrower with an outstanding balance of $3.2 million was classified as restructured. As of June 30, 2002 this loan was also 90 days past due and still accruing interest. CIB Marine does not believe that there will be any loss with respect to this restructured loan. At June 30, 2002, all of the other loans to this borrower or its related interests were current.

4.	Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of June 30, 2002, was $64.5 million or 25.1% of CIB Marine’s stockholders’ equity and 2.5% of total loans. The aggregate principal amount actually drawn and outstanding was $55.6 million at June 30, 2002. The majority of these loans are in the commercial real estate development and the nursing/convalescent home industries. These loans are primarily secured by various parcels of commercial real estate and other business assets. At June 30, 2002, all of the loans to this borrower or its related interests were current.

         Certain of the secured borrowing relationships described above include loans that are also included in one or more of the other described borrowing relationships.

         At June 30, 2002, CIB Marine also had credit relationships within three industries or industry groups that exceeded 25% of its capital. The total outstanding balance to commercial and residential real estate developers, investors and contractors was approximately $1.1 billion, or 42.4% of total loans and 428.9% of stockholders’ equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $203.8 million, or 7.8% of total loans and 79.3% of stockholders’ equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $158.5 million, or 6.1% of total loans and 61.6% of stockholders’ equity.

         Provision for Loan Losses and Allowance for Loan Losses

        The provision for loan losses represents charges against earnings in order to maintain an allowance for loan losses. CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of the provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. The provision for loan losses was $7.8 million for the second quarter of 2002, compared to $3.2 million for the second quarter of 2001. The provision for loan losses for the six-month period ended June 30,

2002, was $11.8 million, as compared to $5.9 million for the six-month period ended June 30, 2001. The increase in the provision was primarily the result of an increase in loan charge-offs and nonperforming loans. Total charge-offs for the second quarter of 2002 and 2001 were $3.5 million and $0.9 million, respectively, while recoveries were $0.3 million and $0.1 million, respectively. Total charge-offs for the six-month periods ended June 30, 2002 and 2001 were $4.3 million and $1.7 million, while recoveries were $0.3 million and $0.2 million, respectively. The increase in charge-offs was primarily the result of two lending relationships. At June 30, 2002, the allowance for loan losses was $41.9 million, or 1.61% of total loans outstanding, as compared to $34.1 million and 1.41%, respectively, at December 31, 2001. As a result of the increase in nonperforming loans, the ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans decreased from 94.1% at December 31, 2001 to 73.2% at June 30, 2002.

         Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual losses in the future. In addition, our various banking regulatory agencies, as part of their normal examination process, periodically review the adequacy of the allowance. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

         The following table summarizes changes in the allowance for loan losses for the three and six-month periods ended June 30, 2002 and 2001.

	Quarter Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Dollars in thousands)
Balance at beginning of period	$37,331	$26,183	$34,078	$23,988

Loans charged-off:

Commercial and agricultural	(2,676)	(882)	(3,112)	(1,113)

Real estate

1-4 Family	(43)	(10)	(73)	(10)

Commercial	(759)	—	(1,010)	(444)

Construction	—	—	—	—

Consumer	(18)	(50)	(71)	(87)

Credit card	(8)	(5)	(8)	(8)

Other	—	—	—	—

Total charged-off:	(3,504)	(947)	(4,274)	(1,662)

Recoveries of loans charged-off:

Commercial and agricultural	262	87	294	171

Real estate

1-4 Family	14	—	14	16

Commercial	—	31	1	31

Construction	—	—	—	—

Consumer	16	—	23	21

Credit card	4	—	6	1

Other	—	—	—	—

Total recoveries	296	118	338	240

Net loans charged-off	(3,208)	(829)	(3,936)	(1,422)

Provision for loan losses	7,782	3,155	11,763	5,943

Balance at end of period	$41,905	28,509	41,905	$28,509

Percentage of loans to gross loans receivable

Commercial loans	36.4%	37.8%	36.4%	36.4%

Real estate loans	62.9	61.5	62.9	62.9

Consumer loans	0.7	0.7	0.7	0.7

Total	100.0%	100.0%	100.0%	100.0%

Ratios:

Allowance for loan losses to total loans, including held for sale	1.61%	1.37%	1.61%	1.37%

Allowance for loan losses to nonaccrual, restructured and 90 or more days past due and still accruing loans	73.21	156.75	73.21	156.75

Net charge-offs annualized to average total loans, including average held for sale	0.50	0.16	0.32	0.14

Ratio of recoveries to loans charged-off	8.45	12.46	7.91	14.44

Total loans, including held for sale	$2,601,470	$2,085,271	$2,601,470	$2,085,271

Average total loans, including average held for sale	2,565,079	2,050,794	2,518,436	1,981,579

   Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing

         The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan documentation. A loan is classified as restructured when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties, that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required of the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

         The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

	At or for the Quarter Ended

	June 30, 2002	December 31, 2001	June 30, 2001

		(Dollars in thousands)
Nonperforming assets

Nonaccrual loans

Commercial and agricultural	$28,792	$17,746	$534

Real estate

1-4 family	1,488	1,017	653

Commercial	15,742	15,491	15,145

Construction	5,019	—	—

Consumer	41	110	73

Credit card	—	—	—

Other	—	—	163

Total nonaccrual loans	51,082	34,364	16,568

Foreclosed property	2,781	3,168	1,646

Restructured loans (1)	3,577	309	25

Total nonperforming assets	$57,440	$37,841	$18,239

Loans 90 days or more past due and still accruing

Commercial and agricultural	$2,357	$758	$1,040

Real estate

1-4 family	192	408	295

Commercial	—	195	240

Construction	—	152	—

Consumer	33	22	—

Credit card	—	—	20

Other	—	—	—

Total loans 90 days or more past due and still accruing	$2,582	$1,535	$1,595

Allowance for loan losses	$41,905	$34,078	$28,509

Loans at end of period, including held for sale	2,601,470	2,423,777	2,085,271

Ratios

Nonaccrual loans to total loans, including held for sale	1.96%	1.42%	0.79%

Foreclosed properties to total assets	0.09	0.11	0.06

Nonperforming assets to total assets	1.78	1.28	0.70

Nonaccrual loans, restructured and 90 days or more past due and still accruing loans to total loans, including held for sale	2.20	1.49	0.87

Nonperforming assets and 90 days or more past due and still accruing loans to total assets	1.86	1.34	0.76

(1)	Restructured loans at June 30, 2002, included a $3.2 million loan which was 90 days or more past due and still accruing.

         Total nonaccrual loans were $51.1 million at June 30, 2002, $34.4 million at December 31, 2001, and $16.6 million at June 30, 2001. The ratio of nonaccrual loans to total loans was 1.96% at June 30, 2002, 1.42% at December 31, 2001, and 0.79% at June 30, 2001.

         At June 30, 2002, $44.9 million, or 87.9%, of nonaccrual loans consisted of the following eight lending relationships:

(1)	Commercial loans to the Borrower, as defined and described below, with an aggregate outstanding balance of $15.1 million as of June 30, 2002.

(2)	Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $8.7 million as of June 30, 2002, secured by two assisted living facilities which are under construction. Of this total, $3.8 million was transferred to nonaccrual in December 2000, and $4.9 million was transferred to nonaccrual in June 2001. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

(3)	A commercial loan with an outstanding balance of $6.3 million as of June 30, 2002, secured by an equity interest in a closely held company that was transferred to nonaccrual during the second quarter of 2002. In addition, this borrower has related interests which owe CIB Marine a total of $15.5 million, all of which is current and performing at this time. This related interest indebtedness is secured by business assets, closely held stock, and real estate.

CIB Marine’s collateral for the $6.3 million loan includes an equity interest in one of the borrower’s operating subsidiaries which is engaged in the factoring of accounts receivable. This operating subsidiary experienced funding difficulties due to restrictions placed on it by its senior secured lender. On August 9, 2002, CIB Marine purchased, through a newly established entity, certain assets from the operating subsidiary and one of its affiliates, including certain accounts receivable, to continue the factoring business. The operations of this new factoring entity are being financed by a third party lender. As a result of the deterioration in this credit relationship, CIB Marine provided an additional $2.9 million to the allowance for loan and lease losses in the second quarter of 2002. While CIB Marine believes that this additional provision will be adequate to absorb losses with respect to this relationship, CIB Marine cannot provide assurances that the value will be maintained or that there will not be additional losses with respect to the relationship.

(4)	A commercial real estate loan and a construction loan with an aggregate outstanding balance of $5.1 million as of June 30, 2002, secured by income producing commercial property that was transferred to nonaccrual during the second quarter of 2002. Although CIB Marine allocated $1.0 million as a specific reserve to the allowance for loan losses for these loans, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

(5)	A commercial real estate loan with an outstanding balance of $2.7 million as of June 30, 2002, secured by a commercial development that was transferred to nonaccrual during the fourth quarter of 2000. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

(6)	A commercial real estate loan with an outstanding balance of $2.6 million as of June 30, 2002, secured by a hotel that was transferred to nonaccrual during the first quarter of 2001. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

(7)	A commercial loan with an outstanding balance of $2.3 million as of June 30, 2002, secured by various investments of the borrower in closely held companies, was transferred to nonaccural in the second quarter of 2002. The loan was written down $1.0 million from $3.3 million to $2.3 million in June 2002. Pursuant to an agreement with the borrower and guarantors, CIB Marine received $0.2 million in July 2002 from one of the guarantors of the loan and expects to receive the $2.1 million balance in September 2002. While the value of the collateral securing the loan approximates the balance net of charge-off, CIB Marine cannot provide assurances that the value will be maintained or that there will not be additional losses with respect to this relationship.

(8)	Commercial and commercial real estate loans with an aggregate outstanding balance of $2.1 million as of June 30, 2002, secured by commercial property and all business assets that were transferred to nonaccrual during the second quarter of 2002. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

         Foreclosed properties were $2.8 million at June 30, 2002, and consisted of three commercial properties acquired through foreclosure, one commercial property acquired through a voluntary transfer of assets by a borrower and four one-to-four family properties acquired through foreclosure.

         Restructured loans were $3.6 million at June 30, 2002, of which $3.2 million is a commercial real estate loan to a borrower which was restructured in January 2002 and is currently 90 days or more past due and still accruing interest. While we believe that the value of the collateral securing these obligations approximates the amounts owed, we cannot provide assurances that the values will be maintained or that there will not be future losses with respect to any of these relationships.

         Loans 90 days or more past due and still accruing are loans which are delinquent with respect to the payment of principal and/or interest, but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $2.6 million in loans that were 90 days or more past due and still accruing at June 30, 2002, $1.5 million at December 31, 2001, and $1.6 million at June 30, 2001. Accrued interest on these loans was $0.2 million as of June 30, 2002, $0.07 million as of December 31, 2001, and $0.1 million as of June 30, 2001.

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

         The following table sets forth information regarding impaired loans:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Impaired loans without a specific allowance but evaluated collectively for impairment	$27,062	$5,723

Impaired loans with a specific allowance	22,499	18,237

Total impaired loans	$49,561	$23,960

Total allowance related to impaired loans	$9,817	$4,671

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

         At June 30, 2002, the outstanding lending commitment to the Borrower and its related interests was approximately $61.0 million, including lines of credit which have not been fully drawn, and the aggregate principal amount actually drawn and outstanding was approximately $52.2 million. A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower’s approximately 84% interest in, a closely held steel company (the “Steel Company”). Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.6% of the Steel Company. In order to protect its interest in the stock of the Steel Company on April 11, 2002, CIB Marine gave notice of a public sale of the Steel Company stock to occur on April 26, 2002. On April 24, 2002, the Borrower filed a lawsuit against CIB Marine and certain of its officers seeking damages and to rescind the Borrower’s pledge of the Steel Company’s stock as collateral. The Borrower also requested that the court enter a temporary restraining order preventing the sale. On April 25, 2002, the court denied the temporary restraining order and the Borrower filed for bankruptcy reorganization to prevent the sale. CIB Marine has filed an action to lift the bankruptcy stay to sell the Borrower's interest in the Steel Company and intends to take appropriate action to protect its collateral position and collect the amounts owed.

         At June 30, 2002, $15.1 million of these loans were in nonaccrual status. The loans in nonaccrual status consist primarily of direct loans to the Borrower which are secured, in whole or in part, by the Borrower’s equity in the Steel Company. These nonaccrual loans are also considered to be impaired and $3.9 million has been allocated as a specific reserve to the allowance for loan losses.

         On August 3, 2001, CIB Marine commenced a non-judicial foreclosure on one lot and 21 single-family residential homes constructed in a real estate development of the Borrower. CIB Marine acquired the properties for $2.3 million on September 14, 2001, and subsequently transferred them to foreclosed property at $2.2 million, their estimated market value, resulting in a $0.1 million write-down. At June 30, 2002 and December 31, 2001, the balance of these foreclosed properties was $1.2 million and $1.6 million, respectively. The $0.4 million reduction resulted from sales of homes.

         While the loans to the Borrower and its related interests are secured by various collateral, the borrowing relationship has been under-collateralized pursuant to the collateral requirements of CIB Marine’s loan policy since the first quarter of 2000. CIB Marine believes that the specific reserve allocated to this borrowing relationship and the overall allowance for loan losses was adequate at June 30, 2002. CIB Marine cannot provide assurances that other loans to the Borrower or its related interests will not become impaired in the future or that there will not be future losses with respect to these loans. Management of CIB Marine will continue to closely monitor this borrowing relationship in order to assess its ongoing exposure to the credit risk posed by this borrowing relationship and will take additional action if deemed appropriate.

         In April and December 2000, lawsuits were filed against the Borrower and the Steel Company by a lender, and its related interests (the “Lender”), to recover amounts due them. The Lender also has an approximately 11.3% equity interest in the Steel Company. The Lender is also a customer of, and has a secured borrowing relationship with, CIB Marine. As of June 30, 2002, the total outstanding lending commitment associated with this relationship, including lines of credit which have not been fully drawn, was approximately $31.7 million and the aggregate principal amount actually drawn and outstanding was approximately $31.7 million, none of which were past due. A portion of the loans to this Lender is also secured by the customer’s equity interest in the Steel Company, which is estimated to be worth $1.5 million. CIB Marine does not consider these loans impaired because of the financial condition of the Lender and its belief that the loans are adequately collateralized pursuant to CIB Marine’s loan policy. In November 2000, another lender obtained a judgment against the Borrower in the amount of $8.1 million.

                  The following table summarizes CIB Marine’s borrowing relationship with the Borrower, the Steel Company and the Lender as of June 30, 2002.

	Committed/		Non	Total	Total
	Available	Performing	Performing	Outstanding	Exposure

		(Dollars in thousands)
Loans Directly to Borrower	$—	$90	$15,104	$15,194	$15,194

Loans to Steel Company	8,733	37,029	—	37,029	45,762

Loans to Lender	15	31,712	—	31,712	31,727

	$8,748	$68,831	$15,104	$83,935	$92,683

   Other Assets

         The following table sets forth information regarding other assets:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Prepaid expenses	$857	$966

Accounts receivable	22,137	1,247

Mortgage servicing rights	17	16

Fair value of derivatives	3,622	2,597

Repossessed assets	—	9

Trust preferred securities underwriting fee, net of amortization	1,130	1,150

Investment in MICR, Inc. – asset held for sale	6,071	6,628

Other investments	6,071	5,289

Other, including deferred tax assets	8,308	127

	$48,213	$18,029

         Other assets increased $30.2 million, or 167.4%, from $18.0 million at December 31, 2001 to $48.2 million at June 30, 2002. The majority of this increase is due to a $20.4 million increase in accounts receivable resulting from six securities which were sold or matured at the end of June 2002 which did not settle until July 2002.

         MICR, Inc., a wholly-owned subsidiary of CIB-Chicago was previously acquired in lieu of foreclosure and is classified as a held for sale asset in the Consolidated Balance Sheet. MICR, Inc. had income before income tax of $0.4 million for the quarter ended June 30, 2002, and $0.8 million for the six month period ended June 30, 2002, which is included in noninterest income in the Consolidated Statements of Income. MICR, Inc. paid $0.2 million in dividends to CIB Marine for the quarter ended June 30, 2002, and $1.1 million for the six month period ended June 30, 2002.

         The following table summarizes the composition of MICR, Inc.’s statement of condition as of the dates indicated.

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Assets:

Accounts receivable	$628	$657

Inventory	1,046	981

Other current assets	318	979

Property and equipment, net	462	482

Goodwill	4,156	4,212

Total assets	$6,610	$7,311

Liabilities and shareholders’ equity

Current liabilities	539	683

Shareholders’ equity	6,071	6,628

Total liabilities and shareholders’ equity	$6,610	$7,311

         Other investments include investments in three limited partnerships which were purchased by CIB Marine in September 1999 from the Borrower. Equity in these investments were $2.8 million at June 30, 2002 and $2.6 million at December 31, 2001. During the second quarter of 2002, equity in the partnerships increased by $0.3 million and CIB Marine received $0.2 million as a return of capital, and $0.2 million in realized gains. During the six month period ended June 30, 2002, equity in the partnerships increased $0.5 million and CIB Marine received $0.3 million as a return of capital and $0.2 million in realized gains. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities usually held in CIB Marine’s investment portfolio.

         Other investments at June 30, 2002, also include a $1.6 million investment in the common stock of a closely held information services company, which represents less than a 5% interest in the company. In December 2001, CIB Marine purchased 230,770 shares of the common stock of the company at a public sale from one of its subsidiary banks. The common stock was owned by the Borrower and held as collateral for certain loans made to the Borrower by the subsidiary bank. The proceeds were used by the subsidiary bank to pay off two loans and reduce the principal balance of a third loan. The amount of this investment reflects the purchase price of $1.6 million and is carried at approximately the lower of cost or estimated fair market value. Additional information about the Borrower and its loans from CIB Marine are discussed in “Loans- Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing.”

         Other investments at June 30, 2002, also include investments in three affordable housing partnerships of $1.6 million. CIB Marine reduced its investment in the affordable housing partnerships by $0.4 million during the second quarter due to losses by the partnerships. CIB Marine engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships will provide affordable housing to low income residents of central Illinois, Wisconsin, Arizona, Indianapolis, Nebraska and other locations. CIB Marine has a commitment to provide an additional $1.5 million to these partnerships over the next ten years.

         Other, including deferred tax assets increased $8.2 million from $0.1 million at December 31, 2001 to $8.3 million at June 30, 2002. The increase is primarily due to an $8.4 million increase in deferred tax assets at June 30, 2002 related to the growth in the allowance for loan losses and to deferred tax liabilities coming current.

   Deposit Liabilities

         Total deposits increased $333.9 million, or 14.7%, from $2.3 billion at December 31, 2001 to $2.6 billion at June 30, 2002. This increase was primarily due to a $214.8 million increase in time deposits and an $85.1 million increase in savings deposits. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 75.9% at June 30, 2002 and 77.5% at December 31, 2001. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At June 30, 2002 time deposits of $100,000 or more amounted to $722.4 million or 36.6%, of total time deposits, compared to $629.4 million and 35.8% at December 31, 2001. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $194.5 million, or 9.8% of total time deposits at June 30, 2001, and $166.5 million, or 9.5% of total time deposits at December 31, 2001. Brokered time deposits included in time deposits of $100,000 or more were $175.6 million at June 30, 2002 and $148.9 million at December 31, 2001.

         At June 30, 2002, noninterest-bearing demand deposits were $182.1 million, interest-bearing demand deposits were $61.3 million, and savings deposits were $385.4 million. At December 31, 2001, non-interest bearing demand deposits were $148.7 million, interest bearing demand deposits were $60.7 million and savings deposits were $300.3 million.

         The following table sets forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,			Year Ended December 31,

	2002			2002			2001

		% of			% of			% of
	Average	Total	Average	Average	Total	Average	Average	Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

				(Dollars in thousands)
Interest-bearing demand	$58,194	2.28%	1.03%	$58,075	2.34%	1.03%	$53,670	2.56%	1.91%

Money market	243,428	9.52	2.00	244,140	9.84	1.91	245,754	11.74	3.51

Other savings	102,929	4.02	2.27	82,582	3.33	2.13	45,893	2.19	2.12

Time deposits	1,993,886	77.95	3.91	1,943,411	78.29	4.00	1,615,016	77.16	5.57

Total Interest-Bearing Deposits	2,398,437	93.77%	3.58	2,328,208	93.80%	3.64	1,960,333	93.66%	5.13

Noninterest-bearing	159,483	6.23	—	153,820	6.20	—	132,731	6.34	—

Total Deposits	$2,557,920	100.00%	3.35%	$2,482,028	100.00%	3.41%	$2,093,064	100.00%	4.81%

   Borrowings

         CIB Marine utilizes various types of borrowings to meet liquidity needs, to fund asset growth and/or when the pricing of these borrowings are more favorable than deposits.

         The following table sets forth information regarding selected categories of borrowings.

	As of June 30, 2002			As of December 31, 2001

		Avg	% of Total		Avg	% of Total
	Balance	Rate	Borrowings	Balance	Rate	Borrowings

	(Dollars in thousands)
Short-term borrowings

Fed funds purchased	$158,190	1.90%	45.48%	$232,119	1.51%	55.02%

Securities sold under repurchase agreements	39,637	1.94	11.40	29,649	1.77	7.03

Treasury, tax and loan note	1,590	1.51	0.46	1,128	1.51	0.27

Federal Home Loan Bank- short term	32,500	3.93	9.34	27,325	2.04	6.48

Commercial paper	378	2.25	0.11	4,677	2.26	1.11

Other borrowings short-term	30,315	3.40	8.71	24,985	3.62	5.92

Total short-term borrowings	262,610	2.33	75.50	319,883	1.75	75.83

Long-term borrowings

Federal home loan bank – long term	41,970	6.19	12.07	59,452	5.98	14.09

Fair value adjustment related to hedge	3,231		0.93	2,535		0.60

Total long-term FHLB borrowings	45,201		13.00	61,987		14.69

Guaranteed trust preferred securities	40,000	10.52	11.50	40,000	10.52	9.48

Total long-term borrowings	85,201	7.99	24.50	101,987	7.61	24.17

Total borrowings	$347,811	3.71%	100.00%	$421,870	3.16%	100.00%

         CIB Marine has a $40.0 million revolving line of credit with a non-affiliated commercial bank collateralized by the common stock of two of its banking subsidiaries. CIB Marine renewed and increased its line of credit during the second quarter of 2002 from $30.0 million to $40.0 million. At June 30, 2002, the outstanding balance on this line of credit was $30.3 million. At December 31, 2001, the outstanding balance was $25.0 million.

   Guaranteed Trust Preferred Securities

         At June 30, 2002 and December 31, 2001, CIB Marine had $40.0 million outstanding in guaranteed trust preferred securities. CIB Marine issued the guaranteed trust preferred securities through wholly-owned special-purpose trusts. Distributions are cumulative and are payable to the security holders semi-annually at rates ranging from 10.2% to 10.9% per annum. CIB Marine fully and unconditionally guarantees the obligations of the trusts on a subordinated basis. The securities are mandatorily redeemable upon their maturity and are callable at a premium, which declines ratably to par. Issuance costs incurred in connection with all guaranteed trust preferred securities, net of amortization, were $1.1 million at June 30, 2002, and are included in Other Assets. CIB Marine used the net proceeds to reduce its debt with the non-affiliated commercial bank and for other corporate purposes. Though presented in the balance sheets as debt, these securities qualify as Tier 1 equity capital for regulatory purposes.

   Capital

         CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

         The risk-based capital information of CIB Marine at June 30, 2002 and December 31, 2001 is contained in the following table. The capital levels of CIB Marine and its subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. At June 30, 2002 CIB Marine and each of its subsidiary banks had sufficient capital to be categorized as well capitalized. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth.

	June 30, 2002	December 31, 2001

	(Dollars in thousands)
Risk weighted assets (RWA)	$3,028,338	$2,790,669

Average assets (1)	3,172,671	2,818,577

Capital components

Stockholders’ equity	257,097	237,142

Guaranteed trust preferred securities

and minority interest (2)	40,133	40,133

Less: Disallowed intangibles	(10,879)	(11,420)

Less: Unrealized gain on securities	(2,852)	(3,023)

Tier 1 capital	283,499	262,832

Allowable allowance for loan losses (3)	37,904	34,078

Total risk based capital	$321,403	$296,910

	June 30, 2002

			Minimum Required to be
	Actual		Adequately Capitalized

	Amount	Ratio	Amount	Ratio

Total capital (to RWA)	$321,403	10.61%	$242,267	8.00%

Tier 1 capital (to RWA)	283,499	9.36	121,134	4.00

Tier 1 leverage (to Avg Assets)	283,499	8.94	126,907	4.00

		December 31, 2001

			Minimum Required to be
	Actual		Adequately Capitalized

	Amount	Ratio	Amount	Ratio

Total capital (to RWA)	$296,910	10.64%	$223,254	8.00%

Tier 1 capital (to RWA)	262,832	9.42	111,627	4.00

Tier 1 leverage (to Avg Assets)	262,832	9.32	112,743	4.00

(1)	Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

(2)	For regulatory capital purposes, the guaranteed trust preferred securities qualify as Tier 1 equity capital. For additional information on these securities see “Guaranteed Trust Preferred Securities.”

(3)	The allowance for loan losses is net of the disallowed portion of the allowance for loan losses in excess of 1.25% of risk-weighted assets.

         CIB Marine sold 270,056 shares of its common stock during the first quarter of 2002 in a private placement offering that commenced in February 2002, for proceeds of $6.3 million. During April 2002, an additional 71,716 shares of common stock were sold in this offering for additional proceeds of $1.6 million.

   Liquidity

         The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. CIB Marine’s Asset/Liability Management Committee actively manages CIB Marine’s liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits. CIB Marine also makes use of noncore deposit funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore deposit funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, Eurodollar deposits, short term borrowings from the Federal Home Loan Bank, and short term brokered and negotiable time deposits. We have also established borrowing lines with the Federal Reserve Bank and with an unaffiliated bank. Long-term funding sources, other than core deposits, include long term brokered and negotiable time deposits and long term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale and the sale of securities.

         The following discussion should be read in conjunction with the statements of cash flows for the six months ended June 30, 2002 and 2001, contained in the consolidated financial statements.

         Net cash provided by operating activities was $18.0 million, for both the six-month period ended June 30, 2002 and the six-month period ended June 30, 2001. For the six months ended June 30, 2002, net cash used in investing activities was $249.4 million, compared to $133.0 million for the six months ended June 30, 2001. The increase in cash used for investing activities was caused primarily by an increase in the purchases of investment securities in relationship to the sales and maturities of investment securities during the period. Net cash provided by financing activities was $266.2 million for the six-month period ended June 30, 2002 and $120.4 million for the six-month period ended June 30, 2001. The increase in cash provided by financing activities was primarily attributable to an increase in cash provided from deposit liabilities, which was partially offset by decreases in cash provided from guaranteed trust preferred securities and short-term borrowings.

         CIB Marine was able to meet its liquidity needs during the second quarter of 2002 and expects to meet these needs for the remainder of 2002.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk Sensitivity

         There have been no material changes in the market risks faced by CIB Marine since December 31, 2001. For information regarding CIB Marine’s market risks, refer to its 2001 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

         The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2002.

	June 30, 2002

	0-3	4-6	7-12	2-5	Over 5
	Months	Months	Months	Years	Years	Total

	(Dollars in thousands)
Interest-earning assets:

Loans	$1,378,897	$299,230	$345,527	$519,166	$28,769	$2,571,589

Securities	65,735	40,359	78,954	204,519	79,429	468,996

Loans held for sale	29,881	—	—	—	—	29,881

Federal funds sold	48,168	—	—	—	—	48,168

Total interest-earning assets	1,522,681	339,589	424,481	723,685	108,198	3,118,634

Interest-bearing liabilities:

Time deposits	455,405	282,834	544,584	658,313	34,306	1,975,442

Savings and interest-bearing demand deposits	446,696	—	—	—	—	446,696

Short-term borrowings	242,515	795	17,500	1,800	—	262,610

Long-term borrowings	—	—	—	8,500	36,701	45,201

Guaranteed trust preferred securities	—	—	—	—	40,000	40,000

Total interest-bearing liabilities	$1,144,616	$283,629	$562,084	$668,613	$111,007	$2,769,949

Interest sensitivity GAP (by period)	378,065	55,960	(137,603)	55,071	(2,808)	348,684

Interest sensitivity GAP (cumulative)	378,065	434,025	296,421	351,492	348,684	348,684

Adjusted for Derivatives:

Derivatives (notional, by period)	(115,000)	—	30,000	35,000	50,000	—

Derivatives (notional, cumulative)	(115,000)	(115,000)	(85,000)	(50,000)	—	—

Interest sensitivity GAP (by period)	263,065	55,960	(107,603)	90,071	47,192	348,684

Interest sensitivity GAP (cumulative)	263,065	319,025	211,421	301,492	348,684	348,684

Cumulative Gap as a % of Total Assets	8.14%	9.88%	6.55%	9.33%	10.80%

         The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of June 30, 2002, and December 31, 2001.

	Basis point changes

	+200	+100	-100	-200

June 30, 2002
Net interest income change over one year	(1.61)%	0.19%	2.16%	5.50%

December 31, 2001
Net interest income change over one year	(7.61)%	(4.85)%	4.73%	8.35%

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         CIB Marine is not currently involved in any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 2.   Changes In Securities and Use of Proceeds

a.	Not Applicable

b.	Not Applicable

c.	On February 1, 2002, CIB Marine commenced a private placement offering of its common stock at $23.22 per share. CIB Marine sold 270,056 shares in this offering for a total of $6.3 million in the first quarter of 2002 and 71,716 shares for a total of $1.6 million in April of 2002.

This offering was made to a limited number of accredited investors pursuant to Section 4(2) of the Securities Act of 1933(the “Act”) and the provisions of Rule 506 of Regulation D under the Act. CIB Marine incurred no commissions or underwriting discounts in this offering.

d.	Not Applicable

Item 3.   Defaults Upon Senior Securities

         Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

a.	CIB Marine held its Annual Meeting of Shareholders on April 25, 2002.

b.	Matters related to the election of Directors.

Director	Votes	Withheld	Non-vote

Jose Araujo	13,096,676	152,155	0

Jerry D. Maahs	13,095,206	153,625	0

Howard E. Zimmerman	13,031,083	217,748	0

The continuing Directors of CIB Marine whose seats were not up for election at the annual meeting are as follows:

Director	Serving Until

Norman E. Baker	2004

W. Scott Blake	2004

Dean M. Katsaros	2004

Donald M. Trilling	2004

John T. Bean	2003

Steven C. Hillard	2003

J. Michael Straka	2003

Item 5.   Other Information

         Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibit 99.1 – Certificate of J. Michael Straka, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Exhibit 99.2 – Certificate of Steve T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
c.	Reports from 8-K – NONE

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August 2002.

CIB Marine Bancshares, Inc. (Registrant)

/s/	Steven T. Klitzing

Steven T. Klitzing Senior Vice President and Chief Financial Officer