Form 10-Q
period 2002-09-30
CIB MARINE BANCSHARES INC
filed 2002-11-14
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                        COMMISSION FILE NUMBER 000-24149

                          CIB MARINE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                                       37-1203599
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

     At November 8, 2002 CIB Marine had 18,312,242 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2002            2001
                                                               -------------   ------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
ASSETS
Cash and Cash Equivalents:
  Cash and Due from Banks...................................    $   58,388      $   29,686
  Federal Funds Sold........................................        18,145          29,314
                                                                ----------      ----------
      Total Cash and Cash Equivalents.......................        76,533          59,000
                                                                ----------      ----------
Loans Held for Sale.........................................       112,659          34,295
Securities:
  Available for Sale, at fair value.........................       359,635         322,766
  Held to maturity (approximate fair value of $84,677 and
    $98,759, respectively)..................................        81,383          96,609
                                                                ----------      ----------
      Total Securities......................................       441,018         419,375
                                                                ----------      ----------
Loans.......................................................     2,661,371       2,389,482
  Less: Allowance for Loan Losses...........................       (50,424)        (34,078)
                                                                ----------      ----------
    Net Loans...............................................     2,610,947       2,355,404
                                                                ----------      ----------
Premises and Equipment, net.................................        28,031          27,807
Accrued Interest Receivable.................................        16,425          16,993
Intangible Assets, net......................................        14,969          11,434
Foreclosed Properties.......................................         1,603           3,168
Other Assets................................................        34,023          21,010
                                                                ----------      ----------
      Total Assets..........................................    $3,336,208      $2,948,486
                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-Bearing Demand................................    $  209,167      $  148,696
  Interest-Bearing Demand...................................        52,671          60,671
  Savings...................................................       491,148         300,331
  Time......................................................     1,960,075       1,760,012
                                                                ----------      ----------
      Total Deposits........................................     2,713,061       2,269,710
                                                                ----------      ----------
Short-term Borrowings.......................................       232,171         319,883
Accrued Interest Payable....................................         9,594          11,335
Other Liabilities...........................................        14,648           8,429
Long-term Borrowings........................................        46,945          61,987
Guaranteed Trust Preferred Securities.......................        60,000          40,000
                                                                ----------      ----------
      Total Liabilities.....................................     3,076,419       2,711,344
                                                                ----------      ----------
STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value; 5,000,000 Shares Authorized,
  None Issued...............................................            --              --
Common Stock, $1 Par Value; 50,000,000 Shares Authorized,
  18,275,554 and 17,876,752 Issued and Outstanding,
  respectively..............................................        18,275          17,877
Capital Surplus.............................................       157,264         148,972
Retained Earnings...........................................        81,657          67,270
Accumulated Other Comprehensive Income, net.................         2,593           3,023
                                                                ----------      ----------
      Total Stockholders' Equity............................       259,789         237,142
                                                                ----------      ----------
      Total Liabilities and Stockholders' Equity............    $3,336,208      $2,948,486
                                                                ==========      ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             QUARTER ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       --------------------------    --------------------------
                                                          2002           2001           2002           2001
                                                          ----           ----           ----           ----
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans..............................................    $    45,493    $    43,435    $   131,943    $   132,125
Loans Held for Sale................................            746            502          1,608          1,408
Securities:
  Taxable..........................................          4,511          4,805         15,020         17,837
  Tax-exempt.......................................            648            677          1,909          2,154
  Dividends........................................             96             77            268            220
Federal Funds Sold.................................            144            213            485            942
                                                       -----------    -----------    -----------    -----------
    Total Interest and Dividend Income.............         51,638         49,709        151,233        154,686
                                                       -----------    -----------    -----------    -----------
INTEREST EXPENSE
Deposits...........................................         21,886         23,974         63,917         79,255
Short-term Borrowings..............................          1,459          1,973          4,480          6,664
Long-term Borrowings...............................            332            698          1,050          2,025
Guaranteed Trust Preferred Securities..............          1,071          1,062          3,195          2,962
                                                       -----------    -----------    -----------    -----------
    Total Interest Expense.........................         24,748         27,707         72,642         90,906
                                                       -----------    -----------    -----------    -----------
Net Interest Income................................         26,890         22,002         78,591         63,780
Provision for Loan Losses..........................         11,713          3,061         23,476          9,004
                                                       -----------    -----------    -----------    -----------
    Net Interest Income After Provision for Loan
      Losses.......................................         15,177         18,941         55,115         54,776
                                                       -----------    -----------    -----------    -----------
NONINTEREST INCOME
Loan Fees..........................................          1,062          1,159          3,167          2,487
Mortgage Banking Revenue...........................          2,655          2,078          6,022          5,156
Deposit Service Charges............................            813            728          2,407          2,004
Other Service Fees.................................            149            140            362            384
Other Income.......................................             70            445          1,531            676
Gain on Investment Securities, net.................          1,031          1,591          3,127          3,144
                                                       -----------    -----------    -----------    -----------
    Total Noninterest Income.......................          5,780          6,141         16,616         13,851
                                                       -----------    -----------    -----------    -----------
NONINTEREST EXPENSE
Compensation and Employee Benefits.................         10,053          8,654         30,047         24,208
Equipment..........................................          1,112            799          2,876          2,243
Occupancy and Premises.............................          1,348          1,300          4,240          3,771
Professional Services..............................            846            596          2,198          1,452
Advertising/Marketing..............................            332            228          1,097            684
Amortization of Intangibles........................            125            331            338            994
Telephone & Data Communications....................            463            383          1,518          1,031
Litigation Settlements.............................          1,762             25          1,752             25
Merger-related Charges.............................             --            477             --            477
Other Expense......................................          2,706          1,589          7,057          4,414
                                                       -----------    -----------    -----------    -----------
    Total Noninterest Expense......................         18,747         14,382         51,123         39,299
                                                       -----------    -----------    -----------    -----------
Income Before Income Taxes.........................          2,210         10,700         20,608         29,328
Income Tax Expense (Benefit).......................            (15)         3,880          6,221         10,266
                                                       -----------    -----------    -----------    -----------
    NET INCOME.....................................    $     2,225    $     6,820    $    14,387    $    19,062
                                                       ===========    ===========    ===========    ===========
EARNINGS PER SHARE
Basic..............................................    $      0.12    $      0.38    $      0.79    $      1.08
Diluted............................................           0.12           0.37           0.78           1.06
Weighted Average Shares -- Basic...................     18,241,287     17,876,203     18,118,695     17,709,627
Weighted Average Shares -- Diluted.................     18,636,777     18,212,012     18,505,571     18,032,676

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                               COMMON STOCK                              ACCUMULATED
                                           --------------------                             OTHER
                                                          PAR     CAPITAL    RETAINED   COMPREHENSIVE
                                             SHARES      VALUE    SURPLUS    EARNINGS      INCOME        TOTAL
                                           ----------   -------   --------   --------   -------------   --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 2000...............  17,578,135   $17,578   $143,194   $40,353       $2,242       $203,367
Comprehensive Income:
Net Income...............................          --        --         --    19,062           --         19,062
Other Comprehensive Income:
  Unrealized Securities Holding Gains
    Arising During the Period............          --        --         --        --        7,751          7,751
  Reclassification Adjustment for Gains
    Included in Net Income...............          --        --         --        --       (3,144)        (3,144)
  Income Tax Effect......................          --        --         --        --       (1,786)        (1,786)
                                                                                                        --------
      Total Comprehensive Income.........                                                                 21,883
Common Stock Issuance....................     287,038       287      5,704        --           --          5,991
Payments to Dissenters and for Fractional
  Shares.................................     (10,659)      (10)      (228)                    --           (238)
Non-cash Compensation....................          --        --         17        --           --             17
Exercise of Stock Options................      22,238        22        285        --           --            307
                                           ----------   -------   --------   -------       ------       --------
BALANCE, SEPTEMBER 30, 2001..............  17,876,752   $17,877   $148,972   $59,415       $5,063       $231,327
                                           ==========   =======   ========   =======       ======       ========

BALANCE, DECEMBER 31, 2001...............  17,876,752   $17,877   $148,972   $67,270       $3,023       $237,142
Comprehensive Income:
Net Income...............................          --        --         --    14,387           --         14,387
Other Comprehensive Income:
  Unrealized Securities Holding Gains
    Arising During the Period............          --        --         --        --        2,373          2,373
  Reclassification Adjustment for Gains
    Included in Net Income...............          --        --         --        --       (3,127)        (3,127)
  Income tax effect......................          --        --         --        --          324            324
                                                                                                        --------
      Total Comprehensive Income.........                                                                 13,957
Common Stock Issuance....................     341,772       342      7,594        --           --          7,936
Exercise of Stock Options................      57,030        56        698        --           --            754
                                           ----------   -------   --------   -------       ------       --------
BALANCE, SEPTEMBER 30, 2002..............  18,275,554   $18,275   $157,264   $81,657       $2,593       $259,789
                                           ==========   =======   ========   =======       ======       ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................  $  14,387    $  19,062
Adjustments to Reconcile Net Income to Net Cash Provided by
  (Used in) Operating Activities:
    Deferred Loan Fee Amortization..........................     (7,954)      (6,778)
    Depreciation and Other Amortization.....................      4,625        2,261
    Non-Cash Compensation...................................         --           17
    Provision for Loan Losses...............................     23,476        9,004
    Originations of Loans Held for Sale.....................   (198,913)    (151,907)
    Purchases of Loans Held for Sale........................   (555,907)    (485,633)
    Proceeds from Sale of Loans Held for Sale...............    682,267      635,647
    Deferred Tax Expense (Benefit)..........................     (8,682)       8,389
    Loss on the Sale of Other Assets........................         19          504
    Gain on Sale of Securities..............................     (3,127)      (3,144)
    Decrease in Interest Receivable and Other Assets........      7,201        3,770
    Increase (Decrease) in Interest Payable and Other
      Liabilities...........................................     (5,448)       1,600
                                                              ---------    ---------
       Net Cash Provided by (Used In) Operating
       activities...........................................    (48,056)      32,792
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of Securities Available for Sale.............    241,361      919,028
    Maturities of Securities Held to Maturity...............     20,775       55,345
    Purchase of Securities Available for Sale...............   (352,041)    (807,432)
    Purchase of Securities Held to Maturity.................    (11,362)     (29,597)
    Proceeds from Sales of Securities Available for sale....    127,528       68,803
    Repayments of Mortgage Backed Securities Held to
      Maturity..............................................      5,972        4,733
    Repayments of Mortgage Backed Securities Available for
      Sale..................................................     46,211       21,224
    Purchase of Mortgage Backed Securities Available for
      Sale..................................................    (98,136)    (127,624)
    Purchase of Mortgage Backed Securities Held to
      Maturity..............................................         --       (1,676)
    Net Increase in Other Equities (Including FHLB Stock)...       (660)      (1,003)
    Net Increase in Limited and Low Income Housing
      Partnership Investments...............................     (1,961)        (893)
    Net Increase in Loans...................................   (276,184)    (347,532)
    Proceeds from Sale of Foreclosed Properties.............      2,744        1,540
    Capital Expenditures....................................     (2,949)      (4,473)
                                                              ---------    ---------
       Net Cash Used in Investing Activities................   (298,702)    (249,557)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Deposits....................................    441,329       82,210
    Proceeds from Long-Term Borrowings......................         --       29,232
    Proceeds from Issuance of Guaranteed Trust Preferred
      Securities............................................     19,550       14,550
    Proceeds from Issuance of Common Stock..................      7,936        5,991
    Proceeds from Stock Options Exercised...................        754          307
    Cash Paid to Dissenters and for Fractional Shares.......         --         (238)
    Net Increase (Decrease) in Short-Term Borrowings........   (105,278)      83,435
                                                              ---------    ---------
       Net Cash Provided by Financing Activities............    364,291      215,487
                                                              ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents........     17,533       (1,278)
Cash and Cash Equivalents, Beginning of Period..............     59,000       52,683
                                                              ---------    ---------
Cash and Cash Equivalents, End of Period....................  $  76,533    $  51,405
                                                              =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
    Interest................................................  $  74,383    $  93,514
    Income Taxes............................................     13,952        3,308
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
    Transfer of Loans to Foreclosed Properties..............      1,206        3,867

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s ("CIB Marine") 2001 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine's financial condition, results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2002 and 2001. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year.

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

     Reclassifications have been made to certain amounts as of December 31, 2001 and for the three and nine-month periods ended September 30, 2001, to be consistent with classifications for 2002. Prior period financial information for the three months ended March 31, 2002 and June 30, 2002 has been restated in connection with the adoption of a new accounting pronouncement. See Note 6 to the Consolidated Financial Statements for a further discussion.

NOTE 2 -- EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share.

                                          QUARTER ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------   --------------------------------
                                              2002           2001            2002              2001
                                              ----           ----            ----              ----
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net income..............................  $     2,225    $     6,820     $    14,387       $    19,062
                                          ===========    ===========     ===========       ===========
Weighted average shares outstanding:
  Basic.................................   18,241,287     17,876,203      18,118,695        17,709,627
     Effect of dilutive stock options
       outstanding......................      395,490        335,809         386,876           323,049
                                          -----------    -----------     -----------       -----------
  Diluted...............................   18,636,777     18,212,012      18,505,571        18,032,676
                                          ===========    ===========     ===========       ===========
Earnings per share:
  Basic.................................  $      0.12    $      0.38     $      0.79       $      1.08
     Effect of dilutive stock options
       outstanding......................           --          (0.01)          (0.01)            (0.02)
                                          -----------    -----------     -----------       -----------
  Diluted...............................  $      0.12    $      0.37     $      0.78       $      1.06
                                          ===========    ===========     ===========       ===========

NOTE 3 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings at September 30, 2002 and December 31, 2001.

                                        SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                        -------------------   -----------------   SCHEDULED   CALLABLE @
                                         BALANCE     RATE     BALANCE     RATE    MATURITY    PAR AFTER
                                         -------     ----     -------     ----    ---------   ----------
                                                (DOLLARS IN THOUSANDS)
                                         $    --        --%   $ 7,500     5.45%    1/16/03         N/A
                                              --        --      2,500     5.45     1/16/03         N/A
                                              --        --      7,500     5.51     2/08/03         N/A
                                              --        --         67     5.76     4/26/03         N/A
                                           3,500      5.12      3,500     5.12     5/01/04         N/A
                                           5,000      5.12      5,000     5.12     5/01/04         N/A
                                           3,250      4.95      3,250     4.95     1/16/08     1/16/01
                                           2,500      4.95      2,500     4.95     1/16/08     1/16/01
                                           2,000      4.95      2,000     4.95     1/16/08     1/16/01
                                           2,000      5.09      2,000     5.09     2/20/08     2/20/01
                                          23,765      7.07     23,635     7.07     6/30/08         N/A
                                         -------     -----    -------    -----
                                          42,015      6.19%    59,452     5.98%
Effect of interest rate swap..........     4,930     (3.31)     2,535    (2.05)
                                         -------     -----    -------    -----
Total.................................   $46,945      2.88%   $61,987     3.93%
                                         =======     =====    =======    =====

     CIB Marine is required to maintain qualifying collateral as security for these borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from 60% on loans held for sale to 90% on certain types of government securities. CIB Marine had collateral of $235.2 million and $93.4 million at September 30, 2002, and December 31, 2001, respectively. As of September 30, 2002, this collateral consisted of securities with a fair market value of $98.5 million and 1-4 family residential mortgages not more than 90 days delinquent of $136.7 million. During the first nine months of 2002, $17.6 million of long-term borrowings were reclassified to short-term borrowings because their due dates were less than one year.

NOTE 4 -- STOCK OPTION ACTIVITY

     The following is a reconciliation of stock option activity for the nine months ended September 30, 2002.

                                                                                             WEIGHTED
                                                                       RANGE OF OPTION       AVERAGE
                                                    NUMBER OF SHARES   PRICES PER SHARE   EXERCISE PRICE
                                                    ----------------   ----------------   --------------
Shares under option December 31, 2001.............     1,657,643         $4.95-$22.89        $15.8093
  Granted.........................................        10,932          23.22-23.66         23.5820
  Lapsed or surrendered...........................       (40,515)         10.87-22.89         18.8842
  Exercised.......................................       (57,030)          4.95-16.23          7.7064
                                                       ---------         ------------        --------
Shares under option September 30, 2002............     1,571,030         $4.95-$23.66        $16.0783
                                                       =========         ============        ========
Shares exercisable at September 30, 2002..........       873,388         $4.95-$22.07        $13.3428
                                                       =========         ============        ========

NOTE 5 -- DERIVATIVE AND HEDGING ACTIVITIES

     CIB Marine had eleven interest rate swaps outstanding as of September 30, 2002, which are being utilized to hedge the fair value of financial instruments in the balance sheet. The financial instruments being hedged include $35.0 million in callable negotiable certificates of deposit, $65.0 million in non-callable certificates of deposit and a $25.0 million FHLB Advance. The final maturity, interest payment dates and option features, where applicable, are matched between the swaps and the certificates of deposit or the FHLB Advance. The interest rate swaps are floating pay-fixed receive instruments and, as such, effectively convert the fixed rate payments on the financial instruments to a floating rate and hedge their fair value from changes in interest rates. These swaps are accounted for as fair value hedges under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). Market value changes in the derivatives and the hedged liabilities during the period are reflected in the income statement.

     CIB Marine's mortgage banking activities include the issuance of commitments to extend or purchase mortgage loans to be held for sale with interest rate locks and the utilization of conditional forward contracts to hedge the changes in fair value of these loan commitments due to changes in interest rates. CIB Marine does not formally designate a hedging relationship under SFAS 133 between these loan commitments and the conditional forward contracts. CIB Marine is in a short position with the conditional forward contracts whereby CIB Marine agrees to sell a residential mortgage loan at a pre-established price at some future date, which is used to hedge exposure to changes in the prices of residential mortgage loans from the time CIB Marine issues the loan commitments to the time the loan sale actually occurs.

     Residential mortgage loans held for sale are primarily those originated or purchased by CIB Marine in its mortgage banking activities and, from the time a residential mortgage loan held for sale is originated or purchased, CIB Marine uses forward contracts to hedge the changes in the fair market value of such loans due to changes in interest rates and designates a hedging relationship under SFAS 133. The notional amount of forward contracts outstanding varies and is a function of the balance of current loans held for sale and commitments to extend mortgage loans to be held for sale. At September 30, 2002, CIB Marine had $506.7 million in forward sale agreements outstanding with a fair market value of approximately $(7.7) million, and $400.8 million outstanding in commitments to extend mortgage loans with interest rate locks with a fair market value of approximately $1.9 million. Market value changes during the period are reflected in other noninterest income in the income statement.

     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent compensation in addition to interest. The contingent compensation is typically based upon, or determined by, the financial performance of the borrower. At September 30, 2002, CIB Marine determined these agreements did not have any fair value.

NOTE 6 -- GOODWILL AND OTHER INTANGIBLE ASSETS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001, are grandfathered effective January 1, 2002. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Intangible assets with definite lives will continue to be amortized. SFAS 142 also requires an evaluation of intangible assets and their useful lives, and a transitional impairment test for goodwill and certain intangible assets. CIB Marine adopted SFAS 142 on January 1, 2002, and has performed its transitional impairment tests, which indicated no impairment.

     On October 1, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). SFAS 147 expands the scope of SFAS 141 and 142 to include unidentifiable intangible assets established in the acquisition of bank branches. Under SFAS 147 goodwill associated with these acquisitions will not be subject to amortization and will be tested for impairment. CIB Marine had $8.0 million of such unidentifiable intangible assets at December 31, 2001. CIB Marine adopted SFAS 147 on September 30, 2002 and in accordance with its provisions, reversed previously recorded goodwill amortization recorded in 2002. Amortization of intangibles included in noninterest expense for the nine months ended September 30, 2002 included an adjustment of $0.3 million to reverse expense recorded in the first six months of 2002. Prior period financial information for the first and second quarters of 2002 have been restated in connection with the adoption of SFAS 147.

     CIB Marine's intangible asset values at September 30, 2002 are as follows:

                                                        GROSS CARRYING   ACCUMULATED
                                                            AMOUNT       AMORTIZATION   NET INTANGIBLE
                                                        --------------   ------------   --------------
                                                                    (DOLLARS IN THOUSANDS)
Amortizing intangible assets:
  Core deposits.......................................      $3,959          $2,499         $ 1,460
  Customer base of factoring business.................         390              19             371
  Mortgage servicing rights...........................          24               8              16
                                                            ------          ------         -------
Total amortizing intangible assets....................      $4,373          $2,526           1,847
                                                            ======          ======
Nonamortizing goodwill................................                                      13,122
                                                                                           -------
Total intangibles, net................................                                     $14,969
                                                                                           =======

     The current and estimated amortization expense is as follows:

Aggregate amortization expense
  For the nine months ended 9/30/02.........................   $338
Estimated amortization expense
  For the remainder of 2002.................................    142
  For the year ended 12/31/03...............................    499
  For the year ended 12/31/04...............................    341
  For the year ended 12/31/05...............................    237
  For the year ended 12/31/06...............................    211

     In accordance with SFAS 142 and 147, CIB Marine discontinued the amortization of goodwill and continues to amortize core deposit intangibles and other identifiable intangibles with definite lives. A reconciliation of previously reported net income adjusted for the discontinuance of the amortization of the goodwill is as follows:

                                                       FOR THE QUARTER          FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                     -------------------       ---------------------
                                                      2002         2001         2002          2001
                                                     ------       ------       -------       -------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
Net income as reported.............................  $2,225       $6,820       $14,387       $19,062
Add back: discontinued goodwill amortization.......     N/A          154           N/A           461
                                                     ------       ------       -------       -------
Adjusted net income................................  $2,225       $6,974       $14,387       $19,523
                                                     ======       ======       =======       =======
Basic earnings per share:
Reported basic earnings per share..................  $ 0.12       $ 0.38       $  0.79       $  1.08
Add back: discontinued goodwill amortization per
  share............................................      --         0.01            --          0.03
                                                     ------       ------       -------       -------
Adjusted basic earnings per share..................  $ 0.12       $ 0.39       $  0.79       $  1.11
                                                     ======       ======       =======       =======
Diluted earnings per share:
Reported diluted earnings per share................  $ 0.12       $ 0.37       $  0.78       $  1.06
Add back: discontinued goodwill amortization per
  share............................................      --         0.01            --          0.03
                                                     ------       ------       -------       -------
Adjusted diluted earnings per share................  $ 0.12       $ 0.38       $  0.78       $  1.09
                                                     ======       ======       =======       =======

NOTE 7 -- SIGNIFICANT NONACCRUAL LOANS TO ONE BORROWER

     In July 1999, one of CIB Marine's borrowers (the "Borrower") experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower's net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. CIB Marine engaged in various transactions with this borrower and commenced certain legal proceedings to strengthen its collateral position and collect amounts owed by this Borrower.

     At September 30, 2002, the outstanding lending commitment to the Borrower and its related interests, including lines of credit which have not been fully drawn, was approximately $59.8 million, and the aggregate principal amount actually drawn and outstanding was approximately $53.3 million. A substantial amount of collateral held by CIB Marine related to loans made to the Borrower and its related interests includes certain of the assets of, and the Borrower's approximately 84% interest in, a closely held steel company (the "Steel Company").

     On April 25, 2002, the Borrower filed for bankruptcy reorganization. On August 21, 2002, the bankruptcy court entered a settlement order which established CIB Marine's claim at $15.5 million, and provided that in the event the Borrower fails to pay CIB Marine $13.3 million on or before October 30, 2002, CIB Marine would become the owner of the Borrower's 84% interest in the Steel Company subject to an option of the Borrower to acquire the 84% interest in the Steel Company from CIB Marine on or before December 31, 2002. The settlement also resulted in the transfer of the Borrower's interest in a condominium development in exchange for a $0.8 million reduction in the amount of CIB Marine's claim, and a release and dismissal of any claims that the Borrower and CIB Marine may have against the other. The Borrower failed to pay CIB Marine the $13.3 million on or before October 30, 2002, and CIB Marine became the owner of the Borrower's 84% interest in the Steel Company. On October 31, 2002, CIB Marine recognized a $1.8 million charge-off related to the loans that were secured by the stock in the Steel Company, and transferred $11.5 million to Other Assets, which represents CIB Marine's estimate of the fair market value of the Steel Company. CIB Marine is in the process of developing a strategy to dispose of the Steel Company stock and its interest in the condominium development to maximize their sales price. The investment in the Steel Company is accounted for as an asset held for sale and therefore it is not expected that the Steel Company's financial statements will be consolidated with CIB Marine's consolidated financial statements. The Steel Company will be accounted for on the equity method and CIB Marine's proportionate share of income will be recorded in other income. Additional information about the Borrower and its loans from CIB Marine are discussed in Item 2 in "Loans -- Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing."

NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145 rescinds Statement No. 4 ("SFAS 4"), which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect, if material in the aggregate. Due to the rescission of SFAS 4, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 64 amended SFAS 4, and is no longer necessary because of the rescission of SFAS 4. Statement No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS 145 also amends Statement No. 13 ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 also makes technical corrections to existing pronouncements which are generally not substantive in nature. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. The adoption had no effect on CIB Marine's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Under previous accounting guidance, a company recognized a liability for an exit cost when it committed to an exit plan. Under SFAS 146, expenses related to exit, disposal or restructuring activities initiated after December 31, 2002, will be recorded when such costs are incurred and can be measured at fair value. Any recorded liability would be adjusted for future changes in estimated cash flows. The future impact to CIB Marine will be determined by any future activities in these areas. CIB Marine does not currently have plans in any of these areas, but has occasionally conducted these types of activities in the past.

NOTE 9 -- ACQUISITIONS

     CIB Marine acquired in the third quarter of 2002 a factored receivable lending business and certain related assets from a borrower in connection with a loan workout situation. A loan charge-off of $2.1 million was recorded based upon an independent valuation of the acquired business. Total assets of this subsidiary were $10.1 million at September 30, 2002 and included $3.9 million of intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents CIB Marine's consolidated financial condition as of September 30, 2002 and results of operations for the three and nine months ended September 30, 2002. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report as well as CIB Marine's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     - Changes in the legislative and regulatory environment which adversely affect CIB Marine;

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

RESULTS OF OPERATIONS

     OVERVIEW

     CIB Marine's net income decreased $4.6 million, or 67.4%, from $6.8 million in the third quarter of 2001 to $2.2 million in the third quarter of 2002. The decrease in net income is primarily the result of a $8.7 million increase in the provision for loan losses and a $1.8 million litigation settlement. This decrease was partially offset by higher net interest income, which increased $4.9 million from the previous year. The increase in the provision for loan losses is due primarily to an increase in loan charge-offs and nonperforming loans. Additional information about nonperforming loans is discussed in Item 2 "Loans -- Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing."

     Diluted earnings per share decreased $0.25, or 67.6%, from $0.37 for the third quarter of 2001 to $0.12 for the third quarter of 2002. The return on average assets was 0.27% in the third quarter of 2002 as compared to 1.03% in the third quarter of 2001. The return on average equity was 3.37% in the third quarter of 2002, as compared to 11.85% in the third quarter of 2001.

     CIB Marine's net income decreased $4.7 million, or 24.5%, from $19.1 million for the nine-month period ended September 30, 2001 to $14.4 million for the nine-month period ended September 30, 2002. The decrease in net income is primarily the result of a $14.5 million increase in the provision for loan losses and higher noninterest expense of $11.8 million. These increases were partially offset by a $14.8 million increase in net interest income and a $2.7 million increase in noninterest income. The increase in the provision for loan losses is due primarily to an increase in loan charge-offs and nonperforming loans. Additional information about nonperforming loans is discussed in Item 2 "Loans -- Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing." See also Footnote 6 for disclosures related to SFAS 142 and 147 and their impact on net income.

     Diluted earnings per share decreased $0.28, or 26.4%, from $1.06 for the nine months ended September 30, 2001 to $0.78 for the nine months ended September 30, 2002. In addition to the previously mentioned factors affecting net income, increased average shares outstanding reduced diluted earnings per share by two cents in the nine months ended September 30, 2002 compared to the same period of last year. The return on average assets was 0.61% for the nine-month period ended September 30, 2002 as compared to 0.98% for the nine-month period ended September 30, 2001. The return on average equity was 7.59% for the nine-month period ended September 30, 2002, as compared to 11.70% for the nine-month period ended September 30, 2001.

     The following table sets forth the percentage change in the average balance sheet or income statement items represented from the three and nine-month periods ended September 30, 2001 to the comparable periods ended September 30, 2002.

                                                             QUARTER ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2002       SEPTEMBER 30, 2002
                                                         VS. SEPTEMBER 30, 2001   VS. SEPTEMBER 30, 2001
                                                         ----------------------   ----------------------
SELECTED AVERAGE BALANCE SHEET ITEMS
Total loans, including held for sale...................           24.61%                   26.25%
Total interest-earning assets..........................           24.62                    22.83
Total assets...........................................           24.53                    22.09
Total deposits.........................................           28.35                    22.75
Total interest-bearing liabilities.....................           24.67                    22.52

SELECTED INCOME STATEMENT ITEMS
Net interest income after provision for loan losses
  (TE).................................................          (19.20)%                   0.80%
Noninterest income.....................................           (5.88)                   19.96
Noninterest expense....................................           30.35                    30.09
Net income.............................................          (67.38)                  (24.53)
Diluted earnings per share.............................          (67.57)                  (26.42)

-------------------------
(TE) Tax-equivalent basis at 35%

     CIB Marine's asset growth has been largely attributable to the implementation of its business strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel and expanding in both new and existing markets. During the first nine months of 2002, CIB Marine established two new branch facilities. During 2001, CIB Marine established four new branch facilities and acquired Citrus Financial Services, Inc., including its banking subsidiary Citrus Bank, which at the time had total assets of $84.2 million and three banking facilities located along central Florida's Atlantic coast. CIB Marine has raised a significant portion of the capital necessary to facilitate this growth through the sale of its common stock in private placement offerings and through the issuance of guaranteed trust preferred securities, which qualify, subject to certain limitations, as Tier 1 Capital for regulatory purposes. CIB Marine raised $7.9 million during the first nine months of 2002 through the sale of common stock and $6.0 million during the same period in 2001. In addition, CIB Marine raised $19.6 million during the first nine months of 2002 and $14.6 million in the first nine months of 2001 through the issuance of guaranteed trust preferred securities. CIB Marine had 51 banking facilities and 825 full-time equivalent employees at September 30, 2002, as compared to 46 banking facilities and 731 full-time equivalent employees at September 30, 2001.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                         AT OR FOR THE QUARTER ENDED             AT OR FOR THE NINE MONTHS ENDED
                                   ---------------------------------------   ---------------------------------------
                                   SEPTEMBER 30, 2002   SEPTEMBER 30, 2001   SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                   ------------------   ------------------   ------------------   ------------------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
  Interest and dividend income...     $    51,638          $    49,709          $   151,233          $   154,686
  Interest expense...............          24,748               27,707               72,642               90,906
                                      -----------          -----------          -----------          -----------
  Net interest income............          26,890               22,002               78,591               63,780
  Provision for loan losses......          11,713                3,061               23,476                9,004
                                      -----------          -----------          -----------          -----------
    Net interest income after
      provision for loan
      losses.....................          15,177               18,941               55,115               54,776
  Noninterest income(1)..........           5,780                6,141               16,616               13,851
  Noninterest expense............          18,747               14,382               51,123               39,299
                                      -----------          -----------          -----------          -----------
  Income before income taxes.....           2,210               10,700               20,608               29,328
    Income tax expense
      (benefit)..................             (15)               3,880                6,221               10,266
                                      -----------          -----------          -----------          -----------
        Net income...............     $     2,225          $     6,820          $    14,387          $    19,062
                                      ===========          ===========          ===========          ===========
COMMON SHARE DATA
  Basic earnings per share.......     $      0.12          $      0.38          $      0.79          $      1.08
  Diluted earnings per share.....            0.12                 0.37                 0.78                 1.06
  Dividends......................              --                   --                   --                   --
  Book value per share...........     $     14.22          $     12.94          $     14.22          $     12.94
  Weighted average shares
    outstanding -- basic.........      18,241,287           17,876,203           18,118,695           17,709,627
  Weighted average shares
    outstanding -- diluted.......      18,636,777           18,212,012           18,505,571           18,032,676
FINANCIAL CONDITION DATA
  Total assets...................     $ 3,336,208          $ 2,708,730          $ 3,336,208          $ 2,708,730
  Loans, including held for
    sale.........................       2,774,030            2,198,077            2,774,030            2,198,077
  Securities.....................         441,018              410,068              441,018              410,068
  Deposits.......................       2,713,061            2,123,802            2,713,061            2,123,802
  Borrowings, including
    guaranteed trust preferred
    securities...................         339,116              332,566              339,116              332,566
  Stockholders' equity...........         259,789              231,327              259,789              231,327
FINANCIAL RATIOS AND OTHER DATA
  Performance ratios:
    Net interest margin(2).......            3.41%                3.48%                3.46%                3.45%
    Net interest spread(3).......            2.99                 2.90                 3.04                 2.82
    Noninterest income to average
      assets(4)..................            0.58                 0.69                 0.57                 0.55
    Noninterest expense to
      average assets.............            2.27                 2.17                 2.16                 2.03
    Efficiency ratio(5)..........           58.40                53.33                54.69                51.86
    Return on average
      assets(6)..................            0.27                 1.03                 0.61                 0.98
    Return on average
      equity(7)..................            3.37                11.85                 7.59                11.70
  Asset quality ratios:
    Nonaccrual loans,
      restructured and 90 days or
      more past due and still
      accruing loans to total
      loans, including held for
      sale.......................            2.07%                1.76%                2.07%                1.76%
    Nonperforming assets and 90
      days or more past due and
      still accruing loans to
      total assets...............            1.77                 1.56                 1.77                 1.56
    Allowance for loan losses to
      total loans, including held
      for sale...................            1.82                 1.41                 1.82                 1.41
    Allowance for loan losses to
      nonaccrual, restructured
      and 90 days or more past
      due and still accruing
      loans......................           87.65                80.27                87.65                80.27
    Net charge-offs annualized to
      average total loans,
      including held for sale....            0.49                 0.10                 0.38                 0.13
  Capital ratios:
    Total equity to total
      assets.....................            7.79%                8.54%                7.79%                8.54%
    Total risk-based capital
      ratio......................           10.94                11.27                10.94                11.27
    Tier 1 risk-based capital
      ratio......................            9.69                10.04                 9.69                10.04
    Leverage capital ratio.......            9.28                 9.73                 9.28                 9.73
  Other data:
    Number of employees
      (full-time equivalent).....             825                  731                  825                  731
    Number of banking
      facilities.................              51                   46                   51                   46

---------------

(1) Noninterest income includes pre-tax gains on investment securities of $1.0 million for the quarter ended September 30, 2002, $1.6 million for the quarter ended September 30, 2001, $3.1 million for the nine months ended September 30, 2002 and $3.1 million for the nine months ended September 30, 2001.

(2) Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

(3) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4) Annualized noninterest income excluding gains and losses on securities to average assets.

(5) The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6) Return on average assets is annualized net income divided by average total assets.

(7) Return on average equity is annualized net income divided by average common equity.

     NET INTEREST INCOME

     The following tables sets forth information regarding average balances, interest income and interest expense, and the average rates earned or paid for each of CIB Marine's major asset, liability and stockholders' equity categories as applicable. The tables express interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these assets. The tax-equivalent adjustment was based on CIB Marine's effective federal income tax rate of 35%.

                                                                          QUARTER ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------------------
                                                                2002                                       2001
                                               ---------------------------------------    ---------------------------------------
                                                AVERAGE       INTEREST       AVERAGE       AVERAGE       INTEREST       AVERAGE
                                                BALANCE      EARNED/PAID    YIELD/COST     BALANCE      EARNED/PAID    YIELD/COST
                                                -------      -----------    ----------     -------      -----------    ----------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE)
Securities:
  Taxable..................................    $  422,437      $ 4,607         4.36%      $  330,673      $ 4,882         5.91%
  Tax-exempt...............................        62,055          938         6.04           58,590        1,042         7.11
                                               ----------      -------        -----       ----------      -------        -----
  Total securities.........................       484,492        5,545         4.58          389,263        5,924         6.09
Loans(1) (2):
  Commercial and agricultural..............     2,562,898       44,646         6.91        2,047,777       41,989         8.14
  Real estate..............................        53,439          888         6.59           58,929        1,204         8.11
  Installment and other consumer...........         6,206          132         8.44           14,911          292         7.77
                                               ----------      -------        -----       ----------      -------        -----
    Total loans............................     2,622,543       45,666         6.91        2,121,617       43,485         8.13
Federal funds sold.........................        29,150          144         1.96           22,699          213         3.72
Loans held for sale........................        49,965          746         5.92           23,036          502         8.65
                                               ----------      -------        -----       ----------      -------        -----
    Total interest-earning assets (TE).....     3,186,150       52,101         6.49        2,556,615       50,124         7.79
                                                               -------        -----                       -------        -----
NONINTEREST-EARNING ASSETS
Cash and due from banks....................        45,805                                     26,911
Premises and equipment.....................        28,055                                     26,044
Allowance for loan losses..................       (43,786)                                   (29,993)
Accrued interest receivable and other
  assets...................................        57,724                                     49,434
                                               ----------                                 ----------
  Total noninterest-earning assets.........        87,798                                     72,396
                                               ----------                                 ----------
    Total assets...........................    $3,273,948                                 $2,629,011
                                               ==========                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits.........    $   57,685      $   150         1.03%      $   54,083      $   270         1.98%
  Money market.............................       299,837        1,689         2.23          265,831        2,186         3.26
  Other savings deposits...................       142,232          924         2.58           46,299          299         2.56
  Time deposits............................     1,970,193       19,123         3.85        1,569,695       21,219         5.36
                                               ----------      -------        -----       ----------      -------        -----
    Total interest-bearing deposits........     2,469,947       21,886         3.52        1,935,908       23,974         4.91
Borrowings -- short-term...................       248,638        1,459         2.33          212,695        1,973         3.68
Borrowings -- long-term....................        45,242          332         2.91           61,175          698         4.53
Guaranteed trust preferred securities......        40,869        1,071        10.48           40,000        1,062        10.62
                                               ----------      -------        -----       ----------      -------        -----
    Total borrowed funds...................       334,749        2,862         3.40          313,870        3,733         4.73
    Total interest-bearing liabilities.....     2,804,696       24,748         3.50        2,249,778       27,707         4.89
                                                               -------        -----                       -------        -----
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits........       184,612                                    132,254
Accrued interest and other liabilities.....        22,316                                     18,706
                                               ----------                                 ----------
    Total noninterest-bearing
      liabilities..........................       206,928                                    150,960
                                               ----------                                 ----------
Stockholders' equity.......................       262,324                                    228,273
                                               ----------                                 ----------
Total liabilities and stockholders'
  equity...................................    $3,273,948                                 $2,629,011
                                               ==========                                 ==========
NET INTEREST INCOME (TE) AND NET
  INTEREST SPREAD(3).......................                    $27,353         2.99%                      $22,417         2.90%
                                                               =======        =====                       =======        =====
NET INTEREST MARGIN (TE)(4)................                                    3.41%                                      3.48%
                                                                              =====                                      =====

-------------------------

(TE) Tax-equivalent basis of 35%

(1) Loan balance totals include nonaccrual loans.

(2) Interest earned on loans include amortized loan fees of $2.1 million and $2.5 million for the quarters ended September 30, 2002 and 2001, respectively.

(3) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4) Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------
                                                           2002                                       2001
                                          ---------------------------------------    ---------------------------------------
                                           AVERAGE       INTEREST       AVERAGE       AVERAGE       INTEREST       AVERAGE
                                           BALANCE      EARNED/PAID    YIELD/COST     BALANCE      EARNED/PAID    YIELD/COST
                                           -------      -----------    ----------     -------      -----------    ----------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE)
Securities:
  Taxable.............................    $  428,750     $ 15,288         4.75%      $  395,949     $ 18,057         6.08%
  Tax-exempt..........................        59,221        2,937         6.61           59,409        3,314         7.44
                                          ----------     --------        -----       ----------     --------        -----
  Total securities....................       487,971       18,225         4.98          455,358       21,371         6.26
Loans(1)(2):
  Commercial and agricultural.........     2,474,884      129,170         6.98        1,938,222      127,491         8.79
  Real estate.........................        54,806        2,730         6.66           59,406        3,722         8.38
  Installment and other consumer......         6,790          411         8.09           16,591        1,040         8.38
                                          ----------     --------        -----       ----------     --------        -----
    Total loans.......................     2,536,480      132,311         6.97        2,014,219      132,253         8.78
Federal funds sold....................        33,460          485         1.94           25,823          942         4.88
Loans held for sale...................        33,878        1,608         6.35           21,667        1,408         8.69
                                          ----------     --------        -----       ----------     --------        -----
    Total interest-earning assets
      (TE)............................     3,091,789      152,629         6.60        2,517,067      155,974         8.28
                                                         --------        -----                      --------        -----
NONINTEREST-EARNING ASSETS:
Cash and due from banks...............        34,655                                     25,077
Premises and equipment................        27,934                                     25,339
Allowance for loan losses.............       (39,525)                                   (27,666)
Accrued interest receivable and other
  assets..............................        51,217                                     53,370
                                          ----------                                 ----------
Total noninterest-earning assets......        74,281                                     76,120
                                          ----------                                 ----------
Total assets..........................    $3,166,070                                 $2,593,187
                                          ==========                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
  Interest-bearing demand deposits....    $   57,944     $    446         1.03%      $   53,170     $    871         2.19%
  Money market........................       262,909        3,997         2.03          239,053        7,182         4.02
  Other savings deposits..............       102,684        1,798         2.34           44,731          777         2.32
  Time deposits.......................     1,952,437       57,676         3.95        1,603,336       70,425         5.87
                                          ----------     --------        -----       ----------     --------        -----
    Total interest-bearing deposits...     2,375,974       63,917         3.60        1,940,290       79,255         5.46
Borrowings -- short-term..............       266,557        4,480         2.25          194,550        6,664         4.58
Borrowings -- long-term...............        46,202        1,050         3.04           55,453        2,025         4.88
Guaranteed trust preferred
  securities..........................        40,293        3,195        10.57           37,143        2,962        10.63
                                          ----------     --------        -----       ----------     --------        -----
Total borrowed funds..................       353,052        8,725         3.30          287,146       11,651         5.42
Total interest-bearing liabilities....     2,729,026       72,642         3.56        2,227,436       90,906         5.46
                                                         --------        -----                      --------        -----
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits...       164,196                                    129,076
Accrued interest and other
  liabilities.........................        19,346                                     18,919
                                          ----------                                 ----------
    Total noninterest-bearing
      liabilities.....................       183,542                                    147,995
                                          ----------                                 ----------
Stockholders' equity..................       253,502                                    217,756
                                          ----------                                 ----------
Total liabilities and stockholders'
  equity..............................    $3,166,070                                 $2,593,187
                                          ==========                                 ==========
NET INTEREST INCOME (TE) AND NET
  INTEREST SPREAD(3)..................                   $ 79,987         3.04%                     $ 65,068         2.82%
                                                         ========        =====                      ========        =====
NET INTEREST MARGIN (TE)(4)...........                                    3.46%                                      3.45%
                                                                         =====                                      =====

-------------------------

(TE) Tax-equivalent basis of 35%

(1) Loan balance totals include nonaccrual loans.

(2) Interest earned on loans include amortized loan fees of $7.0 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively.

(3) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4) Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

     Net interest income on a tax-equivalent basis increased $5.0 million, or 22.0%, from $22.4 million for the third quarter of 2001 to $27.4 million for the third quarter of 2002. Net interest income on a tax-equivalent basis increased $14.9 million, or 22.9%, from $65.1 million for the first nine months of 2001 to $80.0 million for the same period in 2002. The increase in net interest income was primarily volume related as CIB Marine's average interest-earning assets grew by $629.5 million, or 24.6%, from the third quarter of 2001 to the third quarter of 2002, and $574.7 million, or 22.8%, from the first nine months of 2001 to the first nine months of 2002. The principal source of this growth occurred in CIB Marine's commercial loans and commercial real estate loans. Asset growth was primarily funded by increases in deposit liabilities and short-term borrowings.

     CIB Marine's interest rate spread increased nine basis points from 2.90% for the quarter ended September 30, 2001, to 2.99% for the quarter ended September 30, 2002, as a result of funding costs decreasing more rapidly than earning asset yields in the declining interest rate environment. CIB Marine's net interest margin declined by seven basis points during the same period from 3.48% to 3.41%. While interest rate spreads improved during the third quarter, the contribution to net interest margin attributable to interest free funds supporting earning assets was an offsetting factor. The higher interest rate environment of last year created a higher value on these interest-free funds.

     CIB Marine's interest rate spread increased 22 basis points from 2.82% for the nine months ended September 30, 2001, to 3.04% for the nine months ended September 30, 2002, as a result of funding costs decreasing more rapidly than earning asset yields in the declining rate environment. CIB Marine's net interest margin increased one basis point from 3.45% for the first nine months ended September 30, 2001 to 3.46% for the same period in 2002. While interest rate spreads improved during the third quarter, the contribution to net interest margin attributable to interest free funds supporting earning assets was an offsetting factor. The higher interest rate environment of last year created a higher value on these interest-free funds.

     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                       QUARTER ENDED SEPTEMBER 30, 2002        NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                 COMPARED TO                               COMPARED TO
                                     QUARTER ENDED SEPTEMBER 30, 2001 (1)    NINE MONTHS ENDED SEPTEMBER 30, 2001 (1)
                                    --------------------------------------   ----------------------------------------
                                    VOLUME     RATE      TOTAL    % CHANGE   VOLUME      RATE      TOTAL     % CHANGE
                                    -------   -------   -------   --------   -------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable.............  $1,173    $(1,448)  $  (275)    (5.63)%  $1,406    $ (4,175)  $ (2,769)   (15.33)%
Securities -- tax-exempt..........      59       (163)     (104)   (10.02)      (10)       (367)      (377)   (11.38)
                                    -------   -------   -------    ------    -------   --------   --------    ------
    Total securities..............   1,232     (1,611)     (379)    (6.40)    1,396      (4,542)    (3,146)   (14.72)
Commercial and agricultural.......   9,568     (6,911)    2,657      6.33    31,124     (29,445)     1,679      1.32
Real estate.......................    (105)      (211)     (316)   (26.25)     (272)       (720)      (992)   (26.65)
Installment and other consumer....    (183)        23      (160)   (54.79)     (594)        (35)      (629)   (60.48)
                                    -------   -------   -------    ------    -------   --------   --------    ------
    Total loans (including
      fees).......................   9,280     (7,099)    2,181      5.02    30,258     (30,200)        58      0.04
Federal funds sold................      50       (119)      (69)   (32.39)      224        (681)      (457)   (48.51)
Loans held for sale...............     441       (197)      244     48.61       649        (449)       200     14.20
                                    -------   -------   -------    ------    -------   --------   --------    ------
  Total interest income (TE)......  11,003     (9,026)    1,977      3.94    32,527     (35,872)    (3,345)    (2.14)
                                    -------   -------   -------    ------    -------   --------   --------    ------
INTEREST EXPENSE
Interest-bearing demand
  deposits........................      17       (137)     (120)   (44.44)       72        (497)      (425)   (48.79)
Money market......................     255       (752)     (497)   (22.74)      657      (3,842)    (3,185)   (44.35)
Other savings deposits............     623          2       625    209.03     1,015           6      1,021    131.40
Time deposits.....................   4,689     (6,785)   (2,096)    (9.88)   13,329     (26,078)   (12,749)   (18.10)
                                    -------   -------   -------    ------    -------   --------   --------    ------
    Total deposits................   5,584     (7,672)   (2,088)    (8.71)   15,073     (30,411)   (15,338)   (19.35)
Borrowings -- short term..........     295       (809)     (514)   (26.05)    1,937      (4,121)    (2,184)   (32.77)
Borrowings -- long term...........    (155)      (211)     (366)   (52.44)     (299)       (676)      (975)   (48.15)
Guaranteed trust preferred
  securities......................      23        (14)        9      0.85       250         (17)       233      7.87
                                    -------   -------   -------    ------    -------   --------   --------    ------
    Total borrowed funds..........     163     (1,034)     (871)   (23.33)    1,888      (4,814)    (2,926)   (25.11)
                                    -------   -------   -------    ------    -------   --------   --------    ------
  Total interest expense..........   5,747     (8,706)   (2,959)   (10.68)   16,961     (35,225)   (18,264)   (20.09)
                                    -------   -------   -------    ------    -------   --------   --------    ------
    NET INTEREST INCOME (TE)......  $5,256    $  (320)  $ 4,936    22.02%    $15,566   $   (647)  $ 14,919    22.93%
                                    =======   =======   =======    ======    =======   ========   ========    ======

-------------------------

(TE) Tax-equivalent basis of 35%

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

NONINTEREST INCOME

     The following table presents the significant components of our noninterest income.

                                                       QUARTER ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                      ----------------    ------------------
                                                       2002      2001      2002       2001
                                                       ----      ----      ----       ----
                                                              (DOLLARS IN THOUSANDS)
Loan fees.........................................    $1,062    $1,159    $ 3,167    $ 2,487
Mortgage banking revenue..........................     2,655     2,078      6,022      5,156
Deposit service charges...........................       813       728      2,407      2,004
Other service fees................................       149       140        362        384
Other income......................................        70       445      1,531        676
Gain on investment securities, net................     1,031     1,591      3,127      3,144
                                                      ------    ------    -------    -------
  Total noninterest income........................    $5,780    $6,141    $16,616    $13,851
                                                      ======    ======    =======    =======

     Noninterest income decreased $0.4 million, or 5.9%, from $6.1 million in the third quarter of 2001 to $5.8 million in the third quarter 2002. This decrease was primarily due to lower securities gains and other investment income partially offset by increased mortgage banking revenue.

     Mortgage banking revenue increased $0.6 million, or 27.8%, from $2.1 million in the third quarter of 2001 to $2.7 million in the third quarter of 2002. This increase was due to substantially higher mortgage lending volumes from the prior period.

     Deposit service charges increased $0.1 million, or 11.7%, from $0.7 million in the third quarter of 2001 to $0.8 million in the third quarter of 2002. This increase was primarily the result of an increase in the number of deposit accounts between the two periods.

     Other income decreased $0.3 million, from $0.4 million in the third quarter of 2001 to $0.1 million in the third quarter of 2002. The decline in other income was due primarily to reductions in equity income recognized from CIB Marine's limited partnerships and MICR, Inc. Additional information about these investments is included in "Other Assets".

     Securities gains declined $0.6 million from $1.6 million in the third quarter of 2001 to $1.0 million in the third quarter of 2002. CIB Marine repositioned its securities portfolio through sales after market rate decreases to promote long-term earnings.

     Noninterest income increased $2.7 million, or 20.0%, from $13.9 million for the nine months ended September 30, 2001 to $16.6 million for the first nine months of 2002.

     Loan fee income rose by $0.7 million, or 27.3%, from $2.5 million from the nine months ended September 30, 2001 to $3.2 million for the nine months ended September 30, 2002. The increase in loan fees was due primarily to the receipt of a loan syndication fee, a non-compliance loan fee from a borrower and increased letter of credit fees.

     Mortgage banking revenue increased $0.9 million, or 16.8%, from $5.2 million for the nine months ended September 30, 2001 to $6.0 million for the nine months ended September 30, 2002. This increase was due to substantially higher mortgage lending volumes from a year earlier.

     Deposit service charges increased $0.4 million, or 20.1%, from $2.0 million for the nine months ended September 30, 2001 to $2.4 million for the nine months ended September 30, 2002. This increase was primarily the result of an increase in the number of deposit accounts between the two periods.

     Other income increased $0.8 million, or 126.5%, from $0.7 million for the nine months ended September 30, 2001 to $1.5 million for the nine months ended September 30, 2002. This increase was primarily the result of higher equity income from CIB Marine's limited partnerships and MICR, Inc investments during the first six months of 2002.

     NONINTEREST EXPENSE

     The following table presents the significant components of our noninterest expense.

                                                      QUARTER ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                    ------------------    ------------------
                                                     2002       2001       2002       2001
                                                     ----       ----       ----       ----
                                                             (DOLLARS IN THOUSANDS)
Compensation and employee benefits..............    $10,053    $ 8,654    $30,047    $24,208
Equipment.......................................      1,112        799      2,876      2,243
Occupancy and premises..........................      1,348      1,300      4,240      3,771
Professional services...........................        846        596      2,198      1,452
Advertising/marketing...........................        332        228      1,097        684
Amortization of intangibles.....................        125        331        338        994
Telephone & data communications.................        463        383      1,518      1,031
Litigation settlements..........................      1,762         25      1,752         25
Merger-related charges..........................         --        477         --        477
Other expense...................................      2,706      1,589      7,057      4,414
                                                    -------    -------    -------    -------
  Total noninterest expense.....................    $18,747    $14,382    $51,123    $39,299
                                                    =======    =======    =======    =======

     Total noninterest expense increased $4.4 million, or 30.4%, from $14.4 million in the third quarter of 2001 to $18.7 million in the third quarter of 2002. The increase was primarily the result of our growth, including internal growth and the opening of new branch facilities, and litigation settlements.

     Compensation and employee benefits expense is the largest component of our noninterest expense and represented 59.1% of total noninterest expense, excluding the litigation settlement, for the third quarter of 2002 compared to 60.2% for the third quarter of 2001. Compensation and employee benefits expense increased $1.4 million, or 16.2%, from $8.7 million in the third quarter of 2001, to $10.1 million in the third quarter of 2002. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, the hiring of additional management personnel and increases in the salaries of existing personnel. Excluding employees of MICR, Inc., the total number of full-time equivalent employees increased 13.6% from 691 at September 30, 2001 to 785 at September 30, 2002. Compensation and employee benefits related to employees of MICR, Inc. are not included in compensation and employee benefits expense because MICR, Inc. is accounted for on the equity method.

     Equipment, occupancy and premises expense increased $0.4 million, or 17.2%, from $2.1 million in the third quarter of 2001 to $2.5 million in the third quarter of 2002. Telephone and data communications expense increased $0.1 million, or 20.9%, from $0.4 million in the third quarter of 2001 to $0.5 million in the third quarter of 2002. The increases in these expenditures were primarily attributable to the addition of banking facilities, increases in the number of full-time equivalent employees and the number of customers served by CIB Marine.

     Professional services expense increased $0.2 million, or 41.9%, from $0.6 million in the third quarter of 2001 to $0.8 million in the third quarter of 2002. The increase in other professional services expense was due primarily to increases in legal and other professional expenses including various loan and loan collection activities.

     Amortization of intangibles expense declined with the adoption of SFAS 142 and 147, which eliminated the amortization of certain intangible assets. See
Note 6 to the Consolidated Financial Statements for additional information.

     Litigation settlements expense was $1.8 million during the third quarter of 2002. The majority of this expense was related to the settlement of two separate but related lawsuits, which arose in the ordinary course of CIB Marine's business. Pursuant to the terms of the settlement, CIB Marine denies any wrongdoing in connection with the actions taken by CIB Marine giving rise to such litigation matters.

     Merger-related charges of $0.5 million were incurred in the third quarter of 2001 related to the Citrus Financial acquisition. These merger-related charges included asset write-downs, contract cancellations and professional fees.

     Other noninterest expense increased $1.1 million, or 68.4% from $1.6 million in the third quarter of 2001 to $2.7 million in the third quarter of 2002. The increase in other noninterest expense resulted primarily from increases in collection expenses along with higher underwriting, appraisal, recording, and other closing expenses resulting from the increase in residential mortgage lending volume.

     The efficiency ratio was 58.4% for the third quarter of 2002, compared to 53.3% for the third quarter 2001. Total noninterest expense as a percentage of average assets was 2.3% for the third quarter of 2002 and 2.2% for the third quarter of 2001.

     Total noninterest expense increased $11.8 million, or 30.1%, from $39.3 million for the nine months ended September 30, 2001 to $51.1 million for the nine months ended September 30, 2002. The increase in noninterest expense was primarily attributable to our growth, including internal growth and the opening of new branch facilities.

     Compensation and employee benefits expense increased $5.8 million, or 24.1%, from $24.2 million for the nine months ended September 30, 2001 to $30.0 million for the nine months ended September 30, 2002. The increase in compensation and employee benefits during this period is the result of the hiring of personnel to staff new banking facilities, the hiring of additional management personnel and increases in the salaries of existing personnel.

     Equipment and occupancy expenses increased $1.1 million, or 18.3%, from $6.0 million for the nine months ended September 30, 2001 to $7.1 million for the nine months ended September 30, 2002. The increases in these expenditures were primarily attributable to the addition of banking facilities and increases in the number of full-time equivalent employees and the number of customers served by CIB Marine.

     Professional services expense increased $0.7 million, or 51.4%, from $1.5 million for the nine months ended September 30, 2001 to $2.2 million for the nine months ended September 30, 2002. The increase in professional services expense during this period is the result of increases in the legal, consulting, and other professional expenses primarily related to various loan and loan collection activities.

     Amortization of intangibles expense declined with the adoption of SFAS 142 and 147, which eliminated the amortization of certain intangible assets. See
Note 6 to the Consolidated Financial Statements for a further discussion.

     Litigation settlements expense was $1.8 million during the third quarter of 2002. The majority of this expense was related to the settlement of two separate but related lawsuits, which arose in the ordinary course of CIB Marine's business. Pursuant to the terms of the settlement, CIB Marine denies any wrongdoing in connection with the actions taken by CIB Marine giving rise to such litigation matters.

     Merger-related charges of $0.5 million were incurred in the third quarter of 2001 related to the Citrus Financial acquisition. These merger-related charges included asset write-downs, contract cancellations and professional fees.

     Other noninterest expense increased $2.7 million, or 59.0%, from $4.4 million for the nine months ended September 30, 2001, to $7.1 million for the nine months ended September 30, 2002. The increase in noninterest expense was primarily the result of increased expenses related to the origination and sale of mortgage loans, operating losses related to our investment in low-income housing tax credit partnerships, and an increase in collection expenses.

     The efficiency ratio was 54.7% for the nine months ended September 30, 2002, as compared to 51.9% for the nine months ended September 30, 2001. Total noninterest expense as a percentage of average assets was 2.2% for the nine months ended September 30, 2002 and 2.0% for the nine months ended September 30, 2001.

     INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting. A tax benefit was recorded in the quarter ended September 30, 2002 due to a net loss for tax purposes. The effective tax rate for the nine-month period ended September 30, 2002 was 30.2% compared to 35.0% for the same period in 2001. The decrease in the effective tax rates was primarily due to lower income before income taxes, the increase in the percentage of tax-exempt municipal interest as compared to pre-tax income, as well as various tax planning strategies implemented by CIB Marine.

FINANCIAL CONDITION

     OVERVIEW

     CIB Marine's total assets increased $387.7 million, or 13.1%, from $2.9 billion at December 31, 2001 to $3.3 billion at September 30, 2002. Asset growth occurred primarily in loans, which increased $271.9 million, or 11.4%, from $2.4 billion at December 31, 2001 to $2.7 billion at September 30, 2002. Additionally, loans held for sale increased $78.4 million as a result of increased mortgage lending volumes. This growth was primarily funded by deposits, which increased $442.7 million, or 19.5%, from $2.3 billion at December 31, 2001 to $2.7 billion at September 30, 2002.

     LOANS HELD FOR SALE

     Loans held for sale, which are comprised primarily of residential first mortgage loans, increased $78.4 million, or 228.5%, from $34.3 million at December 31, 2001 to $112.7 million at September 30, 2002. CIB Marine originated $198.9 million, purchased $555.9 million and sold $682.3 million of loans held for sale in the first nine months of 2002, compared to $151.9 million originated, $485.6 million purchased, and

$635.6 million sold, in the first nine months of 2001. The increase in volume was primarily due to a lower interest rate environment during the first nine months of 2002.

     SECURITIES

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                           AT SEPTEMBER 30, 2002               AT DECEMBER 31, 2001
                                     ---------------------------------   ---------------------------------
                                                FAIR MARKET   YIELD TO              FAIR MARKET   YIELD TO
                                      AMOUNT       VALUE      MATURITY    AMOUNT       VALUE      MATURITY
                                      ------    -----------   --------    ------    -----------   --------
                                                            (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Government & Agencies.........  $  8,485    $  8,602      6.81%     $ 21,484     $22,150      6.63%
States and political
  subdivisions.....................    62,119      64,810      6.39        59,527      60,570      6.88
Other notes and bonds..............       450         450      7.10           450         450      7.10
Mortgage-backed securities.........    10,329      10,815      7.32        15,148      15,589      7.11
                                     --------    --------       ---      --------     -------       ---
     Total securities held to
       maturity....................    81,383      84,677      6.55        96,609      98,759      6.86
                                     --------    --------       ---      --------     -------       ---
AVAILABLE FOR SALE
U.S. Government & Agencies.........   113,592     114,901      3.57       104,601     107,729      5.47
States and political
  subdivisions.....................     7,934       8,043      3.96         2,629       2,838      9.18
Other notes and bonds..............       600         600      6.63           600         600      6.63
Commercial paper...................     8,800       8,804      2.12         6,999       7,007      2.30
Mortgage-backed securities.........   215,745     218,526      5.22       195,386     196,999      5.81
Federal Home Loan Bank stock.......     7,256       7,256      5.01         6,575       6,575      5.78
Other equities.....................     1,505       1,505       N/A         1,018       1,018       N/A
                                     --------    --------       ---      --------     -------       ---
     Total securities available for
       sale........................   355,432     359,635      4.56       317,808     322,766      5.63
                                     --------    --------       ---      --------     -------       ---
     Total securities before market
       value adjustment............   436,815                  4.93%      414,417                  5.92%
                                                                ===                                 ===
Available for sale market value
  adjustment (SFAS 115)............     4,203                               4,958
                                     --------                            --------
     TOTAL SECURITIES..............  $441,018                            $419,375
                                     ========                            ========

     Total securities outstanding at September 30, 2002, were $441.0 million, an increase of $21.6 million, or 5.2%, compared to $419.4 million at December 31, 2001. The ratio of total securities to total assets was 13.2% at September 30, 2002, as compared to 14.2% at December 31, 2001.

     At September 30, 2002, 28.0% of the portfolio consisted of U.S. Treasury and Government Agency securities, compared to 30.4% at December 31, 2001. Mortgage-backed securities represented 51.9% of the portfolio at September 30, 2002, and 50.8% at December 31, 2001. Obligations of states, and political subdivisions of states, represented 15.9% of the portfolio at September 30, 2002, and 15.0% at December 31, 2001. Most of these obligations were general obligations of states, or political subdivisions of states, in which CIB Marine's subsidiaries are located. Commercial paper accounted for 2.0% of the portfolio at September 30, 2002, as compared to 1.7% at December 31, 2001.

     As of September 30, 2002, excluding the effect of the net unrealized gain, $355.4 million, or 81.4%, of the securities portfolio were classified as available for sale, and $81.4 million, or 18.6%, of the portfolio were classified as held to maturity. At December 31, 2001, 76.7% were classified as available for sale and 23.3% were classified as held to maturity. The increase in the percentage of securities classified as available for sale reflects CIB Marine's decision to make a larger percentage of the securities portfolio available to meet its liquidity needs, if necessary, and to provide the opportunity to react to changes in market interest rates and changes in the spread relationship between alternative investments.

     At September 30, 2002, the net unrealized gain of the available for sale securities was $4.2 million, compared to $5.0 million at December 31, 2001. The reduction in the unrealized gain since December 31, 2001 was due in part to the sale of securities during the first nine months of 2002 and the recognition of $3.1 million in realized gains.

     LOANS

     Loans, net of the allowance for loan losses, were $2.6 billion at September 30, 2002, an increase of $255.5 million, or 10.8%, from $2.4 billion at December 31, 2001, and represented 78.3% of CIB Marine's total assets at September 30, 2002, and 80.0% at December 31, 2001. Most of the increase was in commercial real estate and construction loans, which in the aggregate represented 60.2% of gross loans at September 30, 2002 and 57.1% at December 31, 2001.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                      AS OF SEPTEMBER 30, 2002      AS OF DECEMBER 31, 2001
                                                      ------------------------      ------------------------
                                                                      (DOLLARS IN THOUSANDS)
Commercial........................................    $  895,269        33.5%       $  899,488        37.6%
Agricultural......................................         4,502         0.2             4,154         0.2
Factored receivables..............................         5,576         0.2                --          --
Real estate:
  1-4 family......................................       111,181         4.2            89,661         3.7
  Commercial......................................     1,121,715        42.0           975,904        40.7
  Construction....................................       484,815        18.2           394,081        16.4
Consumer..........................................         5,461         0.2             8,041         0.3
Credit card loans.................................           389          --               428          --
Other.............................................        40,166         1.5            25,409         1.1
                                                      ----------       -----        ----------       -----
  Gross loans.....................................     2,669,074       100.0%        2,397,166       100.0%
                                                                       =====                         =====
Deferred loan fees................................        (7,703)                       (7,684)
Allowance for loan losses.........................       (50,424)                      (34,078)
                                                      ----------                    ----------
       Net loans..................................    $2,610,947                    $2,355,404
                                                      ==========                    ==========

     CIB Marine acquired in the third quarter of 2002 a factored receivables lending business and certain related assets from a borrower in connection with a loan workout situation. This transaction resulted in a $2.1 million charge-off of loans to the borrower and the recording of $3.9 million of intangible assets associated with the value of the acquired company and its existing customer base.

     CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the stockholders' equity of CIB Marine.

     At September 30, 2002, CIB Marine had four secured borrowing relationships with unrelated individual borrowers that exceeded 25% of stockholders' equity. These relationships include:

     1. Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of September 30, 2002, was $111.3 million or 42.8% of CIB Marine's stockholders' equity and 4.2% of gross loans. The aggregate principal amount actually drawn and outstanding was $105.5 million at September 30, 2002. The majority of these loans are in the nursing/convalescent home industry. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets including stock in a community bank. At September 30, 2002, all of the loans to this borrower and its related interests were current.

     2. Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of September 30, 2002, was $109.6 million or 42.2% of CIB Marine's stockholders' equity and 4.1% of gross loans. The aggregate principal amount actually drawn and outstanding was $77.1 million at September 30, 2002. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. At September 30, 2002, all of the loans to this borrower and its related interests were current.

     3. Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of September 30, 2002, was $74.0 million or 28.5% of CIB Marine's stockholders' equity and 2.8% of gross loans. The aggregate principal amount actually drawn and outstanding was $65.7 million at September 30, 2002. The majority of these loans are in the commercial real estate development and the nursing/convalescent home industries. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets. At September 30, 2002, all of the loans to this borrower and its related interests were current.

     4. Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of September 30, 2002, was $74.0 million, or 28.5% of CIB Marine's stockholders' equity and 2.8% of gross loans. The aggregate principal amount actually drawn and outstanding was $44.6 million at September 30, 2002. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. In January 2002, a commercial real estate loan to a related interest of this borrower with an outstanding balance of $3.2 million was classified as restructured. CIB Marine does not believe that there will be any loss with respect to this restructured loan. At September 30, 2002, all of the loans to this borrower and its related interests were current.

     Approximately $10.1 million of the above described outstanding loan balances are counted in more than one of the described relationships.

     At September 30, 2002, CIB Marine also had credit relationships within five industries or industry groups that exceeded 25% of its stockholders' equity. The total outstanding balance to commercial real estate developers, investors and contractors was approximately $593.2 million, or 22.3% of total loans and 228.3% of stockholders' equity. The total outstanding balance to residential real estate developers, investors and contractors was approximately $591.4 million, or 22.2% of total loans and 227.6% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $207.7 million, or 7.8% of total loans and 80.0% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $136.0 million, or 5.1% of total loans and 52.3% of stockholders' equity. The total outstanding balance of loans made in the health care facility industry was approximately $85.2 million, or 3.2% of total loans and 32.8% of stockholders' equity.

     PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses represents charges against earnings in order to maintain an allowance for loan losses. CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of the provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. The provision for loan losses was $11.7 million for the third quarter of 2002, compared to $3.1 million for the third quarter of 2001. The provision for loan losses for the nine-month period ended September 30, 2002, was $23.5 million, as compared to $9.0 million for the nine-month period ended September 30, 2001. The increase in the provision was primarily the result of an increase in the amount of net loan charge-offs, nonperforming loans, and the credit risk associated with certain borrowing relationships. Total charge-offs for the third quarter of 2002 and 2001 were $3.7 million and $0.6 million, respectively, while recoveries were $0.4 million and $0.04 million, respectively. Total charge-offs for the nine-month periods ended September 30, 2002 and 2001 were $7.9 million and $2.3 million, while recoveries were $0.6 million and $0.3 million, respectively. The increase in charge-offs was primarily the result of three lending relationships. At September 30, 2002, the allowance for loan losses was $50.4 million, or 1.82% of total loans outstanding, as compared to $34.1 million and 1.41%, respectively, at December 31, 2001. As a result of the increase in nonperforming loans, the ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans decreased from 94.1% at December 31, 2001 to 87.7% at September 30, 2002.

     Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans, there can be no assurance that the allowance will prove sufficient to cover actual losses in the future. In addition, our various banking regulatory agencies, as part of their normal examination process, periodically review the adequacy of the allowance. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

     The following table summarizes changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2002 and 2001.

                                                       QUARTER ENDED                 NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2002            2001            2002            2001
                                               -------------   -------------   -------------   -------------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD...............   $   41,905      $   28,509      $   34,078      $   23,988
Loans charged-off:
  Commercial.................................       (2,812)           (225)         (5,856)         (1,338)
  Real estate
     1-4 Family..............................          (17)            (12)            (90)            (22)
     Commercial..............................         (823)           (171)         (1,833)           (615)
     Construction............................           --            (100)             --            (100)
  Consumer...................................           --             (75)            (71)           (163)
  Credit card................................          (20)            (10)            (28)            (18)
                                                ----------      ----------      ----------      ----------
       Total charged-off.....................       (3,672)           (593)         (7,878)         (2,256)
                                                ----------      ----------      ----------      ----------
Recoveries of loans charged-off:
  Commercial.................................           55               9             281             180
  Real estate
     1-4 Family..............................            5              --              19              16
     Commercial..............................          291               6             292              37
     Construction............................           --              --              --              --
  Consumer...................................            5              20              28              42
  Credit card................................           --               1               6               2
                                                ----------      ----------      ----------      ----------
       Total recoveries......................          356              36             626             277
                                                ----------      ----------      ----------      ----------
Net loans charged-off........................       (3,316)           (557)         (7,252)         (1,979)
Allowance acquired...........................          122              --             122              --
Provision for loan losses....................       11,713           3,061          23,476           9,004
                                                ----------      ----------      ----------      ----------
BALANCE AT END OF PERIOD.....................   $   50,424      $   31,013      $   50,424      $   31,013
                                                ==========      ==========      ==========      ==========
Percentage of loans to gross loans
  receivable:
  Commercial loans...........................         35.4%           36.6%           35.4%           36.6%
  Real estate loans..........................         64.4            62.9            64.4            62.9
  Consumer loans.............................          0.2             0.5             0.2             0.5
                                                ----------      ----------      ----------      ----------
       Total.................................        100.0%          100.0%          100.0%          100.0%
RATIOS
Allowance for loan losses to total loans,
  including held for sale....................         1.82%           1.41%           1.82%           1.41%
Allowance for loan losses to nonaccrual,
  restructured and 90 days or more past due
  and still accruing loans...................        87.65           80.27           87.65           80.27
Net charge-offs annualized to average total
  loans, including average held for sale.....         0.49            0.10            0.38            0.13
Ratio of recoveries to loans charged-off.....         9.69            6.07            7.95           12.28
Total loans, including held for sale.........   $2,774,030      $2,198,077      $2,774,030      $2,198,077
Average total loans, including held for
  sale.......................................    2,672,508       2,144,653       2,570,358       2,035,886

     NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan documentation. A loan is classified as restructured when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties, that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required of the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days past due or more and still accruing, and related asset quality ratios as of the dates indicated.

                                                                   AT OR FOR THE QUARTER ENDED
                                                           --------------------------------------------
                                                           SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                               2002            2001           2001
                                                           -------------   ------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
  Nonaccrual Loans
  Commercial.............................................   $   22,080      $   17,746     $   19,003
  Real estate
     1-4 family..........................................        1,533           1,017          1,052
     Commercial..........................................       18,350          15,491         15,686
     Construction........................................        5,019              --             --
  Consumer...............................................           25             110             99
  Credit card............................................           --              --             --
  Other..................................................           --              --             --
                                                            ----------      ----------     ----------
       Total nonaccrual loans............................       47,007          34,364         35,840
                                                            ----------      ----------     ----------
  Foreclosed property....................................        1,603           3,168          3,680
  Restructured loans.....................................        3,523             309            661
                                                            ----------      ----------     ----------
       Total nonperforming assets........................   $   52,133      $   37,841     $   40,181
                                                            ==========      ==========     ==========
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
  Commercial.............................................   $    1,282      $      758     $      828
     Real estate
       1-4 family........................................          277             408              4
       Commercial........................................        5,380             195          1,095
       Construction......................................           --             152            152
  Consumer...............................................           57              22             28
  Credit card............................................           --              --             30
  Other..................................................           --              --             --
                                                            ----------      ----------     ----------
       Total loans 90 days or more past due and still
          accruing.......................................   $    6,996      $    1,535     $    2,137
                                                            ==========      ==========     ==========
Allowance for loan losses................................   $   50,424      $   34,078     $   31,013
Loans at end of period, including held for sale..........    2,774,030       2,423,777      2,198,077
RATIOS
Nonaccrual loans to total loans, including held for
  sale...................................................         1.69%           1.42%          1.63%
Foreclosed properties to total assets....................         0.05            0.11           0.14
Nonperforming assets to total assets.....................         1.56            1.28           1.48
Nonaccrual loans, restructured and 90 days or more past
  due and still accruing loans to total loans, including
  held for sale..........................................         2.07            1.49           1.76
Nonperforming assets and 90 days or more past due and
  still accruing loans to total assets...................         1.77            1.34           1.56

     Total nonaccrual loans were $47.0 million at September 30, 2002, $34.4 million at December 31, 2001, and $35.8 million at September 30, 2001. The ratio of nonaccrual loans to total loans was 1.69% at September 30, 2002, 1.42% at December 31, 2001, and 1.63% at September 30, 2001.

     At September 30, 2002, $38.8 million, or 82.5%, of nonaccrual loans consisted of the following seven lending relationships:

     (1) Commercial loans to the Borrower, as defined and described below, with an aggregate outstanding balance of $14.9 million as of September 30, 2002.

     (2) Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $8.7 million as of September 30, 2002, secured by first mortgages on two assisted living facilities which are under construction. Of this total, $3.8 million was transferred to nonaccrual in December 2000, and $4.9 million was transferred to nonaccrual in June 2001. Although CIB Marine allocated $3.0 million as a specific reserve to the allowance for loan losses for these loans during the third quarter of 2002, CIB Marine cannot provide assurances that the value will be maintained or that there will not be additional losses with respect to this relationship.

     (3) A commercial real estate loan and a construction loan with an aggregate outstanding balance of $5.1 million as of September 30, 2002, secured by a first mortgage on a income producing commercial property. This loan was transferred to nonaccrual during the second quarter of 2002. Although CIB Marine allocated $1.0 million as a specific reserve to the allowance for loan losses for these loans during the third quarter of 2002, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     (4) A commercial real estate loan with an outstanding balance of $3.3 million as of September 30, 2002, secured by a first mortgage on an improved commercial property, The loan was transferred to nonaccrual during the third quarter of 2002. While the value of the property securing the loan approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     (5) A commercial real estate loan with an outstanding balance of $2.7 million as of September 30, 2002, secured by a commercial development. The loan was transferred to nonaccrual during the fourth quarter of 2000. While the value of the property securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     (6) Commercial and commercial real estate loans with an aggregate outstanding balance of $2.1 million as of September 30, 2002, secured by a first mortgage on commercial property and a security interest in all business assets. The loans were transferred to nonaccrual during the second quarter of 2002. Although CIB Marine allocated $0.4 million as a specific reserve to the allowance for loan losses during the third quarter of 2002, CIB Marine cannot provide assurances that the value will be maintained or that there will not be additional losses with respect to this relationship.

     (7) A commercial real estate loan with an outstanding balance of $2.0 million as of September 30, 2002, secured by a first mortgage on a hotel. The loan was transferred to nonaccrual during the first quarter of 2001. In August of 2002, a partial charge-off of $0.6 million was taken. While the value of the property securing the obligation approximates the amount owed net of the partial charge-off, CIB Marine cannot provide assurances that the value will be maintained or that there will not be further losses with respect to this relationship.

     Foreclosed properties were $1.6 million at September 30, 2002, and consisted of two commercial properties acquired through foreclosure, one commercial property acquired through a voluntary transfer of assets by a borrower and two one-to-four family properties acquired through foreclosure.

     Restructured loans were $3.5 million at September 30, 2002, of which $3.2 million is a commercial real estate loan that was restructured in January 2002. This loan is current with respect to scheduled payments.

While CIB Marine believes that the value of the collateral securing these obligations approximates the amounts owed, we cannot provide assurances that the values will be maintained or that there will not be future losses with respect to any of these relationships.

     Loans 90 days or more past due and still accruing are loans which are delinquent with respect to the payment of principal and/or interest, but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $7.0 million in loans that were 90 days or more past due and still accruing at September 30, 2002, $1.5 million at December 31, 2001, and $2.1 million at September 30, 2001. Accrued interest on these loans was $0.19 million as of September 30, 2002, $0.07 million as of December 31, 2001, and $0.10 million as of September 30, 2001.

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

     The following table sets forth information regarding impaired loans:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                                -------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Impaired loans without a specific allowance but evaluated
  collectively for impairment...............................       $16,583         $ 5,723
Impaired loans with a specific allowance....................        27,536          18,237
                                                                   -------         -------
       Total impaired loans.................................       $44,119         $23,960
                                                                   =======         =======
Total allowance related to impaired loans...................       $ 9,796         $ 4,671
                                                                   =======         =======

     In July 1999, one of CIB Marine's borrowers (the "Borrower") experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower's net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. CIB Marine has closely monitored this borrowing relationship, including the collateral position of CIB Marine and other lenders, and engaged in various transactions with this borrower and commenced certain legal proceedings to strengthen its collateral position and collect amounts owed by this Borrower.

     At September 30, 2002, the outstanding lending commitment to the Borrower and its related interests was approximately $59.8 million, including lines of credit which have not been fully drawn, and the aggregate principal amount actually drawn and outstanding was approximately $53.3 million of which $14.9 million was in nonaccrual. A substantial amount of collateral held by CIB Marine related to this borrowing relationship includes certain of the assets of, and the Borrower's approximately 84% interest in, a closely held steel company (the "Steel Company"). Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.6% of the Steel Company. The loans in nonaccrual status consist primarily of direct loans to the Borrower which are secured, in whole or in part, by the Borrower's equity in the Steel Company. These nonaccrual loans are also considered to be impaired and $3.9 million was allocated as a specific reserve to the allowance for loan losses during the third quarter of 2001.

     On August 3, 2001, CIB Marine commenced a non-judicial foreclosure on one lot and 21 single-family residential homes constructed in a real estate development of the Borrower. CIB Marine acquired the properties for $2.3 million on September 14, 2001, and subsequently transferred them to foreclosed property at $2.2 million, their estimated market value, resulting in a $0.1 million write-down. At September 30, 2002 and December 31, 2001, the balance of these foreclosed properties was $0.5 million and $1.6 million, respectively. The $1.1 million reduction resulted from sales of homes.

     The following table summarizes CIB Marine's borrowing relationship with the Borrower, the Steel Company and the Lender as described below, as of September 30, 2002.

                                             COMMITTED/                     NON           TOTAL        TOTAL
                                             AVAILABLE     PERFORMING    PERFORMING    OUTSTANDING    EXPOSURE
                                             ----------    ----------    ----------    -----------    --------
                                                                  (DOLLARS IN THOUSANDS)
Loans directly to Borrower...............      $   --       $    --       $14,854        $14,854      $14,854
Loans to Steel Company...................       6,495        38,460            --         38,460       44,955
Loans to Lender and its related
  interests..............................          --        32,074            --         32,074       32,074
                                               ------       -------       -------        -------      -------
                                               $6,495       $70,534       $14,854        $85,388      $91,883
                                               ======       =======       =======        =======      =======

     On April 24, 2002, the Borrower filed a lawsuit against CIB Marine and certain of its officers seeking damages and to rescind the Borrower's pledge of the Steel Company stock as collateral. On April 25, 2002, the Borrower filed for bankruptcy reorganization and CIB Marine filed an action to lift the bankruptcy stay to take possession and control of the Borrower's interest in the Steel Company.

     On August 21, 2002, CIB Marine and the Borrower agreed upon a settlement of all claims and demands between the parties. The settlement order entered in the Bankruptcy Court established CIB Marine's claim at $15.5 million and provided that in the event the Borrower fails to pay CIB Marine $13.3 million on or before October 30, 2002, CIB Marine would become the owner of the Borrower's 84% interest in the Steel Company. The Borrower also has an option to acquire the 84% interest in the Steel Company from CIB Marine on or before December 31, 2002 for $14.5 million, plus any funds contributed by CIB Marine to the Steel Company after October 30, 2002. In addition, the settlement resulted in the transfer of the Borrower's interest in a condominium development in exchange for a $0.8 million reduction in the amount of CIB Marine's claim, and a release and dismissal by CIB Marine and the Borrower of any claims that each may have against the other.

     The Borrower failed to pay CIB Marine the $13.3 million on or before October 30, 2002, and CIB Marine became the owner of the Borrower's 84% interest in the Steel Company. On October 31, 2002, CIB Marine recognized a $1.8 million charge-off related to the loans that were secured by the stock in the Steel Company, and transferred $11.5 million to Other Assets, which represents CIB Marine's estimate of the fair market value of its ownership in the Steel Company. CIB Marine is in the process of developing a strategy to dispose of the Steel Company stock and its interest in the condominium development to maximize their sales price.

     While CIB Marine now owns 84% of the Steel Company, and has a security interest in the assets of the Steel Company, CIB Marine cannot provide assurance that its interests in, or loans to, the Steel Company will not become impaired in the future or that there will not be any future losses with respect to these assets.

     In April and December 2000, lawsuits were filed against the Borrower and the Steel Company by a lender (the "Lender"), and one of its related interests, to recover amounts due them. The Lender dismissed its lawsuit in November 2002. The Lender and this related interest also have an approximately 11.3% equity interest in the Steel Company. The Lender and certain of its related interests are also customers of, and have secured borrowing relationships with, CIB Marine. As of September 30, 2002, the total outstanding lending commitment associated with this relationship, including lines of credit which have not been fully drawn, was approximately $32.1 million and the aggregate principal amount actually drawn and outstanding was approximately $32.1 million, of which $2.0 million is 90 days or more past due and still accruing. A portion of the loans to this Lender is also secured by the customer's equity interest in the Steel Company, which is estimated to be worth $1.5 million. CIB Marine does not consider these loans impaired because of the financial condition of the Lender and its related interests, and its belief that the loans are adequately collateralized pursuant to CIB Marine's loan policy.

     OTHER ASSETS

     The following table sets forth information regarding other assets:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                                -------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Prepaid expenses............................................       $ 1,360         $   966
Accounts receivable.........................................         1,156           1,247
Fair value of derivatives...................................         7,986           4,870
Trust preferred securities underwriting fee, net of
  amortization..............................................         1,569           1,150
Investment in MICR, Inc. -- asset held for sale.............         6,191           6,628
Other investments...........................................         7,228           5,359
Current tax receivable......................................         1,527              --
Deferred tax assets.........................................         6,461              --
Other.......................................................           545             790
                                                                   -------         -------
                                                                   $34,023         $21,010
                                                                   =======         =======

     Other assets increased $13.0 million from $21.0 million at December 31, 2001 to $34.0 million at September 30, 2002. The majority of this increase was due to income tax accounts currently in a receivable or benefit position. The increases in the income tax assets resulted from deferred taxes associated with the higher loan loss provisions and lower than projected pre-tax income.

     MICR, Inc., a wholly-owned subsidiary of CIB-Chicago, was previously acquired in lieu of foreclosure and is classified as a held for sale asset in the Consolidated Balance Sheet. MICR, Inc. had income before income tax of $0.2 million for the quarter ended September 30, 2002, and $1.0 million for the nine-month period ended September 30, 2002, which is included in noninterest income in the Consolidated Statements of Income.

     The following table summarizes the composition of MICR, Inc.'s balance sheet as of the dates indicated.

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                                -------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Assets:
  Accounts receivable.......................................       $  698           $  657
  Inventory.................................................        1,021              981
  Other current assets......................................          315              979
  Property and equipment, net...............................          457              482
  Goodwill, net.............................................        4,157            4,212
                                                                   ------           ------
       Total assets.........................................       $6,648           $7,311
                                                                   ======           ======
Liabilities and shareholders' equity:
  Current liabilities.......................................          457              683
  Shareholders' equity......................................        6,191            6,628
                                                                   ------           ------
       Total liabilities and shareholders' equity...........       $6,648           $7,311
                                                                   ======           ======

     Other investments include investments in three limited partnerships which were purchased by CIB Marine in September 1999 from the Borrower. Equity in these investments was $3.2 million at September 30, 2002 and $2.6 million at December 31, 2001. During the nine-month period ended September 30, 2002, equity income in the partnerships increased CIB Marine's investment balance by $0.3 million and CIB Marine invested an additional $0.3 million pursuant to required capital calls. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. Because of its illiquidity and the effect of market volatility on equity investments such as this, this investment involves a higher risk of loss than other securities usually held in CIB Marine's investment portfolio.

     Other investments at September 30, 2002, also include a $1.6 million investment in the common stock of a closely held information services company, which represents less than a 5% interest in the company. In

December 2001, CIB Marine purchased 230,770 shares of the common stock of the company at a public sale from one of its subsidiary banks. The common stock was owned by the Borrower and held as collateral for certain loans made to the Borrower by the subsidiary bank. The proceeds were used by the subsidiary bank to pay off two loans and reduce the principal balance of a third loan. The amount of this investment reflects the purchase price of $1.6 million and is carried at approximately the lower of cost or estimated fair market value. Additional information about the Borrower and its loans from CIB Marine are discussed in "Loans -- Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing."

     Other investments at September 30, 2002, also include investments in three affordable housing partnerships of $2.3 million. CIB Marine engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships will provide affordable housing to low-income residents of central Illinois, Wisconsin, Arizona, Indianapolis, Nebraska and other locations. CIB Marine has a commitment to provide an additional $0.8 million to these partnerships over the next ten years.

     On October 30, 2002, CIB Marine acquired an 84% interest in the Steel Company pursuant to an agreed upon settlement order with the Borrower. Additional information about the Steel Company and the Borrower are discussed in "Loans -- Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing".

     The following table summarizes the composition of the Steel Company's balance sheet as of the dates indicated. The Steel Company's net income was $280 thousand for the nine months ended September 30, 2002 and $1.4 million for the year ended December 31, 2001.

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                                -------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Assets:
  Accounts receivable.......................................       $44,281         $ 46,830
  Inventory and work in progress............................         7,733           17,575
  Property and equipment, net...............................        24,355           25,487
  Other assets..............................................        19,471           11,356
                                                                   -------         --------
       Total assets.........................................       $95,840         $101,248
                                                                   =======         ========

Liabilities and stockholders' equity:
  Borrowed funds from CIB Marine............................       $35,669         $ 36,612
  Other borrowed funds......................................         1,814            1,813
  Other liabilities.........................................        44,733           49,390
  Stockholders' equity......................................        13,624           13,433
                                                                   -------         --------
       Total liabilities and stockholders' equity...........       $95,840         $101,248
                                                                   =======         ========

     DEPOSIT LIABILITIES

     Total deposits increased $443.4 million, or 19.5%, from $2.3 billion at December 31, 2001 to $2.7 billion at September 30, 2002. This increase was primarily due to a $200.0 million increase in time deposits and a $190.8 million increase in savings deposits. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 72.2% at September 30, 2002 and 77.5% at December 31, 2001. These percentages reflect CIB Marine's reliance on time deposits as a primary source of funding. At September 30, 2002 time deposits of $100,000 or more amounted to $679.9 million, or 34.7%, of total time deposits, compared to $629.4 million and 35.8% at December 31, 2001. CIB Marine issues brokered time deposits periodically to meet short term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $194.6 million, or 9.9%, of total time deposits at September 30, 2002, and $166.5 million, or 9.5% of total time deposits at December 31, 2001. Brokered time deposits included in time deposits of $100,000 or more were $176.1 million at September 30, 2002 and $148.9 million at December 31, 2001.

     At September 30, 2002, noninterest-bearing demand deposits were $209.2 million, interest-bearing demand deposits were $52.7 million, and savings deposits were $491.1 million. At December 31, 2001, non-interest bearing demand deposits were $148.7 million, interest-bearing demand deposits were $60.7 million and savings deposits were $300.3 million. The increase in money market and other savings deposits is a result of marketing and pricing strategies implemented during 2002 to attract these type of deposits.

     The following table sets forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                       SEPTEMBER 30,                     SEPTEMBER 30,                YEAR ENDED DECEMBER 31,
                              -------------------------------   -------------------------------   -------------------------------
                                           2002                              2002                              2001
                              -------------------------------   -------------------------------   -------------------------------
                                             % OF                              % OF                              % OF
                               AVERAGE      TOTAL     AVERAGE    AVERAGE      TOTAL     AVERAGE    AVERAGE      TOTAL     AVERAGE
                               BALANCE     DEPOSITS    RATE      BALANCE     DEPOSITS    RATE      BALANCE     DEPOSITS    RATE
                               -------     --------   -------    -------     --------   -------    -------     --------   -------
                                                                    (DOLLARS IN THOUSANDS)
Interest-bearing demand.....  $   57,685      2.17%    1.03%    $   57,944      2.28%    1.03%    $   53,670      2.57%    1.91%
Money market................     299,837     11.30     2.23        262,909     10.35     2.03        245,754     11.74     3.51
Other savings...............     142,232      5.36     2.58        102,684      4.04     2.34         45,893      2.19     2.12
Time deposits...............   1,970,193     74.22     3.85      1,952,437     76.86     3.95      1,615,016     77.16     5.57
                              ----------    ------     ----     ----------    ------     ----     ----------    ------     ----
      Total Interest-Bearing
        Deposits............   2,469,947     93.05     3.52      2,375,974     93.53     3.60      1,960,333     93.66     5.13
                              ----------    ------     ----     ----------    ------     ----     ----------    ------     ----
Noninterest-bearing.........     184,612      6.95       --        164,196      6.47       --        132,731      6.34       --
                              ----------    ------     ----     ----------    ------     ----     ----------    ------     ----
      Total Deposits........  $2,654,559    100.00%    3.27%    $2,540,170    100.00%    3.36%    $2,093,064    100.00%    4.81%
                              ==========    ======     ====     ==========    ======     ====     ==========    ======     ====

     BORROWINGS

     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings are more favorable than deposits.

     The following table sets forth information regarding selected categories of borrowings.

                                            AS OF SEPTEMBER 30, 2002         AS OF DECEMBER 31, 2001
                                          -----------------------------   -----------------------------
                                                             % OF TOTAL                      % OF TOTAL
                                          BALANCE    RATE    BORROWINGS   BALANCE    RATE    BORROWINGS
                                          -------    ----    ----------   -------    ----    ----------
                                                             (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
Fed funds purchased.....................  $162,155    1.98%     47.82%    $232,119    1.51%     55.02%
Securities sold under repurchase
  agreements............................     9,376    2.30       2.76       29,649    1.77       7.03
Treasury, tax and loan note.............     2,170    1.51       0.64        1,128    1.51       0.27
Federal Home Loan Bank -- short term....    32,500    3.91       9.58       27,325    2.04       6.48
Commercial paper........................       780    2.23       0.23        4,677    2.26       1.11
Other borrowings short-term.............    25,190    3.58       7.43       24,985    3.62       5.92
                                          --------   -----     ------     --------   -----     ------
     Total short-term borrowings........   232,171    2.43      68.46      319,883    1.75      75.83
                                          --------   -----     ------     --------   -----     ------
LONG-TERM BORROWINGS
Federal Home Loan Bank -- long term.....    42,015    6.19      12.39       59,452    5.98      14.09
Effect of interest rate swap............     4,930   (3.31)      1.46        2,535   (2.05)      0.60
                                          --------   -----     ------     --------   -----     ------
     Total Long-Term FHLB Borrowings....    46,945    2.88      13.85       61,987    3.93      14.69
Guaranteed trust preferred securities...    60,000    8.75      17.69       40,000   10.52       9.48
                                          --------   -----     ------     --------   -----     ------
     Total long-term borrowings.........   106,945    6.17      31.54      101,987    6.51      24.17
                                          --------   -----     ------     --------   -----     ------
     Total borrowings...................  $339,116    3.61%    100.00%    $421,870    2.90%    100.00%
                                          ========   =====     ======     ========   =====     ======

     CIB Marine has $47.0 million of revolving lines of credit with non-affiliated commercial banks collateralized by the common stock of three of its banking subsidiaries. At September 30, 2002, the outstanding balance on these lines of credit were $20.7 million. At December 31, 2001, the outstanding balance was $25.0 million. CIB Marine has guaranteed a $12.0 revolving line of credit obtained by a subsidiary to support its operating needs. At September 30, 2002, the outstanding balance on this line was $4.5 million.

     GUARANTEED TRUST PREFERRED SECURITIES

     At September 30, 2002, CIB Marine had $60.0 million outstanding in guaranteed trust preferred securities. During the third quarter of 2002, CIB Marine issued $20.0 million of securities, which pay a variable rate of interest based upon three-month LIBOR plus 3.40%. The interest rate was 5.21% at September 30, 2002. The remaining $40.0 million of securities carry a fixed interest rate averaging 10.52%. CIB Marine issued the guaranteed trust preferred securities through wholly-owned special-purpose trusts. Distributions are cumulative and are payable to the security holders either quarterly or semi-annually. CIB Marine fully and unconditionally guarantees the obligations of the trusts on a subordinated basis. The securities are mandatorily redeemable upon their maturity and are callable under certain circumstances at a premium, which declines ratably to par. Issuance costs incurred in connection with all guaranteed trust preferred securities, net of amortization, were $1.6 million at September 30, 2002, and are included in Other Assets. CIB Marine used the net proceeds to reduce its debt with the non-affiliated commercial bank and for other corporate purposes. Though presented in the balance sheets as debt, these securities qualify, subject to certain limitations, as Tier 1 equity capital for regulatory purposes.

     CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at September 30, 2002 and December 31, 2001 is contained in the following table. The capital levels of CIB Marine and its subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. At September 30, 2002, CIB Marine and each of its subsidiary banks had sufficient capital to be categorized as well capitalized. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth.

                                                                SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                ------------------    -----------------
                                                                        (DOLLARS IN THOUSANDS)
Risk weighted assets (RWA)..................................        $3,120,561           $2,790,669
Average assets(1)...........................................         3,258,993            2,818,577
Capital components
  Stockholders' equity......................................        $  259,789           $  237,142
  Guaranteed trust preferred securities and minority
     interest(2)............................................            60,133               40,133
  Less: Disallowed intangibles..............................           (14,955)             (11,420)
  Less: Unrealized gain on securities.......................            (2,593)              (3,023)
                                                                    ----------           ----------
Tier 1 capital..............................................           302,374              262,832
  Allowable allowance for loan losses(3)....................            39,148               34,078
                                                                    ----------           ----------
Total risk based capital....................................        $  341,522           $  296,910
                                                                    ==========           ==========

                                                                         SEPTEMBER 30, 2002
                                                               --------------------------------------
                                                                                    MINIMUM REQUIRED
                                                                                    TO BE ADEQUATELY
                                                                    ACTUAL             CAPITALIZED
                                                               -----------------    -----------------
                                                                AMOUNT     RATIO     AMOUNT     RATIO
                                                                ------     -----     ------     -----
Total Capital (to RWA).....................................    $341,522    10.94%   $249,645    8.00%
Tier 1 Capital (to RWA)....................................     302,374     9.69     124,822    4.00
Tier 1 Leverage (to average assets)........................     302,374     9.28     130,360    4.00

                                                                         DECEMBER 31, 2001
                                                               --------------------------------------
                                                                                    MINIMUM REQUIRED
                                                                                    TO BE ADEQUATELY
                                                                    ACTUAL             CAPITALIZED
                                                               -----------------    -----------------
                                                                AMOUNT     RATIO     AMOUNT     RATIO
                                                                ------     -----     ------     -----
Total Capital (to RWA).....................................    $296,910    10.64%   $223,254    8.00%
Tier 1 Capital (to RWA)....................................     262,832     9.42     111,627    4.00
Tier 1 Leverage (to average assets)........................     262,832     9.32     112,743    4.00

---------------

(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

(2) For regulatory capital purposes, the guaranteed trust preferred securities qualify as Tier 1 equity capital. For additional information on these securities see "Guaranteed Trust Preferred Securities."

(3) The allowance for loan losses is net of the disallowed portion of the allowance for loan losses in excess of 1.25% of risk-weighted assets.

     CIB Marine sold 270,056 shares of its common stock during the first quarter of 2002 in a private placement offering that commenced in February 2002, for proceeds of $6.3 million. During April 2002, an additional 71,716 shares of common stock were sold in this offering for proceeds of $1.6 million.

     LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds and its liquidity position. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits. CIB Marine also makes use of noncore deposit funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore deposit funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank, and short-term brokered and negotiable time deposits. We have also established borrowing lines with the Federal Reserve Bank and with unaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale and the sale of securities.

     The following discussion should be read in conjunction with the statements of cash flows for the nine months ended September 30, 2002 and 2001, contained in the consolidated financial statements.

     Net cash used by operating activities was $48.1 million, for the nine-month period ended September 30, 2002 compared with net cash provided by operating activities of $32.8 million for the nine-month period ended September 30, 2001. The increase in cash used was primarily the result of an increase in originations and purchases of loans held for sale. For the nine months ended September 30, 2002, net cash used in investing activities was $298.7 million, compared to $249.6 million for the nine months ended September 30, 2001. The increase in cash used for investing activities was caused primarily by an increase in the purchases of investment securities in relationship to the sales and maturities of investment securities during the periods. In addition, loan growth was somewhat lower during 2002 lessening the need for net cash. Net cash provided by financing activities was $364.3 million for the nine-month period ended September 30, 2002 and $215.5 million for the nine-month period ended September 30, 2001. The increase in cash provided by financing activities was primarily attributable to growth in deposits which was partially offset by repayment of short-term borrowings.

     CIB Marine was able to meet its liquidity needs during the third quarter of 2002 and expects to meet these needs for the remainder of 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 2001. For additional information regarding CIB Marine's market risks, refer to its 2001 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2002.

                                                                     SEPTEMBER 30, 2002
                                          ------------------------------------------------------------------------
                                             0-3          4-6         7-12        2-5        OVER 5
                                            MONTHS       MONTHS      MONTHS      YEARS       YEARS        TOTAL
                                            ------       ------      ------      -----       ------       -----
                                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
  Loans...............................    $1,741,121    $ 93,996    $ 86,345    $703,838    $ 36,071    $2,661,371
  Securities..........................        99,432      40,962     124,995     144,048      31,581       441,018
  Loans held for sale.................       112,659          --          --          --          --       112,659
  Federal funds sold..................        18,145          --          --          --          --        18,145
                                          ----------    --------    --------    --------    --------    ----------
Total interest-earning assets.........     1,971,357     134,958     211,340     847,886      67,652     3,233,193
                                          ----------    --------    --------    --------    --------    ----------
INTEREST-BEARING LIABILITIES
  Time deposits.......................       417,271     387,167     429,513     674,027      52,097     1,960,075
  Savings and interest-bearing demand
    deposits..........................       543,819          --          --          --          --       543,819
  Short-term borrowings...............       212,476      17,500         395       1,800          --       232,171
  Long-term borrowings................         4,930          --          --       8,500      33,515        46,945
  Guaranteed trust preferred
    securities........................            --          --          --          --      60,000        60,000
                                          ----------    --------    --------    --------    --------    ----------
Total interest-bearing liabilities....    $1,178,496    $404,667    $429,908    $684,327    $145,612    $2,843,010
                                          ----------    --------    --------    --------    --------    ----------
Interest sensitivity gap (by
  period).............................       792,861    (269,709)   (218,568)    163,559     (77,960)      390,183
Interest sensitivity gap
  (cumulative)........................       792,861     523,152     304,584     468,143     390,183       390,183
Adjusted for derivatives:
  Derivatives (notional, by period)...      (125,000)         --      65,000          --      60,000            --
  Derivatives (notional,
    cumulative).......................      (125,000)   (125,000)    (60,000)    (60,000)         --            --

Interest sensitivity gap (by
  period).............................       667,861    (269,709)   (153,568)    163,559     (17,960)      390,183
Interest sensitivity gap
  (cumulative)........................       667,861     398,152     244,584     408,143     390,183       390,183

Cumulative gap as a % of Total
  Assets..............................         20.02%      11.93%       7.33%      12.23%      11.70%

     The following table illustrates the expected percentage change in net interest income over a one year period due to the immediate change in short term U.S. prime rate of interest as of September 30, 2002, and December 31, 2001.

                                                                        BASIS POINT CHANGES
                                                             -----------------------------------------
                                                             +200        +100        -100        -200
                                                             ----        ----        ----        ----
SEPTEMBER 30, 2002
Net interest income change over one year..............       (5.11)%     (5.52)%     (2.35)%     (4.46)%
                                                             =====       =====       =====       =====
DECEMBER 31, 2001
Net interest income change over one year..............       (7.61)%     (4.85)%      4.73%       8.35%
                                                             =====       =====       =====       =====

ITEM 4. CONTROLS AND PROCEDURES

     a. Evaluation of Disclosure Controls and Procedures.

     CIB Marine's chief executive officer and its chief financial officer after evaluating the effectiveness of CIB Marine's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 12, 2002, have concluded that, as of such date, CIB Marine's disclosure controls and procedures were adequate and effective to ensure that material information relating to CIB Marine and its consolidated subsidiaries would be made known to them by others within those entities.

     b. Changes in Internal Controls.

     There were no significant changes in CIB Marine's internal controls or in other factors that could significantly affect CIB Marine's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in CIB Marine's internal controls. As a result, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     CIB Marine is not currently involved in any material pending legal proceedings other than ordinary routine litigation incidental to our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. Not Applicable

     b. Not Applicable

     c. Not Applicable

     d. Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibit 99.1 -- Certificate of J. Michael Straka, Chief
          Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          Exhibit 99.2 -- Certificate of Steven T. Klitzing, Chief
          Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     b.   Reports on Form 8-K -- None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November 2002.

                                          CIB MARINE BANCSHARES, INC.
                                          (Registrant)

                                          By:   /s/ STEVEN T. KLITZING
                                          --------------------------------------
                                          Steven T. Klitzing
                                          Senior Vice President and Chief
                                          Financial Officer

                                 CERTIFICATIONS

I, J. Michael Straka, Chief Executive Officer of CIB Marine Bancshares, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CIB Marine Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ J. MICHAEL STRAKA

                                          --------------------------------------
                                                    J. Michael Straka
                                                 Chief Executive Officer

November 14, 2002

                                 CERTIFICATIONS

I, Steven T. Klitzing, Chief Financial Officer, of CIB Marine Bancshares, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CIB Marine Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ STEVEN T. KLITZING

                                          --------------------------------------
                                                    Steven T. Klitzing
                                                 Chief Financial Officer

November 14, 2002