Form 10-K
period 2002-12-31
CIB MARINE BANCSHARES INC
filed 2003-03-31
CIK 861955

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes  X                No ____

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2002, based on a price per share of $23.22 (the price per share at which the registrant sold shares of its common stock in its most recent private placement in February and March of 2002) was $379.2 million.

     As of March 14, 2003, there were issued and outstanding 18,313,742 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this report:

1. Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference to Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1   -- Business.................................................      1
Item 2   -- Properties...............................................     17
Item 3   -- Legal Proceedings........................................     18
Item 4   -- Submission of Matters to a Vote of Security Holders......     19
PART II
Item 5   -- Market for the Registrant's Common Equity and Related
            Stockholder Matters......................................     20
Item 6   -- Selected Financial Data..................................     21
Item 7   -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................     23
Item 7A  -- Quantitative and Qualitative Disclosures About Market
            Risk.....................................................     54
Item 8   -- Financial Statements and Supplementary Data..............     58
Item 9   -- Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................    104
PART III
Item 10  -- Directors and Executive Officers of the Registrant.......    104
Item 11  -- Executive Compensation...................................    104
Item 12  -- Security Ownership of Certain Beneficial Owners and
            Management...............................................    104
Item 13  -- Certain Relationships and Related Transactions...........    105
Item 14  -- Controls and Procedures..................................    105
PART IV
Item 15  -- Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.................................................    106
Signatures...........................................................    107

                                     PART I

ITEM 1. BUSINESS

CIB MARINE

     CIB Marine Bancshares, Inc. ("CIB Marine") is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine currently owns and operates five separately chartered commercial banking organizations and one federal savings bank:

     - Central Illinois Bank, with its main office in Champaign, Illinois;

     - CIB Bank, with its main office in Hillside, Illinois, a suburb of Chicago ("CIB -- Chicago");

     - Marine Bank, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee ("Marine -- Wisconsin");

     - CIB Bank, with its main office in Indianapolis, Indiana
       ("CIB -- Indiana");

     - Marine Bank, a federal savings bank with its main office in Scottsdale, Arizona ("Marine FSB"); and

     - Citrus Bank, N.A., with its main office in Vero Beach, Florida ("Citrus Bank").

     As of December 31, 2002, CIB Marine had a total of 52 full-service banking facilities in Illinois, Wisconsin, Indiana, Nebraska, Florida, Arizona and Nevada.

     CIB Marine offers a full array of traditional banking services through its bank and non-bank subsidiaries. These services include a broad range of loan products, such as commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, consumer loans, factoring receivables, and commercial and standby letters of credit; accepting demand, savings, time and Eurodollar deposits; providing commercial paper and repurchase agreements; and providing other banking services.

     CIB Marine also owns an 84% interest in Canron Corporation ("Canron"), a closely held steel fabrication and erection company with operations in the United States, Canada and Mexico, and 100% of MICR, Inc., a manufacturer of payment processing systems, both of which were acquired as a result of loan collection activities. These are businesses unrelated to CIB Marine's banking business. CIB Marine has initiated a plan to sell these businesses and as such they are considered assets held for disposal.

BUSINESS DEVELOPMENT STRATEGY

     CIB Marine believes that its growth, from a one-bank holding company with $9.4 million in assets at September 15, 1987, to a multi-bank holding company with approximately $3.7 billion in assets at December 31, 2002, has been largely attributable to the implementation of its business development strategy. CIB Marine's business development strategy consists of the following three principal components:

     - DEVELOPING COMMERCIAL BANKING RELATIONSHIPS WITH SMALL TO MEDIUM-SIZED BUSINESSES. CIB Marine is a full-service banking organization that has developed its niche in establishing banking relationships with small to medium-sized businesses. Typically, CIB Marine meets its business customers' borrowing needs through various types of loans, including commercial real estate loans, commercial business loans and construction loans. While CIB Marine's primary focus is lending, once a lending relationship has been established with a business customer, CIB Marine then seeks to provide that customer with all its banking needs, including accepting time and demand deposits, providing cash management services, and serving the personal banking needs of the owners and managers of such customers. CIB Marine is also willing to make multiple and different types of loans to the same customer and its related interests with whom it has experience and as its customers' banking needs grow. As a result of this strategy CIB Marine's 20 largest borrowing relationships accounted for $845.6 million, or 31.2% of its total loans at December 31, 2002. In addition, CIB Marine believes that consolidation in the banking industry has resulted in the formation of larger institutions that generally focus on larger commercial customers which has enhanced its ability to attract and retain commercial banking relationships with small to medium-sized businesses. CIB Marine expects to continue to focus on and build upon its experience in this segment in commercial banking.

     - HIRING OF EXPERIENCED BANKING PROFESSIONALS. CIB Marine recruits and hires experienced commercial banking officers who have strong community ties and established relationships in the markets that it serves and as a means of entering new markets more efficiently. This strategy has contributed to CIB Marine's asset and revenue growth over the past five years. Coupled with its strong lending culture, consolidation within the banking industry has also helped CIB Marine to recruit experienced commercial bankers. When financial institutions consolidate, CIB Marine believes that experienced lending officers calling on small to medium-sized businesses often find less management support for these markets, giving CIB Marine the opportunity to selectively recruit experienced candidates. Upon hiring, these lending officers frequently are able to move selected lending relationships to CIB Marine.

     - EXPANDING IN BOTH NEW AND EXISTING MARKETS. CIB Marine has expanded through the establishment of new banks, branching and acquisitions. CIB Marine has expanded its banking operations into geographic markets where there are a significant number of small to medium-sized businesses and where it has either identified and retained experienced commercial bankers with established relationships to serve those markets or by relocating experienced bankers to that area. Since 1987, CIB Marine has entered the metropolitan markets of Chicago, Milwaukee, Indianapolis, Omaha, Phoenix, Las Vegas, the southern and central Atlantic coastal regions of Florida, as well as smaller metropolitan markets within central Illinois. CIB Marine expects to further expand banking operations in these markets and to enter new markets that it believes would be conducive to its style of banking. When CIB Marine expands through acquisitions, it seeks to identify financial institutions or financial institution branches that offer lending and/or deposit opportunities, and that are expected to enhance shareholder value. The majority of CIB Marine's historical asset and earnings growth has been internally generated. Since September 1987, CIB Marine has acquired four other banks, all of which served as entry into new markets. In the aggregate, at the time of acquisition, these banks had assets of $166.3 million.

OPERATING STRATEGY

     CIB Marine employs the following operating strategy in the day-to-day management of its business:

     - MAINTAINING A STRONG COMMERCIAL LENDING CULTURE. CIB Marine's President and CEO and each President of its subsidiary banks is an experienced commercial lender, which has helped to establish CIB Marine's strong commercial lending culture within the organization. CIB Marine's President and CEO, Chief Credit Officer, and subsidiary bank Presidents are actively involved in various aspects of loan origination and underwriting, from participating in sales calls to closing. CIB Marine also carefully monitors existing borrower relationships, and, when necessary, actively manages troubled credits, continuously developing strategies for maximizing recoveries and maintaining relationships.

     - OFFERING MORE PERSONALIZED SERVICE TO COMMERCIAL BANKING CUSTOMERS. CIB Marine believes that it is able to offer banking services in a community banking atmosphere that are more personalized than the services offered by other financial institutions. CIB Marine's culture emphasizes prompt credit decisions, accessibility of personnel, and advice tailored to a customer's specific financial situation, all of which have enabled CIB Marine to attract and retain customers who value traditional community banking.

     - CENTRALIZING CONTROL. Virtually all of the significant functions of CIB Marine's subsidiary banks are managed by the holding company, including credit administration, loan and deposit pricing, loan review, accounting, finance, investment, audit, operations, human resources, legal, marketing and advertising. This provides consistency in CIB Marine's policies, controls and procedures, while at the same time allowing its subsidiary bank Presidents and their lending officers to focus on their area of core expertise, loan origination.

     - PROMOTING EFFICIENCY. Over the past five years, CIB Marine's efficiency ratio has improved despite its rapid growth, reflecting a culture of disciplined expense management and CIB Marine's emphasis on commercial lending, as opposed to retail lending. CIB Marine's efficiency ratio was 60.19% for 1998 compared to 55.91% for 2002.

     - MAINTAINING FUNDING BALANCE. CIB Marine actively seeks to maintain its ratio of core deposits to total deposits. CIB Marine's core deposits have grown at an annual compound rate of 28.2% over the past five years, from $613.4 million to $2.1 billion. CIB Marine's strategy for targeting deposits has been to prioritize its funding sources, first seeking noninterest bearing demand deposits and other types of deposits from its borrowers and then from non-borrowers within its local markets, before utilizing brokered deposits and other short-term funding sources.

MARKETS CURRENTLY SERVED

     CIB Marine currently serves eight specifically targeted geographic markets or regions through its banking subsidiaries. Information on these banks as of December 31, 2002 and the markets they serve is set forth in the following table:

                                                                  OPERATED     BANKING
BANK                               GEOGRAPHIC MARKET/REGION        SINCE      FACILITIES     ASSETS      DEPOSITS
----                            ------------------------------    --------    ----------    ---------    ---------
                                                                                            (DOLLARS IN MILLIONS)
CIB -- Chicago..............    Chicago metropolitan area           1994          14        $1,744.8     $1,272.4
Central Illinois Bank.......    Central Illinois                    1987          18         1,124.3        918.4
Marine -- Wisconsin.........    Milwaukee metropolitan area         1997           7           413.6        335.3
CIB -- Indiana..............    Indianapolis metropolitan area      1998           5           170.2        153.1
Citrus Bank.................    Florida's southeastern coast        2001           5           182.0        160.9
Marine FSB..................    Omaha, Phoenix and Las Vegas        1999           3            98.0         80.9
                                metropolitan areas

     The majority of CIB Marine's banking assets are currently located along the corridor from central Illinois, through Chicago, to Milwaukee and represented approximately 90% of CIB Marine's assets at December 31, 2002. CIB Marine's most significant market is the Chicago metropolitan market, which accounts for approximately 48% of CIB Marine's total assets at December 31, 2002. CIB Marine believes that Chicago and the other larger metropolitan areas in which it is located offer the potential for additional lending and deposit growth.

DEVELOPMENT OF BANKING OPERATIONS

     CIB Marine was originally incorporated in the State of Illinois in 1985 as Sidney Bancorporation, Inc., a one-bank holding company headquartered in Sidney, Illinois. In September 1987, a group of investors led by J. Michael Straka, President and Chief Executive Officer of CIB Marine, acquired Sidney Bancorporation, which at the time had total assets of $9.4 million, and subsequently changed its name to Central Illinois Bancorp, Inc. On August 27, 1999, Central Illinois Bancorp reincorporated as a Wisconsin corporation and changed its name to CIB Marine Bancshares, Inc.

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

     In October 1991, CIB Marine acquired Arrowsmith State Bank, an Illinois state bank organized in 1920. This bank had its sole office in Arrowsmith, Illinois, a town with a population of approximately 350, located in

McLean County. At the time of the acquisition, the Arrowsmith bank had total assets of approximately $10.0 million. This acquisition allowed CIB Marine to enter the Bloomington-Normal market, a community of approximately 100,000 people, and home to Illinois State University. In July 1998, this bank was merged with Central Illinois Bank.

     CIB Marine has significantly expanded the operations of Central Illinois Bank by establishing banking facilities throughout central Illinois, including the five largest cities in this region. At December 31, 2002, the bank had total assets of $1.1 billion, 159 full-time equivalent employees and 18 banking facilities: three in Champaign-Urbana, three in Peoria, and one each in Arrowsmith, Arthur, Bloomington-Normal, Danville, Decatur, East Peoria, Lincoln, Monticello, Morton, Rantoul, Sidney and Springfield.

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

     CIB Marine has significantly expanded the operations of CIB -- Chicago by establishing and acquiring banking facilities throughout the Chicago metropolitan area. At December 31, 2002, the bank had total assets of approximately $1.7 billion, 182 full-time equivalent employees and 14 banking facilities: one each in Arlington Heights, Bolingbrook, downtown Chicago, Elk Grove Village, Elmhurst, Frankfort, Gurnee, Hillside, Mount Prospect, Niles, Northbrook, Palos Heights, Willow Springs and Zion. The Gurnee, Mount Prospect, Arlington Heights and Zion facilities were acquired from other banking organizations and had $13.3 million, $33.0 million, $82.8 million and $28.2 million of deposit liabilities, respectively, at the time of acquisition. In January 2000, CIB -- Chicago established a foreign office in the Cayman Islands. This office accepts Eurodollar deposits, thereby facilitating CIB Marine's money desk operations. During 2002, CIB Marine also received approval to establish banking facilities in Deerfield and Harwood Heights. CIB Marine expects these facilities to open in the second quarter of 2003.

     EXPANSION INTO THE MILWAUKEE METROPOLITAN AREA

     In September 1997, CIB Marine entered the Milwaukee metropolitan area by acquiring First Ozaukee Capital Corp., a one-bank holding company located in Cedarburg, Wisconsin. The sole subsidiary of First Ozaukee Capital Corp. was First Ozaukee Savings Bank, a Wisconsin savings bank, with its main office in Cedarburg, and a banking facility in Grafton, both suburbs of Milwaukee. At the time of the acquisition, the bank had total assets of $37.6 million. In September 1997, CIB Marine changed the name of the bank to Marine Bank and Savings. In February 2000, CIB Marine converted the savings bank's charter to a Wisconsin commercial bank, changed its name to Marine Bank and moved its main office to its Wauwatosa facility.

     CIB Marine has expanded the operations of Marine -- Wisconsin by establishing banking facilities throughout the Milwaukee metropolitan area. At December 31, 2002, the bank had total assets of $413.6 million, 53 full-time equivalent employees and seven banking facilities: one each in Brookfield, Cedarburg, Franklin, Grafton, downtown Milwaukee, Pewaukee, which also serves as CIB Marine's executive offices, and Wauwatosa.

     EXPANSION INTO THE INDIANAPOLIS METROPOLITAN AREA

     In March 1998, CIB Marine entered the Indianapolis metropolitan area by organizing a new Indiana state bank, also under the name CIB Bank. Since its organization, CIB Marine has expanded the operations of CIB -- Indiana by establishing four additional banking facilities in the Indianapolis metropolitan area. At December 31, 2002, CIB -- Indiana had total assets of $170.2 million, 34 full-time equivalent employees and five banking facilities.

     EXPANSION INTO THE OMAHA METROPOLITAN AREA

     In November 1999, CIB Marine entered the Omaha metropolitan area by establishing a new federal savings bank also under the name Marine Bank. At December 31, 2002, Marine FSB had total assets of $98.0 million, 15 full-time equivalent employees and three banking facilities, one each in Omaha, Nebraska; Scottsdale, Arizona; and Henderson, Nevada, a suburb of Las Vegas.

     EXPANSION INTO FLORIDA

     In September 2001, CIB Marine acquired Citrus Financial Services, Inc., including its banking subsidiary Citrus Bank, N.A., through a merger transaction. The merger was accounted for as a pooling of interests. At acquisition, Citrus Bank had total assets of $84.2 million and three banking facilities located along central Florida's Atlantic coast, one each in Vero Beach, Sebastian and Barefoot Bay, and a loan production office in Sebring. In December 2001, CIB Marine converted its CIB -- Chicago loan production office in North Miami Beach to a full-service banking facility of Citrus Bank. In January 2002, CIB Marine converted the bank's loan production office in Sebring to a full-service banking facility. At December 31, 2002, Citrus Bank had total assets of $182.0 million, 50 full-time equivalent employees and five banking facilities, one each in Vero Beach, Sebastian, North Miami Beach, Barefoot Bay and Sebring. During 2002, CIB Marine also received approval to establish banking facilities in Boca Raton, Miami and Coral Gables. CIB Marine expects these banking facilities to open in the second quarter of 2003.

     EXPANSION INTO THE PHOENIX METROPOLITAN AREA

     In October 2001, CIB Marine entered the Phoenix metropolitan area by establishing a banking facility of Marine FSB in Scottsdale, Arizona.

     EXPANSION INTO THE LAS VEGAS METROPOLITAN AREA

     In January 2002, CIB Marine entered the Las Vegas metropolitan area by establishing a banking facility of Marine FSB in Henderson, Nevada.

OPERATIONS OF NON-BANK SUBSIDIARIES

     CIB Marine also has four wholly-owned non-banking subsidiaries or affiliates: Mortgage Services, Inc., CIB Marine Capital, LLC, CIB Marine Commercial Finance, LLC, a subsidiary of CIB -- Chicago, and CIB Marine Information Services, Inc. Each of these subsidiaries or affiliates was created or acquired to facilitate or complement CIB Marine's banking activities.

     MORTGAGE SERVICES, INC.

     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc. This subsidiary is an Illinois corporation and conducts mortgage operations in a number of states. During 2002, CIB Marine took various actions to allow it to expand its mortgage operations, including upgrading its delivery and underwriting platforms, the hiring of additional personnel, and acquiring the operations of a mortgage company. In December 2002, CIB Marine acquired the business and certain assets of Comcor Mortgage Corporation, a Wisconsin based mortgage banking company, the operations of which are conducted as a division of Mortgage Services. Through its mortgage operations, CIB Marine originates conventional mortgage loans and offers VA, FHA and other fixed-rate and variable-rate loans. Mortgage Services also operates a wholesale division, which purchases mortgage loans through a network of brokers and correspondent banks. Although CIB Marine sells substantially all of these mortgage loans in the secondary market with servicing rights released, CIB Marine also retains mortgage loans that meet its underwriting standards but do not conform to secondary market underwriting guidelines, or where it believes that retaining the loan is important in enhancing a customer relationship. As of December 31, 2002, Mortgage Services had 103 full-time equivalent employees. Mortgage Services does not separately own any facilities, and its principal office is located in the Bloomington facility of Central Illinois Bank. Mortgage Services employees also provide mortgage origination and mortgage brokerage services at many of the other branch facilities of CIB Marine's subsidiary banks. The mortgage banking operations are not presented as a separate segment as its assets and results of operations do not meet the required disclosure criteria.

     CIB MARINE CAPITAL, LLC

     On April 3, 2001, CIB Marine established CIB Marine Capital, LLC, a Wisconsin limited liability company. CIB Marine Capital provides leveraged financing, including mezzanine loans. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are generally commercial, commercial real estate or commercial construction loans and are typically secured by a junior position on some or all of the assets of the borrower. CIB Marine may also require other credit enhancements such as personal and corporate guarantees. These types of credit facilities are generally provided to borrowers with whom CIB Marine has an established banking relationship, where it is making the senior debt position loan, and where the borrower has projected or established assets or cash flow to support such loan. As these loans are, by their nature, inherently riskier than senior debt position loans, CIB Marine structures such credit facilities with a goal of generating a return commensurate with the level of risk. At December 31, 2002, CIB Marine Capital had total loans outstanding of $26.3 million. CIB Marine and its subsidiaries provide the staffing to operate this company. CIB Marine Capital does not separately own any facilities and its principal office is located in the Hillside, Illinois facility of CIB -- Chicago.

     CIB MARINE COMMERCIAL FINANCE, LLC

     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through CIB Marine Commercial Finance, LLC, an Illinois limited liability company and a wholly-owned subsidiary of CIB -- Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. CIB Marine Finance provides the factoring of receivables and other asset-based lending products to borrowers. At December 31, 2002, CIB Marine Finance had total assets of $11.7 million and 14 full-time equivalent employees. CIB Marine Finance does not own any facilities and its principal office is located in the Hillside, Illinois facility of CIB -- Chicago. CIB Marine intends to operate this business.

     CIB MARINE INFORMATION SERVICES, INC.

     CIB Marine Information Services, Inc., an Illinois corporation, was incorporated in August 1990 as CIB Data Processing Services, Inc. In 2002, CIB Marine changed its name to CIB Marine Information Services, Inc. CIB Marine organized this subsidiary to provide in-house data processing services. CIB Marine Information coordinates computer equipment leases and purchases, licenses banking software and coordinates operation of CIB Marine software. CIB Marine operates CIB Marine Information to facilitate internal operational needs and does not currently provide services to third parties. CIB Marine believes that by performing its data processing function in-house, it receives more timely and cost-effective service than would be received if it used a third-party service provider. In addition, CIB Marine Information facilitates CIB Marine's business development strategy by allowing it to rapidly integrate newly opened or acquired branches and banks. As of December 31, 2002, CIB Marine Information had 64 full-time equivalent employees. CIB Marine Information does not separately own any facilities, and its principal office is located in Mt. Prospect, Illinois.

     OTHER NON-BANK AFFILIATES

     CIB -- Chicago owns 84% of Canron Corporation, a steel fabrication and erection company with operations in the United States, Canada and Mexico, and owns MICR, Inc., a manufacturer of payment processing systems based in Mukilteo, Washington. Both of these interests were acquired from borrowers who were in default of their obligations to CIB Marine and are classified as assets held for disposal. For more information on these companies see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Companies Held For Disposal" and Notes 2 and 8 to the Consolidated Financial Statements.

MANAGEMENT SUPPORT SERVICES

     In addition to the support services provided by its non-bank subsidiaries, as a holding company, CIB Marine performs a significant portion of its subsidiaries' back office services, including credit administration, loan and deposit pricing, loan review, accounting, finance, investment, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes it is more efficient for it to consolidate these services in order to assure that its operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if these services were performed independently at each subsidiary. At December 31, 2002, CIB Marine had 170 full-time equivalent employees at the holding company level, a majority of who are providing the described services to its subsidiaries.

TOTAL EMPLOYEES

     At December 31, 2002, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 844 full-time equivalent employees. Including MICR, Inc. and Canron Corporation, both of which are held for disposal assets, CIB Marine had a total of 1,758 full-time equivalent employees.

COMPETITION

     The banking industry is highly competitive. CIB Marine's subsidiary banks compete for loans, deposits and other financial services in their markets and surrounding areas. CIB Marine competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by CIB Marine. Many of these financial firms have a regional or national presence and resources many times greater than those of CIB Marine. In addition, new financial companies such as money market mutual funds, brokerage companies and other non-banking organizations are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

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

SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under both federal and state law. Any significant change in the banking laws and regulations applicable to CIB Marine or its banking subsidiaries could materially impact CIB Marine's operations or change the manner in which it conducts business. Federal and state regulation of financial institutions is intended primarily for the protection of the federal deposit insurance funds and depositors, rather than stockholders of a financial institution.

     CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is regulated by the Federal Reserve Board. Marine FSB is a federal savings bank, and its primary regulator is the Office of Thrift Supervision (the "OTS"). Citrus Bank is a national bank, and its primary regulator is the Office of the Comptroller of Currency (the "OCC"). CIB Marine's other bank subsidiaries are regulated by the Federal Deposit Insurance Corporation (the "FDIC"), as their primary federal regulator, and also by the state banking regulator for the state in which they are chartered: either the Illinois Office of Banks and Real Estate (the "OBRE"), the Wisconsin Department of Financial Institutions, or the Indiana Department of Financial Institutions. CIB Marine's mortgage banking subsidiary is regulated by the OBRE, and regulators in certain other states in which Mortgage Services conducts operations.

     CIB Marine and its non-bank subsidiaries are subject to examination by the Federal Reserve Board. The state banking regulators and FDIC periodically conduct examinations of CIB Marine's state bank subsidiaries and non-bank subsidiaries that are under their regulatory authority. The OTS periodically conducts examinations of Marine FSB. The OCC periodically conducts examinations of Citrus Bank. The FDIC may also conduct special examinations of Marine FSB and Citrus Bank.

     The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations.

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

INTERSTATE BANKING AND BRANCHING

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Riegle-Neal"), subject to certain concentration limits and other requirements:

     - bank holding companies like CIB Marine are permitted to acquire banks and bank holding companies located in any state;

     - any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company; and

     - banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to engage in branching activities in other states through purchase or de novo establishment is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Act of 1999 (the "GLBA") into law. The GLBA significantly changes financial services regulations by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. As a result of the GLBA, a bank holding company may become a "Financial Holding Company" and engage in a full range of financial activities, including banking, insurance and securities activities, merchant banking and additional activities that are determined by the Federal Reserve to be "financial in nature", "incidental" to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The provisions of the GLBA became effective March 11, 2000.

     In order for a bank holding company to qualify as a Financial Holding Company, the company is required to file a declaration with the Federal Reserve Board electing to engage in activities permissible for Financial Holding Companies and to certify that all of its insured depository institutions are "well-capitalized" and "well-managed". In addition, the Federal Reserve must also determine that each of the company's insured depository institutions has received at least a satisfactory rating in their most recent Community Reinvestment Act ("CRA") examination.

     The GLBA also streamlines supervision of bank holding companies, expands passive investments by Financial Holding Companies in any type of financial or non-financial company through merchant bank and insurance company investments, provides an enhanced framework for protecting the privacy of consumer information, modifies the laws governing the implementation of the Community Reinvestment Act, and broadens the activities which may be conducted by national banks. Through a financial subsidiary, and subject to certain eligibility requirements and restrictions, a national bank may engage in any activity authorized for a national bank directly or any financial activity, except insurance investments or underwriting, real estate investments or development, or merchant banking, which may be conducted through a Financial Holding Company. Because Wisconsin, Illinois and Indiana provide for parity with national banks, the subsidiary banks of CIB Marine will be able to form subsidiaries and engage in the activities permitted for national bank subsidiaries.

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

     CIB Marine does not believe that the GLBA has had, or will have a material effect upon its operations in the near term. However, to the extent the GLBA permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than CIB Marine currently offers and that can aggressively compete in the markets currently served.

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

     CIB Marine, like other financial and bank holding companies, currently is required to maintain Tier 1 capital equal to at least 4% and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 8% of its total risk-weighted assets, including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit.

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

     The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

     At December 31, 2002, CIB Marine was in compliance with these minimum capital requirements. CIB Marine's banking subsidiaries must satisfy similar minimum regulatory capital requirements and at December 31, 2002, were in compliance with those requirements. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Capital" and Note 13 -- Stockholders' Equity as contained in the Notes to Consolidated Financial Statements.

     On January 30, 2003, CIB -- Chicago entered into a Memorandum of Understanding (the "Memorandum") with the Illinois Office of Banks and Real Estate (OBRE) and the (FDIC) (together the "Regulators"). The Memorandum was entered into as a result of a deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the OBRE's regular examination of CIB -- Chicago, which commenced on September 23, 2002.

     Pursuant to the Memorandum, CIB -- Chicago has agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum is in effect, CIB -- Chicago has agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the Regulators a plan for the augmentation of the bank's capital accounts. Also, unless prior written consent is received from the Regulators, CIB -- Chicago has agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends. For additional information relative to the Memorandum, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters" and Note 13 to the Consolidated Financial Statements.

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

     Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

     - the "default" of a commonly controlled FDIC insured depository institution, or

     - any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution "in danger of default."

     "Default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is generally defined as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. All of CIB Marine's subsidiary banks are FDIC insured depository institutions. If default occurred with respect to a CIB Marine subsidiary bank, any capital loans to that bank from CIB Marine would be subordinate in right of payment to the bank's depositors and certain of its other obligations. At December 31, 2002, CIB Marine did not have any capital loans to any of its subsidiary banks.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take prompt corrective action in respect to FDIC insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors established by regulation. Under applicable regulations, an FDIC insured bank is defined as well capitalized if it maintains a leverage ratio or Tier 1 capital to quarterly average total assets of at least 5%, a total capital ratio or qualifying total capital to risk-weighted assets, including certain off-balance sheet items, of at least 10% and a Tier 1 capital ratio or Tier 1 capital to risk-weighted assets of at least 6% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency.

     A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements, if it has a leverage ratio of 4% or greater or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines, a total capital ratio of 8% or greater and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earning, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice.

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

     A number of requirements and restrictions may apply to significantly undercapitalized depository institutions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions may be restricted from making payments of principal and interest on subordinated debt and are subject to appointment of a receiver or conservator. At December 31, 2002, which is the most recent notification from the banks' primary regulators, all of CIB Marine's bank subsidiaries were categorized as well capitalized under the regulatory framework for prompt corrective action.

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

     CIB Marine's ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine's subsidiary banks to pay dividends to it. The ability of state chartered commercial subsidiary banks to pay dividends is subject to restrictions primarily under the banking laws of the state under which the subsidiary bank is organized. In the case of CIB Marine's state chartered banks, the laws of Illinois, Indiana and Wisconsin are applicable. The ability of Marine FSB to pay dividends is subject to OTS regulations applicable to federal savings banks. The ability of Citrus Bank to pay dividends is subject to OCC regulations applicable to national banks.

     Under Illinois law, a bank may generally pay dividends without the approval of the OBRE as long as the amount of the dividend does not exceed net profits then on hand, after first deducting from net profits the bank's losses and bad debts, and subject to certain additional requirements of the OBRE.

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

     Under regulations of the OTS, the ability of a federal savings association to pay cash dividends and make other capital distributions are subject to certain limitations. An institution that desires to make a capital distribution may be required to file a notice or an application with the OTS 30 days prior to the proposed declaration of the dividend or approval of the proposed capital distribution by the board of directors of the association. Whether an association needs to file a notice or an application is relevant because the OTS may disapprove a notice or deny an application if it determines that the association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the capital distribution, the distribution raises safety and soundness concerns or the distribution violates a prohibition contained in any statute, regulation, agreement between the association and the OTS or the FDIC, or a condition imposed on the association in an OTS approved application or notice. If neither the association nor its proposed capital distribution meet any of the criteria for filing a notice or an application, then the association does not need to file a notice or application with the OTS before making a capital contribution.

     An association is required to file an application for a proposed capital distribution if it is not eligible for expedited treatment. An association is eligible for expedited treatment if it has a composite rating of 1 or 2, a satisfactory CRA rating or better, a compliance rating of 1 or 2, meets all of its capital requirements and has not been notified by supervisory personnel that it is a problem association or an association in troubled condition. Even if an association qualifies for expedited treatment, it must still file an application if the total amount of all of the capital distributions, including the proposed capital distribution by the association during the applicable calendar year, exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years, or following the proposed capital distribution the association would not be adequately capitalized or the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the association and the OTS or the FDIC, or violate a condition imposed on the association in an OTS-approved application or notice. An adequately capitalized association is defined as one that has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater, or a leverage ratio of 3.0% or greater if the association is assigned a composite rating of 1, and does not meet the definition of a "well capitalized" savings association.

     An association is required to file a notice for a proposed capital distribution if it is not required to file an application for the distribution and following the proposed capital distribution, it would not be well capitalized or the proposed capital distribution would reduce the amount of, or retire any part of, the association's common or preferred stock or retire, with some exceptions, any part of debt instruments such as notes or debentures included in capital, or the association is a subsidiary of a savings and loan holding company. A well capitalized association is defined as one that has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement or capital directive or the like issued by the OTS to meet and maintain a specific capital level for any capital measure.

     Under regulations of the OCC, a national bank may pay dividends without the approval of the OCC if the total of all dividends, including the proposed dividend, declared by the bank in any calendar year do not exceed the bank's net income of that year to date plus the retained net income of the preceding two years, less any transfers to capital surplus. However, a national bank may not pay a dividend if the bank would be undercapitalized after the dividend payment is made. The OCC's prior approval is required for payment of dividends exceeding the limitations described above or where the dividend is to be paid in a form other than cash.

     In 2002 a total of $1.3 million in dividends were paid to CIB Marine by its bank and non-bank subsidiaries. As of December 31, 2002, $51.3 million of the total stockholders' equity of the subsidiary banks was available for payment of dividends to CIB Marine without approval by the applicable regulatory authorities, of which $27.0 million was attributable to CIB-Chicago. However, pursuant to the Memorandum and throughout such time as the Memorandum remains in effect, CIB -- Chicago may not pay a dividend to CIB Marine without first obtaining the consent of the Regulators. For additional information regarding the Memorandum see "Management Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters" and Note 13 to the Consolidated Financial Statements.

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

RESTRICTIONS ON AFFILIATE TRANSACTIONS

     Transactions between CIB Marine, its subsidiary banks and its non-bank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions on CIB Marine's subsidiary banks from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions prevent CIB Marine or other affiliates from borrowing from the subsidiary banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the subsidiary banks to or in CIB Marine or to or in any other affiliate are limited, individually, to 10% of the respective subsidiary bank's capital and surplus, and such secured loans are limited in the aggregate to 20% of the respective subsidiary bank's capital and surplus. Federal Reserve Board policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

     Certain of the subsidiary banks had $26.2 million of loans outstanding to Canron Corporation at December 31, 2002. As Canron was acquired as a result of debt previously contracted, it is not subject to the restrictions on affiliate transactions for a period of two years, unless extended, but in no event more than an additional three years.

QUALIFIED THRIFT LENDER

     The Home Owners' Loan Act ("HOLA") requires savings associations such as Marine FSB to meet a qualified thrift lender ("QTL") test. To meet the QTL test, an association's "Qualified Thrift Investments" must total at least 65.0% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquid investments in an amount not exceeding 20.0% of assets. Qualified Thrift Investments generally consist of residential housing, small business, credit card and educational loans, and loans for personal, family and household purposes. A savings association that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

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

COMMUNITY REINVESTMENT ACT AND FAIR LENDING

     CIB Marine's subsidiary banks are subject to the Community Reinvestment Act ("CRA") and various fair lending requirements and reporting obligations. The CRA generally requires federal banking agencies to evaluate whether financial institutions are meeting the credit needs of its local communities, including low-and moderate-income neighborhoods, and to rate such institutions. State and federal agencies also examine financial institutions compliance with fair lending laws. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. Federal banking agencies are also authorized to take compliance with such laws and a bank's CRA rating into consideration when regulating and supervising other activities of a bank holding company and its banks, including expansionary activities. As of the date of its most recent examination, each of CIB Marine's subsidiary banks had a CRA rating of at least satisfactory.

USA PATRIOT ACT OF 2001

     On October 26, 2001, the President signed the USA Patriot Act of 2001 ("Patriot Act"). The purpose of the Patriot Act is to strengthen the ability of the U.S. Government to intercept and obstruct terrorism by, among others, increasing the power of the U.S. government to obtain access to information and to investigate a broad range of criminal activities. The Patriot Act also expands the definition of money laundering to include terrorism, terrorism support and foreign corruption, and increases the civil and criminal penalties for money laundering offenses. The Patriot Act further applies certain anti-money laundering measures to United States bank accounts of foreign persons; prohibits financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provides for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provides the Department of Treasury with regulatory authority to ensure that certain accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; provides standards for verifying customer identification at account opening; and sets forth rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Although the potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging, CIB Marine does not believe that compliance with the new requirements will have a material impact on its operations or financial condition.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes"). This new legislation addresses corporate governance and accounting oversight matters. Sarbanes requires the creation of a five-member oversight board appointed by the SEC that is to set standards for accountants and have investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the President and CEO and the Chief Financial Officer of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material affect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading. CIB Marine has implemented processes and procedures to comply with the requirements for expanded disclosure of internal controls and the certification of its financial statements. As a significant portion of Sarbanes becomes effective during 2003, CIB Marine is evaluating the impact that Sarbanes and related regulations will have upon its operations, including a potential increase in the cost of outside professionals.

AVAILABLE INFORMATION

     CIB Marine files various reports with the Securities and Exchange Commission. The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. CIB Marine makes all SEC filings available without charge to the public on its web site at http://www.cibmarine.com as soon as reasonable practicable after filed.

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

     - Adverse changes in the valuation of assets held for disposal and/or additional losses resulting from operations or disposition thereof;

     - The competitive impact of technological advances in the banking industry;

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

ITEM 2. PROPERTIES

     The following table provides information relating to the material real properties owned or leased by CIB Marine and its subsidiaries as of December 31, 2002. CIB Marine's subsidiary banks lease or sublease office space to CIB Marine and to its non-bank subsidiaries.

                                                                  OWNED         DATE OPENED
                          LOCATION                              OR LEASED       OR ACQUIRED
                          --------                              ---------       -----------
CENTRAL ILLINOIS BANK FACILITIES
Sidney, Illinois............................................      Owned             9/87
Champaign, Illinois.........................................      Owned             9/88
Urbana, Illinois............................................      Owned             3/90
Arrowsmith, Illinois........................................      Owned            10/91
Champaign, Illinois (Midtown)...............................      Owned             4/94
Rantoul, Illinois...........................................     Leased            11/94
Monticello, Illinois........................................     Leased             5/95
Danville, Illinois..........................................      Owned             8/95
Decatur, Illinois...........................................     Leased            10/95
Arthur, Illinois............................................      Owned            10/96
Morton, Illinois............................................     Leased            10/96
Peoria, Illinois............................................     Leased             9/97
East Peoria, Illinois.......................................      Owned            10/97
Springfield, Illinois.......................................     Leased             4/99
Peoria, Illinois (Fulton)...................................     Leased            10/99
Lincoln, Illinois...........................................      Owned             4/00
Bloomington, Illinois.......................................      Owned            10/00
Peoria, Illinois (Knoxville)................................     Leased            12/01
CIB-CHICAGO FACILITIES
Hillside, Illinois..........................................     Leased             6/94
Willow Springs, Illinois....................................      Owned             7/96
Niles, Illinois.............................................     Leased             8/96
Elk Grove Village, Illinois.................................      Owned            10/96
Chicago, Illinois...........................................     Leased            10/96
Bolingbrook, Illinois.......................................     Leased             2/97
Elmhurst, Illinois..........................................     Leased             6/98
Gurnee, Illinois............................................     Leased             7/98
Mount Prospect, Illinois....................................      Owned             3/99
Arlington Heights, Illinois.................................      Owned             3/99
Northbrook, Illinois........................................     Leased             4/99
Zion, Illinois..............................................      Owned             9/99
Frankfort, Illinois.........................................     Leased             1/00
Palos Heights, Illinois.....................................     Leased            11/02
MARINE-WISCONSIN FACILITIES
Cedarburg, Wisconsin........................................      Owned             9/97
Grafton, Wisconsin..........................................      Owned             9/97
Pewaukee, Wisconsin.........................................     Leased             2/98
Wauwatosa, Wisconsin........................................     Leased             5/98
Milwaukee, Wisconsin........................................     Leased             4/99
Franklin, Wisconsin.........................................     Leased             8/00
Brookfield, Wisconsin.......................................     Leased             9/01
CIB-INDIANA FACILITIES
Indianapolis, Indiana (Fox Road)............................     Leased             3/98
Indianapolis, Indiana (Emerson Way).........................     Leased             9/98
Indianapolis, Indiana (Monument Circle).....................     Leased             4/99
Indianapolis, Indiana (Rockville Road)......................      Owned             3/00
Carmel, Indiana.............................................     Leased             8/00

                                                                  OWNED         DATE OPENED
                          LOCATION                              OR LEASED       OR ACQUIRED
                          --------                              ---------       -----------
MARINE FSB FACILITIES
Omaha, Nebraska.............................................     Leased            11/99
Scottsdale, Arizona.........................................     Leased            10/01
Henderson, Nevada...........................................     Leased             1/02
CITRUS BANK FACILITIES
Vero Beach, Florida.........................................      Owned             4/90
Sebastian, Florida..........................................      Owned             2/93
Barefoot Bay, Florida.......................................      Owned             9/96
North Miami Beach, Florida..................................     Leased            12/01
Sebring, Florida............................................     Leased             1/02
MORTGAGE SERVICES, INC.
Waukesha, Wisconsin.........................................     Leased            12/02
CIB MARINE BANCSHARES, INC.
Champaign, Illinois.........................................     Leased            10/99

     The following table provides information relating to the material real properties owned or leased by companies held for disposal by CIB Marine at December 31, 2002. CIB Marine does not believe that there are any material environmental issues affecting these properties.

                                                                  OWNED         DATE OPENED
                          LOCATION                              OR LEASED       OR ACQUIRED
                          --------                              ---------       -----------
MICR, INC.
Mukilteo, Washington........................................     Leased            10/00
CANRON CORPORATION
Rexdale, Ontario............................................      Owned            10/02
Conklin, New York...........................................      Owned            10/02
Sadbury, Ontario............................................     Leased            10/02
New York, New York..........................................     Leased            10/02
New Westminster, British Columbia...........................      Owned            10/02
Vancouver, British Columbia.................................      Owned            10/02
Regine, Saskatchewan........................................      Owned            10/02
Edmonton, Alberta...........................................     Leased            10/02
Fort McMurray, Alberta......................................     Leased            10/02
Portland, Oregon............................................      Owned            10/02
Piscataway, New Jersey......................................     Leased            10/02
Leon, Guahajuato............................................      Owned            10/02

     None of the properties owned by CIB Marine or its subsidiaries are subject to encumbrances material to the operations of CIB Marine and its subsidiaries. CIB Marine considers the conditions of its properties to be generally good and adequate for the current needs of the businesses of it and its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

     CIB Marine is not currently involved in any material pending legal proceedings other than litigation of a routine nature, which is being defended and handled in the ordinary course of business.

     CIB Marine has a lending relationship with a borrower who has recently been charged with various criminal offenses, a conviction of which may result in forfeiture to the United States of any and all property of the borrower involved in the alleged criminal offenses and funds in the amount of $54.9 million. In August of 2002, CIB Marine purchased various assets from certain of the borrower's related interests, as a result of financial difficulties of this borrower. Although CIB Marine does not currently believe it will incur any losses with respect to any such forfeiture proceedings, this matter is being disclosed as a contingent liability pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. CIB Marine engaged in the lending activities with the borrower and its related interests, and the acquisition of assets from the borrower's related interests, without knowledge of the alleged criminal activities and believes that it is a bona fide purchaser for value of the assets.

     In addition, CIB Marine has lending relationships with other individuals and entities who purchased certain assets of other operating subsidiaries of the borrower. These loans are secured by certain assets previously owned by the borrower's related interests. CIB Marine has no reason to believe at this time that such assets will be subject to forfeiture and does not expect any loss to occur as a result of any such forfeiture proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     CIB Marine did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal year 2002.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF CIB MARINE

     The following table sets forth the names, ages and positions of all executive officers of CIB Marine, the period that each has held positions with CIB Marine, and a brief account of each officer's business experience during at least the past five years. Under CIB Marine's by-laws, executive officers are elected annually by the board of directors, and each executive officer holds office until his successor has been duly elected and qualified or until the earlier of his death, resignation or removal.

            NAME AND AGE                                    OFFICE AND EXPERIENCE
            ------------                                    ---------------------
J. Michael Straka, 65(1).............    Mr. Straka is the President and Chief Executive Officer of
                                         CIB Marine and has held those positions since 1987. Prior to assuming those positions, Mr. Straka was head of the
                                         international division of a large Milwaukee-based regional bank where he was employed for 26 years.
Michael L. Rechkemmer, 53............    Mr. Rechkemmer has been Executive Vice President of CIB
                                         Marine since July 1999 and Chief Operations Officer since
                                         April 2000. He was CIB-Chicago's Vice Chairman and Chief
                                         Operating Officer from January 1997 to June 1998 and its
                                         President and Chief Executive Officer from July 1994 to
                                         December 1996. Prior to joining CIB-Chicago, Mr. Rechkemmer was President and Chief Executive Officer of Mid America
                                         Bank N.A. from January 1991 to June 1994.
Steven T. Klitzing, 40...............    Mr. Klitzing is Senior Vice President, Chief Financial
                                         Officer, Treasurer and Assistant Secretary of CIB Marine and
                                         has held those positions since December 1993. Mr. Klitzing has been with CIB Marine since 1986 and has held various
                                         positions with CIB Marine and its subsidiaries since that
                                         date.
Donald J. Straka, 40(1)..............    Mr. Straka is Senior Vice President, Chief Legal Officer and
                                         Secretary of CIB Marine and has held those positions since
                                         July 1997. Mr. Straka has been engaged in the practice of
                                         law since 1987. In 1992, Mr. Straka joined the law firm of
                                         Brashear & Ginn and he was a partner of that firm from 1995 to 1997.
Stephen C. Bonnell, 52...............    Mr. Bonnell has been a Senior Vice President of CIB Marine since October 1994 and Chief Credit Officer since January
                                         1996. Mr. Bonnell served in various capacities with CIB
                                         Marine, its subsidiaries and their predecessors from 1972 to
                                         October 1994.

            NAME AND AGE                                    OFFICE AND EXPERIENCE
            ------------                                    ---------------------
Patrick J. Straka, 36(1).............    Mr. Straka is Senior Vice President and Chief Investment
                                         Officer of CIB Marine and has held those positions since
                                         February 1999. He was a Vice President, Investment Officer
                                         and General Auditor of CIB Marine from 1995 to February
                                         1999. Mr. Straka served in various positions with CIB Marine from 1992 to 1995.

-------------------------
(1) J. Michael Straka is the father of Donald J. Straka and Patrick J. Straka.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for CIB Marine's common stock. CIB Marine has offered and sold, from time to time, shares of its common stock in private placement transactions. As of March 14, 2003, there were approximately 1,676 holders of record of CIB Marine's common stock.

     CIB Marine has not paid cash dividends on its common stock. CIB Marine currently reinvests earnings to support continued growth, but will periodically consider whether to pay cash dividends in the future. Restrictions on CIB Marine's ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed elsewhere in this Form 10-K. See, "Business -- Supervision and Regulation -- Dividend Restrictions." See also Note 13 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     On December 20, 2000, CIB Marine commenced a $1.0 million private placement offering of its common stock at $19.71 per share, which terminated on January 31, 2001. Although no funds were received in December 2000, CIB Marine sold 22,709 shares in this offering in January 2001 for a total of $0.4 million. On April 18, 2001, CIB Marine commenced a $3.0 million private placement offering of its common stock at $20.95 per share, which terminated on June 22, 2001. CIB Marine sold 264,329 shares in this offering for a total of $5.5 million. On February 1, 2002, CIB Marine commenced a $5.0 million private placement offering of its common stock at $23.22 per share, which terminated on April 5, 2002. CIB Marine sold 341,772 shares in this offering for a total of $7.9 million. All of these offerings were made to a limited number of accredited investors. Each of the offerings was made pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and the provisions of Rule 506 of Regulation D under the Act. CIB Marine did not incur any commissions or underwriting discounts in any of these offerings.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth CIB Marine's selected consolidated financial data. The selected financial data as it relates to the five-year period ended December 31, 2002, has been derived from CIB Marine's audited Consolidated Financial Statements. The following information should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                          AT OR FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               2002          2001          2000          1999          1998
                                            -----------   -----------   -----------   -----------   -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
  Interest and dividend income............  $   204,070   $   203,130   $   190,565   $   122,300   $    87,068
  Interest expense........................       97,335       115,723       112,722        64,712        45,139
                                            -----------   -----------   -----------   -----------   -----------
  Net interest income.....................      106,735        87,407        77,843        57,588        41,929
  Provision for loan losses...............       34,725        12,743         9,454         6,785         4,756
                                            -----------   -----------   -----------   -----------   -----------
      Net interest income after provision
         for loan losses..................       72,010        74,664        68,389        50,803        37,173
  Noninterest income(1)...................       21,600        20,795         8,529         6,502         6,212
  Noninterest expense.....................       71,079        54,553        45,272        36,796        29,319
                                            -----------   -----------   -----------   -----------   -----------
  Income before income taxes..............       22,531        40,906        31,646        20,509        14,066
  Income tax expense......................        6,900        13,989        10,975         7,250         4,848
                                            -----------   -----------   -----------   -----------   -----------
    Net income............................  $    15,631   $    26,917   $    20,671   $    13,259   $     9,218
                                            ===========   ===========   ===========   ===========   ===========
COMMON SHARE DATA
  Basic earnings per share................  $      0.86   $      1.52   $      1.19   $      0.80   $      0.59
  Diluted earnings per share..............         0.84          1.49          1.17          0.79          0.59
  Dividends...............................           --            --            --            --            --
  Book value per share....................  $     14.30   $     13.27   $     11.57   $      9.94   $      9.12
  Weighted average shares outstanding
     -- basic.............................   18,167,379    17,751,752    17,381,478    16,528,981    15,508,958
  Weighted average shares outstanding
     -- diluted...........................   18,547,515    18,083,013    17,622,964    16,741,410    15,743,745
FINANCIAL CONDITION DATA
  Total assets............................  $ 3,665,561   $ 2,949,169   $ 2,463,951   $ 1,912,899   $ 1,270,574
  Loans...................................    2,707,538     2,389,482     1,831,231     1,455,581       968,720
  Securities..............................      514,003       418,357       505,871       369,988       222,229
  Deposits................................    2,848,404     2,269,710     2,038,093     1,607,547     1,087,736
  Borrowings, including guaranteed trust
    preferred securities..................      494,086       421,870       204,779       123,206        23,471
  Stockholders' equity....................      261,801       237,142       203,367       169,703       150,543
FINANCIAL RATIOS AND OTHER DATA
Performance Ratios:
  Net interest margin(2)..................         3.44%         3.45%         3.73%         3.95%         4.19%
  Net interest spread(3)..................         3.04          2.85          3.04          3.26          3.31
  Noninterest income to average
    assets(4).............................         0.57          0.63          0.38          0.42          0.55
  Noninterest expense to average assets...         2.19          2.06          2.05          2.38          2.76
  Efficiency ratio(5).....................        55.91         51.52         51.45         56.49         60.19
  Return on average assets(6).............         0.48          1.01          0.94          0.86          0.87
  Return on average equity(7).............         6.10         12.11         11.14          8.45          7.00

                                                          AT OR FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               2002          2001          2000          1999          1998
                                            -----------   -----------   -----------   -----------   -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Asset Quality Ratios:
  Nonaccrual loans, restructured and 90
    days or more past due and still
    accruing loans to loans...............         1.71%         1.52%         1.00%         0.61%         1.11%
  Nonperforming assets and 90 days or more
    past due and still accruing loans to
    total assets..........................         1.36          1.34          0.81          0.52          0.88
  Allowance for loan losses to loans......         1.93          1.43          1.31          1.11          1.15
  Allowance for loan losses to nonaccrual,
    restructured and 90 days or more past
    due and still accruing loans..........       113.29         94.12        130.71        183.67        103.16
  Net charge-offs to average loans........         0.64          0.13          0.10          0.15          0.10
Capital Ratios:
  Total equity to total assets............         7.14%         8.04%         8.25%         8.87%        11.85%
  Total risk-based capital ratio..........        10.45         10.64         10.69         10.29         14.39
  Tier 1 risk-based capital ratio.........         9.19          9.42          9.61          9.33         13.37
  Leverage capital ratio..................         8.75          9.32          8.88          8.99         12.21
Other Data:
  Number of employees (full-time
    equivalent)(8)........................          844           685           612           551           462
  Number of banking facilities............           52            49            45            41            33

-------------------------
(1) Noninterest income includes pre-tax gains on investment securities of $3.1 million for the year ended December 31, 2002, $4.0 million for the year ended December 31, 2001, $0.03 million for the year ended December 31, 2000, $0.002 million for the year ended December 31, 1999 and $0.3 million for the year ended December 31, 1998.

(2) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

(3) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4) Noninterest income to average assets excludes gains and losses on securities.

(5) The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income excluding gains and losses on securities.

(6) Return on average assets is net income divided by average total assets.

(7) Return on average equity is net income divided by average common equity.

(8) Does not include employees of companies held for disposal of 914 in 2002, 40 in 2001 and 42 in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, selected financial data appearing elsewhere within this report, and management's discussion and analysis are, to a large degree, dependent upon CIB Marine's accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

     Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of CIB Marine's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

ALLOWANCE FOR LOAN LOSSES

     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. CIB Marine maintains policies and procedures that address the systems of controls over the following areas of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurances they are maintained in accordance with GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

     CIB Marine evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows from the loan or collateral valuations and all other known relevant information. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (SFAS 5), with a group of loans that have similar characteristics.

     For loans without individual measures of impairment, CIB Marine makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected losses inherent in a group of loans is derived based upon estimates of expected default rates and loss for the group of loans. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, and ability of lending management; national and local economic conditions; and off-balance sheet positions.

     The amount of estimated impairment for individually evaluated loans and the estimate of losses for groups of loans is added together for a total estimate of loans losses. This estimate of losses is compared to the allowance for loan losses of CIB Marine as of the evaluation date, and if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside of a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. CIB Marine recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

OTHER INVESTMENTS

     Other investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine's ownership is at least 3% in a limited partnership and 20% in a corporation, but less than 51%. Investments not accounted for on the equity method are accounted for using the cost method. All of these investments are illiquid. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired CIB Marine looks to previous transactions, if any, and the investees discounted cash flows. No investments were considered impaired at December 31, 2002. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be reduced and a loss recorded.

ASSETS OF COMPANIES HELD FOR SALE OR DISPOSAL

     Companies which have been acquired through loan collection activities and held for sale or disposal are initially valued at their fair market value based upon independent valuations. The valuations of such businesses are allocated to the assets and liabilities of the businesses. The asset groups are then periodically evaluated for impairment as required under FASB Statement No. 144, based upon the estimated undiscounted cash flows of the asset group. If the estimated undiscounted cash flows of the asset group are not sufficient to recover the asset group, then the fair value of the asset group is determined using a discounted cash flow approach. If the fair value of the asset group is less than the carrying amount, a loss is recognized. Should future estimated cash flows be reduced or if applicable discount rates increase then the carrying value of the asset groups may need to be reduced and a loss recorded.

INCOME TAXES

     CIB Marine recognizes expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as operating loss and tax credit carry-forwards. Realization of deferred tax assets is dependent upon CIB Marine generating sufficient taxable income in either the carry-forward or carry-back periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS, state taxing authorities, and foreign government taxing authorities. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. CIB Marine believes it has adequately accrued for all probable income taxes payable and provided valuation allowances for deferred tax assets where it has been determined to be more likely than not that such assets are not realizable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

INTRODUCTION

     The following is a discussion and analysis of CIB Marine's consolidated financial condition as of December 31, 2002 and 2001, and its changes in financial condition and results of operations for the three years ended December 31, 2002, 2001 and 2000. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified.

     On September 17, 2001, CIB Marine acquired Citrus Financial Services, Inc., including its banking subsidiary, Citrus Bank, N.A., through a merger transaction. The merger was accounted for as a pooling of interests and the Consolidated Financial Statements for all prior periods have been restated to include the financial information of Citrus Financial as if CIB Marine and Citrus Financial had always been combined. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes contained in Item 8 of this Form 10-K.

     On June 19, 2000, CIB Marine announced that its Board of Directors approved a 150-for-1 split of the Company's outstanding shares of common stock. The stock split was affected in the form of a stock dividend and each shareholder of record at the close of business on July 1, 2000, received 149 additional shares of common stock for every share of common stock held. All share and per share data contained in this Form 10-K document have been restated to reflect the effect of this stock split.

OVERVIEW

     CIB Marine had net income of $15.6 million in 2002, as compared to $26.9 million in 2001 and $20.7 million in 2000. Total assets at December 31, 2002 were $3.7 billion, which represented a 24.4% increase from total assets of $2.9 billion at December 31, 2001. Total assets increased 19.7% during 2001, from $2.5 billion at December 31, 2000.

     CIB Marine's asset growth has been largely attributable to the implementation of its business strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel, and expanding in both new and existing markets. During 2002, CIB Marine established three new banking facilities, acquired the operations of a mortgage banking company and established an entity engaged in the business of factoring receivables. During 2001, CIB Marine established four new banking facilities and acquired Citrus Financial, which at the time of acquisition had total assets of $84.2 million and three full-service banking facilities. During 2000, CIB Marine established four new banking facilities.

     CIB Marine raised a significant portion of the capital necessary to facilitate its growth through the sales of its common stock in private placement offerings and through the issuance of guaranteed trust preferred securities. The guaranteed trust preferred securities qualify as Tier 1 capital for regulatory purposes, but are accounted for as debt for financial reporting purposes.

     The following table provides an overview of CIB Marine's asset and income trends. The table indicates the percentage increase or (decrease) in the average balance sheet or income statement items for the years ended December 31, 2002, 2001, and 2000, in each case as compared to the prior year.

                                                             2002 VS. 2001    2001 VS. 2000    2000 VS. 1999
                                                             -------------    -------------    -------------
SELECTED AVERAGE BALANCE SHEET ITEMS
Total loans..............................................        23.58%           25.15%           43.24%
Total interest-earning assets............................        22.27            21.08            43.64
Total assets.............................................        22.48            20.00            43.04
Total deposits...........................................        24.25            12.31            39.36
Total interest-bearing liabilities.......................        22.59            20.67            47.35
SELECTED INCOME STATEMENT ITEMS
Net interest income(TE)..................................        21.90%           12.12%           35.57%
Provision for loan losses................................       172.50            34.79            39.34
Noninterest income.......................................         3.87           143.82            31.18
Noninterest expense......................................        30.29            20.50            23.04
Net income...............................................      (41.93)            30.22            55.90
Diluted earnings per share...............................      (43.62)            27.35            48.10

-------------------------
(TE) - Tax equivalent basis of 35%

RESULTS OF OPERATIONS

     NET INCOME

     CIB Marine's net income was $15.6 million in 2002 compared to $26.9 million in 2001. The decrease in net income in 2002 was primarily attributable to a $22.0 million increase in the provision for loan losses and a $16.5 million increase in noninterest expense. This was partially offset by a $19.3 million increase in net interest income. The increase in the provision for loan losses was primarily the result of an increase in net loan charge-offs of $13.9 million and an increase in the level of nonperforming loans.

     Net income for 2001 was $26.9 million compared to $20.7 million in 2000. This increase was primarily attributable to higher net interest income and noninterest income partially offset by increased noninterest expense and provision for loan losses.

     Diluted earnings per share were $0.84 in 2002 compared to $1.49 in 2001 and $1.17 in 2000. Return on average assets was 0.48% in 2002, 1.01% in 2001, and 0.94% in 2000. The return on average equity was 6.10% in 2002, 12.11% in 2001, and 11.14% in 2000.

     NET INTEREST INCOME

     Net interest income is the most significant component of CIB Marine's earnings. Net interest income is the difference between interest earned, on a tax equivalent basis, on interest-earning assets and interest paid on deposits and other borrowed funds. Net interest margin is this difference expressed as a percentage of average interest-earning assets. The amount of CIB Marine's net interest income is affected by several factors, including interest rates and the volume and relative mix of interest-earning assets and interest-bearing liabilities. Although CIB Marine can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond CIB Marine's control.

     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine's major asset, liability and stockholders' equity categories. The following table expresses interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by these tax-exempt assets.

                                                                     YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------
                                                           2002                                    2001
                                           -------------------------------------   -------------------------------------
                                            AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                            BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                           ----------   -----------   ----------   ----------   -----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE):
Securities:
 Taxable.................................  $  424,360    $ 18,284        4.31%     $  387,186    $ 23,026        5.95%
 Tax-exempt..............................      60,361       3,910        6.48          59,545       4,372        7.34
                                           ----------    --------        ----      ----------    --------       -----
 Total Securities........................     484,721      22,194        4.58         446,731      27,398        6.13
Loans (1)(2):
 Commercial..............................     805,620      53,029        6.58         717,063      57,923        8.08
 Commercial real estate..................   1,706,983     122,056        7.15       1,296,687     110,837        8.55
 Consumer................................      61,291       4,029        6.57          69,025       5,652        8.19
                                           ----------    --------        ----      ----------    --------       -----
   Total loans...........................   2,573,894     179,114        6.96       2,082,775     174,412        8.37
Federal funds sold.......................      27,480         539        1.96          25,267       1,121        4.44
Loans held for sale......................      71,611       4,137        5.78          27,756       1,919        6.91
                                           ----------    --------        ----      ----------    --------       -----
   Total interest-earning assets (TE)....   3,157,706     205,984        6.52       2,582,529     204,850        7.93
                                                         --------        ----                    --------       -----
NONINTEREST-EARNING ASSETS:
Cash and due from banks..................      38,066                                  20,603
Premises and equipment...................      27,979                                  25,837
Allowance for loan losses................     (42,201)                                (28,918)
Accrued interest receivable and other
 assets..................................      67,629                                  52,826
                                           ----------                              ----------
 Total noninterest-earning assets........      91,473                                  70,348
                                           ----------                              ----------
   Total Assets..........................  $3,249,179                              $2,652,877
                                           ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Interest-bearing demand deposits........  $   57,831    $    590        1.02%     $   53,670    $  1,061        1.98%
 Money market............................     285,178       5,842        2.05         245,754       8,810        3.58
 Other savings deposits..................     124,189       2,936        2.36          45,893       1,210        2.64
 Time deposits...........................   1,960,349      76,110        3.88       1,615,016      89,504        5.54
                                           ----------    --------        ----      ----------    --------       -----
   Total interest-bearing deposits.......   2,427,547      85,478        3.52       1,960,333     100,585        5.13
Borrowings -- short-term.................     274,490       5,964        2.17         223,369       8,481        3.80
Borrowings -- long-term..................      46,396       1,370        2.95          57,301       2,633        4.60
Guaranteed trust preferred securities....      45,260       4,523        9.99          37,863       4,024       10.63
                                           ----------    --------        ----      ----------    --------       -----
   Total borrowed funds..................     366,146      11,857        3.24         318,533      15,138        4.75
   Total interest-bearing liabilities....   2,793,693      97,335        3.48       2,278,866     115,723        5.08
                                                         --------        ----                    --------       -----
NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing demand deposits......     173,080                                 132,731
Accrued Interest and other liabilities...      26,365                                  19,038
                                           ----------                              ----------
   Total noninterest-bearing
     liabilities.........................     199,445                                 151,769
                                           ----------                              ----------
Stockholders' Equity.....................     256,041                                 222,242
                                           ----------                              ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY..................................  $3,249,179                              $2,652,877
                                           ==========                              ==========
NET INTEREST INCOME (TE) AND NET INTEREST
 SPREAD(3)...............................                $108,649        3.04%                   $ 89,127        2.85%
                                                         ========        ====                    ========       =====
NET INTEREST MARGIN (TE)(4)..............                                3.44%                                   3.45%
                                                                         ====                                   =====

                                                 YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                                           2000
                                           -------------------------------------
                                            AVERAGE      INTEREST      AVERAGE
                                            BALANCE     EARNED/PAID   YIELD/COST
                                           ----------   -----------   ----------
                                                  (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE):
Securities:
 Taxable.................................  $  387,948    $ 24,199        6.24%
 Tax-exempt..............................      55,275       4,340        7.85
                                           ----------    --------       -----
 Total Securities........................     443,223      28,539        6.44
Loans (1)(2):
 Commercial..............................     572,622      55,926        9.77
 Commercial real estate..................   1,021,491      99,712        9.76
 Consumer................................      70,133       6,247        8.91
                                           ----------    --------       -----
   Total loans...........................   1,664,246     161,885        9.73
Federal funds sold.......................      20,230       1,340        6.62
Loans held for sale......................       5,224         454        8.69
                                           ----------    --------       -----
   Total interest-earning assets (TE)....   2,132,923     192,218        9.01
                                                         --------       -----
NONINTEREST-EARNING ASSETS:
Cash and due from banks..................      21,971
Premises and equipment...................      25,074
Allowance for loan losses................     (20,461)
Accrued interest receivable and other
 assets..................................      51,252
                                           ----------
 Total noninterest-earning assets........      77,836
                                           ----------
   Total Assets..........................  $2,210,759
                                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
 Interest-bearing demand deposits........  $   49,556    $  1,273        2.57%
 Money market............................     183,970      10,103        5.49
 Other savings deposits..................      44,378       1,405        3.17
 Time deposits...........................   1,464,359      89,685        6.12
                                           ----------    --------       -----
   Total interest-bearing deposits.......   1,742,263     102,466        5.88
Borrowings -- short-term.................     103,853       7,113        6.85
Borrowings -- long-term..................      29,811       1,792        6.01
Guaranteed trust preferred securities....      12,514       1,351       10.80
                                           ----------    --------       -----
   Total borrowed funds..................     146,178      10,256        7.02
   Total interest-bearing liabilities....   1,888,441     112,722        5.97
                                                         --------       -----
NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing demand deposits......     121,380
Accrued Interest and other liabilities...      15,430
                                           ----------
   Total noninterest-bearing
     liabilities.........................     136,810
                                           ----------
Stockholders' Equity.....................     185,508
                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY..................................  $2,210,759
                                           ==========
NET INTEREST INCOME (TE) AND NET INTEREST
 SPREAD(3)...............................                $ 79,496        3.04%
                                                         ========       =====
NET INTEREST MARGIN (TE)(4)..............                                3.73%
                                                                        =====

-------------------------
(TE) -- Tax-equivalent basis of 35%

(1) Loan balance totals include nonaccrual loans.

(2) Interest earned on loans include amortized loan fees of $9.1 million, $8.6 million and $5.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(3) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

     Net interest income, on a tax-equivalent basis, increased $19.5 million, or 21.9%, from $89.1 million in 2001 to $108.6 million in 2002. This increase was primarily the result of a 22.3% increase in average interest-earning assets. Net interest income on a tax-equivalent basis increased $9.6 million, or 12.1%, during 2001 from $79.5 million in 2000. This increase was primarily the result of a 21.1% increase in average interest-earning assets partially offset by a 28 basis point decline in the net interest margin.

     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                      YEAR ENDED DECEMBER 30, 2002                  YEAR ENDED DECEMBER 30, 2001
                                              COMPARED TO                                   COMPARED TO
                                    YEAR ENDED DECEMBER 31, 2001(1)               YEAR ENDED DECEMBER 31, 2000(1)
                                ----------------------------------------      ----------------------------------------
                                VOLUME      RATE      TOTAL     % CHANGE      VOLUME      RATE      TOTAL     % CHANGE
                                -------   --------   --------   --------      -------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable.........  $ 2,054   $ (6,796)  $ (4,742)    (20.59)%    $   (47)  $ (1,126)  $ (1,173)     (4.85)%
Securities -- tax-exempt......       59       (521)      (462)    (10.57)         324       (292)        32       0.74
                                -------   --------   --------   --------      -------   --------   --------   --------
    Total Securities..........    2,113     (7,317)    (5,204)    (18.99)         277     (1,418)    (1,141)     (4.00)
Commercial....................    6,623    (11,517)    (4,894)     (8.45)      12,660    (10,663)     1,997       3.57
Commercial real estate........   31,291    (20,072)    11,219      10.12       24,578    (13,453)    11,125      11.16
Consumer......................     (588)    (1,035)    (1,623)    (28.72)         (98)      (497)      (595)     (9.52)
                                -------   --------   --------   --------      -------   --------   --------   --------
    Total Loans (including
      fees)...................   37,326    (32,624)     4,702       2.70       37,140    (24,613)    12,527       7.74
Federal funds sold............       91       (673)      (582)    (51.92)         286       (505)      (219)    (16.34)
Loans held for sale...........    2,581       (363)     2,218     115.58        1,576       (111)     1,465     322.69
                                -------   --------   --------   --------      -------   --------   --------   --------
  TOTAL INTEREST INCOME
    (TE)......................   42,111    (40,977)     1,134       0.55       39,279    (26,647)    12,632       6.57
                                -------   --------   --------   --------      -------   --------   --------   --------
INTEREST EXPENSE
Interest-bearing demand
  deposits....................       77       (548)      (471)    (44.39)          99       (311)      (212)    (16.65)
Money market..................    1,249     (4,217)    (2,968)    (33.69)       2,814     (4,107)    (1,293)    (12.80)
Other savings deposits........    1,863       (137)     1,726     142.64           47       (242)      (195)    (13.88)
Time deposits.................   16,751    (30,145)   (13,394)    (14.96)       8,771     (8,952)      (181)     (0.20)
                                -------   --------   --------   --------      -------   --------   --------   --------
    Total Deposits............   19,940    (35,047)   (15,107)    (15.02)      11,731    (13,612)    (1,881)     (1.84)
Borrowings -- short term......    1,652     (4,169)    (2,517)    (29.68)       5,556     (4,188)     1,368      19.23
Borrowings -- long term.......     (439)      (824)    (1,263)    (47.97)       1,342       (501)       841      46.93
Guaranteed trust preferred
  securities..................      750       (251)       499      12.40        2,695        (22)     2,673     197.85
                                -------   --------   --------   --------      -------   --------   --------   --------
    Total Borrowed Funds......    1,963     (5,244)    (3,281)    (21.67)       9,593     (4,711)     4,882      47.60
                                -------   --------   --------   --------      -------   --------   --------   --------
  TOTAL INTEREST EXPENSE......   21,903    (40,291)   (18,388)    (15.89)      21,324    (18,323)     3,001       2.66
                                -------   --------   --------   --------      -------   --------   --------   --------
    NET INTEREST INCOME
      (TE)....................  $20,208   $   (686)  $ 19,522      21.90%     $17,955   $ (8,324)  $  9,631      12.12%
                                =======   ========   ========   ========      =======   ========   ========   ========

-------------------------
(TE) Tax-equivalent basis of 35%.

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     INTEREST INCOME

     Total interest income, on a tax-equivalent basis, increased $1.1 million, or 0.6%, from $204.9 million in 2001 to $206.0 million in 2002. The increase was primarily the result of a 22.3% increase in average interest-earning assets, offset by a 141 basis point decrease in the yield on average interest-earning assets. Interest income on loans increased 2.7% due to increased average loan balances, partially offset by a 141 basis point decrease in the loan yield. Interest income on securities declined 19.0% due to lower yields, partially offset by higher investment balances. Interest income on loans held for sale increased 115.6% due to higher average balances.

     Total interest income, on a tax-equivalent basis, increased $12.6 million, or 6.6%, during 2001 from $192.2 million in 2000. The increase was the result of a 21.1% increase in average interest-earning assets, partially offset by a 108 basis point reduction in the yield on average earning assets. Interest income on loans increased 7.7% due to increased average loan balances, partially offset by lower loan yields. Interest income on securities declined by 4.0% due to lower yields, partially offset by an increase in the average balance of securities. Interest income on loans held for sale increased 322.7% due to the higher average balances.

     INTEREST EXPENSE

     Total interest expense decreased $18.4 million, or 15.9%, from $115.7 million in 2001, to $97.3 million in 2002. This reduction was primarily the result of a 160 basis point decline in the rate paid on total interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities. Interest expense on deposits decreased 15.0% due to lower interest rates paid, partially offset by an increase in average deposit balances. Interest expense on borrowed funds declined 21.7%, primarily as a result of a reduction in the rate paid on borrowed funds offset by an increase in the average amount of borrowed funds outstanding.

     Total interest expense increased $3.0 million, or 2.7%, during 2001, from $112.7 million in 2000 to $115.7 million in 2001. This increase was primarily the result of a 20.7% increase in average interest-bearing liabilities, offset by an 89 basis point reduction in the interest rate paid on average interest-bearing liabilities. Interest expense on deposits declined by 1.8% due to lower rates, partially offset by an increase in average deposit balances. Interest expense on borrowed funds increased 47.6% primarily due to higher borrowing levels, including the issuance of additional trust preferred securities, partially offset by lower interest rates paid.

     NET INTEREST MARGIN/NET INTEREST SPREAD

     CIB Marine's net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased by 19 basis points in 2002. This increase was primarily the result of the rate paid on interest-bearing liabilities decreasing more rapidly than earning asset yields in the declining rate environment. The net interest margin, which is net interest income as a percent of average interest-earning assets, was essentially unchanged in 2002, decreasing one basis point from the previous year.

     While interest rate spreads improved during 2002, the contribution to net interest margin attributable to interest-free funds supporting earning assets was an offsetting factor. The higher interest rate environment of 2001 created an increased value on those interest-free funds.

     CIB Marine's net interest spread declined by 19 basis points in 2001 as a result of reductions in earning asset yields exceeding the reduced rate paid for interest-bearing liabilities. The net interest margin declined by 28 basis points in 2001 compared to 2000.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses represents charges made to earnings in order to maintain an allowance for loan losses. The provision for loan losses was $34.7 million for 2002, as compared to $12.7 million in 2001 and $9.5 million in 2000. The increase in the provision in 2002 over 2001 was the result of the increases in net charge-offs from $2.7 million in 2001 to $16.6 million in 2002, nonperforming loans, loans 90 days or more past due and still accruing, the credit risk associated with certain borrowing relationships, and the growth of the loan portfolio. The increase in the provision in 2001 over 2000 was the result of increased net charge-offs, nonperforming loans and loans 90 days or more past due and still accruing, and growth of the loan portfolio. See, "Allowance for Loan Losses" and "Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing" for more information.

     NONINTEREST INCOME

     Noninterest income increased $0.8 million, or $3.9%, from $20.8 million in 2001 to $21.6 million in 2002. The increase was primarily the result of an increase in mortgage banking revenue. Mortgage banking revenue increased $2.2 million, or 26.3%, from $8.4 million in 2001 to $10.6 million in 2002. The increase in mortgage banking revenue was due primarily to an increase in the sale of residential mortgage loans, resulting from a relatively low interest rate environment and the expansion of CIB Marine's mortgage operations.

     Deposit service charges and other service fees increased $0.4 million, or 14.1%, from $3.1 million in 2001 to $3.5 million in 2002. This increase is in part the result of a 4.03% increase in the number of deposit accounts serviced from 2001 to 2002. The decrease in other income of $0.5 million was primarily due to the two-month pre-tax loss of $0.8 million from Canron operations. Securities gains were $4.0 million in 2001 and $3.1 million in 2002. CIB Marine repositioned its securities portfolio during 2001 and 2002, including the sales of securities during market rate decreases, in order to promote long-term earnings.

     Noninterest income increased $12.3 million, or 143.8% during 2001, from $8.5 million in 2000. Mortgage banking revenue increased $6.1 million, or 269.6%, from $2.3 million in 2000 to $8.4 million in 2001. The increase in mortgage banking revenue was due primarily to an increase in the sale of residential mortgage loans as described above. Loan fees increased $2.0 million, or 110.8%, due to the increase in the loan portfolio and letter of credit fees. Other income increased $0.7 million due to the full year of pre-tax MICR income in 2001 compared to the two months of income in 2000. Also affecting the 2000 to 2001 comparison was the $4.0 million increase in net securities gains.

     NONINTEREST EXPENSE

     Total noninterest expense increased $16.5 million, or 30.3%, from $54.6 million in 2001, to $71.1 million in 2002. The increase was primarily the result of CIB Marine's growth, including internal growth, the opening of new banking facilities and the expansion of its mortgage operations, and increased legal and collection fees related to problem credits and litigation settlements.

     Compensation and employee benefits expense is the largest component of noninterest expense and represented 58.3% of total noninterest expense for 2002 compared to 60.8% for 2001. Compensation and employee benefits expense increased $8.3 million, or 25.1%, from $33.2 million in 2001 to $41.5 million in 2002. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, expansion of mortgage banking operations, the hiring of additional management personnel, and increases in the salaries of existing personnel. The total number of full-time equivalent employees increased 23.2% from 685 at December 31, 2001 to 844 at December 31, 2002, excluding the employees of Canron and MICR. Compensation and employee benefits related to employees of Canron and MICR, Inc are not included in compensation and employee benefits expense because these companies are held for disposal and not part of CIB Marine's banking operations.

     Equipment and occupancy expenses increased $1.1 million, or 13.9%, from $8.2 million in 2001 to $9.4 million in 2002. The increases in these expenditures were primarily attributable to the addition of banking facilities and the purchase of new software systems and equipment.

     Professional services expense increased $1.1 million, or 56.4%, from $1.9 million in 2001 to $3.0 million in 2002. This increase was primarily the result of additional legal expenses related to loan collection activities.

     Amortization of intangibles expense decreased $0.8 million, or 63.4%, from $1.3 million in 2001 to $0.5 million in 2002. This decrease was primarily the result of the adoption of SFAS 142 and SFAS 147, which eliminated the amortization of certain intangible assets. See Note 7 to the Consolidated Financial Statements for additional information.

     Litigation settlements expense was $1.8 million during 2002. The majority of this expense related to the settlement of two separate, but related lawsuits, which arose from CIB Marine's commercial lending business. Litigation settlements expense was $0.1 million in 2001.

     Merger-related charges of $0.5 million were incurred during 2001 related to the acquisition of Citrus Financial. These merger-related charges included asset write-downs, contract cancellations, and professional fees.

     Other noninterest expense increased $5.1 million, or 75.7%, from $6.8 million in 2001 to $11.9 million in 2002. The increase in other noninterest expense was due to a $1.6 million increase in underwriting, appraisal, recording and filing fees, and other closing expenses resulting from the increase in residential mortgage volume, a $1.0 million increase in collection expenses, a $1.0 million loss accrual for a $7.5 million unfunded letter of credit to a company which is experiencing financial difficulties, and a $0.6 million increase in losses resulting from CIB Marine's equity ownership in low-income housing partnerships.

     Total noninterest expense increased $9.3 million, or 20.5% during 2001, from $45.3 million in 2000. The increase was primarily attributable to CIB Marine's growth, including internal growth, and the acquisition and opening of new banking facilities.

     Compensation and employee benefits expense increased $5.8 million, or 21.0%, from $27.4 million in 2000 to $33.2 million in 2001. The increase in compensation and employee benefits is the result of the hiring of personnel to staff new banking facilities, the hiring of additional management personnel, and increases in the salaries of existing personnel. As a result of CIB Marine's growth, the total number of full-time equivalent employees, excluding Canron and MICR, increased 11.9% from 612 at December 31, 2000 to 685 at December 31, 2001.

     Equipment and occupancy expenses increased $1.4 million, or 20.1%, from $6.9 million in 2000 to $8.2 million in 2001. The increases in equipment and occupancy expenses were primarily the result of new banking facilities in 2001 and 2000.

     Other noninterest expense increased $1.1 million, or 20.1%, from $5.6 million in 2000 to $6.8 million in 2001. The increases in other noninterest expense were primarily the result of increased expenses related to the origination and sale of mortgage loans, increased travel expenses, FDIC and state assessments, postage and delivery expenses, and supplies expense.

     CIB Marine's efficiency ratio was 55.91% in 2002, as compared to 51.52% in 2001 and 51.45% in 2000. Total noninterest expense as a percentage of average assets was 2.19% in 2002, as compared to 2.06% in 2001 and 2.05% in 2000.

     INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates for the years ended December 31, 2002, 2001, and 2000 were 30.6%, 34.2% and 34.7%, respectively. The decrease in the effective tax rates was primarily due to lower income before taxes, the increase in the percentage of tax-exempt municipal interest as compared to pre-tax income, low income housing tax credits and the implementation of certain tax planning strategies relative to state income taxes.

FINANCIAL CONDITION

OVERVIEW

     At December 31, 2002, CIB Marine had total assets of $3.7 billion, an increase of $716.4 million, or 24.3%, from $2.9 billion at December 31, 2001. This increase was primarily the result of the implementation of CIB Marine's business strategy. Asset growth occurred in loans which increased $318.1 million, loans held for sale which increased $193.8 million, and investment securities which increased $95.6 million. These increases were funded by increases in deposits of $578.7 million, borrowings of $72.2 million, and equity of $24.7 million. The increase in equity was primarily due to net income of $15.6 million. Additionally, the sale of common stock pursuant to private placement offerings and stock option exercises, in total, raised $9.2 million.

CIB Marine's ratio of stockholders' equity to total assets was 7.1% at December 31, 2002, as compared to 8.0% at December 31, 2001.

LOANS HELD FOR SALE

     Loans held for sale which are comprised primarily of residential first mortgage loans, increased $193.8 million from $34.3 million at December 31, 2001 to $228.1 million at December 31, 2002. This increase was primarily attributable to increases in the volume of loans originated and purchased for resale and an increase in the number of days CIB Marine held the loans prior to being funded by the purchasing investor during the latter part of 2002. The increase in volume was primarily due to a lower interest rate environment in 2002 and the expansion of CIB Marine's mortgage banking operations. The increase in funding time was primarily the result of the increase in the volume of loans being processed and purchased by secondary market investors. In 2002, CIB Marine originated $356.8 million, purchased $901.0 million and sold $1.1 billion of loans held for sale. In 2001, originations, purchases, and sales were $254.4 million, $695.1 million, and $931.5 million, respectively. Comcor accounted for $29.4 million of total mortgage originations and purchases during 2002.

SECURITIES

     CIB Marine seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assists CIB Marine in meeting various regulatory requirements and is consistent with its market risk policies. CIB Marine manages the maturity structure of the investment portfolio to provide a stream of cash flows to complement market risk management and to promote long-term earnings.

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                                            DECEMBER 31, 2002       DECEMBER 31, 2001
                                                           --------------------    --------------------
                                                                       YIELD TO                YIELD TO
                                                            AMOUNT     MATURITY     AMOUNT     MATURITY
                                                           --------    --------    --------    --------
                                                                      (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Treasuries & agencies.............................    $  4,499      6.72%     $ 21,484      6.63%
States and political subdivisions......................      56,107      6.22        59,527      6.88
Other notes and bonds..................................         450      7.10           450      7.10
Mortgage-backed securities.............................       9,076      7.62        15,148      7.11
                                                           --------      ----      --------      ----
     TOTAL SECURITIES HELD TO MATURITY.................      70,132      6.44        96,609      6.86
                                                           --------      ----      --------      ----
AVAILABLE FOR SALE
U.S. Treasuries & agencies.............................     150,710      3.03       104,601      5.47
States and political subdivisions......................       6,478      3.74         2,629      9.18
Other notes and bonds..................................         600      6.63           600      6.63
Commercial paper.......................................       8,300      1.77         6,999      2.30
Mortgage-backed securities.............................     262,674      3.91       195,386      5.81
Federal Home Loan Bank stock...........................      10,394      5.97         6,575      5.78
                                                           --------      ----      --------      ----
     TOTAL SECURITIES AVAILABLE FOR SALE...............     439,156      3.62       316,790      5.65
                                                           --------      ----      --------      ----
     Total Securities Before Market Value Adjustment...     509,288      4.01%      413,399      5.93%
                                                                         ====                    ====
Available for sale market value adjustment.............       4,715                   4,958
                                                           --------                --------
     TOTAL SECURITIES..................................    $514,003                $418,357
                                                           ========                ========

     Total securities outstanding at December 31, 2002, were $514.0 million, an increase of $95.6 million, or 22.9%, from $418.4 million at December 31, 2001. The increase in the securities portfolio was due primarily to CIB Marine's strategy to maintain an appropriate level of liquid assets to total assets. The ratio of total securities to total assets was 14.0%, 14.2%, and 20.5% at December 31, 2002, 2001 and 2000, respectively.

     At December 31, 2002, 30.5% of the portfolio consisted of U.S. Treasuries and agency securities, as compared to 30.9% at December 31, 2001. Mortgage backed securities represented 53.5% of the portfolio at December 31, 2002 as compared to 50.7% at December 31, 2001. Obligations of states and political subdivisions of states represented 12.2% of the portfolio at December 31, 2002, as compared to 14.9% at December 31, 2001. Most of these obligations were general obligations of states or political subdivisions of states in which CIB Marine's subsidiaries are located. Commercial paper accounted for 1.6% of the portfolio at December 31, 2002 and 1.7% of the portfolio in 2001.

     CIB Marine has classified certain of its securities as held to maturity and certain of its securities as available for sale. Securities classified as held to maturity are those that CIB Marine has both the positive intent and ability to hold to maturity, and are reported at amortized cost. Securities classified as available for sale are those that CIB Marine has not classified as held to maturity or as trading securities. CIB Marine has not maintained any securities for trading purposes. CIB Marine may sell securities classified as available for sale if it believes the sale is necessary for liquidity, asset/liability management or other reasons. Securities available for sale are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of accumulated other comprehensive income in equity. The classification of securities as available for sale and held to maturity is based on a number of factors, including CIB Marine's current and projected liquidity position and loan to deposit ratios.

     At December 31, 2002, $443.9 million, or 86.4%, of the securities portfolio was classified as available for sale and $70.1 million, or 13.6%, of the portfolio as held to maturity. At December 31, 2001, 76.9% was classified as available for sale and 23.1% was classified as held to maturity. The increase in the percentage of securities classified as available for sale in 2002 reflects CIB Marine's decision, to make a larger percentage of its securities portfolio available to meet CIB Marine's liquidity needs, if necessary, and to allow CIB Marine the opportunity to react to changes in market interest rates and changes in the spread relationships between alternative investments.

     The following table presents the maturities and weighted average yields of securities as of December 31, 2002.

                                                  DECEMBER 31, 2002
                            --------------------------------------------------------------
                             1 YEAR AND LESS        1 TO 5 YEARS          5 TO 10 YEARS
                            ------------------   -------------------   -------------------
                                      YIELD TO              YIELD TO              YIELD TO
                            BALANCE   MATURITY   BALANCE    MATURITY   BALANCE    MATURITY
                            -------   --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Treasuries &
  agencies................  $ 4,499     6.72%    $     --       --%    $     --       --%
States and political
  subdivisions............   20,005     4.29       16,000     6.95       14,289     7.52
Other notes and bonds.....      250     6.30          200     8.10           --       --
Mortgage-backed
  securities..............       56     6.97          130     7.13        5,686     8.10
                            -------     ----     --------     ----     --------     ----
  TOTAL HELD TO
    MATURITY..............   24,810     4.76       16,330     6.97       19,975     7.69
                            -------     ----     --------     ----     --------     ----
AVAILABLE FOR SALE
U.S. Treasuries &
  agencies................   51,681     3.80       99,029     2.63           --       --
States and political
  subdivisions............    5,001     2.65          984     6.90          493     8.47
Other notes and bonds.....       --       --          400     6.76          200     6.37
Commercial paper..........    8,300     1.77           --       --           --       --
Mortgage-backed
  securities..............      377     6.11       41,528     2.83       90,522     3.55
Federal Home Loan Bank
  stock...................       --       --           --       --           --       --
                            -------     ----     --------     ----     --------     ----
  TOTAL AVAILABLE FOR
    SALE..................   65,359     3.47      141,941     2.73       91,215     3.58
                            -------     ----     --------     ----     --------     ----
  Total Securities Before
    Market Value
    Adjustment............  $90,169     3.82%    $158,271     3.16%    $111,190     4.32%
                            -------     ----     --------     ----     --------     ----
Available for sale market
  value adjustment........
  TOTAL SECURITIES........

                                        DECEMBER 31, 2002
                            -----------------------------------------
                               OVER 10 YEARS             TOTAL
                            -------------------   -------------------
                                       YIELD TO              YIELD TO
                            BALANCE    MATURITY   BALANCE    MATURITY
                            --------   --------   --------   --------
                                     (DOLLARS IN THOUSANDS)
HELD TO MATURITY
U.S. Treasuries &
  agencies................  $     --       --%    $  4,499     6.72%
States and political
  subdivisions............     5,813     7.69       56,107     6.22
Other notes and bonds.....        --       --          450     7.10
Mortgage-backed
  securities..............     3,204     6.81        9,076     7.62
                            --------     ----     --------     ----
  TOTAL HELD TO
    MATURITY..............     9,017     7.38       70,132     6.44
                            --------     ----     --------     ----
AVAILABLE FOR SALE
U.S. Treasuries &
  agencies................        --       --      150,710     3.03
States and political
  subdivisions............        --       --        6,478     3.74
Other notes and bonds.....        --       --          600     6.63
Commercial paper..........        --       --        8,300     1.77
Mortgage-backed
  securities..............   130,247     4.50      262,674     3.91
Federal Home Loan Bank
  stock...................    10,394     5.97       10,394     5.97
                            --------     ----     --------     ----
  TOTAL AVAILABLE FOR
    SALE..................   140,641     4.61      439,156     3.62
                            --------     ----     --------     ----
  Total Securities Before
    Market Value
    Adjustment............  $149,658     4.78%    $509,288     4.01%
                            --------     ----     --------     ----
Available for sale market
  value adjustment........                           4,715
                                                  --------
  TOTAL SECURITIES........                        $514,003
                                                  ========

LOANS

     GENERAL. CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, residential real estate loans, and various types of consumer loans. CIB Marine's underwriting standards, as contained within its loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows and the secondary source should be the liquidation and disposition of collateral.

     Loans, net of the allowance for loan losses, were $2.7 billion at December 31, 2002, an increase of $299.8 million, or 12.7%, from $2.4 billion at December 31, 2001, and represented 72.4% and 79.9% of CIB Marine's total assets at December 31, 2002 and December 31, 2001, respectively. A significant amount of the growth in the loan portfolio occurred in commercial real estate and construction loans, which increased 20.3% and 30.4%, respectively, during 2002. The total of all categories of commercial loans represented 97.9% of gross loans at December 31, 2002, and 97.2% of gross loans at December 31, 2001. These increases in loans are consistent with CIB Marine's business development strategy to focus on establishing banking relationships with small to medium-sized businesses and have been achieved by hiring lenders who have experience and expertise in making loans to these customers.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                                  DECEMBER 31,
                            ----------------------------------------------------------------------------------------
                                     2002                      2001                      2000                1999
                            -----------------------   -----------------------   -----------------------   ----------
                             BALANCE     % OF LOANS    BALANCE     % OF LOANS    BALANCE     % OF LOANS    BALANCE
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Commercial................  $  803,928      29.6%     $  829,828      34.6%     $  626,270      34.1%     $  577,051
Factored receivables......       6,779       0.2              --       0.0              --       0.0              --
Commercial real estate....   1,332,455      49.1       1,107,229      46.2         855,390      46.6         585,386
Commercial real estate
 construction.............     513,805      19.0         394,081      16.4         282,000      15.4         214,251
Residential real estate...      37,628       1.4          37,727       1.6          36,508       2.0          52,161
Home equity loans.........      14,526       0.5          20,175       0.9          16,364       0.9          10,395
Consumer loans............       5,895       0.2           8,126       0.3          18,852       1.0          20,016
                            ----------     -----      ----------     -----      ----------     -----      ----------
 Gross Loans..............   2,715,016     100.0%      2,397,166     100.0%      1,835,384     100.0%      1,459,260
                                           =====                     =====                     =====
Deferred loan fees........      (7,478)                   (7,684)                   (4,153)                   (3,679)
Allowance for loan
 losses...................     (52,369)                  (34,078)                  (23,988)                  (16,214)
                            ----------                ----------                ----------                ----------
 Net loans................  $2,655,169                $2,355,404                $1,807,243                $1,439,367
                            ==========                ==========                ==========                ==========

                                       DECEMBER 31,
                            ----------------------------------
                               1999              1998
                            ----------   ---------------------
                            % OF LOANS   BALANCE    % OF LOANS
                            ----------   --------   ----------
                                  (DOLLARS IN THOUSANDS)
Commercial................     39.5%     $420,313      43.3%
Factored receivables......      0.0           271       0.0
Commercial real estate....     40.1       344,514      35.6
Commercial real estate
 construction.............     14.7       117,703      12.1
Residential real estate...      3.6        50,839       5.2
Home equity loans.........      0.7         7,812       0.8
Consumer loans............      1.4        28,629       3.0
                              -----      --------     -----
 Gross Loans..............    100.0%      970,081     100.0%
                              =====                   =====
Deferred loan fees........                 (1,361)
Allowance for loan
 losses...................                (11,118)
                                         --------
 Net loans................               $957,602
                                         ========

     COMMERCIAL LOANS. At December 31, 2002, commercial loans totaled $803.9 million, a decrease of $25.9 million, or 3.1%, from the prior year-end and represented 29.6% of gross loans. Commercial loans increased $203.6 million, or 32.5%, during 2001. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of these loans have floating interest rates.

     FACTORING RECEIVABLES. In August 2002, CIB Marine acquired certain of the assets of a business engaged in the factoring of receivables through CIB Marine Commercial Finance. This company provides financing to smaller businesses that need more rapid cash flow from their receivables. Advances are secured by the receivables and other assets of the customer, and are made to the customer with recourse. At December 31, 2002, the total balance of the receivables from factoring was $6.8 million.

     COMMERCIAL REAL ESTATE LOANS. At December 31, 2002, commercial real estate loans totaled $1.3 billion, an increase of $225.2 million, or 20.3%, over the prior year-end and represented 49.1% of gross loans. Commercial real estate loans increased $251.8 million, or 29.4%, during 2001. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates with terms generally ranging from one to five years. CIB Marine's underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

     COMMERCIAL REAL ESTATE CONSTRUCTION LOANS. At December 31, 2002, real estate construction loans totaled $513.8 million, an increase of $119.7 million, or 30.4%, over the prior year-end and represented 19.0% of gross loans. Real estate construction loans increased $112.1 million, or 39.7%, during 2001. Real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Before approving a construction loan, CIB Marine generally requires that permanent financing for the project be approved by CIB Marine or a nonaffiliated third party lender. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable rates and generally are for a term of 12 to 18 months.

     RESIDENTIAL REAL ESTATE LOANS. At December 31, 2002, residential mortgage loans, which are not held for sale totaled, $37.6 million, and represented 1.4% of gross loans as compared to $37.7 million and 1.6%, respectively, at December 31, 2001. Residential mortgage loans held in CIB Marine's portfolio are made with both floating and fixed interest rates and terms of one to 30 years.

     HOME EQUITY AND CONSUMER LOANS. CIB Marine also offers a variety of other types of consumer loans, including installment, home equity, and credit card loans. These consumer loans totaled $20.4 million at December 31, 2002 and represented 0.7% of gross loans, as compared to $28.3 million and 1.2%, respectively, at December 31, 2001. During the fourth quarter of 2001, CIB Marine sold $1.7 million of its credit card portfolio.

     LEVERAGED FINANCING. CIB Marine also provides leveraged financing, including mezzanine loans, to certain of its borrowers through its subsidiary banks and CIB Marine Capital. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are generally commercial, commercial real estate or commercial construction loans. These types of credit facilities are generally provided to borrowers with whom CIB Marine has an established banking relationship, where CIB Marine has or is making the senior debt position loan, and where the borrower has projected or established assets or cash flow to support such loan. As mezzanine loans are, by their nature, inherently riskier than senior debt position loans, CIB Marine structures such credit facilities with a goal of generating a rate of return commensurate with the level of risk. The various factors that are considered when measuring the rate of return include the interest rate, loan origination fees, success fees, continuing payment obligations, and/or warrants. CIB Marine applies the same underwriting standards to mezzanine loans as those used for commercial, commercial real estate and construction loans. These loans are typically secured by a junior position on some or all of the assets of the borrower. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. At December 31, 2002, CIB Marine Capital had approximately $26.3 million in mezzanine loans outstanding which are included in the applicable loan categories. The additional inherent risk on these loans is taken into consideration in establishing the allowance for loan losses. CIB Marine does not expect that the mezzanine loan portfolio will represent a significant portion of the loan portfolio.

     LOAN MATURITIES. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2002. Maturities are based upon contractual terms of the underlying loans.

                                                           LOAN MATURITIES AT DECEMBER 31, 2002
                                                    --------------------------------------------------
                                                      1 YEAR        1 TO 5       OVER 5
                                                     AND LESS       YEARS        YEARS        TOTAL
                                                    ----------    ----------    --------    ----------
                                                                  (DOLLARS IN THOUSANDS)
Commercial......................................    $  476,818    $  318,666    $  8,444    $  803,928
Factored receivables............................         6,779            --          --         6,779
Commercial real estate..........................       428,049       709,200     195,206     1,332,455
Commercial real estate construction.............       327,476       186,142         187       513,805
Residential real estate.........................        12,260        14,726      10,642        37,628
Home equity loans...............................         2,326        12,052         148        14,526
Consumer loans..................................         2,888         2,303         704         5,895
                                                    ----------    ----------    --------    ----------
  Total gross loans.............................    $1,256,596    $1,243,089    $215,331    $2,715,016
                                                    ==========    ==========    ========    ==========
SENSITIVITY TO CHANGES IN INTEREST RATES
Fixed rates.....................................    $  185,349    $  529,860    $ 46,217       761,426
Variable rates..................................     1,071,247       713,229     169,114     1,953,590
                                                    ----------    ----------    --------    ----------
  Total gross loans.............................    $1,256,596    $1,243,089    $215,331    $2,715,016
                                                    ==========    ==========    ========    ==========

CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the stockholders' equity of CIB Marine. At December 31, 2002, CIB Marine had four secured borrowing relationships that exceeded 25% of stockholders' equity. These relationships include:

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of December 31, 2002, was $115.1 million, or 44.0%, of CIB Marine's stockholders' equity and 4.3% of total loans. The aggregate principal amount actually drawn and outstanding was $112.4 million at December 31, 2002. The majority of these loans are in the nursing/convalescent home industry. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets including stock in a community bank. At December 31, 2002, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of December 31, 2002, was $109.7 million, or 41.9%, of CIB Marine's stockholders' equity and 4.0% of total loans. The aggregate principal amount actually drawn and outstanding was $82.3 million at December 31, 2002. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. At December 31, 2002, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of December 31, 2002, was $75.3 million, or 28.7%, of CIB Marine's stockholders' equity and 2.8% of total loans. The aggregate principal amount actually drawn and outstanding was $66.8 million at December 31, 2002. The majority of these loans are in the commercial real estate development and the nursing/convalescent home industries. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets. At December 31, 2002, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of December 31, 2002, was $73.5 million, or 28.1%, of CIB Marine's stockholders' equity and 2.7% of total loans. The aggregate principal amount actually drawn and outstanding was $52.6 million at December 31, 2002. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. In January 2002, a commercial real estate loan to a related interest of this borrower with an outstanding balance of $3.2 million was classified as restructured. CIB Marine does not believe that there will be any loss with respect to this restructured loan. At December 31, 2002, all of the loans to this borrower and its related interests were current.

     Approximately $27.5 million of the above described outstanding loan balances are counted in more than one of the described relationships.

     At December 31, 2002, CIB Marine also had credit relationships within five industries or industry groups that exceeded 25% of its stockholders' equity. The total outstanding balance to commercial real estate developers, investors and contractors was approximately $595.7 million, or 22.0%, of total loans and 227.5% of stockholders' equity. The total outstanding balance to residential real estate developers, investors and contractors was approximately $665.8 million, or 24.6%, of total loans and 254.3% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $214.6 million, or 7.9%, of total loans and 82.0% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $146.3 million, or 5.4%, of total loans and 55.9% of stockholders' equity. The total outstanding balance of loans made in the health care facility industry was approximately $116.0 million, or 4.3%, of total loans and 44.3% of stockholders' equity.

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

     LOAN APPROVAL. The approval process for a loan depends upon the size of the prospective borrowing relationship. Depending on size, new loans and modifications or renewals of existing loans are generally approved by the individual lending officer, approved or ratified by the applicable loan committee, or approved by CIB Marine's President and CEO and/or the Chief Credit Officer, each of whom has the authority to approve loans under certain circumstances. Generally, each small loan committee is comprised of various officers of CIB Marine and the applicable subsidiary, and approves loans where the borrowing relationship is greater than $0.1 million, but less than or equal to $1.0 million. Each large loan committee is comprised of various officers and outside directors of CIB Marine and/or the applicable subsidiary, and approves loans where the borrowing relationship is greater than $1.0 million. CIB Marine amended its loan policy, effective

April 1, 2003, relative to the approval process for large credit relationships. As part of the amendment, the Board created an Executive Loan Committee to review all new loans and extensions, renewals or modifications of existing loans to a borrower, or related group of borrowers, which are individually or in the aggregate, including existing credits to such borrower or related group of borrowers, equal to or greater than $15.0 million and to forward the request to the applicable loan committee for consideration or to deny the request. The amendment also requires all new loans involving credit relationships that exceed $25.0 million be authorized by the Executive Loan Committee and CIB Marine's Board prior to consideration by the applicable loan committee. CIB Marine believes that these new procedures will strengthen its underwriting processes and provide additional controls to monitor and evaluate credit concentrations

     LOAN REVIEW. CIB Marine's Credit Administration Department is responsible for CIB Marine's loan review function, which includes assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards, promptly identifying loans with potential credit exposure, handling loan collections and determining the adequacy of the allowance for loan losses. Loan reviews are conducted on a regular basis as established by the loan policy. In general, all loans of $1.0 million or greater and 70% of loans between $0.2 million and $1.0 million are reviewed on an annual basis, or more frequently when management believes additional reviews are necessary. Loans with identified weaknesses are monitored on an on-going basis by management, the applicable subsidiary's Board of Directors, and the Senior Credit Review Committee, which is comprised of CIB Marine's President and CEO, its Chief Credit Officer, a designee of CIB Marine's legal department, and other credit administration and bank-lending officers.

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

ALLOWANCE FOR LOAN LOSSES

     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At December 31, 2002, the allowance for loan losses was $52.4 million, or 1.93%, of total loans, compared to $34.1 million, or 1.43% of total loans, at December 31, 2001. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for 2002 were $17.5 million, while recoveries were $0.9 million, as compared to $3.0 million and $0.3 million, respectively, for 2001. On March 28, 2003, CIB Marine charged-off an additional $3.6 million against two borrowing relationships which were on nonaccrual at December 31, 2002, of which $3.2 million had been allocated as specific reserves . As a result of the significant increase in the allowance during 2002, the ratio of the allowance to nonaccrual, restructured and 90 day or more past due and still accruing loans increased from 94.12% at December 31, 2001 to 113.29% at December 31, 2002. The increase in the allowance was primarily the result of increases in nonperforming loans, loans 90 days or more past due and still accruing, the credit risk associated with certain borrowing relationships, and the growth of the loan portfolio. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance or may downgrade loan ratings which will result in additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Regulatory Matters" and Note 13 to the Consolidated Financial Statements.

     The following table summarizes changes in the allowance for loan losses for each of the periods indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                    2002          2001          2000          1999         1998
                                                 ----------    ----------    ----------    ----------    --------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF YEAR.................    $   34,078    $   23,988    $   16,214    $   11,118    $  7,123
Loans charged off:
  Commercial.................................       (14,443)       (1,893)         (930)       (1,280)       (305)
  Factored receivables.......................            --            --            --            --          --
  Commercial real estate.....................        (2,752)         (660)         (470)         (191)       (398)
  Commercial real estate construction........            --          (100)           --           (36)        (30)
  Residential real estate....................           (79)          (74)         (152)           --          (9)
  Home equity................................           (70)           --            --            --          --
  Consumer...................................          (155)         (272)         (372)         (351)       (231)
                                                 ----------    ----------    ----------    ----------    --------
    TOTAL CHARGED-OFF........................       (17,499)       (2,999)       (1,924)       (1,858)       (973)
                                                 ----------    ----------    ----------    ----------    --------
Recoveries of loans charged-off:
  Commercial.................................           566           232            59            60         135
  Factored receivables.......................            --            --            --            25          --
  Commercial real estate.....................           294            39            20            --           8
  Commercial real estate construction........            --            --            --            46          --
  Residential real estate....................            26            16            --             9          54
  Home equity................................            --            --            --            --           2
  Consumer...................................            57            59           165            29          13
                                                 ----------    ----------    ----------    ----------    --------
    TOTAL RECOVERIES.........................           943           346           244           169         212
                                                 ----------    ----------    ----------    ----------    --------
NET LOANS CHARGED-OFF........................       (16,556)       (2,653)       (1,680)       (1,689)       (761)
Allowance acquired...........................           122            --            --            --          --
Provision for loan losses....................        34,725        12,743         9,454         6,785       4,756
                                                 ----------    ----------    ----------    ----------    --------
BALANCE AT END OF YEAR.......................    $   52,369    $   34,078    $   23,988    $   16,214    $ 11,118
                                                 ==========    ==========    ==========    ==========    ========
RATIOS
Allowance for loan losses to total loans.....          1.93%         1.43%         1.31%         1.11%       1.15%
Allowance for loan losses to nonaccrual,
  restructured and 90 days or more past due
  and still accruing loans...................        113.29         94.12        130.71        183.67      103.16
Net charge-offs to average loans:
  Commercial.................................          1.72          0.23          0.15          0.25        0.04
  Commercial real estate.....................          0.14          0.06          0.04          0.03        0.13
  Consumer...................................          0.36          0.39          0.51          0.41        0.21
    Total loans..............................          0.64          0.13          0.10          0.15        0.10
Ratio of recoveries to loans charged-off.....          5.39         11.54         12.67          9.10       21.79
Total loans..................................    $2,707,538    $2,389,482    $1,831,231    $1,455,581    $968,720
Average total loans..........................     2,573,894     2,082,775     1,664,246     1,161,876     788,874

     The following table sets forth CIB Marine's allocation of the allowance for loan losses by type of loan as of the dates indicated.

                                                               DECEMBER 31,
                           ------------------------------------------------------------------------------------
                                    2002                     2001                     2000              1999
                           ----------------------   ----------------------   ----------------------   ---------
                                       % OF LOANS               % OF LOANS               % OF LOANS
                           ALLOWANCE    IN EACH     ALLOWANCE    IN EACH     ALLOWANCE    IN EACH     ALLOWANCE
                            AMOUNT      CATEGORY     AMOUNT      CATEGORY     AMOUNT      CATEGORY     AMOUNT
                           ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                          (DOLLARS IN THOUSANDS)
Commercial...............   $16,420       2.04%      $14,037       1.69%      $ 8,742       1.40%      $ 7,383
Factored receivables.....       151       2.23            --         --            --         --            --
Commercial real estate...    25,889       1.94        13,511       1.22         8,616       1.01         3,486
Commercial real estate
 construction............     7,028       1.37         4,002       1.02         2,006       0.71         1,186
Residential real
 estate..................     1,324       3.52           632       1.67           317       0.87           332
Home equity loans........       511       3.52           338       1.67           142       0.87            66
Consumer loans...........       149       2.53           232       2.85           212       1.12           222
Unallocated..............       897         --         1,326         --         3,953         --         3,539
                            -------       ----       -------       ----       -------       ----       -------
Total Allowance..........   $52,369       1.93%      $34,078       1.43%      $23,988       1.31%      $16,214
                            =======       ====       =======       ====       =======       ====       =======

                                      DECEMBER 31,
                           -----------------------------------
                              1999               1998
                           ----------   ----------------------
                           % OF LOANS               % OF LOANS
                            IN EACH     ALLOWANCE    IN EACH
                            CATEGORY     AMOUNT      CATEGORY
                           ----------   ---------   ----------
                                 (DOLLARS IN THOUSANDS)
Commercial...............     1.28%      $ 6,301       1.50%
Factored receivables.....       --             4       1.49
Commercial real estate...     0.60         2,054       0.60
Commercial real estate
 construction............     0.55           603       0.51
Residential real
 estate..................     0.64           296       0.58
Home equity loans........     0.64            46       0.58
Consumer loans...........     1.11           298       1.04
Unallocated..............       --         1,516         --
                              ----       -------       ----
Total Allowance..........     1.11%      $11,118       1.15%
                              ====       =======       ====

NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan documentation. A loan is classified as restructured when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

                                                            DECEMBER 31,
                                    ------------------------------------------------------------
                                       2002         2001         2000         1999        1998
                                    ----------   ----------   ----------   ----------   --------
                                                       (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
     Nonaccrual Loans:
     Commercial...................  $   15,071   $   17,746   $    2,391   $    1,465   $  1,468
     Factored receivables.........          --           --           --           --         --
     Commercial real estate.......      15,523       15,678       12,682          798      2,213
     Commercial real estate
       construction...............       5,221           --           --          180        281
     Residential real estate......         654          610          586          654        110
     Home equity loans............         104          220           --           --         --
     Consumer loans...............          45          110           93          362         77
                                    ----------   ----------   ----------   ----------   --------
       Total Nonaccrual Loans.....      36,618       34,364       15,752        3,459      4,149
                                    ----------   ----------   ----------   ----------   --------
     Foreclosed property..........       3,678        3,168        1,626        1,099        390
     Restructured loans...........       3,210          309        1,505        1,853        685
                                    ----------   ----------   ----------   ----------   --------
       Total Nonperforming
          Assets..................  $   43,506   $   37,841   $   18,883   $    6,411   $  5,224
                                    ==========   ==========   ==========   ==========   ========
LOANS 90 DAYS OR MORE PAST DUE AND
  STILL ACCRUING
     Commercial...................  $    3,022   $      758   $      235   $    1,092   $  3,551
     Factored receivables.........          --           --           --           --         --
     Commercial real estate.......       2,292          195           20        1,421        787
     Commercial real estate
       construction...............          --          152           --          850        992
     Residential real estate......       1,076          408          797          126        478
     Home equity loans............          --           --           --           --         --
     Consumer loans...............           6           22           43           27        135
                                    ----------   ----------   ----------   ----------   --------
       Total Loans 90 Days or More
          Past Due and Still
          Accruing................  $    6,396   $    1,535   $    1,095   $    3,516   $  5,943
                                    ==========   ==========   ==========   ==========   ========
Allowance for loan losses.........  $   52,369   $   34,078   $   23,988   $   16,214   $ 11,118
Loans at end of period............   2,707,538    2,389,482    1,831,231    1,455,581    968,720
RATIOS
Nonaccrual loans to total loans...        1.35%        1.44%        0.86%        0.24%      0.43%
Foreclosed properties to total
  assets..........................        0.10         0.11         0.07         0.06       0.03
Nonperforming assets to total
  assets..........................        1.19         1.28         0.77         0.34       0.41
Nonaccrual loans, restructured
  loans and 90 days or more past
  due and still accruing to total
  loans...........................        1.71         1.52         1.00         0.61       1.11
Nonperforming assets and 90 days
  or more past due and still
  accruing loans to total
  assets..........................        1.36         1.34         0.81         0.52       0.88

     Total nonaccrual loans were $36.6 million at December 31, 2002 an increase of $2.3 million, or 6.6%, from $34.4 million at December 31, 2001. Total nonaccrual loans increased $18.6 million, or 118.2%, during 2001 from $15.8 million at December 31, 2000. The ratio of nonaccrual loans to total loans was 1.35%, 1.44%, and 0.86% at December 31, 2002, 2001 and 2000, respectively.
Forgone interest on non-accrual loans reduced interest income by $3.1 million in 2002 and $2.3 million in 2001 and $0.7 million in 2000.

     At December 31, 2002, $31.8 million, or 86.8% of nonaccrual loans consisted of the following seven lending relationships:

     - Commercial loans to a borrower with an aggregate outstanding balance of $9.2 million as of December 31, 2002, secured by all business assets of the borrower including accounts receivable, inventory, and equipment. The principal owner of this business has guaranteed these loans up to $3.0 million. These loans were transferred to nonaccrual in December 2002. CIB Marine allocated $2.5 million as a specific reserve to the allowance for loan losses for these loans during the fourth quarter of 2002, which amount was charged-off on March 28, 2003. CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $8.6 million as of December 31, 2002, secured by first mortgages on two assisted living facilities which are under construction. Of this total, $3.8 million was transferred to nonaccrual in December 2000, and $4.8 million was transferred to nonaccrual in June 2001. Although CIB Marine allocated $3.0 million as a specific reserve to the allowance for loan losses for these loans during the third quarter of 2002, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - A commercial real estate loan and a construction loan to a borrower with an aggregate outstanding balance of $5.1 million as of December 31, 2002, secured by a first mortgage on an income producing commercial property. These loans were transferred to nonaccrual during the second quarter of 2002. Although CIB Marine allocated $1.0 million as a specific reserve to the allowance for loan losses for these loans during the third quarter of 2002, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - A commercial real estate loan to a borrower with an outstanding balance of $3.3 million as of December 31, 2002, secured by a first mortgage on an improved commercial property. The loan was transferred to nonaccrual during the third quarter of 2002. While the value of the property securing the loan approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     - Commercial and commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $2.0 million as of December 31, 2002, secured by a first mortgage on commercial property and a security interest in all business assets. These loans were transferred to nonaccrual during the second quarter of 2002. CIB Marine allocated $0.7 million as a specific reserve to the allowance for loan losses for these loans during the second half of 2002, which amount, and an additional $0.4 million, was charged-off on March 28, 2003. CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - A commercial real estate loan to a borrower with an outstanding balance of $2.0 million as of December 31, 2002, secured by a first mortgage on a hotel. The loan was transferred to nonaccrual during the first quarter of 2001. In August of 2002, a partial charge-off of $0.6 million was taken. While the value of the property securing the obligation approximates the amount owed, net of the partial charge-off, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

     - Commercial loans to the Borrower's related interests with an outstanding balance of $1.6 million as of December 31, 2002. These loans were transferred to nonaccrual during the third quarters of 2001 and 2002. Although CIB Marine allocated $0.5 million as a specific reserve to the allowance for loan losses for these loans during the second quarter of 2002, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship. Additional information regarding the Borrower is contained within "Companies Held For Disposal."

     On March 28, 2003, CIB Marine transferred a $14.8 million loan to nonaccrual. This loan is secured by a first mortgage on a multi-family development and is guaranteed by equity members of the borrower. While CIB Marine believes that the value of this property is sufficient to cover amounts owed, it cannot provide assurances that the value will be maintained or that there will not be any losses with respect to this relationship.

     Foreclosed properties were $3.7 million at December 31, 2002 and consisted of seven commercial properties, all of which are held for sale. At December 31, 2001, foreclosed properties were $3.2 million and consisted of three properties, all of which are held for sale.

     Restructured loans were $3.2 million at December 31, 2002 and consisted of a commercial real estate loan to a borrower that was classified as restructured in the first quarter of 2002 and is current as to all payments in accordance with the restructured loan agreement. While CIB Marine believes that the value of the property securing the obligation approximates the amount owed it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship. Restructured loans were $0.3 million at December 31, 2001.

     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $6.4 million in loans that were 90 days or more past due and still accruing at December 31, 2002, and $1.5 million at December 31, 2001. Accrued interest on loans 90 days or more past due and still accruing as of December 31, 2002, and 2001 was $0.1 million and $0.07 million, respectively. At March 28, 2003, the balance of loans 90 days or more past due and still accruing was $19.4 million. The increase from December 31, 2002 was primarily the result of a $12.8 million borrowing relationship. This relationship is secured by business assets and equity securities. CIB Marine believes that all contractual principal and interest amounts will be collected and the value of the collateral is sufficient to cover amounts owed. CIB Marine, however, cannot provide assurances that there will not be any losses with respect to this relationship.

     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 1.36% at December 31, 2002, as compared to 1.34% and 0.81% at December 31, 2001 and 2000, respectively.

REGULATORY MATTERS

     On January 30, 2003, CIB -- Chicago entered into a Memorandum of Understanding (the "Memorandum") with the Illinois Office of Banks and Real Estate (OBRE) and the FDIC (together the "Regulators"). The Memorandum was entered into as a result of a deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the OBRE's regular examination of CIB -- Chicago, which commenced on September 23, 2002.

     Pursuant to the Memorandum, CIB -- Chicago has agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum is in effect, CIB -- Chicago has agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank's capital accounts. Also, unless prior written consent is received from the Regulators, CIB -- Chicago has agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends.

     The Memorandum is not a formal supervisory action. Failure to comply with the Memorandum can lead to a formal enforcement action which could have a material adverse affect on CIB Marine and its operations. CIB Marine is in the process of developing action plans to correct the deficiencies noted in the examination report. CIB Marine believes that the resolution of these deficiencies will result in the termination of the Memorandum.

     In addition, at the request of the Federal Reserve Bank of Chicago, the Board of Directors of CIB Marine has adopted a resolution to improve credit risk management and establish limits and plans for reducing concentrations of credits.

COMPANIES HELD FOR DISPOSAL

     CIB Marine has acquired interests in two companies from borrowers who were in default of their obligations and which are classified as held for disposal. The aggregate assets and liabilities of companies held for disposal are shown as separate categories on the Consolidated Balance Sheet. Intercompany balances and transactions between the two companies and CIB Marine have been eliminated from the gross asset and liability totals shown on the Consolidated Balance Sheet. The financial statements of the companies shown below include all adjustments necessary to reflect the fair values at date of acquisition.

Canron Corporation

     In 1999, one of CIB Marine's borrowers (the "Borrower") experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower's net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. A substantial amount of collateral held by CIB Marine related to this borrowing relationship included certain assets of, and the Borrower's approximately 84% interest in, Canron Corporation ("Canron"), a closely held steel fabrication and erection company with operations in the United States, Canada and Mexico. Canron has been in the business of fabricating steel since 1912. Canron has been involved in a wide variety of fabrication and erection projects which include high-rise buildings, bridges, airports, stadiums and other unique projects. Canron also offers construction services, including the supervision and restoration of projects of the types noted above. Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.5% of Canron.

     On April 24, 2002, the Borrower filed a lawsuit against CIB Marine and certain of its officers seeking damages and to rescind the Borrower's pledge of the Canron stock as collateral. On April 25, 2002, the Borrower filed for bankruptcy reorganization and CIB Marine filed an action to lift the bankruptcy stay to take possession and control of the Borrower's interest in Canron. On August 21, 2002, CIB Marine and the Borrower agreed upon a settlement of all claims and demands between the parties. The settlement order entered in the Bankruptcy Court established CIB Marine's claim at $15.3 million and provided that in the event the Borrower failed to pay CIB Marine $13.3 million on or before October 30, 2002, CIB Marine would become the owner of the Borrower's 84% interest in Canron, subject to an option of the Borrower to acquire the 84% interest in Canron from CIB Marine on or before December 31, 2002 for $14.5 million, plus any funds contributed by CIB Marine to Canron after October 30, 2002. In addition, the settlement resulted in the transfer of the Borrower's interest in a condominium development in exchange for a $0.8 million reduction in the amount of CIB Marine's claim, and a release and dismissal by CIB Marine and the Borrower of any claims that each might have against the other.

     The Borrower failed to pay CIB Marine the $13.3 million on or before October 30, 2002, and CIB Marine became the owner of the Borrower's 84% interest in Canron through a newly formed and wholly-owned subsidiary, CIB Construction, LLC. On October 31, 2002, CIB Marine recognized a $1.8 million charge-off related to the $13.3 million of loans that were secured by the stock in Canron, and transferred $11.5 million to Companies Held For Disposal, which represented the book value of CIB Marine's ownership in Canron. The Borrower also failed to exercise its option to repurchase.

     Subsequent to acquisition, CIB Marine engaged an independent third party to determine the estimated fair value of Canron as a going concern. Based upon the fair value estimated by the independent third party and adjustments arising from an independent audit of Canron, CIB Marine concluded that the estimated fair value of its ownership interest in Canron was $5.9 million at October 31, 2002. As a result of this estimate, CIB Marine recognized an additional $5.6 million charge-off during the fourth quarter of 2002 relative to the loans secured by the Canron stock. CIB Marine's investment in Canron is classified as an asset held for disposal and recorded at the lower of cost or fair market value. At December 31, 2002, CIB Marine also had

$26.2 million in loans receivable from Canron, which are eliminated in the Consolidated Balance Sheet of CIB Marine. These loans are collateralized by essentially all of the business assets of Canron, including accounts receivable, certain inventories, equipment and real estate. The loans are eliminated in the Consolidated Financial Statements.

     CIB Marine is exploring various exit strategies relative to Canron, all of which CIB Marine management has authority to do, including the immediate sale of the company in its current condition, the stabilization of operations and subsequent sale, and an orderly liquidation. Over the past two years, Canron has been operating without, and unable to obtain, a surety bond line. As a result, Canron has been unable to bid on many projects requiring bonding and its backlog has decreased. At December 31, 2002, Canron's backlog was $52.4 million. The decrease in backlog has resulted in a decrease in profitability and is expected to continue to negatively impact earnings until a bonding line is obtained. In order to obtain bonding, CIB Marine may also be required to make various commitments, including letters of credit, guarantees and the providing of collateral. CIB Marine may be required to fund the cash flow needs of Canron until it obtains bonding and generates sufficient cash flows.

     The fair value of CIB Marine's interest in Canron is assumed to be 84% of the fair market value of Canron. Canron's balance sheet, which is included in the notes to the Consolidated Financial Statements, reflects an allocation of $6.7 million in negative goodwill to the non-current assets. Minority interest of $0.9 million is included in liabilities.

     Although CIB Marine believes that the current carrying value of its investment in Canron represents its fair market value and that the loans to Canron are adequately collateralized, CIB Marine cannot provide assurances that these values will be maintained or that there will not be further losses arising out of its investment in Canron.

     The following table summarizes the composition of Canron's balance sheet, adjusted for amounts necessary to reflect the fair values:

                                                                  DECEMBER 31,
                                                                      2002
                                                             ----------------------
                                                             (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit at CIB Marine.............................        $   327
  Accounts receivable.......................................         33,610
  Inventories and contracts in progress.....................          7,629
  Other assets..............................................          4,195
                                                                    -------
     Current assets.........................................         45,761
  Deferred tax asset........................................          3,869
  Property and equipment, net...............................         18,026
                                                                    -------
       Total assets.........................................        $67,656
                                                                    =======
Liabilities and stockholder's equity:
  Current portion of loans payable to CIB Marine............        $ 3,921
  Other liabilities.........................................         33,880
                                                                    -------
     Current liabilities....................................         37,801
  Loans payable to CIB Marine...............................         22,272
  Loans payable to unaffiliated banks.......................          1,814
                                                                    -------
       Total liabilities....................................         61,887
  Stockholder's equity......................................          5,769
                                                                    -------
       Total liabilities and stockholder's equity...........        $67,656
                                                                    =======

     Canron's results of operations from October 30, 2002 are included in CIB Marine's Other Income in the Consolidated Statements of Income. Canron's results of operations for the years ended December 31, 2002 and 2001 are as follows:

                                                              TWO MONTHS     TEN MONTHS
                                                                ENDED           ENDED        YEAR ENDED
                                                             DECEMBER 31,    OCTOBER 31,    DECEMBER 31,
                                                                 2002           2002            2001
                                                             ------------    -----------    ------------
                                                                       (DOLLARS IN THOUSANDS)
Contract revenue earned..................................      $19,876        $144,134        $209,939
Cost of contract revenue.................................       18,157         124,184         182,492
                                                               -------        --------        --------
  Gross profit...........................................        1,719          19,950          27,447
Selling, general and administrative expenses.............        2,370          15,950          20,328
Interest on CIB Marine debt..............................          352           2,103           1,321
Other interest...........................................           50             239           3,163
                                                               -------        --------        --------
Income (loss) before income taxes........................       (1,053)          1,658           2,635
Income tax expense.......................................           82           4,262           1,276
                                                               -------        --------        --------
  Net income (loss)......................................      $(1,135)       $ (2,604)       $  1,359
                                                               =======        ========        ========

     In April and December 2000, lawsuits were filed against the Borrower and Canron by a lender (the "Lender"), and one of its related interests, to recover amounts due them. The Lender and its related interests have dismissed their lawsuits against Canron. The Lender also has an approximately 11.5% equity interest in Canron. The Lender and certain of its related interests are also customers of and have secured borrowing relationships with CIB Marine. As of December 31, 2002, the total outstanding lending commitment associated with this relationship, including lines of credit which have been fully drawn, was approximately $33.3 million, of which $2.4 million is 90 days or more past due and still accruing interest. A portion of the loans to this Lender is also secured by the customer's equity interest in Canron, which is estimated to be worth $0.8 million. CIB Marine does not consider these loans impaired because of the financial condition of the Lender and its related interests, and its belief that the loans are adequately collateralized pursuant to CIB Marine's loan policy.

MICR, Inc.

     In 2000, CIB Marine acquired and/or assumed, through MICR, Inc., a wholly-owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software for small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business is classified as a held for sale asset. As of the acquisition date, MICR, Inc. was recorded at $6.5 million, which represented the approximate fair value, as determined by an independent appraiser, of the business, less estimated costs to sell. Dividends totaling $1.5 million and $0.8 million were paid by MICR, Inc to CIB Marine during 2002 and 2001, respectively. Income before income taxes related to this business is classified as Other Income in the Consolidated Statements of Income. The business has generated profits in each of the prior three years and CIB Marine believes that it is likely the business will continue to generate profits. CIB Marine cannot, however, provide assurances that these profits will continue or that there will not be losses with respect to this business in the future. Pre-tax net income was $1.2 million for both 2002 and 2001. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 13, 2003. The option, if exercised, is not expected to result in any gain or loss to CIB Marine. CIB Marine management which has authority to do so has developed and implemented a plan to sell this business.

     The following table summarizes the composition of MICR, Inc.'s balance sheet:

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                 2002            2001
                                                                -------         -------
                                                                (DOLLARS IN THOUSANDS)
Assets:
  Accounts receivable.......................................    $  430          $  657
  Inventory.................................................     1,024             981
  Other current assets......................................       502             979
  Property and equipment, net...............................       433             482
  Goodwill, net.............................................     4,156           4,212
                                                                ------          ------
     Total assets...........................................    $6,545          $7,311
                                                                ======          ======
Liabilities and stockholder's equity:
  Current liabilities.......................................    $  470          $  643
  Deferred tax liability....................................        88              40
  Shareholders' equity......................................     5,987           6,628
                                                                ------          ------
     Total liabilities and stockholder's equity.............    $6,545          $7,311
                                                                ======          ======

OTHER ASSETS

     The following table summarizes the composition of CIB Marine's other assets:

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  2002           2001
                                                                --------       --------
                                                                (DOLLARS IN THOUSANDS)
Prepaid expenses............................................    $ 1,293        $ 1,179
Accounts receivable.........................................        551          1,247
Fair value of derivatives...................................      8,022          4,870
Trust preferred securities underwriting fee, net of
  amortization..............................................      1,555          1,150
Other investments...........................................      9,999          6,376
Income tax receivable.......................................      2,877             --
Deferred tax assets.........................................      6,688             --
Other.......................................................      1,764            578
                                                                -------        -------
                                                                $32,749        $15,400
                                                                =======        =======

     Other assets increased $17.3 million or 112.7%, from $15.4 million at December 31, 2001 to $32.7 million at December 31, 2002. The majority of this increase was the result of an increase in current and deferred tax assets, which resulted primarily from increased loan loss provisions and lower than projected pre-tax income. Also contributing to the increase in other assets was a $3.6 million increase in other investments, and a $3.2 million increase in the fair value of derivative instruments.

     Other investments include interests in three limited partnerships which were purchased from the Borrower in September 1999. The carrying value of these investments was $3.0 million at December 31, 2002 and $2.6 million at December 31, 2001. Equity income recorded on the limited partnerships was $0.3 million in 2002, and $0.1 million in 2001. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. In December 2001, CIB Marine purchased 230,770 shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company, at a public sale conducted by one of its subsidiary banks. The common stock was owned by the Borrower and held as collateral for certain loans made to the Borrower by a subsidiary bank. The amount of this investment is carried at the lower of cost or estimated fair market value which was estimated to be $1.6 million at December 31, 2002, and which is also equal to the original purchase price. Because of their illiquidity and the effect of market volatility on equity investments these investments involve a higher risk of loss than other securities in CIB Marine's portfolio.

     Other investments include investments in various affordable housing partnerships. The carrying value of these investments was $4.2 million at December 31, 2002 and $1.1 million at December 31, 2001. CIB Marine has engaged in these transactions to provide additional qualified investments under the CRA and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine's markets and other locations.

DEPOSITS

     CIB Marine has experienced significant growth in deposits. Average total deposits increased 24.3% to $2.6 billion in 2002, as compared to $2.1 billion in 2001. Average deposits increased 12.3% in 2001, from $1.9 billion in 2000. The ratio of average deposits to average earning assets was 82.3% in 2002, 81.0% in 2001, and 87.4% in 2000.

     The following table sets forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

                                                     YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------
                                            2002                                2001
                              ---------------------------------   ---------------------------------
                               AVERAGE     % OF TOTAL   AVERAGE    AVERAGE     % OF TOTAL   AVERAGE
                               BALANCE      DEPOSITS     RATE      BALANCE      DEPOSITS     RATE
                              ----------   ----------   -------   ----------   ----------   -------
                                                     (DOLLARS IN THOUSANDS)
Interest-bearing demand.....  $   57,831       2.22%     1.02%    $   53,670       2.57%     1.91%
Money market................     285,178      10.96      2.05        245,754      11.74      3.51
Other savings...............     124,189       4.78      2.36         45,893       2.19      2.12
Time deposits...............   1,960,349      75.38      3.88      1,615,016      77.16      5.57
                              ----------     ------      ----     ----------     ------      ----
  Total Interest-bearing
    Deposits................   2,427,547      93.34      3.52      1,960,333      93.66      5.13
Noninterest-bearing.........     173,080       6.66        --        132,731       6.34        --
                              ----------     ------      ----     ----------     ------      ----
    Total Deposits..........  $2,600,627     100.00%     3.29%    $2,093,064     100.00%     4.81%
                              ==========     ======      ====     ==========     ======      ====

                                   YEAR ENDED DECEMBER 31,
                              ---------------------------------
                                            2000
                              ---------------------------------
                               AVERAGE     % OF TOTAL   AVERAGE
                               BALANCE      DEPOSITS     RATE
                              ----------   ----------   -------
                                   (DOLLARS IN THOUSANDS)
Interest-bearing demand.....  $   49,556       2.66%     2.57%
Money market................     183,970       9.87      5.49
Other savings...............      44,378       2.38      3.17
Time deposits...............   1,464,359      78.58      6.12
                              ----------     ------      ----
  Total Interest-bearing
    Deposits................   1,742,263      93.49      5.88
Noninterest-bearing.........     121,380       6.51        --
                              ----------     ------      ----
    Total Deposits..........  $1,863,643     100.00%     5.50%
                              ==========     ======      ====

     Average interest-bearing deposits as a percentage of average total deposits was 93.3% in 2002, 93.7% in 2001, and 93.5% in 2000. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 80.8% in 2002, 82.4% in 2001, and 84.0% in 2000. These percentages reflect CIB Marine's significant reliance on time deposits as a source of funding. Average time deposits increased $345.3 million, or 21.4%, in 2002; while average savings accounts increased $78.3 million, or 170.6%, and average money market accounts increased $39.4 million, or 16.0%. Average noninterest bearing demand deposits increased by $40.3 million, or 30.4%, in 2002.

     Total time deposits of $100,000 or more, including brokered deposits, were $724.2 million, or 36.0%, of total time deposits at December 31, 2002, and $629.4 million, or 35.8%, at December 31, 2001. Brokered time deposits were $222.8 million, or 7.8% of total deposits at December 31, 2002, and $166.5 million, or 7.3% of total deposits at December 31, 2001. CIB Marine issues brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits.

     The following table provides information on the maturity distribution of time deposits of $100,000 or more.

                                                                DECEMBER 31,
                                                                    2002
                                                                ------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
MATURITY
3 months or less............................................      $229,893
Over 3 through 6 months.....................................        79,806
Over 6 through 12 months....................................       120,836
Over 12 months..............................................       293,691
                                                                  --------
                                                                  $724,226
                                                                  ========

BORROWINGS

     CIB Marine also uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing on these borrowings are more favorable then deposits.

     The following table sets forth information regarding selected categories of borrowings as of the dates indicated.

                                                                     DECEMBER 31,
                                          -------------------------------------------------------------------
                                                        2002                               2001
                                          --------------------------------   --------------------------------
                                                                % OF TOTAL                         % OF TOTAL
                                          BALANCE    AVG RATE   BORROWINGS   BALANCE    AVG RATE   BORROWINGS
                                          --------   --------   ----------   --------   --------   ----------
                                                                (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
Fed funds purchased.....................  $203,430     1.23%       41.17%    $232,119     1.51%       55.02%
Securities sold under repurchase
 agreements.............................    39,757     1.47         8.05       29,649     1.77         7.03
Revolving lines of credit...............    36,685     3.09         7.43       24,985     3.62         5.92
Federal Home Loan Bank -- short term....   100,500     2.20        20.34       27,325     2.04         6.48
Commercial paper........................     4,436     2.04         0.90        4,677     2.26         1.11
Treasury, tax and loan note.............     2,137     0.99         0.43        1,128     1.51         0.27
                                          --------    -----       ------     --------    -----       ------
   Total Short-Term Borrowings..........   386,945     1.69        78.32      319,883     1.75        75.83
                                          --------    -----       ------     --------    -----       ------
LONG-TERM BORROWINGS
Federal Home Loan Bank -- long term.....    42,060     6.19         8.51       59,452     5.98        14.09
Fair value adjustment related to
 hedge..................................     5,081   (3.33)         1.03        2,535   (2.05)         0.60
                                          --------    -----       ------     --------    -----       ------
 Total Long-Term FHLB Borrowings........    47,141     2.86         9.54       61,987     3.93        14.69
Guaranteed trust preferred securities...    60,000     8.74        12.14       40,000    10.52         9.48
                                          --------    -----       ------     --------    -----       ------
   Total Long-Term Borrowings...........   107,141     6.15        21.68      101,987     6.51        24.17
   TOTAL BORROWINGS.....................  $494,086     2.66%      100.00%    $421,870     2.90%      100.00%
                                          ========    =====       ======     ========    =====       ======

                                                    DECEMBER 31,
                                          --------------------------------
                                                        2000
                                          --------------------------------
                                                                % OF TOTAL
                                          BALANCE    AVG RATE   BORROWINGS
                                          --------   --------   ----------
                                               (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
Fed funds purchased.....................  $107,974     6.13%       52.73%
Securities sold under repurchase
 agreements.............................    19,899     6.44         9.72
Revolving lines of credit...............    11,590     8.28         5.66
Federal Home Loan Bank -- short term....        --       --           --
Commercial paper........................     6,453     6.81         3.15
Treasury, tax and loan note.............       523     6.29         0.25
                                          --------    -----       ------
   Total Short-Term Borrowings..........   146,439     6.37        71.51
                                          --------    -----       ------
LONG-TERM BORROWINGS
Federal Home Loan Bank -- long term.....    33,340     6.45        16.28
Fair value adjustment related to
 hedge..................................        --                    --
                                          --------    -----       ------
 Total Long-Term FHLB Borrowings........    33,340     6.45        16.28
Guaranteed trust preferred securities...    25,000    10.71        12.21
                                          --------    -----       ------
   Total Long-Term Borrowings...........    58,340     8.28        28.49
   TOTAL BORROWINGS.....................  $204,779     6.91%      100.00%
                                          ========    =====       ======

     Total borrowings were $494.1 million, $421.9 million, and $204.8 million at December 31, 2002, 2001 and 2000, respectively, representing 14.2%, 14.7% and 8.6% of earning assets. Fed Funds purchased accounted for $203.4 million, or 41.2%, of total borrowings at December 31, 2002, as compared to $232.1 million, or 55.0%, and $108.0 million, or 52.7%, of total borrowings at December 31, 2001 and 2000, respectively. Repurchase agreements accounted for $39.8 million, or 8.0%, of total borrowings at December 31, 2002, as compared to $29.6 million, or 7.0%, of total borrowings at December 31, 2001, and $19.9 million, or 9.7%, of total borrowings at December 31, 2000. Federal Home Loan Bank advances accounted for $147.6 million, or 29.9%, of total borrowings at December 31, 2002, as compared to $89.3 million, or 21.2%, of total borrowings at December 31, 2001, and $33.3 million, or 16.3%, at December 31, 2000. Guaranteed trust preferred securities accounted for $60.0 million, or 12.1%, of total borrowings at December 31, 2002, as compared to $40.0 million, or 9.5% of total borrowings at December 31, 2001, and $25.0 million, or 12.2%, of total borrowings at December 31, 2000. A description of these securities is included in "Guaranteed Trust Preferred Securities." CIB Marine increased its utilization of short and long-term borrowings during the past two years in order to meet its funding needs or when the terms on these products were as, or more favorable than, other types of funding.

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

     CIB Marine had $47.0 million of revolving lines of credit at December 31, 2002 with non-affiliated commercial banks collateralized by the common stock of three of its banking subsidiaries. As of December 31, 2002, 2001 and 2000 outstanding balances on these lines of credit were $32.4 million, $25.0 million and

$11.6 million, respectively. These funds were used to provide capital support for the growth of the subsidiary banks, acquire branches and for working capital. At December 31, 2002, CIB Marine was not in compliance with certain provisions of its revolving lines of credit, CIB Marine has obtained waivers with respect to these matters. On March 27, 2003, CIB Marine cancelled its $7.0 million revolving line of credit, which at that date had a zero balance. CIB Marine's factoring subsidiary has a $12.0 million revolving line of credit to support its operating needs. At December 31, 2002, the outstanding balance on this line was $4.3 million.

GUARANTEED TRUST PREFERRED SECURITIES

     At December 31, 2002, CIB Marine had $60.0 million outstanding in guaranteed trust preferred securities, as compared to $40.0 million at December 31, 2001, and $25.0 million at December 31, 2000. Though presented in the balance sheet as debt, these securities qualify as Tier I equity capital for regulatory capital purposes. The trust preferred securities are issued through wholly-owned special purpose trusts and are fully and unconditionally guaranteed by CIB Marine on a subordinated basis. Distributions are cumulative. The securities are classified in the liability section of the Consolidated Balance Sheets, and the distributions on the securities are classified as interest expense in the Consolidated Statements of Income.

     In September 2002, CIB Marine issued $20 million in guaranteed trust preferred securities at a variable rate of interest based upon the three-month LIBOR plus 3.40%. The interest rate was 5.19% at December 31, 2002. The securities are mandatorily redeemable upon their maturity on September 27, 2032 and are callable beginning September 30, 2007 at par value. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $19.5 million to reduce debt with non-affiliated commercial banks and for other corporate purposes.

     In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities at a fixed rate of 10.20% per annum. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million to reduce its debt with a non-affiliated commercial bank and for other corporate purposes.

     In September 2000, CIB Marine issued $15.0 million in guaranteed trust preferred securities at a fixed rate of 10.60% per annum. The securities are mandatorily redeemable upon their maturity on September 7, 2030, and are callable beginning September 7, 2010, at a premium, which declines ratably to par by September 7, 2020. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million to reduce its debt with a non-affiliated commercial bank and for other corporate purposes.

     In March 2000, CIB Marine issued $10.0 million in guaranteed trust preferred securities at a fixed rate of 10.88% per annum. The securities are mandatorily redeemable upon their maturity on March 8, 2030, and are callable beginning March 8, 2010, at a premium, which declines ratably to par by March 8, 2020. Issuance costs of $0.3 million were incurred in connection with these securities. CIB Marine used the net proceeds of $9.7 million to reduce its debt with a non-affiliated commercial bank and for other corporate purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     Refer to Note 1 -- Summary of Significant Accounting Policies contained in
Item 8 of this Form 10-K.

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings, and other obligations in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring, and monitoring its sources and uses of funds. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term non-core funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank, and short-term brokered and negotiable time deposits. CIB Marine also has established borrowing lines with the Federal Reserve Bank and unaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale, and the sale of securities.

     The following discussion should be read in conjunction with the statements of cash flows for 2002, 2001 and 2000 contained in Item 8 of this Form 10-K.

     Net cash used in operating activities was $154.3 million in 2002 compared to net cash provided by operating activities of $21.1 million in 2001, and $9.8 million in 2000. The increase in net cash used in operating activities from 2001 to 2002 was due to net increases in loans held for sale. The increase in net cash provided by operating activities in 2001 compared to 2000 was in part due to net changes in other asset accounts.

     Net cash used in investing activities was $462.8 million, $466.9 million, and $508.3 million in 2002, 2001, and 2000, respectively. The decrease in cash used for investment activities in 2002 compared to 2001 was due to lower loan growth partially offset by increased net securities funding. The decrease in cash used for investment activities in 2001 compared to 2000 was due to increased loan funding offset by net cash provided by securities reductions. The net increase in loans represented the largest portion of cash used in investing activities for each period. The net increase in loans was $364.8 million, $554.8 million, and $383.9 million in 2002, 2001, and 2000, respectively.

     Net cash provided by financing activities was $656.4 million, $452.1 million, and $519.5 million for 2002, 2001, and 2000, respectively. Deposit growth was the primary source of net cash provided by financing activities, with 88.1%, 51.3%, and 82.8% of funds in each of the respective years. During 2001, short-term borrowed funds were used to supplement cash provided by deposit funds.

     The following table summarizes long term minimum cash payment commitments other than deposit liabilities presented elsewhere in this section under Liquidity. CIB Marine was able to meet its liquidity needs in 2002 and expects to meet these needs in 2003.

                                                        LONG        GUARANTEED
                                                        TERM      TRUST PREFERRED    OPERATING
                                                        DEBT        SECURITIES        LEASES       TOTAL
                                                       -------    ---------------    ---------    --------
                                                                           (DOLLARS IN THOUSANDS)
MATURITY
1 Year or less.....................................    $    --        $    --         $ 1,798     $  1,798
1 to 2 Years.......................................      8,500             --           1,648       10,148
2 to 3 Years.......................................         --             --           1,479        1,479
3 to 4 Years.......................................         --             --           1,340        1,340
4 to 5 Years.......................................         --             --           1,221        1,221
Beyond 5 Years.....................................     38,641         60,000           5,180      103,821
                                                       -------        -------         -------     --------
                                                       $47,141        $60,000         $12,666     $119,807
                                                       =======        =======         =======     ========

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at December 31, 2002, 2001 and 2000 is contained in the following table. The capital level of CIB Marine was sufficiently in excess of the required regulatory minimums to be considered well-capitalized at the dates indicated. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth. The risk-based capital ratios of CIB Marine and its subsidiary banks for December 31, 2002 and 2001 are included in Note 13 to CIB Marine's financial statements contained in Item 8 of this Form 10-K.

                                                                          DECEMBER 31,
                                                             --------------------------------------
                                                                2002          2001          2000
                                                             ----------    ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
RISK WEIGHTED ASSETS.....................................    $3,319,762    $2,790,669    $2,221,208
                                                             ==========    ==========    ==========
AVERAGE ASSETS(1)........................................    $3,485,504    $2,818,577    $2,402,253
                                                             ==========    ==========    ==========
CAPITAL COMPONENTS
  Stockholders' equity...................................    $  261,801    $  237,142    $  203,367
  Guaranteed trust preferred securities and minority
     interests...........................................        61,052        40,133        25,000
  Less: disallowed intangibles...........................       (14,815)      (11,420)      (12,746)
  Add/less: Unrealized loss/(gain) on securities.........        (2,896)       (3,023)       (2,242)
                                                             ----------    ----------    ----------
TIER 1 CAPITAL...........................................       305,142       262,832       213,379
  Allowable allowance for loan losses....................        41,644        34,078        23,988
                                                             ----------    ----------    ----------
TOTAL RISK BASED CAPITAL.................................    $  346,786    $  296,910    $  237,367
                                                             ==========    ==========    ==========

                                                                                        FOR CAPITAL
                                                                                         ADEQUACY
                                                                   ACTUAL                PURPOSES
                                                              -----------------      -----------------
                                                               AMOUNT     RATIO       AMOUNT     RATIO
                                                              --------    -----      --------    -----
                                                                       (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
Total Capital to risk weighted assets.....................    $346,786    10.45%     $265,581    8.00%
Tier 1 Capital to risk weighted assets....................     305,142     9.19       132,790    4.00
Tier 1 Leverage to average assets.........................     305,142     8.75       139,420    4.00
DECEMBER 31, 2001
Total Capital to risk weighted assets.....................     296,910    10.64       223,254    8.00
Tier 1 Capital to risk weighted assets....................     262,832     9.42       111,627    4.00
Tier 1 Leverage to average assets.........................     262,832     9.32       112,743    4.00

-------------------------
(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

     CIB Marine's primary sources of capital have been the retention of net income, the issuance of additional common stock and the issuance of guaranteed trust preferred securities. The issuance of common stock, through private placement offerings and stock option exercises, provided $9.2 million, $6.3 million, and $8.6 million in additional capital in 2002, 2001, and 2000, respectively. Retained earnings provided $15.6 million, $26.9 million, and $20.7 million of additional capital in 2002, 2001, and 2000, respectively. CIB Marine issued $20 million, $15.0 million, and $25.0 million in guaranteed trust preferred securities in 2002, 2001 and 2000, respectively. These securities qualify as Tier 1 equity capital for regulatory capital purposes. A discussion of these securities is included in "Guaranteed Trust Preferred Securities".

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CIB Marine's primary market risk exposure is from interest rate risk. Net interest income and the estimated market value of CIB Marine's assets and liabilities are vulnerable to changes in U.S. prime interest rates. Other market risks exist to a lesser degree, including foreign currency exchange rate risk and equity price risk. Commodity price risk does not normally arise in the course of CIB Marine's business.

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

     If the derived interest rate risk measurements are outside of the policy limits, management may implement a variety of strategies to reduce the risk. CIB Marine strives to use the most effective instruments for implementing its interest rate risk management strategies, considering the costs, liquidity impact and capital requirements of the various alternatives. The implementation strategies usually involve altering the market risk characteristics of new funding liabilities, and may also include the use of derivative instruments and the altering of the market risk characteristics of groups of interest rate sensitive assets such as the repositioning of marketable securities.

     The gap analysis as of December 31, 2002, is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest earning-assets will reprice in a given time period.

                                                                   DECEMBER 31, 2002
                                       --------------------------------------------------------------------------
                                          0-3           4-6         7-12         2-5        OVER 5
                                         MONTHS       MONTHS       MONTHS       YEARS       YEARS        TOTAL
                                       ----------    ---------    ---------    --------    --------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning Assets:
  Loans..............................  $1,933,265    $ 127,813    $ 151,708    $478,702    $ 16,050    $2,707,538
  Securities.........................      93,906       53,949      113,586     221,029      31,533       514,003
  Loans held for sale................     228,114           --           --          --          --       228,114
  Federal funds sold.................      25,625           --           --          --          --        25,625
                                       ----------    ---------    ---------    --------    --------    ----------
TOTAL INTEREST-EARNING ASSETS........   2,280,910      181,762      265,294     699,731      47,583     3,475,280
                                       ----------    ---------    ---------    --------    --------    ----------
Interest-bearing Liabilities:
  Time deposits......................     528,796      283,724      483,365     651,094      64,186     2,011,165
  Savings and interest-bearing demand
    deposits.........................     632,972           --           --          --          --       632,972
  Short-term borrowings..............     383,812           --        1,333       1,800          --       386,945
  Long-term borrowings...............          --           --           --       8,500      38,641        47,141
  Guaranteed trust preferred
    securities.......................      20,000           --           --          --      40,000        60,000
                                       ----------    ---------    ---------    --------    --------    ----------
TOTAL INTEREST-BEARING LIABILITIES...   1,565,580      283,724      484,698     661,394     142,827     3,138,223
                                       ----------    ---------    ---------    --------    --------    ----------
Interest sensitivity gap (by
  period)............................     715,330     (101,962)    (219,404)     38,337     (95,244)      337,057
Interest sensitivity gap
  (cumulative).......................     715,330      613,368      393,964     432,301     337,057       337,057
ADJUSTED FOR DERIVATIVES
  Derivatives (notional, by
    period)..........................    (130,000)      30,000       35,000          --      65,000            --
  Derivatives (notional,
    cumulative)......................    (130,000)    (100,000)     (65,000)    (65,000)         --            --
                                       ----------    ---------    ---------    --------    --------    ----------
Interest sensitivity gap (by
  period)............................     585,330      (71,962)    (184,404)     38,337     (30,244)      337,057
Interest sensitivity gap
  (cumulative).......................     585,330      513,368      328,964     367,301     337,057       337,057
CUMULATIVE GAP AS A % OF TOTAL
  ASSETS.............................      15.97%       14.01%        8.97%      10.02%       9.20%

     The financial instruments are shown to reprice at the earlier of their principal repayment date due to maturity, amortization, or prepayment in a stable rate environment or their next contractual reprice. In the gap analysis, non-maturing interest-earning assets and interest-bearing liabilities are shown to reprice at the next contractual reprice date and the Collateralized Mortgage Obligations and the Real Estate Mortgage Investment Conduits that are a part of the investment securities are shown to reprice in those periods in which they are expected to repay.

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

     While this repricing interest rate sensitivity analysis is a widely used measure of interest rate risk and may be used as an indication of interest margin direction, it does not fully reflect the effects given to interest rate risks other than reprice risk, such as option, basis and yield curve risks. For these reasons, CIB Marine also performs interest rate sensitivity analyses using earnings simulation models. These analyses measure the estimated percentage change in net interest income due to changes in interest rates. CIB Marine derives results for selected hypothetical changes in interest rates over a selected period of time, usually one year.

     The following table illustrates the expected percentage change in net interest income over a one-year period due to an immediate change in the short term U.S. prime rate of interest as of December 31, 2002 and 2001.

                                                                     BASIS POINT CHANGES
                                                          -----------------------------------------
                                                          +200        +100        -100        -200
                                                          -----       -----       -----       -----
NET INTEREST INCOME CHANGE OVER ONE YEAR
December 31, 2002.....................................    12.01%       7.20%      (3.36)%     (9.13)%
December 31, 2001.....................................    (7.61)%     (4.85)%      4.73%       8.35%

     At December 31, 2002, the analyses indicated that CIB Marine's net interest income would change by approximately 12.01%, 7.20%, (3.36)% and (9.13)% if interest rates were to change by +200, +100, -100, or -200 basis points, respectively. This reveals an asset sensitive interest rate risk position for the current one year horizon as compared to a liability sensitive position at December 31, 2001. CIB Marine altered its interest rate risk position during 2002 through increased longer term liabilities, increased non-maturing deposits, and shorter term asset holding strategies.

     CIB Marine monitors the models on an ongoing basis to ensure the assumptions most accurately reflect the current conditions. The balance sheet financial instruments included in the gap and simulation models include loans, investment securities, federal funds sold, time deposits, saving deposits, interest-bearing demand deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Some of the options accounted for in the simulation analysis include call options in U.S. Government Sponsored Enterprise issued investment securities, embedded call options in U.S. Government Sponsored Enterprise issued Collateralized Mortgage Obligations, Real Estate Mortgage Investment Conduits, fixed rate loans, loans with rate floors and put options in various borrowings.

     In addition, the interest rate sensitivity analyses include derivative financial instruments, such as interest rate swaps and forward sale agreements. At December 31, 2002, the notional value of receive fixed/pay floating interest rate swaps was $130.0 million. The majority of CIB Marine's interest rate swaps are used to hedge the fair market value of various deposits and borrowings. At December 31, 2002, the notional value of interest rate swaps to hedge borrowings, fixed rate non-callable Certificates of Deposits, and fixed rate callable Certificates of Deposit was $25.0 million, $65.0 million, and $40.0 million, respectively. These interest rate swaps effectively convert the fixed rates on these deposits and borrowings into floating rates. CIB Marine also engages in interest rate swaps to hedge fixed rate lending activity. At December 31, 2002 the notional amount of pay fixed/receive floating amortizing interest rate swaps was $4.3 million. Conditional forward sale agreements (otherwise called 'best efforts' contracts) are utilized to hedge the risk of price changes in mortgage loans held for sale and rate locks for loans to be originated for later sale. The notional value of conditional forward sale agreements was approximately $504 million at December 31, 2002 and $137 million at December 31, 2001.

     Some of the features of the financial instruments included in the model that are not reflected fully in the quantitative market risk disclosure information include call options in municipal bonds and U.S. Government Sponsored Enterprise issued structured notes.

     The following assumptions were used in the earnings simulation model:

     - The balance sheet size was assumed to remain constant;

     - All maturing assets and liabilities were invested or deposited into similar financial or derivative instruments;

     - Spreads to the benchmark interest rates for pricing new volume to replace maturing or paying older volumes were similar to spreads currently inherent in those financial instruments, except for marketable securities which reflects current market spreads;

     - Short term interest rates were assumed to change by the respective interest rate shock amount, and longer term interest rates were assumed to change by amounts based upon historical experience; and

     - The interest rates of financial instruments with like terms were assumed to change by the same number of basis points except that the timing, magnitude, and direction of change of interest rates paid on non-maturing savings and interest-bearing demand deposits were assumed to change in a way similar to that experienced in the past, which is less than perfectly correlated with the other interest rate changes. Current anticipated pricing strategies for non-maturing deposits were also utilized.

     The simulations of earnings do not incorporate any management actions that might moderate the negative consequences of certain interest rate changes. Therefore, they may not reflect actual results.

     Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine includes $5.8 million of private and public non-affiliated firms, $4.2 million in low income housing tax credit limited partnerships, $0.6 million of Federal Reserve Bank Stock, and $9.8 million of Federal Home Loan Bank Stock.

     Foreign currency exchange rate risk arises through the sale of foreign currency forward contracts to customers of CIB Marine. CIB Marine hedges all such activity. At December 31, 2002 there were no contracts outstanding. In addition, Canron normally engages in business in the United States, Canada and Mexico, and takes foreign currency exchange rate risk in such activity. See "Companies Held For Disposal" for more information related to Canron.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
CIB Marine Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002 the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 147 Acquisitions of Certain Financial Institutions. Additionally, as discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2001 the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138.

                                          KPMG LLP

Milwaukee, Wisconsin
March 28, 2003

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2002            2001
                                                                ----------      ----------
                                                                  (DOLLARS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
ASSETS
Cash and cash equivalents:
  Cash and due from banks...................................    $   72,771      $   29,686
  Federal funds sold........................................        25,625          29,314
                                                                ----------      ----------
       Total cash and cash equivalents......................        98,396          59,000
                                                                ----------      ----------
Loans held for sale.........................................       228,114          34,295
Securities:
  Available for sale, at fair value.........................       443,871         321,748
  Held to maturity (approximate fair value of $72,873 and
     $98,759, respectively).................................        70,132          96,609
                                                                ----------      ----------
       Total securities.....................................       514,003         418,357
                                                                ----------      ----------
Loans.......................................................     2,707,538       2,389,482
  Less: allowance for loan losses...........................       (52,369)        (34,078)
                                                                ----------      ----------
     Net loans..............................................     2,655,169       2,355,404
                                                                ----------      ----------
Premises and equipment, net.................................        28,087          27,807
Accrued interest receivable.................................        16,669          16,993
Intangible assets, net......................................        14,822          11,434
Foreclosed properties.......................................         3,678           3,168
Assets of companies held for disposal.......................        73,874           7,311
Other assets................................................        32,749          15,400
                                                                ----------      ----------
       Total Assets.........................................    $3,665,561      $2,949,169
                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................    $  204,267      $  148,709
  Interest-bearing demand...................................        58,889          60,671
  Savings...................................................       574,083         300,318
  Time......................................................     2,011,165       1,760,012
                                                                ----------      ----------
       Total deposits.......................................     2,848,404       2,269,710
                                                                ----------      ----------
Short-term borrowings.......................................       386,945         319,883
Long-term borrowings........................................        47,141          61,987
Guaranteed trust preferred securities.......................        60,000          40,000
Accrued interest payable....................................        11,108          11,335
Liabilities of companies held for disposal..................        37,171             683
Other liabilities...........................................        12,991           8,429
                                                                ----------      ----------
       Total Liabilities....................................     3,403,760       2,712,027
                                                                ----------      ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 5,000,000 shares authorized,
  none issued...............................................            --              --
Common stock, $1 par value; 50,000,000 shares authorized,
  18,312,242 and 17,876,752 issued and outstanding,
  respectively..............................................        18,312          17,877
Capital surplus.............................................       157,783         148,972
Retained earnings...........................................        82,901          67,270
Accumulated other comprehensive income, net.................         2,805           3,023
                                                                ----------      ----------
       Total Stockholders' Equity...........................       261,801         237,142
                                                                ----------      ----------
       Total Liabilities and Stockholders' Equity...........    $3,665,561      $2,949,169
                                                                ==========      ==========

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  2002           2001           2000
                                                               -----------    -----------    -----------
                                                                        (DOLLARS IN THOUSANDS,
                                                                   EXCEPT SHARE AND PER SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans......................................................    $   178,569    $   174,222    $   161,751
Loans held for sale........................................          4,137          1,919            454
Securities:
  Taxable..................................................         17,897         22,722         23,850
  Tax-exempt...............................................          2,541          2,842          2,821
  Dividends................................................            387            304            349
Federal funds sold.........................................            539          1,121          1,340
                                                               -----------    -----------    -----------
    Total interest and dividend income.....................        204,070        203,130        190,565
                                                               -----------    -----------    -----------
INTEREST EXPENSE
Deposits...................................................         85,478        100,585        102,466
Short-term borrowings......................................          5,964          8,481          7,113
Long-term borrowings.......................................          1,370          2,633          1,792
Guaranteed trust preferred securities......................          4,523          4,024          1,351
                                                               -----------    -----------    -----------
    Total interest expense.................................         97,335        115,723        112,722
                                                               -----------    -----------    -----------
Net interest income........................................        106,735         87,407         77,843
Provision for loan losses..................................         34,725         12,743          9,454
                                                               -----------    -----------    -----------
    Net interest income after provision for loan losses....         72,010         74,664         68,389
                                                               -----------    -----------    -----------
NONINTEREST INCOME
Loan fees..................................................          3,456          3,732          1,770
Mortgage banking revenue...................................         10,602          8,397          2,272
Deposit service charges....................................          3,209          2,750          2,340
Other service fees.........................................            326            348            376
Trust......................................................             --             --            548
Gain (loss) on sale of assets..............................            (19)           101            459
Other income...............................................            899          1,439            733
Gain on investment securities, net.........................          3,127          4,028             31
                                                               -----------    -----------    -----------
    Total noninterest income...............................         21,600         20,795          8,529
                                                               -----------    -----------    -----------
NONINTEREST EXPENSE
Compensation and employee benefits.........................         41,462         33,150         27,388
Equipment..................................................          4,840          4,434          3,498
Occupancy and premises.....................................          4,539          3,801          3,359
Professional services......................................          2,997          1,916          1,945
Advertising/marketing......................................          1,199          1,035            965
Amortization of intangibles................................            485          1,325          1,399
Telephone & data communications............................          1,925          1,508          1,090
Litigation settlements.....................................          1,753            145             --
Merger-related charges.....................................             --            477             --
Other expense..............................................         11,879          6,762          5,628
                                                               -----------    -----------    -----------
    Total noninterest expense..............................         71,079         54,553         45,272
                                                               -----------    -----------    -----------
Income before income taxes.................................         22,531         40,906         31,646
Income tax expense.........................................          6,900         13,989         10,975
                                                               -----------    -----------    -----------
       NET INCOME..........................................    $    15,631    $    26,917    $    20,671
                                                               ===========    ===========    ===========
EARNINGS PER SHARE
Basic......................................................    $      0.86    $      1.52    $      1.19
Diluted....................................................           0.84           1.49           1.17
Weighted average shares -- basic...........................     18,167,379     17,751,752     17,381,478
Weighted average shares -- diluted.........................     18,547,515     18,083,013     17,622,964

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK                              ACCUMULATED
                                     --------------------                             OTHER
                                                    PAR     CAPITAL    RETAINED   COMPREHENSIVE
                                       SHARES      VALUE    SURPLUS    EARNINGS   INCOME (LOSS)    TOTAL
                                     ----------   -------   --------   --------   -------------   --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1999.........  17,074,991   $17,075   $134,681   $20,057       $(2,110)     $169,703
                                     ==========   =======   ========   =======       =======      ========
Comprehensive income:
Net income.........................          --        --         --    20,671            --        20,671
Other comprehensive income:
  Unrealized securities holding
     gains arising during the
     period........................          --        --         --        --         7,133         7,133
  Reclassification adjustment for
     gains included in net
     income........................          --        --         --        --           (31)          (31)
  Income tax effect................          --        --         --        --        (2,750)       (2,750)
                                                                                                  --------
       Total comprehensive
          income...................                                                                 25,023
Common stock issuance..............     428,581       428      7,595      (375)           --         7,648
Non-cash compensation..............          --        --         67        --            --            67
Exercise of stock options..........      74,563        75        851        --            --           926
                                     ----------   -------   --------   -------       -------      --------
BALANCE, DECEMBER 31, 2000.........  17,578,135   $17,578   $143,194   $40,353       $ 2,242      $203,367
                                     ==========   =======   ========   =======       =======      ========
Comprehensive income:
Net income.........................          --        --         --    26,917            --        26,917
Other comprehensive income:
  Unrealized securities holding
     gains arising during the
     period........................          --        --         --        --         5,266         5,266
  Reclassification adjustment for
     gains included in net
     income........................          --        --         --        --        (4,028)       (4,028)
  Income tax effect................          --        --         --        --          (457)         (457)
                                                                                                  --------
       Total comprehensive
          income...................                                                                 27,698
Common stock issuance..............     287,038       287      5,704        --            --         5,991
Payments to dissenters and for
  fractional shares................     (10,659)      (10)      (228)       --            --          (238)
Non-cash compensation..............          --        --         17        --            --            17
Exercise of stock options..........      22,238        22        285        --            --           307
                                     ----------   -------   --------   -------       -------      --------
BALANCE, DECEMBER 31, 2001.........  17,876,752   $17,877   $148,972   $67,270       $ 3,023      $237,142
                                     ==========   =======   ========   =======       =======      ========
Comprehensive income:
Net income.........................          --        --         --    15,631            --        15,631
Other comprehensive income:
  Unrealized securities holding
     gains arising during the
     period........................          --        --         --        --         2,884         2,884
  Reclassification adjustment for
     gains included in net
     income........................          --        --         --        --        (3,127)       (3,127)
  Foreign currency translation
     adjustment....................                                                      (91)          (91)
  Income tax effect................          --        --         --        --           116           116
                                                                                                  --------
       Total comprehensive
          income...................                                                                 15,413
Common stock issuance..............     341,772       342      7,594        --            --         7,936
Exercise of stock options..........      93,718        93      1,217        --            --         1,310
                                     ----------   -------   --------   -------       -------      --------
BALANCE, DECEMBER 31, 2002.........  18,312,242   $18,312   $157,783   $82,901       $ 2,805      $261,801
                                     ==========   =======   ========   =======       =======      ========

          See accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                   2002         2001         2000
                                                                ----------    ---------    ---------
                                                                       (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $   15,631    $  26,917    $  20,671
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Deferred loan fee amortization..........................       (10,212)      (9,722)      (6,176)
    Depreciation and other amortization.....................         7,600        3,821        4,000
    Provision for loan losses...............................        34,725       12,743        9,454
    Originations of loans held for sale.....................      (356,832)    (254,414)     (80,770)
    Purchases of loans held for sale........................      (900,956)    (695,137)    (155,577)
    Proceeds from sale of loans held for sale...............     1,065,877      931,456      224,450
    Deferred tax expense (benefit)..........................        (6,836)       8,657       (2,714)
    (Gain) loss on the sale of other assets.................            27           --         (675)
    Gain on sale of securities..............................        (3,127)      (4,028)         (31)
    Decrease (increase) in interest receivable and other
      assets................................................         2,850        1,754       (8,166)
    Increase (decrease) in interest payable and other
      liabilities...........................................        (3,038)        (926)       5,321
                                                                ----------    ---------    ---------
      Net cash provided by (used in) operating activities...      (154,291)      21,121        9,787
                                                                ----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of securities available for sale.............       286,219      956,907      762,374
    Maturities of securities held to maturity...............        38,206       61,482       42,498
    Purchase of securities available for sale...............      (432,482)    (842,789)    (902,460)
    Purchase of securities held to maturity.................       (18,769)     (35,870)     (17,169)
    Proceeds from sales of securities available for sale....       127,522       86,663       29,252
    Repayments of mortgage backed securities held to
      maturity..............................................         7,236        6,568        3,658
    Repayments of mortgage backed securities available for
      sale..................................................        96,378       33,639        6,431
    Purchase of mortgage backed securities available for
      sale..................................................      (196,880)    (168,618)     (45,912)
    Purchase of mortgage backed securities held to
      maturity..............................................            --       (1,676)      (7,715)
    Net (increase) decrease in other equities (including
      FHLB stock)...........................................        (3,121)      (2,246)       1,137
    Net increase in partnership investments.................        (1,767)      (1,348)        (516)
    Net increase in loans...................................      (364,789)    (554,776)    (383,856)
    Proceeds from sale of foreclosed properties.............         3,404        2,052        6,366
    Proceeds from sale of assets............................            --           --        1,037
    Capital expenditures....................................        (3,913)      (6,853)      (3,461)
                                                                ----------    ---------    ---------
      Net cash used in investing activities.................      (462,756)    (466,865)    (508,336)
                                                                ----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits....................................       578,151      232,058      430,319
    Proceeds from long-term borrowings......................            --       25,949       23,180
    Proceeds from issuance of guaranteed trust preferred
      securities............................................        19,550       14,550       24,250
    Proceeds from issuance of common stock..................         7,936        5,991        7,649
    Proceeds from stock options exercised...................         1,310          307          926
    Cash paid to dissenters and for fractional shares.......            --         (238)          --
    Net increase in short-term borrowings...................        49,496      173,444       33,220
                                                                ----------    ---------    ---------
      Net cash provided by financing activities.............       656,443      452,061      519,544
                                                                ----------    ---------    ---------
Net increase in cash and cash equivalents...................        39,396        6,317       20,995
Cash and cash equivalents, beginning of year................        59,000       52,683       31,688
                                                                ----------    ---------    ---------
Cash and cash equivalents, end of year......................    $   98,396    $  59,000    $  52,683
                                                                ==========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
    Interest................................................    $   97,562    $ 117,365    $ 108,249
    Income taxes............................................        16,000        5,172       12,970
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
    Transfers of loans to foreclosed properties.............         3,949        3,867       13,318
    Transfers of loans to companies held for disposal.......         5,895           --        6,455

          See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     CIB Marine Bancshares, Inc. is a bank holding company. References to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to customers who are small and middle-market businesses and the investment in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Offices and, generally, customers are located in the central Illinois, Chicago, Milwaukee, Indianapolis, Omaha, Phoenix, Las Vegas, and southeast Florida markets. CIB Marine's 84% interest in Canron Corporation, a steel fabrication and erection company with operations in the United States, Canada and Mexico, was acquired as a result of collection activities.

     The accounting and reporting policies of CIB Marine conformed to accounting principles generally accepted in the United States of America, prevailing practices within the banking industry and for Canron, prevailing practices in the construction contracting industry. CIB Marine and its subsidiaries utilize the accrual basis of accounting.

CONSOLIDATION

     The Consolidated Financial Statements include the accounts of CIB Marine and its wholly-owned and majority owned subsidiaries including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

RECLASSIFICATIONS

     Reclassifications have been made to certain balances as of and for the years ended December 31, 2001 and 2000 to be consistent with classifications adopted for 2002.

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

SECURITIES AVAILABLE FOR SALE

     Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income in stockholders' equity. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Impairments in the value of available for sale securities, which are other than temporary, are accounted for as a realized loss.

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

     Management periodically reviews the loan portfolio in order to establish an allowance for loan losses that are probable at the reporting date. The provision for loan losses is based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, the relationship of the allowance for loan losses to outstanding loans, past loan loss experience, the estimated value of any underlying collateral and general economic conditions.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

of their examination process, periodically review CIB Marine's allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment.

     Loan origination fees are deferred and certain direct origination costs are capitalized. The amounts deferred and capitalized are included in the carrying amount of the loans and are recognized as an adjustment of the yield of the related loan. Fees for loans sold and other loan fees are included in loan fee income as realized.

INTANGIBLE ASSETS

     Goodwill, core deposit, and other identifiable intangibles have arisen from the purchase of companies or assets. Intangible assets that are subject to amortization are amortized over the estimated remaining benefit periods. Core deposits are amortized on a straight-line basis over an eight to ten year life and customer based intangibles are amortized on an accelerated basis over a five year life. Prior to 2002, goodwill was amortized on a straight line basis over 15 years.

     SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), was adopted effective January 1, 2002. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Intangible assets with definite lives will continue to be amortized. SFAS 142 also requires an evaluation of intangible assets and their useful lives, and a transitional impairment test for goodwill and certain intangible assets. CIB Marine has performed its transitional impairment tests, which indicated no impairment.

     In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). SFAS 147 expands the scope of SFAS 141 and 142 to include unidentifiable intangible assets established in the acquisition of bank branches. Under SFAS 147 goodwill associated with these acquisitions will not be subject to amortization and will be tested for impairment. CIB Marine adopted SFAS 147 on September 30, 2002 and in accordance with its provisions, reversed goodwill amortization previously recorded in 2002. See Note 7 to the Consolidated Financial Statements for further information on the impact of the adoption of these statements.

PREMISES AND EQUIPMENT

     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed primarily using the straight-line method. Maintenance and repairs are charged to expense as

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

incurred, while renewals and betterments are capitalized. Leasehold improvements included in premises and equipment are amortized over the shorter of the useful life of the improvements or the term of the lease.

ASSETS HELD FOR DISPOSAL

     Assets held for disposal include foreclosed properties and companies acquired in partial or full satisfaction of loans, primarily through foreclosure. These assets are carried at the lower of cost or current fair value, less estimated selling costs. When these assets are acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value, less estimated selling cost, is charged as a loan loss against the allowance for loan losses. Subsequent net operating income or loss along with gains or losses on disposition are included in other income or other expenses as appropriate. The aggregate assets and liabilities of companies held for disposal are shown as separate categories on the Consolidated Balance Sheet.

STOCK-BASED COMPENSATION

     CIB Marine applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation plans. Under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), companies may elect to recognize stock-based compensation expenses based on the fair value of the awards or continue to account for stock-based compensation under APB 25. CIB Marine has elected to continue to apply the provisions of APB 25.

     Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine's net income and earnings per share would have been the pro forma amounts indicated below:

                                                           2002          2001          2000
                                                          -------       -------       -------
Net income....................    As reported             $15,631       $26,917       $20,671
                                  Assumed compensation
                                    cost, net of tax       (1,291)       (1,000)         (689)
                                                          -------       -------       -------
                                  Pro forma               $14,340       $25,917       $19,982
                                                          =======       =======       =======
Basic earnings per share......    As reported             $  0.86       $  1.52       $  1.19
                                  Pro forma                  0.79          1.46          1.15
Diluted earnings per share....    As reported                0.84          1.49          1.17
                                  Pro forma                  0.77          1.44          1.13

     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 5.04%, 5.22%, and 6.20%, respectively, for 2002, 2001, and 2000. The per share weighted average fair value of stock options granted during 2002, 2001, and 2000 was $9.56, $9.27, and $8.49, respectively, on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

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

     CIB Marine follows the practice of recording amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, result in an additional increase in capital surplus.

INCOME TAXES

     Deferred income taxes are provided for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years' tax returns and for operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns.

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

     CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada, and Nebraska. These services include commercial and retail lending and deposits. While CIB Marine's chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas, are managed and financial performance is evaluated on a corporate-wide basis. The mortgage banking operations are also evaluated separately, but are not presented as a separate segment as its assets and results of operations do not meet the required disclosure criteria. Accordingly, all of CIB Marine's operations are reported in its financial statements in one reportable operating segment.

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

FOREIGN CURRENCY TRANSLATION

     CIB Marine's foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of financial statements of foreign operations are recorded as a separate component of stockholders' equity. The effect of foreign currency re-measurement and changes in exchange rates are recorded in the cost of contract revenue as it is expensed against the contract as incurred.

DERIVATIVE AND HEDGING ACTIVITIES

     CIB Marine uses certain derivative financial instruments to help manage its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. Effective January 1, 2001, CIB Marine

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

adopted SFAS 133, as amended by SFAS 138, which established new rules for the recognition and measurement of derivatives and hedging activities.

     Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, CIB Marine designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("Fair-Value Hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("Cash-Flow Hedge"), (3) a foreign-currency fair-value or cash-flow hedge ("Foreign-Currency Hedge"), (4) a hedge of a net investment in a foreign operation, or (5) held for trading ("Trading Instruments"). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Fair-Value Hedge, along with the loss or gain on the corresponding hedged asset or liability (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Cash-Flow Hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, Foreign-Currency Hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction meets the criteria for a Fair-Value Hedge or a Cash-Flow Hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustment account within equity. Changes in the fair value of derivative trading instruments are reported in current-period earnings.

     CIB Marine formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as Fair-Value Hedges, Cash-Flow Hedges, or Foreign-Currency Hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. CIB Marine formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, CIB Marine discontinues hedge accounting prospectively.

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

     CIB Marine uses interest rate swaps to hedge changes in the fair value of fixed rate borrowings and deposits attributable to changes in market interest rates. CIB Marine primarily engages in floating-pay, fixed-receive swaps, whereby CIB Marine pays a floating interest rate based upon an index (e.g., 3-month LIBOR) and receives a fixed rate of interest. This type of transaction effectively changes the net interest cash flows from a fixed rate to floating rate. This particular transaction is engaged in to provide a funding liability that more closely offsets the market risk of certain floating rate assets whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counter parties and the level of collateral for such swaps.

     CIB Marine's mortgage banking activities include the issuance of commitments to extend residential mortgage loans. When the loan is originated or purchased it is recorded as a residential mortgage loan held for sale. The residential mortgage loans held for sale are hedged with conditional forward contracts and a Fair Value Hedge is designated under SFAS 133. CIB Marine is in a short position with conditional forward contracts, whereby CIB Marine agrees to sell residential mortgage loans held for sale at a pre-established price at some future date, and in a long position with the residential mortgage loans held for sale. The hedging relationship is highly effective and hedges changes in the fair value of the residential mortgage loans held for sale due to interest rate changes. The notional amount of conditional forward contracts outstanding varies and is a function of the current balance of residential mortgage loans held for sale and commitments to extend mortgage loans to be held for sale.

     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent compensation in addition to interest. The contingent compensation is typically based upon, or determined by, the financial performance of the borrower. At December 31, 2002, CIB Marine determined these agreements did not have any fair value. The adoption of SFAS 133 on January 1, 2001, resulted in the following after tax adjustment, as of or for the year ended, December 31, 2001: an increase in consolidated assets of $2.6 million; an increase in consolidated liabilities of $2.5 million; and an increase in net income of $0.03 million.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. CIB Marine adopted SFAS 144 on January 1, 2002. Adoption of SFAS 144 did not have a material effect on the results of operations or financial position of CIB Marine however, the accounting for assets of companies held for disposal will be subject to SFAS 144 and will require periodic re-evaluation of the carrying amounts of these assets.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

RESCISSION OF PREVIOUSLY ISSUED STATEMENTS

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145 rescinds Statement No. 4 ("SFAS 4"), which required all gains and losses from extinguishments of debt to be classified as an extraordinary item, net of the related income tax effect, if material in the aggregate. Due to the rescission of SFAS 4, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 64 amended SFAS 4, and is no longer necessary because of the rescission of SFAS 4. Statement No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS 145 also amends Statement No. 13 ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 also makes technical corrections to existing pronouncements which are generally not substantive in nature. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. The adoption had no effect on CIB Marine's financial position or results of operations.

ACCOUNTING FOR COSTS OF EXIT OR DISPOSAL ACTIVITIES

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Under the previous accounting guidance, a company recognized a liability for an exit cost when it committed to an exit plan. Under SFAS 146, expenses related to exit, disposal or restructuring activities initiated after December 31, 2002, will be recorded when such costs are incurred and can be measured at fair value. Any recorded liability would be adjusted for future changes in estimated cash flows. The future impact to CIB Marine will be determined by any future activities in these areas. CIB Marine does not currently have plans in any of these areas, but has occasionally conducted these types of activities in the past.

STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS 148 is effective for fiscal years ended after December 15, 2002. CIB Marine plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. The more prominent disclosures required by this statement have been provided herein.

GUARANTEES

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to clarify accounting and disclosure requirements relating to a guarantor's issuance of

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. CIB Marine does not expect the recognition and measurement provision to have a material impact on its financial statements and has provided additional disclosures required by FIN 45 in the financial statements. Refer to Note 16 of the Notes to Consolidated Financial Statements for further information on guarantees.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Adoption of the accounting provisions of FIN 46 in 2003 is not expected to have a material affect on the consolidated results of operations or financial position.

NOTE 2 -- BUSINESS COMBINATIONS

Canron Acquisition

     In 1999, one of CIB Marine's borrowers (the "Borrower") experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower's net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. A substantial amount of collateral held by CIB Marine related to this borrowing relationship included certain assets of, and the Borrower's approximately 84% interest in, Canron Corporation ("Canron"), a closely held steel fabrication and erection company with operations in the United States, Canada, and Mexico. Canron has been in the business of fabricating steel since 1912. Canron has been involved in a wide variety of fabrication and erection projects which include high-rise buildings, bridges, airports, stadiums and other unique projects. Canron also offers construction services, including the supervision and restoration of projects of the types noted above. Certain directors and/or officers of CIB Marine own, in the aggregate, approximately 1.5% of Canron.

     On April 24, 2002, the Borrower filed a lawsuit against CIB Marine and certain of its officers seeking damages and to rescind the Borrower's pledge of the Canron stock as collateral. On April 25, 2002, the Borrower filed for bankruptcy reorganization and CIB Marine filed an action to lift the bankruptcy stay to take possession and control of the Borrower's interest in Canron. On August 21, 2002, CIB Marine and the Borrower agreed upon a settlement of all claims and demands between the parties. The settlement order entered in the Bankruptcy Court established CIB Marine's claim at $15.3 million and provided that in the event the Borrower fails to pay CIB Marine $13.3 million on or before October 30, 2002, CIB Marine would become the owner of the Borrower's 84% interest in Canron, subject to an option of the Borrower to acquire the 84% interest in Canron from CIB Marine on or before December 31, 2002 for $14.5 million, plus any funds contributed by CIB Marine to Canron after October 30, 2002. In addition, the settlement resulted in the transfer of the Borrower's interest in a condominium development in exchange for a $0.8 million reduction in

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 2 -- BUSINESS COMBINATIONS -- CONTINUED

the amount of CIB Marine's claim, and a release and dismissal by CIB Marine and the Borrower of any claims that each might have against the other.

     The Borrower failed to pay CIB Marine the $13.3 million on or before October 30, 2002, and CIB Marine became the owner of the Borrower's 84% interest in Canron through a newly formed and wholly owned subsidiary, CIB Construction, LLC. On October 31, 2002, CIB Marine recognized a $1.8 million charge-off related to the $13.3 million of loans that were secured by the stock in Canron, and transferred $11.5 million to Companies Held For Disposal, which represented the book value of CIB Marine's ownership in Canron. The Borrower also failed to exercise its option to repurchase.

     Subsequent to acquisition, CIB Marine engaged an independent third party to determine the estimated fair value of Canron as a going concern. Based upon the fair value estimated by the independent third party and adjustments arising from an independent audit of Canron, CIB Marine concluded that the estimated fair value of its ownership interest in Canron was $5.9 million at October 31, 2002. As a result of this estimate, CIB Marine recognized an additional $5.6 million charge-off during the fourth quarter of 2002 relative to the loans secured by the Canron stock. CIB Marine's investment in Canron is classified as an asset held for disposal and recorded at the lower of cost or fair market value.

     The acquisition was accounted for under the purchase method of accounting, thus the results of operations prior to the consummation date (October 30, 2002) were not included in the accompanying Consolidated Financial Statements. Since the fair value of the net assets acquired was less than the book value, $6.7 million of negative goodwill was allocated pro rata to property and equipment. Minority interest of $1.1 million was included in liabilities and a $2.6 million deferred tax asset was recorded related to the book/tax difference.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

                                                                OCTOBER 31,
                                                                   2002
                                                                -----------
Assets:
  Cash on deposit at CIB Marine.............................      $   609
  Accounts receivable.......................................       36,627
  Inventories and contracts in progress.....................       13,354
  Other assets..............................................        5,319
                                                                  -------
     Current assets.........................................       55,909
  Deferred tax asset........................................        4,355
  Property and equipment, net...............................       18,231
                                                                  -------
     Total assets acquired..................................       78,495
Liabilities:
  Current portion of loans payable to CIB Marine............        3,757
  Other liabilities.........................................       39,168
                                                                  -------
     Current liabilities....................................       42,925
  Loans payable to CIB Marine...............................       27,861
  Loans payable to unaffiliated banks.......................        1,814
                                                                  -------
     Total liabilities assumed..............................       72,600
                                                                  -------
Net assets acquired.........................................      $ 5,895
                                                                  =======

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 2 -- BUSINESS COMBINATIONS -- CONTINUED

     The following represents supplemental pro forma disclosure required by SFAS No. 141, Business Combinations, of net income and earnings per share as though the business combination has been completed at the beginning of the earliest comparable period.

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                  2002             2001
                                                                --------         --------
Net income..................................................    $13,442          $28,060
Basic earnings per share....................................       0.74             1.58
Diluted earnings per share..................................       0.72             1.55

     Since the revenues and expenses of Canron are shown net in Other Income, disclosure of pro forma revenues is not meaningful.

Other Acquisitions

     In August 2002, CIB Marine acquired certain of the assets of a business engaged in the factoring of receivables. These assets were acquired from a borrower who was in default of its obligations. The aggregate cost of the business was the forgiveness of indebtedness of $3.8 million. The business was recorded at its fair value as determined by an independent valuation. Additionally, $2.1 million of loans to the borrower were charged-off. Approximately $3.8 million was assigned to goodwill and other intangible assets.

     In December 2002, CIB Marine acquired the business and certain assets of Comcor Mortgage Corporation for a maximum purchase price of $1.8 million, the operations of which are conducted as a division of CIB Marine's mortgage subsidiary. Approximately $0.6 million of the purchase price was paid in cash and $1.2 million of the purchase price is contingent upon achievement of certain earnings goals of the acquired entity. Such payments will result in additions to identifiable intangible assets and goodwill. Payments of $24 thousand were accrued in 2002 against the contingent price.

     In September 2001, CIB Marine acquired Citrus Financial Services, Inc., a one-bank holding company, through a merger transaction. Citrus Financial had total assets of $84.2 million and three full-service banking facilities at the time of the merger. Pursuant to the terms of the merger agreement, each share of Citrus Financial was exchanged for .4634 common shares of CIB Marine. CIB Marine issued 699,253 shares of its voting common stock to shareholders of Citrus Financial and paid cash of $0.2 million to dissenters and for fractional shares. The merger was accounted for as a pooling-of-interests. All Consolidated Financial Statements of CIB Marine included herein have been restated to include the financial information of Citrus Financial as if CIB Marine and Citrus Financial had always been combined.

NOTE 3 -- CASH AND DUE FROM BANKS

     Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $11.0 million and $8.4 million were maintained to satisfy federal regulation requirements as of December 31, 2002 and 2001, respectively. These amounts are included in cash and due from banks in the Consolidated Balance Sheet.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4 -- SECURITIES

     The amortized cost, gross unrealized gains and losses and approximate fair values of securities at December 31, 2002 and 2001 are as follows:

Securities Available for Sale:

                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------    --------
2002
U.S. Treasuries and agencies........................    $150,710       $1,457         $ --       $152,167
Obligations of states and political subdivisions....       6,478           55            7          6,526
Other notes and bonds...............................         600           --           --            600
Commercial paper....................................       8,300            4           --          8,304
Mortgage backed securities..........................     262,674        3,320          114        265,880
Federal Home Loan Bank stock........................      10,394           --           --         10,394
                                                        --------       ------         ----       --------
                                                        $439,156       $4,836         $121       $443,871
                                                        ========       ======         ====       ========
2001
U.S. Treasuries and agencies........................    $104,601       $3,128         $ --       $107,729
Obligations of states and political subdivisions....       2,629          209           --          2,838
Other notes and bonds...............................         600           --           --            600
Commercial paper....................................       6,999            8           --          7,007
Mortgage backed securities..........................     195,386        2,227          614        196,999
Federal Home Loan Bank stock........................       6,575           --           --          6,575
                                                        --------       ------         ----       --------
                                                        $316,790       $5,572         $614       $321,748
                                                        ========       ======         ====       ========

Securities Held to Maturity:

                                                                         GROSS         GROSS
                                                          AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                            COST         GAINS         LOSSES       VALUE
                                                          ---------    ----------    ----------    -------
2002
U. S. Treasuries and agencies.........................     $ 4,499       $   24         $ --       $ 4,523
Obligations of states and political subdivisions......      56,107        2,310           18        58,399
Other notes and bonds.................................         450           --           --           450
Mortgage backed securities............................       9,076          425           --         9,501
                                                           -------       ------         ----       -------
                                                           $70,132       $2,759         $ 18       $72,873
                                                           =======       ======         ====       =======
2001
U. S. Treasuries and agencies.........................     $21,484       $  666         $ --       $22,150
Obligations of states and political subdivisions......      59,527        1,234          191        60,570
Other notes and bonds.................................         450           --           --           450
Mortgage backed securities............................      15,148          472           31        15,589
                                                           -------       ------         ----       -------
                                                           $96,609       $2,372         $222       $98,759
                                                           =======       ======         ====       =======

     Assets, primarily securities, carried at approximately $200.1 million and $268.1 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law. The approximate fair value of these assets was

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4 -- SECURITIES -- CONTINUED

$203.3 million and $273.1 million at December 31, 2002 and 2001, respectively. In March 2003, CIB Marine agreed to pledge an additional $7.5 million of securities with respect to a letter of credit.

     The amortized cost and fair value of securities as of December 31, 2002, by contractual maturity, are shown below. Certain securities, other than mortgage backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage backed securities are not included in the maturity categories in the following maturity schedules.

                                                     SECURITIES HELD TO
                                                          MATURITY               SECURITIES AVAILABLE FOR SALE
                                                   -----------------------       ------------------------------
                                                   AMORTIZED        FAIR          AMORTIZED            FAIR
                                                     COST           VALUE           COST              VALUE
                                                   ---------       -------       -----------       ------------
Due in one year or less.....................        $24,754        $24,865         $ 64,982          $ 65,552
Due after one year through five years.......         16,200         17,068          100,413           101,308
Due after five years through ten years......         14,289         15,289              693               737
Due after ten years.........................          5,813          6,150               --                --
                                                    -------        -------         --------          --------
                                                     61,056         63,372          166,088           167,597
Federal Home Loan Bank Stock................             --             --           10,394            10,394
Mortgage backed securities..................          9,076          9,501          262,674           265,880
                                                    -------        -------         --------          --------
                                                    $70,132        $72,873         $439,156          $443,871
                                                    =======        =======         ========          ========

     Proceeds from the sale of securities available for sale during 2002, 2001 and 2000, were $127.5 million, $86.7 million and $29.3 million, respectively. Net realized gains on the sale of these securities available for sale were $3.1 million, $4.0 million, and $0.03 million in 2002, 2001, and 2000, respectively. There were no sales of held to maturity securities in any of these periods.

NOTE 5 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

     The components of loans were as follows:

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   2002          2001
                                                                ----------    ----------
Commercial..................................................    $  803,929    $  829,828
Factored receivables........................................         6,779            --
Commercial real estate......................................     1,332,455     1,107,229
Commercial real estate construction.........................       513,804       394,081
Residential real estate.....................................        37,628        37,727
Home equity loans...........................................        14,526        20,175
Consumer loans..............................................         5,895         8,126
                                                                ----------    ----------
  Gross loans...............................................     2,715,016     2,397,166
Deferred loan fees..........................................        (7,478)       (7,684)
Allowance for loan losses...................................       (52,369)      (34,078)
                                                                ----------    ----------
  Loans, net................................................    $2,655,169    $2,355,404
                                                                ==========    ==========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5 -- LOANS AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED

     The following table lists information on nonperforming and certain past due loans:

                                                                     DECEMBER 31,
                                                             -----------------------------
                                                              2002       2001       2000
                                                             -------    -------    -------
Nonaccrual loans.........................................    $36,618    $34,364    $15,752
Restructured loans.......................................      3,210        309      1,505
Loans 90 days or more past due and still accruing........      6,396      1,535      1,095

     Information on impaired loans is as follows:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                               2002       2001       2000
                                                              -------    -------    ------
Impaired loans without a specific allowance...............    $ 7,789    $ 5,723    $   --
Impaired loans with a specific allowance..................     31,071     18,237     7,757
                                                              -------    -------    ------
     Total impaired loans.................................     38,860    $23,960    $7,757
                                                              =======    =======    ======
Specific allowance related to impaired loans..............    $ 9,225    $ 4,671    $1,552
Average balance of impaired loans.........................     38,178     16,615     4,646
Interest income recognized on impaired loans..............         56        149       116

     The allowance for loan loss, including specific allowances, related to these impaired loans was $10.2 million and $5.4 million at December 31, 2002 and 2001, respectively.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $9.1 million and $15.0 million as of December 31, 2002 and 2001, respectively. Included in intangible assets are mortgage servicing rights for loans serviced for others. These amounted to $7 thousand and $16 thousand at December 31, 2002 and 2001, respectively. There was no valuation allowance for this asset in either 2002 or 2001.

Credit Concentrations

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the stockholders' equity of CIB Marine. At December 31, 2002 CIB Marine had four secured borrowing relationships that exceeded 25% of stockholders' equity. These relationships include:

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of December 31, 2002, was $115.1 million, or 44.0%, of CIB Marine's stockholders' equity and 4.3% of total loans. The aggregate principal amount actually drawn and outstanding was $112.4 million at December 31, 2002. The majority of these loans are in the nursing/convalescent home industry. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets including stock in a community bank. At December 31, 2002, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of December 31, 2002, was $109.7 million, or 41.9%, of CIB Marine's stockholders' equity and 4.0% of total loans. The aggregate principal amount actually drawn and outstanding was $82.3 million at December 31, 2002. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. At December 31, 2002, all of the loans to this borrower and its related interests were current.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5 -- LOANS AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of December 31, 2002, was $75.3 million, or 28.7%, of CIB Marine's stockholders' equity and 2.8% of total loans. The aggregate principal amount actually drawn and outstanding was $66.8 million at December 31, 2002. The majority of these loans are in the commercial real estate development and the nursing/convalescent home industries. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets. At December 31, 2002, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of December 31, 2002, was $73.5 million, or 28.1%, of CIB Marine's stockholders' equity and 2.7% of total loans. The aggregate principal amount actually drawn and outstanding was $52.6 million at December 31, 2002. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. In January 2002, a commercial real estate loan to a related interest of this borrower with an outstanding balance of $3.2 million was classified as restructured. CIB Marine does not believe that there will be any loss with respect to this restructured loan. At December 31, 2002, all of the loans to this borrower and its related interests were current.

     Approximately $27.5 million of the above described outstanding loan balances are counted in more than one of the described relationships.

     At December 31, 2002, CIB Marine also had credit relationships within five industries or industry groups that exceeded 25% of its stockholders' equity. The total outstanding balance to commercial real estate developers, investors and contractors was approximately $595.7 million, or 22.0%, of total loans and 227.5% of stockholders' equity. The total outstanding balance to residential real estate developers, investors and contractors was approximately $665.8 million, or 24.6%, of total loans and 254.3% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $214.6 million, or 7.9%, of total loans and 82.0% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $146.3 million, or 5.4%, of total loans and 55.9% of stockholders' equity. The total outstanding balance of loans made in the health care facility industry was approximately $116.0 million, or 4.3%, of total loans and 44.3% of stockholders' equity.

Allowance for Loan Losses

     Changes in the allowance for loan losses are as follows:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002         2001        2000
                                                            ---------    --------    --------
Balance at beginning of year............................    $ 34,078     $23,988     $16,214
Charge-offs.............................................     (17,499)     (2,999)     (1,924)
Recoveries..............................................         943         346         244
                                                            --------     -------     -------
  Net loan charge-offs..................................     (16,556)     (2,653)     (1,680)
Allowance acquired......................................         122          --          --
Provision for loan losses...............................      34,725      12,743       9,454
                                                            --------     -------     -------
Balance at end of year..................................    $ 52,369     $34,078     $23,988
                                                            ========     =======     =======
Allowance for loan losses as a percentage of loans......        1.93%       1.43%       1.31%
                                                            ========     =======     =======

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5 -- LOANS AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED

Director and Officer Loans

     Certain directors and principal officers of CIB Marine and its subsidiaries and companies with which they are affiliated, are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 2002 and 2001 is as follows:

                                                                  2002        2001
                                                                --------    --------
Balance at beginning of year................................    $ 61,860    $ 51,772
New loans...................................................      60,814      21,705
Repayments..................................................     (71,496)    (11,617)
                                                                --------    --------
Balance at end of year......................................    $ 51,178    $ 61,860
                                                                ========    ========

NOTE 6 -- PREMISES AND EQUIPMENT, NET

     The major classes of premises and equipment and accumulated depreciation are summarized as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2002        2001
                                                                --------    --------
Land........................................................    $  4,562    $  4,588
Buildings and improvements..................................      18,387      17,931
Furniture and equipment.....................................      15,940      15,480
Computer equipment and software.............................       7,527       4,842
Construction in progress....................................         287          77
                                                                --------    --------
                                                                  46,703      42,918
Less: Accumulated depreciation..............................     (18,616)    (15,111)
                                                                --------    --------
                                                                $ 28,087    $ 27,807
                                                                ========    ========

     Depreciation expense totaled $3.6 million, $3.4 million and $2.9 million for 2002, 2001 and 2000, respectively. Total rental expense was $1.8 million, $1.6 million and $1.3 million for 2002, 2001 and 2000, respectively.

     CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002.

                                                                AMOUNT
                                                                -------
2003........................................................    $ 1,798
2004........................................................      1,648
2005........................................................      1,479
2006........................................................      1,340
2007........................................................      1,221
Thereafter..................................................      5,180
                                                                -------
                                                                $12,666
                                                                =======

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 7 -- INTANGIBLE ASSETS

     CIB Marine's intangible asset values are as follows:

                                               DECEMBER 31, 2002                         DECEMBER 31, 2001
                                     --------------------------------------    --------------------------------------
                                      GROSS                                     GROSS
                                     CARRYING    ACCUMULATED        NET        CARRYING    ACCUMULATED        NET
                                      AMOUNT     AMORTIZATION    INTANGIBLE     AMOUNT     AMORTIZATION    INTANGIBLE
                                     --------    ------------    ----------    --------    ------------    ----------
Amortizing intangible assets:
  Core deposits..................     $3,959        $2,605        $ 1,354      $ 3,959        $2,180        $ 1,779
  Goodwill.......................         --            --             --       12,645         3,006          9,639
  Customer base of factoring
     business....................        390            51            339           --            --             --
Mortgage servicing rights........         19            12              7           19             3             16
                                      ------        ------        -------      -------        ------        -------
Total amortizing intangible
  assets.........................     $4,368        $2,668          1,700      $16,623        $5,189         11,434
                                      ======        ======                     =======        ======
  Nonamortizing goodwill.........                                  13,122                                        --
                                                                  -------                                   -------
  Total intangible assets, net...                                 $14,822                                   $11,434
                                                                  =======                                   =======

     CIB Marine's aggregate amortization expense was $0.5 million, $1.3 million, and $1.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. The estimated amortization expense is $0.5 million for 2003, $0.3 million for 2004, and $0.2 million for each of the years 2005, 2006, and 2007.

     In accordance with SFAS 142 and 147, CIB Marine discontinued the amortization of goodwill and continues to amortize core deposit intangibles and other identifiable intangibles with definite lives. A reconciliation of previously reported net income adjusted for the discontinuance of the amortization of goodwill is as follows:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                --------    --------    --------
Net income:
Net income as reported......................................    $15,631     $26,917     $20,671
Add back: discontinued goodwill amortization................        N/A         621         596
                                                                -------     -------     -------
  Adjusted net income.......................................    $15,631     $27,538     $21,267
                                                                =======     =======     =======
Basic earnings per share:
Reported basic earnings per share...........................    $   .86     $  1.52     $  1.19
Add back: discontinued goodwill amortization per share......         --        0.03        0.03
                                                                -------     -------     -------
  Adjusted basic earnings per share.........................    $   .86     $  1.55     $  1.22
                                                                =======     =======     =======
Diluted earnings per share:
Reported diluted earnings per share.........................    $   .84     $  1.49     $  1.17
Add back: discontinued goodwill amortization per share......         --        0.03        0.03
                                                                -------     -------     -------
  Adjusted diluted earnings per share.......................    $   .84     $  1.52     $  1.20
                                                                =======     =======     =======

NOTE 8 -- COMPANIES HELD FOR DISPOSAL

     CIB Marine has acquired two companies through loan collection activities that are classified as held for disposal. The gross assets and liabilities of these companies are separately reported on the Consolidated Balance Sheet. Intercompany loan and cash balances and interest income and expense between the two companies and CIB Marine have been eliminated from the totals shown on the Consolidated Financial Statements. Fixed asset depreciation continues to be recorded by these two companies. The financial

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8 -- COMPANIES HELD FOR DISPOSAL -- CONTINUED

statements of the companies shown below include all adjustments necessary to reflect the fair values at date of acquisition.

Canron

     As described in Note 2, CIB Marine acquired Canron in October 2002. CIB Marine is exploring various exit strategies relative to Canron, all of which CIB Marine management has authority to do, including the immediate sale of the company in its current condition, the stabilization of operations and subsequent sale, and an orderly liquidation. Over the past two years, Canron has been operating without, and unable to obtain a surety bond line. In order to obtain bonding, CIB Marine may be required to make various commitments, including letters of credit, guarantees and the providing of collateral. CIB Marine may be required to fund the cash flow needs of Canron until it obtains bonding and begins generating sufficient cash flows.

     At December 31, 2002, CIB Marine also had $26.2 million in loans receivable from Canron, which are eliminated in the Consolidated Balance Sheet of CIB Marine. These loans are collateralized by essentially all of the business assets of Canron, including accounts receivable, certain inventories, equipment, and real estate. The loans receivable are eliminated in the Consolidated Financial Statements against Canron's loans payable to CIB Marine.

     The following table summarizes the composition of Canron's balance sheet adjusted for amounts necessary to reflect the fair values:

                                                             DECEMBER 31,
                                                                 2002
                                                             ------------
Assets:
  Cash on deposit at CIB Marine.............................   $   327
  Accounts receivable.......................................    33,610
  Inventories and contracts in progress.....................     7,629
  Other assets..............................................     4,195
                                                               -------
     Current assets.........................................    45,761
  Deferred tax asset........................................     3,869
  Property and equipment, net...............................    18,026
                                                               -------
       Total assets.........................................   $67,656
                                                               =======
Liabilities and stockholder's equity:
  Current portion of loans payable to CIB Marine............   $ 3,921
  Other liabilities.........................................    33,880
                                                               -------
     Current liabilities....................................    37,801
  Loans payable to CIB Marine...............................    22,272
  Loans payable to unaffiliated banks.......................     1,814
                                                               -------
       Total liabilities....................................    61,887
  Stockholder's equity......................................     5,769
                                                               -------
       Total liabilities and stockholder's equity...........   $67,656
                                                               =======

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8 -- COMPANIES HELD FOR DISPOSAL -- CONTINUED

     Canron's results of operations from October 30, 2002 are included in CIB Marine's Other Income in 2002. Canron's results of operations for the years ended December 31, 2002 and 2001 are as follows:

                                                              TWO MONTHS     TEN MONTHS
                                                                ENDED           ENDED        YEAR ENDED
                                                             DECEMBER 31,    OCTOBER 31,    DECEMBER 31,
                                                                 2002           2002            2001
                                                             ------------    -----------    ------------
Contract revenue earned..................................      $19,876        $144,134        $209,939
Cost of contract revenue.................................       18,157         124,184         182,492
                                                               -------        --------        --------
  Gross profit...........................................        1,719          19,950          27,447
Selling, general and administrative expenses.............        2,370          15,950          20,328
Interest on CIB Marine debt..............................          352           2,103           1,321
Other interest expense...................................           50             239           3,163
                                                               -------        --------        --------
Income (loss) before income taxes........................       (1,053)          1,658           2,635
Income tax expense.......................................           82           4,262           1,276
                                                               -------        --------        --------
  Net income (loss)......................................      $(1,135)       $ (2,604)       $  1,359
                                                               =======        ========        ========

     The following is a summary of significant accounting policies with respect to Canron:

     Canron follows the percentage of completion method of accounting, which recognizes as revenues the total estimated revenue multiplied by the percentage of costs incurred to date to total estimated costs. Contract costs are recognized as incurred and include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for losses anticipated on contracts are made when such losses are determined. Amounts equal to contract costs attributable to recoverable construction claims are included in earned revenue when realization is probable and can be reasonably estimated.

     Management reviews and estimates the amounts of costs to complete a given contract based on information available at each balance sheet date. Estimates of costs to complete certain contracts could change significantly in the near term, and other contracts are subject to cost reviews by the customer. The ultimate outcome of these estimates and contracts subject to customer review are not known. Due to these uncertainties, it is possible that completion costs will be significantly different than the estimates.

     Inventories, consisting primarily of raw steel, are stated at the lower of cost or market using the first-in first-out basis method.

  MICR, Inc.

     In 2000, CIB Marine acquired and/or assumed, through MICR, Inc., a wholly owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software for small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business is classified as a held for sale asset. As of the acquisition date, MICR, Inc. was recorded at $6.5 million, which represented the approximate fair value, as determined by an independent appraiser, of the business, less estimated costs to sell. Pre-tax net income was $1.2 million for both 2002 and 2001. Dividends totaling $1.5 million and $0.8 million were paid by MICR, Inc to CIB Marine during 2002 and 2001, respectively. Income before income taxes related to this

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8 -- COMPANIES HELD FOR DISPOSAL -- CONTINUED

business is classified as Other Income in the Consolidated Statements of Income. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 13, 2003. The option, if exercised, is not expected to result in any gain or loss to CIB Marine. CIB Marine management, which has authority to do so, has developed and implemented a plan to sell this business.

     The following table summarizes the composition of MICR, Inc.'s balance sheet:

                                                                   DECEMBER 31,
                                                                -------------------
                                                                 2002         2001
                                                                ------       ------
Assets:
  Accounts receivable.......................................    $  430       $  657
  Inventory.................................................     1,024          981
  Other current assets......................................       502          979
  Property and equipment, net...............................       433          482
  Goodwill, net.............................................     4,156        4,212
                                                                ------       ------
     Total assets...........................................    $6,545       $7,311
                                                                ======       ======
Liabilities and stockholder's equity:
  Current liabilities.......................................    $  470       $  643
  Deferred tax liability....................................        88           40
  Shareholders' equity......................................     5,987        6,628
                                                                ------       ------
     Total liabilities and stockholder's equity.............    $6,545       $7,311
                                                                ======       ======

NOTE 9 -- OTHER ASSETS

     The following table summarizes the composition of CIB Marine's other assets:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 2002         2001
                                                                -------      -------
Prepaid expenses............................................    $ 1,293      $ 1,179
Accounts receivable.........................................        551        1,247
Fair value of derivatives...................................      8,022        4,870
Trust preferred securities underwriting fee, net of
  amortization..............................................      1,555        1,150
Other investments...........................................      9,999        6,376
Income tax receivable.......................................      2,877           --
Deferred tax assets.........................................      6,688           --
Other.......................................................      1,764          578
                                                                -------      -------
                                                                $32,749      $15,400
                                                                =======      =======

     Other investments include interests in three limited partnerships. The carrying value of these investments was $3.0 million at December 31, 2002 and $2.6 million at December 31, 2001. Equity income recorded on the limited partnerships was $0.3 million in 2002, and $0.1 million in 2001. There is currently no public market for the limited partnership interests in these private investment funds, and it is unlikely that such a market will develop. In December 2001, CIB Marine purchased 230,770 shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company, at a public sale from one of its subsidiary banks as a result of a defaulted loan. The amount of this investment is carried at the lower of cost or estimated fair market value which was estimated to be $1.6 million at December 31, 2002, and which is also equal to the original purchase price.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 9 -- OTHER ASSETS -- CONTINUED

     Other investments include investments in various affordable housing partnerships. The carrying value of these investments was $4.2 million at December 31, 2002 and $1.1 million at December 31, 2001. CIB Marine has engaged in these transactions to provide additional qualified investments under the CRA and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine's markets and other locations.

NOTE 10 -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 2002 and 2001, were $724.2 million and $629.4 million, respectively. Brokered time deposits were $222.8 million, or 7.8%, of total deposits at December 31, 2002, and $166.5 million, or 7.3%, of total deposits at December 31, 2001.

     The scheduled maturities of time deposits at December 31, 2002 are as follows:

2003........................................................    $1,705,577
2004........................................................       130,064
2005........................................................        36,711
2006........................................................        29,215
2007........................................................        63,487
Thereafter..................................................        46,111
                                                                ----------
                                                                $2,011,165
                                                                ==========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 11 -- SHORT-TERM BORROWINGS

     Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by US Treasury and Government Agency Securities. The fair value of securities sold under repurchase agreements was approximately $42.7 million, $35.6 million, and $22.3 million at December 31, 2002, 2001, and 2000, respectively. CIB Marine had $47.0 million of revolving lines of credit at December 31, 2002 with unaffiliated commercial banks collateralized by the common stock of three of its banking subsidiaries. CIB Marine's factoring subsidiary has a $12.0 million revolving line of credit to support its operating needs. The following is a summary of short-term borrowings for each of the three years ended December 31:

                                                         AT YEAR-END                     FOR THE YEAR
                                              ---------------------------------    ------------------------
                                                                                                  HIGHEST
                                                          WEIGHTED-     DAILY      WEIGHTED-    BALANCES AT
                                                           AVERAGE     AVERAGE      AVERAGE        MONTH
                                              BALANCE       RATE       BALANCES      RATE           END
                                              --------    ---------    --------    ---------    -----------
2002
Federal funds purchased and securities
  sold under repurchase agreements........    $243,187      1.27%      $208,373      1.77%       $243,187
Federal Home Loan Bank notes..............     100,500      2.20         36,181      3.49         100,500
Revolving lines of credit.................      36,685      3.09         26,490      3.56          36,685
Commercial paper..........................       4,436      2.04          1,912      2.20           6,000
Treasury tax and loan note................       2,137      0.99          1,534      1.43           2,170
                                              --------      ----       --------      ----
       Total short-term borrowings........    $386,945      1.69%      $274,490      2.17%
2001
Federal funds purchased and securities
  sold under repurchase agreements........    $261,768      1.54%      $199,802      3.76%       $273,129
Federal Home Loan Bank notes..............      27,325      2.04         11,102      2.80          60,725
Revolving lines of credit.................      24,985      3.62          1,793      8.14          24,985
Commercial paper..........................       4,677      2.26          9,744      4.80          13,653
Treasury tax and loan note................       1,128      1.51            928      4.96           1,613
                                              --------      ----       --------      ----
       Total short-term borrowings........    $319,883      1.75%      $223,369      3.80%
2000
Federal funds purchased and securities
  sold under repurchase agreements........    $127,873      6.17%      $ 71,176      6.48%       $127,873
Federal Home Loan Bank notes..............          --        --          9,823      6.33          30,800
Revolving lines of credit.................      11,590      8.28         21,054      8.32          30,000
Commercial paper..........................       6,453      6.81          1,368      6.87           6,453
Treasury tax and loan note................         523      6.29            432      6.94             523
                                              --------      ----       --------      ----
       Total short-term borrowings........    $146,439      6.37%      $103,853      6.85%

     At December 31, 2002, CIB Marine was not in compliance with certain provisions of its revolving lines of credit. CIB Marine has obtained waivers with respect to these matters. On March 27, 2003, CIB Marine cancelled its $7.0 million revolving line of credit, which at that date had a zero balance.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 12 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago. All of the FHLB borrowings shown in the following table are fixed rate borrowings.

                                        DECEMBER 31, 2002      DECEMBER 31, 2001                      CALLABLE
                                        -----------------      -----------------      SCHEDULED      QUARTERLY @
                                        BALANCE      RATE      BALANCE      RATE      MATURITY        PAR AFTER
                                        -------      ----      -------      ----      ---------      -----------
                                        $    --        --%     $ 7,500      5.45%      1/16/03          N/A
                                             --        --        2,500      5.45       1/16/03          N/A
                                             --        --        7,500      5.51       2/08/03          N/A
                                             --        --           67      5.76       4/26/03          N/A
                                          3,500      5.12        3,500      5.12       5/01/04          N/A
                                          5,000      5.12        5,000      5.12       5/01/04          N/A
                                          3,250      4.95        3,250      4.95       1/16/08        1/16/01
                                          2,500      4.95        2,500      4.95       1/16/08        1/16/01
                                          2,000      4.95        2,000      4.95       1/16/08        1/16/01
                                          2,000      5.09        2,000      5.09       2/20/08        2/20/01
                                         23,810      7.07       23,635      7.07       6/30/08          N/A
                                        -------      ----      -------      ----
                                        $42,060      6.19%     $59,452      5.98%
                                                     ====                   ====
Interest Rate Swap..................      5,081                  2,535
                                        -------                -------
     Total..........................    $47,141                $61,987
                                        =======                =======

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB notes. The debt to collateral ratio cannot exceed 60%. CIB Marine had eligible collateral of $316.2 million and $93.4 million at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, this collateral consisted of securities with a fair market value of $82.9 million and $90.7 million, respectively, and 1-4 family residential mortgages not more than 90 days delinquent of $233.3 million and $2.7 million, respectively.

     On February 25, 2000, CIB Marine assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008, with a net cost, including premium, of 7.07%. The premium amount of $1.7 million is being amortized to interest expense over the life of the borrowing. The unamortized balance related to this premium was $1.2 million and $1.4 million as of December 31, 2002 and 2001, respectively. Simultaneously with this advance, CIB Marine entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008, whereby CIB Marine pays a variable rate of interest at the 1 month LIBOR rate and earns a fixed rate of interest at 7.08%. As of December 31, 2002 and 2001, the fair market value of the swap was approximately $5.1 million and $2.5 million, respectively. The net cash received from the hedging relationship for the years ended December 31, 2002 and 2001, was approximately $1.3 million and $0.8 million, respectively. CIB Marine's management believes the swap transaction will reduce interest rate risk by converting the fixed rate on the advance to a variable rate similar to the loans funded with the proceeds of these borrowings.

GUARANTEED TRUST PREFERRED SECURITIES

     At December 31, 2002, CIB Marine had $60.0 million outstanding in guaranteed trust preferred securities, as compared to $40.0 million at December 31, 2001, and $25.0 million at December 31, 2000. Though presented in the balance sheet as debt, these securities qualify as Tier I equity capital for regulatory capital purposes. The trust preferred securities are issued through a wholly-owned special purpose trusts and are fully and unconditionally guaranteed by CIB Marine on a subordinated basis. Distributions are cumulative.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 12 -- LONG-TERM BORROWINGS -- CONTINUED

The securities are classified in the liability section of the Consolidated Balance Sheets, and the distributions on the securities are classified as interest expense in the Consolidated Statements of Income.

     In September 2002, CIB Marine issued $20 million in guaranteed trust preferred securities at a variable rate of interest based upon the three-month LIBOR plus 3.40%. The interest rate was 5.19% at December 31, 2002. The securities are mandatorily redeemable upon their maturity on September 27, 2032 and are callable beginning September 30, 2007 at par value. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $19.6 million to reduce debt with non-affiliated commercial banks and for other corporate purposes.

     In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities at a fixed rate of 10.20% per annum. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

     In September 2000, CIB Marine issued $15.0 million in guaranteed trust preferred securities at a fixed rate of 10.60% per annum. The securities are mandatorily redeemable upon their maturity on September 7, 2030, and are callable beginning September 7, 2010, at a premium, which declines ratably to par by September 7, 2020. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

     In March 2000, CIB Marine issued $10.0 million in guaranteed trust preferred securities at a fixed rate of 10.88% per annum. The securities are mandatorily redeemable upon their maturity on March 8, 2030, and are callable beginning March 8, 2010, at a premium, which declines ratably to par by March 8, 2020. Issuance costs of $0.3 million were incurred in connection with these securities. CIB Marine used the net proceeds of $9.7 million to reduce its debt with the non-affiliated commercial bank and for other corporate purposes.

NOTE 13 -- STOCKHOLDERS' EQUITY

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13 -- STOCKHOLDERS' EQUITY -- CONTINUED

     At December 31, 2002, which is the most recent notification from the banks' primary regulators, all of the bank subsidiaries were categorized as well capitalized under the regulatory framework for prompt corrective action.

     On January 30, 2003, CIB-Chicago entered into a Memorandum of Understanding (the "Memorandum") with the Illinois Office of Banks and Real Estate (OBRE) and the FDIC (together the "Regulators"). The Memorandum was entered into as a result of a deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the OBRE's regular examination of CIB-Chicago, which commenced on September 23, 2002.

     Pursuant to the Memorandum, CIB-Chicago has agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum is in effect, CIB-Chicago has agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the Regulators a plan for the augmentation of the bank's capital accounts. Also, unless prior written consent is received from the Regulators, CIB -- Chicago has agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends.

     The Memorandum is not a formal supervisory action. Failure to comply with the Memorandum can lead to a formal enforcement action which could have a material adverse affect on CIB Marine and its operations. CIB Marine is in the process of developing action plans to correct the deficiencies noted in the examination report.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13 -- STOCKHOLDERS' EQUITY -- CONTINUED

     The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

                                                                                          TO BE WELL
                                                                                          CAPITALIZED
                                                                                         UNDER PROMPT
                                                                     FOR CAPITAL          CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       PROVISIONS
                                             -----------------    -----------------    -----------------
                                              AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                             --------    -----    --------    -----    --------    -----
DECEMBER 31, 2002
TOTAL CAPITAL TO RISK WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC.................  $346,786    10.45%   $265,581    8.00%    $    N/A     N/A%
Central Illinois Bank......................   101,929    10.58      77,083    8.00       96,354    10.00
CIB-Chicago................................   164,550    10.17     129,413    8.00      161,767    10.00
Marine Bank-Wisconsin......................    38,851    10.46      29,724    8.00       37,155    10.00
CIB-Indiana................................    18,302    11.24      13,030    8.00       16,287    10.00
Marine Bank-FSB............................    10,827    12.64       6,856    8.00        8,570    10.00
Citrus Bank................................    21,579    17.04      10,131    8.00       12,663    10.00

TIER 1 CAPITAL TO RISK WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC.................  $305,142     9.19%   $132,790    4.00%    $    N/A     N/A%
Central Illinois Bank......................    90,491     9.39      38,542    4.00       57,813     6.00
CIB-Chicago................................   144,229     8.92      64,707    4.00       97,060     6.00
Marine Bank-Wisconsin......................    34,175     9.20      14,862    4.00       22,293     6.00
CIB-Indiana................................    16,266     9.99       6,515    4.00        9,772     6.00
Marine Bank-FSB............................     9,847    11.49       3,428    4.00        5,142     6.00
Citrus Bank................................    19,992    15.79       5,065    4.00        7,598     6.00

TIER 1 LEVERAGE TO AVERAGE ASSETS
CIB MARINE BANCSHARES, INC.................  $305,142     8.75%   $139,420    4.00%    $    N/A     N/A%
Central Illinois Bank......................    90,491     8.43      42,928    4.00       53,660     5.00
CIB-Chicago................................   144,229     8.89      64,860    4.00       81,075     5.00
Marine Bank-Wisconsin......................    34,175     8.37      16,329    4.00       20,412     5.00
CIB-Indiana................................    16,266    10.05       6,471    4.00        8,089     5.00
Marine Bank-FSB............................     9,847    10.07       3,912    4.00        4,890     5.00
Citrus Bank................................    19,992    11.17       7,157    4.00        8,946     5.00

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13 -- STOCKHOLDERS' EQUITY -- CONTINUED


                                                                                          TO BE WELL
                                                                                          CAPITALIZED
                                                                                         UNDER PROMPT
                                                                     FOR CAPITAL          CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       PROVISIONS
                                             -----------------    -----------------    -----------------
                                              AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                             --------    -----    --------    -----    --------    -----
DECEMBER 31, 2001
TOTAL CAPITAL TO RISK WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC.................  $296,910    10.64%   $223,254    8.00%    $    N/A     N/A%
Central Illinois Bank......................    82,353    10.17      64,811    8.00       81,013    10.00
CIB-Chicago................................   143,870    10.15     113,372    8.00      141,714    10.00
Marine Bank-Wisconsin......................    34,937    11.20      24,950    8.00       31,188    10.00
CIB-Indiana................................    16,611    13.15      10,109    8.00       12,636    10.00
Marine Bank-FSB............................    10,188    30.89       2,638    8.00        3,298    10.00
Citrus Bank................................    10,473    14.32       5,845    8.00        7,307    10.00

TIER 1 CAPITAL TO RISK WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC.................  $262,832     9.42%   $111,627    4.00%    $    N/A     N/A%
Central Illinois Bank......................    72,831     8.99      32,405    4.00       48,608     6.00
CIB-Chicago................................   126,717     8.94      56,686    4.00       85,029     6.00
Marine Bank-Wisconsin......................    31,275    10.03      12,475    4.00       18,713     6.00
CIB-Indiana................................    15,031    11.90       5,054    4.00        7,582     6.00
Marine Bank-FSB............................     9,774    29.64       1,319    4.00        1,979     6.00
Citrus Bank................................     9,642    13.18       2,923    4.00        4,384     6.00

TIER 1 LEVERAGE TO AVERAGE ASSETS
CIB MARINE BANCSHARES, INC.................  $262,832     9.32%   $112,743    4.00%    $    N/A     N/A%
Central Illinois Bank......................    72,831     8.57      34,011    4.00       42,514     5.00
CIB-Chicago................................   126,717     9.18      55,228    4.00       69,035     5.00
Marine Bank-Wisconsin......................    31,275     8.99      13,910    4.00       17,387     5.00
CIB-Indiana................................    15,031    11.56       5,202    4.00        6,503     5.00
Marine Bank-FSB............................     9,774    25.80       1,515    4.00        1,894     5.00
Citrus Bank................................     9,642    10.60       3,634    4.00        4,543     5.00

     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. At December 31, 2002, approximately $51.3 million of the retained earnings of the banking subsidiaries was available for the payment of dividends to CIB Marine without prior regulatory agency approval, of which $27.0 million was attributable to CIB-Chicago. However, pursuant to the Memorandum, and throughout such time as the Memorandum remains in effect, CIB-Chicago may not pay a dividend to CIB Marine without first obtaining the consent of the Regulators. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary's capital being reduced below applicable minimum capital amounts.

NOTE 14 -- STOCK SPLIT

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 15 -- EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       2002          2001          2000
                                                    ----------    ----------    -----------
Net income......................................    $   15,631    $   26,917    $    20,671
                                                    ==========    ==========    ===========
Weighted average shares outstanding:
  Basic.........................................    18,167,379    17,751,752     17,381,478
     Effect of dilutive stock options
       outstanding..............................       380,136       331,261        241,486
                                                    ----------    ----------    -----------
  Diluted.......................................    18,547,515    18,083,013     17,622,964
                                                    ==========    ==========    ===========
Earnings per share -- Basic.....................    $     0.86    $     1.52    $      1.19
  Effect of dilutive stock options
     outstanding................................         (0.02)        (0.03)         (0.02)
                                                    ----------    ----------    -----------
Earnings per share -- Diluted...................    $     0.84    $     1.49    $      1.17
                                                    ==========    ==========    ===========

NOTE 16 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

     Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer's nonperformance, CIB Marine's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount. Management assesses the borrower's financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its cash future requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at December 31, 2002, is approximately $120.2 million with a weighted average term of approximately 15 months. CIB Marine has provided a $1.0 million reserve against potential losses related to a $7.5 million standby letter of credit as a result of financial difficulties of the customer. The $7.5 million standby letter of credit as well as two additional letters of credit totalling $15.3 million were participated to other banks. CIB Marine was not in compliance with certain provisions of these participated letters of credit, but has received waivers or taken other actions to resolve these matters.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer's creditworthiness and determines the amount of the collateral necessary based on management's credit evaluation of the counter party. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate.

     CIB Marine has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which CIB Marine is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities and are

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 16 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK -- CONTINUED

predominately comprised of interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. CIB Marine's credit risk on a swap agreement is limited to nonperformance of the counter party's obligations under the terms of the swap agreement. CIB Marine deals exclusively with counter parties that have high credit ratings, and based on management's assessments, all counter parties were expected to meet any outstanding obligations as of December 31, 2002.

     CIB Marine had $130.0 million notional value of receive fixed/pay floating interest rate swaps outstanding as of December 31, 2002. Most of these interest rate swaps are used to hedge the fair market value of various deposits and borrowings, including $25 million notional to hedge borrowings, $65 million notional to hedge fixed rate bullet certificates of deposit, and $40 million notional to hedge fixed rate callable certificates of deposit. The interest rate swaps are floating pay-fixed receive instruments and, as such, effectively convert the fixed rate payments on the financial instruments to a floating rate and hedge their fair value from changes in interest rates. CIB Marine also engages in interest rate swaps to hedge fixed rate lending activity. At December 31, 2002 this amounted to $4.3 million notional in pay fixed/receive floating amortizing interest rate swaps. Each hedge is matched with the financial instrument as to final maturity, interest payment dates and call features. These swaps are accounted for as Fair Value Hedges under SFAS 133. Market value changes during the period of the interest rate swaps and the hedge liabilities are reflected in other noninterest income in the income statement period.

     At December 31, 2002, CIB Marine had $503.5 million in forward sale agreements outstanding with a fair market value of approximately $(4.2) million, and $275.7 million outstanding in commitments to extend mortgage loans with interest rate locks, with a fair market value of approximately $2.3 million. Market value changes during the period are reflected in other noninterest income in the income statement.

     The following table summarizes the notional amount of off-balance sheet financial instruments with credit risk.

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2002        2001
                                                                  ----        ----
Commitments to extend credit................................    $628,920    $573,603
Commitments to extend mortgage loans to be held for sale....     275,656     102,746
Standby letters of credit...................................     120,221      98,805
Interest rate swaps.........................................     134,250      55,000
Forward loan sale agreements................................     503,521     137,041

     For additional information related to interest rate swaps, see Note 12 -- Long-term Borrowings.

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, CIB Marine has various outstanding commitments and contingent liabilities that are not reflected in the accompanying Consolidated Financial Statements. CIB Marine is not currently involved in any material pending legal proceedings other than litigation of a routine nature which is being defended and handled in the ordinary course of business.

     CIB Marine has a lending relationship with a borrower who has recently been charged with various criminal offenses, a conviction of which may result in forfeiture to the United States of any and all property of the borrower involved in the alleged criminal offenses and funds in the amount of $54.9 million. In August of 2002, CIB Marine purchased various assets from certain of the borrower's related interests, as a result of

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 17 -- COMMITMENTS AND CONTINGENCIES -- CONTINUED

financial difficulties of this borrower. Although CIB Marine does not currently believe it will incur any losses with respect to any such forfeiture proceedings, this matter is being disclosed as a contingent liability pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. CIB Marine engaged in the lending activities with the borrower and its related interests, and the acquisition of assets from the borrower's related interests, without knowledge of the alleged criminal activities and believes that it is a bona fide purchaser for value of the assets.

     In addition, CIB Marine has lending relationships with other individuals and entities who purchased certain assets of other operating subsidiaries of the borrower. These loans are secured by certain assets previously owned by the borrower's related interests. CIB Marine has no reason to believe at this time that such assets will be subject to forfeiture and does not expect any loss to occur as a result of any such proceedings.

NOTE 18 -- STOCK OPTION PLANS

     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2002, options to purchase 134,525 shares were available for future grant. The plan provides for the options to be exercisable over a ten year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.

     The following table shows activity relating to stock options.

                                                                          RANGE OF
                                                          NUMBER           OPTION         WEIGHTED AVERAGE
                                                         OF SHARES    PRICES PER SHARE     EXERCISE PRICE
                                                         ---------    ----------------    ----------------
Shares under option at December 31, 1999.............    1,160,235      $ 4.95-22.40           $13.01
  Granted............................................      346,137       18.40-19.11            18.43
  Lapsed or surrendered..............................      (57,618)      10.87-22.40            18.10
  Exercised..........................................      (29,411)       8.50-22.40            11.15
                                                         ---------      ------------           ------
Shares under option at December 31, 2000.............    1,419,343      $ 4.95-19.11           $14.16
  Granted............................................      321,138       20.13-22.89            22.82
  Lapsed or surrendered..............................      (60,600)      13.07-18.40            15.18
  Exercised..........................................      (22,238)      13.07-16.23            13.71
                                                         ---------      ------------           ------
Shares under option at December 31, 2001.............    1,657,643      $ 4.95-22.89           $15.81
  Granted............................................       21,099       23.22-25.08            24.30
  Lapsed or surrendered..............................      (51,773)      10.87-22.89            18.93
  Exercised..........................................      (93,718)       4.95-18.40             8.50
                                                         ---------      ------------           ------
Shares under option at December 31, 2002.............    1,533,251      $ 4.95-25.08           $16.27
                                                         =========      ============           ======

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 18 -- STOCK OPTION PLANS -- CONTINUED

     The following table summarizes information about stock options outstanding at December 31, 2002.

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ----------------------
                                  WEIGHTED
                                  AVERAGE      WEIGHTED     NUMBER      WEIGHTED
                    NUMBER       REMAINING     AVERAGE    EXERCISABLE   AVERAGE
   RANGE OF       OUTSTANDING   CONTRACTUAL    EXERCISE       AT        EXERCISE
 OPTION PRICES    AT 12/31/02   LIFE (YEARS)    PRICE      12/31/02      PRICE
 -------------    -----------   ------------   --------   -----------   --------
$  4.95 -  7.52       29,250        0.5         $ 4.95       29,250      $ 4.95
   7.52 - 10.03       82,500        2.0           8.50       82,500        8.50
  10.03 - 12.54      107,850        3.3          10.87      107,850       10.87
  12.54 - 15.05      398,820        5.1          13.11      324,900       13.12
  15.05 - 17.56      280,200        6.6          16.22      169,560       16.21
  17.56 - 20.06      310,131        7.6          18.42      124,027       18.42
  20.06 - 22.57       11,126        8.4          21.12        2,223       21.12
  22.57 - 25.08      313,374        9.0          22.99       58,438       22.89
---------------    ---------        ---         ------      -------      ------
$  4.95 - 25.08    1,533,251        6.3         $16.27      898,748      $14.13
===============    =========        ===         ======      =======      ======

NOTE 19 -- OTHER BENEFIT PLANS

     CIB Marine provides a defined contribution 401(k) deferred compensation plan to all employees of CIB Marine and its subsidiaries who have attained age 20 and work at least a minimum number of hours. Employees enter the plan on the first entrance date after their start date. Entrance dates are January 1 and July 1 of each year. The Plan permits participants to make voluntary tax deferred contributions of up to 15% of annual compensation subject to various limitations. Through December 31, 2002, CIB Marine has not matched employee contributions. The administrative costs to maintain the plan are paid by the plan.

     CIB Marine has an employee stock ownership plan for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2002, the plan held 212,888 shares of common stock, all of which have been allocated to participants. CIB Marine made contributions in 2002, 2001, and 2000 of $0.6 million, $0.5 million, and $0.4 million, respectively. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.

NOTE 20 -- INCOME TAXES

     CIB Marine and its subsidiaries file consolidated Federal income tax returns. The provision for income taxes in the consolidated statements of income consisted of the following components:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
Current tax provision:
  Federal................................................    $13,396     $ 5,213     $13,044
  State..................................................        383         119         645
  Foreign................................................        (43)         --          --
Deferred (benefit).......................................     (6,969)      8,657      (2,714)
Foreign deferred.........................................        133          --          --
                                                             -------     -------     -------
                                                             $ 6,900     $13,989     $10,975
                                                             =======     =======     =======

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 20 -- INCOME TAXES -- CONTINUED

     A reconciliation of the income tax provision and income taxes, which would have been provided by applying the federal statutory rate of 35%, is as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                      2002              2001              2000
                                                 --------------    --------------    ---------------
                                                 AMOUNT     %      AMOUNT     %      AMOUNT      %
                                                 -------   ----    -------   ----    -------    ----
Income at statutory tax rate...................  $ 7,886   35.0%   $14,318   35.0%   $11,076    35.0%
Increase (reduction) in tax rate resulting
  from:
  State income taxes, net of Federal Income tax
     benefit...................................     (462)  (2.0)       175     .4        159      .5
  Nondeductible amortization...................       54     .2        116     .3        112      .4
  Tax exempt interest..........................   (1,059)  (4.7)      (903)  (2.2)      (838)   (2.6)
  Foreign taxes................................      107     .5
  Other, net...................................      374    1.6        283     .7        466     1.4
                                                 -------   ----    -------   ----    -------    ----
                                                 $ 6,900   30.6%   $13,989   34.2%   $10,975    34.7%
                                                 =======   ====    =======   ====    =======    ====

     The tax effects of temporary differences that give rise to net deferred tax (liability)/asset in the accompanying Consolidated Balance Sheets are as follows:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2002       2001
                                                                -------    -------
Deferred tax assets:
  Net operating losses......................................    $ 7,548    $   621
  Allowance for loan losses.................................     20,117     13,142
  Non-cash compensation.....................................        322        493
  Deferred loan fees and other..............................        431        758
  Purchase accounting-basis adjustment......................      2,639         --
  Other.....................................................      2,093        153
                                                                -------    -------
Deferred tax assets before valuation allowance..............     33,150     15,167
  Valuation allowance.......................................     (5,157)      (666)
                                                                -------    -------
Net deferred tax assets.....................................     27,993     14,501
                                                                -------    -------
Deferred tax liabilities:
  Net unrealized gain in securities available for sale......      1,819      1,935
  Depreciation..............................................      2,880        525
  REIT Income...............................................     11,333     11,993
  Other securities..........................................        153        257
  Other.....................................................      1,339        515
                                                                -------    -------
Total deferred tax liabilities..............................     17,524     15,225
                                                                -------    -------
Net deferred tax (liability)/asset..........................    $10,469    $  (724)
                                                                =======    =======

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2002        2001
                                                                -------      -----
Net deferred tax assets/(liabilities) are classified as:
  Other assets/(liabilities)................................    $ 6,688      $(724)
  Assets of companies held for disposal.....................      3,781         --
                                                                -------      -----
Net deferred tax asset/(liability)..........................    $10,469      $(724)
                                                                =======      =====

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 20 -- INCOME TAXES -- CONTINUED

     The change in the net deferred tax asset is as follows:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2002       2001
                                                                -------    -------
  Deferred tax benefits (expenses) included in provision....    $ 6,836    $(8,657)
  Deferred tax included in other comprehensive income.......        116       (457)
  Deferred tax balances of acquired subsidiary..............      1,676         --
  Reclassifications from current............................         --        (10)
  Minority interest.........................................        (79)        --
  Exchange translation adjustment...........................          5         --
  Purchase accounting-basis adjustment......................      2,639         --
                                                                -------    -------
       Total change in net deferred tax asset...............    $11,193    $(9,124)
                                                                =======    =======

     There were US Federal net operating loss carryforwards of approximately $14.0 million and $0.3 million in 2002 and 2001, respectively and state net operating loss carryforwards of approximately $25.5 million and $10.7 million in 2002 and 2001, respectively. In addition, there were Mexican net operating loss carryforwards attributable to a foreign subsidiary of approximately $1.5 million in 2002. The net operating loss carryforwards will expire in varying amounts between 2007 and 2022. $13.7 million and $1.5 million of the U.S. Federal and Mexican net operating loss carryforwards were acquired in connection with the Canron acquisition.

     Realization of the net deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or CIB Marine generating sufficient taxable earnings in future periods. In determining that realization of the net deferred tax asset was more likely than not, CIB Marine gave consideration to a number of factors including its recent earnings history, its expectations for earnings in the future, and where applicable, the expiration dates associated with tax carryforwards.

     Valuation allowances have been established against state deferred tax assets for those entities which have state net operating loss carryforwards in which management believes that is more likely than not that the state deferred tax assets will not be realized. In addition, a valuation allowance has been set up against the deferred tax asset related to $7.7 million of US Federal net operating loss carryforwards in which management believes that it is more likely than not the losses will expire unused due to annual limitations under IRC
Section 382.

     Tax benefits of $513 thousand, $2 thousand and $37 thousand have been credited directly to capital surplus, with a corresponding decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2002, 2001 and 2000, respectively.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 21 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107).

                                                                   DECEMBER 31, 2002
                                                                ------------------------
                                                                 CARRYING     ESTIMATED
                                                                  AMOUNT      FAIR VALUE
                                                                ----------    ----------
Financial Assets:
  Cash and cash equivalents.................................    $   98,396    $   98,396
  Loans held for sale.......................................       228,114       228,114
  Securities available for sale.............................       443,871       443,871
  Securities held to maturity...............................        70,132        72,873
  Loans, net................................................     2,655,169     2,688,810
  Accrued interest receivable...............................        16,669        16,669
Financial Liabilities:
  Deposit liabilities.......................................     2,848,404     2,897,046
  Short term borrowings.....................................       386,945       386,795
  Long term borrowings......................................        47,141        48,976
  Guaranteed trust preferred securities.....................        60,000        66,320
  Accrued interest payable..................................        11,108        11,108

                                                          CONTRACTUAL
                                                          OR NOTIONAL    CARRYING    ESTIMATED
                                                            AMOUNT        AMOUNT     FAIR VALUE
                                                          -----------    --------    ----------
Off-Balance Sheet Items:
  Commitments to extend mortgage loans to be held for
     sale.............................................     $275,656      $ 2,273      $ 2,273
  Standby letters of credit...........................      120,221         (592)        (592)
  Commitments to extend credit........................      632,030           --           --
  Interest rate swap agreements.......................      134,250        5,749        5,749
  Forward sale agreements.............................      503,521       (4,188)      (4,188)

                                                                   DECEMBER 31, 2001
                                                                ------------------------
                                                                 CARRYING     ESTIMATED
                                                                  AMOUNT      FAIR VALUE
                                                                ----------    ----------
Financial Assets:
  Cash and cash equivalents.................................    $   59,000    $   59,000
  Loans held for sale.......................................        34,295        34,295
  Securities available for sale.............................       321,748       321,748
  Securities held to maturity...............................        96,609        98,759
  Loans receivable, net.....................................     2,355,404     2,383,241
  Accrued interest receivable...............................        16,993        16,993
Financial Liabilities:
  Deposit liabilities.......................................     2,269,710     2,287,168
  Short Term Borrowings.....................................       319,883       319,905
  Long Term Borrowings......................................        61,987        62,718
  Guaranteed Trust Preferred Securities.....................        40,000        40,918
  Accrued interest payable..................................        11,335        11,335

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 21 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED


                                                          CONTRACTUAL
                                                          OR NOTIONAL    CARRYING    ESTIMATED
                                                            AMOUNT        AMOUNT     FAIR VALUE
                                                          -----------    --------    ----------
Off-Balance Sheet Items:
  Commitments to extend mortgage loans to be held for
     sale.............................................     $102,746      $(1,585)     $(1,585)
  Standby letters of credit...........................       98,805          848          848
  Commitments to extend credit........................      573,603           --           --
  Interest rate swap agreements.......................       55,000        1,920        1,920
  Forward sale agreements.............................      137,041        2,950        2,950

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 21 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

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

     SHORT TERM BORROWINGS

     The carrying value of short term borrowings payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, short term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, US Treasury Tax and loan notes, lines of credit, commercial paper and other similar borrowings.

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 21 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

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

     The fair value of interest rate swaps is based upon quoted market prices, when available. If a quoted market price is not available, fair value is estimated based on the net of the discounted cash flows of the fixed leg and the floating leg of the swap using as a discount rate currently existing rates available for swaps of comparable remaining term, notional value, index and counter party credit risk.

     The fair value of letters of credit and unused and open ended lines of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for comparable transactions.

     The fair value of forward sale agreements represents the fair value of conditional forward contracts entered into to sell mortgage loans, and is related to CIB Marine's mortgage banking activities. The fair value is based upon quoted market prices, when available. If quoted market price is not available, fair value is based upon an estimate of the fair value of the forward rate agreement given current interest rates for contracts with similar notional value, and underlying assets.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 22 -- PARENT COMPANY FINANCIAL STATEMENTS

     The condensed financial statements of the parent company only, are presented as follows:

                            CONDENSED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2002        2001
                                                                --------    --------
ASSETS
Cash and due from banks.....................................    $    513    $    751
Investments in subsidiaries.................................     342,873     285,206
Other investments...........................................       5,734       5,211
Loans.......................................................          --       2,738
Loans to subsidiaries.......................................       5,553      13,590
Premises and equipment, net.................................       1,171         780
Current tax receivable......................................         382          --
Deferred income taxes.......................................         546         469
Foreclosed properties.......................................       1,938          --
Other assets................................................       2,185       1,653
                                                                --------    --------
     Total Assets...........................................    $360,895    $310,398
                                                                ========    ========
LIABILITIES
Short-term borrowings.......................................    $ 36,811    $ 29,662
Accrued interest payable....................................       1,417       1,392
Accrued income taxes........................................          --       1,198
Other liabilities...........................................         866       1,004
Guaranteed trust preferred securities.......................      60,000      40,000
                                                                --------    --------
     Total Liabilities......................................      99,094      73,256
                                                                --------    --------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 5,000,000 shares authorized,
  none issued...............................................          --          --
Common stock, $1 par value; 50,000,000 shares authorized,
  18,312,242 and 17,876,752 issued and outstanding,
  respectively..............................................      18,312      17,877
Capital surplus.............................................     157,783     148,972
Retained earnings...........................................      82,901      67,270
Accumulated other comprehensive income......................       2,805       3,023
                                                                --------    --------
     Total Stockholders' Equity.............................     261,801     237,142
                                                                --------    --------
     Total Liabilities and Stockholders' Equity.............    $360,895    $310,398
                                                                ========    ========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 22 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED

                         CONDENSED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2002       2001       2000
                                                                -------    -------    -------
INTEREST AND DIVIDEND INCOME
Dividends from subsidiaries.................................    $ 1,300    $ 2,133    $   750
Loan interest from subsidiaries.............................        258         60         30
Other.......................................................         --        180         12
                                                                -------    -------    -------
  Total interest and dividend income........................      1,558      2,373        792
INTEREST EXPENSE
Short-term borrowings.......................................        922        615      1,833
Guaranteed trust preferred securities.......................      4,523      4,024      1,351
                                                                -------    -------    -------
Net interest expense........................................     (3,887)    (2,266)    (2,392)
Provision for loan losses...................................        800         --         --
                                                                -------    -------    -------
  Net interest expense after provision for loan losses......     (4,687)    (2,266)    (2,392)
NONINTEREST INCOME
Equity in undistributed earnings of subsidiaries............     21,928     30,234     24,221
Fees from subsidiaries......................................      8,914      7,062      5,419
Other Income................................................        317         99         40
                                                                -------    -------    -------
  Total noninterest income..................................     31,159     37,395     29,680
                                                                -------    -------    -------
NONINTEREST EXPENSE
Compensation and employee benefits..........................     10,436      8,034      6,609
Equipment...................................................        443        328        121
Occupancy and premises......................................      1,043        701        577
Professional services.......................................        454      1,106        780
Other.......................................................      1,767        676        589
                                                                -------    -------    -------
  Total Noninterest Expense.................................     14,143     10,845      8,676
                                                                -------    -------    -------
Income before income taxes..................................     12,329     24,284     18,612
Income tax benefit..........................................     (3,302)    (2,633)    (2,059)
                                                                -------    -------    -------
  NET INCOME................................................    $15,631    $26,917    $20,671
                                                                =======    =======    =======

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 22 -- PARENT COMPANY FINANCIAL STATEMENTS -- CONTINUED

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 15,631    $ 26,917    $ 20,671
Adjustments to reconcile net income to net cash used in
  operating activities:
     Equity in undistributed earnings of subsidiaries.......     (21,928)    (30,234)    (24,221)
     Depreciation and amortization..........................         260         194          55
     Provision for loan losses..............................         800          --          --
     Deferred tax benefits..................................         (77)        642         578
     Loss on sale of other assets...........................          --         229          --
     Decrease (increase) in interest receivable and other
       assets...............................................        (308)         20         467
     Increase (decrease) in interest payable and other
       liabilities..........................................      (1,693)        436         781
                                                                --------    --------    --------
       Net cash used in operating activities................      (7,315)     (1,796)     (1,669)
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in limited partnerships and other
       investments..........................................        (301)     (2,269)       (766)
     Net (increase) decrease in loans.......................       8,037     (13,589)        443
     Net increase in investment in subsidiaries.............     (37,258)    (16,510)    (18,921)
     Dividends received from subsidiaries...................       1,300       2,133         750
     Proceeds from sale of fixed assets.....................          --          59          47
     Capital expenditures...................................        (646)       (413)       (500)
                                                                --------    --------    --------
       Net cash used in investing activities................     (28,868)    (30,589)    (18,947)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.................       7,936       5,991       7,649
     Proceeds from stock options exercised..................       1,310         307         926
     Proceeds paid for merger dissenters shares.............          --        (238)         --
     Proceeds from issuance of guaranteed trust preferred
       securities...........................................      19,550      14,550      24,250
     Net increase (decrease) in short-term borrowings.......       7,149      11,619     (11,667)
                                                                --------    --------    --------
       Net cash provided by financing activities............      35,945      32,229      21,158
                                                                --------    --------    --------
Net (decrease) increase in cash and cash equivalents........        (238)       (156)        542
Cash and cash equivalents, beginning of year................         751         907         365
                                                                --------    --------    --------
Cash and cash equivalents, end of year......................    $    513    $    751    $    907
                                                                ========    ========    ========

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 23 -- QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                        QUARTER ENDED 2002
                                                            ------------------------------------------
                                                            DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                            -------    --------    -------    --------
2002
Total interest income...................................    $52,650    $51,916     $51,090    $48,414
Total interest expense..................................     24,693     24,748      24,275     23,619
                                                            -------    -------     -------    -------
Net interest income.....................................     27,957     27,168      26,815     24,795
Provision for loan losses...............................     11,249     11,713       7,782      3,981
                                                            -------    -------     -------    -------
Net interest income after provision for loan losses.....     16,708     15,455      19,033     20,814
Gain on investment securities, net......................         --      1,031         992      1,104
Other noninterest income................................      4,987      4,539       4,821      4,126
Noninterest expense.....................................     19,772     18,815      17,209     15,283
                                                            -------    -------     -------    -------
Income before income taxes..............................      1,923      2,210       7,637     10,761
Income tax expense (benefit)............................        679        (15)      2,429      3,807
                                                            -------    -------     -------    -------
  Net income............................................    $ 1,244    $ 2,225     $ 5,208    $ 6,954
                                                            =======    =======     =======    =======
Earnings per share:
  Basic.................................................    $  0.07    $  0.12     $  0.29    $  0.39
  Diluted...............................................       0.07       0.12        0.28       0.38

                                                                        QUARTER ENDED 2001
                                                            ------------------------------------------
                                                            DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                                            -------    --------    -------    --------
2001
Total interest income...................................    $48,591    $49,635     $52,076    $52,828
Total interest expense..................................     24,816     27,707      30,448     32,752
                                                            -------    -------     -------    -------
Net interest income.....................................     23,775     21,928      21,628     20,076
Provision for loan losses...............................      3,739      3,061       3,155      2,788
                                                            -------    -------     -------    -------
Net interest income after provision for loan losses.....     20,036     18,867      18,473     17,288
Gain on investment securities, net......................        884      1,591         452      1,101
Other noninterest income................................      5,728      4,699       3,641      2,699
Noninterest expense.....................................     15,070     14,457      12,617     12,409
                                                            -------    -------     -------    -------
Income before income taxes..............................     11,578     10,700       9,949      8,679
Income tax expense......................................      3,723      3,880       3,431      2,955
                                                            -------    -------     -------    -------
  Net income............................................    $ 7,855    $ 6,820     $ 6,518    $ 5,724
                                                            =======    =======     =======    =======
Earnings per share:
  Basic.................................................    $  0.44    $  0.38     $  0.37    $  0.33
  Diluted...............................................       0.43       0.37        0.36       0.32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements or reportable events of the nature required to be disclosed pursuant to Item 304 (b) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to directors and director nominees is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on May 22, 2003 under the caption "Proposal
1 -- Election of Directors -- Information Regarding Nominees and Directors."

     The information required by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item. Executive Officers of CIB Marine."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on May 22, 2003 under the captions "Proposal 1 -- Election of Directors" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information as of December 31, 2002, with respect to CIB Marine's compensation plans under which equity securities are authorized for issuance:

                                        NUMBER OF SECURITIES TO      WEIGHTED AVERAGE         NUMBER OF SECURITIES
                                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS       FUTURE ISSUANCE UNDER
                                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     EQUITY COMPENSATION PLANS
PLAN CATEGORY                           -----------------------    -------------------     -------------------------
Equity compensation plans approved
  by security holders(1)............           1,533,251                 $16.2675                   134,525
Equity compensation plans not
  approved by security holders......                  --                       --                        --
                                               ---------                 --------                   -------
Total...............................           1,533,251                 $16.2675                   134,525
                                               =========                 ========                   =======

-------------------------
(1) All securities remaining available for future issuance will be issued under the 1999 Stock Option and Incentive Plan.

     Additional information required by Item 12 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on May 22, 2003 under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1 -- Election of Directors -- Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by Item 13 is incorporated by reference to CIB Marine's Proxy Statement for the annual meeting to be held on May 22, 2003 under the caption "Proposal 1 -- Election of Directors -- Certain Relationships and Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

     a. Evaluation of Disclosure Controls and Procedures

     CIB Marine's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of CIB Marine's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 27, 2003, have concluded that, as of such date, CIB Marine's disclosure controls and procedures were adequate and effective to ensure that material information relating to CIB Marine and its consolidated subsidiaries would be made known to them by others within those entities. As a result of the ineffectiveness of certain internal controls as noted in b. below, management took appropriate actions to ensure that material information relating to CIB Marine and its consolidated subsidiaries would be made known to them by others within those entities.

     b. Changes in Internal Controls

     There were no significant changes in CIB Marine's internal controls or in other factors that could significantly affect CIB Marine's disclosure controls and procedures subsequent to the date of their evaluation. Except for the ineffectiveness of certain internal controls over the loan risk management process, there were no significant deficiencies or material weaknesses in CIB Marine's internal controls. CIB Marine is taking actions to improve these controls, including amendments to its loan policy and the hiring of additional staff.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following financial statements of CIB Marine are filed as a part of this document under Item 8, Financial Statements and Supplementary Data.

     - Independent Auditors' Report of KPMG LLP.

     - Consolidated Balance Sheets as of December 31, 2002 and 2001.

     - Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000.

     - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000.

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000.

     - Notes to Consolidated Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Item 8.

(a)(3) EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
           3.1           Amended and Restated Articles of Incorporation of CIB Marine
                         Bancshares, Inc. (incorporated by reference to Appendix B to the Proxy Statement of Central Illinois Bancorp, Inc. filed with the Securities and Exchange Commission on May 28,
                         1999).
           3.2           Bylaws of CIB Marine Bancshares, Inc. (incorporated by
                         reference to Appendix C to the Proxy Statement of Central
                         Illinois Bancorp, Inc. filed with the Securities and
                         Exchange Commission on May 28, 1999).
         *10.1           CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive
                         Plan, as amended.
         *10.2           Form of Deferred Compensation Agreement of CIB Marine
                         (incorporated by reference to Exhibit 10.3 to CIB Marine's
                         Form 10 filed on April 30, 1999).
          21             Subsidiaries of CIB Marine
          23.1           Consent of KPMG LLP
          99.1           Certificate of J. Michael Straka, Chief Executive Officer,
                         and Steven T. Klitzing, Chief Financial Officer, pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CIB Marine is not filing certain documents. CIB Marine agrees to furnish a copy of each such document upon the request of the Commission.
-------------------------
* Executive compensation plans

(B) During the three months ended December 31, 2002 and through the date of this report, CIB Marine filed a Form 8-K on March 6, 2003, reporting under Item 9 the delay in release of 2002 financial information. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CIB MARINE BANCSHARES, INC.
                                               (registrant)

                                                         By: /s/ J. MICHAEL STRAKA
                                               ----------------------------------------------
                                                             J. Michael Straka
Date: March 31, 2003                               President and Chief Executive Officer

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                /s/ J. MICHAEL STRAKA                    President and Chief Executive     March 31, 2003
-----------------------------------------------------    Officer (Principal Executive
                  J. Michael Straka                      Officer) and Director

               /s/ STEVEN T. KLITZING                    Chief Financial Officer           March 31, 2003
-----------------------------------------------------    (Principal Financial and
                 Steven T. Klitzing                      Accounting Officer)

                 /s/ C. TODD ATKINS                      Director                          March 31, 2003
-----------------------------------------------------
                   C. Todd Atkins

                   /s/ JOSE ARAUJO                       Director                          March 31, 2003
-----------------------------------------------------
                     Jose Araujo

                 /s/ NORMAN E. BAKER                     Director                          March 31, 2003
-----------------------------------------------------
                   Norman E. Baker

                  /s/ JOHN T. BEAN                       Director                          March 31, 2003
-----------------------------------------------------
                    John T. Bean

                 /s/ W. SCOTT BLAKE                      Director                          March 31, 2003
-----------------------------------------------------
                   W. Scott Blake

                /s/ DEAN M. KATSAROS                     Director                          March 31, 2003
-----------------------------------------------------
                  Dean M. Katsaros

                 /s/ JERRY D. MAAHS                      Director                          March 31, 2003
-----------------------------------------------------
                   Jerry D. Maahs

               /s/ DONALD M. TRILLING                    Chairman of the Board of          March 31, 2003
-----------------------------------------------------    Directors and Director
                 Donald M. Trilling

               /s/ HOWARD E. ZIMMERMAN                   Director                          March 31, 2003
-----------------------------------------------------
                 Howard E. Zimmerman

                                 CERTIFICATIONS

I, J. Michael Straka, Chief Executive Officer of CIB Marine Bancshares, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of CIB Marine Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ J. MICHAEL STRAKA
                                          --------------------------------------
                                                    J. Michael Straka
                                                 Chief Executive Officer

March 28, 2003

                                 CERTIFICATIONS

I, Steven T. Klitzing, Chief Financial Officer, of CIB Marine Bancshares, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of CIB Marine Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ STEVEN T. KLITZING
                                          --------------------------------------
                                                    Steven T. Klitzing
                                                 Chief Financial Officer
March 28, 2003