Form 10-Q
period 2003-03-31
CIB MARINE BANCSHARES INC
filed 2003-05-15
CIK 861955

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                        COMMISSION FILE NUMBER 000-24149

                          CIB MARINE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                                       37-1203599
       (State or other jurisdiction of                 (IRS Employer Identification No.)
       incorporation or organization)

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

     At May 12, 2003 CIB Marine had 18,313,742 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CIB MARINE BANCSHARES, INC

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ---------    ------------
                                                               (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Cash and cash equivalents:
  Cash and due from banks...................................  $   59,433    $   72,771
  Federal funds sold........................................      18,249        25,625
                                                              ----------    ----------
       Total cash and cash equivalents......................      77,682        98,396
                                                              ----------    ----------
Loans held for sale.........................................     116,151       228,114
Securities:
  Available for sale, at fair value.........................     477,078       443,871
  Held to maturity (approximate fair value of $69,385 and
     $72,873, respectively).................................      66,315        70,132
                                                              ----------    ----------
       Total securities.....................................     543,393       514,003
                                                              ----------    ----------
Loans.......................................................   2,739,214     2,707,538
  Less: allowance for loan losses...........................     (57,127)      (52,369)
                                                              ----------    ----------
     Net loans..............................................   2,682,087     2,655,169
                                                              ----------    ----------
Premises and equipment, net.................................      28,441        28,087
Accrued interest receivable.................................      17,022        16,669
Goodwill....................................................      13,122        13,122
Other intangible assets.....................................       1,573         1,700
Foreclosed properties.......................................       5,759         3,678
Assets of companies held for disposal.......................      74,783        73,874
Other assets................................................      34,309        32,749
                                                              ----------    ----------
       Total Assets.........................................  $3,594,322    $3,665,561
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $  195,039    $  204,267
  Interest-bearing demand...................................      63,835        58,889
  Savings...................................................     631,366       574,083
  Time......................................................   2,021,514     2,011,165
                                                              ----------    ----------
       Total deposits.......................................   2,911,754     2,848,404
                                                              ----------    ----------
Short-term borrowings.......................................     251,259       386,945
Long-term borrowings........................................      47,171        47,141
Guaranteed trust preferred securities.......................      60,000        60,000
Accrued interest payable....................................       8,910        11,108
Liabilities of companies held for disposal..................      33,882        37,171
Other liabilities...........................................      14,951        12,991
                                                              ----------    ----------
       Total liabilities....................................   3,327,927     3,403,760
                                                              ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 5,000,000 shares authorized,
  none issued...............................................          --            --
Common stock, $1 par value; 50,000,000 shares authorized,
  18,313,742 and 18,312,242 issued and outstanding,
  respectively..............................................      18,314        18,312
Capital surplus.............................................     157,801       157,783
Retained earnings...........................................      87,551        82,901
Accumulated other comprehensive income, net.................       2,729         2,805
                                                              ----------    ----------
       Total stockholders' equity...........................     266,395       261,801
                                                              ----------    ----------
       Total Liabilities and Stockholders' Equity...........  $3,594,322    $3,665,561
                                                              ==========    ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                           CIB MARINE BANCSHARES, INC

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 QUARTER ENDED MARCH 31,
                                                                --------------------------
                                                                   2003           2002
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE AND PER SHARE
                                                                          DATA)
INTEREST AND DIVIDEND INCOME
Loans.......................................................    $   45,559     $   42,025
Loans held for sale.........................................         1,787            392
Securities:
  Taxable...................................................         3,491          5,091
  Tax-exempt................................................           579            631
  Dividends.................................................           145             84
Federal funds sold..........................................           130            191
                                                                ----------     ----------
     Total interest and dividend income.....................        51,691         48,414
                                                                ----------     ----------
INTEREST EXPENSE
Deposits....................................................        20,345         20,653
Short-term borrowings.......................................         1,138          1,511
Long-term borrowings........................................           294            393
Guaranteed trust preferred securities.......................         1,320          1,062
                                                                ----------     ----------
     Total interest expense.................................        23,097         23,619
                                                                ----------     ----------
Net interest income.........................................        28,594         24,795
Provision for loan losses...................................         8,722          3,981
                                                                ----------     ----------
     Net interest income after provision for loan losses....        19,872         20,814
                                                                ----------     ----------
NONINTEREST INCOME
Loan fees...................................................           871          1,226
Mortgage banking revenue....................................         6,621          1,559
Deposit service charges.....................................           933            769
Other service fees..........................................            93             77
Loss on sale of assets......................................           (72)           (24)
Other income................................................            58            519
Gain on investment securities, net..........................            --          1,104
                                                                ----------     ----------
     Total noninterest income...............................         8,504          5,230
                                                                ----------     ----------
NONINTEREST EXPENSE
Compensation and employee benefits..........................        12,973          9,822
Equipment...................................................         1,288          1,175
Occupancy and premises......................................         1,278          1,057
Professional services.......................................           704            431
Advertising/marketing.......................................           271            403
Amortization of intangibles.................................           127            123
Telephone & data communications.............................           566            486
Other expense...............................................         4,253          1,786
                                                                ----------     ----------
     Total noninterest expense..............................        21,460         15,283
                                                                ----------     ----------
Income before income taxes..................................         6,916         10,761
Income tax expense..........................................         2,266          3,807
                                                                ----------     ----------
     NET INCOME.............................................    $    4,650     $    6,954
                                                                ==========     ==========
EARNINGS PER SHARE
Basic.......................................................    $     0.25     $     0.39
Diluted.....................................................          0.25           0.38
Weighted average shares -- basic............................    18,312,809     17,893,397
Weighted average shares -- diluted..........................    18,677,952     18,263,808

     See accompanying Notes to Unaudited Consolidated Financial Statements

                           CIB MARINE BANCSHARES, INC

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                             COMMON STOCK                                  ACCUMULATED
                                         ---------------------                                OTHER
                                                         PAR      CAPITAL     RETAINED    COMPREHENSIVE
                                           SHARES       VALUE     SURPLUS     EARNINGS    INCOME (LOSS)     TOTAL
                                         ----------    -------    --------    --------    -------------    --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 2001...........    17,876,752    $17,877    $148,972    $67,270        $ 3,023       $237,142
Comprehensive income:
Net income...........................            --         --          --      6,954             --          6,954
Other comprehensive income:
  Unrealized securities holding
    losses arising during the
    period...........................            --         --          --         --         (1,440)        (1,440)
  Reclassification adjustment for
    gains included in net income.....                                                         (1,104)        (1,104)
  Income tax effect..................            --         --          --         --          1,004          1,004
                                                                                                           --------
      Total comprehensive income.....                                                                         5,414
Common stock issuance................       270,056        270       6,001         --             --          6,271
                                         ----------    -------    --------    -------        -------       --------
BALANCE, MARCH 31, 2002..............    18,146,808    $18,147    $154,973    $74,224        $ 1,483       $248,827
                                         ==========    =======    ========    =======        =======       ========
BALANCE, DECEMBER 31, 2002...........    18,312,242    $18,312    $157,783    $82,901        $ 2,805       $261,801
Comprehensive income:
Net income...........................            --         --          --      4,650             --          4,650
Other comprehensive income:
  Unrealized securities holding
    losses arising during the
    period...........................            --         --          --         --           (986)          (986)
  Income tax effect..................            --         --          --         --            376            376
  Foreign currency translation
    adjustment.......................            --         --          --         --            534            534
                                                                                                           --------
      Total comprehensive income.....                                                                         4,574
Exercise of stock options............         1,500          2          18         --             --             20
                                         ----------    -------    --------    -------        -------       --------
BALANCE, MARCH 31, 2003..............    18,313,742    $18,314    $157,801    $87,551        $ 2,729       $266,395
                                         ==========    =======    ========    =======        =======       ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              QUARTER ENDED MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   4,650    $   6,954
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Deferred loan fee amortization.........................     (3,210)      (2,540)
     Depreciation and other amortization....................      2,209        1,306
     Provision for loan losses..............................      8,722        3,981
     Originations of loans held for sale....................   (120,116)     (50,361)
     Purchases of loans held for sale.......................   (476,332)    (143,672)
     Proceeds from sale of loans held for sale..............    707,320      199,055
     Deferred tax expense (benefit).........................     (1,489)       2,536
     Loss on the sale of other assets.......................         72           24
     Gain on sale of securities.............................         --       (1,104)
     Increase in interest receivable and other assets.......       (866)     (11,976)
     Increase (decrease) in interest payable and other
      liabilities...........................................      2,168         (715)
                                                              ---------    ---------
       Net cash provided by operating activities............    123,128        3,488
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities of securities available for sale............     53,749       59,725
     Maturities of securities held to maturity..............      4,861       11,012
     Purchase of securities available for sale..............    (79,938)    (135,155)
     Purchase of securities held to maturity................     (1,800)      (3,707)
     Proceeds from sales of securities available for sale...        999       33,651
     Repayments of mortgage backed securities held to
      maturity..............................................        765        2,538
     Repayments of mortgage backed securities available for
      sale..................................................     55,443       15,172
     Purchase of mortgage backed securities available for
      sale..................................................    (65,495)     (64,266)
     Net increase in other equities (including FHLB
      stock)................................................         --          (84)
     Net (increase) decrease in other investments...........         33         (167)
     Net increase in loans..................................    (35,388)     (87,772)
     (Increase) decrease in net assets of companies held for
      disposal..............................................     (4,508)         850
     Proceeds from sale of foreclosed properties............        890          304
     Capital expenditures...................................     (1,273)        (677)
                                                              ---------    ---------
       Net cash used in investing activities................    (71,662)    (168,576)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in deposits...................................     63,486      284,190
     Repayments of long-term borrowings.....................         --          (67)
     Proceeds from issuance of common stock.................         --        6,271
     Proceeds from stock options exercised..................         20           --
     Net decrease in short-term borrowings..................   (135,686)    (122,246)
                                                              ---------    ---------
       Net cash provided by (used in) financing
        activities..........................................    (72,180)     168,148
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........    (20,714)       3,060
Cash and cash equivalents, beginning of period..............     98,396       59,000
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  77,682    $  62,060
                                                              =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
     Interest...............................................  $  25,295    $  24,662
     Income taxes...........................................         74           61
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
     Transfer of loans to foreclosed properties.............      2,958          398

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s ("CIB Marine") 2002 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine's financial condition, results of operations, and cash flows as of and for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. CIB Marine adopted FIN 45 on January 1, 2003. Adoption of FIN 45 did not have a material impact on CIB Marine's financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The accounting provisions for existing unconsolidated entities of FIN 46 must be adopted July 1, 2003. Certain entities in which CIB Marine has an interest are being evaluated, however adoption of FIN 46 is not expected to materially affect the consolidated results of operations or financial position.

     Reclassifications have been made to certain amounts as of and for the three-month period ended March 31, 2002 to be consistent with classifications for 2003.

NOTE 2 -- SECURITIES

     The amortized cost, gross unrealized gains and losses, and approximate fair values of securities are as follows:

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES      VALUE
                                                     ---------   ----------   ----------    -----
                                                                 (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
MARCH 31, 2003
U.S. Treasuries and agencies.......................  $189,540      $1,630        $ 22      $191,148
Obligations of states and political subdivisions...     8,744          54           8         8,790
Other notes and bonds..............................       600          --          --           600
Commercial paper...................................     8,200           2          --         8,202
Mortgage backed securities.........................   255,626       2,408         335       257,699
Federal Home Loan Bank stock.......................    10,639          --          --        10,639
                                                     --------      ------        ----      --------
                                                     $473,349      $4,094        $365      $477,078
                                                     ========      ======        ====      ========
DECEMBER 31, 2002
U.S. Treasuries and agencies.......................  $150,710      $1,457        $ --      $152,167
Obligations of states and political subdivisions...     6,478          55           7         6,526
Other notes and bonds..............................       600          --          --           600
Commercial paper...................................     8,300           4          --         8,304
Mortgage backed securities.........................   262,674       3,320         114       265,880
Federal Home Loan Bank stock.......................    10,394          --          --        10,394
                                                     --------      ------        ----      --------
                                                     $439,156      $4,836        $121      $443,871
                                                     ========      ======        ====      ========
SECURITIES HELD TO MATURITY
MARCH 31, 2003
U.S. Treasuries and agencies.......................  $    500      $   11        $ --      $    511
Obligations of states and political subdivisions...    57,038       2,753          17        59,774
Other notes and bonds..............................       450          --          --           450
Mortgage backed securities.........................     8,327         323          --         8,650
                                                     --------      ------        ----      --------
                                                     $ 66,315      $3,087        $ 17      $ 69,385
                                                     ========      ======        ====      ========
DECEMBER 31, 2002
U.S. Treasuries and agencies.......................  $  4,499      $   24        $ --      $  4,523
Obligations of states and political subdivisions...    56,107       2,310          18        58,399
Other notes and bonds..............................       450          --          --           450
Mortgage backed securities.........................     9,076         425          --         9,501
                                                     --------      ------        ----      --------
                                                     $ 70,132      $2,759        $ 18      $ 72,873
                                                     ========      ======        ====      ========

NOTE 3 -- LOANS

     The components of loans are as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ---------    ------------
                                                               (DOLLARS IN THOUSANDS)
Commercial..................................................  $  756,773    $  803,929
Factored receivables........................................       6,177         6,779
Commercial real estate......................................   1,345,175     1,332,455
Commercial real estate construction.........................     582,064       513,804
Residential real estate.....................................      35,779        37,628
Home equity loans...........................................      14,406        14,526
Consumer loans..............................................       6,102         5,895
                                                              ----------    ----------
  Gross loans...............................................   2,746,476     2,715,016
Deferred loan fees..........................................      (7,262)       (7,478)
Allowance for loan losses...................................     (57,127)      (52,369)
                                                              ----------    ----------
  Loans, net................................................  $2,682,087    $2,655,169
                                                              ==========    ==========

     Certain directors and principal officers of CIB Marine and its subsidiaries and companies with which they are affiliated, are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. Such loans totaled $55.3 million and $51.2 million at March 31, 2003 and December 31, 2002, respectively.

NOTE 4 -- GOODWILL AND OTHER INTANGIBLE ASSETS

     CIB Marine's intangible asset values are as follows:

                                                                          MARCH 31, 2003
                                                             ----------------------------------------
                                                              GROSS
                                                             CARRYING   ACCUMULATED
                                                              AMOUNT    AMORTIZATION   NET INTANGIBLE
                                                             --------   ------------   --------------
                                                                      (DOLLARS IN THOUSANDS)
Amortizing intangible assets:
  Core deposits............................................   $3,959       $2,698         $ 1,261
  Customer base of factoring business......................      390           84             306
  Mortgage servicing rights................................       19           13               6
                                                              ------       ------         -------
Total amortizing intangible assets.........................   $4,368       $2,795           1,573
                                                              ======       ======
Nonamortizing goodwill.....................................                                13,122
                                                                                          -------
Total intangible assets, net...............................                               $14,695
                                                                                          =======

NOTE 5 -- COMPANIES HELD FOR DISPOSAL

     CIB Marine has acquired two companies through loan collection activities that are classified as held for disposal. The gross assets and liabilities of these companies are separately reported on the Consolidated Balance Sheet. Intercompany loan and cash balances and interest income and expense between the two companies and CIB Marine have been eliminated from the totals shown on the Consolidated Financial Statements. The financial statements of these companies shown below include all adjustments necessary to reflect the fair values of the assets and liabilities at date of acquisition.

     CANRON CORPORATION

     CIB Marine acquired Canron, a steel fabrication and erection company, in October 2002 from the Borrower pursuant to a Settlement Order entered in the Bankruptcy Court. CIB Marine is exploring various exit strategies relative to Canron, all of which CIB Marine management has authority to do, including the immediate sale of the company in its current condition, the stabilization of operations and subsequent sale, or an orderly liquidation.

     At March 31, 2003, CIB Marine also had $30.8 million in loans and interest income of $0.4 million from Canron, all of which are eliminated in the Consolidated Financial Statements of CIB Marine. These loans are collateralized by a first lien on essentially all of the business assets of Canron, including accounts receivable, certain inventories, equipment, and real estate.

     Canron's functional currency is the Canadian dollar. The translation from the Canadian dollar to U.S. dollars for balance sheet accounts is based upon current exchange rates in effect at the balance sheet date and for revenue and expense is based on the weighted average exchange rate during the period. The gain or loss resulting from translation is included in accumulated other comprehensive income. Gains related to translation are considered to be reinvested in Canron therefore no provision for deferred income taxes has been made for the repatriation of such gains.

     The following table summarizes the composition of Canron's balance sheet:

                                                                MARCH 31,    DECEMBER 31,
                                                                  2003           2002
                                                                ---------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit at CIB Marine.............................     $   416       $   327
  Accounts receivable.......................................      30,617        33,610
  Inventories and contracts in progress.....................      10,690         7,629
  Other assets..............................................       4,169         4,195
                                                                 -------       -------
     Current assets.........................................      45,892        45,761
  Deferred tax asset........................................       3,789         3,869
  Property and equipment, net...............................      18,887        18,026
                                                                 -------       -------
       Total assets.........................................     $68,568       $67,656
                                                                 =======       =======
Liabilities and stockholder's equity:
  Current portion of loans payable to CIB Marine............     $ 3,942       $ 3,921
  Other liabilities.........................................      30,747        33,880
                                                                 -------       -------
     Current liabilities....................................      34,689        37,801
  Loans payable to CIB Marine...............................      26,852        22,272
  Subordinated loan payable to unaffiliated bank............       1,814         1,814
                                                                 -------       -------
       Total liabilities....................................      63,355        61,887
  Stockholder's equity......................................       5,213         5,769
                                                                 -------       -------
       Total liabilities and stockholder's equity...........     $68,568       $67,656
                                                                 =======       =======

     Canron's pre-tax loss is included in CIB Marine's Other Income for the quarter ended March 31, 2003. Canron's results of operations for the quarters ended March 31, 2003 and 2002 are as follows:

                                                                   QUARTER ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Contract revenue earned.....................................   $22,184      $40,563
Cost of contract revenue....................................    20,272       35,592
                                                               -------      -------
  Gross profit..............................................     1,912        4,971
Selling, general and administrative expenses................     2,543        4,619
Interest on CIB Marine debt.................................       412          575
Other interest expense......................................        40           36
                                                               -------      -------
Loss before income taxes....................................    (1,083)        (259)
Income tax expense (benefit)................................       103         (131)
                                                               -------      -------
  Net loss..................................................   $(1,186)     $  (128)
                                                               =======      =======

     The following represents supplemental pro forma disclosure required by Statement of Financial Accounting Standards No. 141, Business Combinations, of CIB Marine's consolidated net income and earnings per share as though the business combination had been completed as of January 1, 2002.

                                                                  QUARTER ENDED
                                                                 MARCH 31, 2002
                                                              ---------------------
                                                              (DOLLARS IN THOUSANDS
                                                                EXCEPT PER SHARE)
Net income..................................................         $6,846
Basic earnings per share....................................           0.38
Diluted earnings per share..................................           0.37

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Companies Held for Disposal -- Canron Corporation" for additional information regarding the Borrower and Canron.

     MICR, INC.

     CIB Marine acquired and/or assumed, through MICR, Inc., a wholly owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems in October 2000. This business is classified as a held for sale asset. Pre-tax income was $0.2 and $0.4 million for the quarters ended March 31, 2003 and 2002, respectively. Pre-tax income related to this business is classified as Other Income in the Consolidated Statements of Income. CIB Marine management, which has authority to do so, has developed and implemented a plan to sell this business.

     The following table summarizes the composition of MICR, Inc.'s balance sheet:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Assets:
  Accounts receivable.......................................   $  546        $  430
  Inventory.................................................      973         1,024
  Other current assets......................................      505           502
  Property and equipment, net...............................      451           433
  Goodwill, net.............................................    4,156         4,156
                                                               ------        ------
     Total assets...........................................   $6,631        $6,545
                                                               ======        ======
Liabilities and stockholder's equity:
  Liabilities...............................................   $  501        $  558
  Shareholders' equity......................................    6,130         5,987
                                                               ------        ------
     Total liabilities and stockholder's equity.............   $6,631        $6,545
                                                               ======        ======

NOTE 6 -- OTHER ASSETS

     The following table summarizes the composition of CIB Marine's other assets:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Prepaid expenses............................................   $ 1,566      $ 1,293
Accounts receivable.........................................     1,492          551
Derivatives, at fair value..................................     9,328        8,022
Trust preferred securities underwriting fee, net of
  amortization..............................................     1,541        1,555
Other investments...........................................    10,139        9,999
Income tax receivable.......................................        --        2,877
Deferred tax assets.........................................     8,594        6,688
Other.......................................................     1,649        1,764
                                                               -------      -------
                                                               $34,309      $32,749
                                                               =======      =======

     Other investments include interests in three limited partnerships. The carrying value of these investments was $3.2 million at March 31, 2003 and $3.0 million at December 31, 2002. Equity income recorded on the limited partnerships was $0.3 million for both of the three-month periods ended March 31, 2003 and 2002. There is currently no public market for these investments, and it is unlikely that such a market will develop. These investments were purchased from the Borrower in September 1999 to provide the Borrower with cash to meet its current obligations to CIB Marine and other lenders. In December 2001, CIB Marine purchased shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company, at a public sale from one of its subsidiary banks as a result of a defaulted loan. The common stock was owned by the Borrower and held as collateral for certain loans made to the Borrower. The amount of this investment is carried at the lower of cost or estimated fair market value which was estimated to be $1.6 million at both March 31, 2003 and December 31, 2002. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Companies Held for Disposal -- Canron Corporation" for additional information regarding the Borrower.

     Other investments also include investments in various affordable housing partnerships. The carrying value of these investments, accounted for under the equity method, was $4.1 million at March 31, 2003 and $4.2 million at December 31, 2002. CIB Marine has engaged in these transactions to provide additional qualified investments under the CRA and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine's markets and other locations.

NOTE 7 -- SHORT-TERM BORROWINGS

     The following table presents information regarding short-term borrowed funds:

                                                           MARCH 31, 2003      DECEMBER 31, 2002
                                                           ---------------     -----------------
                                                           BALANCE    RATE      BALANCE    RATE
                                                           -------    ----      -------    ----
                                                                  (DOLLARS IN THOUSANDS)
Federal funds purchased and securities sold under
  repurchase agreements..................................  $209,354   1.40%    $243,187    1.27%
Federal Home Loan Bank notes.............................        --     --      100,500    2.20
Revolving lines of credit................................    33,930   3.07       36,685    3.09
Commercial paper.........................................     4,943   1.80        4,436    2.04
Treasury, tax, and loan notes............................     3,032   0.99        2,137    0.99
                                                           --------   ----     --------    ----
     Total short-term borrowings.........................  $251,259   1.63%    $386,945    1.69%
                                                           ========   ====     ========    ====

NOTE 8 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the Consolidated Balance Sheets as long-term borrowings:

                                      MARCH 31, 2003     DECEMBER 31, 2002
                                      --------------     ------------------   SCHEDULE    CALLABLE @
                                      BALANCE   RATE     BALANCE      RATE    MATURITY    PAR AFTER
                                      -------   ----     -------      ----    --------    ----------
                                             (DOLLARS IN THOUSANDS)
                                      $ 3,500   5.12%    $ 3,500      5.12%    5/01/04         N/A
                                        5,000   5.12       5,000      5.12     5/01/04         N/A
                                        3,250   4.95       3,250      4.95     1/16/08     1/16/01
                                        2,500   4.95       2,500      4.95     1/16/08     1/16/01
                                        2,000   4.95       2,000      4.95     1/16/08     1/16/01
                                        2,000   5.09       2,000      5.09     2/20/08     2/20/01
                                       23,855   7.07      23,810      7.07     6/30/08         N/A
                                      -------   ----     -------      ----
                                       42,105   6.19%     42,060      6.19%
                                                ====                  ====
Interest rate swap..................    5,066              5,081
                                      -------            -------
     Total..........................  $47,171            $47,141
                                      =======            =======

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB Notes. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from 60% on loans held for sale to 90% on certain types of government securities. CIB Marine had collateral of $185.2 million and $316.2 million at March 31, 2003, and December 31, 2002, respectively. As of March 31, 2003, this collateral consisted of securities with a fair market value of $66.7 million and 1-4 family residential mortgages of $118.5 million. The residential mortgages used as collateral consist primarily of loans held for sale.

NOTE 9 -- STOCKHOLDERS' EQUITY

     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. There are five capital categories defined in the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors. To be categorized as well-capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. At March 31, 2003, all of the bank subsidiaries were categorized as well-capitalized under the regulatory framework for prompt corrective action. Classification of a subsidiary bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the Consolidated Financial Statements.

     On January 30, 2003, CIB-Chicago entered into a Memorandum of Understanding (the "Memorandum") with the Illinois Office of Banks and Real Estate (OBRE) and the FDIC (together the "Regulators"). The Memorandum was entered into as a result of deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the OBRE's regular examination of CIB-Chicago, which commenced on September 23, 2002.

     Pursuant to the Memorandum, CIB-Chicago has agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum is in effect, CIB-Chicago has agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the Regulators a plan for the augmentation of the bank's capital accounts. Also, unless prior written consent is received from the Regulators, CIB -- Chicago has agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends.

     The Memorandum is not a formal supervisory action. Failure to comply with the Memorandum can lead to a formal enforcement action which could have a material adverse affect on CIB Marine and its operations. CIB Marine has initiated action plans to correct the deficiencies noted in the examination report.

NOTE 10 -- EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share.

                                                                QUARTER ENDED MARCH 31,
                                                               --------------------------
                                                                  2003           2002
                                                               -----------    -----------
                                                                 (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Net income.................................................    $     4,650    $     6,954
                                                               ===========    ===========
Weighted average shares outstanding:
  Basic....................................................     18,312,809     17,893,397
     Effect of dilutive stock options outstanding..........        365,143        370,411
                                                               -----------    -----------
  Diluted..................................................     18,677,952     18,263,808
                                                               ===========    ===========
Earnings per share:
  Basic....................................................    $      0.25    $      0.39
     Effect of dilutive stock options outstanding..........             --          (0.01)
                                                               -----------    -----------
  Diluted..................................................    $      0.25    $      0.38
                                                               ===========    ===========

NOTE 11 -- STOCK OPTION PLANS

     The following is a reconciliation of stock option activity for the three months ended March 31, 2003.

                                                                                                 WEIGHTED
                                                                          RANGE OF OPTION        AVERAGE
                                                      NUMBER OF SHARES    PRICES PER SHARE    EXERCISE PRICE
                                                      ----------------    ----------------    --------------
Shares under option December 31, 2002.............       1,533,251          $4.95-$25.08          $16.27
  Granted.........................................              --                    --              --
  Lapsed or surrendered...........................              --                    --              --
  Exercised.......................................          (1,500)                13.07           13.07
                                                         ---------          ------------          ------
Shares under option March 31, 2003................       1,531,751          $4.95-$25.08          $16.27
                                                         =========          ============          ======
Shares exercisable at March 31, 2003..............         971,656          $4.95-$23.66          $14.08

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

     Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine's pro forma net income and earnings per share would have been as follows:

                                                                       QUARTER ENDED MARCH 31,
                                                                       -----------------------
                                                                        2003            2002
                                                                       -------         -------
                                                                       (DOLLARS IN THOUSANDS,
                                                                       EXCEPT PER SHARE DATA)
Net income                  As reported..............................  $4,650          $6,954
                            Assumed compensation cost, net of tax....    (326)           (333)
                                                                       -------         -------
                            Pro forma................................  $4,324          $6,621
                                                                       =======         =======
Basic earnings per share    As reported..............................  $ 0.25          $ 0.39
                            Pro forma................................    0.24            0.37
Diluted earnings per share  As reported..............................    0.25            0.38
                            Pro forma................................    0.23            0.36

     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 5.04% for 2002. The per share weighted average fair value of stock options granted during the three months ended March 31, 2002 was $9.94 on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

NOTE 12 -- BUSINESS SEGMENTS

     CIB Marine has determined that its two reportable business segments are General Banking and Mortgage Banking. General Banking consists of making loans, accepting deposits, and providing other traditional banking services to CIB Marine's commercial and retail customers. These products and services are provided primarily by CIB Marine's subsidiary banks through its branch network. Mortgage Banking primarily includes the operations of our mortgage banking subsidiary, Mortgage Services, Inc. Mortgage Services originates and purchases residential mortgages through a network of brokers, correspondent banks, and CIB Marine's banking facilities. The majority of these loans are sold into the secondary market.

     Management reviews the operating performance of these segments using primarily legal entity based financial reports. Management support services are provided to the business segments by the holding company and an information services subsidiary. The remaining unrecovered expenses of the holding company are shown as corporate overhead in the business segment table below.

                                                      AT OR FOR THE QUARTER ENDED MARCH 31, 2003
                                          -------------------------------------------------------------------
                                           GENERAL      MORTGAGE    CORPORATE    INTERCOMPANY
                                           BANKING      BANKING     OVERHEAD     ELIMINATIONS    CONSOLIDATED
                                           -------      --------    ---------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
Net interest income...................    $   29,456    $    842     $(1,513)     $    (191)      $   28,594
Provision for loan losses.............         8,694          --          28             --            8,722
                                          ----------    --------     -------      ---------       ----------
Net interest income after provision
  for loan losses.....................        20,762         842      (1,541)          (191)          19,872
Noninterest income....................         1,495       6,635       5,081         (4,707)           8,504
Noninterest expense...................        15,187       4,913       6,258         (4,898)          21,460
                                          ----------    --------     -------      ---------       ----------
Income before income taxes............         7,070       2,564      (2,718)            --            6,916
Income tax expense (benefit)..........         2,312         967      (1,013)            --            2,266
                                          ----------    --------     -------      ---------       ----------
     Net income.......................    $    4,758    $  1,597     $(1,705)     $      --       $    4,650
                                          ==========    ========     =======      =========       ==========
Identifiable assets...................    $3,581,725    $122,518     $25,858      $(135,779)      $3,594,322

                                                       AT OR FOR THE QUARTER ENDED MARCH 31, 2002
                                           -------------------------------------------------------------------
                                            GENERAL      MORTGAGE    CORPORATE    INTERCOMPANY
                                            BANKING      BANKING     OVERHEAD     ELIMINATIONS    CONSOLIDATED
                                            -------      --------    ---------    ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Net interest income....................    $   25,769    $   193      $(1,183)      $     16       $   24,795
Provision for loan losses..............         3,981         --           --             --            3,981
                                           ----------    -------      -------       --------       ----------
Net interest income after provision for
  loan losses..........................        21,788        193       (1,183)            16           20,814
Noninterest income.....................         3,890      1,502        4,164         (4,326)           5,230
Noninterest expense....................        12,729      1,729        5,135         (4,310)          15,283
                                           ----------    -------      -------       --------       ----------
Income before income taxes.............        12,949        (34)      (2,154)            --           10,761
Income tax expense (benefit)...........         4,474        (19)        (648)            --            3,807
                                           ----------    -------      -------       --------       ----------
     Net income........................    $    8,475    $   (15)     $(1,506)      $     --       $    6,954
                                           ==========    =======      =======       ========       ==========
Identifiable assets....................    $3,156,811    $30,820      $25,093       $(89,483)      $3,123,241

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents CIB Marine's consolidated financial condition as of March 31, 2003 and results of operations for the three months ended March 31, 2003. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I,
Item 1 of this report, as well as CIB Marine's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

RESULTS OF OPERATIONS

     OVERVIEW

     CIB Marine's net income decreased $2.3 million, or 33.1%, from $7.0 million in the first quarter of 2002 to $4.7 million in the first quarter of 2003. The decrease in net income was primarily the result of a $4.7 million increase in the provision for loan losses. The increase in the provision for loan losses was due primarily to an increase in loan charge-offs, nonperforming loans, loans 90 days or more past due and still accruing, and certain risks associated with the growth in the loan portfolio. Additional information about nonperforming loans is discussed in "Loans-Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest." Other factors affecting the change in net income between the periods were increases in net interest income of $3.8 million and noninterest income of $3.3 million, partially offset by an increase in operating expenses of $6.2 million.

     Diluted earnings per share decreased $0.13, or 34.2%, from $0.38 for the first quarter of 2002 to $0.25 for the first quarter of 2003. The return on average assets was 0.53% in the first quarter of 2003, as compared to 0.93% in the first quarter of 2002. The return on average equity was 7.07% in the first quarter of 2003, as compared to 11.66% in the first quarter of 2002.

     As described in Note 12 to the Consolidated Financial Statements, CIB Marine's reportable business segments are General Banking and Mortgage Banking. CIB Marine's profitability is primarily dependent on the net interest revenue, noninterest income, noninterest expense, and the provision for loan losses of its General Banking segment. The consolidated discussion included herein is therefore predominantly describing the General Banking segment. For a discussion of the Mortgage Banking segment, refer to specific discussions of mortgage banking related revenue and expense contained within "Noninterest Income" and "Noninterest Expense."

     The following table sets forth the percentage change in the average balance sheet or income statement items represented from the quarter ended March 31, 2002 to the quarter ended March 31, 2003.

                                                                  QUARTER ENDED
                                                                  MARCH 31, 2003
                                                                VS. MARCH 31, 2002
                                                                ------------------
SELECTED AVERAGE BALANCE SHEET ITEMS
Total loans.................................................           12.24%
Total interest-earning assets...............................           15.29
Total assets................................................           17.95
Total deposits..............................................           19.67
Total interest-bearing liabilities..........................           16.42
SELECTED INCOME STATEMENT ITEMS
Net interest income(TE).....................................           15.24%
Provision for loan losses...................................          119.09
Noninterest income..........................................           62.60
Noninterest expense.........................................           40.42
Net income..................................................          (33.13)
Diluted earnings per share..................................          (34.21)

-------------------------
(TE) Tax-equivalent basis at 35%

     CIB Marine's asset growth has been largely attributable to the implementation of its business strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel, and expanding in both new and existing markets. CIB Marine had 51 banking facilities and 872 full-time equivalent employees at

March 31, 2003, as compared to 51 banking facilities and 740 full-time equivalent employees at March 31, 2002. CIB Marine opened four new branches in April 2003, three located in Florida and one in the Chicago metropolitan area.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                AT OR FOR THE QUARTER ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  2003               2002
                                                              -------------      -------------
                                                                   (DOLLARS IN THOUSANDS,
                                                              EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
  Interest and dividend income............................     $    51,691        $    48,414
  Interest expense........................................          23,097             23,619
                                                               -----------        -----------
  Net interest income.....................................          28,594             24,795
  Provision for loan losses...............................           8,722              3,981
                                                               -----------        -----------
     Net interest income after provision for loan
       losses.............................................          19,872             20,814
  Noninterest income(1)...................................           8,504              5,230
  Noninterest expense.....................................          21,460             15,283
                                                               -----------        -----------
  Income before income taxes..............................           6,916             10,761
     Income tax expense...................................           2,266              3,807
                                                               -----------        -----------
       Net income.........................................     $     4,650        $     6,954
                                                               ===========        ===========
COMMON SHARE DATA
  Basic earnings per share................................     $      0.25        $      0.39
  Diluted earnings per share..............................            0.25               0.38
  Dividends...............................................              --                 --
  Book value per share....................................           14.55              13.71
  Weighted average shares outstanding-basic...............      18,312,809         17,893,397
  Weighted average shares outstanding- diluted............      18,677,952         18,263,808
FINANCIAL CONDITION DATA
  Total assets............................................     $ 3,594,322        $ 3,123,241
  Loans...................................................       2,739,214          2,478,668
  Securities..............................................         543,393            497,853
  Deposits................................................       2,911,754          2,554,423
  Borrowings, including guaranteed trust preferred
     securities...........................................         358,430            299,229
  Stockholders' equity....................................         266,395            248,827
FINANCIAL RATIOS AND OTHER DATA
  Performance ratios:
     Net interest margin(2)...............................            3.44%              3.44%
     Net interest spread(3)...............................            3.11               3.02
     Noninterest income to average assets(4)..............            0.96               0.55
     Noninterest expense to average assets................            2.43               2.04
     Efficiency ratio(5)..................................           57.10              52.06
     Return on average assets(6)..........................            0.53               0.93
     Return on average equity(7)..........................            7.07              11.66

                                                                AT OR FOR THE QUARTER ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  2003               2002
                                                              -------------      -------------
                                                                   (DOLLARS IN THOUSANDS,
                                                              EXCEPT SHARE AND PER SHARE DATA)
  Asset quality ratios:
     Nonaccrual loans, restructured and 90 days or more
       past due and still accruing loans to loans.........            2.87%              1.68%
     Nonperforming assets and 90 days or more past due and
       still accruing loans to total assets...............            2.35               1.44
     Allowance for loan losses to loans...................            2.09               1.51
     Allowance for loan losses to nonaccrual, restructured
       and 90 days or more past due and still accruing
       loans..............................................           72.68              89.92
     Net charge-offs annualized to average loans..........            0.58               0.12
  Capital ratios:
     Total equity to total assets.........................            7.41%              7.97%
     Total risk-based capital ratio.......................           10.75              10.82
     Tier 1 risk-based capital ratio......................            9.49               9.57
     Leverage capital ratio...............................            8.70               9.13
  Other data:
     Number of employees (full-time equivalent)(8)........             872                740
     Number of banking facilities.........................              51                 51

-------------------------
(1) Noninterest income includes pre-tax gains on investment securities of $1.1 million for the quarter ended March 31, 2002.

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

(8) Does not include employees of companies held for disposal of 958 in 2003 and 42 in 2002.

     NET INTEREST INCOME

     The following tables set forth information regarding average balances, interest income and interest expense, and the average rates earned or paid for each of CIB Marine's major asset, liability and stockholders' equity categories as applicable. The tables express interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings provided by these assets. The tax-equivalent adjustment was based on CIB Marine's effective federal income tax rate of 35%.

                                                                       QUARTER ENDED MARCH 31,
                                          ----------------------------------------------------------------------------------
                                                           2003                                       2002
                                          ---------------------------------------    ---------------------------------------
                                           AVERAGE       INTEREST       AVERAGE       AVERAGE       INTEREST       AVERAGE
                                           BALANCE      EARNED/PAID    YIELD/COST     BALANCE      EARNED/PAID    YIELD/COST
                                           -------      -----------    ----------     -------      -----------    ----------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS(TE)
Securities:
  Taxable.............................    $  451,969      $ 3,636         3.22%      $  398,591      $ 5,175         5.19%
  Tax-exempt..........................        61,064          891         5.83           57,772        1,002         6.94
                                          ----------      -------         ----       ----------      -------        -----
  Total securities....................       513,033        4,527         3.53          456,363        6,177         5.41
Loans(1)(2):
  Commercial..........................       786,247       12,476         6.44          832,412       13,353         6.51
  Commercial real estate..............     1,905,484       32,340         6.88        1,552,141       27,742         7.25
  Consumer............................        57,142          914         6.49           64,614          996         6.25
                                          ----------      -------         ----       ----------      -------        -----
    Total loans.......................     2,748,873       45,730         6.75        2,449,167       42,091         6.97
  Federal funds sold..................        29,210          130         1.80           41,350          191         1.87
  Loans held for sale.................       131,942        1,787         5.49           22,107          392         7.19
                                          ----------      -------         ----       ----------      -------        -----
    Total interest-earning
      assets(TE)......................     3,423,058       52,174         6.17        2,968,987       48,851         6.66
                                                          -------         ----                       -------        -----
NONINTEREST-EARNING ASSETS
Cash and due from banks...............        47,630                                     28,820
Premises and equipment................        28,254                                     27,825
Allowance for loan losses.............       (55,064)                                   (35,973)
Accrued interest receivable and other
  assets..............................       139,311                                     48,128
                                          ----------                                 ----------
  Total noninterest-earning assets....       160,131                                     68,800
                                          ----------                                 ----------
  Total assets........................    $3,583,189                                 $3,037,787
                                          ==========                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits....    $   62,913      $   161         1.04%      $   57,956      $   146         1.02%
  Money market........................       389,701        1,764         1.84          244,859        1,094         1.81
  Other savings deposits..............       215,696        1,088         2.05           62,008          292         1.91
  Time deposits(5)....................     2,015,852       17,332         3.49        1,892,376       19,121         4.10
                                          ----------      -------         ----       ----------      -------        -----
    Total interest-bearing deposits...     2,684,162       20,345         3.07        2,257,199       20,653         3.71
Borrowings -- short-term..............       271,601        1,138         1.70          284,413        1,511         2.15
Borrowings -- long-term(5)............        47,078          294         2.53           49,283          393         3.23
Guaranteed trust preferred
  securities..........................        60,000        1,320         8.80           40,000        1,062        10.62
                                          ----------      -------         ----       ----------      -------        -----
  Total borrowed funds................       378,679        2,752         2.93          373,696        2,966         3.20
  Total interest-bearing
    liabilities.......................     3,062,841       23,097         3.06        2,630,895       23,619         3.64
                                                          -------         ----                       -------        -----
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits...       194,155                                    148,094
Accrued interest and other
  liabilities.........................        59,612                                     16,875
                                          ----------                                 ----------
    Total noninterest-bearing
      liabilities.....................       253,767                                    164,969
                                          ----------                                 ----------
Stockholders' equity..................       266,581                                    241,923
                                          ----------                                 ----------
  Total liabilities and stockholders'
    equity............................    $3,583,189                                 $3,037,787
                                          ==========                                 ==========
NET INTEREST INCOME(TE) AND NET
  INTEREST SPREAD(3)..................                    $29,077         3.11%                      $25,232         3.02%
                                                          =======         ====                       =======        =====
NET INTEREST MARGIN(TE)(4)............                                    3.44%                                      3.44%
                                                                          ====                                      =====

-------------------------

(TE) Tax-equivalent basis of 35%

(1) Loan balance totals include nonaccrual loans.

(2) Interest earned on loans include amortized loan fees of $2.7 million and $2.4 million for the quarters ended March 31, 2003 and 2002, respectively.

(3) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4) Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

(5) Interest rates and amounts include the effects of derivatives entered into for interest rate risk management.

     Net interest income on a tax-equivalent basis increased $3.8 million, or 15.2%, from $25.2 million for the first quarter of 2002 to $29.1 million for the first quarter of 2003. The increase in net interest income was primarily volume related as CIB Marine's average interest-earning assets grew by $454.1 million, or 15.3%, from the first quarter of 2002 to the first quarter of 2003. The principal source of this growth occurred in CIB

Marine's commercial real estate loans and loans held for sale. Asset growth was primarily funded by increases in deposit liabilities.

     CIB Marine's interest rate spread increased nine basis points from 3.02% for the quarter ended March 31, 2002, to 3.11% for the quarter ended March 31, 2003, as a result of funding costs decreasing more rapidly than earning asset yields in the declining interest rate environment. CIB Marine's net interest margin remained unchanged at 3.44% during the periods. While interest rate spreads improved during the first quarter, the contribution to net interest margin attributable to interest-free funds supporting earning assets was an offsetting factor. The higher interest rate environment of last year created a higher value on these interest-free funds.

     Total interest income, on a tax-equivalent basis, increased $3.3 million, or 6.8%, from $48.9 million in the first quarter of 2002 to $52.2 million in the first quarter of 2003. The increase was primarily the result of a 15.3% increase in average interest-earning assets partially offset by a 49 basis point decrease in the yield on interest-earning assets. Interest income on loans increased by 8.6% due to higher average loan balances partially offset by a 22 basis point decline in the loan yield. Interest income on securities declined 26.7% due to lower yields partially offset by higher average investment balances. Interest income on loans held for sale increased 355.9% due primarily to higher average balances.

     Total interest expense decreased $0.5 million, or 2.2%, from $23.6 million in the first quarter of 2002 to $23.1 million in the first quarter of 2003. This reduction was primarily the result of a 58 basis point decline in the rate paid on total interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities. Interest expense on deposits decreased 1.5% due to lower interest rates paid offset by an increase in average deposit balances. Interest expense on borrowed funds declined 7.2% primarily as a result of a reduction in the rate paid on borrowed funds partially offset by an increase in the average balances of borrowed funds.

     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                                             QUARTER ENDED MARCH 31, 2003 COMPARED TO
                                                                 QUARTER ENDED MARCH 31, 2002 (1)
                                                             ----------------------------------------
                                                             VOLUME     RATE       TOTAL     % CHANGE
                                                             ------     ----       -----     --------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST INCOME(TE)
Securities -- taxable....................................    $  624    $(2,163)   $(1,539)    (29.74)%
Securities -- tax-exempt.................................        55       (166)      (111)    (11.12)
                                                             ------    -------    -------     ------
     Total securities....................................       679     (2,329)    (1,650)    (26.72)
Commercial...............................................      (734)      (143)      (877)     (6.57)
Commercial real estate...................................     6,054     (1,456)     4,598      16.58
Consumer.................................................      (119)        37        (82)     (8.23)
                                                             ------    -------    -------     ------
     Total loans (including fees)........................     5,201     (1,562)     3,639       8.65
Federal funds sold.......................................       (54)        (7)       (61)    (31.94)
Loans held for sale......................................     1,509       (114)     1,395     355.87
                                                             ------    -------    -------     ------
     Total interest income(TE)...........................     7,335     (4,012)     3,323       6.80
                                                             ------    -------    -------     ------

                                                             QUARTER ENDED MARCH 31, 2003 COMPARED TO
                                                                 QUARTER ENDED MARCH 31, 2002 (1)
                                                             ----------------------------------------
                                                             VOLUME     RATE       TOTAL     % CHANGE
                                                             ------     ----       -----     --------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST EXPENSE
Interest-bearing demand deposits.........................        13          2         15      10.27
Money market.............................................       656         14        670      61.24
Other savings deposits...................................       774         22        796     272.60
Time deposits............................................     1,191     (2,980)    (1,789)     (9.36)
                                                             ------    -------    -------     ------
     Total deposits......................................     2,634     (2,942)      (308)     (1.49)
Borrowings -- short-term.................................       (65)      (308)      (373)    (24.69)
Borrowings -- long-term..................................       (17)       (82)       (99)    (25.19)
Guaranteed trust preferred securities....................       463       (205)       258      24.29
                                                             ------    -------    -------     ------
     Total borrowed funds................................       381       (595)      (214)     (7.22)
                                                             ------    -------    -------     ------
     Total Interest Expense..............................     3,015     (3,537)      (522)     (2.21)
                                                             ------    -------    -------     ------
     NET INTEREST INCOME(TE).............................    $4,320    $  (475)   $ 3,845      15.24%
                                                             ======    =======    =======     ======

-------------------------

(TE) Tax-equivalent basis of 35%.

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses represents charges made to earnings in order to maintain an allowance for loan losses. The provision for loan losses was $8.7 million in the first quarter of 2003, as compared to $4.0 million in the same period of 2002. The increase in the provision was the result of increases in net charge-offs, nonperforming loans, loans 90 days or more past due and still accruing, the credit risk associated with certain borrowing relationships and industry concentrations, and certain risks associated with the growth of the loan portfolio. See, "Allowance for Loan Losses and Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest" for more information.

     NONINTEREST INCOME

     The following table presents the significant components of noninterest income:

                                                                QUARTER ENDED MARCH 31,
                                                                -----------------------
                                                                 2003            2002
                                                                -------         -------
                                                                (DOLLARS IN THOUSANDS)
Loan fees...................................................    $  871          $1,226
Mortgage banking revenue....................................     6,621           1,559
Deposit service charges.....................................       933             769
Other service fees..........................................        93              77
Loss on sale of assets......................................       (72)            (24)
Income (loss) attributable to companies held for disposal...      (250)            404
Other income................................................       308             115
Gain on investment securities, net..........................        --           1,104
                                                                ------          ------
                                                                $8,504          $5,230
                                                                ======          ======

     Noninterest income increased $3.3 million, or 62.6% from $5.2 million in the first quarter of 2002 to $8.5 million in the first quarter 2003. This increase was primarily due to increased mortgage banking revenue, partially offset by lower security gains and reduced income on companies held for disposal.

     Mortgage banking revenue increased $5.1 million, or 324.7%, from $1.6 million in the first quarter of 2002 to $6.6 million in the first quarter of 2003. This increase was due to both the favorable mortgage-lending environment resulting from low mortgage rates and the acquisition of the business of a mortgage banking company in December of 2002. Revenue produced from this acquired business contributed approximately 25% of the revenue growth between the two periods.

     Loan fees declined $0.4 million, or 29.0%, from $1.2 million in the first quarter of 2002 to $0.9 million in the first quarter of 2003. A one-time loan syndication fee received in the first quarter of 2002 was the primary reason for the decline in loan fees between the two periods.

     Deposit service charges increased $0.2 million, or 21.3%, from $0.7 million in the first quarter of 2002 to $0.9 million in the first quarter of 2003. Increased demand deposit accounts were the primary factor.

     Income from companies held for disposal includes CIB Marine's equity portion of these companies' pre-tax income or loss. See Note 5 to the Consolidated Financial Statements for a discussion of these companies. The loss in 2003 is attributable to the pre-tax loss of Canron, which was acquired in the fourth quarter of 2002, and a lower level of pre-tax earnings of MICR.

     NONINTEREST EXPENSE

     The following table presents the significant components of noninterest expense:

                                                                   QUARTER ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Compensation and employee benefits..........................   $12,973      $ 9,822
Equipment...................................................     1,288        1,175
Occupancy and premises......................................     1,278        1,057
Professional services.......................................       704          431
Advertising/marketing.......................................       271          403
Amortization of intangibles.................................       127          123
Telephone & data communications.............................       566          486
Mortgage banking expense....................................     1,623          280
Loan collection expense.....................................       592           31
Provision for off-balance sheet losses......................       500           --
Other expense...............................................     1,538        1,475
                                                               -------      -------
     Total noninterest expense..............................   $21,460      $15,283
                                                               =======      =======

     Total noninterest expense increased $6.2 million, or 40.4%, from $15.3 million in the first quarter of 2002 to $21.5 million in the first quarter of 2003. The increase was primarily the result of growth, including increased mortgage banking activities.

     Compensation and employee benefits expense is the largest component of noninterest expense and represented 60.5% of total noninterest expense for the first quarter of 2003 compared to 64.3% for the first quarter of 2002. Compensation and employee benefits expense increased $3.2 million, or 32.1%, from $9.8 million in the first quarter of 2002, to $13.0 million in the first quarter of 2003. Approximately one half of the increase was due to the expanded operations and volumes associated with CIB Marine's mortgage banking activities. Additional factors were increased staffing to accommodate growth, hiring of additional management and technical personnel, and increased salary levels of existing personnel. The total number of full-time equivalent employees increased 17.8% from 740 at March 31, 2002 to 872 at March 31, 2003.

     Equipment expense increased $0.1 million, or 9.6%, from $1.2 million in the first quarter of 2002 to $1.3 million in the first quarter of 2003. The increase was primarily due to higher computer software related costs incurred in support of operational efficiencies.

     Occupancy and premises expense increased $0.2 million, or 20.9%, from $1.1 million in the first quarter of 2002 to $1.3 million in the first quarter of 2003. Increased rental costs, maintenance, and utilities were contributing factors.

     Professional services increased $0.3 million, or 63.3%, from $0.4 million in the first quarter of 2002 to $0.7 million in the first quarter of 2003. Higher accounting, tax and audit fees arising from the acquisition of Canron was the primary factor.

     Mortgage banking expense increased $1.3 million, from $0.3 million in the first quarter of 2002 to $1.6 million in the first quarter of 2003. These expenses, which include such costs as appraisals, investor fees, and other closing costs, are volume related and reflect the increased volume of loans sold.

     Loan collection expense increased $0.6 million primarily due to the level of nonperforming assets. An additional provision for off-balance sheet losses of $0.5 million was recorded in the first quarter of 2003 related to a $7.5 million collateralized stand-by letter of credit to a company which has ceased operations. The stand-by letter of credit was unfunded at March 31, 2003. The total reserve for this letter of credit at March 31, 2003 was $1.5 million.

     The efficiency ratio was 57.10% for the first quarter of 2003, compared to 52.06% for the first quarter 2002. Total noninterest expense as a percentage of average assets was 2.43% for the first quarter of 2003 and 2.04% for the first quarter of 2002.

     INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates for the first quarter of 2003 and 2002 were 32.8% and 35.4%, respectively. The decrease in the effective tax rates was primarily due to lower income before taxes, the increase in the percentage of tax-exempt municipal interest as compared to pre-tax income, low income housing tax credits, and the implementation of certain tax planning strategies relative to state income taxes.

FINANCIAL CONDITION

     OVERVIEW

     CIB Marine's total assets decreased $71.2 million, or 1.9%, from $3.7 billion at December 31, 2002 to $3.6 billion at March 31, 2003. The reduction in total assets was primarily due to a $112.0 million reduction in loans held for sale partially offset by increased securities and loans. Deposits increased by $63.4 million, or 2.2%, while short-term borrowings were reduced by $135.7 million.

     LOANS HELD FOR SALE

     Loans held for sale, which are comprised primarily of residential first mortgage loans, decreased $112.0 million, from $228.1 million at December 31, 2002 to $116.2 million at March 31, 2003. The year-end balance was unusually high due to increases in the volume of loans originated and purchased for resale and an increase in the number of days CIB Marine held the loans prior to being funded by the purchasing investor. The increase in funding time was primarily the result of the increase in the volume of loans being processed and purchased by secondary market investors. CIB Marine originated $120.1 million, purchased $476.3 million, and sold $707.3 million of loans held for sale during the first quarter of 2003 as compared to originations, purchases, and sales of $50.4 million, $143.7 million, and $199.1 million, respectively during the first quarter of 2002. The mortgage banking company acquired in the fourth quarter of 2002 accounted for $109.4 million, or 18.3%, of total mortgage originations and purchases during the first quarter of 2003.

     SECURITIES

     Total securities at March 31, 2003, were $543.4 million, an increase of $29.4 million, or 5.7%, compared to $514.0 million at December 31, 2002. The ratio of total securities to total assets was 15.1% at March 31,

2003, as compared to 14.0% at December 31, 2002. The increase in the securities portfolio was due primarily to CIB Marine's strategy to maintain an appropriate level of liquid assets to total assets.

     As of March 31, 2003, $477.1 million, or 87.8%, of the securities portfolio was classified as available for sale and $66.3 million, or 12.2%, of the portfolio was classified as held to maturity. At December 31, 2002, 86.4% was classified as available for sale and 13.6% was classified as held to maturity. The increase in the percentage of securities classified as available for sale reflects CIB Marine's decision to make a larger percentage of the securities portfolio available to meet its liquidity needs, if necessary, and to provide the opportunity to react to changes in market interest rates and changes in the spread relationship between alternative investments.

     At March 31, 2003, the net unrealized gain on the available for sale securities was $3.7 million, compared to $4.7 million at December 31, 2002.

     LOANS

     Loans, net of the allowance for loan losses, were $2.7 billion at March 31, 2003, an increase of $26.9 million, or 1.0%, from December 31, 2002, and represented 74.6% of CIB Marine's total assets at March 31, 2003, and 72.4% at December 31, 2002. Most of the increase was in commercial real estate and construction loans, which in the aggregate represented 70.2% of gross loans at March 31, 2003 and 68.0% at December 31, 2002.

     CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the stockholders' equity of CIB Marine. At March 31, 2003, CIB Marine had four secured borrowing relationships that exceeded 25% of stockholders' equity. These relationships include:

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of March 31, 2003, was $120.6 million, or 45.3%, of CIB Marine's stockholders' equity and 4.4% of total loans. The aggregate principal amount actually drawn and outstanding was $117.1 million at March 31, 2003. The majority of these loans are in the nursing/convalescent home industry. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets including stock in a community bank. At March 31, 2003, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of March 31, 2003, was $115.4 million, or 43.3%, of CIB Marine's stockholders' equity and 4.2% of total loans. The aggregate principal amount actually drawn and outstanding was $92.9 million at March 31, 2003. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. At March 31, 2003, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of March 31, 2003, was $82.9 million, or 31.1%, of CIB Marine's stockholders' equity and 3.0% of total loans. The aggregate principal amount actually drawn and outstanding was $75.6 million at March 31, 2003. The majority of these loans are in the commercial real estate development and the nursing/convalescent home industries. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets. At March 31, 2003, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of March 31, 2003, was $72.3 million, or 27.1%, of CIB Marine's stockholders' equity and 2.6% of total loans. The aggregate principal amount actually drawn and outstanding was $56.3 million at March 31, 2003. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. In January 2002, a commercial real estate loan to a related interest of this borrower with a March 31, 2003 outstanding balance of $3.0 million was classified as restructured and is currently 89 days past due. CIB Marine does not believe that there will be any loss with respect to this restructured loan. At March 31, 2003, all of the loans to this borrower and its related interests were current with the exception of the previously mentioned restructured loan.

     Approximately $27.5 million of the above described outstanding loan commitments are counted in more than one of the described relationships.

     At March 31, 2003, CIB Marine also had credit relationships within five industries or industry groups that exceeded 25% of its stockholders' equity. The total outstanding balance to commercial real estate developers, investors and contractors was approximately $506.0 million, or 18.5%, of total loans and 189.9% of stockholders' equity. The total outstanding balance to residential real estate developers, investors and contractors was approximately $674.1 million, or 24.6%, of total loans and 253.0% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was approximately $216.4 million, or 7.9%, of total loans and 81.2% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was approximately $177.1 million, or 6.5%, of total loans and 66.5% of stockholders' equity. The total outstanding balance of loans made in the health care facility industry was approximately $116.5 million, or 4.3%, of total loans and 43.7% of stockholders' equity.

     ALLOWANCE FOR LOAN LOSSES

     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At March 31, 2003 the allowance for loan losses was $57.1 million, or 2.09%, of total loans, compared to $52.4 million, or 1.93% of total loans, at December 31, 2002 and $37.3 million, or 1.51%, of total loans at March 31, 2002. The increase in the allowance was primarily the result of increases in nonperforming loans, loans 90 days or more past due and still accruing, the credit risk associated with certain borrowing relationships and industry concentrations, and certain risks associated with the growth of the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the first quarter of 2003 were $4.4 million, while recoveries were $0.4 million, as compared to $0.8 million and $0.04 million, respectively, for the same period of 2002. The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 72.7% at March 31, 2003 compared to 113.3% at December 31, 2002. The reduction in this ratio resulted from the higher levels of nonaccrual and past due loans on March 31, 2003. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance or downgrade loan ratings which may result in additional provisions to the allowance, based upon their judgments about information available to them at the time of their examination.

     The following table summarizes changes in the allowance for loan losses for the quarters ended March 31, 2003 and 2002:

                                                              QUARTER ENDED MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD..............................  $   52,369   $   34,078

LOANS CHARGED-OFF
Commercial..................................................      (4,252)        (436)
Factored receivables........................................         (56)          --
Commercial real estate......................................         (70)        (251)
Commercial real estate construction.........................          --           --
Residential real estate.....................................          --          (30)
Home equity.................................................          --           --
Consumer....................................................         (12)         (53)
                                                              ----------   ----------
     TOTAL CHARGED-OFF......................................      (4,390)        (770)
                                                              ----------   ----------
RECOVERIES OF LOANS CHARGED-OFF
Commercial..................................................         397           32
Factored receivables........................................          --           --
Commercial real estate......................................           7            1
Commercial real estate construction.........................          --           --
Residential real estate.....................................          --           --
Home equity.................................................          --           --
Consumer....................................................          22            9
                                                              ----------   ----------
     TOTAL RECOVERIES.......................................         426           42
                                                              ----------   ----------
NET LOANS CHARGED-OFF.......................................      (3,964)        (728)
Current period provision....................................       8,722        3,981
                                                              ----------   ----------
BALANCE AT END OF PERIOD....................................  $   57,127   $   37,331
                                                              ==========   ==========

Total Loans.................................................  $2,739,214   $2,478,668
Average total loans.........................................   2,748,873    2,449,167

RATIOS -- YEAR TO DATE
Allowance for loan losses to total loans....................        2.09%        1.51%
Allowance for loan losses to nonaccrual, restructured and 90
  days or more past due and still accruing loans............       72.68        89.92
Net charge-offs annualized to average total loans:
     Commercial.............................................        2.02         0.20
     Commercial real estate.................................        0.01         0.07
     Consumer...............................................       (0.07)        0.46
     Total loans............................................        0.58         0.12
Ratio of recoveries to loans charged-off....................        9.70         5.45

     NONPERFORMING ASSETS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST

     The level of nonperforming assets is an important element in assessing CIB Marine's asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed properties. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that some part or all of the principal and interest amounts will not be collected. A loan is classified as restructured when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties, which would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required of the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. Foreclosed properties represents properties acquired by CIB Marine as a result of loan defaults by customers.

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days past due or more and still accruing, and related asset quality ratios as of the dates indicated.

                                                          MARCH 31,    DECEMBER 31,   MARCH 31,
                                                             2003          2002          2002
                                                          ---------    ------------   ---------
                                                                  (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
Nonaccrual Loans:
  Commercial............................................  $   17,248    $   15,028    $   18,435
  Factored receivables..................................          --            --            --
  Commercial real estate................................      33,268        15,468        15,040
  Commercial real estate construction...................       5,221         5,221            --
  Residential real estate...............................         933           756           816
  Home equity loans.....................................         100           100            98
  Consumer loans........................................          23            45            54
                                                          ----------    ----------    ----------
     Total nonaccrual loans.............................      56,793        36,618        34,443
                                                          ----------    ----------    ----------
Foreclosed properties...................................       5,759         3,678         3,263
Restructured loans......................................       3,028         3,210         3,654
                                                          ----------    ----------    ----------
     Total nonperforming assets.........................  $   65,580    $   43,506    $   41,360
                                                          ==========    ==========    ==========
90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Commercial..............................................  $    7,788    $    3,022    $    2,677
Factored receivables....................................          --            --            --
Commercial real estate..................................       9,470         2,292           135
Commercial real estate construction.....................         821            --            --
Residential real estate.................................         668         1,076           658
Home equity loans.......................................          19            --            --
Consumer loans..........................................          10             6            96
                                                          ----------    ----------    ----------
     Total 90 days or more past due and still
       accruing.........................................  $   18,776    $    6,396    $    3,566
                                                          ==========    ==========    ==========
Allowance for loan losses...............................  $   57,127    $   52,369    $   37,331
Total loans.............................................   2,739,214     2,707,538     2,478,668

RATIOS
Nonaccrual loans to total loans.........................        2.07%         1.35%         1.39%
Foreclosed properties to total assets...................        0.16          0.10          0.10
Nonperforming assets to total assets....................        1.82          1.19          1.32
Nonaccrual loans, restructured and 90 days or more past
  due and still accruing loans to total loans...........        2.87          1.71          1.68
Nonperforming assets and 90 days or more past due and
  still accruing loans to total assets..................        2.35          1.36          1.44

     Total nonaccrual loans were $56.8 million at March 31, 2003 an increase of $20.2 million, or 55.1%, from $36.6 million at December 31, 2002. The ratio of nonaccrual loans to total loans was 2.07% at March 31, 2003, compared to 1.35% at December 31, 2002.

     At March 31, 2003, $52.1 million, or 91.8% of nonaccrual loans consisted of the following nine lending relationships:

     - Commercial real estate loans to a borrower with an outstanding balance of $15.3 million as of March 31, 2003. These loans are secured by a first mortgage on a multi-family development and are guaranteed by equity members of the borrower. This loan was transferred to nonaccrual in March 2003. While CIB Marine believes that the value of this property is sufficient to cover amounts owed, it cannot provide assurances that the value will be maintained or that there will not be any losses with respect to this relationship.

     - Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $8.6 million as of March 31, 2003, secured by first mortgages on two assisted living facilities which are under construction. Of this total, $3.8 million was transferred to nonaccrual in December 2000, and

       $4.8 million was transferred to nonaccrual in June 2001. During the first quarter of 2003, CIB Marine increased the amount allocated as a specific reserve for these loans from $3.0 million to $4.1 million. Although CIB Marine has allocated $4.1 million as a specific reserve to the allowance for loan losses for these loans CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - Commercial real estate loans to a borrower with an aggregate outstanding balance of $7.9 million as of March 31, 2003, secured by four assisted living properties and all business assets of the borrower, including accounts receivable. These loans were transferred to nonaccrual in March 2003. While CIB Marine believes that the value of the collateral is sufficient to cover amounts owed, it cannot provide assurances that the value of the collateral will be maintained or that there will not be any losses with respect to this relationship.

     - Commercial loans to a borrower with an aggregate outstanding balance of $6.9 million as of March 31, 2003, secured by all business assets of the borrower including accounts receivable, inventory, and equipment. The principal owner of this business has guaranteed these loans up to $3.0 million. These loans were transferred to nonaccrual in December 2002. CIB Marine allocated $2.5 million as a specific reserve to the allowance for loan losses for these loans during the fourth quarter of 2002, which amount was charged-off in March of 2003. During April 2003, CIB Marine sold substantially all of the assets which collateralized these loans for $3.8 million. CIB Marine also expects to receive an additional $0.3 million upon the buyer's collection of certain accounts receivable. Subsequent to this transaction, CIB Marine charged-off an additional $0.4 million in April 2003, resulting in an outstanding balance of $3.0 million which represents the amount of the principal owner's guarantee for these loans. Although CIB Marine believes that the principal owner has the financial ability to pay the $3.0 million guarantee and has commenced litigation to enforce its rights under the guarantee, CIB Marine cannot provide assurances that it will be successful in its litigation efforts or that there will not be additional losses with respect to this relationship.

     - A commercial real estate loan and a construction loan to a borrower with an aggregate outstanding balance of $5.1 million as of March 31, 2003, secured by a first mortgage on an income producing commercial property. These loans were transferred to nonaccrual during the second quarter of 2002. During the first quarter of 2003, CIB Marine increased the amount allocated as a specific reserve for these loans from $1.0 million to $2.5 million. Although CIB Marine has allocated $2.5 million as a specific reserve to the allowance for loan losses for these loans, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - A commercial loan to a borrower with an outstanding balance of $2.5 million as of March 31, 2003, secured by stock in a closely held business and 47,733 shares of CIB Marine common stock. The loan was transferred to nonaccrual during the first quarter of 2003. While CIB Marine believes that the value of the collateral is sufficient to cover amounts owed, it cannot provide assurances that the value of the collateral will be maintained or that there will not be losses with respect to this borrower.

     - A commercial real estate loan to a borrower with an outstanding balance of $2.3 million as of March 31, 2003, secured by a first mortgage on an improved commercial property. The loan was transferred to nonaccrual during the third quarter of 2002. Although CIB Marine allocated $0.5 million as a specific reserve to the allowance for loan losses for this loan, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be losses with respect to this relationship.

     - Commercial loans to a borrower and its related interests with an outstanding balance of $2.0 million as of March 31, 2003. These loans are secured by 81,400 shares of CIB Marine common stock. These loans were transferred to non accrual in the third quarter of 2002 and the first quarter of 2003. While CIB Marine believes that the value of the collateral is sufficient to cover amounts owed, it cannot provide assurances that the value will be maintained or that there will not be additional losses with respect to the relationship.

     - Commercial loans to the Borrower's related interests with an outstanding balance of $1.6 million as of March 31, 2003. These loans were transferred to nonaccrual during the third quarters of 2001 and 2002. Although CIB Marine allocated $0.5 million as a specific reserve to the allowance for loan losses for these loans during the second quarter of 2002, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship. Additional information regarding the Borrower is contained within "Companies Held For Disposal" and Note 5 to the Consolidated Financial Statements.

     Foreclosed properties were $5.8 million at March 31, 2003 and consisted of nine properties as compared to $3.7 million and seven properties at December 31, 2002, all of which were held for sale. The increase in foreclosed properties consisted primarily of two commercial properties that were collateral for certain loans which were on nonaccrual at December 31, 2002. These properties were transferred to foreclosed properties at their fair market value which was estimated to be $2.9 million, resulting in an additional $1.1 million charge-off with respect to one of the properties, during the first quarter of 2003. Sales of foreclosed properties totaled $0.9 million during the first quarter of 2003.

     Restructured loans were $3.0 million at March 31, 2003 and consisted of a commercial real estate loan to a borrower that was classified as restructured in the first quarter of 2002 and is current as to all payments in accordance with the restructured loan agreement. While CIB Marine believes that the value of the property securing the obligation approximates the amount owed it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $18.8 million in loans that were 90 days or more past due and still accruing at March 31, 2003 compared to $6.4 million at December 31, 2002. The increase was primarily the result of a $12.8 million borrowing relationship secured by business assets, undeveloped real estate and equity securities, including 388,676 shares of CIB Marine common stock. The lending relationship is in the process of being renewed. CIB Marine believes that all contractual principal and interest amounts will be collected and the value of the collateral is sufficient to cover amounts owed. CIB Marine, however, cannot provide assurances that there will not be any losses with respect to this relationship.

     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.35% at March 31, 2003, as compared to 1.36% at December 31, 2002.

     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans were $75.8 million at March 31, 2003, an increase of $36.9 million from December 31, 2002. This increase was due to the higher levels of nonperforming loans that were subject to impairment testing. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

     The following table sets forth information regarding impaired loans:

                                                      MARCH 31, 2003    DECEMBER 31, 2002    MARCH 31, 2002
                                                      --------------    -----------------    --------------
                                                                     (DOLLARS IN THOUSANDS)
Impaired loans without a specific allowance.......       $56,426             $ 7,789            $16,510
Impaired loans with a specific allowance..........        19,371              31,071             17,879
                                                         -------             -------            -------
     Total impaired loans.........................       $75,797             $38,860            $34,389
                                                         =======             =======            =======
Specific allowance related to impaired loans......       $ 8,558             $ 9,225            $ 5,002
                                                         =======             =======            =======

     COMPANIES HELD FOR DISPOSAL

     CIB Marine has acquired interests in the following two companies from borrowers who were in default of their obligations and which are classified as held for disposal:

     Canron Corporation

     Pursuant to a Settlement Order entered in the Bankruptcy Court, on October 30, 2002 CIB Marine became the owner of a borrower's (the "Borrower") 84% interest in Canron through a newly formed and wholly owned subsidiary, CIB Construction, LLC. Canron is a steel fabrication and erection company with operations in the United States, Canada and Mexico.

     At March 31, 2003, CIB Marine had $30.8 million in loans receivable from Canron, as compared to $26.2 million at December 31, 2002. The increase was a result of Canron's drawing on available credit facilities to fund operations. These loans are secured by substantially all of the assets of Canron and are eliminated in the Consolidated Financial Statements.

     During the first quarter of 2003, Canron incurred a net loss of $1.2 million, as compared to a net loss of $0.1 million for the first quarter of 2002, primarily as a result of an $18.4 million decrease in contract revenue earned. The decrease in contract revenue earned was primarily the result of Canron's inability to bid on many projects that require a bond. Canron has been operating without, and unable to obtain, a surety bond line over the past two years. As a result, Canron's backlog has continued to decrease. At March 31, 2003 Canron's backlog was $50.4 million, as compared to $52.4 million at December 31, 2002. The decrease in backlog has resulted in a decrease in profitability and is expected to continue to negatively impact earnings until a bonding line is obtained. In order to obtain bonding, CIB Marine may be required to make various commitments, including letters of credit, guarantees, and the providing of collateral. CIB Marine may be required to fund the cash flow needs of Canron until it obtains bonding and generates sufficient cash flows. Pre-tax income of Canron is included in Other Income in CIB Marine's Consolidated Statements of Income. See Item 1 -- "Financial Statements -- Note 5 -- Companies Held for Disposal" for additional information regarding Canron.

     CIB Marine is continuing to explore various exit strategies relative to Canron, all of which CIB Marine management has authority to do, including the immediate sale of the company in its current condition, the stabilization of operations and subsequent sale, and an orderly liquidation. Although CIB Marine believes that the current carrying value of its investment in Canron represents its fair market value, and that the loans to Canron are adequately collateralized, CIB Marine cannot provide assurances that these values will be maintained or that there will not be further losses arising out of its investments in Canron.

     MICR, Inc.

     CIB Marine acquired and/or assumed through MICR, Inc., a wholly owned subsidiary of CIB -- Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems in 2000. Pre-tax income related to this business is included in Other Income in CIB Marine's Consolidated Statements of Income. Pre-tax net income was $0.2 million for the first quarter of 2003 as compared to $0.4 million for the first quarter of 2002. The business has generated profits in each of the prior three years and although CIB Marine believes it likely the business will continue to generate profits, CIB Marine cannot provide assurances that these profits will continue or that there will not be losses with respect to this business. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 13, 2003. The option, if exercised, is not expected to result in any gain or loss to CIB Marine. CIB Marine management which has authority so to do has developed and is implementing a plan to sell this business.

     DEPOSIT LIABILITIES

     Total deposits increased $63.4 million, or 2.2%, from $2.8 billion at December 31, 2002 to $2.9 billion at March 31, 2003. This increase was primarily due to a $57.3 million increase in savings deposits and a $10.3 million increase in time deposits. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 69.4% at March 31, 2003 and 70.6% at December 31, 2002. These percentages reflect CIB Marine's reliance on time deposits as a primary source of funding. At March 31, 2003 time deposits of $100,000 or more amounted to $720.7 million, or 35.7%, of total time deposits, compared to $724.2 million and 36.0% at December 31, 2002. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $186.9 million, or 9.2%, of total time deposits at March 31, 2003, and $222.8 million, or 11.1% of total time deposits at December 31, 2002. Brokered time deposits included in time deposits of $100,000 or more were $169.0 million at March 31, 2003 and $204.4 million at December 31, 2002.

     BORROWINGS

     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds were $358.4 million at March 31, 2003 compared to $494.1 at December 31, 2002. Short-term borrowings decreased by $135.7 million, during the three-month period ended March 31, 2003 as a result of the increase in deposits together with the reduction of loans held for sale.

     CAPITAL AND REGULATORY MATTERS

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets.

     The risk-based capital information of CIB Marine at March 31, 2003 and December 31, 2002 is contained in the following table. The capital levels of CIB Marine and its subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. At March 31, 2003, CIB Marine and each of its subsidiary banks had sufficient capital to be categorized as well capitalized. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth.

                                                                MARCH 31, 2003    DECEMBER 31, 2002
                                                                --------------    -----------------
                                                                      (DOLLARS IN THOUSANDS)
Risk weighted assets........................................      $3,270,675         $3,319,762
Average assets(1)...........................................       3,568,499          3,485,504
Capital components
Stockholders' equity........................................      $  266,395         $  261,801
  Guaranteed trust preferred securities and minority
     interests(2)...........................................          60,954             61,052
  Less: Disallowed intangibles..............................         (14,690)           (14,815)
  Less: Unrealized gain on securities.......................          (2,287)            (2,896)
                                                                  ----------         ----------
Tier 1 capital..............................................         310,372            305,142
  Allowable allowance for loan losses(3)....................          41,103             41,644
                                                                  ----------         ----------
Total risk based capital....................................      $  351,475         $  346,786
                                                                  ==========         ==========

                                                                                     MINIMUM REQUIRED
                                                                                     TO BE ADEQUATELY
                                                                   ACTUAL               CAPITALIZED
                                                              -----------------      -----------------
                      MARCH 31, 2003                           AMOUNT     RATIO       AMOUNT     RATIO
                      --------------                           ------     -----       ------     -----
Total capital to risk weighted assets.....................    $351,475    10.75%     $261,654    8.00%
Tier 1 capital to risk weighted assets....................     310,372     9.49       130,827    4.00
Tier 1 leverage to average assets.........................     310,372     8.70       142,740    4.00

                                                                                     MINIMUM REQUIRED
                                                                                     TO BE ADEQUATELY
                                                                   ACTUAL               CAPITALIZED
                                                              -----------------      -----------------
                    DECEMBER 31, 2002                          AMOUNT     RATIO       AMOUNT     RATIO
                    -----------------                          ------     -----       ------     -----
Total capital to risk weighted assets.....................    $346,786    10.45%     $265,581    8.00%
Tier 1 capital to risk weighted assets....................     305,142     9.19       132,790    4.00
Tier 1 leverage to average assets.........................     305,142     8.75       139,420    4.00

-------------------------

(1) Average assets as calculated for risk-based capital (deductions include current period balances for goodwill and other intangibles).

(2) For regulatory capital purposes, the guaranteed trust preferred securities qualify as Tier 1 equity capital.

(3) The allowance for loan losses is net of the disallowed portion of the allowance for loan losses in excess of 1.25% of risk weighted assets.

     On January 30, 2003, CIB -- Chicago entered into a Memorandum of Understanding (the "Memorandum") with the Illinois Office of Banks and Real Estate (OBRE) and the FDIC (together the "Regulators"). The Memorandum was entered into as a result of deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the OBRE's regular examination of CIB -- Chicago, which commenced on September 23, 2002.

     Pursuant to the Memorandum, CIB -- Chicago has agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum is in effect, CIB -- Chicago has agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank's capital accounts. Also, unless prior written consent is received from the Regulators, CIB -- Chicago has agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends.

     The Memorandum is not a formal supervisory action. Failure to comply with the Memorandum can lead to a formal enforcement action which could have a material adverse affect on CIB Marine and its operations. CIB Marine has initiated action plans to correct the deficiencies noted in the examination report. CIB Marine believes that the resolution of these deficiencies will result in the termination of the Memorandum.

     LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding, and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank, and short-term brokered and negotiable time deposits. CIB

Marine has also established borrowing lines with the Federal Reserve Bank and with unaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, sales of loans held for sale, and the sale of available for sale securities. CIB Marine considers substantially all of its cash and cash equivalents, loans held for sale, and securities available for sale to be liquid assets. These amounts total $670.9 million at March 31, 2003 and $770.4 million at December 31, 2002.

     The following discussion should be read in conjunction with the statements of cash flows contained in the Consolidated Financial Statements.

     Net cash provided by operating activities was $123.1 million for the quarter ended March 31, 2003 compared with $3.5 million for the quarter ended March 31, 2002. The increase in cash provided was primarily the result of the net reduction in loans held for sale. For the quarter ended March 31, 2003, net cash used in investing activities was $71.7 million, compared to $168.6 million for the quarter ended March 31, 2002. The reduction in cash used for investing activities was caused primarily by a reduction in the purchases of investment securities in relationship to the sales and maturities of investment securities during the periods. In addition, loan growth was somewhat lower during 2003 reducing cash used for that purpose. Net cash used in financing activities was $72.2 million for the quarter ended March 31, 2003 compared to net cash provided of $168.1 million for the quarter ended March 31, 2002. The increase in cash used in financing activities was primarily attributable to a lower growth in deposits and the repayment of FHLB advances with the proceeds from the sale of loans held for sale.

     CIB Marine was able to meet its liquidity needs during the first quarter of 2003 and expects to meet these needs for the remainder of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 2002. For additional information regarding CIB Marine's market risks, refer to its 2002 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2003.

                                                            MARCH 31, 2003
                         -------------------------------------------------------------------------------------
                            0-3             4-6           7-12           2-5          OVER 5
                           MONTHS         MONTHS         MONTHS         YEARS          YEARS          TOTAL
                           ------         ------         ------         -----         ------          -----
                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
  Loans................  $1,914,196      $ 124,905      $ 168,665      $514,868      $  16,580      $2,739,214
  Securities...........      90,518         62,024         95,449       263,597         31,805         543,393
  Loans held for
     sale..............     116,151             --             --            --             --         116,151
  Federal funds sold...      18,249             --             --            --             --          18,249
                         ----------      ---------      ---------      --------      ---------      ----------
Total interest-earning
  assets...............   2,139,114        186,929        264,114       778,465         48,385       3,417,007
                         ----------      ---------      ---------      --------      ---------      ----------
INTEREST-BEARING
  LIABILITIES
  Time deposits........     395,989        280,353        609,856       654,455         80,861       2,021,514
  Savings and interest-
     bearing demand
     deposits..........     695,201             --             --            --             --         695,201
  Short-term
     borrowings........     248,879            580             --         1,800             --         251,259
  Long-term
     borrowings........          --             --             --        18,250         28,921          47,171
  Guaranteed trust
     preferred
     securities........          --         20,000             --            --         40,000          60,000
                         ----------      ---------      ---------      --------      ---------      ----------
Total interest-bearing
  liabilities..........  $1,340,069      $ 300,933      $ 609,856      $674,505      $ 149,782      $3,075,145
                         ----------      ---------      ---------      --------      ---------      ----------
Interest sensitivity
  gap (by period)......     799,045       (114,004)      (345,742)      103,960       (101,397)        341,862
Interest sensitivity
  gap (cumulative).....     799,045        685,041        339,299       443,259        341,862         341,862

ADJUSTED FOR
  DERIVATIVES
  Derivatives
     (notional, by
     period)...........    (110,000)        35,000             --            --         75,000              --
  Derivatives
     (notional,
     cumulative).......    (110,000)       (75,000)       (75,000)      (75,000)            --              --
Interest sensitivity
  gap (by period)......     689,045        (79,004)      (345,742)      103,960        (26,397)        341,862
Interest sensitivity
  gap (cumulative).....     689,045        610,041        264,299       368,259        341,862         341,862
Cumulative gap as a %
  of total assets......       19.17%         16.97%          7.35%        10.25%          9.51%

     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of March 31, 2003, and December 31, 2002.

                                                                           BASIS POINT CHANGES
                                                                  -------------------------------------
                                                                  +200       +100      -100       -200
                                                                  ----       ----      ----       ----
Net interest income change over one year:
March 31, 2003..............................................      12.99%     6.88%     (4.50)%    (7.89)%
December 31, 2002...........................................      12.01%     7.20%     (3.36)%    (9.13)%

ITEM 4. CONTROLS AND PROCEDURES

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

     CIB Marine has a lending relationship with a borrower who has been charged with various criminal offenses, a conviction of which may result in forfeiture to the United States of any and all property of the borrower involved in the alleged criminal offenses and funds in the amount of $54.9 million. In May 2003, this borrower pleaded guilty to three counts of wire fraud. The remaining charges against the borrower have not been resolved. In August of 2002, CIB Marine purchased various assets from certain of the borrower's related interests, as a result of financial difficulties of this borrower. Although CIB Marine does not currently believe it will incur any losses with respect to any such forfeiture proceedings, this matter is being disclosed as a contingent liability pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. CIB Marine engaged in the lending activities with the borrower and its related interests, and the acquisition of assets from the borrower's related interests, without knowledge of the alleged criminal activities and believes that it is a bona fide purchaser for value of the assets.

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

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibit 99.1 -- Certificate of J. Michael Straka, Chief
          Executive Officer, and Steven T. Klitzing, Chief Financial
          Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     b.   Reports on Form 8-K -- On March 6, 2003 CIB Marine filed a
          Form 8-K reporting under Item 9 the delay in release of 2002 financial information. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May 2003.

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date.

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

May 14, 2003

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date.

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

May 14, 2003