Form 10-Q
period 2003-06-30
CIB MARINE BANCSHARES INC
filed 2003-08-14
CIK 861955

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     At August 8, 2003 CIB Marine had 18,259,831 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CIB MARINE BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Cash and cash equivalents:
  Cash and due from banks...................................  $   58,944    $   72,771
  Federal funds sold........................................      10,740        25,625
                                                              ----------    ----------
       Total cash and cash equivalents......................      69,684        98,396
                                                              ----------    ----------
Loans held for sale.........................................     147,659       228,114
Securities:
  Available for sale, at fair value.........................     505,382       443,871
  Held to maturity (approximate fair value of $65,795 and
     $72,873, respectively).................................      62,518        70,132
                                                              ----------    ----------
       Total securities.....................................     567,900       514,003
                                                              ----------    ----------
Loans.......................................................   2,686,632     2,707,538
  Less: allowance for loan losses...........................     (60,551)      (52,369)
                                                              ----------    ----------
     Net loans..............................................   2,626,081     2,655,169
                                                              ----------    ----------
Premises and equipment, net.................................      29,945        28,087
Accrued interest receivable.................................      15,889        16,669
Goodwill....................................................      13,122        13,122
Other intangible assets.....................................       1,444         1,700
Foreclosed properties.......................................      20,548         3,678
Assets of companies held for disposal.......................      69,977        73,874
Other assets................................................      34,746        32,749
                                                              ----------    ----------
       Total Assets.........................................  $3,596,995    $3,665,561
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $  210,066    $  204,267
  Interest-bearing demand...................................      64,805        58,889
  Savings...................................................     690,555       574,083
  Time......................................................   1,998,536     2,011,165
                                                              ----------    ----------
       Total deposits.......................................   2,963,962     2,848,404
                                                              ----------    ----------
Short-term borrowings.......................................     204,878       386,945
Long-term borrowings........................................      47,575        47,141
Guaranteed trust preferred securities.......................      60,000        60,000
Accrued interest payable....................................      10,025        11,108
Liabilities of companies held for disposal..................      31,750        37,171
Other liabilities...........................................      13,744        12,991
                                                              ----------    ----------
       Total liabilities....................................   3,331,934     3,403,760
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $1 par value; 5,000,000 shares
     authorized, none issued................................          --            --
  Common stock, $1 par value; 50,000,000 shares authorized,
     18,346,442 and 18,312,242 issued, respectively.........      18,346        18,312
  Capital surplus...........................................     158,163       157,783
  Retained earnings.........................................      88,486        82,901
  Accumulated other comprehensive income, net...............       2,269         2,805
  Treasury stock, 86,611 shares acquired....................      (2,203)           --
                                                              ----------    ----------
       Total stockholders' equity...........................     265,061       261,801
                                                              ----------    ----------
       Total Liabilities and Stockholders' Equity...........  $3,596,995    $3,665,561
                                                              ==========    ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               -------------------------   ---------------------------
                                                  2003          2002           2003           2002
                                               -----------   -----------   ------------   ------------
                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans........................................  $   45,550    $   44,334     $   91,109     $   86,359
Loans held for sale..........................       1,872           470          3,659            862
Securities:
  Taxable....................................       3,468         5,418          6,959         10,509
  Tax-exempt.................................         573           630          1,152          1,261
  Dividends..................................         167            88            312            172
Federal funds sold...........................         142           150            272            341
                                               ----------    ----------     ----------     ----------
     Total interest and dividend income......      51,772        51,090        103,463         99,504
                                               ----------    ----------     ----------     ----------
INTEREST EXPENSE
Deposits.....................................      20,132        21,379         40,478         42,033
Short-term borrowings........................         915         1,508          2,052          3,018
Long-term borrowings.........................         294           326            588            719
Guaranteed trust preferred securities........       1,303         1,062          2,623          2,124
                                               ----------    ----------     ----------     ----------
     Total interest expense..................      22,644        24,275         45,741         47,894
                                               ----------    ----------     ----------     ----------
Net interest income..........................      29,128        26,815         57,722         51,610
Provision for loan losses....................       8,875         7,782         17,597         11,763
                                               ----------    ----------     ----------     ----------
     Net interest income after provision for
       loan losses...........................      20,253        19,033         40,125         39,847
                                               ----------    ----------     ----------     ----------
NONINTEREST INCOME
Loan fees....................................         463           971          1,334          2,193
Mortgage banking revenue.....................       6,328         1,998         12,819          3,561
Deposit service charges......................         852           820          1,785          1,589
Other service fees...........................          96            66            189            143
Gain (loss) on sale of assets................          45           (11)           (26)           (35)
Other income.................................          97           977            154          1,496
Gain on investment securities, net...........          --           992             --          2,096
                                               ----------    ----------     ----------     ----------
     Total noninterest income................       7,881         5,813         16,255         11,043
                                               ----------    ----------     ----------     ----------
NONINTEREST EXPENSE
Compensation and employee benefits...........      12,750        10,155         25,686         19,932
Equipment....................................       1,353         1,165          2,641          2,340
Occupancy and premises.......................       1,282         1,097          2,560          2,155
Professional services........................         851           921          1,555          1,352
Advertising/marketing........................         327           361            598            765
Telephone & data communications..............         558           569          1,125          1,055
Impairment loss..............................       2,748            --          2,748             --
Provision for off-balance sheet losses.......       1,500            --          2,000             --
Other expense................................       4,350         2,941          8,136          4,893
                                               ----------    ----------     ----------     ----------
     Total noninterest expense...............      25,719        17,209         47,049         32,492
                                               ----------    ----------     ----------     ----------
Income before income taxes...................       2,415         7,637          9,331         18,398
Income tax expense...........................       1,480         2,429          3,746          6,236
                                               ----------    ----------     ----------     ----------
     NET INCOME..............................  $      935    $    5,208     $    5,585     $   12,162
                                               ==========    ==========     ==========     ==========
EARNINGS PER SHARE
Basic........................................  $     0.05    $     0.29     $     0.30     $     0.67
Diluted......................................        0.05          0.28           0.30           0.66
Weighted average shares -- basic.............  18,314,607    18,217,578     18,313,713     18,056,383
Weighted average shares -- diluted...........  18,687,900    18,611,380     18,682,989     18,438,800

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                    COMMON STOCK                                  ACCUMULATED
                                ---------------------                                OTHER
                                                PAR      CAPITAL     RETAINED    COMPREHENSIVE   TREASURY
                                  SHARES       VALUE     SURPLUS     EARNINGS       INCOME        STOCK       TOTAL
                                ----------    -------    --------    --------    -------------   --------    --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31,
  2001......................    17,876,752    $17,877    $148,972    $67,270        $ 3,023      $    --     $237,142
Comprehensive income:
Net income..................            --         --          --     12,162             --           --       12,162
Other comprehensive income:
  Unrealized securities
    holding gains arising
    during the period.......            --         --          --         --          1,788           --        1,788
  Reclassification
    adjustment for gains
    included in net
    income..................            --         --          --         --         (2,096)          --       (2,096)
  Income tax effect.........            --         --          --         --            137           --          137
                                                                                                             --------
      Total comprehensive
         income.............                                                                                   11,991
Common stock issuance.......       341,772        342       7,594         --             --           --        7,936
Exercise of stock options...        19,500         19         207         --             --           --          226
                                ----------    -------    --------    -------        -------      -------     --------
BALANCE, JUNE 30, 2002......    18,238,024    $18,238    $156,773    $79,432        $ 2,852      $    --     $257,295
                                ==========    =======    ========    =======        =======      =======     ========
BALANCE, DECEMBER 31,
  2002......................    18,312,242    $18,312    $157,783    $82,901        $ 2,805      $    --     $261,801
Comprehensive income:
Net income..................            --         --          --      5,585             --           --        5,585
Other comprehensive income:
  Unrealized securities
    holding losses arising
    during the period.......            --         --          --         --         (2,571)          --       (2,571)
  Income tax effect.........            --         --          --         --          1,001           --        1,001
  Foreign currency
    translation
    adjustment..............            --         --          --         --          1,034           --        1,034
                                                                                                             --------
      Total comprehensive
         income.............                                                                                    5,049
Exercise of stock options...        34,200         34         380         --             --           --          414
Acquisition of treasury
  stock (86,611 shares).....            --         --          --         --             --       (2,203)      (2,203)
                                ----------    -------    --------    -------        -------      -------     --------
BALANCE, JUNE 30, 2003......    18,346,442    $18,346    $158,163    $88,486        $ 2,269      $(2,203)    $265,061
                                ==========    =======    ========    =======        =======      =======     ========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  2003          2002
                                                              ------------   -----------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $    5,585     $  12,162
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Deferred loan fee amortization.........................       (4,319)       (5,503)
     Depreciation and other amortization....................        4,687         2,590
     Provision for loan losses..............................       17,597        11,763
     Originations of loans held for sale....................     (278,963)     (101,125)
     Purchases of loans held for sale.......................     (918,158)     (335,157)
     Proceeds from sale of loans held for sale..............    1,275,870       441,054
     Deferred tax benefit...................................       (5,131)       (4,174)
     Impairment and off-balance sheet losses................        4,748            --
     Loss on the sale of other assets.......................           26            35
     Gain on sale of securities.............................           --        (2,096)
     Decrease (increase) in interest receivable and other
      assets................................................          110        (3,179)
     Increase in interest payable and other liabilities.....        5,613           527
                                                               ----------     ---------
       Net cash provided by operating activities............      107,665        16,897
                                                               ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities of securities available for sale............      102,689       106,587
     Maturities of securities held to maturity..............        6,186        13,100
     Purchase of securities available for sale..............     (134,441)     (195,809)
     Purchase of securities held to maturity................       (2,450)       (3,707)
     Proceeds from sales of securities available for sale...          999        63,565
     Repayments of mortgage backed securities held to
      maturity..............................................        3,917         4,858
     Repayments of mortgage backed securities available for
      sale..................................................      106,159        28,867
     Purchase of mortgage backed securities available for
      sale..................................................     (141,799)      (84,893)
     Net increase in other equities (including FHLB
      stock)................................................           --          (660)
     Net decrease in other investments......................          284           314
     Net increase in loans..................................       (4,586)     (181,345)
     (Increase) decrease in net assets of companies held for
      disposal..............................................       (5,025)        1,100
     Proceeds from sale of foreclosed properties............        1,392           992
     Capital expenditures...................................       (3,735)       (1,251)
                                                               ----------     ---------
       Net cash used in investing activities................      (70,410)     (248,282)
                                                               ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in deposits...................................      115,686       332,918
     Proceeds from issuance of common stock.................           --         7,936
     Proceeds from stock options exercised..................          414           226
     Net decrease in short-term borrowings..................     (182,067)      (74,840)
                                                               ----------     ---------
       Net cash provided by (used in) financing
        activities..........................................      (65,967)      266,240
                                                               ----------     ---------
Net increase (decrease) in cash and cash equivalents........      (28,712)       34,855
Cash and cash equivalents, beginning of period..............       98,396        59,000
                                                               ----------     ---------
Cash and cash equivalents, end of period....................   $   69,684     $  93,855
                                                               ==========     =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
     Interest...............................................   $   46,824     $  47,881
     Income taxes...........................................        4,111         9,722
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
     Transfer of loans to foreclosed properties.............       18,193           805
     Loans repaid with treasury shares......................        2,203            --

     See accompanying Notes to Unaudited Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.'s 2002 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine's financial condition, results of operations, and cash flows as of and for the quarter and six month periods ended June 30, 2003 and 2002. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS No. 149) to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting For Derivative Instruments and Hedging Activities. In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 is not expected to materially affect the consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. SFAS No. 150 amends SFAS No. 128, Earnings Per Share, and SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, and nullifies (or partially nullifies) various Emerging Issues Task Force consensuses. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. CIB Marine does not have any outstanding financial instruments at June 30, 2003 that would require reclassification as a result of SFAS No. 150.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. CIB Marine adopted FIN 45 on January 1, 2003. Adoption of FIN 45 did not have a material impact on CIB Marine's financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The accounting provisions for existing unconsolidated entities of FIN 46 must be adopted immediately for variable interest entities formed after January 31, 2003 and on July 1, 2003 for existing variable interest entities. CIB Marine has no newly formed variable interest entities subject to the January 31, 2003 effective date. CIB Marine is a limited partner in various affordable housing partnerships which have been determined to be variable interest entities. CIB Marine is not the primary beneficiary of these partnerships and accordingly is not required to consolidate these entities. CIB Marine's aggregate investment in these limited partnerships was $4.1 million at June 30, 2003. CIB Marine was also committed to provide additional funding of $1.8 million as of that date. These amounts, along with the potential recapture of $0.6 million of tax credits, represent CIB Marine's maximum exposure to loss as a result of its involvement in these limited partnerships. Adoption of FIN 46 is not expected to materially affect the consolidated results of operations or financial position.

     Reclassifications have been made to certain amounts as of and for the quarter and six-month periods ended June 30, 2002 to be consistent with classifications for 2003.

NOTE 2 -- SECURITIES

     The amortized cost, gross unrealized gains and losses, and approximate fair values of securities are as follows:

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES      VALUE
                                                     ---------   ----------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
JUNE 30, 2003
U.S. Treasuries and agencies.......................  $194,176      $1,885       $   --     $196,061
Obligations of states and political subdivisions...     8,703          58            3        8,758
Other notes and bonds..............................       600          --           --          600
Commercial paper...................................     6,500           1           --        6,501
Mortgage backed securities.........................   282,464       2,012        1,809      282,667
Federal Home Loan Bank stock.......................    10,795          --           --       10,795
                                                     --------      ------       ------     --------
                                                     $503,238      $3,956       $1,812     $505,382
                                                     ========      ======       ======     ========
DECEMBER 31, 2002
U.S. Treasuries and agencies.......................  $150,710      $1,457       $   --     $152,167
Obligations of states and political subdivisions...     6,478          55            7        6,526
Other notes and bonds..............................       600          --           --          600
Commercial paper...................................     8,300           4           --        8,304
Mortgage backed securities.........................   262,674       3,320          114      265,880
Federal Home Loan Bank stock.......................    10,394          --           --       10,394
                                                     --------      ------       ------     --------
                                                     $439,156      $4,836       $  121     $443,871
                                                     ========      ======       ======     ========

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES      VALUE
                                                     ---------   ----------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
SECURITIES HELD TO MATURITY
JUNE 30, 2003
U.S. Treasuries and agencies.......................  $    500      $    4       $   --     $    504
Obligations of states and political subdivisions...    56,352       3,123           12       59,463
Other notes and bonds..............................       450          --           12          438
Mortgage backed securities.........................     5,216         174           --        5,390
                                                     --------      ------       ------     --------
                                                     $ 62,518      $3,301       $   24     $ 65,795
                                                     ========      ======       ======     ========
DECEMBER 31, 2002
U.S. Treasuries and agencies.......................  $  4,499      $   24       $   --     $  4,523
Obligations of states and political subdivisions...    56,107       2,310           18       58,399
Other notes and bonds..............................       450          --           --          450
Mortgage backed securities.........................     9,076         425           --        9,501
                                                     --------      ------       ------     --------
                                                     $ 70,132      $2,759       $   18     $ 72,873
                                                     ========      ======       ======     ========

     Assets, primarily securities, carried at approximately $185.7 million and $200.1 million at June 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, and for other purposes as required or permitted by law. The approximate fair value of these assets was $189.3 million and $203.3 million at June 30, 2003 and December 31, 2002, respectively.

NOTE 3 -- LOANS

     The components of loans are as follows:

                                                               JUNE 30,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Commercial..................................................  $  748,840    $  803,929
Factored receivables........................................       7,131         6,779
Commercial real estate......................................   1,340,850     1,332,455
Commercial real estate construction.........................     546,372       513,804
Residential real estate.....................................      32,639        37,628
Home equity.................................................      13,215        14,526
Consumer....................................................       4,194         5,895
                                                              ----------    ----------
  Gross loans...............................................   2,693,241     2,715,016
Deferred loan fees..........................................      (6,609)       (7,478)
Allowance for loan losses...................................     (60,551)      (52,369)
                                                              ----------    ----------
  Loans, net................................................  $2,626,081    $2,655,169
                                                              ==========    ==========

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. Such loans totaled $55.2 million and $51.2 million at June 30, 2003 and December 31, 2002, respectively.

NOTE 4 -- GOODWILL AND OTHER INTANGIBLE ASSETS

     CIB Marine's intangible asset values are as follows:

                                                                          JUNE 30, 2003
                                                             ----------------------------------------
                                                              GROSS
                                                             CARRYING   ACCUMULATED
                                                              AMOUNT    AMORTIZATION   NET INTANGIBLE
                                                             --------   ------------   --------------
                                                                      (DOLLARS IN THOUSANDS)
Amortizing intangible assets:
  Core deposits............................................   $3,959       $2,791         $ 1,168
  Customer base of factoring business......................      390          116             274
  Mortgage servicing rights................................       19           17               2
                                                              ------       ------         -------
Total amortizing intangible assets.........................   $4,368       $2,924           1,444
                                                              ======       ======
Nonamortizing goodwill.....................................                                13,122
                                                                                          -------
Total intangible assets, net...............................                               $14,566
                                                                                          =======

NOTE 5 -- COMPANIES HELD FOR DISPOSAL

     CIB Marine has acquired two companies through loan collection activities that are classified as held for disposal. The gross assets and liabilities of these companies are reported on the Consolidated Balance Sheet. Intercompany loan and cash balances and interest income and expense between the two companies and CIB Marine have been eliminated from the totals shown on the Consolidated Financial Statements. The financial statements of these companies shown below include all adjustments necessary to reflect the fair values of the assets and liabilities at date of acquisition.

     CANRON CORPORATION

     CIB Marine acquired Canron, a steel fabrication and erection company, in October 2002 from the Borrower pursuant to a Settlement Order entered in the Bankruptcy Court. CIB Marine continues to explore various exit strategies relative to Canron, all of which CIB Marine management has authority to do, including the immediate sale of its equity interest in the company. Canron is also exploring an orderly liquidation of its assets, as well as other strategies to wind up its affairs. As a result of Canron's lack of bonding and decrease in backlog, Canron closed certain of its facilities and reduced its work force during the second quarter of 2003, and will consider additional closings and reductions as warranted. An impairment loss of $2.7 million was recorded in June 2003 to reduce CIB Marine's equity investment in Canron to its estimated fair market value of $0.9 million.

     At June 30, 2003, CIB Marine also had $32.0 million in loans outstanding and received interest income of $0.9 million during the first six months of 2003 from Canron, both of which are eliminated in the Consolidated Financial Statements of CIB Marine. These loans are collateralized by a first lien on essentially all of the business assets of Canron, including accounts receivable, certain inventories, equipment and real estate. CIB Marine had an additional $6.8 million of unfunded loan commitments and letters of credit available to Canron on June 30, 2003.

     Canron's functional currency is the Canadian dollar. The translation from Canadian dollars to U.S. dollars for balance sheet accounts is based upon current exchange rates in effect at the balance sheet date and for revenue and expense is based on the weighted average exchange rate during the period. The gain or loss resulting from translation is included in accumulated other comprehensive income. As gains related to translation are considered to be reinvested in Canron, no provision for deferred income taxes has been made for such gains.

     The following table summarizes the composition of Canron's balance sheet:

                                                                JUNE 30,    DECEMBER 31,
                                                                  2003          2002
                                                                --------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit at CIB Marine.............................    $   487       $   327
  Accounts receivable.......................................     31,942        33,610
  Inventories and contracts in progress.....................      6,827         7,629
  Other assets..............................................      4,681         4,195
                                                                -------       -------
     Current assets.........................................     43,937        45,761
  Deferred tax asset........................................      3,415         3,869
  Property and equipment, net...............................     20,062        18,026
                                                                -------       -------
       Total assets.........................................    $67,414       $67,656
                                                                =======       =======
Liabilities and stockholders' equity:
  Current portion of loans payable to CIB Marine............    $21,653       $ 3,921
  Other liabilities.........................................     29,210        33,880
                                                                -------       -------
     Current liabilities....................................     50,863        37,801
  Loans payable to CIB Marine...............................     10,344        22,272
  Subordinated loan payable to unaffiliated bank............      1,814         1,814
                                                                -------       -------
       Total liabilities....................................     63,021        61,887
  Stockholders' equity......................................      4,393         5,769
                                                                -------       -------
       Total liabilities and stockholders' equity...........    $67,414       $67,656
                                                                =======       =======

     CIB Marine's 84% equity interest in Canron's pre-tax loss is included in CIB Marine's Other Income for the quarter and six months ended June 30, 2003. Canron's results of operations are as follows:

                                                    QUARTER ENDED         SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                 --------------------   --------------------
                                                  2003        2002         2003       2002
                                                 -------   ----------   ----------   -------
                                                           (DOLLARS IN THOUSANDS)
Contract revenue earned........................  $25,855    $49,905      $48,039     $90,468
Cost of contract revenue.......................   24,174     42,680       44,446      78,272
                                                 -------    -------      -------     -------
  Gross profit.................................    1,681      7,225        3,593      12,196
Selling, general and administrative expenses...    2,365      4,978        4,908       9,597
Interest on CIB Marine debt....................      468        660          880       1,235
Other interest expense.........................       32         36           72          72
                                                 -------    -------      -------     -------
Income (loss) before income taxes..............   (1,184)     1,551       (2,267)      1,292
Income tax expense.............................      236        713          339         582
                                                 -------    -------      -------     -------
  Net income (loss)............................  $(1,420)   $   838      $(2,606)    $   710
                                                 =======    =======      =======     =======

     The following represents supplemental pro forma disclosure required by Statement of Financial Accounting Standards No. 141, Business Combinations, of CIB Marine's consolidated net income and earnings per share as though the business combination had been completed as of January 1, 2002:

                                                      QUARTER ENDED     SIX MONTHS ENDED
                                                      JUNE 30, 2002       JUNE 30, 2002
                                                      -------------   ---------------------
                                                             (DOLLARS IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Net income..........................................     $5,913              $12,759
Basic earnings per share............................       0.32                 0.71
Diluted earnings per share..........................       0.32                 0.69

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Companies Held for Disposal -- Canron Corporation" for additional information regarding the Borrower and Canron.

     MICR, INC.

     CIB Marine acquired and/or assumed, through MICR, Inc., a wholly owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems in October 2000. This business is classified as a held for sale asset. Pre-tax income was $0.7 and $0.8 million for the six months ended June 30, 2003 and 2002, respectively. Dividends totalling $0.8 million and $1.1 million were paid by MICR to CIB Marine for the six months ended June 30, 2003 and 2002, respectively. Pre-tax income related to this business is classified as Other Income in the Consolidated Statements of Income. CIB Marine management, which has authority to do so, has developed and is implementing a plan to sell this business.

     The following table summarizes the composition of MICR's balance sheet:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Assets:
  Accounts receivable.......................................   $  541       $  430
  Inventory.................................................      840        1,024
  Other current assets......................................      324          502
  Property and equipment, net...............................      457          433
  Goodwill, net.............................................    4,156        4,156
                                                               ------       ------
     Total assets...........................................   $6,318       $6,545
                                                               ======       ======
Liabilities and stockholder's equity:
  Liabilities...............................................   $  658       $  558
  Stockholder's equity......................................    5,660        5,987
                                                               ------       ------
     Total liabilities and stockholder's equity.............   $6,318       $6,545
                                                               ======       ======

NOTE 6 -- OTHER ASSETS

     The following table summarizes the composition of CIB Marine's other assets:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Prepaid expenses............................................  $ 1,271      $ 1,293
Accounts receivable.........................................      902          551
Fair value of derivatives...................................    6,632        8,022
Trust preferred securities underwriting fee, net of
  amortization..............................................    1,527        1,555
Other investments...........................................    9,771        9,999
Income tax receivable.......................................       --        2,877
Deferred tax asset..........................................   12,901        6,688
Other.......................................................    1,742        1,764
                                                              -------      -------
                                                              $34,746      $32,749
                                                              =======      =======

     Other investments include interests in three limited partnerships. The carrying value of these investments was $2.9 million at June 30, 2003 and $3.0 million at December 31, 2002. Equity income recorded on the limited partnerships was $0.4 million for both of the six-month periods ended June 30, 2003 and 2002. There is currently no public market for these investments, and it is unlikely that such a market will develop. These investments were purchased from the Borrower in September 1999 to provide the Borrower with cash to meet its current obligations to CIB Marine and other lenders. In December 2001, CIB Marine purchased shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company, at a public sale from one of its subsidiary banks as a result of a defaulted loan. The common stock was owned by the Borrower and held as collateral for certain loans made to the Borrower. The amount of this investment is carried at the lower of cost or estimated fair market value which was estimated to be $1.6 million at both June 30, 2003 and December 31, 2002. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Companies Held for Disposal -- Canron Corporation" for additional information regarding the Borrower.

     Other investments also include investments in various affordable housing partnerships. The carrying value of these investments, accounted for under the equity method, was $4.1 million at June 30, 2003 and $4.2 million at December 31, 2002. CIB Marine has engaged in these transactions to provide additional qualified investments under the CRA and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine's markets and other locations.

NOTE 7 -- SHORT-TERM BORROWINGS

     The following table presents information regarding short-term borrowings:

                                                            JUNE 30, 2003      DECEMBER 31, 2002
                                                           ---------------     -----------------
                                                           BALANCE    RATE      BALANCE    RATE
                                                           -------    ----      -------    ----
                                                                  (DOLLARS IN THOUSANDS)
Federal funds purchased and securities sold under
  repurchase agreements..................................  $164,722   1.29%    $243,187    1.27%
Federal Home Loan Bank notes.............................        --     --      100,500    2.20
Revolving lines of credit................................    27,607   3.12       36,685    3.09
Commercial paper.........................................     2,813   1.81        4,436    2.04
Treasury, tax, and loan notes............................     9,736   0.99        2,137    0.99
                                                           --------   ----     --------    ----
                                                           $204,878   1.53%    $386,945    1.69%
                                                           ========   ====     ========    ====

     At June 30, 2003, CIB Marine was not in compliance with certain provisions of its revolving lines of credit. CIB Marine has obtained waivers with respect to these matters.

NOTE 8 -- LONG-TERM BORROWINGS

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in long-term borrowings:

                                      JUNE 30, 2003      DECEMBER 31, 2002
                                      --------------     ------------------   SCHEDULED   CALLABLE @
                                      BALANCE   RATE     BALANCE      RATE    MATURITY    PAR AFTER
                                      -------   ----     -------      ----    ---------   ----------
                                             (DOLLARS IN THOUSANDS)
                                      $ 3,500   5.12%    $ 3,500      5.12%    5/01/04         N/A
                                        5,000   5.12       5,000      5.12     5/01/04         N/A
                                        3,250   4.95       3,250      4.95     1/16/08     1/16/01
                                        2,500   4.95       2,500      4.95     1/16/08     1/16/01
                                        2,000   4.95       2,000      4.95     1/16/08     1/16/01
                                        2,000   5.09       2,000      5.09     2/20/08     2/20/01
                                       23,901   7.07      23,810      7.07     6/30/08         N/A
                                      -------   ----     -------      ----
                                       42,151   6.19%     42,060      6.19%
                                                ====                  ====
Interest rate swap..................    5,424              5,081
                                      -------            -------
     Total..........................  $47,575            $47,141
                                      =======            =======

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB Notes. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from 60% on loans held for sale to 90% on certain types of government securities. CIB Marine had collateral of $210.0 million and $316.2 million at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, this collateral consisted of securities with a fair market value of $57.5 million and 1-4 family residential mortgages of $152.5 million. The residential mortgages used as collateral consisted primarily of loans held for sale.

NOTE 9 -- STOCKHOLDERS' EQUITY

     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. There are five capital categories defined in the regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors. To be categorized as well-capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. At June 30, 2003, all of the bank subsidiaries were categorized as well-capitalized under the regulatory framework for prompt corrective action. Classification of a subsidiary bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the Consolidated Financial Statements.

     On January 30, 2003, CIB-Chicago entered into a Memorandum of Understanding (the "Memorandum") with the Illinois Office of Banks and Real Estate (OBRE) and the FDIC (together the "Regulators"). The Memorandum was entered into as a result of deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the OBRE's regular examination of CIB-Chicago which commenced on September 23, 2002.

     Pursuant to the Memorandum, CIB-Chicago has agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum is in effect, CIB-Chicago has agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the Regulators a plan for the augmentation of the bank's capital accounts. At June 30, 2003, CIB-Chicago's Tier 1 capital to total assets ratio was 8.53%. Also, unless prior written consent is received from the Regulators, CIB-Chicago has agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and to suspend the declaration or payment of dividends.

     The Memorandum is not a formal supervisory action. Failure to comply with the Memorandum can lead to a formal enforcement action which could have a material adverse affect on CIB Marine and its operations. CIB Marine has initiated action plans to correct the deficiencies noted in the examination report.

NOTE 10 -- EARNINGS PER SHARE COMPUTATIONS

     The following provides a reconciliation of basic and diluted earnings per share:

                                             QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   ---------------------------
                                               2003           2002           2003           2002
                                           ------------   ------------   ------------   ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net income...............................  $       935    $     5,208    $     5,585    $    12,162
                                           ===========    ===========    ===========    ===========
Weighted average shares outstanding:
  Basic..................................   18,314,607     18,217,578     18,313,713     18,056,383
     Effect of dilutive stock options
       outstanding.......................      373,293        393,802        369,276        382,417
                                           -----------    -----------    -----------    -----------
  Diluted................................   18,687,900     18,611,380     18,682,989     18,438,800
                                           ===========    ===========    ===========    ===========
Earnings per share:
  Basic..................................  $      0.05    $      0.29    $      0.30    $      0.67
     Effect of dilutive stock options
       outstanding.......................           --          (0.01)            --          (0.01)
                                           -----------    -----------    -----------    -----------
  Diluted................................  $      0.05    $      0.28    $      0.30    $      0.66
                                           ===========    ===========    ===========    ===========

NOTE 11 -- STOCK OPTION PLANS

     The following is a reconciliation of stock option activity for the six months ended June 30, 2003:

                                                                                                 WEIGHTED
                                                                          RANGE OF OPTION        AVERAGE
                                                      NUMBER OF SHARES    PRICES PER SHARE    EXERCISE PRICE
                                                      ----------------    ----------------    --------------
Shares under option December 31, 2002.............       1,533,251          $4.95-$25.08          $16.27
  Granted.........................................              --                    --              --
  Lapsed or surrendered...........................              --                    --              --
  Exercised.......................................         (34,200)           4.95-13.07            5.90
                                                         ---------          ------------          ------
Shares under option June 30, 2003.................       1,499,051          $8.50-$25.08          $16.50
                                                         =========          ============          ======
Shares exercisable at June 30, 2003...............         941,746          $8.50-$23.66          $14.37
                                                         =========          ============          ======

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

     Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine's pro forma net income and earnings per share would have been as follows:

                                                                QUARTER ENDED    SIX MONTHS ENDED
                                                                   JUNE 30,          JUNE 30,
                                                                --------------   ----------------
                                                                2003     2002     2003     2002
                                                                -----   ------   ------   -------
                                                                     (DOLLARS IN THOUSANDS,
                                                                     EXCEPT PER SHARE DATA)
Net income                  As reported.......................  $ 935   $5,208   $5,585   $12,162
                            Assumed compensation cost, net of
                            tax...............................   (327)    (330)    (653)     (663)
                                                                -----   ------   ------   -------
                            Pro forma.........................  $ 608   $4,878   $4,932   $11,499
                                                                =====   ======   ======   =======
Basic earnings per share    As reported.......................  $0.05   $ 0.29   $ 0.30   $  0.67
                            Pro forma.........................   0.03     0.27     0.27      0.64

Diluted earnings per share  As reported.......................   0.05     0.28     0.30      0.66
                            Pro forma.........................   0.03     0.26     0.26      0.62

     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 5.04% for 2002. The per share weighted average fair value of stock options granted during the six months ended June 30, 2002 was $9.94 on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

NOTE 12 -- BUSINESS SEGMENTS

     CIB Marine has determined that its two reportable business segments are General Banking and Mortgage Banking. General Banking consists of making loans, accepting deposits, and providing other traditional banking services to CIB Marine's commercial and retail customers. These products and services are provided primarily by CIB Marine's subsidiary banks through its branch network. Mortgage banking primarily includes the operations of our mortgage banking subsidiary, Mortgage Services, Inc. Mortgage Services originates and purchases residential mortgages through a network of brokers, correspondent banks, and CIB Marine's banking facilities. The majority of these loans are sold into the secondary market with servicing rights released.

     Management reviews the operating performance of these segments using primarily legal entity based financial reports. Management support services are provided to the business segments by the holding company and an information services subsidiary. The remaining unrecovered expenses of the holding company are shown as corporate overhead in the business segment table below.

                                                       AT OR FOR THE QUARTER ENDED JUNE 30, 2003
                                          -------------------------------------------------------------------
                                           GENERAL      MORTGAGE    CORPORATE    INTERCOMPANY
                                           BANKING      BANKING     OVERHEAD     ELIMINATIONS    CONSOLIDATED
                                           -------      --------    ---------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
Net interest income...................    $   29,816    $    911     $(1,417)     $    (182)      $   29,128
Provision for loan losses.............         8,875          --          --             --            8,875
                                          ----------    --------     -------      ---------       ----------
Net interest income after provision
  for loan losses.....................        20,941         911      (1,417)          (182)          20,253
Noninterest income....................         1,397       6,288       5,215         (5,019)           7,881
Noninterest expense...................        19,318       5,340       6,262         (5,201)          25,719
                                          ----------    --------     -------      ---------       ----------
Income (loss) before income taxes.....         3,020       1,859      (2,464)            --            2,415
Income tax expense (benefit)..........         1,748         651        (919)            --            1,480
                                          ----------    --------     -------      ---------       ----------
     Net income (loss)................    $    1,272    $  1,208     $(1,545)     $      --       $      935
                                          ==========    ========     =======      =========       ==========
Identifiable assets...................    $3,527,634    $150,451     $23,490      $(104,580)      $3,596,995

                                                       AT OR FOR THE QUARTER ENDED JUNE 30, 2002
                                          -------------------------------------------------------------------
                                           GENERAL      MORTGAGE    CORPORATE    INTERCOMPANY
                                           BANKING      BANKING     OVERHEAD     ELIMINATIONS    CONSOLIDATED
                                          ----------    --------    ---------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
Net interest income...................    $   27,832    $    214     $(1,245)     $      14       $   26,815
Provision for loan losses.............         7,782          --          --             --            7,782
                                          ----------    --------     -------      ---------       ----------
Net interest income after provision
  for loan losses.....................        20,050         214      (1,245)            14           19,033
Noninterest income....................         3,793       2,033       4,561         (4,574)           5,813
Noninterest expense...................        13,760       2,484       5,525         (4,560)          17,209
                                          ----------    --------     -------      ---------       ----------
Income (loss) before income taxes.....        10,083        (237)     (2,209)            --            7,637
Income tax expense (benefit)..........         3,043        (112)       (502)            --            2,429
                                          ----------    --------     -------      ---------       ----------
     Net income (loss)................    $    7,040    $   (125)    $(1,707)     $      --       $    5,208
                                          ==========    ========     =======      =========       ==========
Identifiable assets...................    $3,243,815    $ 32,045     $17,712      $ (61,367)      $3,232,205

                                                     AT OR FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                          -------------------------------------------------------------------
                                           GENERAL      MORTGAGE    CORPORATE    INTERCOMPANY
                                           BANKING      BANKING     OVERHEAD     ELIMINATIONS    CONSOLIDATED
                                          ----------    --------    ---------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
Net interest income...................    $   59,272    $  1,753     $(2,930)     $    (373)      $   57,722
Provision for loan losses.............        17,597          --          --             --           17,597
                                          ----------    --------     -------      ---------       ----------
Net interest income after provision
  for loan losses.....................        41,675       1,753      (2,930)          (373)          40,125
Noninterest income....................         2,892      12,793      10,296         (9,726)          16,255
Noninterest expense...................        34,505      10,123      12,520        (10,099)          47,049
                                          ----------    --------     -------      ---------       ----------
Income (loss) before income taxes.....        10,062       4,423      (5,154)            --            9,331
Income tax expense (benefit)..........         4,048       1,618      (1,920)            --            3,746
                                          ----------    --------     -------      ---------       ----------
     Net income (loss)................    $    6,014    $  2,805     $(3,234)     $      --       $    5,585
                                          ==========    ========     =======      =========       ==========
Identifiable assets...................    $3,527,634    $150,451     $23,490      $(104,580)      $3,596,995

                                                     AT OR FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                          -------------------------------------------------------------------
                                           GENERAL      MORTGAGE    CORPORATE    INTERCOMPANY
                                           BANKING      BANKING     OVERHEAD     ELIMINATIONS    CONSOLIDATED
                                          ----------    --------    ---------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
Net interest income...................    $   53,601    $    407     $(2,428)     $      30       $   51,610
Provision for loan losses.............        11,763          --          --             --           11,763
                                          ----------    --------     -------      ---------       ----------
Net interest income after provision
  for loan losses.....................        41,838         407      (2,428)            30           39,847
Noninterest income....................         7,683       3,535       8,725         (8,900)          11,043
Noninterest expense...................        26,489       4,213      10,660         (8,870)          32,492
                                          ----------    --------     -------      ---------       ----------
Income (loss) before income taxes.....        23,032        (271)     (4,363)            --           18,398
Income tax expense (benefit)..........         7,517        (131)     (1,150)            --            6,236
                                          ----------    --------     -------      ---------       ----------
     Net income (loss)................    $   15,515    $   (140)    $(3,213)     $      --       $   12,162
                                          ==========    ========     =======      =========       ==========
Identifiable assets...................    $3,243,815    $ 32,045     $17,712      $ (61,367)      $3,232,205

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis presents CIB Marine's consolidated financial condition as of June 30, 2003 and results of operations for the quarter and six months ended June 30, 2003. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report, as well as CIB Marine's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     - CIB Marine's ability to correct the deficiencies identified in the Memorandum;

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

     - Changes in the financial condition or operating results of one or more borrowers or related groups of borrowers or borrowers within a single industry or small geographic region where CIB Marine has a concentration of credit extended to such borrowers;

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

RESULTS OF OPERATIONS

     OVERVIEW

     CIB Marine's net income decreased $4.3 million, or 82.0%, from $5.2 million for the second quarter of 2002 to $0.9 million for the second quarter of 2003. The decrease in net income was primarily the result of a $2.7 million impairment loss associated with Canron, a $1.5 million provision for an off-balance sheet loss, and a $1.1 million increase in the provision for loan losses. Additional information about the impairment and off-balance sheet loss is discussed in "Noninterest Expense." Other factors affecting the change in net income between the periods were increases in net interest income of $2.3 million and noninterest income of $2.1 million, partially offset by an increase in operating expenses of $4.3 million.

     Diluted earnings per share decreased $0.23, or 82.1%, from $0.28 for the second quarter of 2002 to $0.05 for the second quarter of 2003. The return on average assets was 0.10% for the second quarter of 2003, as compared to 0.66% for the second quarter of 2002. The return on average equity was 1.39% for the second quarter of 2003, as compared to 8.17% for the second quarter of 2002.

     CIB Marine's net income decreased $6.6 million, or 54.1%, from $12.2 million for the six months ended June 30, 2002 to $5.6 million for the six months ended June 30, 2003. The decrease in net income was primarily the result of a $5.8 million increase in the provision for loan losses, a $2.7 million impairment loss associated with Canron, and a $2.0 million provision for an off-balance sheet loss. Additional information about these items is discussed in "Provision for Loan Losses" and "Noninterest Expense". Other factors affecting the change in net income between the periods were increases in net interest income of $6.1 million and noninterest income of $5.2 million, partially offset by an increase in operating expenses of $9.8 million.

     Diluted earnings per share decreased $0.36, or 54.5%, from $0.66 for the six months ended June 30, 2002 to $0.30 for the six months ended June 30, 2003. The return on average assets was 0.31% for the six months ended June 30, 2003 compared to 0.79% for the same period of 2002. The return on average equity was 4.19% for the six months ended June 30, 2003 compared to 9.85% for the same period of 2002.

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

     The following table sets forth the percentage change in the average balance sheet or income statement items for the June 2003 periods compared to the same periods of 2002:

                                                          QUARTER ENDED     SIX MONTHS ENDED
                                                          JUNE 30, 2003       JUNE 30, 2003
                                                        VS. JUNE 30, 2002   VS. JUNE 30, 2002
                                                        -----------------   -----------------
SELECTED AVERAGE BALANCE SHEET ITEMS
Total loans...........................................         8.19%              10.17%
Total interest-earning assets.........................        11.50               13.34
Total assets..........................................        14.37               16.11
Total deposits........................................        16.09               17.82
Total interest-bearing liabilities....................        12.83               14.57

SELECTED INCOME STATEMENT ITEMS
Net interest income (TE)..............................         8.40%              11.68%
Provision for loan losses.............................        14.05               49.60
Noninterest income....................................        35.58               47.20
Noninterest expense...................................        49.45               44.80
Net income............................................       (82.05)             (54.08)
Diluted earnings per share............................       (82.14)             (54.55)

-------------------------
(TE) Tax-equivalent basis at 35%

     CIB Marine's historical asset growth has been largely attributable to the implementation of its business strategy, which includes focusing on the development of banking relationships with small to medium-sized businesses, offering more personalized service to banking customers, hiring experienced personnel, and expanding in both new and existing markets. CIB Marine had 57 banking facilities and 895 full-time equivalent employees at June 30, 2003, as compared to 51 banking facilities and 751 full-time equivalent employees at June 30, 2002. CIB Marine opened five new branches in the second quarter of 2003, three located in Florida and two in the Chicago metropolitan area.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                             AT OR FOR THE QUARTER ENDED   AT OR FOR THE SIX MONTHS
                                                      JUNE 30,                  ENDED JUNE 30,
                                             ---------------------------   -------------------------
                                                 2003           2002          2003          2002
                                             ------------   ------------   -----------   -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENT OF INCOME DATA
  Interest and dividend income.............  $    51,772    $    51,090    $   103,463   $    99,504
  Interest expense.........................       22,644         24,275         45,741        47,894
                                             -----------    -----------    -----------   -----------
  Net interest income......................       29,128         26,815         57,722        51,610
  Provision for loan losses................        8,875          7,782         17,597        11,763
                                             -----------    -----------    -----------   -----------
    Net interest income after provision for
      loan losses..........................       20,253         19,033         40,125        39,847
  Noninterest income(1)....................        7,881          5,813         16,255        11,043
  Noninterest expense......................       25,719         17,209         47,049        32,492
                                             -----------    -----------    -----------   -----------
  Income before income taxes...............        2,415          7,637          9,331        18,398
    Income tax expense.....................        1,480          2,429          3,746         6,236
                                             -----------    -----------    -----------   -----------
      Net income...........................  $       935    $     5,208    $     5,585   $    12,162
                                             ===========    ===========    ===========   ===========
COMMON SHARE DATA
  Basic earnings per share.................  $      0.05    $      0.29    $      0.30   $      0.67
  Diluted earnings per share...............         0.05           0.28           0.30          0.66
  Dividends................................           --             --             --            --
  Book value per share.....................  $     14.52    $     14.11    $     14.52   $     14.11
  Weighted average shares
    outstanding-basic......................   18,314,607     18,217,578     18,313,713    18,056,383
  Weighted average shares
    outstanding-diluted....................   18,687,900     18,611,380     18,682,989    18,438,800
FINANCIAL CONDITION DATA
  Total assets.............................  $ 3,596,995    $ 3,232,205    $ 3,596,995   $ 3,232,205
  Loans....................................    2,686,632      2,571,589      2,686,632     2,571,589
  Securities...............................      567,900        467,527        567,900       467,527
  Deposits.................................    2,963,962      2,604,228      2,963,962     2,604,228
  Borrowings, including guaranteed trust
    preferred securities...................      312,453        347,811        312,453       347,811
  Stockholders' equity.....................      265,061        257,295        265,061       257,295
FINANCIAL RATIOS AND OTHER DATA
  Performance ratios:
    Net interest margin(2).................         3.42%          3.51%          3.43%         3.48%
    Net interest spread(3).................         3.10           3.10           3.11          3.06
    Noninterest income to average
      assets(4)............................         0.87           0.61           0.91          0.58
    Noninterest expense to average
      assets...............................         2.83           2.17           2.63          2.11
    Efficiency ratio(5)....................        68.61          53.56          62.78         52.84
    Return on average assets(6)............         0.10           0.66           0.31          0.79
    Return on average equity(7)............         1.39           8.17           4.19          9.85

                                             AT OR FOR THE QUARTER ENDED   AT OR FOR THE SIX MONTHS
                                                      JUNE 30,                  ENDED JUNE 30,
                                             ---------------------------   -------------------------
                                                 2003           2002          2003          2002
                                             ------------   ------------   -----------   -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  Asset quality ratios:
    Nonaccrual loans, restructured loans
      and loans 90 days or more past due
      and still accruing to total loans....         2.27%          2.23%          2.27%         2.23%
    Nonperforming assets and loans 90 days
      or more past due and still accruing
      to total assets......................         2.27           1.86           2.27          1.86
    Allowance for loan losses to total
      loans................................         2.25           1.63           2.25          1.63
    Allowance for loan losses to
      nonaccrual, restructured loans and
      loans 90 days or more past due and
      still accruing.......................        99.23          73.21          99.23         73.21
    Net charge-offs annualized to average
      loans................................         0.80           0.51           0.69          0.32
  Capital ratios:
    Total equity to total assets...........         7.37%          7.96%          7.37%         7.96%
    Total risk-based capital ratio.........        10.79          10.61          10.79         10.61
    Tier 1 risk-based capital ratio........         9.54           9.36           9.54          9.36
    Leverage capital ratio.................         8.53           8.94           8.53          8.94
  Other data:
    Number of employees (full-time
      equivalent)(8).......................          895            751            895           751
    Number of banking facilities...........           57             51             57            51

-------------------------
(1) Noninterest income includes pre-tax gains on investment securities of $1.0 million for the quarter ended June 30, 2002 and $2.1 million for the six months ended June 30, 2002.

(2) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

(3) Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

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

(8) Does not include employees of companies held for disposal of 712 in 2003 and 40 in 2002.

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

                                                                    QUARTER ENDED JUNE 30,
                                         -----------------------------------------------------------------------------
                                                         2003                                    2002
                                         -------------------------------------   -------------------------------------
                                          AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                          BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                         ----------   -----------   ----------   ----------   -----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE)
Securities:
  Taxable..............................  $  492,794     $ 3,635        2.95%     $  462,985     $ 5,506        4.76%
  Tax-exempt...........................      62,204         882        5.67          57,788         997        6.90
                                         ----------     -------        ----      ----------     -------       -----
  Total securities.....................     554,998       4,517        3.26         520,773       6,503        5.00
Loans(1)(2):
  Commercial...........................     774,930      12,407        6.42         809,820      13,035        6.46
  Commercial real estate...............   1,915,117      32,454        6.80       1,665,345      30,418        7.33
  Consumer.............................      53,392         857        6.44          60,653       1,010        6.68
                                         ----------     -------        ----      ----------     -------       -----
    Total loans........................   2,743,439      45,718        6.68       2,535,818      44,463        7.03
  Federal funds sold...................      36,949         142        1.54          30,015         150        2.00
  Loans held for sale..................     138,705       1,872        5.41          29,261         470        6.44
                                         ----------     -------        ----      ----------     -------       -----
    Total interest-earning assets
      (TE).............................   3,474,091      52,249        6.03       3,115,867      51,586        6.64
                                                        -------        ----                     -------       -----
NONINTEREST-EARNING ASSETS
Cash and due from banks................      51,024                                  29,153
Premises and equipment.................      29,506                                  27,919
Allowance for loan losses..............     (60,327)                                (38,728)
Accrued interest receivable and other
  assets...............................     146,805                                  49,339
                                         ----------                              ----------
  Total noninterest-earning assets.....     167,008                                  67,683
                                         ----------                              ----------
  Total assets.........................  $3,641,099                              $3,183,550
                                         ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits.....  $   67,807     $   180        1.06%     $   58,194     $   150        1.03%
  Money market deposits................     410,373       1,832        1.79         243,428       1,214        2.00
  Other savings deposits...............     240,910       1,197        1.99         102,929         582        2.27
  Time deposits(5).....................   2,044,393      16,923        3.32       1,993,886      19,433        3.91
                                         ----------     -------        ----      ----------     -------       -----
    Total interest-bearing deposits....   2,763,483      20,132        2.92       2,398,437      21,379        3.58
Borrowings -- short-term...............     231,723         915        1.58         267,012       1,508        2.27
Borrowings -- long-term(5).............      47,112         294        2.50          44,126         326        2.96
Guaranteed trust preferred
  Securities...........................      60,000       1,303        8.69          40,000       1,062       10.62
                                         ----------     -------        ----      ----------     -------       -----
  Total borrowed funds.................     338,835       2,512        2.97         351,138       2,896        3.30
  Total interest-bearing Liabilities...   3,102,318      22,644        2.93       2,749,575      24,275        3.54
                                                        -------        ----                     -------       -----
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits....     206,132                                 159,483
Accrued interest and other
  liabilities..........................      62,000                                  18,676
                                         ----------                              ----------
    Total noninterest-bearing
      liabilities......................     268,132                                 178,159
                                         ----------                              ----------
Stockholders' equity...................     270,649                                 255,816
                                         ----------                              ----------
  Total liabilities and stockholders'
    equity.............................  $3,641,099                              $3,183,550
                                         ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD(3).......................                 $29,605        3.10%                    $27,311        3.10%
                                                        =======        ====                     =======       =====
NET INTEREST MARGIN (TE)(4)............                                3.42%                                   3.51%
                                                                       ====                                   =====

-------------------------

(TE) Tax-equivalent basis of 35%

(1) Loan balance totals include nonaccrual loans.

(2) Interest earned on loans include amortized loan fees of $2.4 million and $2.5 million for the quarters ended June 30, 2003 and 2002, respectively.

(3) Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(4) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

(5) Interest rates and amounts include the effects of derivatives entered into for interest rate risk management.

                                                                   SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------------------------------------------------
                                                         2003                                    2002
                                         -------------------------------------   -------------------------------------
                                          AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                                          BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                                         ----------   -----------   ----------   ----------   -----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS (TE)
Securities:
  Taxable..............................  $  472,495    $  7,271        3.08%     $  430,966     $10,681        4.96%
  Tax-exempt...........................      61,637       1,772        5.75          57,780       1,999        6.92
                                         ----------    --------        ----      ----------     -------       -----
  Total securities.....................     534,132       9,043        3.39         488,746      12,680        5.19
Loans(1)(2):
  Commercial...........................     780,558      24,883        6.43         821,091      26,388        6.48
  Commercial real estate...............   1,910,327      64,795        6.84       1,609,057      58,160        7.29
  Consumer.............................      55,256       1,771        6.46          62,587       2,006        6.46
                                         ----------    --------        ----      ----------     -------       -----
    Total loans........................   2,746,141      91,449        6.72       2,492,735      86,554        7.00
  Federal funds sold...................      33,101         272        1.66          35,651         341        1.93
  Loans held for sale..................     135,342       3,659        5.45          25,701         862        6.76
                                         ----------    --------        ----      ----------     -------       -----
    Total interest-earning assets
      (TE).............................   3,448,716     104,423        6.10       3,042,833     100,437        6.65
                                                       --------        ----                     -------       -----
NONINTEREST-EARNING ASSETS
Cash and due from banks................      49,336                                  28,987
Premises and equipment.................      28,883                                  27,873
Allowance for loan losses..............     (57,721)                                (37,358)
Accrued interest receivable and other
  assets...............................     143,077                                  48,736
                                         ----------                              ----------
  Total noninterest-earning assets.....     163,575                                  68,238
                                         ----------                              ----------
  Total assets.........................  $3,612,291                              $3,111,071
                                         ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits:
  Interest-bearing demand deposits.....  $   65,374    $    341        1.05%     $   58,075     $   296        1.03%
  Money market deposits................     400,094       3,596        1.81         244,140       2,308        1.91
  Other savings deposits...............     228,372       2,285        2.02          82,582         874        2.13
  Time deposits(5).....................   2,030,202      34,256        3.40       1,943,411      38,555        4.00
                                         ----------    --------        ----      ----------     -------       -----
    Total interest-bearing deposits....   2,724,042      40,478        3.00       2,328,208      42,033        3.64
Borrowings -- short-term...............     251,552       2,052        1.64         275,665       3,018        2.21
Borrowings -- long-term(5).............      47,095         588        2.52          46,690         719        3.11
Guaranteed trust preferred
  Securities...........................      60,000       2,623        8.74          40,000       2,124       10.62
                                         ----------    --------        ----      ----------     -------       -----
  Total borrowed funds.................     358,647       5,263        2.95         362,355       5,861        3.25
  Total interest-bearing liabilities...   3,082,689      45,741        2.99       2,690,563      47,894        3.59
                                                       --------        ----                     -------       -----
NONINTEREST-BEARING LIABILITIES
Noninterest-bearing demand deposits....     200,177                                 153,820
Accrued interest and other
  liabilities..........................      60,808                                  17,780
                                         ----------                              ----------
    Total noninterest-bearing
      liabilities......................     260,985                                 171,600
                                         ----------                              ----------
Stockholders' equity...................     268,617                                 248,908
                                         ----------                              ----------
  Total liabilities and stockholders'
    equity.............................  $3,612,291                              $3,111,071
                                         ==========                              ==========
NET INTEREST INCOME (TE) AND INTEREST
  RATE SPREAD(3).......................                $ 58,682        3.11%                    $52,543        3.06%
                                                       ========        ====                     =======       =====
NET INTEREST MARGIN (TE)(4)............                                3.43%                                   3.48%
                                                                       ====                                   =====

-------------------------

(TE) Tax-equivalent basis of 35%

(1) Loan balance totals include nonaccrual loans.

(2) Interest earned on loans include amortized loan fees of $5.1 million and $4.9 million for the six months ended June 30, 2003 and 2002, respectively.

(3) Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(4) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average earning assets.

(5) Interest rates and amounts include the effects of derivatives entered into for interest rate risk management.

     Net interest income on a tax-equivalent basis increased $2.3 million, or 8.4%, from $27.3 million for the second quarter of 2002 to $29.6 million for the second quarter of 2003. Net interest income on a tax-equivalent basis increased $6.1 million, or 11.7%, from $52.5 million for the six months ended June 30, 2002 to $58.7 million for the six months ended June 30, 2003. The increase in net interest revenue was primarily volume related as CIB Marine's average earnings assets grew by $358.2 million, or 11.5%, from the second quarter of 2002 to the second quarter of 2003, and $405.9 million, or 13.3%, from the first six months of 2002 to the first six months of 2003. The principal source of this growth occurred in CIB Marine's commercial real estate loans and loans held for sale. Asset growth was primarily funded by increases in deposit liabilities. Declining net interest margins partially offset the positive impact of increased average earning assets in both the three and six-month periods.

     CIB Marine's net interest rate spread was 3.10% for both the second quarter of 2003 and 2002. The net interest spread increased five basis points from 3.06% for the six months ended June 30, 2002 to 3.11% for the six months ended June 30, 2003. The net interest margin decreased nine basis points from 3.51% for the second quarter of 2002 to 3.42% for the second quarter of 2003 and decreased by five basis points from 3.48% for the six months ended June 30, 2002 to 3.43% for the six months ended June 30, 2003. While interest rate spreads improved during 2003, the contribution to net interest margin attributable to interest-free funds supporting earning assets was an offsetting factor. Earning assets funded by interest free sources eliminates the need to incur interest expense on other funding sources. This benefit declined in 2003 due to both the reduction in the interest rate on alternative funding sources and a lower percentage of earning assets funded by interest-free funding sources.

     Total interest income, on a tax-equivalent basis, increased $0.6 million, or 1.3%, from $51.6 million for the second quarter of 2002 to $52.2 million for the second quarter of 2003. The increase was primarily the result of an 11.5% increase in average interest-earning assets partially offset by a 61 basis point decrease in the yield on interest-earning assets. Interest income on loans increased by 2.8% due to higher average loan balances partially offset by a 35 basis point decline in the loan yield. Interest income on securities declined 30.6% due to lower yields partially offset by higher average investment balances. Increased prepayments on mortgage backed securities has resulted in accelerated amortization of purchase premiums and lower yields. Interest income on loans held for sale increased by $1.4 million, or 298.3%, due primarily to higher average balances.

     For the six-month period, total interest income, on a tax-equivalent basis, increased $4.0 million, or 4.0%, from $100.4 million for the six months ended June 30, 2002 to $104.4 million in 2003. The increase was primarily the result of a 13.3% increase in average interest-earning assets partially offset by a 55 basis point decrease in the yield on interest-earning assets. Interest income on loans increased by 5.7% due to higher average loan balances partially offset by a 28 basis point decline in the loan yield. Interest income on securities declined 28.7% due to lower yields partially offset by higher average investment balances. Increased prepayments on mortgage backed securities has resulted in accelerated amortization of purchase premiums and lower yields. Interest income on loans held for sale increased by $2.8 million, or 324.5%, due primarily to higher average balances.

     Total interest expense decreased $1.6 million, or 6.7%, from $24.3 million in the second quarter of 2002 to $22.6 million in the second quarter of 2003. This reduction was primarily the result of a 61 basis point decline in the rate paid on total interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities. Interest expense on deposits decreased 5.8% due to lower interest rates paid partially offset by an increase in average deposit balances. Interest expense on borrowed funds declined 13.3% primarily as a result of a reduction in the rate paid on borrowed funds partially offset by an increase in the average balances of guaranteed trust preferred securities.

     For the six-month period, total interest expense decreased $2.2 million, or 4.5%, from $47.9 million for the six months ended June 30, 2002 to $45.7 million in 2003. This reduction was primarily the result of a 60 basis point decline in the rate paid on interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities. Interest expense on deposits decreased by 3.7% due to lower interest rates paid partially offset by an increase in average deposit balances. Interest expense on borrowed funds declined by 10.2% due to lower interest rates paid on borrowed funds partially offset by an increase in the average balances of guaranteed trust preferred securities.

     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:

                              QUARTER ENDED JUNE 30, 2003 COMPARED TO    SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO
                                  QUARTER ENDED JUNE 30, 2002(1)             SIX MONTHS ENDED JUNE 30, 2002(1)
                             -----------------------------------------   ------------------------------------------
                             VOLUME      RATE      TOTAL     % CHANGE     VOLUME      RATE      TOTAL     % CHANGE
                             -------   --------   --------   ---------   --------   --------   --------   ---------
                                                             (DOLLARS IN THOUSANDS)
INTEREST INCOME (TE)
Securities -- taxable......  $  335    $(2,206)   $(1,871)    (33.98)%   $   950    $(4,360)   $(3,410)    (31.93)%
Securities -- tax-exempt...      72       (188)      (116)    (11.60)        128       (355)      (227)    (11.35)
                             ------    -------    -------     ------     -------    -------    -------     ------
  Total securities.........     407     (2,394)    (1,987)    (30.55)      1,078     (4,715)    (3,637)    (28.68)
Commercial.................    (559)       (69)      (628)     (4.82)     (1,294)      (211)    (1,505)     (5.70)
Commercial real estate.....   4,340     (2,304)     2,036       6.69      10,385     (3,750)     6,635      11.41
Consumer...................    (118)       (35)      (153)    (15.15)       (235)        --       (235)    (11.71)
                             ------    -------    -------     ------     -------    -------    -------     ------
  Total loans..............   3,663     (2,408)     1,255       2.82       8,856     (3,961)     4,895       5.66
Federal funds sold.........      31        (39)        (8)     (5.33)        (23)       (46)       (69)    (20.23)
Loans held for sale........   1,489        (87)     1,402     298.30       2,995       (198)     2,797     324.48
                             ------    -------    -------     ------     -------    -------    -------     ------
  Total interest income
    (TE)...................   5,590     (4,928)       662       1.28      12,906     (8,920)     3,986       3.97
                             ------    -------    -------     ------     -------    -------    -------     ------
INTEREST EXPENSE
Interest-bearing demand
  deposits.................      26          4         30      20.00          38          7         45      15.20
Money market deposits......     756       (138)       618      50.91       1,408       (120)     1,288      55.81
Other savings deposits.....     694        (79)       615     105.67       1,461        (50)     1,411     161.44
Time deposits..............     481     (2,991)    (2,510)    (12.92)      1,662     (5,961)    (4,299)    (11.15)
                             ------    -------    -------     ------     -------    -------    -------     ------
  Total deposits...........   1,957     (3,204)    (1,247)     (5.83)      4,569     (6,124)    (1,555)     (3.70)
Borrowings -- short-term...    (181)      (412)      (593)    (39.32)       (247)      (719)      (966)    (32.01)
Borrowings -- long-term....      21        (53)       (32)     (9.82)          6       (137)      (131)    (18.22)
Guaranteed trust preferred
  securities...............     460       (219)       241      22.69         923       (424)       499      23.49
                             ------    -------    -------     ------     -------    -------    -------     ------
  Total borrowed funds.....     300       (684)      (384)    (13.26)        682     (1,280)      (598)    (10.20)
                             ------    -------    -------     ------     -------    -------    -------     ------
  Total interest expense...   2,257     (3,888)    (1,631)     (6.72)      5,251     (7,404)    (2,153)     (4.50)
                             ------    -------    -------     ------     -------    -------    -------     ------
  NET INTEREST INCOME
    (TE)...................  $3,333    $(1,040)   $ 2,293       8.40%    $ 7,655    $(1,516)   $ 6,139      11.68%
                             ======    =======    =======     ======     =======    =======    =======     ======

-------------------------

(TE) Tax-equivalent basis of 35%.

(1) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses represents charges made to earnings in order to maintain an allowance for loan losses. The provision for loan losses was $8.9 million for the second quarter of 2003, as compared to $7.8 million for the same period of 2002, representing an increase of 14.0%. For the six-month period ended June 30, 2003, the provision for loan losses was $17.6 million, as compared to $11.8 million for the same period of 2002, representing an increase of 49.6%. The increase in the provision was the result of increases in net charge-offs, nonperforming loans, loans 90 days or more past due and still accruing, the credit risk associated with certain borrowing relationships and industry concentrations, and certain risks associated with the growth of the loan portfolio. See, "Allowance for Loan Losses and Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest" for more information.

     NONINTEREST INCOME

     The following table presents the significant components of noninterest income:

                                                    QUARTER ENDED    SIX MONTHS ENDED
                                                      JUNE 30,           JUNE 30,
                                                   ---------------   -----------------
                                                    2003     2002     2003      2002
                                                   ------   ------   -------   -------
                                                         (DOLLARS IN THOUSANDS)
Loan fees........................................  $  463   $  971   $ 1,334   $ 2,193
Mortgage banking revenue.........................   6,328    1,998    12,819     3,561
Deposit service charges..........................     852      820     1,785     1,589
Other service fees...............................      96       66       189       143
Gain (loss) on sale of assets....................      45      (11)      (26)      (35)
Income (loss) attributable to companies held for
  disposal.......................................     (50)     431      (300)      835
Other income.....................................     147      546       454       661
Gain on investment securities, net...............      --      992        --     2,096
                                                   ------   ------   -------   -------
                                                   $7,881   $5,813   $16,255   $11,043
                                                   ======   ======   =======   =======

     Noninterest income increased $2.1 million, or 35.6% from $5.8 million for the second quarter of 2002 to $7.9 million for the second quarter 2003. This increase was primarily due to increased mortgage banking revenue, partially offset by lower securities gains and the net loss on companies held for disposal in 2003 compared to income in 2002.

     Mortgage banking revenue increased $4.3 million, or 216.7%, from $2.0 million for the second quarter of 2002 to $6.3 million for the second quarter of 2003. This increase was due to both the favorable mortgage-lending environment resulting from low mortgage rates and the acquisition of the business of a mortgage banking company in December of 2002. Revenue produced from this acquired business contributed approximately 32% of the revenue growth between the two periods.

     Loan fees declined $0.5 million, or 52.3%, from $1.0 million for the second quarter of 2002 to $0.5 million for the second quarter of 2003. The one-time nature of some fees reduced 2003 loan fee revenue.

     Income from companies held for disposal includes CIB Marine's equity portion of these companies' pre-tax income or loss. See Note 5 to the Consolidated Financial Statements and "Companies Held For Disposal" for a discussion of these companies. The loss in 2003 is primarily attributable to the pre-tax loss of Canron, which was acquired in the fourth quarter of 2002.

     Other income declined $0.4 million, or 73.1%, from $0.5 million for the second quarter of 2002 to $0.1 million for the second quarter of 2003. This reduction was due to a lower level of equity income from limited partnership investments.

     Noninterest income increased $5.2 million, or 47.2%, from $11.0 million for the six months ended June 30, 2002 to $16.3 million for the six months ended June 30 2003. This increase was primarily due to increased mortgage banking revenue, partially offset by lower securities gains and the net loss on companies held for disposal.

     Mortgage banking revenue increased $9.3 million, or 260.0%, from $3.6 million for the six months ended June 30, 2002 to $12.8 million for the six months ended June 30, 2003. This increase was due to both the favorable mortgage-lending environment resulting from low mortgage rates and the acquisition of the business of a mortgage banking company in December of 2002. Revenue produced from this acquired business contributed approximately 31% of the revenue growth between the two periods.

     Loan fees declined $0.9 million, or 39.2%, from $2.2 million for the six months ended June 30, 2002 to $1.3 million for the six months ended June 30, 2003. The one-time nature of some fees reduced 2003 loan fee revenue.

     Deposit service charges increased $0.2 million, or 12.3%, from $1.6 million for the six months ended June 30, 2002 to $1.8 million for the six months ended June 30, 2003. Increased demand deposit accounts were the primary factor.

     Income from companies held for disposal includes CIB Marine's equity portion of these companies' pre-tax income or loss. See Note 5 to the Consolidated Financial Statements and "Companies Held For Disposal" for a discussion of these companies. The loss in 2003 is attributable to the pre-tax loss of Canron, which was acquired in the fourth quarter of 2002, and a lower level of pre-tax earnings of MICR.

     NONINTEREST EXPENSE

     The following table presents the significant components of noninterest expense:

                                                   QUARTER ENDED     SIX MONTHS ENDED
                                                     JUNE 30,            JUNE 30,
                                                 -----------------   -----------------
                                                  2003      2002      2003      2002
                                                 -------   -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
Compensation and employee benefits.............  $12,750   $10,155   $25,686   $19,932
Equipment......................................    1,353     1,165     2,641     2,340
Occupancy and premises.........................    1,282     1,097     2,560     2,155
Professional services..........................      851       921     1,555     1,352
Advertising/marketing..........................      327       361       598       765
Amortization of intangibles....................      129        90       256       213
Telephone & data communications................      558       569     1,125     1,055
Mortgage banking expense.......................    1,614       704     3,087       984
Loan collection expense........................      434       184       866       215
Impairment loss................................    2,748        --     2,748        --
Provision for off-balance sheet losses.........    1,500        --     2,000        --
Other expense..................................    2,173     1,963     3,927     3,481
                                                 -------   -------   -------   -------
                                                 $25,719   $17,209   $47,049   $32,492
                                                 =======   =======   =======   =======

     Total noninterest expense increased $8.5 million, or 49.5%, from $17.2 million for the second quarter of 2002 to $25.7 million for the second quarter of 2003. The increase was primarily due to an impairment loss recorded on Canron, an additional provision for an off-balance sheet loss, and increased expenses related to growth and increased mortgage banking activities.

     Compensation and employee benefits expense is the largest component of noninterest expense and represented 49.6% of total noninterest expense for the second quarter of 2003 compared to 59.0% for the second quarter of 2002. Compensation and employee benefits expense increased $2.6 million, or 25.6%, from $10.2 million for the second quarter of 2002, to $12.8 million for the second quarter of 2003. Approximately two-thirds of the increase was due to the expanded operations and volumes associated with CIB Marine's mortgage banking activities. Additional factors were increased staffing to accommodate growth, hiring of additional management and technical personnel, and increased salary levels of existing personnel. The total number of full-time equivalent employees increased 19.2% from 751 at June 30, 2002 to 895 at June 30, 2003.

     Equipment expense increased $0.2 million, or 16.1%, from $1.2 million for the second quarter of 2002 to $1.4 million for the second quarter of 2003. The increase was primarily due to higher computer software related costs.

     Occupancy and premises expense increased $0.2 million, or 16.9%, from $1.1 million for the second quarter of 2002 to $1.3 million for the second quarter of 2003. Increased costs associated with the opening of new branches was a contributing factor.

     Mortgage banking expense increased $0.9 million, from $0.7 million for the second quarter of 2002 to $1.6 million for the second quarter of 2003. These expenses, which include such costs as appraisals, investor fees, and other closing costs, are volume related and reflect the increased volume of loans sold.

     Loan collection expense increased $0.2 million from $0.2 million for the second quarter of 2002 to $0.4 million for the second quarter of 2003. Costs increased due to the higher level of nonperforming assets.

     An impairment loss of $2.7 million was recorded in the second quarter of 2003 to reduce CIB Marine's net investment in Canron to $0.9 million, its expected net realizable value. See "Companies Held For Disposal" for a discussion of Canron.

     An additional provision for off-balance sheet losses of $1.5 million was recorded in the second quarter of 2003 related to a $7.5 million collateralized stand-by letter of credit to a company which has ceased operations. The stand-by letter of credit was unfunded at June 30, 2003. The total reserve for this letter of credit at June 30, 2003 was $3.0 million. Although CIB Marine has established a reserve for the letter of credit, it cannot provide assurances that the collateral value will be maintained or that there will not be additional losses with respect to this relationship.

     The efficiency ratio was 68.61% for the second quarter of 2003, compared to 53.56% for the second quarter 2002. Total noninterest expense as a percentage of average assets was 2.83% for the second quarter of 2003 and 2.17% for the same period of 2002. The increase in these ratios was in part due to the additional expense associated with the impairment and off-balance sheet losses recorded in 2003.

     Total noninterest expense increased $14.6 million, or 44.8%, from $32.5 million for the six months ended June 30, 2002 to $47.0 million for the six months ended June 30, 2003. Increased costs related to growth and mortgage banking activities, along with the Canron impairment and the off-balance sheet provision, were contributing factors to the increase in noninterest expense.

     Compensation and employee benefits expense represented 54.6% of total noninterest expense for the six months ended June 30, 2003 compared to 61.3% for the same period of 2002. Compensation and employee benefits expense increased $5.8 million, or 28.9%, from $19.9 million for the six months ended June 30, 2002, to $25.7 million in the same period of 2003. Approximately one-half of the increase was due to the expanded operations and volumes associated with CIB Marine's mortgage banking activities. Additional factors were increased staffing to accommodate growth, hiring of additional management and technical personnel, and increased salary levels of existing personnel. The total number of full-time equivalent employees increased 19.2% from 751 at June 30, 2002 to 895 at June 30, 2003.

     Equipment expense increased $0.3 million, or 12.9% from $2.3 million for the six months ended June 30, 2002 to $2.6 million in the same period of 2003. The increase was primarily due to higher computer software related costs.

     Occupancy and premises expense increased $0.4 million, or 18.8%, from $2.2 million for the six months ended June 30, 2002 to $2.6 million in the same period of 2003. Increased costs associated with the opening of new branches was a contributing factors.

     Mortgage banking expense increased $2.1 million, from $1.0 million for the six months ended June 30, 2002 to $3.1 million in the same period of 2003. These expenses, which include such costs as appraisals, investor fees, and other closing costs, are volume related and reflect the increased volume of loans sold.

     Loan collection expense increased $0.7 million primarily due to the level of nonperforming assets.

     An additional provision for off-balance sheet losses of $2.0 million was recorded in the first half of 2003 related to a $7.5 million collateralized stand-by letter of credit to a company which has ceased operations. The stand-by letter of credit was unfunded at June 30, 2003. The total reserve for this letter of credit at June 30, 2003 was $3.0 million. Although CIB Marine has established a reserve for the letter of credit, it cannot provide assurances that the collateral value will be maintained or that there will not be additional losses with respect to this relationship.

     The efficiency ratio was 62.78% for the six months ended June 30, 2003, compared to 52.84% for the same period of 2002. Total noninterest expense as a percentage of average assets was 2.63% for the six months ended June 30, 2003 and 2.11% for the same period of 2002. The increase in these ratios was in part due to the additional expense associated with the impairment and off-balance sheet losses recorded in 2003.

     INCOME TAXES

     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates for the second quarter of 2003 and 2002 were 61.3% and 31.8%, respectively. The effective tax rates for the six months ended June 30, 2003 and 2002 were 40.1% and 33.9%, respectively. The increase in the effective tax rates was primarily due to the inability to recognize a tax benefit for the $2.7 million Canron impairment loss in the second quarter of 2003. Excluding the impairment loss, the effective tax rate would have been 28% for the second quarter of 2003 and 31.0% for the six months ended June 30, 2003. Partially offsetting this factor were reductions in the effective tax rate resulting from lower income before taxes, the increase in the percentage of tax-exempt municipal interest as compared to pre-tax income, low-income housing tax credits, and the implementation of certain tax planning strategies relative to state income taxes.

FINANCIAL CONDITION

     OVERVIEW

     CIB Marine's total assets decreased $68.6 million, or 1.9%, from $3.7 billion at December 31, 2002 to $3.6 billion at June 30, 2003. The reduction in total assets was primarily due to an $80.5 million reduction in loans held for sale and a $20.9 million reduction in loans, partially offset by a $53.9 million increase in securities. Deposits increased by $115.6 million, or 4.1%, while short-term borrowings were reduced by $182.1 million.

     LOANS HELD FOR SALE

     Loans held for sale, which are comprised primarily of residential first mortgage loans, decreased $80.5 million, from $228.1 million at December 31, 2002 to $147.7 million at June 30, 2003. The year-end balance was unusually high due to increases in the volume of loans originated and purchased for resale and an increase in the number of days CIB Marine was required to fund the loans prior to being purchased by the secondary market investor. The increase in funding time was primarily the result of the increase in the volume of loans being processed and purchased by secondary market investors. CIB Marine originated $279.0 million, purchased $918.2 million, and sold $1.3 billion of loans held for sale during the six months ended June 30, 2003 as compared to originations, purchases and sales of $101.1 million, $335.2 million and $441.1 million, respectively, during the same period of 2002. The mortgage banking operations acquired in the fourth quarter of 2002 accounted for $224.8 million, or 18.8%, of total mortgage originations and purchases during the first half of 2003.

     SECURITIES

     Total securities at June 30, 2003, were $567.9 million, an increase of $53.9 million, or 10.5%, from $514.0 million at December 31, 2002. The ratio of total securities to total assets was 15.8% at June 30, 2003, as compared to 14.0% at December 31, 2002. The increase in the securities portfolio was due primarily to CIB Marine's strategy to increase the ratio of liquid assets to total assets.

     As of June 30, 2003, $505.4 million, or 89.0%, of the securities portfolio was classified as available for sale and $62.5 million, or 11.0%, of the portfolio was classified as held to maturity. At December 31, 2002, 86.4% was classified as available for sale and 13.6% was classified as held to maturity. The increase in the percentage of securities classified as available for sale reflects CIB Marine's decision to make a larger percentage of the securities portfolio available to meet its liquidity needs, if necessary, and to provide the opportunity to react to changes in market interest rates and changes in the spread relationship between alternative investments.

     At June 30, 2003, the net unrealized gain on the available for sale securities was $2.1 million, compared to $4.7 million at December 31, 2002.

     LOANS

     Loans, net of the allowance for loan losses, were $2.6 billion at June 30, 2003, a decrease of $29.1 million, or 1.1%, from December 31, 2002, and represented 73.0% of CIB Marine's total assets at June 30, 2003, and 72.4% at December 31, 2002. The reduction in loans was in part attributable to the transfer through foreclosure of $18.2 million of loan balances to foreclosed properties and, $10.5 million in loan charge-offs. In addition, more stringent loan standards and an increased focus on the existing portfolio has resulted in a reduced level of loan growth.

     CREDIT CONCENTRATIONS

     Pursuant to CIB Marine's loan policy, a concentration of credit is deemed to exist when the total credit relationship to one borrower, a related group of borrowers, or borrowers within or dependent upon a related industry, exceeds 25% of the stockholders' equity of CIB Marine. At June 30, 2003, CIB Marine had four secured borrowing relationships that exceeded 25% of stockholders' equity. These relationships include:

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of June 30, 2003, was $116.0 million, or 43.7%, of CIB Marine's stockholders' equity and 4.3% of total loans. The aggregate principal amount actually drawn and outstanding was $97.5 million at June 30, 2003. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. At June 30, 2003, $11.6 million of the loans to this borrower and its related interests were 30 to 89 days past due. At August 12, 2003, none of the loans to this borrower and its related interests were 30 days or more past due.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of June 30, 2003, was $113.1 million, or 42.7%, of CIB Marine's stockholders' equity and 4.2% of total loans. The aggregate principal amount actually drawn and outstanding was $105.1 million at June 30, 2003. The majority of these loans are in the nursing/convalescent home industry. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets including stock in a community bank. At June 30, 2003, $1.3 million of the loans to this borrower and its related interests were 30 to 89 days past due. At August 12, 2003, none of the loans to this borrower and its related interests were 30 days or more past due.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of June 30, 2003, was $82.5 million, or 31.1%, of CIB Marine's stockholders' equity and 3.1% of total loans. The aggregate principal amount actually drawn and outstanding was $75.2 million at June 30, 2003. The majority of these loans are in the commercial real estate development and the nursing/convalescent home industries. These loans are primarily secured by first mortgages on commercial real estate and security interests in other business assets. At June 30, 2003, all of the loans to this borrower and its related interests were current.

     - Loans to a borrower, and its related interests, whose total outstanding lending commitment, including lines of credit which have not been fully drawn, as of June 30, 2003, was $72.1 million, or 27.2%, of CIB Marine's stockholders' equity and 2.7% of total loans. The aggregate principal amount actually drawn and outstanding was $51.6 million at June 30, 2003. The majority of these loans are commercial real estate and construction loans. These loans are primarily secured by first mortgages on commercial real estate. At June 30, 2003, $2.0 million of the loans to this borrower and its related interests were 30 to 89 days. At August 12, 2003, none of the loans to this borrower and its related interests were 30 days or more past due.

     Approximately $27.5 million of the above described outstanding loan commitments are counted in more than one of the described relationships. Total outstanding lending commitments of the above described relationships were $383.7 million, $391.3 million and $373.6 million at June 30, 2003, March 31, 2003 and December 31, 2002, respectively. The total principal amount drawn and outstanding by the above described relationships were $329.4 million, $341.9 million and $314.1 million as of June 30, 2003, March 31, 2003 and December 31, 2002, respectively.

     At June 30, 2003, CIB Marine also had credit relationships within five industries or industry groups that exceeded 25% of its stockholders' equity. The total outstanding balance to commercial real estate developers, investors and contractors was $505.3 million, or 18.8% of total loans and 190.6% of stockholders' equity. The total outstanding balance to residential real estate developers, investors and contractors was $653.5 million, or 24.3% of total loans and 246.6% of stockholders' equity. The total outstanding balance of loans made in the motel and hotel industry was $220.3 million, or 8.2% of total loans and 83.1% of stockholders' equity. The total outstanding balance of loans made in the nursing/convalescent home industry was $132.4 million, or 4.9% of total loans and 49.9% of stockholders' equity. The total outstanding balance of loans made in the health care facility industry was $112.1 million, or 4.2% of total loans and 42.3% of stockholders' equity.

     ALLOWANCE FOR LOAN LOSSES

     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At June 30, 2003 the allowance for loan losses was $60.6 million, or 2.25% of total loans, compared to $52.4 million, or 1.93% of total loans at December 31, 2002 and $41.9 million, or 1.63% of total loans at June 30, 2002. The increase in the allowance was primarily the result of increases in nonperforming loans, loans 90 days or more past due and still accruing and the credit risk associated with certain borrowing relationships and industry concentrations. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the second quarter of 2003 were $6.1 million, while recoveries were $0.7 million, as compared to $3.5 million and $0.3 million, respectively, for the same period of 2002. Total charge-offs for the six months ended June 30, 2003 and 2002 were $10.5 million and $4.3 million, respectively, while total recoveries were $1.1 million and $0.3 million, respectively. The increase in charge-offs during 2003 was primarily associated with three lending relationships.

     The ratio of the allowance to nonaccrual, restructured and loans 90 days or more past due and still accruing was 99.2% at June 30, 2003 compared to 72.7% at March 31, 2003, 113.3% at December 31, 2002 and 73.2% at June 30, 2002. The
reduction in this ratio from December 31, 2002 to June 30, 2003 primarily resulted from the higher levels of nonaccrual and past due loans on June 30, 2003. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance or downgrade loan ratings, which may result in additional provisions to the allowance, based upon their judgments about information available to them at the time of their examination.

     The following table summarizes changes in the allowance for loan losses:

                                               QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               -----------------------   -------------------------
                                                  2003         2002         2003          2002
                                               ----------   ----------   -----------   -----------
                                                             (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD...............  $   57,127   $   37,331   $   52,369    $   34,078
LOANS CHARGED-OFF
Commercial...................................        (591)      (2,676)      (4,843)       (3,112)
Factored receivables.........................         (39)          --          (95)           --
Commercial real estate.......................      (5,489)        (771)      (5,559)       (1,022)
Commercial real estate construction..........          --           --           --            --
Residential real estate......................          (6)         (31)          (6)          (61)
Home equity..................................          --           --           --            --
Consumer.....................................          (4)         (26)         (16)          (79)
                                               ----------   ----------   ----------    ----------
     TOTAL LOANS CHARGED-OFF.................      (6,129)      (3,504)     (10,519)       (4,274)
                                               ----------   ----------   ----------    ----------
RECOVERIES OF LOANS CHARGED-OFF
Commercial...................................         661          263        1,058           295
Factored receivables.........................          --           --           --            --
Commercial real estate.......................          12           --           19             1
Commercial real estate construction..........          --           --           --            --
Residential real estate......................           3           13            3            13
Home equity..................................          --           --           --            --
Consumer.....................................           2           20           24            29
                                               ----------   ----------   ----------    ----------
     TOTAL LOAN RECOVERIES...................         678          296        1,104           338
                                               ----------   ----------   ----------    ----------
NET LOANS CHARGED-OFF........................      (5,451)      (3,208)      (9,415)       (3,936)
Provision for loan losses....................       8,875        7,782       17,597        11,763
                                               ----------   ----------   ----------    ----------
BALANCE AT END OF PERIOD.....................  $   60,551   $   41,905   $   60,551    $   41,905
                                               ==========   ==========   ==========    ==========
Total loans..................................  $2,686,632   $2,571,589   $2,686,632    $2,571,589
Average total loans..........................   2,743,439    2,535,818    2,746,141     2,492,735
RATIOS
Allowance for loan losses to total loans.....        2.25%        1.63%        2.25%         1.63%
Allowance for loan losses to nonaccrual,
  restructured loans and 90 days or more past
  due and still accruing loans...............       99.23        73.21        99.23         73.21
Net charge-offs annualized to average loans:
     Commercial..............................       (0.02)        1.20         1.00          0.69
     Commercial real estate..................        1.15         0.19         0.58          0.13
     Consumer................................        0.04         0.16        (0.02)         0.32
     Total loans.............................        0.80         0.51         0.69          0.32
Ratio of recoveries to loans charged-off.....       11.06         8.45        10.50          7.91

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

     The following table summarizes the composition of CIB Marine's nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

                                                           JUNE 30,    DECEMBER 31,    JUNE 30,
                                                             2003          2002          2002
                                                          ----------   ------------   ----------
                                                                  (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
Nonaccrual Loans:
  Commercial............................................  $   23,614    $   15,028    $   28,749
  Factored receivables..................................          --            --            --
  Commercial real estate................................      11,834        15,468        16,149
  Commercial real estate construction...................      10,950         5,221         5,019
  Residential real estate...............................       1,528           756           973
  Home equity...........................................           1           100           151
  Consumer..............................................          31            45            41
                                                          ----------    ----------    ----------
     Total nonaccrual loans.............................      47,958        36,618        51,082
                                                          ----------    ----------    ----------
Foreclosed properties...................................      20,548         3,678         2,781
Restructured loans......................................       3,019         3,210         3,577
                                                          ----------    ----------    ----------
     Total nonperforming assets.........................  $   71,525    $   43,506    $   57,440
                                                          ==========    ==========    ==========
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Commercial..............................................  $    1,280    $    3,022    $    2,363
Factored receivables....................................          --            --            --
Commercial real estate..................................       8,413         2,292            --
Commercial real estate construction.....................         114            --            --
Residential real estate.................................         177         1,076             6
Home equity.............................................          52            --           180
Consumer................................................           6             6            33
                                                          ----------    ----------    ----------
     Total loans 90 days or more past due and still
       accruing.........................................  $   10,042    $    6,396    $    2,582
                                                          ==========    ==========    ==========
Allowance for loan losses...............................  $   60,551    $   52,369    $   41,905
Total loans.............................................   2,686,632     2,707,538     2,571,589
RATIOS
Nonaccrual loans to total loans.........................        1.79%         1.35%         1.99%
Foreclosed properties to total assets...................        0.57          0.10          0.09
Nonperforming assets to total assets....................        1.99          1.19          1.78
Nonaccrual loans, restructured loans and loans 90 days
  or more past due and still accruing to total loans....        2.27          1.71          2.23
Nonperforming assets and loans 90 days or more past due
  and still accruing to total assets....................        2.27          1.36          1.86

     Total nonaccrual loans were $48.0 million at June 30, 2003, an increase of $11.3 million, or 31.0%, from $36.6 million at December 31, 2002. The ratio of nonaccrual loans to total loans was 1.79% at June 30, 2003, compared to 1.35% at December 31, 2002.

     At June 30, 2003, $42.6 million, or 88.9%, of total nonaccrual loans consisted of the following ten lending relationships:

     - Commercial real estate loans to a borrower with an aggregate outstanding balance of $7.9 million as of June 30, 2003, secured by four assisted living properties and all business assets of the borrower, including accounts receivable. These loans were transferred to nonaccrual in March 2003. While CIB Marine believes that the value of the collateral is sufficient to cover amounts owed, it cannot provide assurances that the value of the collateral will be maintained or that there will not be any losses with respect to this relationship.

     - Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $6.9 million as of June 30, 2003, secured by first mortgages on residential housing units which are under construction. These loans were transferred to nonaccrual in June 2003. While CIB Marine believes that the value of the collateral is sufficient to cover amounts owed, it cannot provide assurances that the value of the collateral will be maintained or that there will not be losses with respect to this relationship.

     - Commercial loans to a borrower with an aggregate outstanding balance of $5.5 million as of June 30, 2003, secured by all business assets of the borrower, a junior mortgage on a residential property and marketable securities. These loans were transferred to nonaccrual in June 2003. CIB Marine allocated $2.1 million as a specific reserve to the allowance for loan losses for these loans in the second quarter of 2003. Although CIB Marine has allocated $2.1 million as a specific reserve to the allowance for loan losses for these loans, it cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - Commercial loans to a borrower with an aggregate outstanding balance of $4.6 million as of June 30, 2003, secured by business assets. These loans were transferred to nonaccrual in June 2003. CIB Marine allocated $2.5 million as a specific reserve to the allowance for loan losses for these loans in the second quarter of 2003. Although CIB Marine has allocated $2.5 million as a specific reserve to the allowance for loan losses for these loans, it cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - Commercial real estate loans to a related group of borrowers with an aggregate outstanding balance of $4.5 million as of June 30, 2003, secured by first mortgages on two assisted living facilities which are under construction. These loans were transferred to nonaccrual in December 2000 and June 2001. During the first quarter of 2003, CIB Marine increased the amount allocated as a specific reserve for these loans from $3.0 million to $4.1 million, all of which was charged-off in the second quarter of 2003. While CIB Marine believes that the value of the collateral is sufficient to cover amounts owed, it cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - A commercial real estate loan and a construction loan to a borrower with an aggregate outstanding balance of $3.8 million as of June 30, 2003, secured by a first mortgage on an income producing commercial property. These loans were transferred to nonaccrual during the second quarter of 2002. During the first quarter of 2003, CIB Marine increased the amount allocated as a specific reserve for these loans from $1.0 million to $2.5 million, of which $1.3 million was charged-off in the second quarter of 2003. Although CIB Marine has a remaining $1.1 million specific reserve to the allowance for loan losses for these loans, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - Commercial loans to a borrower with an aggregate outstanding balance of $3.2 million as of June 30, 2003, secured by approximately $0.3 million of accounts receivable. The principal owner of this business has guaranteed these loans up to $3.0 million. These loans were transferred to nonaccrual in December 2002. CIB Marine allocated $2.5 million as a specific reserve to the allowance for loan losses for these loans during the fourth quarter of 2002, and an additional $0.4 million in the second quarter of 2003, which amounts were charged-off in the first and second quarters of 2003. CIB Marine also expects to receive an additional $0.3 million upon the buyer's collection of certain accounts receivable. Although CIB Marine believes that the principal owner has the financial ability to pay the $3.0 million guarantee and has commenced litigation to enforce its rights under the guarantee, CIB Marine cannot provide assurances that it will be successful in its litigation efforts or that there will not be additional losses with respect to this relationship.

     - A commercial loan to a borrower with an outstanding balance of $2.5 million as of June 30, 2003, secured by stock in a closely held business and 47,733 shares of CIB Marine common stock. The loan was transferred to nonaccrual during the first quarter of 2003. CIB Marine allocated $1.3 million as a specific reserve to the allowance for loan losses for this loan in the second quarter of 2003. In July 2003, the CIB Marine shares were sold to a nonaffiliated third party for $1.2 million, the proceeds of which were applied to the loan. Although CIB Marine has allocated $1.3 million as a specific reserve to the allowance for loan losses for this loan, it cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - A commercial real estate loan to a borrower with an outstanding balance of $2.2 million as of June 30, 2003, secured by a first mortgage on an improved commercial property. The loan was transferred to nonaccrual during the third quarter of 2002. Although CIB Marine has allocated $0.6 million as a specific reserve to the allowance for loan losses for this loan, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship.

     - Commercial loans to the Borrower's related interests with an outstanding balance of $1.5 million as of June 30, 2003, secured by a first mortgage on a commercial property and business assets. These loans were transferred to nonaccrual during the third quarters of 2001 and 2002. Although CIB Marine has allocated $0.5 million as a specific reserve to the allowance for loan losses for these loans during the second quarter of 2002, CIB Marine cannot provide assurances that the value of the collateral will be maintained or that there will not be additional losses with respect to this relationship. Additional information regarding the Borrower is contained within "Companies Held For Disposal" and Note 5 to the Consolidated Financial Statements.

     Foreclosed properties were $20.5 million at June 30, 2003 and consisted of ten properties as compared to $3.7 million and seven properties at December 31, 2002, all of which were held for sale. The increase in foreclosed properties consisted primarily of three commercial properties that were collateral for certain loans. These properties were transferred to foreclosed properties at their fair market value which was estimated to be $18.2 million, resulting in an additional $1.1 million charge-off with respect to one of the properties during the first quarter of 2003. Sales of foreclosed properties totaled $1.4 million during the first half of 2003. In August 2003, CIB Marine entered into a contract to sell one of these properties for $15.2 million, its carrying value. The transaction is expected to close in the latter part of the third quarter of 2003.

     Restructured loans were $3.0 million at June 30, 2003 and consisted of a commercial real estate loan to a borrower that was classified as restructured in the first quarter of 2002. The borrower is current as to all payments in accordance with the restructured loan agreement. While CIB Marine believes that the value of the property securing the obligation approximates the amount owed it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $10.0 million in loans that were 90 days or more past due and still accruing at June 30, 2003 compared to $6.4 million at December 31, 2002.

     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.27% at June 30, 2003, as compared to 1.36% at December 31, 2002.

     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans were $65.2 million at June 30, 2003, an increase of $26.3 million from December 31, 2002. This increase was due to the higher levels of nonperforming and past due loans that were subject to impairment testing. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

     The following table sets forth information regarding impaired loans:

                                                      JUNE 30, 2003   DECEMBER 31, 2002   JUNE 30, 2002
                                                      -------------   -----------------   -------------
                                                                   (DOLLARS IN THOUSANDS)
Impaired loans without a specific allowance.........     $44,975           $ 7,789           $27,062
Impaired loans with a specific allowance............      20,186            31,071            22,499
                                                         -------           -------           -------
     Total impaired loans...........................     $65,161           $38,860           $49,561
                                                         =======           =======           =======
Specific allowance related to impaired loans........     $ 9,006           $ 9,225           $ 6,009
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

     At June 30, 2003, CIB Marine had $32.0 million in loans receivable from Canron, as compared to $26.2 million at December 31, 2002. The increase was a result of Canron's drawing on available credit facilities to fund operations. These loans are secured by substantially all of the assets of Canron and are eliminated in the Consolidated Financial Statements.

     During the six months ended June 30, 2003, Canron incurred a net loss of $2.6 million, as compared to net income of $0.7 million for the same period of 2002, primarily as a result of a $42.4 million decrease in contract revenue earned. The decrease in contract revenue earned was primarily the result of Canron's inability to bid on many projects that require a bond. Canron has been operating without, and unable to obtain, a surety bond line for approximately three years. As a result, Canron's backlog has continued to decrease. At June 30, 2003 Canron's backlog was $42.1 million, as compared to $52.4 million at December 31, 2002. The decrease in backlog has resulted in a decrease in profitability and is expected to continue to negatively impact earnings. Further, it is unlikely that Canron will be able to obtain bonding due to the continued decrease in its backlog and financial condition. CIB Marine's 84% equity interest in Canron's pre-tax loss is included in Other Income in the Consolidated Statements of Income. See Item 1 -- "Financial Statements -- Note 5 -- Companies Held for Disposal" for additional information regarding Canron.

     CIB Marine continues to explore various exit strategies relative to Canron, all of which CIB Marine management has authority to do, including the immediate sale of its equity interest in the company. Canron is also exploring an orderly liquidation of its assets, as well as other strategies to wind up its affairs. As a result of Canron's lack of bonding and decrease in backlog, Canron has closed certain of its facilities and reduced its workforce during the second quarter of 2003, and will consider additional closings and reductions as warranted. Based upon management's assessment and current discussions with parties that have expressed interest in purchasing Canron or acquiring select assets or operations of Canron, CIB Marine has determined that an impairment of its investment in Canron existed on June 30, 2003. Accordingly, CIB Marine recorded an impairment loss of $2.7 million in the second quarter of 2003, which reduced its 84% equity investment in Canron to $0.9 million. Although CIB Marine believes that the current carrying value of its investment in Canron represents its fair market value, and that the loans to Canron are adequately collateralized, CIB Marine cannot provide assurances that these values will be maintained or that there will not be further losses arising out of its investments in Canron.

     MICR, Inc.

     In 2000, CIB Marine acquired and/or assumed through MICR, Inc., a wholly owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. Pre-tax income related to this business is included in Other Income in CIB Marine's Consolidated Statements of Income. Pre-tax income was $0.7 million for the six months ended June 30, 2003 as compared to $0.8 million for the same period of 2002. The business has generated profits in each of the prior three years and although CIB Marine believes it likely the business will continue to generate profits, CIB Marine cannot provide assurances that these profits will continue or that there will not be losses with respect to this business. The borrower has an option to repurchase the business under certain conditions. This option expires upon the earlier of the divestiture of the business or October 13, 2003. The option, if exercised, is not expected to result in any gain or loss to CIB Marine. CIB Marine management, which has authority so to do, has developed and is implementing a plan to sell this business.

     DEPOSIT LIABILITIES

     Total deposits increased $115.6 million, or 4.1%, from $2.8 billion at December 31, 2002 to $3.0 billion at June 30, 2003. This increase was primarily due to a $116.5 million increase in savings deposits. CIB Marine has been targeting savings deposit growth in 2003 through competitive pricing and market promotions. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 67.4% at June 30, 2003 and 70.6% at December 31, 2002. These percentages reflect CIB Marine's reliance on time deposits as a primary source of funding. At June 30, 2003 time deposits of $100,000 or more amounted to $667.0 million, or 33.4%, of total time deposits, compared to $724.2 million and 36.0% at December 31, 2002. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $174.9 million, or 8.75%, of total time deposits at June 30, 2003, and $222.8 million, or 11.1% of total time deposits at December 31, 2002. Brokered time deposits included in time deposits of $100,000 or more were $161.2 million at June 30, 2003 and $204.4 million at December 31, 2002.

     BORROWINGS

     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds were $312.5 million at June 30, 2003 compared to $494.1 at December 31, 2002. Short-term borrowings decreased by $182.1 million during the six-month period ended June 30, 2003 as a result of an increase in deposits together with a reduction of loans held for sale.

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

     The risk-based capital information of CIB Marine at June 30, 2003 and December 31, 2002 is contained in the following table. The capital levels of CIB Marine and its subsidiary banks are, and have been, in excess of the required regulatory minimums during the periods indicated. At June 30, 2003, CIB Marine and each of its subsidiary banks had sufficient capital to be categorized as well capitalized. CIB Marine intends to maintain its capital level and the capital levels of its subsidiary banks at or above levels sufficient to support future growth.

                                                              JUNE 30, 2003   DECEMBER 31, 2002
                                                              -------------   -----------------
                                                                   (DOLLARS IN THOUSANDS)
Risk weighted assets........................................   $3,245,531        $3,319,762
Average assets(1)...........................................    3,626,535         3,485,504
Capital components
Stockholders' equity........................................   $  265,061        $  261,801
  Guaranteed trust preferred securities and minority
     interests(2)...........................................       60,292            61,052
  Less: Disallowed intangibles..............................      (14,564)          (14,815)
  Less: Unrealized gain on securities.......................       (1,326)           (2,896)
                                                               ----------        ----------
Tier 1 capital..............................................      309,463           305,142
  Allowable allowance for loan losses(3)....................       40,853            41,644
                                                               ----------        ----------
Total risk based capital....................................   $  350,316        $  346,786
                                                               ==========        ==========

                                                                              MINIMUM REQUIRED
                                                                              TO BE ADEQUATELY
                                                                ACTUAL          CAPITALIZED
                                                           ----------------   ----------------
JUNE 30, 2003                                               AMOUNT    RATIO    AMOUNT    RATIO
-------------                                               ------    -----    ------    -----
                                                                 (DOLLARS IN THOUSANDS)
Total capital to risk weighted assets....................  $350,316   10.79%  $259,643   8.00%
Tier 1 capital to risk weighted assets...................   309,463    9.54    129,821   4.00
Tier 1 leverage to average assets........................   309,463    8.53    145,061   4.00

DECEMBER 31, 2002
---------------------------------------------------------
Total capital to risk weighted assets....................  $346,786   10.45%  $265,581   8.00%
Tier 1 capital to risk weighted assets...................   305,142    9.19    132,790   4.00
Tier 1 leverage to average assets........................   305,142    8.75    139,420   4.00

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

     During the second quarter of 2003, CIB Marine acquired, through its subsidiary banks, 86,611 shares of its common stock from borrowers through collection activities. These shares were valued at $2.2 million which was their estimated fair market value and are reflected as treasury shares in stockholders' equity. The receipt of these shares was used to reduce loans outstanding by $2.0 million and record a $0.2 million recovery on previously charged-off loans.

     On January 30, 2003, CIB-Chicago entered into a Memorandum of Understanding (the "Memorandum") with the Illinois Office of Banks and Real Estate (OBRE) and the FDIC (together, the "Regulators"). The Memorandum was entered into as a result of deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the OBRE's regular examination of CIB-Chicago which commenced on September 23, 2002.

     Pursuant to the Memorandum, CIB-Chicago has agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum is in effect, CIB-Chicago has agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank's capital accounts. At June 30, 2003, the Tier I capital to total assets ratio was 8.53%. Also, unless prior written consent is received from the Regulators, CIB-Chicago has agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and to suspend the declaration or payment of dividends.

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

     LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring and monitoring its sources and uses of funds. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding, and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank, and short-term brokered and negotiable time deposits. CIB Marine has also established borrowing lines with the Federal Reserve Bank and with unaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, sales of loans held for sale, and the sale of available for sale securities. CIB Marine considers substantially all of its cash and cash equivalents, loans held for sale, and securities available for sale to be liquid assets. These amounts totaled $722.7 million at June 30, 2003 and $770.4 million at December 31, 2002.

     The following discussion should be read in conjunction with the statements of cash flows contained in the Consolidated Financial Statements.

     Net cash provided by operating activities was $107.7 million for the six months ended June 30, 2003 compared with $16.9 million for the six months ended June 30, 2002. The increase in cash provided was primarily the result of the net reduction in loans held for sale. For the six months ended June 30, 2003, net cash used in investing activities was $70.4 million, compared to $248.3 million for the six months ended June 30, 2002. The reduction in cash used for investing activities was caused primarily by reduced loan growth. Net cash used in financing activities was $66.0 million for the six months ended June 30, 2003 compared to net cash provided of $266.2 million for the six months ended June 30, 2002. The increase in cash used in financing activities was primarily attributable to a repayment of short-term borrowed funds with the proceeds from the sale of loans held for sale combined with lower funding demands as a result of reduced loan growth between the two periods.

     CIB Marine was able to meet its liquidity needs during the first half of 2003 and expects to meet these needs for the remainder of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

     There have been no material changes in the market risks faced by CIB Marine since December 31, 2002. For additional information regarding CIB Marine's market risks, refer to its 2002 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2003:

                                                             JUNE 30, 2003
                          ------------------------------------------------------------------------------------
                             0-3             4-6           7-12           2-5          OVER 5
                            MONTHS         MONTHS         MONTHS         YEARS         YEARS          TOTAL
                            ------         ------         ------         -----         ------         -----
                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
  Loans.................  $1,884,608      $ 154,771      $ 164,218      $467,456      $ 15,579      $2,686,632
  Securities............     108,777         55,898        108,786       257,730        36,709         567,900
  Loans held for sale...     147,659             --             --            --            --         147,659
  Federal funds sold....      10,740             --             --            --            --          10,740
                          ----------      ---------      ---------      --------      --------      ----------
Total interest-earning
  assets................   2,151,784        210,669        273,004       725,186        52,288       3,412,931
                          ----------      ---------      ---------      --------      --------      ----------
INTEREST-BEARING
  LIABILITIES
  Time deposits.........     379,415        335,054        631,713       570,040        82,314       1,998,536
  Savings and interest-
     bearing demand
     deposits...........     755,360             --             --            --            --         755,360
  Short-term
     borrowings.........     203,078             --          1,800            --            --         204,878
  Long-term
     borrowings.........          --             --          8,500        39,075            --          47,575
  Guaranteed trust
     preferred
     securities.........      20,000             --             --            --        40,000          60,000
                          ----------      ---------      ---------      --------      --------      ----------
Total interest-bearing
  liabilities...........   1,357,853        335,054        642,013       609,115       122,314       3,066,349
                          ----------      ---------      ---------      --------      --------      ----------
Interest sensitivity gap
  (by period)...........  $  793,931      $(124,385)     $(369,009)     $116,071      $(70,026)     $  346,582
Interest sensitivity gap
  (cumulative)..........     793,931        669,546        300,537       416,608       346,582         346,582

ADJUSTED FOR DERIVATIVES
  Derivatives (notional,
     by period).........     (70,000)            --             --        25,000        45,000              --
  Derivatives (notional,
     cumulative)........     (70,000)       (70,000)       (70,000)      (45,000)           --              --
                          ----------      ---------      ---------      --------      --------      ----------
Interest sensitivity gap
  (by period)...........     723,931       (124,385)      (369,009)      141,071       (25,026)        346,582
Interest sensitivity gap
  (cumulative)..........     723,931        599,546        230,537       371,608       346,582         346,582
Cumulative gap as a % of
  total assets..........       20.13%         16.67%          6.41%        10.33%         9.64%

     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of June 30, 2003, and December 31, 2002:

                                                                           BASIS POINT CHANGES
                                                                  -------------------------------------
                                                                  +200       +100      -100       -200
                                                                  ----       ----      ----       ----
Net interest income change over one year:
June 30, 2003...............................................       9.96%     4.79%     (4.61)%    (6.78)%
December 31, 2002...........................................      12.01%     7.20%     (3.36)%    (9.13)%

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     a. Evaluation of Disclosure Controls and Procedures

     CIB Marine's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of CIB Marine's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Securities Exchange Act of
1934) have concluded that, as of the end of the period covered by this quarterly report, CIB Marine's disclosure controls and procedures were adequate and effective to ensure that material information relating to CIB Marine and its consolidated subsidiaries would be made known to them by others within those entities.

     b. Changes in Internal Controls

     There was no change in CIB Marine's "internal control over financial reporting" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     CIB Marine is not currently involved in any material pending legal proceedings other than litigation of a routine nature, which is being defended and handled in the ordinary course of business.

     CIB Marine has a lending relationship with a borrower who has pleaded guilty to four charges, including three counts of wire fraud. The United States alleges the borrower committed fraud in the amount of $54.9 million and may seek recovery from the borrower by means of forfeiture. In August of 2002, CIB Marine purchased various assets from certain of the borrower's related interests, as a result of financial difficulties of this borrower. Although CIB Marine does not currently believe it will incur any losses with respect to any such forfeiture proceedings, this matter is being disclosed as a contingent liability pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. CIB Marine engaged in the lending activities with the borrower and its related interests, and the acquisition of assets from the borrower's related interests, without knowledge of the alleged criminal activities and believes that it is a bona fide purchaser for value of the assets.

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

     d. Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. CIB Marine held its Annual Meeting of Shareholders on May 22, 2003.

     b. Matters related to the election of Directors.

                                                             VOTES
DIRECTOR                                       VOTES FOR    WITHHELD   NON-VOTE
--------                                       ---------    --------   --------
C. Todd Atkins...............................  13,587,836   452,972        0
John T. Bean.................................  13,626,190   414,618        0
J. Michael Straka............................  13,714,143   326,665        0

     The continuing Directors of CIB Marine whose seats were not up for election at the annual meeting are as follows:

DIRECTOR                                                       SERVING UNTIL
--------                                                       -------------
Norman E. Baker.............................................       2004
W. Scott Blake..............................................       2004
Dean M. Katsaros............................................       2004
Donald M. Trilling..........................................       2004
Jose Araujo.................................................       2005
Jerry D. Maahs..............................................       2005
Howard E. Zimmerman.........................................       2005

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibit 31.1 -- Certification of J. Michael Straka, Chief
          Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).
          Exhibit 31.2 -- Certification of Steven T. Klitzing, Chief
          Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).
          Exhibit 32.1 -- Certification of J. Michael Straka, Chief
          Executive Officer, pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002.
          Exhibit 32.2 -- Certification of Steven T. Klitzing, Chief
          Financial Officer, pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002.
     b.   Reports on Form 8-K -- None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August, 2003.

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