Form 10-K
period 2003-12-31
CIB MARINE BANCSHARES INC
filed 2005-10-31
CIK 861955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2003 cannot be determined as there is no public market for the common stock.

     As of September 30, 2005, there were issued and outstanding 18,346,442 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in this report: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The company is filing this annual report on Form 10-K to report its financial results for the year ended December 31, 2003, as well as to restate the consolidated financial statements of operations for the years ended December 31, 2002 and 2001, and the consolidated balance sheets as of December 31, 2002 and 2001. This document is intended to speak as of December 31, 2003, except where noted otherwise.

                          FORM 10-K TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
Item 1      --  Business....................................................    3
Item 2      --  Properties..................................................   27
Item 3      --  Legal Proceedings...........................................   29
Item 4      --  Submission of Matters to a Vote of Security Holders.........   31

PART II
Item 5      --  Market for the Registrant's Common Equity and Related          31
                Stockholder Matters.........................................
Item 6      --  Selected Financial Data.....................................   32
Item 7      --  Management's Discussion and Analysis of Financial Condition    35
                and Results of Operations...................................
Item 7A     --  Quantitative and Qualitative Disclosures About Market          79
                Risk........................................................
Item 8      --  Financial Statements and Supplementary Data.................   82
Item 9      --  Changes in and Disagreements with Accountants on Accounting   155
                and Financial Disclosure....................................
Item 9A     --  Controls and Procedures.....................................  155

PART III
Item 10     --  Directors and Executive Officers of the Registrant..........  156
Item 11     --  Executive Compensation......................................  160
Item 12     --  Security Ownership of Certain Beneficial Owners and           164
                Management..................................................
Item 13     --  Certain Relationships and Related Transactions..............  166
Item 14     --  Principal Accountant Fees and Services......................  166

PART IV
Item 15     --  Exhibits, Financial Statement Schedules and Reports on Form   167
                8-K.........................................................
Signatures..................................................................  169

                                     PART I

ITEM 1.  BUSINESS

CIB MARINE

     CIB Marine Bancshares, Inc. ("CIB Marine") is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine owned and operated five separately chartered commercial banking organizations and one federal savings bank at December 31, 2003:

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

     - Marine Bank, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee ("Marine -- Wisconsin");

     - CIB Bank, with its main office in Indianapolis, Indiana
       ("CIB -- Indiana");

     - Marine Bank, a federal savings bank with its main office in Scottsdale, Arizona ("Marine FSB"); and

     - Citrus Bank, N.A., with its main office in Vero Beach, Florida ("Citrus Bank").

     As of December 31, 2003, CIB Marine had a total of 57 full-service banking facilities in Illinois, Wisconsin, Indiana, Nebraska, Florida, Arizona and Nevada. CIB Marine sold CIB -- Chicago to an unrelated banking organization on November 30, 2004. See Note 27 to the consolidated financial statements -- Subsequent Events.

     CIB Marine offers a full array of traditional banking services through its bank and nonbank subsidiaries. These services include a broad range of loan products, such as commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, consumer loans, and commercial and standby letters of credit; accepting demand, savings and time deposits; providing commercial paper and repurchase agreements; and providing other banking services.

     CIB Marine also owns an 84% interest in Canron Corporation ("Canron"), a closely held steel fabrication and erection company with operations in the United States and Canada, and 100% of MICR, Inc. ("MICR"), a manufacturer of payment processing systems, both of which were acquired as a result of loan collection activities. These are businesses unrelated to CIB Marine's banking business. Canron is in the process of a voluntary liquidation and winding down of its affairs and CIB Marine has initiated a plan to sell MICR.

SUMMARY OF EVENTS

     During 2003, CIB Marine shifted its strategic focus from business development and asset growth to improving the company's credit administration function, asset quality, and liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of its loan portfolio and other credit related matters, including credit concentration risk and weaknesses in the credit administration process, identified by the bank regulators during their regular examinations in 2002 and 2003. Moreover, these credit issues had an adverse financial impact on CIB Marine's financial condition and results of operations, resulting in a net loss of $137.6 million for 2003.

  JANUARY 2003 CIB -- CHICAGO MOU AND CREDIT CONCERNS

     In January 2003, CIB -- Chicago entered into a Memorandum of Understanding with the Office of Banks and Real Estate, now known as the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate (the "DBRE") and the FDIC. The bank regulators issued the Memorandum based on the results of their August 2002 examination of CIB -- Chicago, which identified a severe deterioration in the credit quality of the bank's loan portfolio, heightened credit concentration risk, and weaknesses in the credit administration process. Pursuant to the Memorandum, CIB -- Chicago agreed to take certain actions to correct noted deficiencies, maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets, restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval.

  FALL 2003 REGULATORY EXAMINATIONS

     CIB -- Chicago experienced further deterioration in the credit quality of its loan portfolio throughout the remainder of 2003, including a significant increase in nonperforming assets. A bank examination of CIB -- Chicago in the fall of 2003 and examinations of some of CIB Marine's other subsidiary banks during this same period revealed serious asset quality and credit administration concerns that caused the bank regulators to pursue formal enforcement actions against CIB -- Chicago and several of its affiliated banks as well as CIB Marine, all of which became effective in May 2004 and thereafter. These developments led CIB Marine to begin a comprehensive review of the adequacy of its allowance for loan losses in the fourth quarter of 2003 and to initiate an independent legal investigation of the situation.

  INDEPENDENT REVIEW AND INVESTIGATION

     In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate these credit issues and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of these developments. The investigation continued into 2004 and included an evaluation of possible illegal activities. This investigation was completed in the fourth quarter of 2004 and the results were reported to the Board of Directors, the banking regulators and CIB Marine's outside auditing firm, KPMG LLP. Management has taken appropriate actions to address issues raised by the investigations. As a result of the investigations and its own analysis, management has adopted new policies and procedures and has strengthened internal reporting and controls. In January 2004, an Executive Committee of the Board was also formed to ensure that these issues received the full and prompt attention of the entire organization.

  ANNOUNCEMENT OF 2003 CONSOLIDATED FINANCIAL RESULTS AND RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

     In April 2004, CIB Marine announced that, based on the preliminary results of the credit review, the estimated net loss for 2003 was expected to range from $135 million to $155 million and that nonperforming assets as of December 31, 2003 were expected to total $205 million. The loss was primarily due to increased provisions to the allowance for loan losses resulting from the deterioration in the credit quality of the loan portfolio and related tax effects and the impairment of goodwill. A troubled real estate development loan on the balance sheet of CIB -- Chicago resulted in approximately $40 million of this loss. This property was acquired by CIB -- Chicago in 2003 and was included in foreclosed properties at December 31, 2003. As a result of the significance of the estimated loss and the corresponding reduction in stockholders' equity, it was estimated that CIB Marine would be categorized as "undercapitalized" and CIB -- Chicago would be categorized as "significantly undercapitalized" pursuant to regulatory guidelines for capital adequacy. CIB Marine also announced that the financial results of its prior periods may require restatement and that certain financial reports previously filed with the Securities and Exchange Commission ("SEC") should no longer be relied upon.

     Upon considering the results of the comprehensive review of the adequacy of the allowance for loan losses which was concluded in August 2005 and the results of the independent investigation, CIB Marine also determined that it would be necessary to restate its previously issued consolidated financial statements for the years ended December 31, 1999 through 2002 and the quarters ended March 31 and June 30, 2003. See Item 6, Selected Financial Data and Note 2 to consolidated financial statements -- Restatement of 2002 and 2001. Certain previously reported quarterly financial information is also being restated. See
Note 26 to the
consolidated financial statements -- Quarterly Consolidated Financial Information. The consolidated financial statements have been restated for the following items:

  Receivables from Sale of Stock

     It was noted during the 2003 regulatory examination that certain of CIB Marine's subsidiary banks had originated loans, the proceeds of which were used by borrowers to purchase the common stock of CIB Marine. These loans should have been accounted for as a reduction in consolidated stockholders' equity, unless the loan had been repaid prior to the issuance of the financial statements or the loan was adequately collateralized exclusive of the value of CIB Marine stock pledged as collateral, if any. The amount of such loans outstanding was $5.2 million, $7.9 million, $7.4 million, $5.1 million and $4.7 million as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively. The amount of such loans outstanding was $7.9 million at June 30 and March 31, 2003. The consolidated balance sheets at those dates have been restated to reduce loans and reduce stockholders' equity by recording a new contra-equity account in stockholders' equity captioned "Receivables from sale of stock." See Note 15 to the consolidated financial statements -- stockholders' equity.

  Provision for Credit Losses

     The restatements also include an increase in the provision for credit losses for the years ended December 31, 2002 and 2001 and the quarters ended March 31 and June 30, 2003 to account for loan losses not reflected in the previous financial statements for these periods and the reduction of interest recognized on certain nonperforming loans to correct related balances that were previously reported. These adjustments also resulted in the corresponding increase in the allowance for loan losses at December 31, 2002 and 2001.

  Reclassification of Securities

     During the fourth quarter of 2004, CIB Marine determined that it no longer had the intent to hold to maturity its tax exempt securities classified as held to maturity. In the first nine months of 2005, CIB Marine sold $9.3 million of these securities at a gain of $0.4 million. As a result of these actions, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement is to increase total securities for the unrealized gain, increase equity for the unrealized gain, net of taxes and increase deferred taxes.

     The impact of the restatements for the loans made to acquire CIB Marine stock, the increases in the provision for credit losses and the transfer of securities held to maturity to available for sale as of and for the years ended December 31, 2002, 2001, 2000 and 1999 are as follows:

                                               2002                                   2001
                               ------------------------------------   ------------------------------------
                                   AS                                     AS
                               PREVIOUSLY                    AS       PREVIOUSLY                    AS
                                REPORTED    ADJUSTMENT    RESTATED     REPORTED    ADJUSTMENT    RESTATED
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SELECTED INCOME STATEMENT
  ACCOUNTS:
Interest income -- loans.....  $  178,691    $   (191)   $  178,500   $  174,222    $  (125)    $  174,097
Provision for credit
  losses.....................     (35,725)    (10,785)      (46,510)     (12,743)    (1,652)       (14,395)
Net interest income after
  provision for credit
  losses.....................      71,132     (10,976)       60,156       74,664     (1,777)        72,887
Income tax expense...........      (6,748)      4,152        (2,596)     (13,989)       589        (13,400)
Income from continuing
  operations.................      16,433      (6,824)        9,609       26,917     (1,188)        25,729
                               ----------    --------    ----------   ----------    -------     ----------
EPS -- Diluted from
  continuing operations......  $     0.89    $  (0.37)   $     0.52   $     1.49    $ (0.07)    $     1.42
                               ==========    ========    ==========   ==========    =======     ==========
SELECTED BALANCE SHEET
  ACCOUNTS:
Total securities.............  $  514,003    $  2,741    $  516,744   $  418,357    $ 2,150     $  420,507
Loans, net of deferred loan
  fees.......................   2,711,943      (7,937)    2,704,006    2,389,482     (7,437)     2,382,045
Allowance for loan losses....     (52,369)    (12,753)      (65,122)     (34,078)    (1,777)       (35,855)
Net loans....................   2,659,574     (20,690)    2,638,884    2,355,404     (9,214)     2,346,190
Retained earnings............      82,901      (8,012)       74,889       67,270     (1,188)        66,082
Total stockholders' equity...  $  261,801    $(14,238)   $  247,563   $  237,142    $(7,317)    $  229,825

                                               2000                                   1999
                               ------------------------------------   ------------------------------------
                                   AS                                     AS
                               PREVIOUSLY                    AS       PREVIOUSLY                    AS
                                REPORTED    ADJUSTMENT    RESTATED     REPORTED    ADJUSTMENT    RESTATED
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
SELECTED BALANCE SHEET
  ACCOUNTS:
Total securities.............  $  505,871    $   729     $  506,600   $  369,988    $(1,854)    $  368,134
Loans, net of deferred loan
  fees.......................   1,831,231     (5,096)     1,826,135    1,455,581     (4,710)     1,450,871
Net loans....................   1,807,243     (5,096)     1,802,147    1,439,367     (4,710)     1,434,657
Total stockholders' equity...  $  203,367    $(4,653)    $  198,714   $  169,703    $(5,832)    $  163,871

  DELAYS IN FILING PERIODIC SEC REPORTS

     The results of the regulatory examinations and enforcement actions and the preliminary results of the Board's independent investigation that continued until the fourth quarter of 2004 caused CIB Marine to defer filing its quarterly report on Form 10-Q for the third quarter of 2003 as well as a prolonged delay in the completion of the audit for the year ended December 31, 2003 and the filing of the 2003 Form 10-K.

  EARLY ACTION TO IMPROVE CIB MARINE'S FINANCIAL CONDITION

     During this filing delay, and as the credit quality issues developed, were identified and quantified during late 2003 and into 2004, CIB Marine undertook a number of steps to improve its credit culture and strengthen the financial condition of the company. These actions included changes in company management and the

Board of Directors, improvements in the credit underwriting procedures, and various measures to reduce and control expenses.

     CIB Marine made the following changes in senior management and the Board of
Directors:

     - In December 2003, Michael J. Miller was hired and named Chief Lending Officer of CIB Marine.

     - In February 2004, Board Member W. Scott Blake was appointed Chairman of the Board of CIB Marine, succeeding Donald Trilling who remained on the Board of Directors.

     - In February 2004, CIB Marine named Margaret A. Incandela as its Chief Credit Officer replacing Stephen C. Bonnell, who resigned from CIB Marine in March 2004. Ms. Incandela was hired as CIB Marine's Loan Review Manager in October 2003.

     - In March 2004, CIB -- Chicago's President and CEO, and the Senior Loan Officer of that bank resigned from their positions.

     - In April 2004, Stanley J. Calderon was hired and appointed President and CEO of CIB Marine. He joined the Board of CIB Marine in November 2004. Mr. Calderon replaced J. Michael Straka, who retired as CIB Marine's President and CEO in February 2004 and retired from all positions and the Board of CIB Marine in April 2004.

     - In September 2004, Steven C. Hillard was appointed to serve as a Director of the Board of CIB Marine.

     - In October 2004, Gary L. Longman was appointed to serve on the Board of CIB Marine and as Chairman of CIB Marine's Audit Committee. The Board has determined that Mr. Longman is an Audit Committee Financial Expert.

     CIB Marine made the following changes in its credit functions, policies and procedures:

     - Replaced the senior executives in charge of the company's credit function;

     - Formed an Executive Loan Committee of the holding company to review and approve certain new and renewal loans;

     - Restructured the Loan Committees of its subsidiary banks;

     - Prohibited any new or additional loans secured by or for the purpose of purchasing CIB Marine stock;

     - Enhanced underwriting procedures;

     - Directed the loan review function to report directly to CIB Marine's Board of Directors;

     - Established an Early Identification/Warning Process to enhance the prompt identification, evaluation and monitoring of weak credits;

     - Implemented a loan grade certification program; and

     - Reinforced procedures with regard to controls over loan collateral in its possession.

  REGULATORY ORDERS AND AGREEMENTS

     In May 2004, CIB -- Chicago, Central Illinois Bank, Marine -- Wisconsin, and CIB -- Indiana entered into Cease and Desist Orders with their respective banking regulators. The orders required the banks to cease and desist from certain banking practices and the violation of certain banking laws and regulations, such violations being primarily transactions with affiliates involving loans secured by or for the purpose of purchasing CIB Marine stock. The Memorandum entered into by CIB -- Chicago in January 2003 was released as a result of entering into the Cease and Desist Order. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago and in August 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency (collectively the "Orders and Agreements"). The Orders and Agreements impose certain restrictions and reporting requirements on

CIB Marine and the bank subsidiaries, and require various actions to be taken. These items include, among others:

     - Maintenance of minimum capital levels;

     - Restrictions on dividend payments and redemption of shares without prior regulatory approval;

     - Limitations on asset and loan growth;

     - Adoption of a comprehensive plan to improve earnings;

     - Development of a plan to reduce concentrations of credit and loan relationships classified as substandard or doubtful;

     - Development of a system to correct loan administration deficiencies; and

     - Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

Management believes that CIB Marine and its bank subsidiaries have complied with the majority of the provisions of the Orders and Agreements and continues to work with the regulators to comply with the remaining requirements of such orders and agreements.

  2004 AND 2005 ACTIONS TO IMPROVE CIB MARINE'S FINANCIAL CONDITION

     As a result of the significant deterioration in the financial condition of the company and the requirements of the regulatory orders, CIB Marine undertook the following additional actions during 2004 and 2005 in order to improve the financial strength of the company:

     - Liquidity Enhancements. CIB Marine improved its liquidity position by deferring interest payments on $60 million in junior subordinated debentures and increasing investment securities and other liquid assets at the subsidiary banks. Accrued and unpaid interest on the junior subordinated debentures was $5.5 million and $11.2 million at December 31, 2004 and September 30, 2005, respectively.

     - Further Reductions in Nonperforming Assets. Beginning in 2004 and continuing into 2005, CIB Marine significantly reduced the level of nonperforming assets as a result of the sale of CIB -- Chicago, aggressive workout strategies and charge-offs. Nonperforming assets were $57.2 million at December 31, 2004 compared to $195.7 million at December 31, 2003. At September 30, 2005, nonperforming assets were $29.9 million. The allowance for loan losses was $109.9 million at December 31, 2003, $30.9 million at December 31, 2004 and $22.7 million at September 30, 2005.

     - Further Reductions in Credit Concentrations. Beginning in 2004 and continuing into 2005, CIB Marine worked with its largest borrowers to significantly reduce the level of credit concentrations. At December 31, 2003, CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders' equity as compared to one relationship at December 31, 2004 and September 30, 2005.

     - Sale of CIB -- Chicago. The Board of Directors evaluated a wide range of alternatives to improve the capital and liquidity position of the company, including the sale of additional common stock, sale of the company, sale of one or more of the bank subsidiaries and other asset reduction strategies. An investment banker was hired to assist in evaluating the financial condition of the company and various strategic alternatives. Upon evaluation, the Board determined that under the circumstances the sale of CIB -- Chicago, its Chicago banking subsidiary, was the most prudent course of action for the company and its shareholders. On August 12, 2004, CIB Marine signed an agreement to sell CIB -- Chicago. The sale of CIB -- Chicago closed on November 30, 2004. The final sale price was $67.4 million in cash. CIB Marine used $23.6 million of the proceeds to repay all indebtedness under its revolving line of credit, injected $15.0 million of new capital into Central Illinois Bank and repaid a $5.4 million short-term loan from the purchaser. The balance of the proceeds are being utilized to help fund ongoing operations and to meet the liquidity needs of the parent company. The sale resulted in a pre-tax gain for financial statement purposes of approximately $15.2 million. At the time of sale, CIB -- Chicago had approximately $1.2 billion in assets and $1.1 billion in deposits. The total consolidated assets of CIB Marine immediately after the sale were approximately $1.4 billion. The sale of CIB -- Chicago significantly improved the financial condition of the company. As a result of the sale of CIB -- Chicago, CIB Marine and all of its subsidiary banks currently meet the capital requirements of the regulatory orders and agreements and are expected to meet their respective liquidity needs through 2005.

     - Sale and Wind Down of Nonbank Subsidiaries. During 2004 and 2005, CIB Marine divested itself of certain nonbank subsidiaries and commenced the wind down of certain other nonbank subsidiaries in order to more narrowly focus its resources on its core commercial and retail banking strategies.

      - CIB Marine Commercial Finance, LLC. In June 2004, CIB -- Chicago sold substantially all of the assets and operations of its factoring subsidiary, CIB Marine Commercial Finance, LLC. This company was subsequently dissolved in November 2004.

      - Mortgage Services, Inc. During the third quarter of 2004, CIB Marine sold substantially all of the assets and operations of Mortgage Services, Inc, its mortgage banking subsidiary. CIB Marine is in the process of winding down the remaining affairs, and has incurred certain liabilities with respect to the operations of this company. These liabilities, totaling $1.8 million and $1.7 million as of December 31, 2004 and September 30, 2005, respectively, include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.

      - CIB Marine Capital, LLC. During 2004, CIB Marine continued to wind down CIB Marine Capital, LLC, its mezzanine lending company. There were $3.4 million and $0.9 million in loans outstanding at December 31, 2004 and September 30, 2005, respectively.

      - CIB Construction/Canron. In 2003, Canron, a steel fabrication company that CIB -- Chicago acquired 84% of in foreclosure, commenced a voluntary liquidation and wind down of its affairs. During 2004, Canron continued this plan and sold several of its properties and operations. At December 31, 2004 and June 30, 2005, Canron had assets of approximately $14.6 million and $11.1 million, respectively. In August 2005, Canron authorized and began liquidation distributions to its shareholders. CIB Marine received a cash distribution of $0.8 million and recorded the amount as a reduction of its investment in Canron.

      - MICR, Inc. CIB Marine is continuing its efforts to sell MICR, a manufacturer of payment processing systems that was acquired from a borrower in lieu of foreclosure in 2000. In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR. At December 31, 2004, MICR had assets of approximately $4.6 million and liabilities of approximately $0.9 million. In January 2005, MICR met the accounting criteria as an asset held for sale. Based upon new valuation information received in the third quarter of 2005, CIB Marine posted a $1.3 million impairment loss and reduced its investment carrying value of MICR by that amount.

     - Cost Controls and Reduction in Force Program. In June 2004, CIB Marine began an overall cost cutting program which included restrictions on salaries and hiring, tight expense controls, and some executive management salary reductions. During 2004 and the first nine months of 2005, CIB Marine reduced its work force by a total of 102 full-time equivalent employees with a total annual base pay of $4.9 million and incurred severance expense totaling $0.7 million.

     - Branches Planned for Sale. CIB Marine currently has twelve branches planned to be offered for sale in the second half of 2005 and the first half of 2006 with total June 30, 2005 deposits of $131.8 million. Although these are all currently planned activities, it is possible some of these transactions may not be consummated as anticipated in the proposed time frames, or at all, if pricing is not acceptable or market conditions change.

     - Charter Consolidation. During the third and fourth quarters of 2005, CIB Marine filed applications with the appropriate state and federal regulators to merge Marine FSB into Marine -- Wisconsin. Prior to the merger, CIB Marine plans to sell the Omaha and Sun City branch facilities of Marine FSB to an unrelated third party. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.

 ADDITIONAL PLANS AND DEVELOPMENTS

     These actions have stabilized the company and resulted in a significant improvement in its financial condition. The company also believes that while it was not profitable in 2004, and does not expect to be profitable in 2005, that these actions have laid the groundwork for the company to eventually return to profitability. Returning to profitability will depend upon whether CIB Marine is successful in growing its loan portfolio, improving its net interest margin, improving asset quality, further enhancing its credit processes and procedures and reducing overhead expenses, including ongoing collection and legal fees, and mitigating its legal risks.

     With respect to CIB Marine's legal risks, the company and/or certain of its officers and directors (past and present) have been named as defendants in a lawsuit purported to be brought on behalf of CIB Marine shareholders that relate to their purchase of CIB Marine stock. CIB Marine believes this lawsuit is without merit and is aggressively defending the company's interests against this and any other lawsuits that it considers to be baseless.

     All of the steps CIB Marine has taken to date to improve the company's financial position, liquidity and operations will enhance its ability to serve the banking needs of the communities of its five remaining banks. Specifically, during 2005, four new Chief Executive Officers were appointed to lead CIB Marine's subsidiary banks:

     - Michael J. Miller as President and CEO of Marine Bank, Wisconsin. Mr. Miller previously served as Chief Lending Officer of CIB Marine;

     - Rick Nisbeth as Chairman and CEO of Citrus Bank, N.A;

     - Jerry Schwallier as President and CEO of Marine Bank, FSB; and

     - Joseph Henderson as President and CEO of Central Illinois Bank.

     In April 2005, the Cease and Desist Orders at Marine -- Wisconsin and CIB -- Indiana were released and replaced with less restrictive Memoranda of Understanding, which were entered into in March 2005, as a result of improvements at such banks. In April 2005, Central Illinois Bank,
Marine -- Wisconsin and CIB -- Indiana each entered into a Memorandum of Understanding with the FDIC and its applicable state banking regulators as a result of deficiencies in internal controls over information technology.

 ADDITIONAL INFORMATION

     See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" for more details regarding certain of the above described items.

MARKETS SERVED

     At December 31, 2003, CIB Marine served eight geographic markets or regions through its banking subsidiaries. Information on these banks as of December 31, 2003 and the markets they served is set forth in the following table:

                                                              OPERATED    BANKING
BANK                             GEOGRAPHIC MARKET/REGION      SINCE     FACILITIES    ASSETS     DEPOSITS
----                          ------------------------------  --------   ----------   ---------   ---------
                                                                                      (DOLLARS IN MILLIONS)
CIB -- Chicago(1)...........  Chicago metropolitan area           1994           16   $1,501.2    $1,314.8
Central Illinois Bank.......  Central Illinois                    1987           18      887.8       796.0
Marine -- Wisconsin.........  Milwaukee metropolitan area         1997            7      358.4       320.0
Citrus Bank.................  Florida's southeastern coast        2001            8      211.6       182.3
CIB -- Indiana..............  Indianapolis metropolitan area      1998            5      156.8       141.0
Marine FSB..................  Omaha, Phoenix and Las Vegas        1999            3       96.2        86.9
                              metropolitan areas

---------------

(1) CIB -- Chicago was sold on November 30, 2004.

DEVELOPMENT OF BANKING OPERATIONS

     CIB Marine was originally incorporated in the State of Illinois in 1985 as Sidney Bancorporation, Inc., a one-bank holding company headquartered in Sidney, Illinois. In September 1987, a group of investors acquired Sidney Bancorporation, which at the time had total assets of $9.4 million, and subsequently changed its name to Central Illinois Bancorp, Inc. On August 27, 1999, Central Illinois Bancorp reincorporated as a Wisconsin corporation and changed its name to CIB Marine Bancshares, Inc.

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

     CIB Marine has expanded the operations of Central Illinois Bank by establishing banking facilities throughout central Illinois, including the five largest cities in this region. At December 31, 2003, the bank had total assets of $887.8 million, 173 full-time equivalent employees and 18 banking facilities: three in Champaign-Urbana, three in Peoria, and one each in Arrowsmith, Arthur, Bloomington-Normal, Danville, Decatur, East Peoria, Lincoln, Monticello, Morton, Rantoul, Sidney and Springfield.

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

     CIB Marine expanded the operations of CIB -- Chicago by establishing and acquiring banking facilities throughout the Chicago metropolitan area. At December 31, 2003, the bank had total assets of approximately $1.5 billion, 182 full-time equivalent employees and 16 banking facilities: one each in Arlington Heights, Bolingbrook, downtown Chicago, Deerfield, Elk Grove Village, Elmhurst, Frankfort, Gurnee, Harwood Heights, Hillside, Mount Prospect, Niles, Northbrook, Palos Heights, Willow Springs and Zion. The Gurnee, Mount Prospect, Arlington Heights and Zion facilities were acquired from other banking organizations and had $13.3 million, $33.0 million, $82.8 million and $28.2 million of deposit liabilities, respectively, at the time of acquisition. In January 2000, CIB -- Chicago established a foreign office in the Cayman Islands which accepted Eurodollar deposits. On November 30, 2004, CIB Marine sold CIB -- Chicago to another banking organization. In conjunction with the sale of CIB -- Chicago, the Cayman Islands office was closed.

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

     CIB Marine expanded the operations of Marine -- Wisconsin by establishing banking facilities throughout the Milwaukee metropolitan area. At December 31, 2003, the bank had total assets of $358.4 million, 55 full-time equivalent employees and seven banking facilities: one each in Brookfield, Cedarburg, Franklin, Grafton, downtown Milwaukee, Wauwatosa, and Pewaukee, which also serves as CIB Marine's executive offices.

 INDIANAPOLIS METROPOLITAN AREA

     In March 1998, CIB Marine entered the Indianapolis metropolitan area by organizing a new Indiana state bank, also under the name CIB Bank. Since its organization, CIB Marine has expanded the operations of CIB -- Indiana by establishing four additional banking facilities in the Indianapolis metropolitan area. At December 31, 2003, CIB -- Indiana had total assets of $156.8 million, 29 full-time equivalent employees and five banking facilities.

 OMAHA METROPOLITAN AREA

     In November 1999, CIB Marine entered the Omaha metropolitan area by establishing a new federal savings bank also under the name Marine Bank. In January 2003, the main office was moved from the Omaha facility to the Scottsdale, Arizona facility. At December 31, 2003, Marine FSB had total assets of $96.2 million, 18 full-time equivalent employees and three banking facilities, one each in Omaha, Nebraska; Scottsdale, Arizona; and Henderson, Nevada, a suburb of Las Vegas. In February 2004, Marine FSB opened a new banking facility in Sun City, Arizona.

 FLORIDA

     In September 2001, CIB Marine acquired Citrus Financial Services, Inc., including its banking subsidiary Citrus Bank, N.A., through a merger transaction. The merger was accounted for as a pooling of interests. At acquisition, Citrus Bank had total assets of $84.2 million and three banking facilities located along central Florida's Atlantic coast, one each in Vero Beach, Sebastian and Barefoot Bay, and a loan production office in Sebring. In December 2001, CIB Marine converted its CIB -- Chicago loan production office in North Miami Beach to a full-service banking facility of Citrus Bank. In January 2002, CIB Marine converted the bank's loan production office in Sebring to a full-service banking facility. During April 2003, CIB Marine established banking facilities in Boca Raton, Miami and Coral Gables. At December 31, 2003, Citrus Bank had total assets of $211.6 million, 53 full-time equivalent employees and eight banking facilities, one each in Vero Beach, Sebastian, North Miami Beach, Barefoot Bay, Sebring, Boca Raton, Miami and Coral Gables.

 PHOENIX METROPOLITAN AREA

     In October 2001, CIB Marine entered the Phoenix metropolitan area by establishing a banking facility of Marine FSB in Scottsdale, Arizona. In January 2003, this facility became the main office of Marine FSB. In February 2004, a second banking facility in the Phoenix metropolitan area was opened in Sun City.

 LAS VEGAS METROPOLITAN AREA

     In January 2002, CIB Marine entered the Las Vegas metropolitan area by establishing a banking facility of Marine FSB in Henderson, Nevada.

OPERATIONS OF NONBANK SUBSIDIARIES

     At December 31, 2003, CIB Marine also had five wholly-owned nonbanking subsidiaries or affiliates: Mortgage Services, Inc., CIB Marine Capital, LLC, CIB Marine Commercial Finance, LLC, CIB Marine Information Services, Inc., and MICR, Inc.

 MORTGAGE SERVICES, INC.

     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc ("Mortgage Services"). This subsidiary is an Illinois corporation and conducted retail and wholesale mortgage operations in a number of states. CIB Marine sold substantially all of these mortgage loans in the secondary market with servicing rights released. As of December 31, 2003, Mortgage Services had 112 full-time equivalent employees. Mortgage Services does not separately own any facilities, and its principal office was located in the Bloomington facility of Central Illinois Bank. Mortgage Services employees also provided mortgage origination and mortgage brokerage services at many of the other branch facilities of CIB Marine's subsidiary banks. CIB Marine sold the operations of Mortgage Services in the third quarter of 2004. CIB Marine is in the process of winding down the remaining affairs of Mortgage Services. CIB Marine offers residential mortgage loans through its subsidiary banks.

 CIB MARINE CAPITAL, LLC

     On April 3, 2001, CIB Marine established CIB Marine Capital, LLC ("CIB Marine Capital"), a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are, by their nature, inherently riskier than senior debt position loans. At December 31, 2003, CIB Marine Capital had total loans outstanding of $19.0 million. CIB Marine Capital does not separately own any facilities and its principal office was located in the Hillside, Illinois facility of CIB -- Chicago. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs, including the sale and collection of outstanding loans.

 CIB MARINE COMMERCIAL FINANCE, LLC

     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through CIB Marine Commercial Finance, LLC ("Commercial Finance"), an Illinois limited liability company and a wholly-owned subsidiary of CIB -- Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. CIB Marine Commercial Finance, LLC provided the factoring of receivables and other asset-based lending products to borrowers. At December 31, 2003, CIB Marine Commercial Finance, LLC had total assets of $12.0 million and 13 full-time equivalent employees. CIB Marine Commercial Finance, LLC did not own any facilities and its principal office was located in the Hillside, Illinois facility of CIB -- Chicago. CIB Marine sold the operations of this company in

June 2004 and dissolved the company in November 2004. For more information on this company, see Note 3 -- Business Combinations in Item 8 of this Form 10-K.

 CIB MARINE INFORMATION SERVICES, INC.

     CIB Marine Information Services, Inc. ("CIB Marine Information"), an Illinois corporation, was incorporated as a wholly-owned subsidiary of CIB Marine in August 1990 as CIB Data Processing Services, Inc. In 2002, CIB Marine changed its name to CIB Marine Information Services, Inc. This subsidiary was organized to provide in-house data processing services, coordinate computer equipment leases and purchases, license banking software and coordinate operation of CIB Marine software. CIB Marine Information facilitates internal operational needs and does not provide services to third parties. As of December 31, 2003, CIB Marine Information had 71 full-time equivalent employees. CIB Marine Information does not separately own any facilities, and its principal office is located in Mt. Prospect, Illinois.

 MICR, INC.

     In 2000, CIB Marine acquired and/or assumed, through MICR, Inc. ("MICR"), a wholly-owned subsidiary of CIB -- Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software for small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business was classified as a held for disposal asset at December 31, 2003, 2002 and 2001. As of the acquisition date, MICR was recorded at $6.5 million, which represented the approximate fair value, as determined by an independent appraiser, of the business, less estimated costs to sell. Dividends totaling $0.8 million, $1.5 million and $0.8 million were paid by MICR to CIB Marine during 2003, 2002 and 2001, respectively. The business has generated profits in each of the prior four years and CIB Marine believes that it is likely the business will continue to generate profits. CIB Marine cannot, however, provide assurances that these profits will continue or that there will not be losses with respect to this business in the future. Pre-tax net income was $1.1 million, $1.2 million and $1.2 million for 2003, 2002 and 2001, respectively. During 2003, goodwill of $2.0 million attributable to MICR was determined to be impaired and was written off. As of December 31, 2003, MICR had total assets of $4.6 million and $0.6 million in liabilities. MICR does not separately own any facilities. CIB Marine continues its efforts to sell MICR. For more information on this company see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Companies Held for Disposal" and "Subsequent Events -- MICR, Inc.," and Note 9 -- Companies Held for Disposal in Item 8 of this Form 10-K.

 CIB CONSTRUCTION, LLC

     In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction, LLC, a wholly-owned subsidiary of CIB -- Chicago, 84% of Canron Corporation, a steel fabrication and erection company that had operations in the United States, Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations to CIB Marine and it is classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. In the fourth quarter of 2003, Canron sold its Western Canadian, Western United States and Mexico operations. At December 31, 2003, CIB Construction had $29.0 million in assets and $28.5 million in liabilities. These amounts reflect estimated liquidation values net of selling costs. For more information on this company see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Companies Held For Disposal" and "Subsequent Events -- Canron," Note 3 -- Business Combinations and Note 9 -- Companies Held for Disposal in Item 8 of this Form 10-K.

MANAGEMENT SUPPORT SERVICES

     In addition to the support services provided by its nonbank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries' back office services, including credit administration, treasury and asset/liability management support services, loan review, accounting, finance, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes it is more efficient for it to consolidate these services in order to assure that its operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if these services were performed independently at each subsidiary. At December 31, 2003, CIB Marine had 192 full-time equivalent employees at the holding company level, a majority of who are providing the described services to its subsidiaries.

TOTAL EMPLOYEES

     At December 31, 2003, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 898 full-time equivalent employees. Including Canron Corporation and MICR, which are held for disposal. CIB Marine had a total of 947 full-time equivalent employees.

COMPETITION

     The banking industry is highly competitive. CIB Marine's subsidiary banks compete for loans, deposits and other financial services in their markets and surrounding areas. CIB Marine competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by CIB Marine. Many of these financial firms have a regional or national presence and resources many times greater than those of CIB Marine. In addition, new financial companies such as money market mutual funds, brokerage companies and other nonbanking organizations are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

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

SUPERVISION AND REGULATION

GENERAL

     Bank holding companies and financial institutions are extensively regulated under both federal and state law. Any significant change in the banking laws and regulations applicable to CIB Marine or its banking subsidiaries could materially impact CIB Marine's operations or change the manner in which it conducts business. Federal and state regulation of financial institutions is intended primarily for the protection of the federal deposit insurance funds and depositors.

     CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is regulated by the Federal Reserve Board. Marine FSB is a federal savings bank, and its primary regulator is the Office of Thrift Supervision (the "OTS"). Citrus Bank is a national bank, and its primary regulator is the Office of the Comptroller of the Currency (the "OCC"). CIB Marine's other bank subsidiaries are regulated by the Federal Deposit Insurance Corporation (the "FDIC"), as their primary federal regulator, and also by the state banking regulator for the state in which they are chartered: The Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation (the "DBRE"), the Wisconsin Department of Financial Institutions, or the Indiana Department of Financial Institutions. CIB Marine's mortgage banking subsidiary is regulated by the DBRE, and regulators in certain other states in which Mortgage Services conducts operations.

     CIB Marine and its nonbank subsidiaries are subject to examination by the Federal Reserve Board. The state banking regulators and FDIC periodically conduct examinations of CIB Marine's state bank subsidiaries and nonbank subsidiaries that are under their regulatory authority. The OTS periodically conducts examinations of Marine FSB. The OCC periodically conducts examinations of Citrus Bank. The FDIC may also conduct special examinations of Marine FSB and Citrus Bank.

     The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. CIB Marine and each of its subsidiary banks, except Marine FSB, are subject to a Written Agreement, Cease and Desist Order or Memorandum of Understanding. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters."

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

EXPANSION ACTIVITIES

     The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with another bank holding company, acquiring substantially all the assets of any bank or bank holding company, or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank. The BHCA also prohibits a bank holding company, with particular exceptions, from acquiring direct or indirect ownership of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. Bank holding companies may, however, engage in some businesses and activities determined by the Federal Reserve Board to be closely related to banking or managing and controlling banks.

INTERSTATE BANKING AND BRANCHING

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Riegle-Neal"), subject to certain concentration limits and other requirements, including having adequate capitalization and management:

     - bank holding companies like CIB Marine are permitted to acquire banks and bank holding companies located in any state;

     - any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company; and

     - banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to engage in branching activities in other states through purchase or de novo establishment is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. Federal Savings Banks such as Marine FSB are permitted to establish de novo branches outside their home state with OTS approval.

FINANCIAL MODERNIZATION LEGISLATION

     The Gramm-Leach-Bliley Act of 1999 and its implementing regulations (the "GLBA") significantly changed financial services regulations by expanding permissible nonbanking activities and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. As a result of the GLBA, a bank holding company may become a "Financial Holding Company" and engage in a full range of financial activities, including banking, insurance and securities activities, merchant banking and additional activities that are determined by the Federal Reserve to be "financial in nature", "incidental" to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The provisions of the GLBA became effective March 11, 2000.

     In order to qualify as a Financial Holding Company, a bank holding company is required to file a declaration with the Federal Reserve Board certifying that all of its insured depository institutions are "well capitalized" and "well managed". In addition, the Federal Reserve must also determine that each of the company's insured depository institutions has received at least a satisfactory rating in their most recent Community Reinvestment Act ("CRA") examination. CIB Marine has not elected to become a Financial Holding Company and would not presently be able to do so.

     The GLBA also allows passive investments by Financial Holding Companies in any type of financial or nonfinancial company through merchant bank and insurance company investments, provides an enhanced framework for protecting the privacy of consumer information, and broadens the activities which may be conducted by national banks. Through a financial subsidiary, and subject to certain eligibility requirements and restrictions, a national bank may engage in any activity authorized for a national bank directly or any financial activity, except insurance investments or underwriting, real estate investments or development, or merchant banking, which may be conducted through a Financial Holding Company. Because Wisconsin, Illinois and Indiana provide for parity with national banks, the state chartered subsidiary banks of CIB Marine will be able to form subsidiaries and engage in the activities permitted for national bank subsidiaries.

     The GLBA also established a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator having the greatest expertise in the area. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the Securities and Exchange Commission ("SEC") and state securities regulators.

     The GLBA also limits the ability of depository and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to these rules, such institutions must adopt privacy policies and provide initial notices to customers about them describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices to current customers about their privacy policies; and a reasonable method for customers to "opt-out" of disclosures to nonaffiliated third parties. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

CAPITAL STANDARDS

     The federal banking agencies impose risk-based capital requirements and guidelines on bank holding companies and banks to provide for a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. A bank holding company or bank's capital, in turn, is divided into two tiers:

     - core capital (commonly referred to as Tier 1 capital), which generally includes common equity, qualifying noncumulative perpetual preferred stock, and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries (including trust preferred securities, provided that not more than 25% of the qualifying Tier 1 capital may consist of trust preferred securities), less goodwill and certain other intangible assets; and

     - supplementary capital (commonly referred to as Tier 2 capital), which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, and limited amounts of subordinated debt and reserves for credit losses.

     Bank holding companies and banks are currently required to maintain Tier 1 capital equal to at least 4% and "total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 8% of its total risk-weighted assets, including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit.

     The Federal Reserve Board, the FDIC and the OCC have also adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under these market risk requirements, capital must be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

     The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" of Tier 1 capital to adjusted total assets of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements, or 3% plus an additional cushion of at least 100 to 200 basis points if the bank holding company does not meet these requirements. Federal regulators have imposed similar requirements on banks.

     The regulators may set capital requirements higher than the minimums noted above for banks and bank holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

     At December 31, 2003, CIB Marine was not in compliance with these minimum capital requirements. At December 31, 2003, CIB Marine's banking subsidiaries were in compliance with those requirements except CIB -- Chicago. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital" and Note 15 -- Stockholders' Equity in Item 8 of this Form 10-K.

     On January 30, 2003, CIB -- Chicago entered into a Memorandum of Understanding (the "Memorandum") with the DBRE and the FDIC. The Memorandum was entered into as a result of a deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process. Pursuant to the Memorandum, CIB -- Chicago agreed to take certain actions to correct noted deficiencies and to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets as calculated in accordance with Part 325 of the FDIC rules and regulations ("Part 325"), 12 C.F.R. Part 325 during the period in which the Memorandum was in effect. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank's capital accounts. Also, unless prior written consent is received from the regulators, CIB -- Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval. For additional information relative to the Memorandum, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters" and Note
15 -- Stockholders' Equity in Item 8 of this Form 10-K.

     The Memorandum was superceded by a joint Cease and Desist Order entered into by CIB -- Chicago with the FDIC and DBRE with an effective date of May 29, 2004. Pursuant to the Cease and Desist Order, CIB -- Chicago is required to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets as calculated in accordance with Part 325 of the FDIC rules and regulations ("Part 325"), 12 C.F.R. Part 325. The Order further required
CIB -- Chicago to submit a plan within 60 days of the date of the required determination to increase its capital ratio to 8%. If it is below such threshold, CIB -- Chicago would be required to prepare and submit to the regulators a plan to raise
CIB -- Chicago's capital ratio to 8%. Central Illinois Bank, Marine -- Wisconsin and CIB -- Indiana entered into similar orders with the FDIC and their applicable state banking regulators and CIB Marine entered into a Written Agreement providing for similar terms with the Federal Reserve Bank, each effective May 29, 2004. On August 19, 2004, Citrus Bank entered into a similar written agreement with the OCC. In April 2005, the Cease and Desist Orders at CIB -- Indiana and Marine -- Wisconsin were released and replaced with Memoranda of Understanding, which were entered into in March 2005, and Central Illinois Bank, Marine -- Wisconsin and CIB -- Indiana entered into Memorandum of Understandings with the FDIC and their state banking regulators as a result of deficiencies related to information technology. For additional information relative to the Cease and Desist Orders and Written Agreement, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters" and Note 15 -- Stockholders' Equity in Item 8 of this Form 10-K.

LIABILITY FOR BANK SUBSIDIARIES

     Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In addition, Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of a stockholder of a national bank whose capital has become impaired. If a stockholder, like CIB Marine, failed within three months, to pay that assessment, the OCC could order the sale of the stockholder's stock to cover the deficiency. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

     Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

     - the "default" of a commonly controlled FDIC insured depository institution, or

     - any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution "in danger of default."

     "Default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is generally defined as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. All of CIB Marine's subsidiary banks are FDIC insured depository institutions and could be liable to the FDIC if it were to suffer a loss in connection with any one of them. This liability would be subordinated in right of payment to deposit liabilities, secured obligations, any other general debt or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to all affiliates of the depository institutions, subject to certain exceptions.

     Also, if default occurred with respect to a CIB Marine subsidiary bank, any capital loans to that bank from CIB Marine would be subordinate in right of payment to the bank's depositors and certain of its other obligations. At December 31, 2003, CIB Marine did not have any capital loans to any of its subsidiary banks.

SAFETY AND SOUNDNESS GUIDELINES

     The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards relating to internal controls, information systems, and internal audit systems; loan documentation; credit underwriting; interest rate exposure; asset growth and asset quality; and compensation, fees, and benefits. In addition, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take prompt corrective action in respect to FDIC insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors established by regulation. Under applicable regulations, an FDIC insured bank is defined as well capitalized if it maintains a leverage ratio or Tier 1 capital to quarterly average total assets of at least 5%, a total capital ratio or qualifying total capital to risk-weighted assets, including certain off-balance sheet items, of at least 10% and a Tier 1 capital ratio or Tier 1 capital to risk-weighted assets of at least 6% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency.

     A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements: a leverage ratio of 4% or greater (or 3% or greater if it receives the highest composite examination rating by its examiners, subject to appropriate federal banking agency guidelines); a total capital ratio of 8% or greater; and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earning, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

     FDICIA generally prohibits a depository institution from making any capital distribution, including payment of dividends or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan to become adequately capitalized. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

     A number of additional requirements and restrictions may apply to significantly undercapitalized depository institutions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions may be restricted from making payments of principal and interest on subordinated debt and are subject to appointment of a receiver or conservator.

     At December 31, 2003, pursuant to FDIC guidelines in 12 C.F.R. Part 325, CIB -- Indiana, Marine FSB and Citrus Bank were categorized as well capitalized. Central Illinois Bank and Marine -- Wisconsin were categorized as adequately capitalized, and CIB -- Chicago was categorized as significantly undercapitalized, under the regulatory framework for prompt corrective action. In the second quarter of 2004, CIB -- Chicago submitted to the FDIC a capital restoration plan which was accepted by the FDIC on August 9, 2004, and subsequently amended by CIB -- Chicago to provide for the sale of the bank to restore its capital.

     In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their business for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. These enforcement actions may include the appointment of a conservator or receiver for a bank, the issuance of a cease and desist order that can be judicially enforced, the termination of a bank's deposit insurance, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if equitable relief was not granted. Finally, pursuant to an interagency agreement, the FDIC may examine without the express permission of the institution's primary regulator any institution that has a substandard regulatory examination score or is considered undercapitalized.

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

     CIB Marine's ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine's subsidiary banks to pay it dividends. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIB Marine's state chartered banks, the laws of Illinois, Indiana and Wisconsin are applicable. The ability of Marine FSB to pay dividends is subject to OTS regulations applicable to federal savings banks. The ability of Citrus Bank to pay dividends is subject to OCC regulations applicable to national banks. In addition, the Federal Reserve Board and the bank's regulators have the authority to prohibit CIB Marine and its subsidiary banks from paying dividends, depending upon CIB Marine's and the banks' financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

     Under Illinois law, a bank may generally pay dividends without the approval of the DBRE as long as the amount of the dividend does not exceed net profits then on hand, after first deducting from net profits the bank's losses and bad debts, and subject to certain additional requirements of the DBRE.

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

     An association is required to file an application for a proposed capital distribution if it is not eligible for expedited treatment. An association is eligible for expedited treatment if it has a composite rating of 1 or 2, a satisfactory CRA rating or better, a compliance rating of 1 or 2, meets all of its capital requirements and has not been notified by supervisory personnel that it is a problem association or an association in troubled condition. Even if an association qualifies for expedited treatment, it must still file an application if the total amount of all of the capital distributions, including the proposed capital distribution by the association during the applicable calendar year, exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years, or following the proposed capital distribution the association would not be adequately capitalized or the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the association and the OTS or the FDIC, or violate a condition imposed on the association in an OTS-approved application or notice. The OTS defines capital categories, including "well capitalized" and "adequately capitalized" generally the same way as the other federal banking regulators.

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

     In 2003 a total of $22.3 million in dividends were paid to CIB Marine by its bank and nonbank subsidiaries. As of December 31, 2003, there was no stockholders' equity at the subsidiary banks that was available for payment of dividends to CIB Marine without approval by the applicable regulatory authorities. For additional information regarding the Memorandum, Cease and Desist Orders and Written Agreement, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters" and Note 15 -- Stockholders' Equity in Item 8 of this Form 10-K.

FEDERAL DEPOSIT INSURANCE

     As FDIC-insured institutions, each of CIB Marine's subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a premium rate schedule, which provides for an assessment range of 0% to 0.27% of domestic deposits, depending on the capital category and supervisory category to which it is assigned. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC is also authorized to terminate an institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for CIB Marine's banks would have a material adverse effect on CIB Marine. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. As of December 31, 2003, the banks' assessment rate was 0%, and the quarterly debt service assessment rate was 0.0152%. During the first quarter of 2004, the assessment rates for Central Illinois Bank, Marine -- Wisconsin and CIB -- Indiana were increased to 0.10% and CIB -- Chicago was increased to 0.27%. Additionally, the quarterly debt service assessment rate for all banks was increased to 0.0154%. For further information on these assessments, see Subsequent Events -- FDIC Premiums in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

RESTRICTIONS ON AFFILIATE TRANSACTIONS

     Transactions between CIB Marine, its subsidiary banks and its nonbank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions and limitations on CIB Marine's subsidiary banks from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions and limitations prevent CIB Marine or other affiliates from borrowing from the subsidiary banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the subsidiary banks to or in CIB Marine or to or in any other affiliate are limited, individually, to 10% of the respective subsidiary bank's capital, allowance for loan losses and surplus, and such secured loans are limited in the aggregate to 20% of the respective subsidiary bank's capital, allowance for loan losses and surplus. All such transactions must be on terms that are no less favorable to the bank subsidiary than those that would be available from nonaffiliated third parties. Moreover, some state banking laws, like those in Illinois, impose restrictions on affiliate transactions similar to those imposed by federal law. Certain of CIB Marine's subsidiary banks have engaged in transactions with affiliates, including the making of loans to purchase CIB Marine stock. In connection with the cease and desist orders issued against CIB Marine's bank subsidiaries (see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters"), CIB Marine's two Illinois bank subsidiaries were cited by the bank regulators for failure to comply with federal restrictions (and CIB -- Chicago also was cited for failure to comply with the Illinois restrictions) on transactions with affiliates relating to lending transactions involving the stock of CIB Marine. See Note 2 -- Restatement of 2002 and 2001 -- Receivables from Sale of Stock in
Item 8 of this Form 10-K. Federal Reserve Board policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

     Certain of the subsidiary banks had $9.4 million of loans outstanding to Canron Corporation at December 31, 2003. As Canron was acquired as a result of debt previously contracted, it is not subject to the restrictions on affiliate transactions for a period of two years, unless extended, which period may be extended up to an additional three years.

     At December 31, 2003, CIB Marine's subsidiary banks had $22.7 million in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.1 million.

     The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

QUALIFIED THRIFT LENDER

     The Home Owners' Loan Act ("HOLA") requires savings associations such as Marine FSB to meet a qualified thrift lender ("QTL") test. To meet the QTL test, an association's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquid investments in an amount not exceeding 20% of assets. Qualified Thrift Investments generally consist of residential housing, small business, credit card and educational loans, and loans for personal, family and household purposes. A savings association that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

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

COMMUNITY REINVESTMENT ACT AND FAIR LENDING

     CIB Marine's subsidiary banks are subject to the Community Reinvestment Act ("CRA") and various fair lending requirements and reporting obligations. The CRA generally requires federal banking agencies to evaluate whether financial institutions are meeting the credit needs of its local communities, including low-and moderate-income neighborhoods and to rate such institutions and publicly disclose such ratings. State and federal agencies also examine financial institutions compliance with fair lending laws. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. Federal banking agencies are also authorized to take compliance with such laws and a bank's CRA rating into consideration when regulating and supervising other activities of a bank holding company and its banks, including expansionary activities. As of the date of its most recent examination, each of CIB Marine's subsidiary banks had a CRA rating of at least satisfactory.

COMPLIANCE WITH CONSUMER PROTECTION LAWS

     CIB Marine's subsidiary banks are subject to many federal consumer protection statutes and regulations including the CRA, Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

      - require banks to meet the credit needs of their communities;

      - require banks to disclose credit terms in meaningful and consistent ways;

      - prohibit discrimination against an applicant in any consumer or business credit transaction;

      - prohibit discrimination in housing-related lending activities;

      - require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

      - require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

      - prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

      - prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

CONTROL ACQUISITIONS

     The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), such as CIB Marine, would, under the circumstances set forth in the presumption, constitute acquisition of control of CIB Marine.

     In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of the acquirer that is a bank holding company) or more of the outstanding common stock of CIB Marine, or otherwise obtaining control or a "controlling influence" over CIB Marine or its banking subsidiaries.

USA PATRIOT ACT OF 2001

     The USA Patriot Act of 2001 and its implementing regulations ("Patriot Act") were enacted and implemented for the purpose of strengthening the ability of the U.S. Government to intercept and obstruct terrorism by, among others, increasing the power of the U.S. government to obtain access to information and to investigate a broad range of criminal activities. The Patriot Act expanded the definition of money laundering to include terrorism, terrorism support and foreign corruption, and increases the civil and criminal penalties for money laundering offenses. The Patriot Act further applies certain anti-money laundering measures to United States bank accounts of foreign persons; prohibits financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provides for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provides the Department of Treasury with regulatory authority to ensure that certain accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; provides standards for verifying customer identification at account opening; and sets forth rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. Regulatory authorities have increased compliance monitoring activities and have levied significant fines and sanctions on many firms in the financial industry. No fines or sanctions have been levied on CIB Marine.

SARBANES-OXLEY ACT OF 2002

     The Sarbanes-Oxley Act of 2002 ("Sarbanes") addresses corporate governance and accounting oversight matters. Sarbanes requires the creation of a five member oversight board appointed by the SEC that is to set standards for accountants and have investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public audit clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the CEO and the Chief Financial Officer of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material affect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading.

1934 EXCHANGE ACT

     CIB Marine's stock is registered with the Securities and Exchange Commission ("SEC"). Under the Exchange Act, CIB Marine is subject to the information, reporting, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act.

FUTURE LEGISLATION

     Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and the operating environment of CIB Marine and its banking subsidiaries in substantial and unpredictable ways. CIB Marine cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon the financial condition or results of operations of CIB Marine or its banking subsidiaries.

                             AVAILABLE INFORMATION

     CIB Marine files various reports with the Securities and Exchange Commission. The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. CIB Marine makes all SEC filings available without charge to the public on its web site at http://www.cibmarine.com as soon as reasonably practical after filed.

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

     - CIB Marine's ability to maintain adequate capital;

     - CIB Marine's ability to operate profitably;

     - CIB Marine's ability to comply with regulatory orders and agreements;

     - The costs and effects of outstanding and/or potential litigation and of unexpected or adverse outcomes in such litigations;

     - CIB Marine's ability to bring current its delinquent filings of periodic reports with the Securities and Exchange Commission and other regulators;

     - CIB Marine's ability to submit a timely filing of its federal and state income tax returns;

     - CIB Marine's ability to attract and retain key personnel;

     - CIB Marine's ability to attract and retain core deposits;

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

     - Increased competition from other financial and nonfinancial institutions;

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

ITEM 2.  PROPERTIES

     The following table provides information relating to the material real properties owned or leased by CIB Marine and its subsidiaries as of December 31, 2003. CIB Marine's subsidiary banks lease or sublease office space to CIB Marine and to its nonbank subsidiaries.

                                                              OWNED OR    DATE OPENED
LOCATION                                                       LEASED     OR ACQUIRED
--------                                                      ---------   -----------
SUBSIDIARY BANKS(1):
CENTRAL ILLINOIS BANK FACILITIES
Sidney, Illinois............................................    Owned        09/87
Champaign, Illinois.........................................    Owned        09/88
Urbana, Illinois............................................    Owned        03/90
Arrowsmith, Illinois........................................    Owned        10/91
Champaign, Illinois (Midtown)...............................    Owned        04/94
Rantoul, Illinois...........................................   Leased        11/94
Monticello, Illinois........................................   Leased        05/95
Danville, Illinois..........................................    Owned        08/95
Decatur, Illinois...........................................   Leased        10/95
Arthur, Illinois............................................    Owned        10/96
Morton, Illinois............................................   Leased        10/96
Peoria, Illinois............................................   Leased        09/97
East Peoria, Illinois.......................................    Owned        10/97
Springfield, Illinois.......................................   Leased        04/99
Lincoln, Illinois...........................................    Owned        04/00
Bloomington, Illinois.......................................    Owned        10/00
Peoria, Illinois (Knoxville)................................   Leased        12/01
Peoria, Illinois (Grand Prairie)............................   Leased        04/03

                                                              OWNED OR    DATE OPENED
LOCATION                                                       LEASED     OR ACQUIRED
--------                                                      ---------   -----------
CIB-CHICAGO FACILITIES(2)
Hillside, Illinois..........................................   Leased        06/94
Willow Springs, Illinois....................................    Owned        07/96
Niles, Illinois.............................................   Leased        08/96
Elk Grove Village, Illinois.................................    Owned        10/96
Chicago, Illinois...........................................   Leased        10/96
Bolingbrook, Illinois.......................................   Leased        02/97
Elmhurst, Illinois..........................................   Leased        06/98
Gurnee, Illinois............................................   Leased        07/98
Mount Prospect, Illinois....................................    Owned        03/99
Arlington Heights, Illinois.................................    Owned        03/99
Northbrook, Illinois........................................   Leased        04/99
Zion, Illinois..............................................    Owned        09/99
Frankfort, Illinois.........................................   Leased        01/00
Palos Heights, Illinois.....................................   Leased        11/02
Harwood Heights, Illinois...................................   Leased        04/03
Deerfield, Illinois.........................................   Leased        06/03
MARINE-WISCONSIN FACILITIES
Cedarburg, Wisconsin........................................    Owned        09/97
Grafton, Wisconsin..........................................    Owned        09/97
Pewaukee, Wisconsin.........................................   Leased        02/98
Wauwatosa, Wisconsin........................................   Leased        05/98
Milwaukee, Wisconsin........................................   Leased        04/99
Franklin, Wisconsin.........................................   Leased        08/00
Brookfield, Wisconsin.......................................   Leased        09/01
CIB-INDIANA FACILITIES
Indianapolis, Indiana (Fox Road)............................   Leased        03/98
Indianapolis, Indiana (Emerson Way).........................   Leased        09/98
Indianapolis, Indiana (Monument Circle).....................   Leased        04/99
Indianapolis, Indiana (Rockville Road)......................    Owned        03/00
Carmel, Indiana.............................................   Leased        08/00
MARINE FSB FACILITIES
Omaha, Nebraska.............................................   Leased        11/99
Scottsdale, Arizona.........................................   Leased        10/01
Henderson, Nevada...........................................   Leased        01/02
CITRUS BANK FACILITIES
Vero Beach, Florida.........................................    Owned        04/90
Sebastian, Florida..........................................    Owned        02/93
Barefoot Bay, Florida.......................................    Owned        09/96
North Miami Beach, Florida..................................   Leased        12/01
Sebring, Florida............................................   Leased        01/02
Biscayne Bay, Florida.......................................   Leased        04/03
Coral Gables, Florida.......................................   Leased        04/03
Boca Raton, Florida.........................................   Leased        04/03

                                                              OWNED OR    DATE OPENED
LOCATION                                                       LEASED     OR ACQUIRED
--------                                                      ---------   -----------
NONBANK SUBSIDIARIES:
MICR, INC.
Mukilteo, Washington........................................   Leased        10/00
MORTGAGE SERVICES, INC.(3)
Waukesha, Wisconsin.........................................   Leased        12/02
CIB MARINE BANCSHARES, INC.
Champaign, Illinois.........................................   Leased        10/99

---------------

(1) CIB Marine's subsidiary banks are in the process of evaluating the effectiveness of their respective branch networks, which may result in the sale or closure of certain of these branches. See Branch Activities in Note 27 -- Subsequent Events for further information.

(2) CIB Marine sold CIB -- Chicago in November 2004.

(3) CIB Marine sold the operations of Mortgage Services, Inc. and its Comcor division in the third quarter of 2004.

     The following table provides information relating to the material real properties owned or leased by companies held for disposal by CIB Marine at December 31, 2003.

                                                 OWNED OR    DATE OPENED   DATE SOLD OR LEASE
LOCATION                                          LEASED     OR ACQUIRED       TERMINATED
--------                                         ---------   -----------   ------------------
CANRON CORPORATION
Rexdale, Ontario...............................    Owned        10/02             4/05
Conklin, New York..............................    Owned        10/02             2/04
New York, New York.............................   Leased        10/02             1/04
Regina, Saskatchewan...........................    Owned        10/02             9/04
Edmonton, Alberta..............................   Leased        10/02             1/04
Piscataway, New Jersey.........................   Leased        10/02             1/04

     None of the properties owned by CIB Marine or its subsidiaries are subject to encumbrances material to the operations of CIB Marine and its subsidiaries. CIB Marine considers the conditions of its properties to be generally good and adequate for the current needs of the businesses of it and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

     Material pending litigation, other than that of a routine nature in the ordinary course of business, is as follows:

     In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB -- Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB -- Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB -- Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants' violations of lending regulations caused a decline in the plaintiff's investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB -- Chicago.

     In June 2004, Central Illinois Bank ("CIB") commenced an action in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, against John C. Hadley and Mary Lydia Hadley, CIB Marine's largest individual shareholders, for damages arising out of the Hadleys' default in December 2003 of certain loan obligations (the "State Litigation") and subsequently obtained a confession of judgment. The loans approximate $9.0 million and are secured by CIB Marine stock and the accounts receivable, inventory, equipment and other personal property of the borrowers and their restaurant supply and coin businesses. In December 2004, the Hadleys consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code pending in the United States Bankruptcy Court for the Central District of Illinois (the "Bankruptcy Case"). In August 2004, and prior to the bankruptcy consent orders, the Hadleys filed a motion to vacate the confession of judgment in the State Litigation and sought leave to file a proposed counterclaim to recover $35.0 million in actual damages and punitive damages for the alleged loss or substitution by CIB of certain rare coins and collectibles which the Hadleys allege were pledged to CIB as collateral. The Hadleys' motion remains pending in the State Litigation, which has been stayed by the pendency of the Bankruptcy Case. CIB intends to vigorously defend the counterclaim if it is pursued. The ultimate outcome of the counterclaim cannot be determined at this time. CIB has filed a motion to modify the automatic stay to permit CIB to proceed with the State Litigation and to foreclose on its collateral if the Hadleys do not provide adequate protection.

     In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine, "Central Illinois Bancorp, Inc." and KPMG LLP in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff's October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine's and Central Illinois Bancorp, Inc.'s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine and KPMG's alleged professional negligence he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff. The claim against KPMG LLP was subsequently dismissed and in March 2005 Plaintiff amended his complaint to add the former President and CEO of CIB Marine, KPMG LLP and the KPMG LLP partner in charge of CIB Marine's audit as defendants based upon claims of alleged fraudulent concealment (as to the former President and CEO of CIB Marine) and professional negligence (as to KPMG and the partner in charge of CIB Marine's audit). CIB Marine filed a motion to dismiss several of Plaintiff's claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion has been denied. Plaintiff has voluntarily dismissed his claims against both KPMG LLP and the partner in charge of CIB Marine's audit. All discovery has been stayed in this action by an order of the federal court in the Dennis Lewis case described later in this section. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.

     In November 2004, CIB -- Chicago and/or Marine -- Wisconsin commenced three lawsuits in Illinois against Miss Mimi Corporation, Gerard M. Jacobs and T. Benjamin Jennings for damages arising out of the defendants' default of certain loan obligations. The bank claims damages of approximately $15.3 million. In December 2004, the defendants filed a counterclaim against CIB -- Chicago, CIB Marine and certain of its current and former directors and officers for damages arising out of alleged fraudulent misrepresentations relative to defendants' purchase of CIB Marine stock from one of CIB Marine's largest borrowers at the time, and breach of fiduciary duties. Defendants seek compensatory damages in excess of $0.5 million and punitive damages of $2.0 million on the fraud claim, and compensatory damages of $2.5 million and punitive damages of $5.0 million on the breach of fiduciary duties claim. CIB Marine intends to vigorously defend this action. The ultimate outcome of this action cannot be determined at this time. On November 30, 2004, CIB Marine sold CIB -- Chicago.

     On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and various other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine, certain of its current and former officers and directors, and KPMG LLP. The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation, and have not been reasserted in the consolidated complaint. Plaintiffs seek to maintain the action as a class action on behalf of all persons who purchased common stock of CIB Marine between April 12, 1999, and April 12, 2004, claiming violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine and KPMG under Section 20(a) of the Securities Exchange Act as controlling persons. The gravamen of the complaint is that the financial condition of CIB Marine was overstated with the result that members of the purported class acquired their CIB Marine stock at inflated prices. All defendants have moved to dismiss the action on various grounds. As a result of the filing of these motions, all discovery in this action is automatically stayed. The court has granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin. CIB Marine intends to vigorously contest class action certification and defend this action. The ultimate outcome of this action cannot be determined at this time.

     In April 2005, James Fasano and Thomas Arundel, shareholders of CIB Marine and borrowers of CIB -- Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, CIB -- Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder to induce the plaintiffs to borrow $0.5 million from CIB -- Chicago and invest it in Canron. Plaintiffs assert claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants' violations of lending regulations caused a decline in the plaintiffs' investment in CIB Marine. Plaintiffs seek an unspecified amount of compensatory and punitive damages, request an order requiring CIB Marine and the bank to repurchase their CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. On November 30, 2004, CIB Marine sold CIB -- Chicago.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     CIB Marine did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal year 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for CIB Marine's common stock. As of September 30, 2005, there were approximately 1,598 holders of record of CIB Marine's common stock.

     CIB Marine has not paid cash dividends on its common stock. As a result of recent losses, CIB Marine does not currently have any intentions to pay a cash dividend. Further, CIB Marine is restricted by the regulators from paying cash dividends. Restrictions on CIB Marine's ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed under Item 1, "Business -- Supervision and Regulation -- Dividend Restrictions" and also Note 15 -- Stockholders' Equity to the consolidated financial statements. CIB Marine will periodically evaluate its financial position to determine whether to pay cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth CIB Marine's selected consolidated financial data. The following information should be read in conjunction with the consolidated financial statements, including the related notes, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein. The statements of operations data for the years ended December 31, 2002 and 2001 and the financial condition as of December 31, 2002, 2001, 2000 and 1999, and all related share, financial ratios and other data have been restated. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement" and
Note 2 -- Restatement of 2002 and 2001 Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               2003          2002          2001          2000          1999
                                            -----------   -----------   -----------   -----------   -----------
                                                                              (AS RESTATED)
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED STATEMENTS OF OPERATIONS DATA
  Interest and dividend income............  $   189,557   $   204,001   $   203,005   $   190,565   $   122,300
  Interest expense........................       86,185        97,335       115,723       112,722        64,712
                                            -----------   -----------   -----------   -----------   -----------
  Net interest income.....................      103,372       106,666        87,282        77,843        57,588
  Provision for credit losses.............      160,593        46,510        14,395         9,454         6,785
                                            -----------   -----------   -----------   -----------   -----------
      Net interest income (loss) after
         provision for credit losses......      (57,221)       60,156        72,887        68,389        50,803
  Noninterest income(1)...................       18,931        16,533        17,619         7,767         5,594
  Noninterest expense.....................       95,551        64,484        51,377        44,510        35,888
                                            -----------   -----------   -----------   -----------   -----------
  Income (loss) from continuing operations
    before income taxes...................     (133,841)       12,205        39,129        31,646        20,509
  Income tax expense (benefit)............       (3,148)        2,596        13,400        10,975         7,250
                                            -----------   -----------   -----------   -----------   -----------
      Income (loss) from continuing
         operations.......................     (130,693)        9,609        25,729        20,671        13,259
  Discontinued operations
    Pre-tax loss from discontinued
      operations..........................       (5,937)         (650)           --            --            --
    Income tax expense....................        1,018           152            --            --            --
                                            -----------   -----------   -----------   -----------   -----------
      Loss from discontinued operations...       (6,955)         (802)           --            --            --
                                            -----------   -----------   -----------   -----------   -----------
  NET INCOME (LOSS).......................  $  (137,648)  $     8,807   $    25,729   $    20,671   $    13,259
                                            ===========   ===========   ===========   ===========   ===========
COMMON SHARE DATA
  Earnings (loss) per Share
  Basic
    Income (loss) from continuing
      operations..........................  $     (7.15)  $      0.53   $      1.45   $      1.19   $      0.80
    Discontinued operations...............        (0.38)        (0.05)           --            --            --
                                            -----------   -----------   -----------   -----------   -----------
    Net income (loss).....................  $     (7.53)  $      0.48   $      1.45   $      1.19   $      0.80
                                            ===========   ===========   ===========   ===========   ===========
  Diluted
    Income (loss) from continuing
      operations..........................  $     (7.15)  $      0.52   $      1.42   $      1.17   $      0.79
    Discontinued operations...............        (0.38)        (0.05)           --            --            --
                                            -----------   -----------   -----------   -----------   -----------
    Net income (loss).....................  $     (7.53)  $      0.47   $      1.42   $      1.17   $      0.79
                                            ===========   ===========   ===========   ===========   ===========
  Dividends...............................           --            --            --            --            --
  Book value per share....................  $      5.94   $     13.52   $     12.86   $     11.30   $      9.60
  Weighted average shares
    outstanding -- basic..................   18,286,550    18,167,379    17,751,752    17,381,478    16,528,981
  Weighted average shares outstanding --
    diluted...............................   18,286,550    18,547,515    18,083,013    17,622,964    16,741,410

                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               2003          2002          2001          2000          1999
                                            -----------   -----------   -----------   -----------   -----------
                                                                              (AS RESTATED)
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
FINANCIAL CONDITION DATA
  Total assets............................  $ 3,186,237   $ 3,650,705   $ 2,942,018   $ 2,459,298   $ 1,907,067
  Loans...................................    2,360,041     2,704,006     2,382,045     1,826,135     1,450,871
  Allowance for loan losses...............     (109,872)      (65,122)      (35,855)      (23,988)      (16,214)
  Securities..............................      637,356       516,744       420,507       506,600       368,134
  Deposits................................    2,821,218     2,848,404     2,269,710     2,038,093     1,607,547
  Borrowings, including junior
    subordinated debentures and guaranteed
    trust preferred securities............      200,734       494,086       421,870       204,779       123,206
  Stockholders' equity....................      108,523       247,563       229,825       198,714       163,871
FINANCIAL RATIOS AND OTHER DATA
Performance Ratios:
  Net interest margin(2)..................         3.12%         3.43%         3.44%         3.73%         3.95%
  Net interest spread(3)..................         2.81          3.03          2.84          3.05          3.27
  Noninterest income to average
    assets(4).............................         0.54          0.41          0.51          0.35          0.36
  Noninterest expense to average assets...         2.74          1.99          1.94          2.02          2.33
  Efficiency ratio(5).....................        76.95         52.86         50.08         51.02         55.88
  Return on average assets(6).............        (3.94)         0.27          0.97          0.94          0.86
  Return on average equity(7).............       (63.02)         3.57         11.89         11.53          8.78
Asset Quality Ratios:
  Nonaccrual, restructured and 90 days or
    more past due and still accruing loans
    to total loans........................         6.58%         1.80%         1.62%         1.00%         0.61%
  Nonperforming assets and 90 days or more
    past due and still accruing loans to
    total assets..........................         6.15          1.43          1.42          0.81          0.52
  Allowance for loan losses to total
    loans.................................         4.66          2.41          1.51          1.31          1.12
  Allowance for loan losses to nonaccrual,
    restructured and 90 days or more past
    due and still accruing loans..........        70.72        134.09         93.16        130.71        183.67
  Net charge-offs to average loans........         3.81          0.64          0.12          0.10          0.15
Capital Ratios:
  Total equity to total assets............         3.41%         6.78%         7.81%         8.08%         8.59%
  Total risk-based capital ratio..........         7.19         10.01         10.37         10.48         10.04
  Tier 1 risk-based capital ratio.........         5.03          8.75          9.12          9.40          9.08
  Leverage capital ratio..................         4.23          8.30          9.01          8.69          8.75
Other Data:
  Number of employees (full-time
    equivalent)(8)........................          898           844           685           612           551
  Number of banking facilities............           57            52            49            45            41

---------------

(1) Noninterest income includes pre-tax gains on investment securities of $3.1 million for the year ended December 31, 2002, $4.0 million for the year ended December 31, 2001, $0.03 million for the year ended December 31, 2000 and a de minimis amount for the year ended December 31, 1999. There were no gains or losses on securities for the year ended December 31, 2003.

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

(8) Does not include employees of companies held for disposal of 49 in 2003, 914 in 2002, 40 in 2001 and 42 in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements, selected financial data appearing elsewhere within this report, and management's discussion and analysis are dependent upon CIB Marine's accounting policies. The selection and application of these accounting policies involve judgments about matters that affect the amounts reported in the financial statements and accompanying notes.

     Presented below are discussions of those accounting policies that management believes are the most important ("Critical Accounting Policies") to the portrayal and understanding of CIB Marine's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates and as such have a greater possibility of producing results that could be materially different than originally reported. See also Note 1 -- Summary of Significant Accounting Policies in Item 8 of this Form 10-K.

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

     CIB Marine evaluates certain commercial loans individually for impairment as required by Statement of Financial Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows from the loan or collateral valuations and all other known relevant information. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Loans, including all residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment under SFAS No. 5, Accounting for Contingencies ("SFAS 5") with groups of loans that have similar characteristics.

     For loans which are not individually evaluated, CIB Marine makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected losses inherent in a group of loans is derived based upon estimates of expected default and loss rates for the group of loans in part based upon CIB Marine's loss history and related migration analysis. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; and off-balance sheet positions.

     The amount of estimated impairment for individually evaluated loans and the estimate of losses for groups of loans is added together for a total estimate of loan losses. This estimate of losses is compared to the allowance for loan losses of CIB Marine as of the evaluation date, and if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside of a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. CIB Marine recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.

     During 2003, CIB Marine's policies and procedures over the determination of the allowance for loan losses were not effective.

        a) CIB Marine's policies and procedures to identify credit downgrades on a timely basis and establish suitable loan workout plans were not effectively followed;

        b) CIB Marine lacked adequate credit procedures to analyze borrowers' global cash flow; and

        c) CIB Marine lacked adequate procedures to monitor loan collateral and valuation on collateral dependent loans.

As a result of these internal control deficiencies, pertinent information was not identified, captured and communicated in a form and timeframe that enabled CIB Marine to analyze the appropriateness of the allowance for loan losses. Consequently, CIB Marine's allowance for loan losses was materially understated in previously issued consolidated financial statements for the fiscal quarters ended March 31 and June 30, 2003 and the years ended December 31, 2002 and 2001. These consolidated financial statements have been restated to reflect the correction of the aforementioned errors.

OTHER INVESTMENTS

     Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine's ownership is at least 3% in a limited partnership and 20% in a corporation, but less than 51%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired CIB Marine looks to previous transactions, if any, and the investee's financial condition. During 2003, CIB Marine recognized $2.0 million of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded. At December 31, 2003 and 2002, other investments totaled $9.6 million and $10.0 million, respectively, all of which are illiquid.

ASSETS OF COMPANIES HELD FOR SALE OR DISPOSAL

     Companies, and/or the operations of companies, which have been acquired through loan collection activities and held for sale or disposal are initially valued at the lower of cost or fair market value based upon independent valuations less estimated selling costs. The valuations of such businesses are allocated to the assets and liabilities of the businesses. The asset groups are then periodically evaluated for impairment as required under Financial Accounting Standards Board ("FASB") Statement No. 144, based upon the estimated undiscounted cash flows of the asset group. If the estimated undiscounted cash flows of the asset group are not sufficient to recover the carrying value of the asset group, then the fair value of the asset group is determined using a discounted cash flow approach. If the fair value of the asset group is less than the carrying amount, a loss is recognized. Should future estimated cash flows be reduced or if applicable discount rates increase, then the carrying value of the asset groups may need to be reduced and a loss recorded. Once a company meets the accounting criteria of held for sale, the net assets are carried at the fair value less estimated selling costs. At December 31, 2003 and 2002, the net carrying amount of companies held for disposal was $11.7 million and $36.7 million, respectively.

INCOME TAXES

     CIB Marine recognizes expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards. Realization of deferred tax assets is dependent upon CIB Marine generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some portion or all of the deferred tax asset will be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS, state taxing authorities, and foreign government taxing authorities. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. CIB Marine believes it has adequately accrued for all probable income taxes payable and provided valuation allowances for deferred tax assets where it has been determined to be not more likely than not that such assets are realizable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

     CIB Marine has entered into tax allocation agreements with its subsidiary entities included in the consolidated US Federal and unitary and combined state income tax returns, including US operations of companies held for sale or disposal. These agreements govern the timing and amount of income tax payments required by the various entities.

     Due to the significant losses incurred in 2003 and the expectation of additional losses in 2004, management has determined that it is not more likely than not that net deferred tax assets from continuing operations of $49.7 million at December 31, 2003 will be realized. Therefore, a valuation allowance of $48.8 million has been established for continuing operations.

INTRODUCTION

     The following is a discussion and analysis of CIB Marine's consolidated financial condition as of December 31, 2003 and 2002, and its changes in financial condition and results of operations for the three years ended December 31, 2003, 2002 and 2001. References in the discussion below to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified.

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

RESTATEMENT

     The consolidated statements of operations and the consolidated statements of cash flows as presented for the years ended December 31, 2002 and 2001, and the consolidated balance sheets as of December 31, 2002 and December 31, 2001 have been restated to reflect the following:

  LOAN AND OTHER CREDIT LOSSES

     In the third quarter of 2003, CIB Marine began a comprehensive review of the adequacy of its allowance for loan losses in response to deterioration in the credit quality of the Company's loan portfolio, including a significant increase in nonperforming loans, which was noted by the Company's banking regulators at certain subsidiary banks. A Special Review Committee of the Board was formed to further review these items and engaged outside advisors to conduct an independent review of loan related matters. As a result of this comprehensive review, the Company identified errors in the timing of loan downgrades. The consolidated financial statements for 2002 and 2001 have been restated to reflect loan downgrades in the appropriate periods. The impact of these restatement adjustments was an increase in Provision for credit losses of $10.8 million and $1.7 million in 2002 and 2001, respectively, and an increase in the Allowance for loan losses of $12.8 million and $1.8 million in 2002 and 2001, respectively.

  INTEREST INCOME -- LOANS

     In addition, errors were also identified in the timing of when loans were classified as nonperforming which resulted in loans not being placed on nonaccrual status in the correct reporting period. The consolidated financial statements for 2002 and 2001 have been restated to reflect loans being placed on nonaccrual status in the appropriate periods. The impact of these restatement adjustments was a reduction in Interest income -- loans of $0.2 million and $0.1 million in 2002 and 2001, respectively, and a corresponding reduction in Net loans.

  INCOME TAX EXPENSE

     The consolidated financial statements for 2002 and 2001 have also been restated to reflect the income tax effect of the above restatement adjustments. The effect of these restatement adjustments was a reduction in income tax expense on income from continuing operations of $4.2 million and $0.6 million in 2002 and 2001, respectively.

  RECEIVABLES FROM SALE OF STOCK

     During the regular 2003 regulatory examination, it was noted that certain of the Company's subsidiary banks had originated loans, the proceeds of which were used to purchase stock of the Company. Loans originated by CIB Marine's subsidiary banks to purchase CIB Marine stock should have been accounted for as a reduction in Stockholders' Equity unless the loan had been repaid prior to the issuance of the financial statements or the loan had been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any. The consolidated financial statements for 2002 and 2001 have been restated to reduce loans to purchase CIB Marine stock (as described above) and report those loans as a contra-equity account entitled "Receivables from sale of stock". The effect of these restatement adjustments was a reduction of Loans and a corresponding reduction of Stockholders' Equity of $7.9 million and $7.4 million as of December 31, 2002 and 2001, respectively, and a reduction of Stockholders' Equity of $5.1 million as of December 31, 2000. See Note
15 -- Stockholders' Equity -- Receivables from Sale of Stock for further information.

  RECLASSIFICATION OF SECURITIES AND ADJUSTMENT TO ACCUMULATED OTHER COMPREHENSIVE INCOME

     During the fourth quarter of 2004, CIB Marine determined that it no longer had the intent to hold to maturity its tax exempt securities classified as held to maturity. In the first nine months of 2005, CIB Marine sold $9.3 million of these securities at a gain of $0.4 million. As a result of a material contradiction related to management's previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement is to increase available for sale securities by $72.8 million and $98.7 million, and decrease held to maturity securities by $70.1 million and $96.6 million, at December 31, 2002 and 2001, respectively. The effect of this restatement also resulted in an increase in accumulated other comprehensive income and total Stockholders' Equity of $1.7 million, $1.3 million and $0.4 million as of December 31, 2002, 2001 and 2000, respectively, for the net unrealized gains on the reclassified securities. The difference in the increase in available for sale securities and the increase in accumulated other comprehensive income as of December 31, 2002 and 2001, is the deferred income tax effect on the net unrealized gain on securities of $1.0 million and $0.8 million, at December 31, 2002 and 2001, respectively, which resulted in a decrease in net deferred tax assets included in other assets at December 31, 2002 and an increase in deferred tax liabilities included in other liabilities at December 31, 2001.

     The cumulative impact of the above restatements is a decrease of net income of $6.8 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively, and a decrease in Stockholders' Equity of $14.2 million and $7.3 million as of December 31, 2002 and 2001, respectively. See Note 2 -- Restatement of 2002 and 2001 Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

OVERVIEW

     CIB Marine had a net loss of $137.6 million in 2003 and net income of $8.8 million in 2002 and $25.7 million in 2001. Total assets at December 31, 2003 were $3.2 billion, which represented a 12.7% decrease from total assets of $3.7 billion at December 31, 2002. Total assets increased 24.1% during 2002, from $2.9 billion at December 31, 2001.

     In 2003, CIB Marine commenced a comprehensive review of the adequacy of its allowance for loan losses. This review resulted from regular examinations at certain of CIB Marine's subsidiary banks by banking regulators and a deterioration in the credit quality of the loan portfolio, including a significant increase in nonperforming loans. External resources were employed to assist in the review of the loan portfolio and to investigate other loan related matters. See "Subsequent Events -- Independent Review and Investigation" for further information. As a result of CIB Marine's review process, CIB Marine increased its loan loss allowance and recognized an impairment loss of all goodwill relating to certain of its bank subsidiaries. These losses, and the related tax effects, significantly contributed to the net losses for 2003. In order to improve the financial strength of CIB Marine, including its liquidity and capital, CIB Marine directed its focus beginning in 2003 to improving the credit quality of its loan portfolio and enhancing its lending, credit and management culture. The reduction in assets from 2002 to 2003 is primarily a result of a reduction in loans, loans held for sale, and assets of companies held for disposal, and the write-off of goodwill. The reduction in loans was primarily due to loan collections and charge-offs, and a reduction in new loan originations resulting from CIB Marine's focus on improving credit quality.

     In January 2003, CIB -- Chicago entered into a Memorandum of Understanding with the DBRE and the FDIC. In May 2004, CIB -- Chicago, Central Illinois Bank, Marine -- Wisconsin and CIB -- Indiana entered into Cease and Desist Orders with banking regulators. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. In August 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements require minimum capital levels, correction of loan administration deficiencies and a reduction in credit concentrations and problem credits, and place restrictions on loan growth, total asset growth, and dividend payments from subsidiary banks to CIB Marine. In April 2005, Central Illinois Bank, Marine -- Wisconsin and CIB -- Indiana each entered into a Memorandum of Understanding with the FDIC and their applicable state banking regulator with respect to information technology. In April 2005, the Cease and Desist Orders at Marine -- Wisconsin and CIB -- Indiana were each released and replaced with Memoranda of Understanding which were entered into in March 2005. See "Regulatory Matters" for further information.

     Beginning in the second half of 2003 and continuing into 2004, CIB Marine took steps to improve credit quality, capital and liquidity. Several changes occurred in the senior management of CIB Marine and its subsidiaries; actions were taken to improve the credit underwriting procedures; steps were taken to increase the overall quality of its credit portfolio; and additional expense control measures were implemented.

     At December 31, 2003, CIB -- Chicago was significantly undercapitalized as a result of significant deterioration in credit quality and credit losses. During 2004, CIB Marine explored a number of alternatives to improve capital and strengthen the organization, including the sale of CIB -- Chicago and other of its banking subsidiaries. On November 30, 2004, CIB Marine sold CIB -- Chicago. A portion of the proceeds were used to pay off CIB Marine's outstanding balance on its line of credit and infuse capital into Central Illinois Bank, allowing the bank to meet its regulatory capital requirements. As a result of this sale, CIB Marine's total assets at December 31, 2004 were significantly less than total assets at December 31, 2003. CIB Marine also sold the assets of CIB Marine Commercial Finance, LLC and Mortgage Services, Inc. during 2004. See Note 27 -- Subsequent Events in Item 8 of this Form 10-K for further information.

RESULTS OF OPERATIONS

  NET INCOME

     CIB Marine's net loss was $137.6 million in 2003 compared to net income of $8.8 million in 2002. The decrease in net income in 2003 was primarily attributable to a $114.1 million increase in the provision for credit losses, a $48.7 million tax expense to reduce net deferred tax assets, a $31.1 million increase in noninterest expense, including a $14.4 million impairment loss on goodwill and other intangibles, and a $6.2 million increase in losses from discontinued operations, partially offset by an $5.7 million reduction in income taxes from continuing operations. Loss from discontinued operations, which increased from $0.8 million during 2002 to $7.0 million in 2003, is comprised of the consolidated operating and impairment losses of CIB Construction, including its Canron subsidiary.

     The increase in the provision for credit losses in 2003 was the result of an increase in the net loan charge-offs, which were $101.1 million, and additional provisions as a result of the deterioration in the quality of the loan portfolio, including an increase in the level of nonperforming loans. The majority of the increase in noninterest expense was attributable to a $14.4 million impairment loss on goodwill and customer base intangibles, a $7.2 million increase in compensation and employee benefits and a $5.4 million loss related to the impairment and sale of equity investments and foreclosed properties. The increased loss from discontinued operations was driven by a $4.7 million impairment loss.

     The effective tax (benefit) rate from continuing operations for 2003 was (2.4%) as compared to a tax provision rate of 21.3% for 2002 and 34.2% for 2001. The 2003 change in the effective tax rate was mainly due to a provision for a valuation allowance for deferred tax assets. Due to the significant losses in 2003 and the expectation of additional losses in 2004, CIB Marine determined that it was not more likely than not that the net deferred tax assets at December 31, 2003 would be realized in their entirety. Therefore, in 2003, a valuation allowance of $48.7 million was provided by way of a charge to tax expense to reduce the net deferred tax assets.

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

     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine's major asset, liability and stockholders' equity categories. Interest income is expressed on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by these tax-exempt assets for the years ended December 31, 2003, 2002 and 2001. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2003. See Note
22 -- Income Taxes to the consolidated financial statements for additional information.

                                                      YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------------------
                                           2003                                    2002
                           -------------------------------------   -------------------------------------
                            AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                            BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                           ----------   -----------   ----------   ----------   -----------   ----------
                                                                               (AS RESTATED)
                                                      (DOLLARS IN THOUSANDS)
                                                 ASSETS
INTEREST-EARNING ASSETS
  (TE):
Securities:
  Taxable................  $  509,944    $ 13,622        2.67%     $  425,602    $ 18,284        4.30%
  Tax-exempt(1)..........      61,646       3,411        5.53          61,270       3,910        6.38
                           ----------    --------        ----      ----------    --------        ----
  Total Securities.......     571,590      17,033        2.98         486,872      22,194        4.56
Loans(2,3):
  Commercial.............     764,251      46,076        6.03         805,009      52,960        6.58
  Commercial real
    estate...............   1,834,966     118,272        6.45       1,707,594     122,056        7.15
  Consumer...............      52,463       3,295        6.28          61,291       4,029        6.57
                           ----------    --------        ----      ----------    --------        ----
  Total loans............   2,651,680     167,643        6.32       2,573,894     179,045        6.96
Federal funds sold.......      35,775         466        1.30          28,654         539        1.88
Loans held for sale......     117,962       6,281        5.32          72,062       4,137        5.74
                           ----------    --------        ----      ----------    --------        ----
  Total interest-earning
    assets(1)............   3,377,007     191,423        5.67       3,161,482     205,915        6.51
                                         --------        ----                    --------        ----
NONINTEREST-EARNING
  ASSETS:
Cash and due from
  banks..................      51,078                                  36,892
Premises and equipment...      29,343                                  27,979
Allowance for loan
  losses.................     (94,243)                                (46,191)
Receivables from sale of
  stock..................      (7,242)                                 (7,814)
Accrued interest
  receivable and other
  assets.................     137,012                                  67,722
                           ----------                              ----------
Total noninterest-earning
  assets.................     115,948                                  78,588
                           ----------                              ----------
  Total Assets...........  $3,492,955                              $3,240,070
                           ==========                              ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
Deposits:
  Interest-bearing demand
    deposits.............  $   70,731    $    742        1.05%     $   57,831    $    590        1.02%
  Money market...........     427,919       6,993        1.63         285,178       5,829        2.04
  Other savings
    deposits.............     245,781       4,326        1.76         124,189       2,936        2.36
  Time deposits(4).......   1,953,816      64,316        3.29       1,960,349      76,129        3.88
                           ----------    --------        ----      ----------    --------        ----
  Total interest-bearing
    deposits.............   2,698,247      76,377        2.83       2,427,547      85,484        3.52
Borrowings -- short-term...    212,363      3,449        1.62         274,490       5,958        2.17
Borrowings -- long-term(4)..     46,771     1,161        2.48          46,396       1,370        2.95

                                  YEAR ENDED DECEMBER 31,
                           -------------------------------------
                                           2001
                           -------------------------------------
                            AVERAGE      INTEREST      AVERAGE
                            BALANCE     EARNED/PAID   YIELD/COST
                           ----------   -----------   ----------
                                       (AS RESTATED)
                                  (DOLLARS IN THOUSANDS)
                                          ASSETS
INTEREST-EARNING ASSETS
  (TE):
Securities:
  Taxable................  $  387,623     $23,026        5.94%
  Tax-exempt(1)..........      59,841       4,372        7.31
                           ----------     -------       -----
  Total Securities.......     447,464      27,398        6.12
Loans(2,3):
  Commercial.............     716,469      57,798        8.07
  Commercial real
    estate...............   1,297,281     110,837        8.54
  Consumer...............      69,025       5,652        8.19
                           ----------     -------       -----
  Total loans............   2,082,775     174,287        8.37
Federal funds sold.......      26,720       1,121        4.20
Loans held for sale......      27,756       1,919        6.91
                           ----------     -------       -----
  Total interest-earning
    assets(1)............   2,584,715     204,725        7.92
                                          -------       -----
NONINTEREST-EARNING
  ASSETS:
Cash and due from
  banks..................      19,150
Premises and equipment...      25,837
Allowance for loan
  losses.................     (28,923)
Receivables from sale of
  stock..................      (6,283)
Accrued interest
  receivable and other
  assets.................      52,825
                           ----------
Total noninterest-earning
  assets.................      62,606
                           ----------
  Total Assets...........  $2,647,321
                           ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
Deposits:
  Interest-bearing demand
    deposits.............  $   53,670     $ 1,061        1.98%
  Money market...........     245,754       8,797        3.58
  Other savings
    deposits.............      45,893       1,210        2.64
  Time deposits(4).......   1,615,016      89,536        5.54
                           ----------     -------       -----
  Total interest-bearing
    deposits.............   1,960,333     100,604        5.13
Borrowings -- short-term.     223,369       8,462        3.79
Borrowings -- long-term(4      57,301       2,633        4.60

                                                      YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------------------
                                           2003                                    2002
                           -------------------------------------   -------------------------------------
                            AVERAGE      INTEREST      AVERAGE      AVERAGE      INTEREST      AVERAGE
                            BALANCE     EARNED/PAID   YIELD/COST    BALANCE     EARNED/PAID   YIELD/COST
                           ----------   -----------   ----------   ----------   -----------   ----------
                                                                               (AS RESTATED)
                                                      (DOLLARS IN THOUSANDS)
Junior subordinated
  debentures and
  guaranteed trust
  preferred securities...      60,005       5,198        8.66          45,260       4,523        9.99
                           ----------    --------        ----      ----------    --------        ----
  Total borrowed funds...     319,139       9,808        3.07         366,146      11,851        3.24
                           ----------    --------        ----      ----------    --------        ----
  Total interest-bearing
    liabilities..........   3,017,386      86,185        2.86       2,793,693      97,335        3.48
                                         --------        ----                    --------        ----
NONINTEREST-BEARING
  LIABILITIES:
Noninterest-bearing
  demand deposits........     206,815                                 173,080
Accrued Interest and
  other liabilities......      50,329                                  26,366
                           ----------                              ----------
  Total
    noninterest-bearing
    liabilities..........     257,144                                 199,446
                           ----------                              ----------
Stockholders' Equity.....     218,425                                 246,931
                           ----------                              ----------
Total liabilities and
  stockholders' equity...  $3,492,955                              $3,240,070
                           ==========                              ==========
NET INTEREST INCOME AND
  NET INTEREST
  SPREAD(1,5)............                $105,238        2.81%                   $108,580        3.03%
                                         ========        ====                    ========        ====
NET INTEREST-EARNING
  ASSETS.................  $  359,621                              $  367,789
                           ==========                              ==========
NET INTEREST
  MARGIN(1,6)............                                3.12%                                   3.43%
                                                         ====                                    ====
RATIO OF AVERAGE
  INTEREST-EARNING ASSETS
  TO AVERAGE
  INTEREST-BEARING
  LIABILITIES............        1.12                                    1.13
                           ==========                              ==========

                                  YEAR ENDED DECEMBER 31,
                           -------------------------------------
                                           2001
                           -------------------------------------
                            AVERAGE      INTEREST      AVERAGE
                            BALANCE     EARNED/PAID   YIELD/COST
                           ----------   -----------   ----------
                                       (AS RESTATED)
                                  (DOLLARS IN THOUSANDS)
Junior subordinated
  debentures and
  guaranteed trust
  preferred securities...      37,863       4,024       10.63
                           ----------     -------       -----
  Total borrowed funds...     318,533      15,119        4.75
                           ----------     -------       -----
  Total interest-bearing
    liabilities..........   2,278,866     115,723        5.08
                                          -------       -----
NONINTEREST-BEARING
  LIABILITIES:
Noninterest-bearing
  demand deposits........     132,731
Accrued Interest and
  other liabilities......      19,322
                           ----------
  Total
    noninterest-bearing
    liabilities..........     152,053
                           ----------
Stockholders' Equity.....     216,402
                           ----------
Total liabilities and
  stockholders' equity...  $2,647,321
                           ==========
NET INTEREST INCOME AND
  NET INTEREST
  SPREAD(1,5)............                 $89,002        2.84%
                                          =======       =====
NET INTEREST-EARNING
  ASSETS.................  $  305,849
                           ==========
NET INTEREST
  MARGIN(1,6)............                                3.44%
                                                        =====
RATIO OF AVERAGE
  INTEREST-EARNING ASSETS
  TO AVERAGE
  INTEREST-BEARING
  LIABILITIES............        1.13
                           ==========

---------------

(1) Tax-equivalent basis of 35%.

(2) Loan balance totals include nonaccrual loans.

(3) Interest earned on loans include amortized loan fees of $10.0 million, $9.1 million and $8.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(4) Interest amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5) Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(6) Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

     Net interest income, on a tax-equivalent basis, decreased $3.4 million, or 3.1%, from $108.6 million in 2002 to $105.2 million in 2003. This decrease was primarily the result of an 84 basis point decline in the yield on average interest-earning assets offset by an increase in the balance of average earning assets and a decline in the average cost of borrowings. Net interest income on a tax-equivalent basis increased $19.6 million, or 22.0%, during 2002 from $89.0 million in 2001. This increase was primarily the result of a 22.3% increase in average interest-earning assets and a decline in the average cost of borrowings.

     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.

                                 YEAR ENDED DECEMBER 30, 2003 COMPARED TO    YEAR ENDED DECEMBER 30, 2002 (AS RESTATED)
                                       YEAR ENDED DECEMBER 31, 2002           COMPARED TO YEAR ENDED DECEMBER 30, 2001
                                             (AS RESTATED)(2)                             (AS RESTATED)(2)
                                 ----------------------------------------   --------------------------------------------
                                 VOLUME      RATE      TOTAL     % CHANGE    VOLUME      RATE        TOTAL     % CHANGE
                                 -------   --------   --------   --------   --------   ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME(1)
Securities -- taxable..........  $ 3,152   $ (7,814)  $ (4,662)   (25.50)%  $ 2,093    $ (6,835)   $ (4,742)    (20.59)%
Securities -- tax-exempt.......       24       (523)      (499)   (12.76)       102        (564)       (462)    (10.57)
                                 -------   --------   --------    ------    -------    --------    --------     ------
    Total Securities...........    3,176     (8,337)    (5,161)   (23.25)     2,195      (7,399)     (5,204)    (18.99)
Commercial.....................   (2,596)    (4,288)    (6,884)   (13.00)     6,614     (11,452)     (4,838)     (8.37)
Commercial real estate.........    8,719    (12,503)    (3,784)    (3.10)    31,279     (20,060)     11,219      10.12
Consumer.......................     (560)      (174)      (734)   (18.22)      (588)     (1,035)     (1,623)    (28.72)
                                 -------   --------   --------    ------    -------    --------    --------     ------
    Total Loans (including
      fees)....................    5,563    (16,965)   (11,402)    (6.37)    37,305     (32,547)      4,758       2.73
Federal funds sold.............      116       (189)       (73)   (13.54)        76        (658)       (582)    (51.92)
Loans held for sale............    2,463       (319)     2,144     51.82      2,594        (376)      2,218     115.58
                                 -------   --------   --------    ------    -------    --------    --------     ------
  Total Interest Income(1).....   11,318    (25,810)   (14,492)    (7.04)    42,170     (40,980)      1,190       0.58
                                 -------   --------   --------    ------    -------    --------    --------     ------
INTEREST EXPENSE
Interest-bearing demand
  deposits.....................      134         18        152     25.76         77        (548)       (471)    (44.39)
Money market...................    2,500     (1,336)     1,164     19.97      1,246      (4,214)     (2,968)    (33.74)
Other savings deposits.........    2,292       (902)     1,390     47.34      1,863        (137)      1,726     142.64
Time deposits..................     (253)   (11,560)   (11,813)   (15.52)    16,756     (30,163)    (13,407)    (14.97)
                                 -------   --------   --------    ------    -------    --------    --------     ------
    Total Deposits.............    4,673    (13,780)    (9,107)   (10.65)    19,942     (35,062)    (15,120)    (15.03)
Borrowings -- short-term.......   (1,188)    (1,321)    (2,509)   (42.11)     1,648      (4,152)     (2,504)    (29.59)
Borrowings -- long-term........       11       (220)      (209)   (15.26)      (439)       (824)     (1,263)    (47.97)
Junior subordinated debentures
  and guaranteed trust
  preferred securities.........    1,334       (659)       675     14.92        750        (251)        499      12.40
                                 -------   --------   --------    ------    -------    --------    --------     ------
    Total Borrowed Funds.......      157     (2,200)    (2,043)   (17.24)     1,959      (5,227)     (3,268)    (21.62)
                                 -------   --------   --------    ------    -------    --------    --------     ------
  TOTAL INTEREST EXPENSE.......    4,830    (15,980)   (11,150)   (11.46)    21,901     (40,289)    (18,388)    (15.89)
                                 -------   --------   --------    ------    -------    --------    --------     ------
NET INTEREST INCOME(1).........  $ 6,488   $ (9,830)  $ (3,342)    (3.08)%  $20,269    $   (691)   $ 19,578      22.00%
                                 =======   ========   ========    ======    =======    ========    ========     ======

---------------

(1) Tax-equivalent basis of 35%.

(2) Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

  INTEREST INCOME

     Total interest income, on a tax-equivalent basis, decreased $14.5 million, or 7.0%, from $205.9 million in 2002 to $191.4 million in 2003. The decrease was the result of an 84 basis point decrease in the yield on average interest-earning assets, partially offset by an increase in the average balance of interest-earning assets. Interest income on loans decreased 6.4% due to a 64 basis point decrease in the loan yield and the increase in nonaccrual loans. Interest income on securities declined 23.3% due to lower yields, partially offset by higher investment balances which were increased to offset liquidity risk. Interest income on loans held for sale increased 51.8% due to higher average balances.

     Total interest income, on a tax-equivalent basis, increased $1.2 million, or 0.6%, during 2002 from $204.7 million in 2001. The increase was the result of a 22.3% increase in average interest-earning assets, partially offset by a 141 basis point reduction in the yield on average earning assets. Interest income on loans increased 2.7% due to increased average loan balances, partially offset by lower loan yields. Interest income on securities declined by 19.0% due to lower yields, partially offset by an increase in the average balance of securities. Interest income on loans held for sale increased 115.6% due to the higher average balances.

  INTEREST EXPENSE

     Total interest expense decreased $11.1 million, or 11.5%, from $97.3 million in 2002, to $86.2 million in 2003. This reduction was primarily the result of a 62 basis point decline in the rate paid on total interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities. Interest expense on deposits decreased 10.7% due to lower interest rates paid, partially offset by an increase in average deposit balances. Interest expense on borrowed funds declined 17.2%, primarily as a result of a reduction in the rate paid on borrowed funds and a decrease in the average amount of borrowed funds outstanding.

     Total interest expense decreased $18.4 million, or 15.9%, during 2002, from $115.7 million in 2001. This reduction was primarily the result of a 160 basis point decline in the rate paid on total interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities. Interest expense on deposits declined by 15.0% due to lower rates, partially offset by an increase in average deposit balances. Interest expense on borrowed funds decreased 21.6% primarily as a result of lower interest rates paid offset by an increase in the average amount of borrowed funds outstanding.

  NET INTEREST MARGIN/NET INTEREST SPREAD

     CIB Marine's net interest spread decreased by 22 basis points in 2003, and the net interest margin decreased by 31 basis points. This decrease was primarily the result of the rate earned on interest-earning assets declining more rapidly than the rate paid on interest-bearing liabilities. This was the result of rising nonaccrual loans, the interest rate environment and CIB Marine's liquidity and market risk activities. To reduce liquidity risk, management increased the percentage of shorter term but lower yielding liquid assets to total earning assets, and reduced lower cost, shorter term borrowings while increasing longer life, but higher yielding deposits.

     CIB Marine's net interest spread increased by 19 basis points in 2002 from 2001. This increase was primarily the result of interest-bearing liabilities repricing downward more rapidly than interest earning assets in a declining rate environment. The net interest margin was decreased by one basis point in 2002 from the previous year.

  PROVISION FOR CREDIT LOSSES

     As a result of regular examinations at certain of CIB Marine's subsidiary banks and a deterioration in the credit quality of the loan portfolio, including a significant increase in nonperforming loans, CIB Marine significantly increased its provision for credit losses. The provision for credit losses, which represents provision for loan losses and losses on unfunded commitments and standby letters of credit, was $160.6 million for the year ended December 31, 2003, as compared to $46.5 million in 2002 and $14.4 million in 2001. The increase in the provision was driven by the deteriorating quality of the credit portfolio including an increase in nonaccrual loans from $39.0 million as of December 31, 2002 to $152.1 million as of December 31, 2003 and an increase in net charge-offs from $16.4 million in 2002 to $101.1 million in 2003, and was concentrated within a relatively small number of borrowing relationships. Sixteen relationships accounted for $110.8 million, or 76% of the total provision for loan losses in 2003 and one of these relationships accounted for $39.5 million, or 27.1%. Additionally, increased loss rate percentages applied in 2003 represented approximately $12.1 million, or 10.5% of the increase in provision for loan losses from 2002 to 2003 and an increase in the loss provision for unfunded commitments and standby letters of credit accounted for $13.7 million, or 11.3% of the increase.

     The increase in the provision in 2002 over 2001 was the result of increased net charge-offs, nonperforming loans and loans 90 days or more past due and still accruing, and growth of the loan portfolio. See, "Allowance for Loan Losses" and "Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing" for further discussion.

  NONINTEREST INCOME

     Noninterest income increased $2.4 million, or 14.5%, from $16.5 million in 2002 to $18.9 million in 2003. The increase was primarily due to additional mortgage banking revenue, partially offset by a decrease in gains on sales of securities. In 2003, CIB Marine did not sell any of its securities portfolio, and as a result, there were no gains on sales recognized during 2003 compared to a $3.1 million gain in 2002.

     Net mortgage banking revenue increased $4.5 million, or 90.8%, from $5.0 million in 2002 to $9.5 million in 2003. The increase in net mortgage banking revenue was due primarily to an increase in the origination and sale of residential mortgage loans, resulting from a relatively low interest rate environment and the expansion of CIB Marine's mortgage operations. CIB Marine subsequently sold the assets of its mortgage banking subsidiary in the last half of 2004. See Note 3 -- Business Combinations in Item 8 of this Form 10-K for further information. The increase in other income of $1.3 million was primarily due to an increase in the equity income of a limited partnership and royalty fees received by CIB Marine Information Services, Inc. from third parties.

     Noninterest income decreased $1.1 million, or 6.2%, during 2002, from $17.6 million in 2001. Gains on the sale of investment securities decreased $0.9 million in 2002, from $4.0 million in 2001. CIB Marine repositioned its securities portfolio during 2002, including the sales of securities during market rate decreases, in order to promote long-term earnings. Loan fees decreased $0.4 million, or 11.2%, from $3.7 million in 2001. Net mortgage banking revenue decreased $0.2 million, or 4.3%, from $5.2 million in 2001 to $5.0 million in 2002.

  NONINTEREST EXPENSE

     Total noninterest expense increased $31.1 million, or 48.2%, from $64.5 million in 2002, to $95.6 million in 2003. The increase was primarily the result of the recognition of impairment losses on goodwill and other intangibles and other assets, an increase in compensation and employee benefits expense and additional expenses related to problem credits and foreclosed properties, partially offset by a reduction in litigation settlements.

     - Impairment of goodwill and other intangible assets was $14.4 million as a result of annual impairment testing during 2003. Goodwill of $8.7 million, representing the unamortized balance, related to the acquisition of CIB -- Chicago, and goodwill of $3.5 million and $2.0 million associated with the acquisition of CIB Marine Commercial Finance, LLC and MICR, respectively, was considered impaired. In addition, CIB Marine recognized a $0.2 million impairment loss on customer-based intangibles of CIB Marine Commercial Finance, LLC.

     - During 2003, losses related to the impairment and sale of assets increased $5.3 million. The increase was primarily due to a $3.3 million write down of value on four foreclosed properties, a $1.2 million market value loss relating to the unconsolidated interest CIB Marine has in a closely held information services company and a $0.7 million market value loss on equity in a limited liability company which was subsequently sold in 2004 for a $0.2 million loss.

     - Compensation and employee benefits expense is the largest component of noninterest expense and represented 47.8% of total noninterest expense for 2003 compared to 59.8% for 2002. Compensation and employee benefits expense increased $7.2 million, or 18.5%, from $38.5 million in 2002 to $45.7 million in 2003. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, expansion of mortgage banking operations, the hiring of additional management personnel, and increases in the salaries of existing personnel. The total number of full-time equivalent employees, excluding companies held for disposal, increased 6.4% from 844 at December 31, 2002 to 898 at December 31, 2003. The net operating results of MICR, including its compensation expense, is included in other noninterest income.

     - Litigation expense decreased $1.7 million from $1.8 million in 2002 to $0.1 million in 2003. The 2002 expense was mainly due to the settlement of two lawsuits related to CIB Marine's commercial lending business. Professional services increased $1.1 million from $2.9 million in 2002 to $4.0 million 2003 as a result of additional accounting, legal and consulting fees primarily related to the previously mentioned problems in the loan portfolio.

     - Other noninterest expense increased $3.8 million, or 32.0%, from $11.8 million in 2002 to $15.6 million in 2003. The majority of the increase related to loan collection expenses, which increased $1.6 million, and additional foreclosed property expenses. The $1.1 million increase in foreclosed property expenses was largely due to real estate taxes on several large properties acquired in 2003. See the discussion of "Nonperforming Assets and Loans 90 days or More Past Due and Still Accruing" for further information.

     During 2002, total noninterest expense increased $13.1 million, or 25.5%, from $51.4 million in 2001. The increase was primarily attributable to CIB Marine's growth, including internal growth, the opening of new banking facilities and the extension of its mortgage operations, and increased legal and collection fees related to problem credits and litigation settlements.

     - Compensation and employee benefits expense increased $7.4 million in 2002, or 23.9%, from $31.1 million in 2001 to $38.5 million in 2002. The increase in compensation and employee benefits is the result of the hiring of personnel to staff new banking facilities, expansion of mortgage banking operations, the hiring of additional management personnel, and increases in the salaries of existing personnel. As a result of CIB Marine's growth, the total number of full-time equivalent employees, excluding companies held for disposal, increased 23.2% from 685 at December 31, 2001 to 844 at December 31, 2002.

     - Equipment and occupancy expenses increased $1.2 million, or 13.9% from $8.2 million in 2001 to $9.4 million in 2002. The increases in these expenditures were primarily attributable to the addition of banking facilities and the purchase of new software systems and equipment.

     - Professional services expense increased $1.0 million or 53.8%, from $1.9 million in 2001 to $2.9 million in 2002. This increase was primarily the result of additional legal expenses related to loan collection services.

     - Litigation settlements expense was $1.8 million during 2002. The majority of this expense related to the settlement of two separate, but related lawsuits, which arose from CIB Marine's commercial lending business. Litigation settlements expense was $0.1 million in 2001.

     - Merger-related charges of $0.5 million were incurred during 2001 relating to the acquisition of Citrus Financial. These merger-related charges included asset write downs, contract cancellations, and professional fees. CIB Marine did not incur any merger-related charges in 2002.

     - Other noninterest expense increased $2.3 million, or 24.3%, from $9.5 million in 2001 to $11.8 million in 2002. The increases in other noninterest expense were primarily the result of increased expenses related to loan collection, an increase in losses resulting from CIB Marine's equity ownership in low-income housing partnerships, increased travel expenses, FDIC and state assessments on deposit accounts, postage and delivery expenses, and supplies expense. These increases were partially offset by an $0.8 million decrease in the amortization of intangibles from $1.3 million in 2001 to $0.5 million in 2002. This decrease was primarily the result of the adoption of SFAS 142 and SFAS 147, which eliminated the amortization of certain intangible assets. See
       Note 8 to the consolidated financial statements for additional information.

  INCOME TAXES

     CIB Marine provides for income taxes currently payable or currently refundable, and for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates from continuing operations for the years ended December 31, 2003, 2002, and 2001 were (2.4%), 21.3% and 34.2%, respectively. Included in income tax benefit for 2003 is $14.7 million for taxes paid in prior periods which are now recoverable due to the carryback of net operating losses in 2003. A valuation allowance of $48.7 million was provided in 2003 to reduce the net deferred tax benefits, including benefits related to net operating loss carryforwards, to $0.9 million. The decrease in the effective tax rate in 2002 was primarily due to lower income before taxes, the increase in the percentage of tax-exempt municipal interest as compared to pre-tax income, lower state income tax expense and low-income housing tax credits.

FINANCIAL CONDITION

  OVERVIEW

     At December 31, 2003, CIB Marine had total assets of $3.2 billion, a decrease of $464.5 million, or 12.7% from $3.7 billion at December 31, 2002. Based on substantial deterioration in credit quality in the loan portfolio during 2003, including significant increases in nonperforming loans, and the adverse results of the regulatory examinations at certain of CIB Marine's subsidiary banks, CIB Marine began a review of its lending practices and policies. The scope of the review included a re-evaluation of the adequacy of its allowance for loan losses and other loan-related matters. See "Subsequent Events-Independent Review and Investigation" for further information. External resources were employed to assist in the review of the loan portfolio and to investigate other loan-related matters. As a result of CIB Marine's review process, CIB Marine recorded a loan loss provision of $145.9 million and net loans charged-off of $101.1 million during 2003 resulting in an increase in the allowance for loan losses of $44.8 million. Upon considering the results of the comprehensive review of the adequacy of the allowance for loan losses which was concluded in August 2005 and the results of the independent investigation, CIB Marine also determined that it would be necessary to restate its previously issued consolidated financial statements for the years ended December 31, 1999 through 2002 and the quarters ended March 31 and June 30, 2003. See Item 6, Selected Financial Data and Note 2 to consolidated financial statements -- Restatement of 2002 and 2001.

LOANS HELD FOR SALE

     Loans held for sale, which comprise primarily residential first mortgage loans, decreased $212.8 million from $229.5 million at December 31, 2002 to $16.7 million at December 31, 2003. This decrease was due to a decline in the volume of loans in the market place at that time and steps CIB Marine instituted to decrease the number of days the loans were held prior to sale. CIB Marine originated $0.5 billion, purchased $1.6 billion and sold $2.3 billion of loans held for sale in 2003, as compared to $356.8 million, $901.0 million and $1.1 billion, respectively in 2002. The supply of loans purchased increased primarily due to the lower mortgage rates, which caused higher levels of refinancing activity in 2003.

SECURITIES

     CIB Marine seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assists CIB Marine in meeting various regulatory requirements and is consistent with its market risk policies. CIB Marine manages the maturity structure of the investment portfolio to provide a stream of cash flows to complement liquidity risk management, market risk management and to promote long-term earnings.

     The carrying value and tax-equivalent yield of CIB Marine's securities are set forth in the following table.

                                                        YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------
                                           2003                  2002                  2001
                                    -------------------   -------------------   -------------------
                                               YIELD TO              YIELD TO              YIELD TO
                                     AMOUNT    MATURITY    AMOUNT    MATURITY    AMOUNT    MATURITY
                                    --------   --------   --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Treasuries...................  $ 20,070     1.35%    $ 10,024     2.53%    $ 15,013     5.89%
U.S. government agencies..........   291,000     2.03      145,185     3.18      111,072     5.64
States and political
  subdivisions....................    56,816     5.43       62,585     5.97       62,156     6.98
Other notes and bonds.............     1,050     6.27        1,050     6.83        1,050     6.83
Commercial paper..................     7,369     1.46        8,300     1.77        6,999     2.30
Mortgage-backed securities........   247,736     3.26      271,750     4.03      210,534     5.90
Federal Home Loan Bank and Federal
  Reserve Bank stock..............    11,131     6.40       10,394     5.97        6,575     5.78
                                    --------     ----     --------     ----     --------     ----
  Total Securities Before Market
     Value Adjustment.............   635,172     2.87%     509,288     4.01%     413,399     5.93%
                                                 ====                  ====                  ====
Available for sale market value
  adjustment......................     2,184                 7,456                 7,108
                                    --------              --------              --------
     TOTAL SECURITIES.............  $637,356              $516,744              $420,507
                                    ========              ========              ========

     Total securities outstanding at December 31, 2003, were $637.3 million, an increase of $120.6 million, or 23.3%, from $516.7 million at December 31, 2002. The increase in the securities portfolio was due primarily to CIB Marine's strategy to maintain an appropriate level of liquid assets in order to mitigate the increased level of liquidity risk. The ratio of total securities to total assets was 20.0%, 14.2%, and 14.3% at December 31, 2003, 2002 and 2001,
respectively.

     At December 31, 2003, 49.0% of the portfolio consisted of U.S. Treasuries and government agency securities, as compared to 30.5% at December 31, 2002. The increase in the level of U.S. Treasuries and government agency securities is primarily a result of CIB Marine's desire to change the portfolio mix based on market and liquidity risk management strategies. Mortgage-backed securities represented 39.0% of the portfolio at December 31, 2003 as compared to 53.4% at December 31, 2002. The decrease in the level of mortgage-backed securities is a result of high rates of prepayments and CIB Marine's decision not to reinvest in these securities. Obligations of states and political subdivisions of states represented 8.9% of the portfolio at December 31, 2003, as compared to 12.3% at December 31, 2002. Most of these obligations were general obligations of states or political subdivisions of states in which CIB Marine's subsidiaries are located. Commercial paper accounted for 1.2% of the portfolio at December 31, 2003 and 1.6% of the portfolio in 2002.

     Securities classified as available for sale are those that CIB Marine has not classified as held to maturity or as trading securities. CIB Marine has not maintained any securities for trading purposes or classified as held for maturity. CIB Marine may sell securities classified as available for sale if it believes the sale is necessary for liquidity, asset/liability management or other reasons. Securities available for sale are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of accumulated other comprehensive income in equity.

     During the fourth quarter of 2004, CIB Marine determined that it no longer had the intent to hold to maturity its tax exempt securities classified as held to maturity. In the first nine months of 2005, CIB Marine sold $9.3 million of these securities at a gain of $0.4 million. As a result of a material contradiction related to management's previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement is to increase available for sale securities by $72.8 million and $98.7 million, and decrease held to maturity securities by $70.1 million and

$96.6 million, at December 31, 2002 and 2001, respectively. The effect of this restatement also resulted in an increase in accumulated other comprehensive income and total Stockholders' Equity of $1.7 million, $1.3 million and $0.4 million as of December 31, 2002, 2001 and 2000, respectively, for the net unrealized gains on the reclassified securities. The difference in the increase in available for sale securities and the increase in accumulated other comprehensive income as of December 31, 2002 and 2001, is the deferred income tax effect on the net unrealized gain on securities of $1.0 million and $0.8 million, at December 31, 2002 and 2001, respectively, which resulted in a decrease in net deferred tax assets included in other assets at December 31, 2002 and an increase in deferred tax liabilities included in other liabilities at December 31, 2001

     Based on its evaluation of individual securities, CIB Marine has determined it has no securities in its portfolio which are other than temporarily impaired.

     The following table presents the maturities and weighted average yields of securities as of December 31, 2003.

                                                                      DECEMBER 31, 2003
                          ----------------------------------------------------------------------------------------------------------
                            1 YEAR AND LESS        1 TO 5 YEARS         5 TO 10 YEARS         OVER 10 YEARS
                          -------------------   -------------------   ------------------   -------------------
                                     YIELD TO              YIELD TO             YIELD TO              YIELD TO    TOTAL     YIELD TO
                          BALANCE    MATURITY   BALANCE    MATURITY   BALANCE   MATURITY   BALANCE    MATURITY   BALANCE    MATURITY
                          --------   --------   --------   --------   -------   --------   --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Treasuries.........  $ 10,042     1.30%    $ 10,028     1.41%    $    --       --%    $     --       --%    $ 20,070     1.35%
U.S. government
  agencies..............    87,375     1.95      191,477     1.90       3,026     2.22        9,122     5.51      291,000     2.03
Obligations of states
  and political
  subdivisions..........    20,831     2.87       21,956     6.51      10,692     7.44        3,337     7.82       56,816     5.43
Other notes and bonds...       450     7.21          400     5.17         200     6.37           --       --        1,050     6.27
Commercial paper........     7,369     1.46           --       --          --       --           --       --        7,369     1.46
Mortgage-backed
  securities............        --       --       20,222     3.56      69,848     3.31      157,666     3.21      247,736     3.26
Federal Home Loan Bank
  and Federal Reserve
  Bank stock............        --       --           --       --          --       --       11,131     6.40       11,131     6.40
                          --------     ----     --------     ----     -------     ----     --------     ----     --------     ----
  Total securities
    before market value
    adjustment..........  $126,067     2.04%    $240,083     2.44%    $83,766     3.81%    $181,256     3.60%    $635,172     2.87%
                          --------     ----     --------     ----     -------     ----     --------     ----     --------     ----
Available for sale
  market value
  adjustment (FAS
  115)..................                                                                                            2,184
                                                                                                                 --------
  TOTAL SECURITIES......                                                                                         $637,356
                                                                                                                 ========

LOANS

     General. CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, residential real estate loans, and various types of consumer loans. CIB Marine's underwriting standards, as contained within its loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows and the secondary source should be the liquidation and disposition of collateral. Exceptions to this policy are permitted with the approval of the loan committee and exceptions to the policy have, in the past, been approved by the loan committee.

     Loans, net of the allowance for loan losses, were $2.3 billion at December 31, 2003, a decrease of $388.7 million, or 14.7%, from $2.6 billion at December 31, 2002, and represented 70.6% and 72.3% of CIB Marine's total assets at December 31, 2003 and December 31, 2002, respectively. A significant amount of the decrease in the loan portfolio occurred in the commercial and commercial real estate construction balances which decreased 23.8% and 29.2% respectively, from December 31, 2002 to December 31, 2003. The total of all commercial categories, including factored receivables, represented 95.9% of gross loans at December 31, 2003 compared to 96.1% at December 31, 2002. The 2003 decrease was mainly due to

CIB Marine's shift in focus from business development to improving the asset quality of the portfolio, including loan charge-offs and reductions in credit concentrations.

     In 2002, the loan portfolio, net of allowance for loan losses, grew $292.7 million from $2.3 billion at December 31, 2001. The increase in loans was consistent with CIB Marine's business strategy to focus on establishing banking relationships with small to medium-sized businesses.

     The following table sets forth a summary of CIB Marine's loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

                                                   DECEMBER 31,
                        ------------------------------------------------------------------
                               2003                  2002                    2001
                        ------------------   ---------------------   ---------------------
                         BALANCE       %        BALANCE        %        BALANCE        %
                        ----------   -----   -------------   -----   -------------   -----
                                                 (AS RESTATED)           (AS RESTATED)
                                              (DOLLARS IN THOUSANDS)
Commercial............  $  708,252    29.9%   $  928,992      34.3%   $  913,962      38.2%
Factored
  receivables.........      11,447     0.5         6,780       0.2           N/A       N/A
Commercial real
  estate..............   1,184,542    50.1     1,157,136      42.7       975,904      40.8
Commercial real estate
  construction........     363,822    15.4       513,804      18.9       394,081      16.5
Residential real
  estate..............      85,893     3.6        91,577       3.4        92,022       3.9
Home equity loans.....      12,272     0.5        15,100       0.6        12,728       0.5
Consumer loans........       3,554     0.2         6,032       0.2         8,469       0.4
Receivables from sale
  of stock............      (5,208)   (0.2)       (7,937)     (0.3)       (7,437)     (0.3)
                        ----------   -----    ----------     -----    ----------     -----
  Gross loans.........   2,364,574   100.0%    2,711,484     100.0%    2,389,729     100.0%
                                     =====                   =====                   =====
Deferred loan fees....      (4,533)               (7,478)                 (7,684)
                        ----------            ----------              ----------
  Total loans.........   2,360,041             2,704,006               2,382,045
Allowance for loan
  losses..............    (109,872)              (65,122)                (35,855)
                        ----------            ----------              ----------
  Net loans...........  $2,250,169            $2,638,884              $2,346,190
                        ==========            ==========              ==========

                                        DECEMBER 31,
                        ---------------------------------------------
                                2000                    1999
                        ---------------------   ---------------------
                           BALANCE        %        BALANCE        %
                        -------------   -----   -------------   -----
                            (AS RESTATED)           (AS RESTATED)
                                   (DOLLARS IN THOUSANDS)
Commercial............   $  626,270      34.2%   $  577,051      39.7%
Factored
  receivables.........          N/A       N/A           N/A       N/A
Commercial real
  estate..............      855,390      46.8       585,386      40.2
Commercial real estate
  construction........      282,000      15.4       214,251      14.7
Residential real
  estate..............       36,508       2.0        52,161       3.6
Home equity loans.....       16,364       0.9        10,395       0.7
Consumer loans........       18,852       1.0        20,016       1.4
Receivables from sale
  of stock............       (5,096)     (0.3)       (4,710)     (0.3)
                         ----------     -----    ----------     -----
  Gross loans.........    1,830,288     100.0%    1,454,550     100.0%
                                        =====                   =====
Deferred loan fees....       (4,153)                 (3,679)
                         ----------              ----------
  Total loans.........    1,826,135               1,450,871
Allowance for loan
  losses..............      (23,988)                (16,214)
                         ----------              ----------
  Net loans...........   $1,802,147              $1,434,657
                         ==========              ==========

     Commercial Loans. At December 31, 2003, commercial loans totaled $708.3 million, a decrease of $220.7 million, or 23.8%, from the prior year end and represented 29.9% of gross loans. Commercial loans increased $15.0 million, or 1.6%, during 2002. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of these loans have floating interest rates.

     Factoring Receivables. In August 2002, CIB Marine acquired through CIB Marine Commercial Finance, LLC certain of the assets of a business engaged in the factoring of receivables. This company provided financing to smaller businesses that need more rapid cash flow from their receivables. Advances are secured by the receivables and other assets of the customer, and are made to the customer with recourse. At December 31, 2003, the total balance of the receivables from factoring was $11.4 million compared to $6.8 million at December 31, 2002. In June 2004, CIB Marine sold the assets of CIB Marine Commercial Finance, LLC. The company was dissolved in November 2004.

     Commercial Real Estate Loans. At December 31, 2003, commercial real estate loans increased $27.4 million, or 2.4%, from the prior year end and represented 50.1% of gross loans. Commercial real estate loans increased $181.2 million, or 18.6%, during 2002. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates with terms generally ranging from one to five years. CIB Marine's underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

     Commercial Real Estate Construction Loans. At December 31, 2003, commercial real estate construction loans totaled $363.8 million, a decrease of $150.0 million, or 29.2%, over the prior year end and represented 15.4% of gross loans. Commercial real estate construction loans increased $119.7 million, or 30.4%, during 2002. Commercial real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Before approving a construction loan, CIB Marine generally requires that permanent financing for the project be approved by CIB Marine or a nonaffiliated third party lender. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable rates and generally are for a term of 12 to 18 months.

     Residential Real Estate Loans. At December 31, 2003, residential mortgage loans, which are not held for sale totaled $85.9 million and represented 3.6% of gross loans, as compared to $91.6 million and 3.4%, respectively, at December 31, 2002. Residential mortgage loans held in CIB Marine's portfolio are made with both floating and fixed interest rates and terms of one to 30 years.

     Home Equity and Consumer Loans. CIB Marine also offers a variety of other types of consumer loans, including installment, home equity, and credit card loans. These consumer loans totaled $15.8 million at December 31, 2003 and represented 0.7% of gross loans, as compared to $21.1 million and 0.8%, respectively, at December 31, 2002.

     Leveraged Financing. CIB Marine has also provided leveraged financing, including mezzanine loans, to certain of its borrowers through CIB Marine Capital. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are generally commercial, commercial real estate or commercial construction loans. Mezzanine loans are, by their nature, inherently riskier than senior debt position loans. These loans are typically secured by a junior position on some or all of the assets of the borrower. CIB Marine may have also required other credit enhancements, such as personal and corporate guarantees, on these borrowings. At December 31, 2003, CIB Marine Capital had approximately $19.0 million in mezzanine loans outstanding which are included in the applicable loan categories. The additional inherent risk on these loans is taken into consideration in establishing the allowance for loan losses which was $5.4 million at December 31, 2003. During the fourth quarter of 2003, CIB Marine Capital ceased to offer new loans and began the winding down of its affairs, including the sale and collection of outstanding loans. CIB Marine does not expect the mezzanine loan portfolio will represent a significant portion of the total loan portfolio in the future.

     Receivables from Sale of Stock. CIB Marine's subsidiary banks have made loans to borrowers to purchase CIB Marine stock in private placement offerings from CIB Marine or from other shareholders. Loans originated by CIB Marine's subsidiary banks to purchase CIB Marine stock that are not sufficiently collateralized by assets other than CIB Marine stock are accounted for as a reduction of stockholders' equity unless the loan has been repaid prior to the issuance of the financial statements. Such loans are recorded as Receivables from sale of stock (a contra-equity account) and totaled $5.2 million in 2003, $7.9 million in 2002, and $7.4 million in 2001. Interest earned on these loans was $0.3 million in 2003 and $0.5 million in 2002 and 2001 and is included in "Interest and Dividend Income-Loans."

     Loan Maturities. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2003. Maturities are based upon contractual terms of the underlying loans.

                                          1 YEAR       1 TO 5      OVER 5
                                         AND LESS      YEARS       YEARS       TOTAL
                                        ----------   ----------   --------   ----------
                                                    (DOLLARS IN THOUSANDS)
Commercial............................  $  452,252   $  227,547   $ 28,453   $  708,252
Factored receivables..................      10,813          634         --       11,447
Commercial real estate................     440,354      639,822    104,366    1,184,542
Commercial real estate construction...     260,244      102,121      1,457      363,822
Residential real estate...............      30,632       45,570      9,691       85,893
Home equity loans.....................       1,642       10,593         37       12,272
Consumer loans........................       1,799        1,559        196        3,554
Receivables from sale of stock........      (5,208)          --         --       (5,208)
                                        ----------   ----------   --------   ----------
  Total gross loans...................  $1,192,528   $1,027,846   $144,200   $2,364,574
                                        ==========   ==========   ========   ==========
SENSITIVITY TO CHANGES IN INTEREST
  RATES
Fixed rates...........................     207,742      435,524     38,498      681,764
Variable rates........................     984,786      592,322    105,702    1,682,810
                                        ----------   ----------   --------   ----------
  Total gross loans...................  $1,192,528   $1,027,846   $144,200   $2,364,574
                                        ==========   ==========   ========   ==========

CREDIT CONCENTRATIONS

     At December 31, 2003, CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders' equity as compared to four such relationships at December 31, 2002. The increase in the number of concentrations is largely due to a significant decrease in stockholders' equity, which resulted in a lower threshold for determining credit concentrations. The total outstanding commitments at December 31, 2003, including lines of credit not fully drawn, on these relationships ranged from 26% to 83% of equity and from 1% to 4% of total loans. The principal drawn and outstanding on these relationships ranged from $27.8 million to $85.1 million and the aggregate balance outstanding on these fifteen relationships was $585.1 million. Five of these relationships included loans that were on nonaccrual status and impaired. The outstanding balance of the nonaccrual or impaired loans within these five relationshipS at December 31, 2003 was $74.9 million and the specific allowance for loss provided on these loans was $16.9 million. See further discussion of these loans under "Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing". The majority of loans within four of these five relationships were at CIB -- Chicago, which was sold in November 2004. See Note 27 -- Subsequent Events to the consolidated financial statements in Item 8 of this Form 10-K. At December 31, 2004, the remaining loans within these five relationships that were on nonaccrual status and/or impaired was $10.3 million and had specific reserves of $1.8 million.

     At December 31, 2003, CIB Marine also had credit relationships within ten industries or industry groups that exceeded 25% of its stockholders' equity.

                                                               DECEMBER 31,
                                 -------------------------------------------------------------------------
                                                2003                                  2002
                                 -----------------------------------   -----------------------------------
                                                           % OF                                  % OF
                                 OUTSTANDING   % OF    STOCKHOLDERS'   OUTSTANDING   % OF    STOCKHOLDERS'
INDUSTRY                           BALANCE     LOANS      EQUITY         BALANCE     LOANS      EQUITY
--------                         -----------   -----   -------------   -----------   -----   -------------
                                                                                  (AS RESTATED)
                                                           (DOLLARS IN MILLIONS)
Commercial Real Estate
  Developers...................    $527.3       22%         486%         $595.7       22%         241%
Residential Real Estate
  Developers...................     465.7       20          429           665.8       25          269
Motel and Hotel................     217.1        9          200           214.6        8           87
Manufacturing..................     184.8        8          170           213.5        8           86
Nursing/Convalescent Home......     133.2        6          123           146.3        5           59
Health Care Facility...........     120.6        5          111           116.0        4           47
Retail Trade...................     100.6        4           93           117.4        4           47
Finance and Insurance..........      58.2        2           54           161.0        6           65
Administrative, Support, Waste
  Management and Remediation
  Services.....................      46.0        2           42            46.5        2           19
Arts, Entertainment and
  Recreation...................      40.1        2           37            23.7        1           10

CREDIT PROCEDURES AND REVIEW

     In order to manage credit risk and the growth of the loan portfolio, CIB Marine has developed, implemented and periodically updates various policies and procedures, including a comprehensive loan policy, and has established various loan committees. The loan policy establishes underwriting standards, a loan approval process, loan officer lending limits, loan pricing guidelines, a credit rating system, delinquency monitoring procedures, credit collection procedures and a comprehensive loan review system. The loan underwriting, approval and review processes are designed to protect asset quality by assuring that credit requests are independently reviewed on at least two different levels, and to promote uniform lending standards among CIB Marine and its subsidiaries.

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

     Loan Approval. The approval process for a loan depends upon the size of the prospective borrowing relationship. Depending on size, new loans and modifications or renewals of existing loans are generally approved by the individual lending officer or approved or ratified by the applicable loan committee each of which has authority to approve loans under certain circumstances. Generally, each small loan committee is comprised of various officers of CIB Marine and the applicable subsidiary, and approves loans where the borrowing relationship is greater than $0.1 million, but less than or equal to $1.0 million. Each large loan committee is comprised of various officers and outside directors of CIB Marine and/or the applicable subsidiary, and approves loans where the borrowing relationship is greater than $1.0 million. During 2003, CIB Marine made a number of changes to its loan approval process. In February 2003, the Board created an Executive Loan Committee. The Executive Loan Committee reviews all new loans and extensions, renewals or modifications of existing loans to a borrower, or related group of borrowers, which are individually or in the aggregate, including existing credits to such borrower or related group of borrowers, equal to or greater than $15.0 million, which threshold was further reduced to $10.0 million in January 2004. In April 2004, the Board reaffirmed its commitment to limiting credit relationships to no more than $25.0 million, except under certain circumstances, and set internal goals to reduce then existing industry and borrower concentrations to no more than $100.0 million and $65.0 million, respectively. In October 2003, the loan policy was amended to prohibit any new or additional loans secured by CIB Marine stock. CIB Marine's President and CEO and/or the Chief Credit Officer have veto authority over any loan and do not have any individual loan approval authority except that the Chief Credit Officer has lending authority with respect to work out credits. CIB Marine believes that these new procedures will strengthen its underwriting processes and provide additional controls to monitor and evaluate credit concentrations.

     Loan Review. CIB Marine's loan review function is responsible for assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards and promptly identifying loans with potential credit exposure. Loan reviews are conducted on a regular basis as established by the loan policy. These analyses are completed annually, or more frequently if warranted, and include a comprehensive assessment of collateral and debt service ability at both CIB Marine and other creditors. These analyses also include an evaluation of geographic, industry and other credit risks. In general, all loans of $1.0 million or greater and 70% of loans between $0.2 million and $1.0 million are reviewed on an annual basis, or more frequently when management believes additional reviews are necessary. In 2003, the loan review function began reporting directly to the Board of Directors and a corporate loan review manager was hired. In 2004, CIB Marine outsourced its loan review function.

     Loans with identified weaknesses are monitored on an on-going basis by management, the applicable subsidiary's Board of Directors. CIB Marine also improved the monitoring of risk rating procedures through the establishment of an Early Identification/Warning process, which enhances the prompt identification, evaluation, and monitoring of weak credits. CIB Marine also implemented a loan grade certification program requiring a periodic assessment and certification by individual lenders of portfolio risk ratings.

ALLOWANCE FOR LOAN LOSSES

     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At December 31, 2003, the allowance for loan losses was $109.9 million, or 4.7%, of total loans, compared to $65.1 million, or 2.4% of total loans, at December 31, 2002. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off. Total charge-offs for 2003 were $103.1 million, while recoveries were $2.0 million, as compared to $17.5 million and $1.1 million, respectively, for 2002. The increase in the allowance was primarily due to the deteriorating quality of the credit portfolio which was concentrated within a relatively small number of borrowing relationships and the increased loss rate percentages applied to 2003. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance or may downgrade loan ratings, which may result in additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Regulatory Matters" and Note 15 -- Stockholders' Equity in Item 8 of this Form 10-K.

     During 2003, CIB Marine charged-off $103.1 million in loans. Fifteen borrowing relationships (loans to one borrower or a related group of borrowers) accounted for $83.2 million, or 80.7% of the total charge-offs and two of the fifteen borrowing relationships accounted for $54.0 million or 52.4% of the total charge-offs.

One of the two borrowing relationships had $45.7 million of charged-off loans, of which $41.7 million related to the outstanding balance on loans obtained to convert a commercial office building into condominiums. In the fourth quarter of 2003, the outstanding balances on the loans within this borrowing relationship were charged-off and the commercial property securing the majority of these loans was acquired by CIB Marine through a Deed in Lieu of Foreclosure. See the foreclosed property section for further discussion of this acquired property. The second largest charge-off to a related group of borrowers was for $8.3 million and was for commercial construction loans, the proceeds of which were used to construct two waste-to-energy electric plants in Central Illinois. In the first quarter of 2003, the borrower filed for bankruptcy and with CIB Marine's consent, and that of the bankruptcy trustee, the equipment at the various locations was sold. Due to potential environmental liabilities associated with the property, CIB Marine did not foreclose on the property and in the third quarter of 2003, the remaining balances on the loans in this borrowing relationship were charged-off.

     The following table summarizes changes in the allowance for loan losses for each of the periods indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                               2003          2002            2001            2000            1999
                                            ----------   -------------   -------------   -------------   -------------
                                                         (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                                      (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF YEAR..............  $   65,122    $   35,855      $   23,988      $   16,214      $   11,118
Loans charged-off:
  Commercial:
    Commercial............................     (31,011)      (14,443)         (1,893)           (930)         (1,280)
    Factored receivables..................         (95)           --              --              --              --
  Commercial Real Estate:
    Commercial real estate................     (18,115)       (2,752)           (660)           (470)           (191)
    Commercial real estate construction...     (53,668)           --            (100)             --             (36)
  Consumer:
    Residential real estate...............        (153)          (79)            (74)           (152)             --
    Home equity...........................          --           (70)             --              --              --
    Consumer..............................         (97)         (155)           (272)           (372)           (351)
                                            ----------    ----------      ----------      ----------      ----------
    TOTAL CHARGED-OFF.....................    (103,139)      (17,499)         (2,999)         (1,924)         (1,858)
                                            ----------    ----------      ----------      ----------      ----------
Recoveries of loans charged-off:
  Commercial:
    Commercial............................       1,830           757             357              59              60
    Factored receivables..................           4            --              --              --              25
  Commercial Real Estate:
    Commercial real estate................         155           294              39              20              --
    Commercial real estate construction...          --            --              --              --              46
  Consumer:
    Residential real estate...............           3            20              16              --               9
    Home equity...........................          --             6              --              --              --
    Consumer..............................          51            57              59             165              29
                                            ----------    ----------      ----------      ----------      ----------
    TOTAL RECOVERIES......................       2,043         1,134             471             244             169
                                            ----------    ----------      ----------      ----------      ----------
NET LOANS CHARGED-OFF.....................    (101,096)      (16,365)         (2,528)         (1,680)         (1,689)
Allowance acquired........................          --           122              --              --              --
Provision for loan losses.................     145,846        45,510          14,395           9,454           6,785
                                            ----------    ----------      ----------      ----------      ----------
BALANCE AT END OF YEAR....................  $  109,872    $   65,122      $   35,855      $   23,988      $   16,214
                                            ==========    ==========      ==========      ==========      ==========

                                                                     YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                               2003          2002            2001            2000            1999
                                            ----------   -------------   -------------   -------------   -------------
                                                         (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                                      (DOLLARS IN THOUSANDS)
RATIOS
Allowance for loan losses to total
  loans...................................        4.66%         2.41%           1.51%           1.31%           1.12%
Allowance for loan losses to nonaccrual,
  restructured and 90 days or more past
  due and still accruing loans............       70.72        134.09           93.16          130.71          183.67
Net charge-offs to average loans:
  Commercial..............................        3.83          1.70            0.21            0.15            0.25
  Commercial real estate..................        3.90          0.14            0.06            0.04            0.03
  Consumer................................        0.36          0.36            0.39            0.51            0.41
    Total loans...........................        3.81          0.64            0.12            0.10            0.15
Ratio of recoveries to loans
  charged-off.............................        1.98          6.48           15.71           12.67            9.10
Total loans...............................  $2,360,041    $2,704,006      $2,382,045      $1,826,135      $1,450,871
Average total loans.......................   2,651,680     2,573,894       2,082,775       1,664,246       1,161,876

     The following table sets forth CIB Marine's allocation of the allowance for loan losses by type of loan as of the dates indicated.

                                                     DECEMBER 31,
                          ------------------------------------------------------------------
                                  2003                   2002                   2001
                          --------------------   --------------------   --------------------
                                        % OF                   % OF                   % OF
                                      LOANS IN               LOANS IN               LOANS IN
                          ALLOWANCE     EACH     ALLOWANCE     EACH     ALLOWANCE     EACH
                           AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY
                          ---------   --------   ---------   --------   ---------   --------
                                                    (AS RESTATED)          (AS RESTATED)
                                                (DOLLARS IN THOUSANDS)
Commercial..............  $ 48,504      6.85%     $25,937      2.78%     $16,631      1.82%
Factored receivables....       355      3.10          237      3.50           --        --
Commercial real
  estate................    48,813      4.12       22,658      1.97       11,918      1.22
Commercial real estate
  construction..........     9,456      2.60       11,012      2.14        3,981      1.01
Residential real
  estate................     2,027      2.36        3,802      4.15        1,541      1.67
Home equity loans.......       104      0.84          225      1.49          213      1.67
Consumer loans..........        47      1.32          160      2.65          232      2.74
Unallocated.............       566        --        1,091        --        1,339        --
                          --------      ----      -------      ----      -------      ----
Total Allowance.........  $109,872      4.66%     $65,122      2.41%     $35,855      1.51%
                          ========      ====      =======      ====      =======      ====

                                         DECEMBER 31,
                          -------------------------------------------
                                  2000                   1999
                          --------------------   --------------------
                                        % OF                   % OF
                                      LOANS IN               LOANS IN
                          ALLOWANCE     EACH     ALLOWANCE     EACH
                           AMOUNT     CATEGORY    AMOUNT     CATEGORY
                          ---------   --------   ---------   --------
                             (AS RESTATED)          (AS RESTATED)
                                    (DOLLARS IN THOUSANDS)
Commercial..............   $ 8,742      1.40%     $ 7,383      1.28%
Factored receivables....        --        --           --        --
Commercial real
  estate................     8,616      1.01        3,486      0.60
Commercial real estate
  construction..........     2,006      0.71        1,186      0.55
Residential real
  estate................       317      0.87          332      0.64
Home equity loans.......       142      0.87           66      0.64
Consumer loans..........       212      1.12          222      1.11
Unallocated.............     3,953        --        3,539        --
                           -------      ----      -------      ----
Total Allowance.........   $23,988      1.31%     $16,214      1.12%
                           =======      ====      =======      ====

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

                                                                 DECEMBER 31,
                                  --------------------------------------------------------------------------
                                     2003          2002            2001            2000            1999
                                  ----------   -------------   -------------   -------------   -------------
                                               (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                            (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
  Nonaccrual loans:
  Commercial....................  $   58,161        17,329      $   20,026      $    2,391      $    1,465
  Factored receivables..........          --            --              --              --              --
  Commercial real estate........      77,960        15,507          15,678          12,682             798
  Commercial real estate
     construction...............      13,310         5,221              --              --             180
  Residential real estate.......       2,622           756             610             586             654
  Home equity loans.............          --           100             220              --              --
  Consumer loans................          11            45             110              93             362
                                  ----------    ----------      ----------      ----------      ----------
     Total Nonaccrual Loans.....     152,064        38,958          36,644          15,752           3,459
  Foreclosed property...........      40,715         3,678           3,168           1,626           1,099
  Restructured loans............       2,946         3,210             309           1,505           1,853
                                  ----------    ----------      ----------      ----------      ----------
     Total Nonperforming
       Assets...................  $  195,725    $   45,846      $   40,121      $   18,883      $    6,411
                                  ==========    ==========      ==========      ==========      ==========
LOANS 90 DAYS OR MORE PAST DUE
  AND STILL ACCRUING
  Commercial....................          --    $    3,022      $      758      $      235      $    1,092
  Factored receivables..........          --            --              --              --              --
  Commercial real estate........         352         2,292             195              20           1,421
  Commercial real estate
     construction...............          --            --             152              --             850
  Residential real estate.......          --         1,076             408             797             126
  Home equity loans.............          --            --              --              --              --
  Consumer loans................           7             6              22              43              27
                                  ----------    ----------      ----------      ----------      ----------
     Total Loans 90 Days or More
       Past Due and Still
       Accruing.................  $      359    $    6,396      $    1,535      $    1,095      $    3,516
                                  ==========    ==========      ==========      ==========      ==========
Allowance for loan losses.......  $  109,872    $   65,122      $   35,855      $   23,988      $   16,214
Loans at end of period..........  $2,360,041    $2,704,006      $2,382,045      $1,826,135      $1,450,871
                                  ==========    ==========      ==========      ==========      ==========

                                                                   DECEMBER 31,
                                       --------------------------------------------------------------------
                                       2003       2002            2001            2000            1999
                                       ----   -------------   -------------   -------------   -------------
                                              (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
RATIOS
Nonaccrual loans to total loans......  6.44%      1.44%           1.54%           0.86%           0.24%
Foreclosed properties to total
  assets.............................  1.28       0.10            0.11            0.07            0.06
Nonperforming assets to total
  assets.............................  6.14       1.26            1.36            0.77            0.34
Nonaccrual, restructured and 90 days
  or more past due and still accruing
  loans to total loans...............  6.58       1.80            1.62            1.00            0.61
Nonperforming assets and 90 days or
  more past due and still accruing
  loans to total assets..............  6.15       1.43            1.42            0.81            0.52

     As a result of deterioration in the quality of the credit portfolio, nonaccrual loans increased $113.1 million, or 290.3%, from $39.0 million at December 31, 2002 to $152.1 million at December 31, 2003. Total nonaccrual loans increased $2.3 million, or 6.3%, during 2002 from $36.6 million at December 31, 2001. The ratio of nonaccrual loans to total loans was 6.44%, 1.44%, and 1.54% at December 31, 2003, 2002 and 2001, respectively. Foregone interest on nonaccrual loans reduced interest income by $10.7 million in 2003, $3.3 million in 2002 and $2.4 million in 2001.

     At December 31, 2003, $129.3 million, or 85.0% of nonaccrual loans consisted of the following fifteen lending relationships:

     - Commercial real estate and construction loans totaling $20.4 million to related borrowers secured primarily by second mortgages on condominium development projects in Chicago. Subsequent to 2003, CIB Marine moved from a second to a first lien position on the secured properties when the first lien holder was paid in full through loan collateral sales. CIB Marine also received $2.5 million in payments due to loan collateral sales. Additionally, CIB Marine received payments of $1.2 million on loans within this borrowing relationship and charged-off $0.2 million. In 2004, due to the borrower being in default with the first lien holder, CIB Marine funded and charged-off a $5.0 million letter of credit on commercial retail space associated with one project within this borrowing relationship. The loss on the letter of credit had been fully accrued for in 2003. As a result of the sale of CIB -- Chicago, total outstanding balances owed to CIB Marine with respect to this relationship totaled $2.7 million, all of which were classified as nonaccrual.

     - Commercial loans totaling $20.2 million to related borrowers secured by a first lien on business assets and intellectual property. The loans were transferred to nonaccrual in the fourth quarter of 2003. Specific reserves in the amount of $9.4 million were allocated by December 31, 2003. In 2004, additional reserves were specifically allocated in the amount of $0.2 million and certain of the loans were charged down by $5.0 million based on new collateral appraisals. While CIB Marine believes that the value of the collateral securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

     - Commercial and commercial real estate loans totaling $15.0 million to related borrowers secured by first mortgages on multi-family development projects. At December 31, 2003, there were specific reserves of $0.2 million allocated to these loans. During 2003, CIB Marine charged-off $1.5 million of loans related to this borrowing relationship. Subsequent to December 31, 2003, CIB Marine sold one loan for $12.5 million and charged-off $0.2 million. As a result of the sale of CIB -- Chicago, CIB Marine does not have any outstanding balances with respect to this relationship.

     - Commercial and commercial real estate loans totaling $12.8 million to related borrowers secured by closely held stock and a first lien mortgage on multi-family zoned undeveloped land. At December 31, 2003, there were specific reserves of $0.4 million allocated to these loans. During 2004, CIB Marine charged-off $6.8 million with respect to this relationship. As a result of the sale of CIB -- Chicago, CIB Marine does not have any outstanding balances with respect to this relationship.

     - Commercial real estate loans totaling $11.1 million to related borrowers secured by first mortgages on a housing project and the adjacent land. During the third quarter of 2004, the properties were sold, $1.0 million was charged-off and the balance was repaid.

     - Commercial real estate loan in the amount of $8.0 million to a borrower secured by a first mortgage on a tenanted office building. The property was sold in the second quarter of 2004 resulting in a full payoff of the loan and a $0.2 million recovery on a related note that had been charged-off in 2003.

     - Commercial and commercial real estate loans totaling $8.0 million to a borrower secured by all business assets and a first mortgage on three commercial real estate properties. A specific reserve in the amount of $3.1 million was allocated to the loans in the third quarter of 2003. During 2004, $4.4 million was charged-off based on updated collateral valuations obtained in 2004. While CIB Marine believes that the value of the collateral securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

     - Two commercial real estate loans in the aggregate amount of $6.5 million to related borrowers secured by first mortgages on development projects relating to an office building and a condo conversion. These loans were sold in the second quarter of 2004.

     - Commercial and commercial real estate loans in the total amount of $6.0 million to related borrowers secured by business assets and a first mortgage on a hotel. During 2003, CIB Marine charged-off $1.0 million of loans related to this borrowing relationship. At December 31, 2003, the amount of specific reserves relating to loans within this relationship was $0.3 million. During 2004, the loan was repaid in full and the $1.0 million charge-off was recovered.

     - Commercial real estate loan in the amount of $4.2 million secured by a first mortgage on a restaurant property. During 2003, $3.0 million was charged-off, and in the third quarter of 2004 the remaining balance was paid in full.

     - Commercial real estate construction loans totaling $3.9 million to a borrower secured by a first mortgage on a condominium development project. At December 31, 2003, there were specific reserves of $0.1 million allocated to these loans. During 2004, CIB Marine charged-off $0.5 million with respect to this relationship. As a result of the sale of CIB -- Chicago, CIB Marine does not have any outstanding balances with respect to this relationship.

     - Commercial real estate construction loan in the amount of $3.5 million to a borrower secured by a first mortgage on a residential property. Specific reserves in the amount of $0.3 million were allocated to this loan in 2003 based on a current appraisal. The loan is in process of foreclosure. While CIB Marine believes that the value of the collateral securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

     - Commercial loans to related borrowers in the amount of $3.4 million secured by business assets and privately held stock. In the first quarter of 2004, CIB Marine charged-off $0.8 million and the borrowers repaid the loans in full.

     - Commercial loans in the amount of $3.2 million to related borrowers secured by first priority security interests in business assets and a second mortgage on residential real estate. The business was liquidated in the fourth quarter of 2004 resulting in a pay down of $1.2 million and a charge-off totaling $1.0 million. CIB Marine is commencing foreclosure on the residential real estate. At December 31, 2004, CIB Marine had a $0.4 million specific reserve with respect to this relationship. While CIB Marine believes that the value of the collateral securing the obligation approximates the amount owed, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

     - Commercial real estate loans aggregating $3.1 million to a borrower secured by a first mortgage. The loans were transferred to nonaccrual in December 2003. The borrower repaid the loans in full during the second quarter of 2004.

     Foreclosed properties were $40.7 million at December 31, 2003 and consisted of nine commercial properties, six of which were acquired during 2003. At December 31, 2002, foreclosed properties were $3.7 million and consisted of seven properties. All foreclosed properties were held for sale. At December 31, 2003, $36.2 million or 88.9% of foreclosed properties consisted of the following:

     - Commercial office building located in Illinois which had a balance of $25.2 million at December 31, 2003 and was subject to a $26.7 million first mortgage held by a nonaffiliated financial institution. It was being converted into residential condominiums and was acquired through a Deed in Lieu of Foreclosure Settlement Agreement ("DIL") from a borrower who was in default on its obligation. CIB -- Chicago held the second position on the property. During 2003, CIB Marine charged-off $41.7 million of loans secured by the second position and recognized a $1.5 million impairment loss on the foreclosed property. Pursuant to the DIL Agreement, CIB Marine acquired the property subject to the first lien held by an outside financial institution ("Lender") and assumed the borrower's financial obligation relating to that first lien. The assumed financial obligation is reported as an outstanding nonrecourse mortgage note payable and had a balance of $26.7 million at December 31, 2003. Under the terms of the assumption, CIB Marine's liability to the Lender for payment on the assumed obligation was limited to monies received through the liquidation of the acquired collateral. In the second quarter of 2004, CIB -- Chicago transferred its interest in the acquired property to the Lender in return for the forgiveness of the assumed mortgage note payable. The decision was made after exhaustive efforts to sell the property proved carrying the property was not economically feasible. The transfer of interest in the acquired property to the Lender in return for the forgiveness of the assumed mortgage note payable resulted in no additional gain or loss. During 2004, CIB Marine recognized $1.4 million in expenses related to the carrying costs of this property and $0.7 million of interest expense on the mortgage note payable.

     - Parking structure located in Illinois which had a balance of $8.8 million at December 31, 2003. The property was sold in June 2004 resulting in a $0.6 million loss.

     - Condominium development project located in Illinois which had a balance of $2.2 million at December 31, 2003. CIB -- Chicago acquired the property through foreclosure. As a result of the sale of CIB -- Chicago on November 30, 2004, CIB Marine no longer owns this property.

     Restructured loans were $2.9 million at December 31, 2003 and consisted of two loans to the same borrower. These loans were classified as restructured in the first quarter of 2002. At December 31, 2003, a specific reserve of $0.9 million was allocated to these loans. One loan, a commercial loan with a balance of $1.3 million at December 31, 2003 was charged-off in full during the fourth quarter of 2004. The second loan, a commercial real estate loan with a balance of $1.6 million at December 31, 2003 is current as to all payments in accordance with the restructured loan agreement. While CIB Marine believes that the value of the property securing the obligation approximates the amount owed, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

     Loans that were 90 days or more past due and still accruing decreased $6.0 million from $6.4 million at December 31, 2002 to $0.4 million at December 31, 2003. The majority of this decrease was due to payoffs in 2003 on three lending relationships which had an aggregate outstanding balance of $4.7 million at December 31, 2002. Accrued interest on loans 90 days or more past due and still accruing as of December 31, 2002 was $0.1 million. There was no accrued interest due on these loans as of December 31, 2003.

REGULATORY MATTERS

     On January 30, 2003, CIB -- Chicago entered into a Memorandum of Understanding (the "Memorandum") with the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation (the "DBRE") and the FDIC. The Memorandum was entered into as a result of a deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE's regular examination of CIB -- Chicago, which commenced on August 31, 2002.

     Pursuant to the Memorandum, CIB -- Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, the bank agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank's total assets as calculated in accordance with Part 325 of the FDIC rules and regulations ("Part 325"), 12 C.F.R. Part 325. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank's capital accounts. Also, unless prior written consent is received from the regulators, the bank agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval.

     Subsequently, in May 2004, CIB -- Chicago, Central Illinois Bank, Marine
 -- Wisconsin and CIB -- Indiana entered into Cease and Desist Orders with banking regulators. The Memorandum was released as a result of entering into the Cease and Desist Order. CIB Marine sold CIB -- Chicago in November 2004. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. The Orders and Agreements impose certain restrictions and reporting requirements on CIB Marine and such subsidiary banks and require various actions to be taken. The items include, among others:

     - Maintenance of minimum capital levels;

     - Restrictions on dividend payments and redemption of shares of CIB Marine without regulatory approval;

     - Limitations on asset and loan growth;

     - Adoption of a comprehensive plan to improve earnings;

     - Development of a plan to reduce concentrations of credit and loan relationships classified as substandard or doubtful;

     - Development of a system to correct loan administration deficiencies; and

     - Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

     These regulatory Orders and Agreements were filed with the SEC on June 1, 2004. In August 2004, Citrus Bank entered into a Written Agreement with the OCC, the provisions of which are similar to the Cease and Desist Orders. The Written Agreement was filed with the SEC on August 23, 2004. In April 2005, the Cease and Desist Orders at Marine -- Wisconsin and CIB -- Indiana were each released and replaced with a Memorandum of Understanding, which were entered into in March 2005, as a result of improvements at such banks. Pursuant to the Memoranda, the banks have agreed to maintain minimum capital levels, correct loan administration deficiencies, reduce credit concentrations and problem credits, and not to declare or pay cash dividends without regulatory approval.

     In April 2005, Central Illinois Bank, Marine -- Wisconsin and
CIB -- Indiana each entered into a Memorandum of Understanding with the FDIC and its applicable state banking regulators as a result of deficiencies in internal controls in the area of information technology. The banks agreed to take certain actions to document and fully implement its information security program, exercise appropriate diligence in overseeing arrangements with service providers and assess, develop and implement certain security standards and procedures.

     Management believes that CIB Marine, Central Illinois Bank,
Marine -- Wisconsin, CIB -- Indiana and Citrus Bank have complied with the majority of the provisions of their respective Orders and Agreements and are in the process of complying with the remaining provisions.

COMPANIES HELD FOR DISPOSAL

  CIB CONSTRUCTION

     CIB Marine acquired Canron, a steel fabrication and erection company, in October 2002 as a result of loan collection activities from a borrower pursuant to a Settlement Order entered in the Bankruptcy Court and subsequently transferred its interest in Canron to CIB Construction. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence the liquidation of Canron's assets. During 2003, Canron sold the Western Canada, Western United States and Mexico operations of the company, sold or closed certain of its other facilities and reduced its work force from 874 to 8 full-time equivalent employees. The net after-tax loss for 2003 was $7.0 million including $4.7 million of impairment losses recorded.

     The following table summarizes the composition of CIB Construction's consolidated balance sheets. The December 31, 2003 balance sheet reflects current expectations of liquidation values:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit at CIB Marine.............................   $ 2,407      $   332
  Accounts receivable.......................................    12,807       33,610
  Inventories and contracts in progress.....................     1,438        7,629
  Other current assets......................................        --        4,195
                                                               -------      -------
     Current assets.........................................    16,652       45,766
  Deferred tax asset........................................        --        4,269
  Property and equipment, net...............................    12,312       17,026
                                                               -------      -------
       Total assets.........................................   $28,964      $67,061
                                                               =======      =======

Liabilities and Stockholder's Equity:
  Current portion of loans payable to CIB Marine and its
     affiliates.............................................   $11,625      $ 3,921
  Income tax payable........................................     1,074        3,104
  Other liabilities.........................................    13,623       31,127
                                                               -------      -------
     Current liabilities....................................    26,322       38,152
  Loans payable to CIB Marine and its affiliates............        --       22,272
  Loans payable to nonaffiliated banks......................     2,137        1,814
                                                               -------      -------
       Total liabilities....................................    28,459       62,238
  Stockholder's equity......................................       505        4,823
                                                               -------      -------
     Total liabilities and stockholder's equity.............   $28,964      $67,061
                                                               =======      =======

     CIB Construction and its subsidiaries are classified as companies held for disposal and their gross assets and liabilities are reported separately on the consolidated balance sheet as assets and liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and its subsidiaries and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The consolidated net loss associated with CIB Construction is presented as discontinued operations in CIB Marine's statement of operations.

  MICR, INC.

     In 2000, CIB Marine acquired and/or assumed through MICR, Inc. ("MICR"), a wholly-owned subsidiary of CIB -- Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software for small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. At the time MICR was acquired, it was valued at fair value based on an independent appraisal. Due to the regulatory requirement to sell or dispose of MICR, its assets and liabilities are classified as companies held for disposal in 2003, 2002 and 2001. The pre-tax income for MICR was $1.1 million, $1.2 million and $1.2 million for the periods ended December 31, 2003, 2002, and 2001, respectively. In 2003, CIB Marine obtained updated valuation information and as a result recognized in noninterest expense an impairment loss of $2 million on its investment in MICR.

OTHER ASSETS

     The following table summarizes the composition of CIB Marine's other assets:

                                                                  DECEMBER 31,
                                                     ---------------------------------------
                                                      2003         2002            2001
                                                     -------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Prepaid expenses...................................  $ 1,616      $ 1,293         $ 1,179
Accounts receivable................................    1,531          551           1,247
Fair value of derivatives..........................    3,945        8,022           4,870
Trust preferred securities underwriting fee, net of
  amortization.....................................    1,500        1,555           1,150
Investment in trust preferred securities...........    2,310           --              --
Other investments..................................    9,572        9,999           6,376
Deferred taxes.....................................      911        9,405              --
Income tax receivable..............................   25,926        3,853              --
Other..............................................      402          324             313
                                                     -------      -------         -------
                                                     $47,713      $35,002         $15,135
                                                     =======      =======         =======

     Other assets increased $12.7 million or 36.3%, from $35.0 million at December 31, 2002 to $47.7 million at December 31, 2003. The majority of this increase was the result of an increase in income tax refunds receivable due to the overpayment of estimated taxes in 2003 and the carryback of 2003 net operating losses to recover taxes paid in prior years. A valuation allowance has been established to reduce net deferred tax assets at December 31, 2003 to $0.9 million.

     Other investments include the following:

     - Investments in various affordable housing partnerships. The carrying value of these investments was $5.7 million at December 31, 2003, $4.2 million at December 31, 2002 and $1.1 million at December 31, 2001. CIB Marine has engaged in these transactions to provide additional qualified investments under the CRA and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine's markets and other locations.

     - Interests in three limited partnerships. The carrying value of these investments was $2.2 million, $3.0 million and $2.6 million at December 31, 2003, 2002, and 2001 respectively. The limited partnership interests were deemed impaired at December 31, 2003 and an impairment loss of $0.7 million was recorded in "write down and losses on assets". There were no impairment losses in 2002 or 2001. Equity income recorded on the limited partnerships was $1.0 million in 2003, $0.3 million in 2002, and $0.1 million in 2001. In the first quarter of 2004, these investments were sold and a $0.2 million loss was realized.

     - Interests in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of December 31, 2003 has invested $0.9 million. The carrying value of these investments is at cost less other than temporary impairment which was estimated to be $0.8 million, $0.6 million and $0.5 million at December 31, 2003, 2002 and 2001, respectively. The asset was deemed impaired at December 31, 2002 and an impairment loss of $0.1 million was recorded. There were no impairment losses in 2003 or 2001.

     - 240,770 shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company. The amount of this investment is carried at cost less other than temporary impairment, which was estimated to be $0.5 million at December 31, 2003 and $1.7 million at December 31, 2002 and 2001. During 2003, the asset was deemed impaired, and an impairment loss of $1.2 million was recorded in "write down and losses on assets." There were no impairment losses in 2002 or 2001.

     - 5,167 shares at December 31, 2003 and 12,500 shares at December 31, 2002 and 2001 of common stock in a closely-held bank holding company. During 2003, CIB Marine sold 7,333 shares for an amount equal to the recorded investment. The investment represents less than a 5% interest in the company, and the amount of this investment is carried at cost less other than temporary impairment, which was estimated to be $0.1 million at December 31, 2003 and $0.2 million at December 31, 2002 and 2001. In the third quarter of 2004, the 5,167 remaining shares were sold for a gain of $13 thousand.

DEPOSITS

     Average total deposits increased 11.7% to $2.9 billion in 2003, as compared to $2.6 billion in 2002. The ratio of average deposits to average earning assets was 86.0% in 2003, 82.3% in 2002 and 81.0% in 2001.

     The following table sets forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

                                                                    YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                         2003                                2002                                2001
                           ---------------------------------   ---------------------------------   ---------------------------------
                            AVERAGE     % OF TOTAL   AVERAGE    AVERAGE     % OF TOTAL   AVERAGE    AVERAGE     % OF TOTAL   AVERAGE
                            BALANCE      DEPOSITS     RATE      BALANCE      DEPOSITS     RATE      BALANCE      DEPOSITS     RATE
                           ----------   ----------   -------   ----------   ----------   -------   ----------   ----------   -------
                                                                    (DOLLARS IN THOUSANDS)
Interest-bearing
  demand.................  $   70,731       2.43%     1.05%    $   57,831       2.22%     1.02%    $   53,670       2.57%     1.98%
Money market.............     427,919      14.73      1.63        285,178      10.96      2.04        245,754      11.74      3.58
Other savings............     245,781       8.46      1.76        124,189       4.78      2.36         45,893       2.19      2.64
Time deposits............   1,953,816      67.26      3.29      1,960,349      75.38      3.88      1,615,016      77.16      5.54
                           ----------     ------      ----     ----------     ------      ----     ----------     ------      ----
  Total interest-bearing
    deposits.............   2,698,247      92.88      2.83      2,427,547      93.34      3.52      1,960,333      93.66      5.13
Noninterest-bearing......     206,815       7.12        --        173,080       6.66        --        132,731       6.34        --
                           ----------     ------      ----     ----------     ------      ----     ----------     ------      ----
    Total deposits.......  $2,905,062     100.00%     2.62%    $2,600,627     100.00%     3.29%    $2,093,064     100.00%     4.81%
                           ==========     ======      ====     ==========     ======      ====     ==========     ======      ====

     Average interest-bearing deposits as a percentage of average total deposits was 92.9% in 2003, 93.3% in 2002, and 93.7% in 2001. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 72.4% in 2003, 80.8% in 2002, and 82.4% in 2001. While declining, these percentages reflect CIB Marine's significant reliance on time deposits as a source of funding.

     Average time deposits declined $6.5 million, or 0.3%, in 2003; while average savings accounts increased $121.6 million, or 97.9%, and average money market accounts increased $142.7 million, or 50.1%. Average noninterest bearing demand deposits increased by $33.7 million, or 19.5%, in 2003. The increase in average deposits is partially due to economic conditions as funds moved to lower risk investments, and the relationship banking activity actively pursued by CIB Marine during most of 2003. During 2003, the economic conditions favored liquid accounts that paid competitive rates. This, combined with CIB Marine's active campaign to increase core deposits, resulted in a decrease in time deposits while increasing demand, money market and savings deposits.

     Total time deposits of $100,000 or more, including brokered deposits, were $617.2 million or 33.6% of total time deposits at December 31, 2003, $724.2 million, or 36.0%, of total time deposits at December 31, 2002, and $629.4 million, or 35.8%, at December 31, 2001. Brokered time deposits were $183.0 million, or 10.0% of total time deposits and 6.5% of total deposits at December 31, 2003, and $222.8 million, or 11.1% of total time deposits and 7.8% of total deposits at December 31, 2002. CIB Marine issues brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits.

     The following table provides information on the maturity distribution of time deposits of $100,000 or more.

                                                              DECEMBER 31,
                                                                  2003
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
MATURITY
3 months or less............................................    $118,333
Over 3 through 6 months.....................................     122,122
Over 6 through 12 months....................................     108,962
Over 12 months..............................................     267,772
                                                                --------
                                                                $617,189
                                                                ========

BORROWINGS

     CIB Marine also uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing on these borrowings is more favorable than deposits.

     During the first half of 2003 and during 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with debt covenants and the inability to provide audited consolidated financial statements. Various federal funds purchased became available only after CIB Marine pledged fixed income investment securities, the Federal Home Loan Bank of Chicago restricted borrowing term availability, and derivative counterparties increased collateral requirements. Brokered deposits became available only after a waiver was obtained from the FDIC, and three of CIB Marine's subsidiary banks were required to pledge investment securities before they were allowed access to the Federal Reserve discount window.

     The following table sets forth information regarding selected categories of borrowings as of the dates indicated.

                                                        AS OF DECEMBER 31,
                                -------------------------------------------------------------------
                                              2003                               2002
                                --------------------------------   --------------------------------
                                                      % OF TOTAL                         % OF TOTAL
                                BALANCE    AVG RATE   BORROWINGS   BALANCE    AVG RATE   BORROWINGS
                                --------   --------   ----------   --------   --------   ----------
                                                      (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
Fed funds purchased...........  $  9,332     1.00%        4.65%    $203,430     1.23%       41.17%
Securities sold under
  repurchase agreements.......    12,635     1.15         6.29       39,757     1.47         8.05
Revolving lines of credit.....    30,848     3.75        15.37       36,685     3.09         7.43
Federal Home Loan
  Bank -- short term..........        --       --           --      100,500     2.20        20.34
Commercial paper..............        --       --           --        4,436     2.04         0.90
Treasury, tax and loan note...    13,099     0.73         6.53        2,137     0.99         0.43
Mortgage note payable(1)......    26,687    10.00        13.29           --       --           --
                                --------    -----       ------     --------    -----       ------
  Total Short-Term
    Borrowings................    92,601     4.49        46.13      386,945     1.69        78.32
                                --------    -----       ------     --------    -----       ------

                                       AS OF DECEMBER 31,
                                --------------------------------
                                              2001
                                --------------------------------
                                                      % OF TOTAL
                                BALANCE    AVG RATE   BORROWINGS
                                --------   --------   ----------
                                     (DOLLARS IN THOUSANDS)
SHORT-TERM BORROWINGS
Fed funds purchased...........  $232,119     1.51%       55.02%
Securities sold under
  repurchase agreements.......    29,649     1.77         7.03
Revolving lines of credit.....    24,985     3.62         5.92
Federal Home Loan
  Bank -- short term..........    27,325     2.04         6.48
Commercial paper..............     4,677     2.26         1.11
Treasury, tax and loan note...     1,128     1.51         0.27
Mortgage note payable(1)......        --       --           --
                                --------    -----       ------
  Total Short-Term
    Borrowings................   319,883     1.75        75.83
                                --------    -----       ------

                                                        AS OF DECEMBER 31,
                                -------------------------------------------------------------------
                                              2003                               2002
                                --------------------------------   --------------------------------
                                                      % OF TOTAL                         % OF TOTAL
                                BALANCE    AVG RATE   BORROWINGS   BALANCE    AVG RATE   BORROWINGS
                                --------   --------   ----------   --------   --------   ----------
                                                      (DOLLARS IN THOUSANDS)
LONG-TERM BORROWINGS
Federal Home Loan
  Bank -- long-term...........    42,247     6.20        21.04       42,060     6.19         8.51
Fair value adjustment related
  to hedge accounting.........     4,029    (3.63)        2.01        5,081    (3.33)        1.03
                                --------    -----       ------     --------    -----       ------
  Total Long-Term FHLB
    Borrowings................    46,276     2.57        23.05       47,141     2.86         9.54
Junior subordinated
  debentures/ guaranteed trust
  preferred securities........    61,857     8.58        30.82       60,000     8.74        12.14
                                --------    -----       ------     --------    -----       ------
  Total Long-Term
    Borrowings................   108,133     6.01        53.87      107,141     6.15        21.68
                                --------    -----       ------     --------    -----       ------
TOTAL BORROWINGS..............  $200,734     5.31%      100.00%    $494,086     2.66%      100.00%
                                ========    =====       ======     ========    =====       ======

                                       AS OF DECEMBER 31,
                                --------------------------------
                                              2001
                                --------------------------------
                                                      % OF TOTAL
                                BALANCE    AVG RATE   BORROWINGS
                                --------   --------   ----------
                                     (DOLLARS IN THOUSANDS)
LONG-TERM BORROWINGS
Federal Home Loan
  Bank -- long-term...........    59,452     5.98        14.09
Fair value adjustment related
  to hedge accounting.........     2,535    (2.05)        0.60
                                --------    -----       ------
  Total Long-Term FHLB
    Borrowings................    61,987     3.93        14.69
Junior subordinated
  debentures/ guaranteed trust
  preferred securities........    40,000    10.52         9.48
                                --------    -----       ------
  Total Long-Term
    Borrowings................   101,987     6.51        24.17
                                --------    -----       ------
TOTAL BORROWINGS..............  $421,870     2.90%      100.00%
                                ========    =====       ======

---------------

(1) Mortgage note assumed on foreclosed property.

     Total borrowings decreased $293.4 million in 2003 to $200.7 million at December 31, 2003 from $494.1 million at December 31, 2002, representing 6.5% and 14.2% of earning assets, respectively. The majority of the decrease was due to a $194.1 million reduction in fed funds purchased and a $100.5 million reduction in short-term Federal Home Loan Bank borrowings. These reductions were driven by liquidity management activity and reduced funding needs of the subsidiary banks. Total borrowings were $494.1 million and $421.9 million at December 31, 2002 and 2001, respectively, representing 14.2% and 14.7% of earning assets. CIB Marine increased its utilization of short and long-term borrowings during 2002 in order to meet its funding needs when the terms on these products were as, or more favorable than, other types of funding.

     At December 31, 2003, CIB Marine had two revolving lines of credit with a total outstanding balance of $30.8 million. CIB Marine had a $28.0 million revolving line of credit at December 31, 2003 with a nonaffiliated commercial bank collateralized by the common stock of all of its banking subsidiaries. As of December 31, 2003, 2002 and 2001 outstanding balances on this line of credit were $23.6 million, $32.4 million and $25.0 million, respectively. These funds were used to provide capital support for the growth of the subsidiary banks, acquire branches and for working capital. At December 31, 2003, CIB Marine was not in compliance with the capital requirement debt covenant of this revolving line of credit agreement. In the fourth quarter of 2004, CIB Marine repaid this loan in full from proceeds on the sale of its bank subsidiary, CIB -- Chicago. From September 10, 2004 through December 31, 2004, CIB Marine also had an additional $5.0 million demand revolving line of credit with this same nonaffiliated commercial bank. This line was never drawn on and was allowed to expire per the terms of the credit agreement on its original maturity date. On March 27, 2003, CIB Marine cancelled its $7.0 million revolving line of credit, which at that date had a zero balance. CIB Marine's factoring subsidiary had a $12.0 million revolving line of credit to support its operating needs. At December 31, 2003 and 2002, the outstanding balances on this line were $7.2 million and $4.3 million, respectively. In 2004, the net assets of this subsidiary were sold, and the line of credit was assumed by the purchaser with no recourse to CIB Marine.

JUNIOR SUBORDINATED DEBENTURES AND GUARANTEED TRUST PREFERRED SECURITIES

     CIB Marine has formed four statutory business trusts ("Trusts") for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. Pursuant to its 2004 Written Agreement with the Federal Reserve Bank, CIB Marine is not permitted to pay any interest on the trust preferred securities without prior approval of the Federal Reserve Board. See "Regulatory Matters" for further discussion. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for consecutive periods not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. CIB Marine has elected to defer all interest payments starting in 2004. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, or acquire or make liquidation payment on its stock, or make any payment on principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to limitations. At December 31, 2004 and September 30, 2005, approximately $5.5 million and $11.2 million, respectively, in interest payments were deferred, though the amounts payable continue to accrue as interest expense. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital for CIB Marine subject to regulatory limitations. At December 31, 2003, approximately $35 million of the $60 million trust preferred securities qualified as Tier 1 capital and the remaining $25 million qualified as Tier 2 capital. In connection with the sale of CIB -- Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine's trust preferred securities. No claims have been made by the purchaser related to this indemnification obligation.

     Prior to December 31, 2003, the Trusts were consolidated in CIB Marine's financial statements, with the trust preferred securities issued by the Trusts reflected on CIB Marine's balance sheet. The balances of these trust preferred securities were $60.0 million and $40.0 million at December 31, 2002 and 2001, respectively. Upon the implementation of FASB Interpretation Number 46 ("FIN No. 46"), as revised in December 2003, the Trusts are no longer consolidated in CIB Marine's financial statements. As a consequence, in 2003, CIB Marine reports its junior subordinated debentures issued to the Trusts as liabilities and reports its investment in the Trusts as investment in unconsolidated subsidiaries. The effect of the implementation of FIN No. 46 on CIB Marine's consolidated statement of financial condition was to increase investment in unconsolidated subsidiaries, net of amounts due to unconsolidated subsidiaries by $1.9 million, decrease trust preferred securities by $60.0 million and increase junior subordinated debentures by $61.9 million. See Note 13 -- Long-Term Borrowing to the consolidated financial statements in Item 8 of this Form 10-K for further information on junior subordinated debentures and guaranteed trust preferred securities.

     In September 2002, CIB Marine issued $20.0 million in guaranteed trust preferred securities at a variable rate of interest based upon the three-month LIBOR plus 3.40%. The interest rate was 5.19% at December 31, 2003. The securities are mandatorily redeemable upon their maturity on September 27, 2032 and are callable beginning September 30, 2007 at par value. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $19.5 million for general corporate purposes.

     In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities at a fixed rate of 10.20% per annum. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million for general corporate purposes.

     In September 2000, CIB Marine issued $15.0 million in guaranteed trust preferred securities at a fixed rate of 10.60% per annum. The securities are mandatorily redeemable upon their maturity on September 7, 2030, and are callable beginning September 7, 2010, at a premium, which declines ratably to par by September 7, 2020. Issuance costs of $0.5 million were incurred in connection with these securities. CIB Marine used the net proceeds of $14.5 million for general corporate purposes.

     In March 2000, CIB Marine issued $10.0 million in guaranteed trust preferred securities at a fixed rate of 10.88% per annum. The securities are mandatorily redeemable upon their maturity on March 8, 2030, and are callable beginning March 8, 2010, at a premium, which declines ratably to par by March 8, 2020. Issuance costs of $0.3 million were incurred in connection with these securities. CIB Marine used the net proceeds of $9.7 million for general corporate purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 1 -- Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 of this Form 10-K.

LIQUIDITY

     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings, and other obligations in a timely manner. CIB Marine's Asset/Liability Management Committee actively manages CIB Marine's liquidity position by estimating, measuring, and monitoring its sources and uses of funds. CIB Marine's sources of funding and liquidity include both asset and liability components. CIB Marine's funding requirements are primarily met by the inflow of funds from deposits, loan repayments and investment maturities. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower funding cost opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank, and short-term brokered and negotiable time deposits. CIB Marine also has established borrowing lines with the Federal Reserve Bank and nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale, and the sale of securities.

     During the second half of 2003 and during 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings and capital maintenance debt covenants and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the Federal Home Loan Bank of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits became available only after a waiver was obtained from the FDIC for some of the subsidiary banks and were restricted from use at CIB -- Chicago. Brokered deposits were restricted by FDIC rules and regulations at the subsidiary banks which were defined as less than well capitalized due to either lower levels of capital or due to the regulatory issuance of Cease and Desist Orders or formal written agreements. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or roll over brokered deposits. See Note 15 -- Stockholders' Equity in Item 8 of this Form 10-K. All of CIB Marine's subsidiary banks were moved from Primary to Secondary credit status and restricted from daylight overdraft activity at their respective Federal Reserve banks. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain CIB Marine bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity. In the fourth quarter of 2004, CIB Marine sold its bank subsidiary, CIB -- Chicago, and used a portion of the proceeds to payoff its revolving line of credit with a nonaffiliated bank. This line of credit is no longer available. Further, it is expected that the proceeds from this sale will allow CIB Marine to meet its short-term liquidity needs.

     The following discussion should be read in conjunction with the statements of cash flows for 2003, 2002 and 2001 contained in Item 8 of this Form 10-K.

     Net cash provided by operating activities was $270.3 million in 2003, compared to net cash used in operating activities of $155.0 million in 2002, and net cash provided by operating activities of $21.1 million in 2001. Loans held for sale activity drove the changes in cash related to operating activity from 2002 to 2003 and from 2001 to 2002. In 2003, net operating funds provided by loans held for sale was $210.8 million, while net operating funds used in this activity was $191.9 million in 2002.

     Net cash provided by investing activities was $102.7 million in 2003, compared to net cash used in investing activities of $466.0 million and $464.5 million in 2002 and 2001, respectively. The increase in cash provided by investing activities in 2003 was primarily due to a reduction of the overall loan portfolio, partially offset by an increase in cash used to fund securities activity. This was a result of management repositioning the Company in order to strengthen its liquidity, capital and asset quality. The cash provided by net lending activities was $192.9 million and was primarily due to CIB Marine's reallocation of resources during the last half of 2003 from building new client relationships to improving the quality of its lending portfolio. The decrease in cash used for investing activities in 2002 compared to 2001 was due to lower loan growth partially offset by increased net securities funding. The net increase in loans represented the largest portion of cash used in investing activities for the periods 2002 and 2001. The net increase in loans was $338.0 million and $552.4 million, in 2002 and 2001, respectively.

     Net cash used in financing activities was $346.6 million in 2003, as compared to net cash provided by financing activities of $655.9 million and $449.7 million in 2002 and 2001, respectively. The decrease in short-term borrowings was the primary source of net cash used in financing activities in 2003. To reduce the liquidity risk exposure at CIB Marine, and with the decline of the balance of loans held for sale, the level of short-term borrowings was reduced and a greater reliance was placed on the deposit base for funding. Deposit growth was the primary source of net cash provided by financing activities in both 2002 and 2001, comprising 88.1% and 51.6% of funds provided in each of the respective years. During 2001, short-term borrowed funds were used to supplement cash provided by deposit funds.

     During 2005, it is expected CIB Marine will have adequate funding capacity to meet its obligations. The primary sources of funding are expected to be cash on hand from the sale of CIB -- Chicago, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by the parent. CIB Marine subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs.

     The following table summarizes long-term minimum cash payment commitments other than deposit liabilities presented elsewhere in this section under Liquidity. CIB Marine has met its liquidity needs in 2003 and in 2004 and expects to meet these needs in 2005.

                                  REVOLVING                  JUNIOR
                                  LINES OF    LONG-TERM   SUBORDINATED   OPERATING
                                  CREDIT(1)     DEBT       DEBENTURES     LEASES      TOTAL
                                  ---------   ---------   ------------   ---------   --------
                                                    (DOLLARS IN THOUSANDS)
MATURITY
1 Year or less..................   $30,848     $ 8,500      $    --       $ 2,064    $ 41,412
1 to 2 Years....................        --          --           --         1,908       1,908
2 to 3 Years....................        --          --           --         1,758       1,758
3 to 4 Years....................        --          --           --         1,505       1,505
4 to 5 Years....................        --      37,776           --         1,155      38,931
Beyond 5 Years..................        --          --       61,857         4,365      66,222
                                   -------     -------      -------       -------    --------
                                   $30,848     $46,276      $61,857       $12,755    $151,736
                                   =======     =======      =======       =======    ========

---------------

(1) Balance represents two separate lines of credit. In 2004, one line was paid in full from proceeds of the sale of CIB -- Chicago and the other was assumed, without recourse, by the purchaser of CIB Marine's factoring subsidiary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Borrowings" for further discussion.

CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk-weighted assets. The risk-based capital information for CIB Marine is contained in the following table:

                                                                 DECEMBER 31,
                                                  ------------------------------------------
                                                     2003          2002            2001
                                                  ----------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                            (DOLLARS IN THOUSANDS)
RISK-WEIGHTED ASSETS............................  $2,737,049    $3,305,510      $2,785,080
                                                  ==========    ==========      ==========
AVERAGE ASSETS(1)...............................  $3,252,625    $3,485,498      $2,818,562
                                                  ==========    ==========      ==========
CAPITAL COMPONENTS
  Stockholders' equity..........................  $  108,523    $  247,563      $  229,825
  Guaranteed trust preferred securities and
     minority interests/Minority interest in
     Consolidated Subsidiaries..................      36,219        61,051          40,133
  Nonfinancial Equity Items.....................         (55)         (149)           (149)
  Less: disallowed intangibles..................      (4,945)      (14,822)        (11,434)
  Add/less: Unrealized loss/(gain) on
     securities.................................      (2,184)       (4,516)         (4,331)
                                                  ----------    ----------      ----------
TIER 1 CAPITAL..................................     137,558       289,127         254,044
Allowable allowance for loan losses.............      35,342        41,625          34,849
  Allowable subordinated debt...................      23,914            --              --
                                                  ----------    ----------      ----------
TOTAL RISK-BASED CAPITAL........................  $  196,814    $  330,752      $  288,893
                                                  ==========    ==========      ==========

                                                                         FOR CAPITAL
                                                        ACTUAL        ADEQUACY PURPOSES
                                                   ----------------   ------------------
                                                    AMOUNT    RATIO    AMOUNT     RATIO
                                                   --------   -----   ---------   ------
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 2003
Total Capital to risk-weighted assets............  $196,814    7.19%  $218,964     8.00%
Tier 1 Capital to risk-weighted assets...........   137,558    5.03    109,482     4.00
Tier 1 Leverage to average assets................   137,558    4.23    130,105     4.00
DECEMBER 31, 2002
Total Capital to risk-weighted assets............  $330,752   10.01%  $264,441     8.00%
Tier 1 Capital to risk-weighted assets...........   289,127    8.75    132,220     4.00
Tier 1 Leverage to average assets................   289,127    8.30    139,420     4.00
DECEMBER 31, 2001
Total Capital to risk-weighted assets............  $288,893   10.37%  $222,806     8.00%
Tier 1 Capital to risk-weighted assets...........   254,044    9.12    111,403     4.00
Tier 1 Leverage to average assets................   254,044    9.01    112,742     4.00

---------------

(1) Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

     In the second quarter of 2004, CIB -- Chicago, Central Illinois Bank, Marine Bank and CIB -- Indiana, subsidiary banks of CIB Marine, each consented to the issuance of a Cease and Desist Order ("Order") with banking regulatory authorities. Among other items, the Order restricted payment of cash dividends without prior written consent from the regulators and ordered the banks to maintain a Tier 1 Capital level equal to or exceeding 8% of the bank's total assets. These restrictions are in force during the life of the Order. In the event such ratio is less than 8% at any given calendar quarter end, the bank is required within 90 days to increase its capital ratio to not less than 8%, calculated as of the end of that preceding quarterly period. Failure to comply with the Order could have a material adverse effect on CIB Marine and its operations. As of December 31, 2003, CIB -- Chicago had capital below the 8% minimum, and during 2004, the call reports filed by Central Illinois Bank showed that they also fell below the 8% minimum. However, in the fourth quarter of 2004, CIB Marine sold its bank subsidiary, CIB -- Chicago, and a portion of the proceeds was used by CIB Marine to infuse capital into Central Illinois Bank, allowing it to meet its regulatory requirement. As of December 31, 2003, CIB Marine's total capital to risk-weighted assets ratio was below the 8% minimum required to be adequately capitalized. As a result of the sale of CIB -- Chicago and further reductions in assets, this ratio was 17.6% at December 31, 2004 and 19.6% at June 30, 2005. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency. As part of the Written Agreement, Citrus Bank must maintain total capital of not less than 14% and Tier 1 Capital of not less than 8%. The call report filed for December 31, 2004 showed that Citrus' capital level exceeded these requirements.

     CIB Marine's primary sources of capital have been the retention of net income, the issuance of additional common stock and the issuance of guaranteed trust preferred securities. The issuance of common stock, through private placement offerings and stock option exercises, provided $0.4 million, $9.2 million and $6.3 million in additional capital in 2003, 2002, and 2001, respectively. CIB Marine's capital decreased $139.0 million, or 56.2%, from $247.6 million in 2002 to $108.5 million in 2003. The decrease was primarily due to a net loss of $137.6 million in 2003. Retained earnings provided $8.8 million and $25.7 million of additional capital in 2002 and 2001, respectively. Receivables from sale of stock (a decrease in equity) was $5.2 million in 2003 compared to $7.9 million in 2002 and $7.4 million in 2001. Treasury stock was $2.2 million in 2003. There was no treasury stock in 2002 or 2001. See Note
15 -- Stockholders' Equity in Item 8 of the Form 10K for further information on receivables from sale of stock and treasury stock.

     CIB Marine issued $20.0 million and $15.0 million in guaranteed trust preferred securities in 2002 and 2001, respectively. There were no guaranteed trust preferred securities issued in 2003. With some significant limitations which applied to CIB Marine in 2003, these securities qualify as Tier 1 equity capital for regulatory capital purposes. A discussion of these securities is included in "Guaranteed Trust Preferred Securities". On March 1, 2005, the Federal Reserve Board adopted a final rule allowing the continued limited inclusion of trust preferred securities in Tier 1 equity capital. The ruling restricted the core capital elements, including trust preferred securities, to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.

IMPACT OF INFLATION AND CHANGING PRICES

     CIB Marine's consolidated financial statements and notes contained in Item 8 of this Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of CIB Marine's operations. Unlike most industrial companies, nearly all of CIB Marine's assets and liabilities are monetary in nature. As a result, interest rates and changes therein have a greater impact on CIB Marine's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

SUBSEQUENT EVENTS

SALE OF CIB -- CHICAGO

     In November 2004, CIB Marine sold CIB -- Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB -- Chicago's interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. In connection with the sale of CIB -- Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine's trust preferred securities. CIB Marine also represented to the purchaser that for the 2004 tax year, the sum of certain tax benefits, such as gross built-in losses, and Federal net operating loss carry forwards, would not be less than $60 million for CIB -- Chicago. CIB Marine agreed to indemnify the purchaser for any losses arising out of a breach of this representation and certain other customary representations and warranties. No claims have been made by the purchaser related to this indemnification obligation. At the time of sale, CIB -- Chicago operated 16 banking facilities in the Chicago metropolitan area and had approximately $1.2 billion in assets and $1.1 billion in deposits. The sale of CIB -- Chicago reduced consolidated loan totals by $682.8 million, nonaccrual loans by $60.3 million and the allowance for loan loss by $38.1 million.

     CIB Marine used $23.6 million of the proceeds to repay all indebtedness under CIB Marine's revolving line of credit and injected $15.0 million of new capital into Central Illinois Bank. The balance of the proceeds is being utilized to help fund ongoing operations. The sale resulted in a pre-tax gain for financial statement purposes of approximately $15.2 million. The total consolidated assets of CIB Marine immediately after the sale were approximately $1.4 billion. The Grand Cayman Islands branch banking facility of CIB -- Chicago, which was established to accept Eurodollar deposits, was closed in conjunction with the sale of the bank.

     The following table summarizes CIB Marine's pro forma consolidated balance sheet as of December 31, 2003, with pro forma adjustments as if the sale of CIB-Chicago had occurred on December 31, 2003. CIB-Chicago was sold on November 30, 2004 for an amount equal to its net book value, excluding assets and liabilities of its MICR, CIB Marine Commercial Finance, and CIB Construction/Canron subsidiaries, plus $15.2 million. The pro forma adjustments assume a sale price for an amount equal to CIB-Chicago net book value at December 31, 2003 of $57.5 million plus $15.2 million or a total of $72.7 million. The pro forma adjustments do not take into account the decrease in CIB-Chicago's stockholder's equity between December 31, 2003 and November 30, 2004 and does not take into account how CIB Marine actually used the proceeds from the sale.

                                              CIB MARINE                      PRO FORMA
                                             CONSOLIDATED   CIB-CHICAGO(A)   ADJUSTMENTS   PRO FORMA
                                             ------------   --------------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents:
  Cash and due from banks..................   $   60,149      $   18,232       $   201(b)  $   42,118
  Federal funds sold.......................       59,655           2,470         2,864(b)      60,049
                                              ----------      ----------       -------     ----------
       Total cash and cash equivalents.....      119,804          20,702         3,065        102,167
Loans held for sale........................       16,735              --            --         16,735
Securities.................................      637,356         289,694        72,729(c)     420,391
Loans......................................    2,360,041       1,134,013         3,678(d)   1,229,706
  Allowance for loan losses................     (109,872)        (55,146)           --        (54,726)
                                              ----------      ----------       -------     ----------
     Net loans.............................    2,250,169       1,078,867         3,678      1,174,980
Premises and equipment, net................       29,138          12,026            --         17,112
Goodwill & other intangible assets.........        2,789             982            --          1,807
Foreclosed properties......................       40,715          37,688            --          3,027
Assets of companies held for disposal......       29,056              --            --         29,056
                                                                                   607(b)
                                                                                   461(d)
                                                                               -------
Other assets...............................       60,475          31,190(e)      1,068         30,353
                                              ----------      ----------       -------     ----------
       Total Assets........................   $3,186,237      $1,471,149       $80,540     $1,795,628
                                              ==========      ==========       =======     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits...................................    2,821,218       1,314,067           201(b)   1,507,352
Borrowings.................................      138,877          72,893         2,864(b)      68,848
Junior subordinated debentures.............       61,857              --            --         61,857
Liabilities of companies held for
  disposal.................................       17,381              --            --         17,381
Other liabilities..........................       38,381          26,676           607(b)      12,312
                                              ----------      ----------       -------     ----------
       Total Liabilities...................    3,077,714       1,413,636         3,672      1,667,750
                                              ----------      ----------       -------     ----------
                                                                                72,729(c)
                                                                                 4,139(d)
                                                                               -------
Stockholders' Equity.......................      108,523          57,513        76,868        127,878
                                              ----------      ----------       -------     ----------
       Total Liabilities and Stockholders'
          Equity...........................   $3,186,237      $1,471,149       $80,540     $1,795,628
                                              ==========      ==========       =======     ==========

---------------

(a) Includes assets and liabilities of CIB -- Chicago as of December 31, 2003, excluding assets and liabilities of MICR, CIB Marine Commercial Finance, and CIB Construction LLC/Canron. MICR and CIB Construction LLC were purchased by CIB Marine at net book value as of the date of the sale of CIB -- Chicago. The assets of CIB Marine Commercial Finance were sold in the second quarter of 2004.

(b) Reversal of eliminating entries for intercompany accounts of CIB -- Chicago and other affiliates of CIB Marine.

(c) Assumed proceeds of $72.7 million received in cash and reinvested in securities. The gain of $15.2 million, representing the difference between CIB-Chicago's stockholder's equity as of December 31, 2003 of $57.5 million and the assumed proceeds, increases CIB Marine's pro forma stockholders' equity.

(d) Elimination from contra-equity accounts and adding back to loans $3.6 million in receivables from sale of stock and $0.5 million in treasury stock which were sold along with CIB -- Chicago.

(e) Included in other assets of CIB -- Chicago are net deferred tax assets of $23.9 million, which are offset by a valuation allowance of $23.9 million.

SALE AND WIND DOWN OF NONBANK SUBSIDIARIES

     During 2004, CIB Marine divested itself of certain nonbank subsidiaries and commenced the wind down of certain other nonbank subsidiaries in order to more narrowly focus its resources on its core commercial and retail banking strategies.

     CIB Marine Commercial Finance, LLC. In June 2004, CIB -- Chicago sold to an unrelated party substantially all of the business assets and the business of its factoring subsidiary, CIB Marine Commercial Finance, LLC. The pre-tax gain on the sale of this operation was $0.2 million. Total assets were $10.9 million at the time of sale. This company was fully dissolved in November 2004.

     Mortgage Services, Inc. During the third quarter of 2004, CIB Marine sold to unrelated parties substantially all of the assets and operations of Mortgage Services, Inc. The sale of the operations was accomplished through two separate transactions and resulted in a combined net pre-tax loss of $0.7 million on the sales. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities, totaling $1.8 million and $1.7 million as of December 31, 2004 and September 30, 2005, respectively, include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.

     CIB Marine Capital, LLC. During 2004, CIB Marine continued the wind down of its mezzanine lending company, CIB Marine Capital, LLC. At December 31, 2004, total loans outstanding were $3.4 million as compared to $19.0 million at December 31, 2003. At September 30, 2005, total loans outstanding were $0.9 million.

     Canron. During 2004, Canron sold certain of its properties and substantially all of its equipment for $7.6 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine. In April 2005, Canron sold its Rexdale, Ontario facility for $8.2 million, and a portion of the proceeds was used to pay off the remaining balance of its debt to CIB Marine. Canron no longer owns any real estate. Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August 2005, Canron authorized and began liquidation distributions to its shareholders. CIB Marine received $0.8 million and recorded the amount as a reduction of its investment in Canron. As of September 30, 2005, CIB Marine's net investment in CIB Construction was approximately $0.3 million.

     MICR, Inc. In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR. In 2005, MICR met the accounting criteria as an asset held for sale. Based upon new valuation information received in the third quarter of 2005, an impairment loss was recognized in the amount of $1.3 million to record MICR at fair value less costs to sell.

FORECLOSED PROPERTIES

     In December 2003, CIB -- Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement ("DIL Agreement") from a borrower who was in default on its obligation. The property is included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB -- Chicago acquired the property subject to the first lien held by an outside financial institution and assumed the borrower's financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation is reported as an outstanding non-recourse mortgage note payable.

     During the second quarter of 2004, CIB -- Chicago transferred all of its rights, title and interest in the property, along with the borrower's obligation under the related mortgage note, to the first lien holder. CIB -- Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB -- Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB -- Chicago commenced Federal Court litigation against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB -- Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB -- Chicago. In April 2005, the Federal Court dismissed the RICO claim and, as a result, lacks jurisdiction over the state law claims. In April 2005, CIB Marine commenced a state court action against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB -- Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.

REGULATORY ORDERS AND AGREEMENTS

     In May 2004, CIB -- Chicago, Central Illinois Bank, Marine -- Wisconsin and CIB -- Indiana entered into Cease and Desist Orders with their respective banking regulators. The Memorandum entered into by CIB -- Chicago in January 2003 was released as a result of entering into the Cease and Desist Order. CIB Marine subsequently sold CIB -- Chicago in November 2004. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. In August 2004, Citrus Bank entered into a Written Agreement with the OCC. The Orders and Agreements impose certain restrictions and reporting requirements on CIB Marine and such subsidiaries, and require various actions to be taken. The items include, among others:

     - Maintenance of minimum capital levels;

     - Restrictions on dividend payments and redemption of shares without regulatory approval;

     - Limitations on asset and loan growth;

     - Adoption of a comprehensive plan to improve earnings;

     - Development of a plan to reduce concentrations of credit and loan relationships classified as substandard or doubtful;

     - Development of a system to correct loan administration deficiencies; and

     - Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

     These regulatory Orders and Agreements were filed with the SEC during 2004. In April 2005, the Cease and Desist Orders at Marine -- Wisconsin and
CIB -- Indiana were each released and replaced with a Memorandum of Understanding, which were entered into in March 2005, as a result of improvements at such banks. Pursuant to the Memoranda, the banks agreed to maintain minimum capital levels, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. In April 2005, Central Illinois Bank,
Marine -- Wisconsin and CIB -- Indiana each entered into a Memorandum of Understanding with the FDIC and its applicable state banking regulators as a result of deficiencies in information technology. The banks agreed to take certain actions to document and fully implement its information security program, exercise appropriate diligence in overseeing service providers arrangements, and assess, develop and implement security standards and procedures. Management believes that CIB Marine, Central Illinois Bank,
Marine -- Wisconsin, CIB -- Indiana and Citrus Bank have complied with the majority of the provisions of the respective Orders and Agreements and are in the process of complying with the remaining provisions.

INDEPENDENT REVIEW AND INVESTIGATION

     In the fourth quarter of 2003, a special review committee of the Board of Directors was formed to review certain credit quality issues and related matters. During 2004, the Board engaged independent outside consultants and legal counsel to conduct an investigation into certain of these matters. The independent investigations are complete and the results have been reviewed with our Board of Directors, the banking regulators and CIB Marine's outside audit firm, KPMG LLP. KPMG LLP had full and complete access to the outside law firms conducting the investigations throughout the period of their work. The investigations, while targeted, involved the review of thousands of documents, hundreds of transactions and involved interviews with various current officers, employees and Board members, and former officers and employees to the extent they agreed to be interviewed. Management has taken appropriate actions to address issues raised by the investigations. As a result of the investigations and its own analysis, management has adopted new policies and procedures and has strengthened internal reporting and controls.

     The investigation facilitated the completion of the audit of CIB Marine's 2003 consolidated financial statements. During 2004, as a result of this review and investigation, CIB Marine incurred legal, accounting and other professional expenses directly related to the investigation of approximately $3.2 million.

MANAGEMENT CHANGES

     Stanley J. Calderon was appointed President and CEO of CIB Marine in April 2004 and joined the Board of CIB Marine in November 2004. Mr. Calderon replaced
J. Michael Straka, who retired as President and CEO and was appointed as Vice Chairman of the Board in February 2004. In April 2004, Mr. Straka retired from all positions and the Board of CIB Marine.

     In February 2004, CIB Marine named Margaret A. Incandela, as Chief Credit Officer. Ms. Incandela, who previously served as Loan Review Manager, replaced Stephen C. Bonnell who was assigned new responsibilities in the Credit Administration Department. Mr. Bonnell resigned from CIB Marine in March 2004. CIB Marine retained an external consultant to perform loan reviews at its subsidiary banks during 2004 and 2005.

     In March 2004, CIB -- Chicago's President and CEO, and the Senior Lender resigned from their positions. Michael L. Rechkemmer, Executive Vice President of CIB Marine and a board member of CIB -- Chicago was named Interim President of CIB -- Chicago and served in such capacity until the sale of the Bank.

     In July 2004, the President and CEO of Marine -- Wisconsin resigned and was replaced by Michael J. Miller, Executive Vice President and Chief Lending Officer of CIB Marine, as Interim President. In March 2005, Mr. Miller was appointed President and CEO of Marine -- Wisconsin. In July 2004, the President and CEO of Central Illinois Bank resigned. In July 2005, Joseph T. Henderson was hired as President and CEO of Central Illinois Bank. In September 2004, the President and CEO of Marine FSB resigned. In March 2005, Jerry L. Schwallier was hired as the President and CEO of Marine FSB. In January 2005, CIB Marine hired
G. Richard Nisbeth to become CEO of Citrus Bank. Mr. Nisbeth was also appointed Chairman of this bank. Jack E. Schall continues to serve as its President.

     In April 2005, Daniel J. Rasmussen was named Senior Vice President and General Counsel of CIB Marine. Mr. Rasmussen previously served as Vice President and Senior Attorney, and succeeded Donald J. Straka who was assigned other duties in April 2005 and resigned his employment with CIB Marine in June 2005. Mr. Straka remains a director of CIB Construction and Canron.

BOARD OF DIRECTOR CHANGES

     In February 2004, W. Scott Blake was appointed Chairman of the Board of CIB Marine to succeed Donald M. Trilling. Mr. Trilling resigned as Chairman, but continues to serve on the Board.

     During 2004, CIB Marine added Stanley J. Calderon, Steven C. Hillard, and Gary L. Longman, to its Board of Directors. Mr. Longman also serves as Chairman of CIB Marine's Audit Committee. The Board has determined that Mr. Longman is an Audit Committee Financial Expert. In March 2004, John T. Bean resigned from CIB Marine's Board. During April 2004, J. Michael Straka and C. Todd Atkins resigned from CIB Marine's Board. In November 2004, Dean M. Katsaros resigned from CIB Marine's Board.

LIQUIDITY

     During 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or were contingent on subsidiary bank pledges of fixed income investment securities. See Note 12 -- Short-term Borrowings for further information.

COST CONTROLS AND REDUCTION IN FORCE PROGRAM

     In June 2004, CIB Marine began an overall cost savings program which included a reduction in force program, restrictions on salaries and hiring, tight expense controls, and some executive management salary reductions. Eligible employees impacted by the reduction in force program were paid severance using a consistent formula based upon employee status and years of service. Under the program, CIB Marine reduced its work force during 2004 by 33 full-time equivalent employees with an annual base pay of $1.8 million and incurred approximately $0.2 million in severance expenses. In April 2005, the company formally adopted its company-wide severance pay plan. During the first nine months of 2005, CIB Marine further reduced its work force by 69 full-time equivalent employees with an annual base pay of $3.1 million and incurred $0.6 million in severance expense. These work force reductions represented approximately 3.7% and 14.2% of the total full-time equivalent employees, excluding MICR, at the end of the previous calendar year ends for 2004 and 2005, respectively. These cost savings programs were in addition to overhead expenses saved as a result of the sales of certain subsidiaries including CIB
 -- Chicago, Mortgage Services Inc. and CIB Marine Commercial Finance. Full-time equivalent employees, excluding MICR, as of December 31, 2003, December 31, 2004 and September 30, 2005 were 898, 482 and 398, respectively.

BRANCH ACTIVITIES

     CIB Marine had 57 branches as of December 31, 2003 holding $2.8 billion in deposits. In the first quarter of 2004, Marine FSB opened a new branch in Sun City, Arizona and in the third quarter of 2004, Central Illinois Bank closed a branch in Morton, Illinois which had held $9.9 million in deposits as of December 31, 2003. On November 30, 2004, 16 branches of CIB -- Chicago were sold in connection with the sale of that bank. At June 30, 2005, CIB Marine had 41 branches holding $1.0 billion in deposits. CIB Marine's subsidiary banks are in the process of evaluating the effectiveness of their respective branch networks. Currently CIB Marine has twelve branches planned to be offered for sale in the second half of 2005 and the first half of 2006 with total June 30, 2005 deposits of $131.8 million. No new branches are currently scheduled to be opened in 2005. Although these are all currently planned activities, it is possible some of these transactions may not be consummated as anticipated in the proposed time frames, or at all, if pricing is not acceptable or market conditions change.

CHARTER CONSOLIDATION

     During the third and fourth quarters of 2005, CIB Marine filed applications with the appropriate state and federal regulators to merge Marine FSB into Marine -- Wisconsin. Prior to the merger, CIB Marine plans to sell the Omaha and Sun City branch facilities of Marine FSB to an unrelated third party. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.

FDIC DEPOSIT INSURANCE PREMIUMS

     FDIC deposit insurance premiums represented $0.5 million of the $0.9 million in FDIC and state assessments in 2003. Due to the increase in the risk profile of CIB Marine's subsidiary banks, deposit insurance premiums significantly increased to $4.7 million in 2004. Excluding CIB -- Chicago, deposit insurance premiums were $0.3 million, $1.4 million, and $1.2 million in 2003, 2004 and for the nine months ended September 30, 2005, respectively.

CREDIT CONCENTRATIONS

     At December 31, 2003, CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) and loans to ten industries or industry groups that exceeded 25% of stockholders' equity. As of December 31, 2004, CIB Marine had one secured borrowing relationship and loans to seven industries or industry groups that exceeded 25% of stockholders' equity. The decreases were due to the sale of CIB -- Chicago, management's strategy to reduce these types of exposures and, to a lesser extent, the increase in stockholders' equity from the $15.2 million pre-tax gain on the sale of CIB -- Chicago on November 30, 2004. At September 30, 2005, there were loans to seven industries or industry groups that exceeded 25% of CIB Marine's stockholders' equity, and there was one loan to one borrower or a related group of borrowers that exceeded 25% of stockholders' equity.

STOCK OPTIONS

     As a result of retirements, resignations and other management and Board of Directors changes, the volume of lapsed and surrendered stock options increased substantially in 2004 and the first nine months of 2005. During this period, 873,513 shares previously granted pursuant to stock options lapsed and/or were surrendered and became available for future grants under CIB Marine's 1999 Stock Option and Incentive Plan. In September 2005, 523,750 options were granted to various employees of the company at an exercise price of $4.10 each. As of September 30, 2005, there were 1,090,087 options outstanding with a weighted average exercise price of $10.69.

TREASURY STOCK AND RECEIVABLES FROM SALE OF STOCK

     As a result of the sale of CIB -- Chicago, receipt of additional collateral and other actions, the balance of loans classified as receivables from sale of stock has been reduced to $0.3 million as of September 30, 2005.

     During 2004, CIB Marine reduced its treasury stock by $2.6 million, or 210,950 shares, as a result of the sale of CIB -- Chicago. In the third quarter of 2004, a subsidiary bank of CIB Marine acquired 7,452 shares of CIB Marine stock through loan collection efforts. At September 30, 2005, treasury stock held by CIB Marine was $0.2 million and included 12,663 shares.

LATE FILING OF TAX RETURNS

     CIB Marine did not file its Federal and State tax returns for calendar year 2004 by the required due date of September 15, 2005. Although CIB Marine does not expect to have taxable income for 2004, penalties may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue.

INVESTMENT SECURITIES

     During the nine months ended September 30, 2005, CIB Marine sold $9.3 million in tax-exempt securities at a gain of approximately $0.4 million.

ALLOWANCE FOR LOAN LOSSES

     During 2004, CIB Marine sold CIB -- Chicago and implemented actions to improve the quality of its credit portfolio, including aggressive work-out strategies and enhancing its credit functions, policies and procedures. These activities resulted in a reduction of nonperforming assets from $195.7 million at December 31, 2003 to $57.2 million as of December 31, 2004 and $29.9 million at September 30, 2005, including nonaccrual loans of $152.1 million, $52.5 million and $25.5 million, respectively. Furthermore, due to the improved quality of its credit portfolio, including the reduction in nonperforming assets and a decline in net charge-offs from $101.1 million in 2003 to $41.1 million in 2004, and net recoveries of $2.4 million for the nine months of 2005, CIB Marine recognized a lower provision for credit losses during 2004 and a credit in 2005. During 2004, CIB Marine recognized a $24.7 million provision for credit loss expense ($6.2 million of which related to CIB-Chicago) as compared to the $160.6 million expense in 2003. Additionally, for the nine months ended September 30, 2005, CIB Marine recognized a $10.6 million credit in its provision for credit losses.

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

     The gap analysis as of December 31, 2003, is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest earning-assets will reprice in a given time period.

                                                                  DECEMBER 31, 2003(1)
                                          ---------------------------------------------------------------------
                                             0-3          4-6        7-12        2-5        OVER
                                            MONTHS      MONTHS      MONTHS      YEARS     5 YEARS      TOTAL
                                          ----------   ---------   ---------   --------   --------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning Assets:
  Loans.................................  $1,779,374   $  74,313   $ 137,061   $343,192   $ 26,101   $2,360,041
  Securities............................      56,416      50,040     118,393    375,068     37,439      637,356
  Loans held for sale...................      16,735          --          --         --         --       16,735
  Federal funds sold....................      59,655          --          --         --         --       59,655
                                          ----------   ---------   ---------   --------   --------   ----------
TOTAL INTEREST-EARNING ASSETS...........   1,912,180     124,353     255,454    718,260     63,540    3,073,787
                                          ----------   ---------   ---------   --------   --------   ----------
Interest-bearing Liabilities:
  Time deposits.........................     425,929     345,105     400,228    591,236     72,567    1,835,065
  Savings and interest-bearing demand
    deposits............................     766,248          --          --         --         --      766,248
  Short-term borrowings.................      89,096       1,800       1,705         --         --       92,601
  Long-term borrowings..................          --       8,500          --     37,776         --       46,276
    Junior subordinated debentures......      21,857          --          --         --     40,000       61,857
                                          ----------   ---------   ---------   --------   --------   ----------
TOTAL INTEREST-BEARING LIABILITIES......   1,303,130     355,405     401,933    629,012    112,567    2,802,047
                                          ----------   ---------   ---------   --------   --------   ----------
Interest sensitivity gap (by period)....  $  609,050   $(231,052)  $(146,479)  $ 89,248   $(49,027)  $  271,740
Interest sensitivity gap (cumulative)...     609,050     377,998     231,519    320,767    271,740      271,740
ADJUSTED FOR DERIVATIVES
  Derivatives (notional, by period).....     (65,756)         --          --     35,756     30,000           --
  Derivatives (notional, cumulative)....     (65,756)    (65,756)    (65,756)   (30,000)        --           --
                                          ----------   ---------   ---------   --------   --------   ----------
Interest sensitivity gap (by period)....     543,294    (231,052)   (146,479)   125,004    (19,027)     271,740
Interest sensitivity gap (cumulative)...     543,294     312,242     165,763    290,767    271,740      271,740
CUMULATIVE GAP AS A % OF TOTAL ASSETS...      17.05%        9.80%       5.20%      9.13%      8.53%

---------------

(1) Includes CIB -- Chicago which was sold in November 2004. See Note 27 -- Subsequent Events for further information.

     The financial instruments are shown to reprice at the earlier of their principal repayment date due to maturity, amortization, or prepayment in a stable rate environment or their next contractual reprice. In the gap analysis, nonmaturing interest-earning assets and interest-bearing liabilities are shown to reprice at the next contractual reprice date and the Collateralized Mortgage Obligations and the Real Estate Mortgage Investment Conduits that are a part of the investment securities are shown to reprice in those periods in which they are expected to repay.

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

     The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rate of interest as of December 31, 2003 and 2002.

                                                         BASIS POINT CHANGES
                                                  ----------------------------------
                                                   +200    +100     -100      -200
                                                  ------   -----   -------   -------
NET INTEREST INCOME CHANGE OVER ONE YEAR
December 31, 2003...............................   4.83%   3.58%   (4.33)%   (7.69)%
December 31, 2002...............................  12.01%   7.20%   (3.36)%   (9.13)%

     The analysis reveals an asset sensitive interest rate risk position for the one year horizon at both December 31, 2003 and December 31, 2002. CIB Marine has held a short average life investment portfolio of less than two years and used longer term certificates of deposit to maintain an asset sensitive interest rate risk position in both years.

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

     In addition, the interest rate sensitivity analyses include derivative financial instruments, such as interest rate swaps and forward sale agreements. At December 31, 2003, the notional value of receive fixed/pay floating interest rate swaps was $70.0 million. The majority of CIB Marine's interest rate swaps are used to hedge the fair market value of various deposits and borrowings. At December 31, 2003, the notional value of interest rate swaps to hedge borrowings and fixed rate callable Certificates of Deposit was $25.0 million and $45.0 million, respectively. These interest rate swaps effectively convert the fixed rates on these deposits and borrowings into floating rates. CIB Marine also engages in interest rate swaps to hedge fixed rate lending activity. At December 31, 2003 the notional amount of pay fixed/receive floating amortizing interest rate swaps was $6.1 million. Conditional forward sale agreements (otherwise called 'best efforts' contracts) are utilized to hedge the risk of price changes in mortgage loans held for sale and rate locks for loans to be originated for later sale. The notional value of conditional forward sale agreements was approximately $82.9 million at December 31, 2003 and $507.8 million at December 31, 2002.

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

     - The interest rates of financial instruments with like terms were assumed to change by the same number of basis points except that the timing, magnitude, and direction of change of interest rates paid on nonmaturing savings and interest-bearing demand deposits were assumed to change in a way similar to that experienced in the past, which is less than perfectly correlated with the other interest rate changes. Current anticipated pricing strategies for nonmaturing deposits were also utilized.

     The simulations of earnings do not incorporate any management actions that might moderate the negative consequences of certain interest rate changes. Therefore, they may not reflect actual results.

     Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2003 includes $3.9 million of private and public nonaffiliated firms, $5.7 million in low income housing tax credit limited partnerships, $0.6 million of Federal Reserve Bank Stock, and $10.5 million of Federal Home Loan Bank Stock.

     Foreign currency exchange rate risk arises through the sale of foreign currency forward contracts to customers of CIB Marine. CIB Marine hedges all such activity. At December 31, 2003 there were no contracts outstanding. Foreign currency exchange risk also arises through transactions denominated in foreign currencies at Canron. CIB Marine does not hedge this activity. At December 31, 2003, Canron had $7.8 million of Canadian denominated net assets as measured in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
CIB Marine Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2003, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and its subsidiaries as of December 31, 2003, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 147 Acquisitions of Certain Financial Institutions.

     As discussed in Note 2, the consolidated financial statements as of and for the years ended December 31, 2002 and 2001 have been restated.

                                          KPMG LLP

Milwaukee, Wisconsin
October 28, 2005

                          CIB MARINE BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                              ------------------------------------------
                                                                 2003          2002            2001
                                                              ----------   -------------   -------------
                                                                           (AS RESTATED)   (AS RESTATED)
                                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                 ASSETS
Cash and cash equivalents:
  Cash and due from banks...................................  $   60,149    $   68,366      $   29,686
  Federal funds sold........................................      59,655        25,625          29,314
                                                              ----------    ----------      ----------
       Total cash and cash equivalents......................     119,804        93,991          59,000
Loans held for sale.........................................      16,735       229,554          34,473
Securities available for sale, at fair value................     637,356       516,744         420,507
Loans.......................................................   2,360,041     2,704,006       2,382,045
  Allowance for loan losses.................................    (109,872)      (65,122)        (35,855)
                                                              ----------    ----------      ----------
     Net loans..............................................   2,250,169     2,638,884       2,346,190
Premises and equipment, net.................................      29,138        28,087          27,807
Accrued interest receivable.................................      12,762        16,669          16,993
Goodwill....................................................         982        13,122           9,639
Other intangible assets.....................................       1,807         1,700           1,795
Foreclosed properties.......................................      40,715         3,678           3,168
Assets of companies held for disposal.......................      29,056        73,274           7,311
Other assets................................................      47,713        35,002          15,135
                                                              ----------    ----------      ----------
       Total Assets.........................................  $3,186,237    $3,650,705      $2,942,018
                                                              ==========    ==========      ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $  219,905    $  204,267      $  148,709
  Interest-bearing demand...................................      78,641        58,889          60,671
  Savings...................................................     687,607       574,083         300,318
  Time......................................................   1,835,065     2,011,165       1,760,012
                                                              ----------    ----------      ----------
       Total deposits.......................................   2,821,218     2,848,404       2,269,710
Short-term borrowings.......................................      92,601       386,945         319,883
Long-term borrowings........................................      46,276        47,141          61,987
Guaranteed trust preferred securities.......................          --        60,000          40,000
Junior subordinated debentures..............................      61,857            --              --
Accrued interest payable....................................       9,399        11,113          11,334
Liabilities of companies held for disposal..................      17,381        36,603             683
Other liabilities...........................................      28,982        12,936           8,596
                                                              ----------    ----------      ----------
       Total Liabilities....................................   3,077,714     3,403,142       2,712,193
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 5,000,000 shares authorized,
  none issued...............................................          --            --              --
Common stock, $1 par value; 50,000,000 shares authorized,
  18,346,442, 18,312,242 and 17,876,752 issued and
  outstanding, respectively.................................      18,346        18,312          17,877
Capital surplus.............................................     158,163       157,783         148,972
Retained earnings (deficit).................................     (62,759)       74,889          66,082
Accumulated other comprehensive income, net.................       2,184         4,516           4,331
Receivables from sale of stock..............................      (5,208)       (7,937)         (7,437)
Treasury stock at cost, 86,611 shares acquired..............      (2,203)           --              --
                                                              ----------    ----------      ----------
       Total Stockholders' Equity...........................     108,523       247,563         229,825
                                                              ----------    ----------      ----------
       Total Liabilities and Stockholders' Equity...........  $3,186,237    $3,650,705      $2,942,018
                                                              ==========    ==========      ==========

          See Accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 2003           2002            2001
                                                              -----------   -------------   -------------
                                                                            (AS RESTATED)   (AS RESTATED)
                                                                     (DOLLARS IN THOUSANDS, EXCEPT
                                                                       SHARE AND PER SHARE DATA)
INTEREST AND DIVIDEND INCOME
Loans.......................................................  $   166,971    $   178,500     $   174,097
Loans held for sale.........................................        6,281          4,137           1,919
Securities:
  Taxable...................................................       12,950         17,897          22,722
  Tax-exempt................................................        2,217          2,541           2,842
  Dividends.................................................          672            387             304
Federal funds sold..........................................          466            539           1,121
                                                              -----------    -----------     -----------
    Total interest and dividend income......................      189,557        204,001         203,005
                                                              -----------    -----------     -----------
INTEREST EXPENSE
Deposits....................................................       76,377         85,484         100,604
Short-term borrowings.......................................        3,449          5,958           8,462
Long-term borrowings........................................        1,161          1,370           2,633
Junior subordinated debentures/guaranteed trust preferred
  securities................................................        5,198          4,523           4,024
                                                              -----------    -----------     -----------
    Total interest expense..................................       86,185         97,335         115,723
                                                              -----------    -----------     -----------
    Net interest income.....................................      103,372        106,666          87,282
Provision for credit losses.................................      160,593         46,510          14,395
                                                              -----------    -----------     -----------
    Net interest income (loss) after provision for credit
      losses................................................      (57,221)        60,156          72,887
                                                              -----------    -----------     -----------
NONINTEREST INCOME
Loan fees...................................................        2,602          3,330           3,749
Mortgage banking revenue, net...............................        9,507          4,983           5,205
Deposit service charges.....................................        3,575          3,209           2,750
Other service fees..........................................          373            326             339
Other income................................................        2,874          1,558           1,548
Gain on investment securities, net..........................           --          3,127           4,028
                                                              -----------    -----------     -----------
    Total noninterest income................................       18,931         16,533          17,619
                                                              -----------    -----------     -----------
NONINTEREST EXPENSE
Compensation and employee benefits..........................       45,691         38,543          31,112
Equipment...................................................        5,438          4,840           4,245
Occupancy and premises......................................        5,055          4,540           3,992
Professional services.......................................        4,042          2,947           1,916
Litigation settlements......................................           50          1,753             145
Merger-related charges......................................           --             --             477
Write down and losses on assets.............................        5,365             78               7
Goodwill and other intangible assets impairment loss........       14,359             --              --
Other expense...............................................       15,551         11,783           9,483
                                                              -----------    -----------     -----------
    Total noninterest expense...............................       95,551         64,484          51,377
                                                              -----------    -----------     -----------
Income (loss) from continuing operations before income
  taxes.....................................................     (133,841)        12,205          39,129
Income tax expense (benefit)................................       (3,148)         2,596          13,400
                                                              -----------    -----------     -----------
    INCOME (LOSS) FROM CONTINUING OPERATIONS................     (130,693)         9,609          25,729
Discontinued operations
  Pre-tax loss from discontinued operations.................       (5,937)          (650)             --
  Income tax expense........................................        1,018            152              --
                                                              -----------    -----------     -----------
    Loss from discontinued operations.......................       (6,955)          (802)             --
                                                              -----------    -----------     -----------
    NET INCOME (LOSS).......................................  $  (137,648)   $     8,807     $    25,729
                                                              ===========    ===========     ===========
EARNINGS (LOSS) PER SHARE
Basic
  Income (loss) from continuing operations..................  $     (7.15)   $      0.53     $      1.45
  Discontinued operations...................................        (0.38)         (0.05)             --
                                                              -----------    -----------     -----------
  Net income (loss).........................................  $     (7.53)   $      0.48     $      1.45
                                                              ===========    ===========     ===========
Diluted
  Income (loss) from continuing operations..................  $     (7.15)   $      0.52     $      1.42
  Discontinued operations...................................        (0.38)         (0.05)             --
                                                              -----------    -----------     -----------
  Net income (loss).........................................  $     (7.53)   $      0.47     $      1.42
                                                              ===========    ===========     ===========
Weighted average shares -- basic............................   18,286,550     18,167,379      17,751,752
Weighted average shares -- diluted..........................   18,286,550     18,547,515      18,083,013

          See Accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        STOCK
                                           COMMON STOCK                               ACCUMULATED    RECEIVABLES
                                       --------------------              RETAINED        OTHER           AND
                                                      PAR     CAPITAL    EARNINGS    COMPREHENSIVE    TREASURY
                                         SHARES      VALUE    SURPLUS    (DEFICIT)   INCOME (LOSS)      STOCK        TOTAL
                                       ----------   -------   --------   ---------   -------------   -----------   ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 2000, AS
  PREVIOUSLY REPORTED................  17,578,135   $17,578   $143,194   $  40,353      $ 2,242        $    --     $ 203,367
                                       ==========   =======   ========   =========      =======        =======     =========
Restatement adjustments (Note 2).....          --        --         --          --          443         (5,096)       (4,653)
                                       ----------   -------   --------   ---------      -------        -------     ---------
BALANCE, DECEMBER 31, 2000, AS
  RESTATED...........................  17,578,135   $17,578   $143,194   $  40,353      $ 2,685        $(5,096)    $ 198,714
                                       ==========   =======   ========   =========      =======        =======     =========
Comprehensive income:
Net income, as restated..............          --        --         --      25,729           --             --        25,729
Other comprehensive income:
Unrealized securities holding gains
  arising during the period..........          --        --         --          --        6,687             --         6,687
  Reclassification adjustment for
    gains included in net income.....          --        --         --          --       (4,028)            --        (4,028)
  Income tax effect..................          --        --         --          --       (1,013)            --        (1,013)
                                                                                                                   ---------
    Total comprehensive income.......                                                                                 27,375
Common stock issuance................     287,038       287      5,704          --           --             --         5,991
Payments to dissenters and for
  fractional shares..................     (10,659)      (10)      (228)         --           --             --          (238)
Non-cash compensation................          --        --         17          --           --             --            17
Exercise of stock options............      22,238        22        285          --           --             --           307
Receivables from sale of stock, as
  restated...........................          --        --         --          --           --         (2,341)       (2,341)
                                       ----------   -------   --------   ---------      -------        -------     ---------
BALANCE, DECEMBER 31, 2001, AS
  RESTATED...........................  17,876,752   $17,877   $148,972   $  66,082      $ 4,331        $(7,437)    $ 229,825
                                       ==========   =======   ========   =========      =======        =======     =========
Comprehensive income:
Net income, as restated..............          --        --         --       8,807           --             --         8,807
Other comprehensive income:
  Unrealized securities holding gains
    arising during the period........          --        --         --          --        3,475             --         3,475
  Reclassification adjustment for
    gains included in net income.....          --        --         --          --       (3,127)            --        (3,127)
  Income tax effect..................          --        --         --          --          (72)            --           (72)
  Foreign currency translation
    adjustment.......................          --        --         --          --          (91)            --           (91)
                                                                                                                   ---------
    Total comprehensive income.......                                                                                  8,992
Common stock issuance................     341,772       342      7,594          --           --             --         7,936
Exercise of stock options............      93,718        93      1,217          --           --             --         1,310
Receivables from sale of stock, as
  restated...........................          --        --         --          --           --           (500)         (500)
                                       ----------   -------   --------   ---------      -------        -------     ---------
BALANCE, DECEMBER 31, 2002, AS
  RESTATED...........................  18,312,242   $18,312   $157,783   $  74,889      $ 4,516        $(7,937)    $ 247,563
                                       ==========   =======   ========   =========      =======        =======     =========
Comprehensive income:
Net loss.............................          --        --         --    (137,648)          --             --      (137,648)
Other comprehensive income (loss):
  Unrealized securities holding
    losses arising during the
    period...........................          --        --         --          --       (5,272)            --        (5,272)
  Income tax effect..................          --        --         --          --        2,849             --         2,849
  Foreign currency translation
    adjustment.......................          --        --         --          --           91             --            91
                                                                                                                   ---------
    Total comprehensive loss.........          --        --         --          --           --             --      (139,980)
Exercise of stock options............      34,200        34        380          --           --             --           414
Reduction of receivables from sale of
  stock..............................          --        --         --          --           --          2,729         2,729
Acquisition of treasury stock (86,611
  shares)............................          --        --         --          --           --         (2,203)       (2,203)
                                       ----------   -------   --------   ---------      -------        -------     ---------
BALANCE, DECEMBER 31, 2003...........  18,346,442   $18,346   $158,163   $ (62,759)     $ 2,184        $(7,411)    $ 108,523
                                       ==========   =======   ========   =========      =======        =======     =========

          See Accompanying Notes to Consolidated Financial Statements

                          CIB MARINE BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                             2003           2002            2001
                                                          -----------   -------------   -------------
                                                                        (AS RESTATED)   (AS RESTATED)
                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations............  $  (130,693)   $    9,609       $  25,729
Loss from discontinued operations, net of tax...........       (6,955)         (802)             --
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Deferred loan fee amortization........................      (11,000)      (10,212)         (9,722)
  Depreciation and other amortization...................       10,437         7,600           3,821
  Provision for credit losses...........................      160,593        46,510          14,395
  Originations of loans held for sale...................     (472,356)     (356,832)       (254,414)
  Purchases of loans held for sale......................   (1,617,344)     (900,956)       (695,137)
  Proceeds from sale of loans held for sale.............    2,300,504     1,065,877         931,456
  Deferred tax expense (benefit)........................       11,343       (10,344)          8,235
  Impairment of goodwill and other intangible assets....       14,359            --              --
  Write downs and losses on assets......................        5,365            78               7
  Gain on investment securities, net....................           --        (3,127)         (4,028)
  (Increase) decrease in interest receivable and other
     assets.............................................      (23,283)        1,704           2,766
  Increase (decrease) in interest payable and other
     liabilities........................................       32,384        (4,070)         (2,028)
                                                          -----------    ----------       ---------
     Net cash provided by (used in) operating
       activities.......................................      273,354      (154,965)         21,080
                                                          -----------    ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of securities available for sale...........      296,545       324,425       1,018,389
  Purchase of securities available for sale.............     (438,102)     (454,372)       (879,040)
  Proceeds from sales of securities available for
     sale...............................................          999       127,522          86,663
  Repayments of mortgage-backed securities available for
     sale...............................................      203,136       103,614          40,207
  Purchase of mortgage-backed securities available for
     sale...............................................     (193,919)     (196,880)       (170,294)
  Net increase in other investments.....................       (1,150)       (1,767)         (3,213)
  Net decrease (increase) in loans......................      192,925      (337,977)       (552,435)
  Decrease (increase) in net assets of companies held
     for disposal.......................................       25,087       (30,043)             41
  Proceeds from sale of foreclosed properties...........       18,515         3,404           2,052
  Capital expenditures..................................       (4,968)       (3,913)         (6,853)
                                                          -----------    ----------       ---------
     Net cash provided by (used in) investing
       activities.......................................       99,068      (465,987)       (464,483)
                                                          -----------    ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Decrease) increase in deposits.......................      (25,992)      578,151         232,058
  Proceeds from long-term borrowings....................           --            --          25,949
  Proceeds from issuance of guaranteed trust preferred
     securities.........................................           --        19,550          14,550
  Proceeds from issuance of common stock, net...........           --         7,436           3,650
  Proceeds from stock options exercised.................          414         1,310             307
  Cash paid to dissenters and for fractional shares.....           --            --            (238)
  Net (decrease) increase in short-term borrowings......     (321,031)       49,496         173,444
                                                          -----------    ----------       ---------
     Net cash (used in) provided by financing
       activities.......................................     (346,609)      655,943         449,720
                                                          -----------    ----------       ---------
Net increase in cash and cash equivalents...............       25,813        34,991           6,317
Cash and cash equivalents, beginning of year............       93,991        59,000          52,683
                                                          -----------    ----------       ---------
Cash and cash equivalents, end of year..................  $   119,804    $   93,991       $  59,000
                                                          ===========    ==========       =========

                                                                   YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                             2003           2002            2001
                                                          -----------   -------------   -------------
                                                                        (AS RESTATED)   (AS RESTATED)
                                                                    (DOLLARS IN THOUSANDS)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..............................................  $    87,899    $   97,556       $ 117,361
  Income taxes..........................................        7,732        16,008           5,172
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
  Transfers of loans to foreclosed properties...........  $    32,387    $    3,949       $   3,867
  Increase in foreclosed properties and short-term
     borrowings from first mortgage assumed.............       26,687            --              --
Net assets of businesses acquired through loan
  collection activities.................................           --         9,695              --
  Treasury shares acquired in loan collections..........        2,203            --              --
  Increase in investments in unconsolidated subsidiaries
     related to deconsolidation of trusts formed to
     issue trust preferred securities...................        1,857            --              --
  Increase in junior subordinated debentures related to
     trust deconsolidation..............................        1,857            --              --
  Transfer of guaranteed preferred beneficial interest
     in Company's Junior Subordinated Debentures to
     junior subordinated debentures.....................       60,000            --              --

          See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     CIB Marine Bancshares, Inc. ("CIB Marine") is a bank holding company. References to "CIB Marine" include CIB Marine's subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to small and middle-market business customers and the investment in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Offices and, generally, customers are located in the central Illinois, Chicago, Milwaukee, Indianapolis, Omaha, Phoenix, Las Vegas, and southeast Florida markets. Canron Corporation ("Canron"), an 84% owned subsidiary of CIB Construction, is a steel fabrication and erection company with operations in the United States and Canada, which was acquired in 2002 as a result of collection activities. At December 31, 2003, Canron was in a voluntary liquidation.

     The accounting and reporting policies of CIB Marine conform to U.S. generally accepted accounting principles.

CONSOLIDATION

     The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated. Minority interest in Canron is immaterial to the consolidated financial statements and is included in liabilities of companies held for disposal.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the consolidated financial statements are based on various factors, including the current interest rate environment and the general strength of the local economy. Changes in these factors can significantly affect CIB Marine's net interest income and the value of its recorded assets and liabilities.

RECLASSIFICATIONS

     The consolidated CIB Construction operating results for 2002 were reclassified from noninterest income, noninterest expense and income tax expense on income in continuing operations to discontinued operations to conform to the 2003 presentation of discontinued operations. The net impact of this reclassification, including $0.2 million in related tax expense, on the 2002 consolidated statement of operations was an $0.8 million increase in net loss from discontinued operations and an $0.8 million increase in net income from continuing operations. See Note 9 -- Companies Held for Disposal for further information on CIB Construction.

     Reclassifications have been made to certain other balances as of and for the years ended December 31, 2002 and 2001 to be consistent with classifications adopted for 2003.

CASH FLOWS

     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions "Cash and Due from Banks" and "Federal Funds Sold", all of which mature within ninety days.

OTHER INVESTMENTS

     Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine's ownership is at least 3% in a limited partnership and 20% in a corporation, but less than 51%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired CIB Marine looks to previous transactions, if any, and the investee's financial condition. During 2003, CIB Marine recognized $2.0 million of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded. All other investments are illiquid.

     The equity method of accounting requires CIB Marine to record its proportionate share of income or loss as an increase or decrease in its investment and a corresponding gain or loss in noninterest income. Cash dividends or other distributions received by CIB Marine are recorded as reductions in the carrying amount of the investment.

SECURITIES HELD TO MATURITY

     Bonds, notes and certain debt securities which CIB Marine has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Impairments in the value of securities held to maturity which are other than temporary are accounted for as an unrealized loss through operations.

     Held to maturity securities were reclassified to available for sale securities in 2003 for all years presented herein as a result of a material contradiction in management's previous assertion regarding its intent and ability to hold securities to maturity. In the foreseeable future, CIB Marine expects to classify all securities as available for sale.

SECURITIES AVAILABLE FOR SALE

     Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income in stockholders' equity. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Impairments in the value of available for sale securities, which are other than temporary, are accounted for as an unrealized loss through operations.

LOANS HELD FOR SALE

     Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by a charge to mortgage banking revenue. Gains and losses on the sale of loans are included in mortgage banking revenue.

LOANS, ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR CREDIT LOSSES

     Loans that management has the intent and ability to hold to maturity for the foreseeable future are carried at the amount of unpaid principal, increased by costs to originate and reduced by net deferred fees and an allowance for loan losses. The accrual of interest on loans is generally discontinued when a loan becomes ninety days or more delinquent unless the credit is well secured and in process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered by management to be doubtful. Unpaid interest that has previously been recorded as income is written off against interest income when a loan is placed on nonaccrual. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Interest payments received on loans which are on nonaccrual are generally applied to reduce the loan principal. Loans are returned to accrual status once a borrower has demonstrated repayment performance on the contractual schedule for a period of six consecutive months and the expectation is that contractual payments will continue to be made during the remaining term of the loan.

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal amount is unlikely and where loans are sold at less than their outstanding principal balances. Recoveries of amounts previously charged-off are credited to the allowance.

     The provision for loan losses is included in the provision for credit losses in the statements of operations. Also included in the provision for credit losses is the expense for probable losses on unfunded loan commitments and standby letters of credit. Estimated losses on unfunded loan commitments and standby letters of credit are accrued and included in other liabilities.

     Management periodically reviews the loan portfolio in order to establish an allowance for loan losses that are probable at the reporting date. The allowance for loan losses is based on management's evaluation of individual loans and the entire loan portfolio, including such factors as the volume and character of loans outstanding, the relationship of the allowance for loan losses to outstanding loans, past loan loss experience, the expected loan repayments, estimated value of any underlying collateral on individual loans and general economic conditions.

     Management believes that the allowance for loan losses contained in these financial statements was adequate at December 31, 2003, 2002 and 2001. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine's allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

     Loan origination fees are deferred and certain direct origination costs are capitalized. The amounts deferred and capitalized are included in the carrying amount of the loans and amortized over the estimated life of the loans as an adjustment of the yield of the related loan. Amortization of deferred loan fees and costs ceases when a loan is placed on nonaccrual. Fees for loans sold and other loan fees are included in loan fee income as realized.

INTANGIBLE ASSETS

     Goodwill and core deposit intangibles have arisen as a result of the acquisition of companies or assets. Fair values have been determined by examining stock prices of publicly traded financial institutions with similar performance characteristics as the reporting units and discounted cash flow models. Where market prices are not available and the reporting unit is held for disposal, third party valuations or anticipated offer values are used. Intangible assets with definite lives are amortized over the estimated remaining benefit periods. Core deposit intangibles are amortized over approximately ten years on an accelerated basis. Prior to 2002, goodwill was amortized on a straight-line basis over 15 years. Intangible assets with indefinite lives and goodwill are not amortized, but are evaluated for impairment at least annually.

     In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). SFAS 147 expands the scope of SFAS 141 and 142 to include unidentifiable intangible assets established in the acquisition of bank branches. Under SFAS 147, goodwill associated with these acquisitions will not be subject to amortization and will be tested for impairment. CIB Marine adopted SFAS 147 on September 30, 2002 and in accordance with its provisions, reversed goodwill amortization previously recorded in 2002. See Note 8 -- Intangible Assets to the consolidated financial statements for further information on the impact of the adoption of these statements.

PREMISES AND EQUIPMENT

     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed primarily using the straight-line method. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized. Leasehold improvements included in premises and equipment are amortized over the shorter of the useful life of the improvements or the term of the lease. Rent expense on noncancellable leases is accrued on the straight-line basis over the term of the lease based upon minimum rents.

FORECLOSED PROPERTIES

     Foreclosed properties includes other real estate (ORE) assets that have been received in satisfaction of debt. ORE is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer to ORE are charged to the allowance for loan losses. Subsequently, operating results from ORE, reductions in value of the foreclosed property and realized gains and losses on sale are recorded in noninterest income or noninterest expense as appropriate.

ASSETS OF COMPANIES HELD FOR DISPOSAL

     Assets held for disposal include companies acquired in full or partial satisfaction of loans, primarily through foreclosure. CIB Marine's regulators generally limit the holding period for such assets to not more than five years. These assets are initially recorded at the lower of cost or current fair value, less estimated selling costs. Thereafter, the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. When these assets are acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value, less estimated selling cost, is charged as a loan loss against the allowance for loan losses. Net operating income or loss of the companies held for disposal which meet the criteria as discontinued operations are included in gain or loss from discontinued operations unless a decision is made to cease operations and liquidate the assets and liabilities of the company. Once a decision is made to liquidate the company, CIB Marine ceases recording any future operating results of the company in continuing operations and records an impairment loss, if any, based on the estimated liquidation value of the company's net assets less costs to sell. The impairment loss is recorded as loss from discontinued operations.

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123(R)). The objective of the revised statement No. 123 is to recognize in an entity's financial statements the cost of employee services received in exchange for valuable equity instruments issued to employees in share-based payment transactions. A key provision of the statement requires public companies to adopt Statement 123's fair value-based method of accounting. Under this method, the cost of employee services received in exchange for equity instruments would be measured based on the grant date fair value of these instruments. The cost would be recognized over the requisite service period. The proposed Statement is expected to be applied by CIB Marine prospectively as of January 1, 2006 and is not expected to result in a significant adjustment to the consolidated financial statements.

     Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                                                 DECEMBER 31,
                                                   -----------------------------------------
                                                     2003          2002            2001
                                                   ---------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net income (loss)
     As reported................................   $(137,648)     $ 8,807         $25,729
     Assumed compensation cost, net of tax            (1,247)      (1,291)         (1,000)
                                                   ---------      -------         -------
     Pro forma..................................   $(138,895)     $ 7,516         $24,729
                                                   =========      =======         =======
Basic earnings per share
     As reported................................   $   (7.53)     $  0.48         $  1.45
     Pro forma..................................       (7.60)        0.41            1.39
Diluted earnings per share
     As reported................................   $   (7.53)     $  0.47         $  1.42
     Pro forma..................................       (7.60)        0.41            1.37

     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 5.04% and 5.22%, respectively, for 2002 and 2001. No options were granted in 2003. The per share weighted average fair value of stock options granted during 2002 and 2001 were $9.56 and $9.27, respectively, on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

     Under APB 25, stock-based compensation expense includes the excess, if any, of the market price of the stock at grant date or other measurement date, over the exercise price. This expense is recognized over the vesting period of the options. If stock options had an exercise price less than the market price at the measurement date, compensation expense associated with those options would be included in salaries and employee benefits expense with a corresponding increase in capital surplus.

     CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, result in an additional increase in capital surplus.

ADVERTISING EXPENSE

     Advertising costs are charged to expense as incurred. Advertising expenses, included in noninterest expense, totaled $1.2 million in both 2003 and 2002, and $1.0 million in 2001.

RECEIVABLES FROM SALE OF STOCK

     Loans originated by CIB Marine's subsidiary banks to purchase CIB Marine stock are accounted for as a reduction in Stockholders' Equity and are reported in a contra-equity account entitled "Receivables from sale of stock", unless the loan has been repaid prior to the issuance of the financial statements or the loan has been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any.

INCOME TAXES

     Deferred income taxes are provided for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and their tax basis. Deferred tax assets are recognized for temporary differences that are expected to be deductible in future years' tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance by way of a charge to income tax expense when, in the opinion of management, it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years' tax returns.

     CIB Marine and its subsidiaries file unitary, combined and separate state tax returns where required. Canron files its own Canadian and provincial income tax returns. Canron's Canadian, U.S. federal, state and provincial income taxes are included in discontinued operations. CIB Marine has entered into tax allocation agreements with its subsidiary entities included in the consolidated US Federal and unitary and combined state income tax returns, including US operations of companies held for sale or disposal. These agreements govern the timing and amount of income tax payments required by the various entities.

     Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense (benefit).

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

     CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada, and Nebraska. These services include commercial and retail lending and deposits. While CIB Marine's chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis. The mortgage banking operations are evaluated separately and are presented as a separate segment as its assets and results of operations meet the required disclosure criteria. Accordingly, CIB Marine's operations are reported in its financial statements in two reportable operating segments.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods. Diluted earnings per common share is computed by dividing net income or loss by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. The dilutive effect of outstanding stock options, if any, is computed using the treasury stock method.

FOREIGN CURRENCY TRANSLATION

     In January 2000, CIB -- Chicago established a foreign office in the Cayman Islands. The office, which accepted Eurodollar deposits, was closed in the fourth quarter of 2004 in connection with the sale of the bank. See Note
27 -- Subsequent Events.

     CIB -- Chicago's nonbank subsidiary, Canron, had operations in the United States, Canada and Mexico at the time of acquisition. As of December 31, 2003, operations in western United States, western Canada and Mexico had been sold. The remaining assets in the United States and eastern Canada are in the process of liquidation. See Note 3 -- Business Combinations and Note 9 -- Companies Held for Disposal for further information.

     Canron uses the local currency, primarily Canadian dollars, as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of financial statements of foreign operations are recorded as a separate component of accumulated other comprehensive income within stockholders' equity. The effect of foreign currency remeasurement and changes in exchange rates are recorded in the cost of contract revenue as it is expensed against the contract as incurred.

DERIVATIVE AND HEDGING ACTIVITIES

     CIB Marine uses certain derivative financial instruments to help manage its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. Effective January 1, 2001, CIB Marine adopted SFAS 133, as amended by SFAS 138 and SFAS 149, which established new rules for the recognition and measurement of derivatives and hedging activities.

     Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, CIB Marine designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("Fair-Value Hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("Cash-Flow Hedge"), (3) a foreign currency, fair value or cash-flow hedge ("Foreign-Currency Hedge"), (4) a hedge of a net investment in a foreign operation, or (5) held for trading ("Trading Instruments"). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Fair-Value Hedge, along with the loss or gain on the corresponding hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Cash-Flow Hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, Foreign-Currency Hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction meets the criteria for a Fair-Value Hedge or a Cash-Flow Hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, is recorded in the cumulative translation adjustment account within equity. Changes in the fair value of derivative trading instruments are reported in current period earnings.

     At the time the hedging instrument is entered into, CIB Marine formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as Fair-Value Hedges, Cash-Flow Hedges, or Foreign-Currency Hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. CIB Marine formally assesses, for all hedges, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions will be or have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, CIB Marine discontinues hedge accounting prospectively.

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

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective Fair-Value Hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which it is determined that a derivative is not highly effective as a hedge or when hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

     CIB Marine uses interest rate swaps to hedge changes in the fair value of fixed rate borrowings and specified deposits attributable to changes in market interest rates. CIB Marine primarily engages in floating-pay, fixed-receive swaps, whereby CIB Marine pays a floating interest rate based upon an index and receives a fixed rate of interest. This type of transaction effectively changes the net interest cash flows from a fixed rate to floating rate. This particular transaction is engaged in to provide a funding liability that more closely offsets the market risk of certain floating rate assets whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.

     CIB Marine's mortgage banking activities include the issuance of commitments to extend residential mortgage loans. When the loan is originated or purchased it is recorded as a residential mortgage loan held for sale. The residential mortgage loans held for sale are hedged with conditional forward contracts and a Fair-Value Hedge is designated under SFAS 133. CIB Marine is in a short position with conditional forward contracts, whereby CIB Marine agrees to sell residential mortgage loans held for sale at a pre-established price at some future date, and in a long position with the residential mortgage loans held for sale. The hedging relationship is highly effective and hedges changes in the fair value of the residential mortgage loans held for sale due to interest rate changes. The notional amount of conditional forward contracts outstanding varies and is a function of the current balance of residential mortgage loans held for sale and commitments to extend mortgage loans to be held for sale.

     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent loan fees in addition to interest. The contingent loan fee is typically based upon, or determined by, the financial performance of the borrower. At December 31, 2003, CIB Marine determined these agreements did not have any significant fair value.

     The adoption of SFAS 133 on January 1, 2001, resulted in the following after tax adjustment, as of or for the year ended, December 31, 2001: an increase in consolidated assets of $2.6 million; an increase in consolidated liabilities of $2.5 million; and an increase in net income of $0.03 million.

NEW ACCOUNTING PRONOUNCEMENTS

  ACCOUNTING FOR COSTS OF EXIT OR DISPOSAL ACTIVITIES

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Under the previous accounting guidance, a company recognized a liability for an exit cost when it committed to an exit plan. Under SFAS 146, expenses related to exit, disposal or restructuring activities initiated after December 31, 2002, must be recorded when such costs are incurred and can be measured at fair value. Any recorded liability is then adjusted for future changes in estimated cash flows. The adoption in 2003 had no effect on CIB Marine's financial position or results of operations.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS No. 149) to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not materially affect the consolidated results of operations or financial position of CIB Marine.

  LIABILITIES AND EQUITY

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. CIB Marine does not have any outstanding financial instruments at December 31, 2003 that would require reclassification as a result of SFAS No. 150.

  CHANGES IN ACCOUNTING PRINCIPLE

     On May 5, 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 is not expected to impact CIB Marine's consolidated financial statements.

  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued Interpretation No. 46 (Revised) (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. Adoption of the accounting provisions of FIN 46R in 2003 did not have a material affect on the consolidated results of operations. The effect of the implementation of FIN 46R on CIB Marine's consolidated statement of financial condition was to increase investment in unconsolidated subsidiaries by $1.9 million, net of the amounts due to unconsolidated subsidiaries, decrease trust preferred securities by $60.0 million and increase junior subordinated debentures by $61.9 million. Trust preferred securities underwriting fees are amortized on a straight-line basis over a thirty year life.

  INVESTMENTS

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). EITF 03-01 provides guidance on the other than temporary impairment models for marketable debt and equity securities accounted for under SFAS No 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for Profit Organizations," and nonmarketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other than temporarily impaired. The effective date of the recognition and measurement provisions as included in paragraphs 10-20 of EITF 03-01 has been delayed. CIB Marine adopted the disclosure requirements in the 2003 consolidated financial statements.

  LOAN COMMITMENTS

     In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. Specifically, SAB 105 requires servicing assets to be recognized only once the servicing assets have been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. As such, consideration for the expected future cash flows related to the associated servicing of the loan may not be recognized in valuing the loan commitment. This will result in a lower fair value of loan commitments and recognition of the value of the servicing asset later upon sale or securitization of the underlying loan. The provisions of SAB 105 were effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on CIB Marine's consolidated financial statements.

NOTE 2 -- RESTATEMENT OF 2002 AND 2001 CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of December 31, 2002 and December 31, 2001 have been restated to reflect the following restatement adjustments:

  LOAN AND OTHER CREDIT LOSSES

     In the third quarter of 2003, CIB Marine began a comprehensive review of the adequacy of its allowance for loan losses in response to deterioration in the credit quality of the Company's loan portfolio, including a significant increase in nonperforming loans, which was noted by the Company's banking regulators at certain subsidiary banks. A Special Review Committee of the Board was formed to further review these items and engaged outside advisors to conduct an independent review of loan related matters. As a result of this comprehensive review, the Company identified errors in the timing of loan downgrades. The consolidated financial statements for 2002 and 2001 have been restated to reflect loan downgrades in the appropriate periods. The impact of these restatement adjustments was an increase in provision for credit losses of $10.8 million and $1.7 million in 2002 and 2001, respectively, and an increase in the allowance for loan losses of $12.8 million and $1.8 million in 2002 and 2001, respectively.

  INTEREST INCOME -- LOANS

     In addition, errors were also identified in the timing of when loans were classified as nonperforming which resulted in loans not being placed on nonaccrual status in the correct reporting period. The consolidated financial statements for 2002 and 2001 have been restated to reflect loans being placed on nonaccrual status in the appropriate periods. The impact of these restatement adjustments was a reduction in interest income -- loans of $0.2 million and $0.1 million in 2002 and 2001, respectively, and a corresponding reduction in net loans.

  INCOME TAX EXPENSE

     The consolidated financial statements for 2002 and 2001 have also been restated to reflect the income tax effect of the above restatement adjustments. The effect of these restatement adjustments was a reduction in income tax expense on income from continuing operations of $4.2 million and $0.6 million in 2002 and 2001, respectively.

  RECEIVABLES FROM SALE OF STOCK

     During the regular 2003 regulatory examination, it was noted that certain of the Company's subsidiary banks had originated loans, the proceeds of which were used to purchase stock of the Company. Loans originated by CIB Marine's subsidiary banks to purchase CIB Marine stock should have been accounted for as a reduction in Stockholders' Equity unless the loan had been repaid prior to the issuance of the financial statements or the loan had been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any. The consolidated financial statements for 2002 and 2001 have been restated to reduce loans to purchase CIB Marine stock (as described above) and report those loans as a contra-equity account entitled "Receivables from sale of stock". The effect of these restatement adjustments was a reduction of loans and a corresponding reduction of stockholders' equity of $7.9 million and $7.4 million as of December 31, 2002 and 2001, respectively, and a reduction of stockholders' equity of $5.1 million as of December 31, 2000. See Note
15 -- Stockholders' Equity -- Receivables from Sale of Stock for further information.

  RECLASSIFICATION OF SECURITIES AND ADJUSTMENT TO ACCUMULATED OTHER COMPREHENSIVE INCOME

     In the first nine months of 2005, CIB Marine sold $9.3 million of tax exempt held to maturity securities at a gain of $0.4 million. As a result of this material contradiction related to management's previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement is to increase available for sale securities by $72.8 million and $98.7 million, and decrease held to maturity securities by $70.1 million and $96.6 million, at December 31, 2002 and 2001, respectively. The effect of this restatement also resulted in an increase in accumulated other comprehensive income and total stockholders' equity of $1.7 million, $1.3 million and $0.4 million as of December 31, 2002, 2001 and 2000, respectively, for the net unrealized gains on the reclassified securities. The difference in the increase in available for sale securities and the increase in accumulated other comprehensive income as of December 31, 2002 and 2001, is the deferred income tax effect on the net unrealized gain on securities of $1.0 million and $0.8 million, at December 31, 2002 and 2001, respectively, which resulted in a decrease in net deferred tax assets included in other assets at December 31, 2002 and an increase in deferred tax liabilities included in other liabilities at December 31, 2001.

     The cumulative impact of the above restatements is a decrease of net income of $6.8 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively, and a decrease in stockholders' equity of $14.2 million and $7.3 million as of December 31, 2002 and 2001, respectively.

     The following table presents the consolidated balance sheets and statements of operations as previously reported and restated for the years prior to 2003, and the major captions in the statements of cash flows which were affected by the restatement.

                                                                             DECEMBER 31, 2002
                                                          --------------------------------------------------------
                                                              AS
                                                          PREVIOUSLY   RECLASSIFICATION   RESTATEMENT       AS
                                                           REPORTED      ADJUSTMENTS      ADJUSTMENTS    RESTATED
                                                          ----------   ----------------   -----------   ----------
                                                                           (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
ASSETS
Cash and cash equivalents:
  Cash and due from banks...............................  $   72,771       $(4,405)        $     --     $   68,366
  Federal funds sold....................................      25,625            --               --         25,625
                                                          ----------       -------         --------     ----------
    Total cash and cash equivalents.....................      98,396        (4,405)              --         93,991
Loans held for sale.....................................     228,114         1,440               --        229,554
Securities:
Available for sale, at fair value.......................     443,871            --           72,873        516,744
Held to maturity........................................      70,132            --          (70,132)            --
                                                          ----------       -------         --------     ----------
  Total securities......................................     514,003            --            2,741        516,744
Loans...................................................   2,707,538         4,405           (7,937)     2,704,006
  Allowance for loan losses.............................     (52,369)           --          (12,753)       (65,122)
                                                          ----------       -------         --------     ----------
  Net loans.............................................   2,655,169         4,405          (20,690)     2,638,884
Premises and equipment, net.............................      28,087            --               --         28,087
Accrued interest receivable.............................      16,669            --               --         16,669
Goodwill................................................      13,122            --               --         13,122
Other intangible assets.................................       1,700            --               --          1,700
Foreclosed properties...................................       3,678            --               --          3,678
Assets of companies held for disposal...................      73,874          (600)              --         73,274
Other assets............................................      32,749        (1,458)           3,711         35,002
                                                          ----------       -------         --------     ----------
TOTAL ASSETS............................................  $3,665,561       $  (618)        $(14,238)    $3,650,705
                                                          ==========       =======         ========     ==========
Deposits:
  Noninterest-bearing demand............................  $  204,267       $    --         $     --     $  204,267
  Interest-bearing demand...............................      58,889            --               --         58,889
  Savings...............................................     574,083            --               --        574,083
  Time..................................................   2,011,165            --               --      2,011,165
                                                          ----------       -------         --------     ----------
    Total deposits......................................   2,848,404            --               --      2,848,404
Short-term borrowings...................................     386,945            --               --        386,945
Long-term borrowings....................................      47,141            --               --         47,141
Guaranteed trust preferred securities...................      60,000            --               --         60,000
Accrued interest payable................................      11,108             5               --         11,113
Liabilities of companies held for disposal..............      37,171          (568)              --         36,603
Other liabilities.......................................      12,991           (55)              --         12,936
                                                          ----------       -------         --------     ----------
    Total Liabilities...................................   3,403,760          (618)              --      3,403,142
                                                          ----------       -------         --------     ----------
STOCKHOLDERS' EQUITY
Preferred stock.........................................          --            --               --             --
Common stock............................................      18,312            --               --         18,312
Capital surplus.........................................     157,783            --               --        157,783
Retained earnings.......................................      82,901            --           (8,012)        74,889
Accumulated other comprehensive income, net.............       2,805            --            1,711          4,516
Receivables from sale of stock..........................          --            --           (7,937)        (7,937)
                                                          ----------       -------         --------     ----------
    Total Stockholders' Equity..........................     261,801            --          (14,238)       247,563
                                                          ----------       -------         --------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $3,665,561       $  (618)        $(14,238)    $3,650,705
                                                          ==========       =======         ========     ==========

                                                                    YEAR ENDED DECEMBER 31, 2002
                                                     ----------------------------------------------------------
                                                         AS
                                                     PREVIOUSLY    RECLASSIFICATION    RESTATEMENT       AS
                                                      REPORTED        ADJUSTMENTS      ADJUSTMENTS    RESTATED
                                                     -----------   -----------------   ------------   ---------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
INTEREST AND DIVIDEND INCOME
Loans..............................................   $178,569          $   122          $   (191)    $178,500
Loans held for sale................................      4,137               --                --        4,137
Securities:
  Taxable..........................................     17,897               --                --       17,897
  Tax-exempt.......................................      2,541               --                --        2,541
  Dividends........................................        387               --                --          387
Federal funds sold.................................        539               --                --          539
                                                      --------          -------          --------     --------
  Total interest and dividend income...............    204,070              122              (191)     204,001
                                                      --------          -------          --------     --------
INTEREST EXPENSE
Deposits...........................................     85,478                6                --       85,484
Short-term borrowings..............................      5,964               (6)               --        5,958
Long-term borrowings...............................      1,370               --                --        1,370
Guaranteed trust preferred securities..............      4,523               --                --        4,523
                                                      --------          -------          --------     --------
  Total interest expense...........................     97,335               --                --       97,335
                                                      --------          -------          --------     --------
Net interest income................................    106,735              122              (191)     106,666
Provision for credit losses........................     34,725            1,000            10,785       46,510
                                                      --------          -------          --------     --------
Net interest income after provision for credit
  losses...........................................     72,010             (878)          (10,976)      60,156
                                                      --------          -------          --------     --------
NONINTEREST INCOME
Loan fees..........................................      3,456             (126)               --        3,330
Mortgage banking revenue, net......................     10,602           (5,619)               --        4,983
Deposit service charges............................      3,209               --                --        3,209
Other service fees.................................        326               --                --          326
Write down and losses on assets....................        (19)              19                --           --
Other income (loss)................................        899              659                --        1,558
Gain on investment securities, net.................      3,127               --                --        3,127
                                                      --------          -------          --------     --------
  Total noninterest income.........................     21,600           (5,067)               --       16,533
                                                      --------          -------          --------     --------
NONINTEREST EXPENSE
Compensation and employee benefits.................     41,462           (2,919)               --       38,543
Equipment..........................................      4,840               --                --        4,840
Occupancy and premises.............................      4,539                1                --        4,540
Professional services..............................      2,997              (50)               --        2,947
Litigation settlements.............................      1,753               --                --        1,753
Write down and losses on assets....................         --               78                --           78
Other expense......................................     15,488           (3,705)               --       11,783
                                                      --------          -------          --------     --------
  Total noninterest expense........................     71,079           (6,595)               --       64,484
                                                      --------          -------          --------     --------
Income (loss) from continuing operations before
  income taxes.....................................     22,531              650           (10,976)      12,205
Income tax expense (benefit).......................      6,900             (152)           (4,152)       2,596
                                                      --------          -------          --------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........     15,631              802            (6,824)       9,609
Discontinued Operations:
Pre-tax loss from discontinued operations..........         --             (650)               --         (650)
Income tax expense.................................         --              152                --          152
                                                      --------          -------          --------     --------
Loss from discontinued operations..................         --             (802)               --         (802)
                                                      --------          -------          --------     --------
NET INCOME (LOSS)..................................   $ 15,631          $    --          $ (6,824)    $  8,807
                                                      ========          =======          ========     ========

                                                                  YEAR ENDED DECEMBER 31, 2002
                                                   ----------------------------------------------------------
                                                       AS
                                                   PREVIOUSLY    RECLASSIFICATION    RESTATEMENT       AS
                                                    REPORTED        ADJUSTMENTS      ADJUSTMENTS    RESTATED
                                                   -----------   -----------------   ------------   ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
EARNINGS PER SHARE:
Basic
Income (loss) from continuing operations.........     $0.86           $ 0.05            $(0.38)      $ 0.53
Discontinued operations..........................        --            (0.05)               --        (0.05)
                                                      -----           ------            ------       ------
NET INCOME (LOSS)................................     $0.86           $   --            $(0.38)      $ 0.48
                                                      =====           ======            ======       ======
Diluted
Income (loss) from continuing operations.........     $0.84           $ 0.05            $(0.37)      $ 0.52
Discontinued operations..........................        --            (0.05)               --        (0.05)
                                                      -----           ------            ------       ------
NET INCOME (LOSS)................................     $0.84           $   --            $(0.37)      $ 0.47
                                                      =====           ======            ======       ======

                                                            YEAR ENDED DECEMBER 31, 2002
                                              ---------------------------------------------------------
                                                  AS
                                              PREVIOUSLY   RECLASSIFICATION   RESTATEMENT
                                               REPORTED      ADJUSTMENTS      ADJUSTMENTS   AS RESTATED
                                              ----------   ----------------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOW STATEMENT
Net cash provided by (used in) operating
  activities................................  $(154,291)       $  (674)          $  --       $(154,965)
Net cash provided by (used in) investing
  activities................................   (462,756)        (3,731)            500        (465,987)
Net cash (used in) provided by financing
  activities................................    656,443             --            (500)        655,943
                                              ---------        -------           -----       ---------
Net increase (decrease) in cash and cash
  equivalents...............................     39,396         (4,405)             --          34,991
Cash and cash equivalents, beginning of
  year......................................     59,000             --              --          59,000
                                              ---------        -------           -----       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......  $  98,396        $(4,405)          $  --       $  93,991
                                              =========        =======           =====       =========

                                                                DECEMBER 31, 2001
                                             --------------------------------------------------------
                                                 AS
                                             PREVIOUSLY   RECLASSIFICATION   RESTATEMENT       AS
                                              REPORTED      ADJUSTMENTS      ADJUSTMENTS    RESTATED
                                             ----------   ----------------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
ASSETS
Cash and cash equivalents:
  Cash and due from banks..................  $   29,686        $  --          $     --     $   29,686
Federal funds sold.........................      29,314           --                --         29,314
                                             ----------        -----          --------     ----------
     Total cash and cash equivalents.......      59,000           --                --         59,000
Loans held for sale........................      34,295          178                --         34,473
Securities:
Available for sale, at fair value..........     321,748           --            98,759        420,507
Held to maturity...........................      96,609           --           (96,609)            --
                                             ----------        -----          --------     ----------
  Total securities.........................     418,357           --             2,150        420,507
                                             ----------        -----          --------     ----------
Loans......................................   2,389,482           --            (7,437)     2,382,045
  Allowance for loan losses................     (34,078)          --            (1,777)       (35,855)
                                             ----------        -----          --------     ----------
  Net loans................................   2,355,404           --            (9,214)     2,346,190
Premises and equipment, net................      27,807           --                --         27,807
Accrued interest receivable................      16,993           --                --         16,993
Goodwill...................................       9,639           --                --          9,639
Other intangible assets....................       1,795           --                --          1,795
Foreclosed properties......................       3,168           --                --          3,168
Assets of companies held for disposal......       7,311           --                --          7,311
Other assets...............................      15,400         (265)               --         15,135
                                             ----------        -----          --------     ----------
TOTAL ASSETS...............................  $2,949,169        $ (87)         $ (7,064)    $2,942,018
                                             ==========        =====          ========     ==========
Deposits:
  Noninterest-bearing demand...............  $  148,709        $  --          $     --     $  148,709
  Interest-bearing demand..................      60,671           --                --         60,671
  Savings..................................     300,318           --                --        300,318
  Time.....................................   1,760,012           --                --      1,760,012
                                             ----------        -----          --------     ----------
     Total deposits........................   2,269,710           --                --      2,269,710
Short-term borrowings......................     319,883           --                --        319,883
Long-term borrowings.......................      61,987           --                --         61,987
Guaranteed trust preferred securities......      40,000           --                --         40,000
Accrued interest payable...................      11,335           (1)               --         11,334
Liabilities of companies held for
  disposal.................................         683           --                --            683
Other liabilities..........................       8,429          (86)              253          8,596
                                             ----------        -----          --------     ----------
Total Liabilities..........................   2,712,027          (87)              253      2,712,193
                                             ----------        -----          --------     ----------
STOCKHOLDERS' EQUITY
Preferred stock............................          --           --                --             --
Common stock...............................      17,877           --                --         17,877
Capital surplus............................     148,972           --                --        148,972
Retained earnings..........................      67,270           --            (1,188)        66,082
Accumulated other comprehensive income,
  net......................................       3,023           --             1,308          4,331
Receivables from sale of stock.............          --           --            (7,437)        (7,437)
                                             ----------        -----          --------     ----------
  Total Stockholders' Equity...............     237,142           --            (7,317)       229,825
                                             ----------        -----          --------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...................................  $2,949,169        $ (87)         $ (7,064)    $2,942,018
                                             ==========        =====          ========     ==========

                                                                   YEAR ENDED DECEMBER 31, 2001
                                                      -------------------------------------------------------
                                                          AS
                                                      PREVIOUSLY   RECLASSIFICATION   RESTATEMENT      AS
                                                       REPORTED      ADJUSTMENTS      ADJUSTMENTS   RESTATED
                                                      ----------   ----------------   -----------   ---------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
INTEREST AND DIVIDEND INCOME
Loans...............................................  $ 174,222        $    --          $  (125)    $ 174,097
Loans held for sale.................................      1,919             --               --         1,919
Securities:
  Taxable...........................................     22,722             --               --        22,722
  Tax-exempt........................................      2,842             --               --         2,842
  Dividends.........................................        304             --               --           304
Federal funds sold..................................      1,121             --               --         1,121
                                                      ---------        -------          -------     ---------
  Total interest and dividend income................    203,130             --             (125)      203,005
                                                      ---------        -------          -------     ---------
INTEREST EXPENSE
Deposits............................................    100,585             19               --       100,604
Short-term borrowings...............................      8,481            (19)              --         8,462
Long-term borrowings................................      2,633             --               --         2,633
Guaranteed trust preferred securities...............      4,024             --               --         4,024
                                                      ---------        -------          -------     ---------
  Total interest expense............................    115,723             --               --       115,723
                                                      ---------        -------          -------     ---------
Net interest income.................................     87,407             --             (125)       87,282
Provision for credit losses.........................     12,743             --            1,652        14,395
                                                      ---------        -------          -------     ---------
Net interest income after provision for credit
  losses............................................     74,664             --           (1,777)       72,887
                                                      ---------        -------          -------     ---------
NONINTEREST INCOME
Loan fees...........................................      3,732             17               --         3,749
Mortgage banking revenue, net.......................      8,397         (3,192)              --         5,205
Deposit service charges.............................      2,750             --               --         2,750
Other service fees..................................        348             (9)              --           339
Write down and losses on assets.....................        101           (101)              --            --
Other income (loss).................................      1,439            109               --         1,548
Gain on investment securities, net..................      4,028             --               --         4,028
                                                      ---------        -------          -------     ---------
  Total noninterest income..........................     20,795         (3,176)              --        17,619
                                                      ---------        -------          -------     ---------
NONINTEREST EXPENSE
Compensation and employee benefits..................     33,150         (2,038)              --        31,112
Equipment...........................................      4,434           (189)              --         4,245
Occupancy and premises..............................      3,801            191               --         3,992
Professional services...............................      1,916             --               --         1,916
Litigation settlements..............................        145             --               --           145
Merger-related charges..............................        477                                           477
Write down and losses on assets.....................         --              7               --             7
Other expense.......................................     10,630         (1,147)              --         9,483
                                                      ---------        -------          -------     ---------
  Total noninterest expense.........................     54,553         (3,176)              --        51,377
                                                      ---------        -------          -------     ---------
Income (loss) before taxes..........................     40,906             --           (1,777)       39,129
Income tax expense (benefit)........................     13,989             --             (589)       13,400
                                                      ---------        -------          -------     ---------
NET INCOME..........................................  $  26,917        $    --          $(1,188)    $  25,729
                                                      =========        =======          =======     =========
EARNINGS PER SHARE:
BASIC...............................................  $    1.52        $    --          $ (0.07)    $    1.45
                                                      =========        =======          =======     =========
DILUTED.............................................  $    1.49        $    --          $ (0.07)    $    1.42
                                                      =========        =======          =======     =========
CASH FLOW STATEMENT
Net cash provided by (used in) operating
  activities........................................  $  21,121        $   (41)         $    --     $  21,080
Net cash provided by (used in) investing
  activities........................................   (466,865)            42            2,340      (464,483)
Net cash (used in) provided by financing
  activities........................................    452,061             (1)          (2,340)      449,720
                                                      ---------        -------          -------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........  $   6,317        $    --          $    --     $   6,317
                                                      =========        =======          =======     =========

All Notes to the Consolidated Financial Statements have been Adjusted to Reflect the Effects of the Restatement Adjustments.

NOTE 3 -- BUSINESS COMBINATIONS

  CANRON ACQUISITION

     In 1999, one of CIB Marine's borrowers (the "Borrower") experienced a substantial decline in net worth as a result of a similar decline in the market value of a publicly traded common stock which comprised a large part of the Borrower's net worth. The decline in the value of this security caused liquidity problems for the Borrower with respect to its obligations to CIB Marine and other lenders. A substantial amount of collateral held by CIB Marine related to this borrowing relationship included certain assets of, and the Borrower's approximately 84% interest in, Canron. Canron has been involved in a wide variety of fabrication and erection projects which include high-rise buildings, bridges, airports, stadiums and other unique projects. Canron also offers construction services, including the supervision and restoration of projects of the types noted above.

     On October 31, 2002, CIB Marine became the owner of the Borrower's 84% interest in Canron through a newly formed and wholly-owned subsidiary of CIB -- Chicago, CIB Construction, LLC. The loans secured by this stock totaled $13.3 million as of October 31, 2002.

     The acquisition was accounted for under the purchase method of accounting. CIB Marine's ownership interest in Canron was recorded at its estimated fair value of $5.9 million as determined by an independent appraisal. As a result, CIB Marine recognized a charge-off during the fourth quarter of 2002 relative to the loans secured by the Canron stock in the amount of $7.4 million.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

                                                                   OCTOBER 31,
                                                                       2002
                                                              ----------------------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
Assets:
  Cash on deposit at CIB Marine.............................         $   609
  Accounts receivable.......................................          36,627
  Inventories and contracts in progress.....................          13,354
  Other assets..............................................           5,319
                                                                     -------
     Current assets.........................................          55,909
  Deferred tax asset........................................           5,355
  Property and equipment, net...............................          17,231
                                                                     -------
     Total assets acquired..................................          78,495
Liabilities:
  Current portion of loans payable to CIB Marine............           3,757
  Other liabilities.........................................          39,168
                                                                     -------
     Current liabilities....................................          42,925
  Loans payable to CIB Marine...............................          27,861
  Loans payable to nonaffiliated banks......................           1,814
                                                                     -------
     Total liabilities assumed..............................          72,600
                                                                     -------
Net assets acquired.........................................         $ 5,895
                                                                     =======

  OTHER ACQUISITIONS

     In August 2002, CIB Marine acquired through a wholly-owned subsidiary, Commercial Finance, certain of the assets of Oxford Capital Illinois, LLC and Oxford Holdings, LLC, companies engaged in the factoring of receivables. These assets were acquired from a borrower who was in default of its obligations to CIB Marine. The aggregate cost of the business was the forgiveness of indebtedness of $3.8 million, which approximated the fair value of the business as determined by an independent valuation. Additionally, $2.1 million of loans to the borrower were charged-off. The approximately $3.8 million cost was principally assigned to goodwill and other intangible assets. At December 31, 2003, this goodwill and other intangible assets were deemed impaired and the remaining unamortized balance of $3.7 million was written off. In the second quarter of 2004, substantially all of the tangible assets of Commercial Finance were sold at a gain of $0.2 million. In the fourth quarter of 2004, the company was dissolved.

     In December 2002, CIB Marine acquired the business and certain assets of Comcor Mortgage Corporation for a maximum purchase price of $1.8 million, the operations of which were conducted as a division of CIB Marine's mortgage subsidiary, Mortgage Services. Approximately $0.6 million of the purchase price was paid in cash and $1.2 million of the purchase price was contingent upon achievement of certain earnings goals of the acquired entity. Such payments have resulted in additions to identifiable intangible assets and goodwill. Payments of $0.8 million were accrued in 2003 and $24 thousand in 2002 against the contingent price.

     In the first quarter of 2001, CIB Marine initiated the acquisition of Citrus Financial Services, Inc., a one-bank holding company, through a merger transaction. Citrus Financial had total assets of $84.2 million and three full-service banking facilities at the time of the merger. Pursuant to the terms of the merger agreement, each share of Citrus Financial was exchanged for 0.4634 common shares of CIB Marine. CIB Marine issued 699,253 shares of its voting common stock to shareholders of Citrus Financial and paid cash of $0.2 million to dissenters and for fractional shares. The merger consummated in September 2001 was accounted for as a pooling-of-interests. Consolidated financial statements of CIB Marine for 2001 and prior years were restated to include the financial information of Citrus Financial as if CIB Marine and Citrus Financial had always been combined.

NOTE 4 -- CASH AND DUE FROM BANKS

     Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $14.6 million, $11.0 million, and $8.4 million were maintained to satisfy federal regulatory requirements as of December 31, 2003, 2002 and 2001, respectively. These amounts are included in cash and due from banks in the consolidated balance sheet.

NOTE 5 -- SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized gains and losses, and approximate fair values of securities at December 31, 2003, 2002 and 2001 are as follows:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
DECEMBER 31, 2003
U.S. Treasuries............................  $ 20,070      $   17       $   --     $ 20,087
U.S. government agencies...................   291,000       1,122          122      292,000
Obligations of states and political
  subdivisions.............................    56,816       2,256           81       58,991
Other notes and bonds......................     1,050          --            1        1,049
Commercial paper...........................     7,369           4           --        7,373
Mortgage-backed securities.................   247,736       1,332        2,343      246,725
Federal Home Loan Bank and Federal Reserve
  Bank stock...............................    11,131          --           --       11,131
                                             --------      ------       ------     --------
                                             $635,172      $4,731       $2,547     $637,356
                                             ========      ======       ======     ========

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
U.S. Treasuries............................  $ 10,024      $   26       $   --     $ 10,050
U.S. government agencies...................   145,185       1,456           --      146,641
Obligations of states and political
  subdivisions.............................    62,585       2,364           25       64,924
Other notes and bonds......................     1,050          --           --        1,050
Commercial paper...........................     8,300           4           --        8,304
Mortgage-backed securities.................   271,750       3,745          114      275,381
Federal Home Loan Bank and Federal Reserve
  Bank stock...............................    10,394          --           --       10,394
                                             --------      ------       ------     --------
                                             $509,288      $7,595       $  139     $516,744
                                             ========      ======       ======     ========
DECEMBER 31, 2001
U.S. Treasuries............................  $ 15,013      $  354       $   --     $ 15,367
U.S. government agencies...................   111,072       3,441           --      114,513
Obligations of states and political
  subdivisions.............................    62,156       1,443          191       63,408
Other notes and bonds......................     1,050          --           --        1,050
Commercial paper...........................     6,999           8           --        7,007
Mortgage-backed securities.................   210,534       2,698          645      212,587
Federal Home Loan Bank and Federal Reserve
  Bank stock...............................     6,575          --           --        6,575
                                             --------      ------       ------     --------
                                             $413,399      $7,944       $  836     $420,507
                                             ========      ======       ======     ========

     Securities with a carrying value and fair value of $176.7 million, $203.3 million and $273.1 million at December 31, 2003, 2002, and 2001 respectively, were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required or permitted by law.

     The amortized cost and fair value of securities as of December 31, 2003, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity schedules.

                                                              AMORTIZED      FAIR
                                                                 COST        VALUE
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Due in one year or less.....................................   $126,067    $126,473
Due after one year through five years.......................    223,861     225,473
Due after five years through ten years......................     13,918      14,682
Due after ten years.........................................     12,459      12,872
                                                               --------    --------
                                                                376,305     379,500
Federal Home Loan Bank and Federal Reserve Bank stock.......     11,131      11,131
Mortgage-backed securities..................................    247,736     246,725
                                                               --------    --------
                                                               $635,172    $637,356
                                                               ========    ========

     The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2003:

                                                           AT DECEMBER 31, 2003
                                ---------------------------------------------------------------------------
                                  LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                -----------------------   -----------------------   -----------------------
                                             UNREALIZED                UNREALIZED                UNREALIZED
                                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                ----------   ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
U.S. government agencies......   $ 58,009      $  122        $ --        $  --       $ 58,009      $  122
Obligations of states and
  political subdivisions......     20,063          78         332            3         20,395          81
Other notes and bonds.........        249           1          --           --            249           1
Mortgage-backed securities....    183,335       2,342          81            1        183,416       2,343
                                 --------      ------        ----        -----       --------      ------
Total securities with
  unrealized losses...........   $261,656      $2,543        $413        $   4       $262,069      $2,547
                                                                                     --------
Securities without unrealized
  losses......................                                                        375,287
                                                                                     --------
Total securities..............                                                       $637,356
                                                                                     ========

     As of December 31, 2003, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in our investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost.

     Proceeds from the sale of securities available for sale during 2003, 2002 and 2001, were $1.0 million, $127.5 million and $86.7 million, respectively. There were no realized gains or losses on these sales during 2003, and there were net realized gains of $3.1 million and $4.0 million in 2002 and 2001, respectively.

NOTE 6 -- LOANS AND ALLOWANCE FOR LOAN LOSSES

  LOANS

     The components of loans were as follows:

                                                                  DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                            2003                      2002                      2001
                                   -----------------------   -----------------------   -----------------------
                                     AMOUNT     % OF TOTAL     AMOUNT     % OF TOTAL     AMOUNT     % OF TOTAL
                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (AS RESTATED)             (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Commercial.......................  $  708,252      29.9%     $  928,992      34.3%     $  913,962      38.2%
Factored receivables.............      11,447       0.5           6,780       0.2             N/A       N/A
Commercial real estate...........   1,184,542      50.1       1,157,136      42.7         975,904      40.8
Commercial real estate
  construction...................     363,822      15.4         513,804      18.9         394,081      16.5
Residential real estate..........      85,893       3.6          91,577       3.4          92,022       3.9
Home equity loans................      12,272       0.5          15,100       0.6          12,728       0.5
Consumer loans...................       3,554       0.2           6,032       0.2           8,469       0.4
Receivables from sale of stock...      (5,208)     (0.2)         (7,937)     (0.3)         (7,437)     (0.3)
                                   ----------     -----      ----------     -----      ----------     -----
  Gross loans....................   2,364,574     100.0%      2,711,484     100.0%      2,389,729     100.0%
                                                  =====                     =====                     =====
Deferred loan fees...............      (4,533)                   (7,478)                   (7,684)
                                   ----------                ----------                ----------
  Loans..........................   2,360,041                 2,704,006                 2,382,045
Allowance for loan losses........    (109,872)                  (65,122)                  (35,855)
                                   ----------                ----------                ----------
  Loans, net.....................  $2,250,169                $2,638,884                $2,346,190
                                   ==========                ==========                ==========

     The following table lists information on nonperforming and certain past due loans:

                                                                  DECEMBER 31,
                                                    ----------------------------------------
                                                      2003         2002            2001
                                                    --------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans..................................  $152,064      $38,958         $36,644
Restructured loans................................     2,946        3,210             309
Loans 90 days or more past due and still
  accruing........................................       359        6,396           1,535

     Information on impaired loans is as follows:

                                                                  DECEMBER 31,
                                                    ----------------------------------------
                                                      2003         2002            2001
                                                    --------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Impaired loans without a specific allowance.......  $ 59,581      $ 3,054         $ 5,723
Impaired loans with a specific allowance..........   143,923       38,321          31,859
                                                    --------      -------         -------
  Total impaired loans............................  $203,504      $41,375         $37,582
                                                    ========      =======         =======
Specific allowance related to impaired loans......  $ 42,768      $10,434         $ 5,870
Average balance of impaired loans.................   119,395       39,582          20,021
Interest income recognized on impaired loans......  $  7,292      $   528         $ 1,050

     During 2003, CIB Marine recognized net losses on sale of foreclosed property and impairment losses of $3.3 million. These amounts are included in write down and losses on assets.

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $5.2 million, $9.1 million and $15.0 million as of December 31, 2003, 2002 and 2001, respectively. Included in intangible assets are mortgage servicing rights for loans serviced for others of $7 thousand and $16 thousand at December 31, 2002 and 2001, respectively. There were no servicing rights at December 31, 2003. Moreover, there was no valuation allowance for this asset in either 2002 or 2001.

     At December 31, 2003, CIB Marine had $22.7 million in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.1 million. Loans made specifically to enable the borrower to purchase CIB Marine stock and not adequately secured by collateral other than the stock which have been classified as receivables from sale of stock and recorded as contra-equity have not been included in this balance.

  CREDIT CONCENTRATIONS

     At December 31, 2003, CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders' equity as compared to four at December 31, 2002. The total outstanding commitments at December 31, 2003, including lines of credit not fully drawn, on these loans ranged from 26% to 83% of equity and from 1% to 4% of total loans. The principal drawn and outstanding on these loans ranged from $27.8 million to $85.1 million and the aggregate balance outstanding on these fifteen loans was $584.2 million. Five of these relationships included loans that were on nonaccrual status and/or impaired at December 31, 2003. The outstanding balance on the nonaccrual and/or impaired loans within these five relationships at December 31, 2003 was $74.9 million and the specific loss allowance provided on these loans was $16.9 million.

     At December 31, 2003, CIB Marine also had credit relationships within seven industries or industry groups with loans outstanding in that industry or industry group exceeding $100 million as follows:

                                                                                  % OF
                                                        OUTSTANDING   % OF    STOCKHOLDERS'
INDUSTRY                                                  BALANCE     LOANS      EQUITY
--------                                                -----------   -----   -------------
                                                        (DOLLARS IN
                                                         MILLIONS)
Commercial Real Estate Developers.....................    $527.3       22%         486%
Residential Real Estate Developers....................     465.7       20          429
Motel and Hotel.......................................     217.1        9          200
Manufacturing.........................................     184.8        8          170
Nursing/Convalescent Home.............................     133.2        6          123
Health Care Facility..................................     120.6        5          111
Retail Trade..........................................     100.6        4           93

     Changes in the allowance for loan losses were as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                     2003          2002            2001
                                                   ---------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year.....................  $  65,122     $ 35,855         $23,988
Charge-offs......................................   (103,139)     (17,499)         (2,999)
Recoveries.......................................      2,043        1,134             471
                                                   ---------     --------         -------
  Net loan charge-offs...........................   (101,096)     (16,365)         (2,528)
Allowance acquired...............................         --          122              --
Provision for loan losses........................    145,846       45,510          14,395
                                                   ---------     --------         -------
Balance at end of year...........................  $ 109,872     $ 65,122         $35,855
                                                   =========     ========         =======
Allowance for loan losses as a percentage of
  loans..........................................       4.66%        2.41%           1.51%
                                                   =========     ========         =======

  PROVISION FOR CREDIT LOSSES

     The provision for credit losses consisted of the following components.

                                                            YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                      2003         2002            2001
                                                    --------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Provision for loan losses.........................  $145,846      $45,510         $14,395
Provision for losses on unfunded loan commitments
  and standby letters of credit(1)................    14,747        1,000              --
                                                    --------      -------         -------
  Total provision for credit losses...............  $160,593      $46,510         $14,395
                                                    ========      =======         =======

---------------

(1) For additional information related to provision for losses on unfunded loan commitments and standby letters of credit, see Note 14 -- Other Liabilities.

  DIRECTOR AND OFFICER LOANS

     Certain directors and principal officers of CIB Marine and its subsidiaries and companies with which they are affiliated, are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 2003, 2002 and 2001 is as follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of year.........................  $ 63,506   $ 73,118   $ 51,772
Balance adjustments(1)...............................    12,919      5,925     (1,877)
New loans............................................    48,772     37,490     41,325
Repayments...........................................   (64,708)   (53,027)   (18,102)
                                                       --------   --------   --------
Balance at end of year...............................  $ 60,489   $ 63,506   $ 73,118
                                                       ========   ========   ========

---------------

(1) Balance adjustments are primarily due to director and officer status changes in these reporting periods.

NOTE 7 -- PREMISES AND EQUIPMENT, NET

     The major classes of premises and equipment and accumulated depreciation are summarized as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Land.................................................  $  4,828   $  4,872   $  4,898
Buildings and improvements...........................    18,989     18,077     17,621
Furniture and equipment..............................    13,089     15,940     15,480
Computer equipment and software......................    14,585      7,527      4,842
Construction in progress.............................         8        287         77
                                                       --------   --------   --------
                                                         51,499     46,703     42,918
Less: Accumulated depreciation.......................   (22,361)   (18,616)   (15,111)
                                                       --------   --------   --------
                                                       $ 29,138   $ 28,087   $ 27,807
                                                       ========   ========   ========

     Depreciation expense totaled $3.9 million, $3.6 million and $3.4 million for 2003, 2002 and 2001, respectively. Total rental expense was $2.2 million, $1.8 million and $1.6 million for 2003, 2002 and 2001, respectively.

     CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2014 and land under a noncancellable operating lease which expires in 2040. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003.

                                                                 AMOUNT
                                                                 ------
                                                               (DOLLARS IN
                                                               THOUSANDS)
2004........................................................     $ 2,064
2005........................................................       1,908
2006........................................................       1,758
2007........................................................       1,505
2008........................................................       1,155
Thereafter..................................................       4,365
                                                                 -------
                                                                 $12,755
                                                                 =======

NOTE 8 -- INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill and other intangibles for the years ended December 31, 2003 and 2002 are as follows:

                                                            OTHER INTANGIBLE ASSETS
                                                     -------------------------------------
                                                     CORE DEPOSIT   CUSTOMER BASE
                                          GOODWILL   INTANGIBLES     INTANGIBLES    TOTAL
                                          --------   ------------   -------------   ------
                                                       (DOLLARS IN THOUSANDS)
Balance, December 31, 2001..............  $  9,639      $1,779          $  16       $1,795
Recorded during the year................     3,483          --            390          390
Amortization expense....................        --        (425)           (60)        (485)
                                          --------      ------          -----       ------
Balance, December 31, 2002..............  $ 13,122      $1,354          $ 346       $1,700
Recorded during year....................        --          --            831          831
Impairment loss.........................   (12,140)         --           (219)        (219)
Amortization expense....................        --        (372)          (133)        (505)
                                          --------      ------          -----       ------
Balance, December 31, 2003..............  $    982      $  982          $ 825       $1,807
                                          ========      ======          =====       ======

     There is goodwill of $2.2 million, $4.2 million and $4.2 million at December 31, 2003, 2002 and 2001, respectively, related to MICR included in assets of companies held for disposal. Goodwill impairment loss of $2.0 million related to MICR was recognized in 2003 and is included in goodwill and other intangible assets impairment loss in the statement of operations.

     As of December 31, 2003, the estimated future amortization expense for amortizable intangible assets is as follows:

                                                            OTHER INTANGIBLE ASSETS
                                                     -------------------------------------
                                                     CORE DEPOSIT   CUSTOMER BASE
                                                     INTANGIBLES     INTANGIBLES    TOTAL
                                                     ------------   -------------   ------
                                                            (DOLLARS IN THOUSANDS)
Estimated annual amortization expense:
  2004.............................................      $241           $276        $  517
  2005.............................................       170            220           390
  2006.............................................       170            165           335
  2007.............................................       170            110           280
  2008.............................................       170             54           224
  Thereafter.......................................        61             --            61
                                                         ----           ----        ------
                                                         $982           $825        $1,807
                                                         ====           ====        ======

     The gross carrying amount of intangible assets and accumulated amortization are as follows:

                                                          DECEMBER 31,
                               -------------------------------------------------------------------
                                             2003                               2002
                               ---------------------------------   -------------------------------
                               GROSS                               GROSS                     NET
                               CARRY    ACCUMULATED    NET CARRY   CARRY    ACCUMULATED     CARRY
                               AMOUNT   AMORTIZATION    AMOUNT     AMOUNT   AMORTIZATION   AMOUNT
                               ------   ------------   ---------   ------   ------------   -------
                                                     (DOLLARS IN THOUSANDS)
Amortizing Intangible Assets:
Core deposit intangibles.....  $3,959      $2,977       $  982     $3,959      $2,605      $ 1,354
Goodwill.....................     --           --           --        --           --           --
Other identifiable
  intangibles................  1,221          396          825       390           51          339
Mortgage servicing rights....     19           19           --        19           12            7
                               ------      ------       ------     ------      ------      -------
Total amortizing intangible
  assets.....................  $5,199      $3,392        1,807     $4,368      $2,668        1,700
  Non-Amortizing Goodwill....                              982                              13,122
                                                        ------                             -------
Total intangible assets,
  net........................                           $2,789                             $14,822
                                                        ======                             =======

                                         DECEMBER 31,
                               --------------------------------
                                             2001
                               --------------------------------
                                GROSS                     NET
                                CARRY    ACCUMULATED     CARRY
                               AMOUNT    AMORTIZATION   AMOUNT
                               -------   ------------   -------
                                    (DOLLARS IN THOUSANDS)
Amortizing Intangible Assets:
Core deposit intangibles.....  $ 3,959      $2,180      $ 1,779
Goodwill.....................   12,645       3,006        9,639
Other identifiable
  intangibles................       --          --           --
Mortgage servicing rights....       19           3           16
                               -------      ------      -------
Total amortizing intangible
  assets.....................  $16,623      $5,189       11,434
  Non-Amortizing Goodwill....                                --
                                                        -------
Total intangible assets,
  net........................                           $11,434
                                                        =======

     CIB Marine's aggregate amortization expense was $0.5 million for both the years ended December 31, 2003 and 2002, and $1.3 million for the year ended December 31, 2001. As a result of the annual impairment testing of goodwill, CIB Marine determined that certain goodwill and other intangible assets became impaired in 2003. Impairment losses totaling $14.4 million, including the MICR impairment of $2.0 million, were recorded in 2003. During 2003, goodwill of $3.5 million associated with the acquisition of Commercial Finance, was considered impaired and written off based upon disposition plans and the estimated fair value of that subsidiary. An additional $0.2 million of customer base intangible assets associated with Commercial Finance was considered impaired and written off. The entire amount of goodwill related to CIB -- Chicago totaling $8.7 million was considered impaired due to its substantial operating losses in 2003 and was written off in full.

     In accordance with SFAS 142 and 147, CIB Marine discontinued the amortization of goodwill in 2002 and continues to amortize core deposit intangibles and other identifiable intangibles with definite lives. A reconciliation of net income adjusted for the discontinuance of the amortization of goodwill is as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2003         2002       2001
                                                         -----------   --------   ---------
                                                               (DOLLARS IN THOUSANDS)
Net income (loss):
Net income (loss) as reported..........................   $(137,648)    $8,807     $25,729
Add back: discontinued goodwill amortization...........         N/A        N/A         621
                                                          ---------     ------     -------
  Adjusted net income..................................   $(137,648)    $8,807     $26,350
                                                          =========     ======     =======
Basic earnings per share:
Reported basic earnings per share......................   $   (7.53)    $ 0.48     $  1.45
Add back: discontinued goodwill amortization per
  share................................................          --         --        0.03
                                                          ---------     ------     -------
  Adjusted basic earnings per share....................   $   (7.53)    $ 0.48     $  1.48
                                                          =========     ======     =======
Diluted earnings per share:
Reported diluted earnings per share....................   $   (7.53)    $ 0.47     $  1.42
Add back: discontinued goodwill amortization per
  share................................................          --         --        0.03
                                                          ---------     ------     -------
  Adjusted diluted earnings per share..................   $   (7.53)    $ 0.47     $  1.45
                                                          =========     ======     =======

NOTE 9 -- COMPANIES HELD FOR DISPOSAL

     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, comprise CIB Construction (including Canron) and MICR at December 31, 2003 and 2002, and MICR at December 31, 2001. CIB Construction also met the accounting criteria for held for sale at December 31, 2003.

     Loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of CIB Construction for the years ended 2003 and 2002.

     Because both MICR and Canron were acquired in loan collection activities, and because they are not considered permissible banking activities, CIB Marine's regulators generally limit the holding period for such assets to not more than five years.

  CIB CONSTRUCTION

     CIB Marine acquired 84% of the outstanding stock of Canron through loan collection activities in 2002 and subsequently transferred its interest in Canron to CIB Construction. See Note 3 -- Business Combinations. At the time Canron was acquired in 2002 it was CIB Marine's intention to operate the business with plans to sell the business within the five year holding period permitted by regulators. At December 31, 2002, the accounting requirements for classifications as held for sale and discontinued operations were not met. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Intercompany loan and cash balances and interest income and expense between consolidated CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The net loss associated with CIB Construction has been reclassified in 2002 to discontinued operations to conform to the 2003 presentation.

     During the fourth quarter of 2003, Canron sold a major division of the company and sold or closed certain of its facilities and reduced its work force from 874 to 8 FTE's during 2003. In conjunction with the liquidation, Canron established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week's salary for every year of service with the company, up to a maximum of twenty-six years. During 2003, Canron provided $6.4 million for employee severance and retention costs which is included in loss from discontinued operations. At December 31, 2003, Canron had an accrued severance liability of $2.3 million and, in accordance with Canadian law, had $0.5 million in a cash trust account for unpaid severance to hourly union employees.

     The net after-tax loss from discontinued operations for 2003 was $7.0 million, including $4.7 million of net impairment losses recorded to reflect their estimated liquidation values less costs to sell.

     The following table summarizes the composition of CIB Construction's balance sheets. The December 31, 2003 balance sheet reflects their estimated liquidation values less costs to sell.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit at CIB Marine.............................   $ 2,407      $   332
  Accounts receivable.......................................    12,807       33,610
  Inventories and contracts in progress.....................     1,438        7,629
  Other current assets......................................        --        4,195
                                                               -------      -------
     Current assets.........................................    16,652       45,766
  Deferred tax asset........................................        --        4,269
  Property and equipment, net...............................    12,312       17,026
                                                               -------      -------
       Total assets.........................................   $28,964      $67,061
                                                               =======      =======

Liabilities and stockholder's equity:
  Current portion of loans payable to CIB Marine and its
     affiliates.............................................   $11,625      $ 3,921
  Income tax payable........................................     1,074        3,104
  Other liabilities.........................................    13,623       31,127
                                                               -------      -------
     Current liabilities....................................    26,322       38,152
  Loans payable to CIB Marine and its affiliates............        --       22,272
  Loans payable to nonaffiliated banks......................     2,137        1,814
                                                               -------      -------
       Total liabilities....................................    28,459       62,238
  Stockholder's equity......................................       505        4,823
                                                               -------      -------
       Total liabilities and stockholder's equity...........   $28,964      $67,061
                                                               =======      =======

     The amounts reported in the consolidated balance sheets for assets and liabilities of companies held for disposal for CIB Construction reflect the elimination of intercompany loan and deposit balances.

  MICR, INC.

     At December 31, 2003, 2002 and 2001, MICR had assets of $4.6 million, $6.5 million and $7.3 million, respectively, and liabilities of $0.6 million for 2003 and 2002, and $0.7 million for 2001. During 2003, an impairment loss of $2.0 million related to goodwill on MICR was recognized and included within noninterest expense. MICR had income before income tax expense of $1.1 million, $1.2 million and $.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. In January 2005, CIB Marine retained the services of an investment bank to assist in the marketing and sale of MICR.

     See Note 27 -- Subsequent Events -- for additional information relative to Canron and MICR.

RECONCILIATION OF ASSETS/LIABILITIES OF COMPANIES HELD FOR DISPOSAL

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2003       2002      2001
                                                         --------   --------   ------
                                                            (DOLLARS IN THOUSANDS)
Assets of companies held for disposal:
  MICR.................................................  $  4,555   $  6,545   $7,311
  CIB Construction.....................................    28,964     67,061       --
  Intercompany eliminations............................    (4,463)      (332)      --
                                                         --------   --------   ------
     Total Assets of companies held for disposal.......  $ 29,056   $ 73,274   $7,311
                                                         ========   ========   ======
Liabilities of companies held for disposal:
  MICR.................................................  $    590   $    558   $  683
  CIB Construction.....................................    28,459     62,238       --
  Intercompany eliminations............................   (11,668)   (26,193)      --
                                                         --------   --------   ------
     Total Liabilities of companies held for
       disposal........................................  $ 17,381   $ 36,603   $  683
                                                         ========   ========   ======

NOTE 10 -- OTHER ASSETS

     The following table summarizes the composition of CIB Marine's other assets:

                                                                  DECEMBER 31,
                                                     ---------------------------------------
                                                      2003         2002            2001
                                                     -------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Prepaid expenses...................................  $ 1,616      $ 1,293         $ 1,179
Accounts receivable................................    1,531          551           1,247
Fair value of derivatives..........................    3,945        8,022           4,870
Trust preferred securities underwriting fee, net of
  amortization.....................................    1,500        1,555           1,150
Investment in trust preferred securities...........    2,310           --              --
Other investments..................................    9,572        9,999           6,376
Deferred taxes.....................................      911        9,405              --
Income tax receivable..............................   25,926        3,853              --
Other..............................................      402          324             313
                                                     -------      -------         -------
                                                     $47,713      $35,002         $15,135
                                                     =======      =======         =======

     Other investments include investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $5.7 million at December 31, 2003, $4.2 million at December 31, 2002 and $1.1 million at December 31, 2001. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine's markets and other locations.

     Other investments also include interests in three limited partnerships. The carrying value of these investments was $2.2 million, $3.0 million and $2.6 million at December 31, 2003, 2002, and 2001 respectively. Certain of these investments were deemed impaired at December 31, 2003 and an impairment loss of $0.7 million was recorded in write down and losses on assets. Equity income recorded on the limited partnerships was $1.0 million in 2003, $0.3 million in 2002, and $0.1 million in 2001. In the first quarter of 2004, these investments were sold and a $0.2 million loss was realized.

     Other investments further include 240,770 shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company. The amount of this investment is carried at cost less other than temporary impairment, which was estimated to be $0.5 million at December 31, 2003 and $1.7 million at December 31, 2002 and 2001. During 2003, the asset was deemed impaired, and an impairment loss of $1.2 million was recorded in "write down and losses on assets". There were no impairment losses in 2002 or 2001.

     Other investments also includes interest in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of December 31, 2003 has invested $0.9 million. The carrying value of these investments was cost less other than temporary impairment which was estimated to be $0.8 million, $0.6 million and $0.5 million at December 31, 2003, 2002 and 2001, respectively. An impairment loss of $0.1 million was recorded in 2002. There were no impairment losses in 2003 or 2001.

     Included in other investments were 5,167 shares at December 31, 2003 and 12,500 shares at
December 31, 2002 and 2001 of common stock in a non-publicly traded bank holding company. During 2003, CIB Marine sold 7,333 shares for an amount equal to its book value. The investment represents less than a 5% interest in the company, and the amount of this investment is carried at cost less other than temporary impairment, which was estimated to be $0.1 million at December 31, 2003 and $0.2 million at December 31, 2002 and 2001. In the third quarter of 2004, the 5,167 remaining shares were sold for a gain of $13 thousand.

NOTE 11 -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 2003, 2002 and 2001, were $617.2 million, $724.2 million and $629.4 million, respectively. Included in time deposits are brokered deposits of $183.0 million, or 6.5%, of total deposits at December 31, 2003, $222.8 million, or 7.8%, of total deposits at December 31, 2002, and $166.5 million, or 7.3%, of total deposits at December 31, 2001.

     At December 31, 2003, the scheduled maturities of time deposits are as follows:

                                                              DECEMBER 31,
                                                                  2003
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
2004........................................................   $1,167,361
2005........................................................      272,219
2006........................................................      132,136
2007........................................................      126,768
2008........................................................       56,984
Thereafter..................................................       79,597
                                                               ----------
Total.......................................................   $1,835,065
                                                               ==========

NOTE 12 -- SHORT-TERM BORROWINGS

     Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by US Treasury and Government Agency Securities. The fair value of securities sold under repurchase agreements was approximately $21.1 million, $42.7 million, and $35.6 million at December 31, 2003, 2002, and 2001, respectively.

     CIB Marine had a $28 million revolving line of credit at December 31, 2003 with a nonaffiliated commercial bank collateralized by the common stock of all of its subsidiaries. As of December 31, 2003, the outstanding balance on this line of credit was $23.6 million. CIB Marine's factoring subsidiary has a

$12.0 million revolving line of credit to support its operating needs, and as of December 31, 2003 the outstanding balance on this line was $7.2 million.

     In December 2003, CIB Marine, through one of its subsidiaries, acquired title to a commercial office building that was being converted into residential condominiums and was subject to a $26.7 million first mortgage held by a nonaffiliated financial institution. CIB Marine held the second position on the property. The asset was acquired through a Deed in Lieu of Foreclosure Settlement Agreement ("DIL Agreement") from a borrower who was in default on its obligation. During 2003, CIB Marine charged-off $41.7 million of loans secured by the second position and recognized a $1.5 million impairment loss on the foreclosed property. The asset acquired is included in foreclosed properties and had a balance of $25.2 million at December 31, 2003. Pursuant to the DIL Agreement, CIB Marine acquired the property subject to the first lien held by an outside financial institution (Lender) and assumed the borrower's financial obligation relating to that first lien. The assumed financial obligation is reported as an outstanding non-recourse mortgage note payable and had a balance of $26.7 million at December 31, 2003. Under the terms of the assumption, CIB Marine's liability to the Lender for payment of the assumed obligation was limited to monies received through the liquidation of the acquired collateral. The amended mortgage note payable bears an interest rate of 10% and a maturity date of October 1, 2004, unless there is a default under the DIL Agreement. The mortgage note payable was secured by the acquired property and any related leases and rents. In the second quarter of 2004, CIB Marine transferred its interest in the acquired property to the Lender in return for the forgiveness of the assumed mortgage note. The transfer of interest in the acquired property to the Lender in return for the forgiveness of the assumed mortgage note resulted in no gain or further loss.

     The following is a summary of short-term borrowings for each of the three years ended December 31:

                                      AT YEAR END                    FOR THE YEAR
                                  --------------------   ------------------------------------
                                                                                    HIGHEST
                                             WEIGHTED-     DAILY     WEIGHTED-    BALANCES AT
                                              AVERAGE     AVERAGE     AVERAGE        MONTH
                                  BALANCE      RATE      BALANCES       RATE          END
                                  --------   ---------   ---------   ----------   -----------
                                                         (DOLLARS IN THOUSANDS)
2003
Federal funds purchased and
  securities sold under
  repurchase agreements.........  $ 21,967      1.09%    $163,228       1.22%      $225,663
Federal Home Loan Bank notes....        --        --        9,974       1.91         75,000
Revolving lines of credit.......    30,848      3.75       32,773       3.59         36,576
Commercial paper................        --        --        2,985       1.88          5,843
Treasury, tax and loan note.....    13,099      0.73        3,330       0.69         14,296
Mortgage note payable...........    26,687     10.00           73      10.00         26,687
                                  --------     -----     --------      -----
  Total short-term borrowings...  $ 92,601      4.49%    $212,363       1.62%
2002
Federal funds purchased and
  securities sold under
  repurchase agreements.........  $243,187      1.27%    $208,373       1.77%      $243,187
Federal Home Loan Bank notes....   100,500      2.20       36,181       3.49        100,500
Revolving lines of credit.......    36,685      3.09       26,490       3.56         36,686
Commercial paper................     4,436      2.04        1,912       2.20          6,000
Treasury tax and loan note......     2,137      0.99        1,534       1.43          2,170
                                  --------     -----     --------      -----
  Total short-term borrowings...  $386,945      1.69%    $274,490       2.17%

                                      AT YEAR END                    FOR THE YEAR
                                  --------------------   ------------------------------------
                                                                                    HIGHEST
                                             WEIGHTED-     DAILY     WEIGHTED-    BALANCES AT
                                              AVERAGE     AVERAGE     AVERAGE        MONTH
                                  BALANCE      RATE      BALANCES       RATE          END
                                  --------   ---------   ---------   ----------   -----------
                                                         (DOLLARS IN THOUSANDS)
2001
Federal funds purchased and
  securities sold under
  repurchase agreements.........  $261,768      1.54%    $199,802       3.76%      $273,129
Federal Home Loan Bank notes....    27,325      2.04       11,102       2.80         60,725
Revolving lines of credit.......    24,985      3.62        1,793       8.14         24,985
Commercial paper................     4,677      2.26        9,744       4.80         13,653
Treasury tax and loan note......     1,128      1.51          928       4.96          1,613
                                  --------     -----     --------      -----
  Total short-term borrowings...  $319,883      1.75%    $223,369       3.79%

     At December 31, 2003, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit. The total value of securities pledged to other parties related to those participated standby letters of credit was $25.0 million at December 31, 2003. CIB Marine recorded a loss of $4.5 million and $1.0 million on these certain letters of credit in 2003 and 2002, respectively.

     At December 31, 2003, CIB Marine was not in compliance with the capital requirement debt covenant of its revolving lines of credit. In the fourth quarter of 2004, the line of credit was paid in full and the line is no longer available. The $12.0 million line of credit for the factoring subsidiary was assumed by the purchaser of the factoring subsidiary upon acquisition in June 2004.

     During the second half of 2003 and during 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings and capital maintenance debt covenants and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the Federal Home Loan Bank of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits became available only after a waiver was obtained from the FDIC for some of the subsidiary banks and were restricted from use at CIB -- Chicago. Brokered deposits were restricted by FDIC rules and regulations at the subsidiary banks which were defined as less than well capitalized due to either lower levels of capital or due to the regulatory issuance of Cease and Desist Orders or formal written agreements. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or roll over brokered deposits. See Note 15 -- Stockholders' Equity. All of CIB Marine's subsidiary banks were moved from Primary to Secondary credit status and restricted from daylight overdraft activity at their respective Federal Reserve banks. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain CIB Marine bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity of the CIB Marine parent company. In the fourth quarter of 2004, CIB Marine sold its bank subsidiary, CIB -- Chicago, and used a portion of the proceeds to payoff its revolving line of credit with a nonaffiliated bank. This line of credit is no longer available. Further, it is expected that the proceeds from this sale will allow CIB Marine to meet its short-term liquidity needs in the foreseeable future.

NOTE 13 -- LONG-TERM BORROWINGS

     Long-term borrowings consist of borrowings having an original maturity of greater than one year.

  FHLB

     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago. All of the FHLB borrowings shown in the following table are fixed rate borrowings.

                                               DECEMBER 31,
                             ------------------------------------------------
                                  2003             2002             2001
                             --------------   --------------   --------------   SCHEDULED   CALLABLE QUARTERLY
                             BALANCE   RATE   BALANCE   RATE   BALANCE   RATE   MATURITY       @ PAR AFTER
                             -------   ----   -------   ----   -------   ----   ---------   ------------------
                                                          (DOLLARS IN THOUSANDS)
                             $    --    --%   $    --    --%   $ 7,500   5.45%  01/16/03              N/A
                                  --    --         --    --      2,500   5.45   01/16/03              N/A
                                  --    --         --    --      7,500   5.51   02/08/03              N/A
                                  --    --         --    --         67   5.76   04/26/03              N/A
                               3,500   5.12   $ 3,500   5.12     3,500   5.12   05/01/04              N/A
                               5,000   5.12     5,000   5.12     5,000   5.12   05/01/04              N/A
                               3,250   4.95     3,250   4.95     3,250   4.95   01/16/08         01/16/01
                               2,500   4.95     2,500   4.95     2,500   4.95   01/16/08         01/16/01
                               2,000   4.95     2,000   4.95     2,000   4.95   01/16/08         01/16/01
                               2,000   5.09     2,000   5.09     2,000   5.09   02/20/08         02/20/01
                              23,997   7.07    23,810   7.07    23,635   7.07   06/30/08              N/A
                             -------   ----   -------   ----   -------   ----
                             $42,247   6.20%  $42,060   6.19%  $59,452   5.98%
                                       ====             ====             ====
Hedged fair value
  adjustment...............    4,029            5,081            2,535
                             -------          -------          -------
  Total....................  $46,276          $47,141          $61,987
                             =======          =======          =======

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged. At December 31, 2003, 2002 and 2001 CIB Marine had assets pledged with a collateral value of $59.9 million, $241.2 million and $112.3 million, respectively. These assets consisted of securities with a market value of $53.8 million, $83.3 million, and $116.4 million, and 1-4 family residential mortgages with balances outstanding of $17.7 million, $275.6 million, and $10.4 million at December 31, 2003, 2002 and 2001, respectively.

     On February 25, 2000, CIB Marine's bank subsidiary, CIB -- Chicago, assumed a $25.0 million Federal Home Loan Bank of Chicago advance due June 30, 2008, with a net cost, including premium, of 7.07%. The premium amount of $1.7 million is being amortized to interest expense over the life of the borrowing. The unamortized balance related to this premium was $1.0 million and $1.2 million as of December 31, 2003 and 2002, respectively. Simultaneously with this advance, CIB -- Chicago entered into an interest rate swap with the Federal Home Loan Bank of Chicago with a $25.0 million notional value and maturing on June 30, 2008, whereby CIB -- Chicago pays a variable rate of interest at the 1-month LIBOR rate and earns a fixed rate of interest at 7.08% in order to hedge the interest rate risk on the related debt. As of December 31, 2003 and 2002, the fair market value of the swap was approximately $4.0 million and $5.1 million, respectively. The net cash received from the hedging relationship for the years ended December 31, 2003 and 2002, was approximately $1.5 million and $1.3 million, respectively. On November 30, 2004, CIB Marine sold CIB -- Chicago and this borrowing and the interest rate swap was assumed by the purchaser.

     In 2004, the Federal Reserve Bank began requiring three of CIB Marine's bank subsidiaries to pledge securities in order to have access to the Fed Discount window as a result of the deterioration in the financial condition of CIB Marine and these subsidiary banks.

  JUNIOR SUBORDINATED DEBENTURES AND GUARANTEED TRUST PREFERRED SECURITIES

     CIB Marine had the following junior subordinated debentures/guaranteed trust preferred securities outstanding at December 31, 2003, 2002 and 2001, respectively. (Dollars in thousands):

                                          DECEMBER 31,
                           -------------------------------------------
                                    2003              2002      2001
                           -----------------------   -------   -------
                             JUNIOR SUBORDINATED      TRUST PREFERRED                 INTEREST    MATURITY   CALLABLE
                           DEBENTURES DUE TO TRUST      SECURITIES       ISSUE DATE     RATE        DATE      AFTER
                           -----------------------   -----------------   ----------   --------    --------   --------
CIB Marine Capital Trust
  I......................          $10,310           $10,000   $10,000    03/23/00       10.88%   03/08/30   03/08/10
CIB Statutory Trust
  III....................           15,464            15,000    15,000    09/07/00       10.60    09/07/30   09/07/10
CIB Statutory Trust IV...           15,464            15,000    15,000    02/22/01       10.20    02/22/31   02/22/11
CIB Statutory Trust V....           20,619            20,000        --    09/27/02    variable(1) 09/27/32   09/30/07
                                   -------           -------   -------
  Total Junior
    Subordinated
    Debentures/Guaranteed
    Trust Preferred
    Securities...........          $61,857           $60,000   $40,000
                                   =======           =======   =======

---------------

(1) Three-month LIBOR + 3.40% adjusted quarterly.

     CIB Marine has formed four statutory business trusts ("Trusts") for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the debentures. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital, subject to regulatory limitations. On March 1, 2005, the Federal Reserve Board adopted a final rule allowing the continued limited inclusion of trust preferred securities in the Tier 1 equity capital. The ruling restricted the total Tier 1 capital elements, including trust preferred securities, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2003, CIB Marine included approximately $35 million of trust preferred securities in total Tier 1 capital. In connection with the sale of CIB -- Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine's trust preferred securities.

     Prior to December 31, 2003, the Trusts were consolidated in CIB Marine's financial statements, with the trust preferred securities issued by the Trusts reflected on CIB Marine's balance sheet. Upon the implementation of FIN No. 46, as revised in December 2003, the Trusts are no longer consolidated in CIB Marine's financial statements. As a consequence, CIB Marine reports its junior subordinated debentures issued to the Trusts as liabilities and reports its investment in the Trusts as investments in unconsolidated subsidiaries. The effect of the implementation of FIN No. 46 on CIB Marine's consolidated statement of financial condition was to increase investment in unconsolidated subsidiaries, net of amounts due to unconsolidated subsidiaries, by $1.9 million, decrease trust preferred securities by $60.0 million and increase junior subordinated debentures by $61.9 million.

NOTE 14 -- OTHER LIABILITIES

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2003      2002      2001
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Accounts payable.........................................  $ 4,328   $ 3,357   $1,321
Accrual for unfunded commitments and standby letters of
  credit.................................................   15,747     1,000       --
Accrued real estate taxes................................    2,680       841      625
Accrued compensation and employee benefits...............    2,483     1,665    1,730
Accrued professional fees................................    1,449       365      268
Accrued other expenses...................................      850       409      339
Fair value of derivatives................................      294     4,264    2,920
Deferred taxes...........................................       --        --      915
Accrued income taxes.....................................       --        --       79
Other liabilities........................................    1,151     1,035      399
                                                           -------   -------   ------
                                                           $28,982   $12,936   $8,596
                                                           =======   =======   ======

     Changes in the accrual for unfunded standby letters of credit are as follows:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2003      2002    2001
                                                              -------   ------   ----
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................  $ 1,000   $   --    $--
Provision for losses on unfunded commitments and standby
  letters of credit.........................................   14,747    1,000    --
                                                              -------   ------    --
Balance at end of year......................................  $15,747   $1,000    $--
                                                              =======   ======    ==

NOTE 15 -- STOCKHOLDERS' EQUITY

  RECEIVABLES FROM SALE OF STOCK (RESTATED)

     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine's subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are accounted for as a reduction of Stockholders' Equity and recorded as Receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The amount of such repaid loans was $1.0 million in 2001, $0.5 million in 2002, $1.5 million in 2003, and $0.6 million in 2004 prior to the issuance of these consolidated financial statements. The balances of loans classified as "Receivables from sale of stock" totaled $5.2 million, $7.9 million, $7.4 million and $5.1 million as of December 31, 2003, 2002, 2001 and 2000, respectively. The 2002 and earlier amounts were restatement adjustments of balances as previously reported. Interest earned on these loans was $0.3 million in 2003 and $0.5 million in 2002 and 2001 and is included in "Interest and Dividend Income-Loans".

  TREASURY STOCK

     In 2003, certain subsidiary banks of the Company acquired 86,611 shares of CIB Marine stock through collection efforts when the borrowers defaulted on loans. These shares are included in Treasury Stock at the lower of the loan balance or the estimated fair market value of CIB Marine's stock at time of acquisition. Any loan balance in excess of the estimate fair market value of the stock and other collateral received was charged to the allowance for loan losses. Treasury Stock was $2.2 million in 2003. There was no Treasury Stock in 2002 or 2001.

  REGULATORY CAPITAL

     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

     There are five capital categories defined in the regulations: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Classification of a subsidiary bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

     At December 31, 2003, pursuant to FDIC guidelines in 12 C.F.R. Part 325
CIB -- Indiana, Marine FSB and Citrus Bank were categorized as well capitalized. Central Illinois Bank and Marine -- Wisconsin were categorized as adequately capitalized, and CIB -- Chicago was categorized as significantly undercapitalized under the regulatory framework for prompt corrective action. In the second quarter of 2004, CIB -- Chicago submitted to the FDIC a capital restoration plan which was accepted by the FDIC on August 9, 2004, and subsequently amended by CIB -- Chicago to provide for its sale to First Banks, Inc. to restore its capital.

     On January 30, 2003, CIB Marine's bank subsidiary, CIB -- Chicago, entered into a Memorandum of Understanding (the "Memorandum") with the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation (the "DBRE") and the FDIC. The Memorandum was entered into as a result of a deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE's regular examination of CIB -- Chicago, which commenced on August 31, 2002.

     Pursuant to the Memorandum, CIB -- Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, CIB -- Chicago agreed to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank's total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank's capital accounts. Also, unless prior written consent was received from the regulators, CIB -- Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends. The Memorandum was superseded by a Cease and Desist Order.

     In the second quarter of 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank and CIB -- Chicago, Central Illinois Bank, Marine Bank and CIB -- Indiana, each consented to the issuance of Cease and Desist Orders ("Orders") with banking regulatory authorities. See Note 27 -- Subsequent Events for further information. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage Capital level equal to or exceeding 8% of the bank's total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. These restrictions are in force until such Orders and Agreements are terminated. In the event the capital ratio at any calendar quarter end with respect to each such bank is less than required under the Orders and Agreement, the bank is required within 90 days to increase its capital ratio as of the end of that preceding quarterly period to the minimum stated in the Orders and Agreement. Failure to comply with the Orders or Agreements could have a material adverse effect on CIB Marine and its operations. As of December 31, 2003, CIB -- Chicago had capital below the 8% minimum, and during 2004, Central Illinois Bank fell below the 8% minimum. In the fourth quarter of 2004, CIB -- Chicago was sold and a portion of the proceeds were used by CIB Marine to add capital into Central Illinois Bank, allowing it to meet the regulatory requirement. As of December 31, 2003, CIB Marine's total capital to risk-weighted assets ratio was below the 8% minimum required to be adequately capitalized.

     The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                               FOR CAPITAL       PROMPT CORRECTIVE
                                              ACTUAL        ADEQUACY PURPOSES        PROVISIONS
                                         ----------------   ------------------   ------------------
                                          AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                         --------   -----   ---------   ------   ---------   ------
                                                           (DOLLARS IN THOUSANDS)
DECEMBER 31, 2003
TOTAL CAPITAL TO RISK-WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC. ...........  $196,814    7.19%  $218,964     8.00%   $273,705
Central Illinois Bank..................    68,880    9.50     58,033     8.00      72,542    10.00
CIB -- Chicago.........................    71,551    5.31    107,822     8.00     134,777    10.00
Marine Bank -- Wisconsin...............    28,039    8.90     25,212     8.00      31,515    10.00
CIB -- Indiana.........................    15,718   10.80     11,647     8.00      14,559    10.00
Marine FSB.............................     9,896   12.86      6,157     8.00       7,697    10.00
Citrus Bank*...........................    20,585   14.91     11,047     8.00      13,808    10.00
TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC. ...........  $137,558    5.03%  $109,482     4.00%   $164,223
Central Illinois Bank..................    59,565    8.21     29,017     4.00      43,525     6.00
CIB -- Chicago.........................    54,033    4.01     53,911     4.00      80,866     6.00
Marine Bank -- Wisconsin...............    24,022    7.62     12,606     4.00      18,909     6.00
CIB -- Indiana.........................    13,854    9.52      5,823     4.00       8,735     6.00
Marine FSB.............................     8,931   11.60      3,079     4.00       4,618     6.00
Citrus Bank............................    18,839   13.64      5,523     4.00       8,285     6.00
TIER 1 LEVERAGE TO AVERAGE ASSETS
CIB MARINE BANCSHARES, INC. ...........  $137,558    4.23%  $130,105     4.00%   $162,631
Central Illinois Bank..................    59,565    6.48     36,741     4.00      45,926     5.00
CIB -- Chicago.........................    54,033    3.56     60,713     4.00      75,892     5.00
Marine Bank -- Wisconsin...............    24,022    6.31     15,233     4.00      19,041     5.00
CIB -- Indiana.........................    13,854    8.45      6,560     4.00       8,200     5.00
Marine FSB.............................     8,931    9.07      3,938     4.00       4,923     5.00
Citrus Bank............................    18,839    9.25      8,148     4.00      10,185     5.00
DECEMBER 31, 2002 (AS RESTATED)
TOTAL CAPITAL TO RISK-WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC. ...........  $330,752   10.01%  $264,441     8.00%   $330,551
Central Illinois Bank..................   100,423   10.45     76,881     8.00      96,102    10.00
CIB -- Chicago.........................   159,813    9.90    129,131     8.00     161,414    10.00
Marine Bank -- Wisconsin...............    38,135   10.29     29,657     8.00      37,071    10.00
CIB -- Indiana.........................    17,846   10.99     12,986     8.00      16,232    10.00
Marine FSB.............................    10,666   12.52      6,814     8.00       8,517    10.00
Citrus Bank............................    21,395   16.94     10,105     8.00      12,631    10.00

                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                               FOR CAPITAL       PROMPT CORRECTIVE
                                              ACTUAL        ADEQUACY PURPOSES        PROVISIONS
                                         ----------------   ------------------   ------------------
                                          AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                         --------   -----   ---------   ------   ---------   ------
                                                           (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC. ...........  $289,126    8.75%  $132,220     4.00%   $198,331
Central Illinois Bank..................    88,374    9.20     38,441     4.00      57,661     6.00
CIB -- Chicago.........................   139,461    8.64     64,566     4.00      96,849     6.00
Marine Bank -- Wisconsin...............    33,454    9.02     14,829     4.00      22,243     6.00
CIB -- Indiana.........................    15,806    9.74      6,493     4.00       9,739     6.00
Marine FSB.............................     9,598   11.27      3,407     4.00       5,110     6.00
Citrus Bank............................    19,808   15.68      5,052     4.00       7,579     6.00
TIER 1 LEVERAGE TO AVERAGE ASSETS
CIB MARINE BANCSHARES, INC. ...........  $289,127    8.30%  $139,420     4.00%   $174,275
Central Illinois Bank..................    88,374    8.23     42,928     4.00      53,660     5.00
CIB -- Chicago.........................   139,461    8.60     64,860     4.00      81,075     5.00
Marine Bank -- Wisconsin...............    33,454    8.19     16,329     4.00      20,412     5.00
CIB -- Indiana.........................    15,806    9.77      6,471     4.00       8,089     5.00
Marine FSB.............................     9,598   10.45      3,673     4.00       4,591     5.00
Citrus Bank............................    19,808   11.07      7,157     4.00       8,946     5.00
DECEMBER 31, 2001 (AS RESTATED)
TOTAL CAPITAL TO RISK-WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC. ...........  $288,893   10.37%  $222,806     8.00%   $278,508
Central Illinois Bank..................    82,401   10.18     64,786     8.00      80,982    10.00
CIB -- Chicago.........................   144,023   10.16    113,398     8.00     141,748    10.00
Marine Bank -- Wisconsin...............    34,998   11.24     24,913     8.00      31,141    10.00
CIB -- Indiana.........................    16,549   13.11     10,102     8.00      12,627    10.00
Marine FSB.............................    10,188   30.85      2,642     8.00       3,303    10.00
Citrus Bank............................    10,473   14.32      5,853     8.00       7,316    10.00
TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS
CIB MARINE BANCSHARES, INC. ...........  $254,044    9.12%  $111,403     4.00%   $167,105
Central Illinois Bank..................    72,275    8.92     32,393     4.00      48,589     6.00
CIB -- Chicago.........................   126,304    8.91     56,699     4.00      85,049     6.00
Marine Bank -- Wisconsin...............    31,177   10.01     12,456     4.00      18,685     6.00
CIB -- Indiana.........................    14,969   11.85      5,051     4.00       7,576     6.00
Marine FSB.............................     9,774   29.59      1,321     4.00       1,982     6.00
Citrus Bank............................     9,642   13.18      2,926     4.00       4,389     6.00
TIER 1 LEVERAGE TO AVERAGE ASSETS
CIB MARINE BANCSHARES, INC. ...........  $254,044    9.01%  $112,742     4.00%   $140,928
Central Illinois Bank..................    72,275    8.50     34,011     4.00      42,514     5.00
CIB -- Chicago.........................   126,304    9.15     55,228     4.00      69,035     5.00
Marine Bank -- Wisconsin...............    31,177    8.97     13,910     4.00      17,387     5.00
CIB -- Indiana.........................    14,969   11.51      5,202     4.00       6,503     5.00
Marine FSB.............................     9,774   25.80      1,515     4.00       1,894     5.00
Citrus Bank............................     9,642   10.61      3,634     4.00       4,543     5.00

---------------

 * Subsequent to December 31, 2003, the OCC required Citrus Bank to maintain total capital of at least 14%.

     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. At December 31, 2003, there were no retained earnings of the banking subsidiaries available for the payment of dividends to CIB Marine. Pursuant to the Orders and Agreements, and throughout such time as the Orders and Agreements remain in effect, these subsidiary banks may not pay a dividend to CIB Marine and CIB Marine cannot declare or pay dividends without first obtaining the consent of the regulators. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary's capital being reduced below applicable minimum capital amounts. CIB Marine, subject to its agreement with the Federal Reserve Board, is also not permitted to pay a dividend without advance approval from the Federal Reserve Board.

FEDERAL DEPOSIT INSURANCE

     As FDIC-insured institutions, each of CIB Marine's subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a premium rate schedule, which provides for an assessment range of 0% to 0.27% of domestic deposits, depending on the capital category and supervisory category to which it is assigned. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC is also authorized to terminate an institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for CIB Marine's banks would have a material adverse effect on CIB Marine. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. As of December 31, 2003, the banks' assessment rate was 0%, and the quarterly debt service assessment rate was 0.0152%. During the first quarter of 2004, the assessment rates for Central Illinois Bank, Marine -- Wisconsin and CIB -- Indiana were increased to 0.10% and CIB -- Chicago was increased to 0.27%. Additionally, the quarterly debt service assessment rate for all banks was increased to 0.0154%.

NOTE 16 -- OTHER EXPENSE

     Other expense consisted of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002      2001
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Payroll and other processing charges.....................  $   190   $   126   $  104
Correspondent bank charges...............................      580       576      385
Advertising/Marketing....................................    1,176     1,199    1,035
Amortization of goodwill and other intangibles...........      505       485    1,325
Communications...........................................    2,168     1,925    1,508
Supplies and printing....................................      718       707      617
Shipping and handling....................................    1,289     1,105      989
Collection expense.......................................    2,757     1,135      102
FDIC and state assessment................................      873       752      654
Recording and filing fees................................      265       247      148
Foreclosed property......................................    1,205        98       88
Other expense............................................    3,825     3,428    2,528
                                                           -------   -------   ------
  TOTAL OTHER EXPENSE....................................  $15,551   $11,783   $9,483
                                                           =======   =======   ======

NOTE 17 -- EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------
                                                   2003           2002            2001
                                                -----------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE
                                                            AND PER SHARE DATA)
Income (loss) from continuing operations......  $  (130,693)   $     9,609     $    25,729
                                                ===========    ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.......................................   18,286,550     18,167,379      17,751,752
     Effect of dilutive stock options
       outstanding............................           --        380,136         331,261
                                                -----------    -----------     -----------
  Diluted.....................................   18,286,550     18,547,515      18,083,013
                                                ===========    ===========     ===========
PER SHARE INCOME (LOSS):
Basic.........................................  $     (7.15)   $      0.53     $      1.45
     Effect of dilutive stock options
       outstanding............................           --          (0.01)          (0.03)
                                                -----------    -----------     -----------
Diluted.......................................  $     (7.15)   $      0.52     $      1.42
                                                ===========    ===========     ===========

NOTE 18 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Commitments to extend credit.........................  $469,664   $623,921   $570,882
Commitments to extend mortgage loans to be held for
  sale...............................................    67,697    275,656    102,746
Standby letters of credit............................    98,733    108,584     95,078
Interest rate swaps..................................    76,100    134,250     55,000
Forward loan sale agreements.........................    82,892    507,771    137,041

     CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

     Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond findings, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer's nonperformance, CIB Marine's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount. Management assesses the borrower's financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at December 31, 2003, is approximately $98.7 million with a weighted average term of approximately 15 months. CIB Marine has accrued liabilities of $15.7 million and $1.0 million for probable losses related to standby letters of credit at December 31, 2003 and 2002, respectively. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine has not defaulted on any payment obligations with the other banks.

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

     CIB Marine has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which CIB Marine is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities and are predominately comprised of interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. CIB Marine's credit risk on a swap agreement is limited to nonperformance of the counterparty's obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management's assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2003.

     CIB Marine had $76.1 million notional value of interest rate swaps outstanding as of December 31, 2003. Most of these interest rate swaps are used to hedge the fair market value of various deposits and borrowings, including $25.0 million notional to hedge borrowings, $45.0 million notional to hedge fixed rate non-callable certificates of deposit, and $6.1 million notional to hedge fixed rate commercial real estate loans at December 31,2003. The interest rate swaps hedging liabilities are floating pay-fixed receive instruments and, as such, effectively convert the fixed rate payments on the hedged liabilities to a floating rate and hedge their fair value from changes in interest rates. The interest rate swaps hedging fixed rate commercial real estate loans are fixed pay-floating receive instruments and, as such, effectively convert the fixed payments received on the hedged loans to a floating rate and hedge their fair value from changes in interest rates. These swaps are accounted for as Fair Value Hedges under SFAS 133 at December 31, 2003. Market value changes during the period of the interest rate swaps and the hedged liabilities or assets are reflected in other noninterest income in the statement of operations. For additional information related to interest rate swaps, see Note 13 -- Long-term Borrowings.

     CIB Marine had $134.3 million notional value of interest rate swaps outstanding as of December 31, 2002. Most of these interest rate swaps were used to hedge the fair market value of various deposits and borrowings, including $25.0 million notional to hedge borrowings, $65.0 million notional to hedge fixed rate bullet certificates of deposit, and $40.0 million notional to hedge fixed rate callable certificates of deposit. The interest rate swaps were floating pay-fixed receive instruments and, as such, effectively converted the fixed rate payments on the financial instruments to a floating rate and hedged their fair value from changes in interest rates. CIB Marine also engaged in interest rate swaps to hedge fixed rate lending activity. At December 31, 2002 this amounted to a $4.3 million notional pay fixed/receive floating amortizing interest rate swap. This particular derivative was not designated as a hedge for accounting purposes. Each of the other swaps were accounted for as Fair Value Hedges under SFAS 133. During the period, market value changes of the interest rate swaps accounted for as hedges and the hedged liabilities were reflected in other noninterest income in the statement of operations.

     CIB Marine had interest rate swaps outstanding as of December 31, 2001 with a $55.0 million notional value, which were being utilized to hedge the fair value of financial instruments in the consolidated balance sheet. The financial instruments hedged included $30.0 million in negotiable certificates of deposit and a

$25.0 million FHLB advance. The interest rate swaps were floating pay-fixed receive instruments and, as such, effectively converted the fixed rate payments on the financial instruments to a floating rate and hedged their fair value from changes in interest rates. These swaps are accounted for as Fair Value Hedges under SFAS 133. Market value changes during the period of the interest rate swaps and the hedge liabilities were reflected in other noninterest income in the statement of operations.

     At December 31, 2003, 2002 and 2001 respectively, CIB Marine had $82.9 million, $507.8 million and $137.0 million in forward sale agreements outstanding with a fair market value of approximately ($0.2) million, ($4.2) million and $3.0 million; and $67.7 million, $275.7 million and $102.7 million outstanding in commitments to extend mortgage loans with interest rate locks, with a fair market value of approximately $0.2 million, $2.3 million and $0.8 million. Market value changes during the period are reflected in noninterest income in the statement of operations.

     The fair value of derivatives that fail to qualify as a hedge and the ineffective position of derivatives that do qualify as a hedge is charged to other expense or credited to other income in the period of the change in fair value. Such amounts realized as income (loss) in 2003, 2002 and 2001 were $0.05 million, $(0.07) million and $0.06 million, respectively.

NOTE 19 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, CIB Marine has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. CIB Marine is not currently involved in any material pending legal proceedings other than the following:

     In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB -- Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB -- Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB -- Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants' violations of lending regulations caused a decline in the plaintiff's investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB -- Chicago.

     In June 2004, Central Illinois Bank ("CIB") commenced an action in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, against John C. Hadley and Mary Lydia Hadley, CIB Marine's largest individual shareholders, for damages arising out of the Hadleys' default in December 2003 of certain loan obligations (the "State Litigation") and subsequently obtained a confession of judgment. The loans approximate $9.0 million and are secured by CIB Marine stock and the accounts receivable, inventory, equipment and other personal property of the borrowers and their restaurant supply and coin businesses. In December 2004, the Hadleys consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code pending in the United States Bankruptcy Court for the Central District of Illinois (the "Bankruptcy Case"). In August 2004, and prior to the bankruptcy consent orders, the Hadleys filed a motion to vacate the confession of judgment in the State Litigation and sought leave to file a proposed counterclaim to recover $35.0 million in actual damages and punitive damages for the alleged loss or substitution by CIB of certain rare coins and collectibles which the Hadleys allege were pledged to CIB as collateral. The Hadleys' motion remains pending in the State Litigation, which has been stayed by the pendency of the Bankruptcy Case. CIB intends to vigorously defend the counterclaim if it is pursued. The ultimate outcome of the counterclaim cannot be determined at this time. CIB has filed a motion to modify the automatic stay to permit CIB to proceed with the State Litigation and to foreclose on its collateral if the Hadleys do not provide adequate protection.

     In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine, "Central Illinois Bancorp, Inc." and KPMG LLP in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff's October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine's and Central Illinois Bancorp, Inc.'s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine and KPMG's alleged professional negligence he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff. The claim against KPMG LLP was subsequently dismissed and in March 2005 Plaintiff amended his complaint to add the former President and CEO of CIB Marine, KPMG LLP and the KPMG LLP partner in charge of CIB Marine's audit as defendants based upon claims of alleged fraudulent concealment (as to the former President and CEO of CIB Marine) and professional negligence (as to KPMG and the partner in charge of CIB Marine's audit). CIB Marine filed a motion to dismiss several of Plaintiff's claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion has been denied. Plaintiff has voluntarily dismissed his claims against both KPMG LLP and the partner in charge of CIB Marine's audit. All discovery has been stayed in this action by an order of the federal court in the Dennis Lewis case described later in this section. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.

     In November 2004, CIB -- Chicago and/or Marine -- Wisconsin commenced three lawsuits in Illinois against Miss Mimi Corporation, Gerard Jacobs and T. Benjamin Jennings for damages arising out of the defendants' default of certain loan obligations. The bank claims damages of approximately $15.3 million. In December 2004, the defendants filed a counterclaim against CIB -- Chicago, CIB Marine and certain of its current and former directors and officers for damages arising out of alleged fraudulent misrepresentations relative to defendants' purchase of CIB Marine stock from one of CIB Marine's largest borrowers at the time, and breach of fiduciary duties. Defendants seek compensatory damages in excess of $0.5 million and punitive damages of $2.0 million on the fraud claim, and compensatory damages of $2.5 million and punitive damages of $5.0 million on the breach of fiduciary duties claim. CIB Marine intends to vigorously defend this action. The ultimate outcome of this action cannot be determined at this time. On November 30, 2004, CIB Marine sold CIB -- Chicago.

     On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and various other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine, certain of its current and former officers and directors, and KPMG LLP. The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation, and have not been reasserted in the consolidated complaint. Plaintiffs seek to maintain the action as a class action on behalf of all persons who purchased common stock of CIB Marine between April 12, 1999, and April 12, 2004, claiming violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine and KPMG under Section 20(a) of the Securities Exchange Act as controlling persons. The gravamen of the complaint is that the financial condition of CIB Marine was overstated with the result that members of the purported class acquired their CIB Marine stock at inflated prices. All defendants have moved to dismiss the action on various grounds. As a result of the filing of these motions, all discovery in this action is automatically stayed. The court has granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin. CIB Marine intends to vigorously contest class action certification and defend this action. The ultimate outcome of this action cannot be determined at this time.

     In April 2005, James Fasano and Thomas Arundel, shareholders of CIB Marine and borrowers of CIB -- Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, CIB -- Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder to induce the plaintiffs to borrow $0.5 million from CIB
 -- Chicago and invest it in Canron. Plaintiffs assert claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants' violations of lending regulations caused a decline in the plaintiffs' investment in CIB Marine. Plaintiffs seek an unspecified amount of compensatory and punitive damages, request an order requiring CIB Marine and the bank to repurchase their CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. On November 30, 2004, CIB Marine sold CIB -- Chicago.

NOTE 20 -- STOCK OPTION PLANS

     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2003, options to purchase 188,485 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.

     The following table shows activity relating to stock options.

                                                             RANGE OF
                                               NUMBER OF   OPTION PRICES   WEIGHTED AVERAGE
                                                SHARES       PER SHARE      EXERCISE PRICE
                                               ---------   -------------   ----------------
Shares under option at December 31, 2000.....  1,419,343   $ 4.95-19.11         $14.16
  Granted....................................    321,138    20.13-22.89          22.82
  Lapsed or surrendered......................    (60,600)   13.07-18.40          15.18
  Exercised..................................    (22,238)   13.07-16.23          13.71
                                               ---------   ------------         ------
Shares under option at December 31, 2001.....  1,657,643   $ 4.95-22.89         $15.81
  Granted....................................     21,099    23.22-25.08          24.30
  Lapsed or surrendered......................    (51,773)   10.87-22.89          18.93
  Exercised..................................    (93,718)    4.95-18.40           8.50
                                               ---------   ------------         ------
Shares under option at December 31, 2002.....  1,533,251   $ 4.95-25.08         $16.27
                                               =========   ============         ======
  Granted....................................         --             --             --
  Lapsed or surrendered......................    (59,201)   13.07-23.22          17.78
  Exercised..................................    (34,200)    4.95-13.07           5.89
                                               ---------   ------------         ------
Shares under option at December 31, 2003.....  1,439,850   $ 8.50-25.08         $16.45
                                               =========   ============         ======
Share exercisable at December 31, 2003.......  1,081,288   $ 8.50-25.08         $15.11
                                               =========   ============         ======

     The following table summarizes information about stock options outstanding at December 31, 2003.

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                -------------------------------------   ----------------------
                                WEIGHTED
                                AVERAGE      WEIGHTED     NUMBER      WEIGHTED
                  NUMBER       REMAINING     AVERAGE    EXERCISABLE   AVERAGE
  RANGE OF      OUTSTANDING   CONTRACTUAL    EXERCISE       AT        EXERCISE
OPTION PRICES   AT 12/31/03   LIFE (YEARS)    PRICE      12/31/03      PRICE
-------------   -----------   ------------   --------   -----------   --------
8.50-10.03..        81,000        1.0           8.50        81,000       8.50
10.03-12.54..      107,400        2.3          10.87       107,400      10.87
12.54-15.05..      378,900        4.1          13.10       378,900      13.10
15.05-17.56..      268,950        5.6          16.22       216,600      16.22
17.56-20.06..      299,112        6.6          18.42       179,448      18.42
20.06-22.57..        5,662        7.7          22.07         2,264      22.07
22.57-25.08..      298,826        8.0          22.99       115,676      22.94
------------     ---------                    ------     ---------     ------
$8.50-25.08..    1,439,850        5.4         $16.45     1,081,288     $15.11
============     =========                    ======     =========     ======

NOTE 21 -- OTHER BENEFIT PLANS

     CIB Marine provides a defined contribution 401(k) deferred compensation plan to all employees of CIB Marine and its subsidiaries who have attained age
18. Employees enter the plan on the first entrance date after their start date. Entrance dates are January 1 and July 1 of each year. The plan permits participants to make voluntary tax deferred contributions of up to the maximum permitted by law. Participants over the age of 50 are allowed to make a stated amount of additional contributions on a tax deferred basis as permitted by law. Through December 31, 2002, CIB Marine had not matched employee contributions. During 2003, CIB Marine matched employee contribution up to 1% of compensation and the total expense was $0.3 million. The administrative costs to maintain the plan are paid by the plan. In the first quarter of 2004, CIB Marine suspended the matching contribution. In the first quarter of 2005, CIB Marine reinstated and increased the matching contribution up to 3% of compensation.

     CIB Marine has an employee stock ownership plan for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2003, the plan held 205,047 shares of common stock, all of which have been allocated to participants. CIB Marine made contributions in 2003, 2002, and 2001 of $0.4 million, $0.6 million, and $0.5 million, respectively. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan. In the first quarter of 2004, CIB Marine suspended contributions to the ESOP and does not currently have any plan to reinstate such contributions.

NOTE 22 -- INCOME TAXES

     The provision for income taxes (benefits) on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                      2003         2002            2001
                                                    --------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Current tax provision (benefit):
  Federal.........................................  $(14,580)    $ 13,166         $ 4,721
  State...........................................        89         (226)            444
Deferred (benefit)................................    11,343      (10,344)          8,235
                                                    --------     --------         -------
                                                    $ (3,148)    $  2,596         $13,400
                                                    ========     ========         =======

     A reconciliation of the income tax provision (benefit) and income taxes from continuing operations, which would have been provided by applying the federal statutory rate of 35%, is as follows:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                          2003               2002             2001
                                    ----------------    --------------   --------------
                                     AMOUNT      %      AMOUNT     %     AMOUNT     %
                                    --------   -----    -------   ----   -------   ----
                                                        (AS RESTATED)    (AS RESTATED)
                                                        --------------   --------------
                                                  (DOLLARS IN THOUSANDS)
Income tax expense (benefit) at
  statutory tax rate..............  $(46,844)  (35.0)%  $ 4,272   35.0%  $13,695   35.0%
Increase (reduction) in tax rate
  resulting from:
  State income taxes, net of
     Federal Income tax effect....    (3,739)   (2.8)      (359)  (2.9)      (59)  (0.2)
  Nondeductible amortization......       275     0.2         54    0.4       116    0.3
  Tax exempt interest, net........    (1,053)   (0.8)    (1,059)  (8.7)     (900)  (2.3)
  Affordable housing credits......      (409)   (0.3)      (268)  (2.2)      (92)  (0.2)
  Valuation allowance.............    48,673    36.4        315    2.6       165    0.4
  Other, net......................       (51)   (0.1)      (359)  (2.9)      475    1.2
                                    --------   -----    -------   ----   -------   ----
                                    $ (3,148)   (2.4)%  $ 2,596   21.3%  $13,400   34.2%
                                    ========   =====    =======   ====   =======   ====

     The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets from continuing operations in the accompanying consolidated balance sheets are as follows:

                                                                  DECEMBER 31,
                                                    ----------------------------------------
                                                      2003         2002            2001
                                                    --------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Net operating losses............................  $  5,306      $   932         $   557
  Tax credit carryforwards........................     1,550           --              --
  Allowance for loan losses.......................    41,042       24,215          13,773
  Non-cash compensation...........................       352          317             493
  Deferred loan fees and other....................        --           36             970
  Goodwill and intangible assets..................     4,285           --              --
  Allowance for unfunded loan commitments.........     5,728          359              --
  Other real estate owned.........................     1,035           --              --
  Other...........................................       569          194             153
                                                    --------      -------         -------
Deferred tax assets before valuation allowance....    59,867       26,053          15,946
  Valuation allowance.............................   (48,796)        (921)           (606)
                                                    --------      -------         -------
Net deferred tax assets...........................    11,071       25,132          15,340
                                                    --------      -------         -------
Deferred tax liabilities:
  Net unrealized gain in securities available for
     sale.........................................  $    798      $ 2,849         $ 2,777
  Goodwill and intangible assets..................        --          275              --
  Deferred loan fees and other....................        19           --              --
  Fixed assets....................................     1,242          875             644
  REIT Income.....................................     7,511       11,266          12,069
  Other securities................................       393          166             264
  Other...........................................       197          296             501
                                                    --------      -------         -------
Total deferred tax liabilities....................    10,160       15,727          16,255
                                                    --------      -------         -------
Net deferred tax (liabilities)/assets.............  $    911      $ 9,405         $  (915)
                                                    ========      =======         =======

     The change in the net deferred tax assets is as follows:

                                                                  DECEMBER 31,
                                                    ----------------------------------------
                                                      2003         2002            2001)
                                                    --------   -------------   -------------
                                                               (AS RESTATED)   (AS RESTATED)
                                                             (DOLLARS IN THOUSANDS)
Deferred tax benefits (expenses) included in
  provision.......................................  $(11,343)     $10,344         $(8,235)
Deferred taxes of acquired subsidiaries...........        --           --             219
Purchase accounting deferred tax adjustments......        --           48              --
Deferred tax included in other comprehensive
  income..........................................     2,051          (72)         (1,299)
Valuation allowance against deferred tax in other
  comprehensive income............................       798           --              --
                                                    --------      -------         -------
  Total increase (decrease) in net deferred tax
     assets.......................................  $ (8,494)     $10,320         $(9,315)
                                                    ========      =======         =======

     With respect to continuing and discontinued operations, there were U.S. Federal net operating loss, capital loss and charitable contribution carryforwards of approximately $21.6 million and $13.7 million in 2003 and 2002, respectively, and state net operating loss, capital loss and charitable contribution carryforwards of approximately $101.2 million and $46.5 million in 2003 and 2002, respectively. The net operating loss carryforwards will expire in varying amounts between 2007 and 2023. $13.5 million of the U.S. Federal and $22.4 million of the state net operating loss carryforwards were acquired in connection with the Canron acquisition. Canron had total U.S. Federal loss carryforwards of $13.4 million in 2003 and 2002, and state loss carryforwards of $31.6 million and $28.4 million in 2003 and 2002, respectively. In addition, there were $2.1 million of capital loss carryforwards in 2003, of which $1.7 million is attributable to Canron. The capital loss carryforwards expire in 2008.

     In addition, CIB Marine had AMT credit carryforwards of $1.0 million and $0.1 million in 2003 and 2002, respectively. $0.1 million of the AMT credit carryforward was acquired in connection with the Canron acquisition. There were also $0.7 million of General Business Credit carryforwards in 2003 which will expire in varying amounts between 2007 and 2008.

     Realization of the net deferred tax assets over time is dependent upon the existence of taxable income in carryback periods or CIB Marine generating sufficient taxable earnings in future periods. In determining that realization of the net deferred tax asset was more likely than not, CIB Marine gave consideration to a number of factors including its recent earnings history, its expectations for earnings in the future, including tax planning strategies, and where applicable, the expiration dates associated with tax carryforwards.

     Due to the significant losses in 2003 and the expectation of additional losses in 2004, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2003 will be realized in their entirety. Therefore, a valuation allowance has been provided by way of a charge to federal and state tax expense to reduce the net federal and state deferred tax asset to an amount equal to U.S. Federal loss carryback potential as of December 31, 2003. There is no state loss carryback potential.

     In 2002 and 2001, valuation allowances have been established against state deferred tax assets for those entities which have state net operating loss carryforwards in which management believes that it is not more likely than not that the state deferred tax assets will be realized.

     The net deferred tax asset before valuation allowance of discontinued operations as of December 31, 2003 and 2002 was $8.2 million, respectively. Management does not believe that it is more likely than not that these net deferred assets will be realized in their entirety. Therefore, valuation allowances have been set up against these net deferred tax assets in the amount of $8.2 million and $4.0 million for 2003 and 2002, respectively.

     Like many financial institutions with banking operations in Wisconsin, CIB Marine's Wisconsin bank subsidiary transferred securities and loans to an out-of-state subsidiary. The Nevada investment subsidiary holds and manages those assets. The investment subsidiary does not file tax returns with, or pay income taxes to, the State of Wisconsin. The Wisconsin Department of Revenue
(WDOR) implemented a program in 2003 to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin. The WDOR has generally indicated that it intends to assess income taxes on certain income of out-of-state investment subsidiaries of Wisconsin financial institutions. CIB Marine received a Notice of Audit from WDOR in 2003 that covered 2000 and 2001 and related primarily to the issue of income of the Nevada subsidiary. During 2004, WDOR offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The WDOR has not issued an assessment to CIB Marine's Wisconsin bank subsidiary, but the WDOR has stated it will do so if the matter is not settled.

     CIB Marine believes it complied with Wisconsin law and that it is not liable for any taxes or interest that the WDOR may claim. At December 31, 2003, CIB Marine has an accrued liability including interest and net of state net operating losses of $0.1 million. CIB Marine has not made a decision as to whether it will contest the matter or settle with the WDOR, however, CIB Marine does not expect resolution of this matter to have a material effect on its consolidated financial position, results of operations or cash flows beyond the amounts accrued.

NOTE 23 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107).

                                                                 DECEMBER 31, 2003
                                                              -----------------------
                                                               CARRYING    ESTIMATED
                                                                AMOUNT     FAIR VALUE
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.................................  $  120,426   $  120,426
  Loans held for sale.......................................      16,735       16,735
  Securities available for sale.............................     637,356      637,356
  Loans, net................................................   2,250,169    2,273,718
  Accrued interest receivable...............................      12,762       12,762
Financial liabilities:
  Deposit liabilities.......................................   2,821,218    2,848,210
  Short-term borrowings.....................................      92,601       92,601
  Long-term borrowings......................................      46,276       47,401
  Junior subordinated debentures............................      61,857       67,871
  Accrued interest payable..................................       9,399        9,399

                                                                DECEMBER 31, 2003
                                                       -----------------------------------
                                                       CONTRACTUAL
                                                       OR NOTIONAL   CARRYING   ESTIMATED
                                                         AMOUNT       AMOUNT    FAIR VALUE
                                                       -----------   --------   ----------
                                                             (DOLLARS IN THOUSANDS)
Off-Balance Sheet Items:
  Commitments to extend credit.......................   $469,664     $     --    $     --
  Commitments to extend mortgage loans to be held for
     sale............................................     67,697          239         239
  Standby letters of credit..........................     98,733      (16,009)    (16,009)
  Interest rate swap agreements......................     76,100        3,568       3,568
  Forward sale agreements............................     82,892         (156)       (156)

     An accrued liability for probable losses on unfunded commitments to extend credit and standby letters of credit totaled $15.7 million at December 31, 2003.

                                                                 DECEMBER 31, 2002
                                                              -----------------------
                                                               CARRYING    ESTIMATED
                                                                AMOUNT     FAIR VALUE
                                                              ----------   ----------
                                                                   (AS RESTATED)
                                                              (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.................................  $   93,991   $   93,991
  Loans held for sale.......................................     229,554      229,554
  Securities available for sale.............................     516,744      516,744
  Loans, net................................................   2,638,884    2,672,525
  Accrued interest receivable...............................      16,669       16,669
Financial liabilities:
  Deposit liabilities.......................................   2,848,404    2,897,046
  Short-term borrowings.....................................     386,945      386,945
  Long-term borrowings......................................      47,141       48,976
  Guaranteed trust preferred securities.....................      60,000       66,320
  Accrued interest payable..................................      11,113       11,113

                                                                 DECEMBER 31, 2002
                                                        -----------------------------------
                                                        CONTRACTUAL
                                                        OR NOTIONAL   CARRYING   ESTIMATED
                                                          AMOUNT       AMOUNT    FAIR VALUE
                                                        -----------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
Off-Balance Sheet Items:
  Commitments to extend credit........................   $623,921     $    --     $    --
  Commitments to extend mortgage loans to be held for
     sale.............................................    275,656       2,273       2,273
  Standby letters of credit...........................    108,584      (1,408)     (1,408)
  Interest rate swap agreements.......................    134,250       5,749       5,749
  Forward sale agreements.............................    507,771      (4,188)     (4,188)

                                                                 DECEMBER 31, 2001
                                                              -----------------------
                                                               CARRYING    ESTIMATED
                                                                AMOUNT     FAIR VALUE
                                                              ----------   ----------
                                                                   (AS RESTATED)
                                                              (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.................................  $   59,000   $   59,000
  Loans held for sale.......................................      34,473       34,473
  Securities available for sale.............................     120,507      120,507
  Loans, net................................................   2,346,190    2,374,027
  Accrued interest receivable...............................      16,993       16,993
Financial liabilities:
  Deposit liabilities.......................................   2,269,710    2,287,168
  Short-term borrowings.....................................     319,883      319,905
  Long-term borrowings......................................      61,987       62,718
  Guaranteed trust preferred securities.....................      40,000       40,918
  Accrued interest payable..................................      11,334       11,334

                                                                 DECEMBER 31, 2001
                                                        -----------------------------------
                                                        CONTRACTUAL
                                                        OR NOTIONAL   CARRYING   ESTIMATED
                                                          AMOUNT       AMOUNT    FAIR VALUE
                                                        -----------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
Off-Balance Sheet Items:
  Commitments to extend credit........................   $570,882     $    --     $    --
  Commitments to extend mortgage loans to be held for
     sale.............................................    102,746      (1,585)     (1,585)
  Standby letters of credit...........................     95,078         848         848
  Interest rate swap agreements.......................     55,000       1,920       1,920
  Forward sale agreements.............................    137,041       2,950       2,950

     An accrued liability for probable losses on unfunded commitments to extend credit and standby letters of credit totaled $1 million at December 31, 2002.

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

  AVAILABLE FOR SALE SECURITIES

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

  LOANS RECEIVABLE

     For loans that reprice frequently, the carrying value approximates their value. The fair values of all other loans receivable were estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and maturities. The carrying value and the fair value of loans receivable is net of the allowance for loan losses.

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

  SHORT-TERM BORROWINGS

     The carrying value of short-term borrowings payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, short-term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, U.S. Treasury tax and loan notes, lines of credit, commercial paper and other similar borrowings.

  LONG-TERM BORROWINGS

     The carrying value of long-term borrowings payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, long-term borrowings are those borrowings with stated final maturity of more than one year, including Federal Home Loan Bank advances with stated final maturity of more than one year. Notwithstanding their stated final maturity of more than one year, guaranteed trust preferred securities are excluded from long-term borrowings.

  JUNIOR SUBORDINATED DEBENTURES AND GUARANTEED TRUST PREFERRED SECURITIES

     The estimated fair value of junior subordinated debentures and guaranteed trust preferred securities is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt.

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

     The fair value of letters of credit and unused and open ended lines of credit have been estimated based on the equivalent fees, net of expenses, that are or would be charged for comparable transactions. The carrying value of standby letters of credit represents the unearned fees charged for those commitments plus accrued amounts for probable losses.

     The fair value of forward sale agreements represents the fair value of conditional forward contracts entered into to sell mortgage loans, and is related to CIB Marine's mortgage banking activities. The fair value is based upon quoted market prices, when available. If a quoted market price is not available, fair value is based upon an estimate of the fair value of the forward rate agreement given current interest rates for contracts with similar notional value, and underlying assets.

NOTE 24 -- BUSINESS SEGMENTS

                                                AT OR FOR THE YEAR ENDED DECEMBER 31, 2003
                                      ---------------------------------------------------------------
                                                                                         CONSOLIDATED
                                                                                         INCOME FROM
                                       GENERAL     MORTGAGE               INTERCOMPANY    CONTINUING
                                       BANKING     BANKING    CORPORATE   ELIMINATIONS    OPERATIONS
                                      ----------   --------   ---------   ------------   ------------
                                                          (DOLLARS IN THOUSANDS)
Net interest income (loss)..........  $  106,090   $ 3,120    $ (5,864)     $     26      $  103,372
Provision for credit losses.........     160,593        --          --            --         160,593
                                      ----------   -------    --------      --------      ----------
Net interest income (loss) after
  provision for credit losses.......     (54,503)    3,120      (5,864)           26         (57,221)
Noninterest income..................       6,536     9,520      23,558       (20,683)         18,931
Noninterest expense.................      79,417     8,297      28,494       (20,657)         95,551
                                      ----------   -------    --------      --------      ----------
Income (loss) from continuing
  operations before income taxes....    (127,384)    4,343     (10,800)           --        (133,841)
Income tax expense (benefit)........      (9,210)    1,441       4,621            --          (3,148)
                                      ----------   -------    --------      --------      ----------
  Net income (loss) from continuing
     operations.....................  $ (118,174)  $ 2,902    $(15,421)     $     --      $ (130,693)
                                      ==========   =======    ========      ========      ==========
Identifiable assets from continuing
  operations........................  $3,179,837   $19,798    $ 10,962      $(53,416)     $3,157,181
Assets of companies held for
  disposal..........................      31,348        --          --        (2,292)         29,056
                                      ----------   -------    --------      --------      ----------
Total identifiable assets...........  $3,211,185   $19,798    $ 10,962      $(55,708)     $3,186,237
                                      ==========   =======    ========      ========      ==========

                                               AT OR FOR THE YEAR ENDED DECEMBER 31, 2002
                                     ---------------------------------------------------------------
                                                                                        CONSOLIDATED
                                                                                        INCOME FROM
                                      GENERAL     MORTGAGE               INTERCOMPANY    CONTINUING
                                      BANKING     BANKING    CORPORATE   ELIMINATIONS    OPERATIONS
                                     ----------   --------   ---------   ------------   ------------
                                                              (AS RESTATED)
                                                         (DOLLARS IN THOUSANDS)
Net interest income (loss).........  $  110,062   $  1,713   $ (5,187)    $      78      $  106,666
Provision for credit losses........      46,510         --         --            --          46,510
                                     ----------   --------   --------     ---------      ----------
Net interest income after provision
  for credit losses................      63,552      1,713     (5,187)           78          60,156
Noninterest income.................      11,662      4,943     16,728       (16,800)         16,533
Noninterest expense................      54,730      4,850     21,626       (16,722)         64,484
                                     ----------   --------   --------     ---------      ----------
Income (loss) from continuing
  operations before income taxes...      20,484      1,806    (10,085)           --          12,205
Income tax expense (benefit).......       6,261        600     (4,265)           --           2,596
                                     ----------   --------   --------     ---------      ----------
  Net income (loss) from continuing
     operations....................  $   14,223   $  1,206   $ (5,820)    $      --      $    9,609
                                     ==========   ========   ========     =========      ==========
Identifiable assets from continuing
  operations.......................  $3,447,149   $233,112   $ 14,194     $(117,024)     $3,577,431
Assets of companies held for
  disposal.........................      73,274         --         --            --          73,274
                                     ----------   --------   --------     ---------      ----------
Total identifiable assets..........  $3,520,423   $233,112   $ 14,194     $(117,024)     $3,650,705
                                     ==========   ========   ========     =========      ==========

                                                AT OR FOR THE YEAR ENDED DECEMBER 31, 2001
                                      ---------------------------------------------------------------
                                                                                         CONSOLIDATED
                                                                                         INCOME FROM
                                       GENERAL     MORTGAGE               INTERCOMPANY    CONTINUING
                                       BANKING     BANKING    CORPORATE   ELIMINATIONS    OPERATIONS
                                      ----------   --------   ---------   ------------   ------------
                                                               (AS RESTATED)
                                                          (DOLLARS IN THOUSANDS)
Net interest income (loss)..........  $   91,079   $   565     $(4,398)     $     36      $   87,282
Provision for credit losses.........      14,395        --          --            --          14,395
                                      ----------   -------     -------      --------      ----------
Net interest income after provision
  for credit losses.................      76,684       565      (4,398)           36          72,887
Noninterest income..................      12,543     5,253      12,460       (12,637)         17,619
Noninterest expense.................      44,953     2,848      16,177       (12,601)         51,377
                                      ----------   -------     -------      --------      ----------
Income (loss) from continuing
  operations before income taxes....      44,274     2,970      (8,115)           --          39,129
Income tax expense (benefit)........      14,849     1,152      (2,601)           --          13,400
                                      ----------   -------     -------      --------      ----------
  Net income (loss) from continuing
     operations.....................  $   29,425   $ 1,818     $(5,514)     $     --      $   25,729
                                      ==========   =======     =======      ========      ==========
Identifiable assets from continuing
  operations........................  $2,909,195   $37,839     $20,654      $(32,981)     $2,934,707
Assets of companies held for
  disposal..........................       7,311        --          --            --           7,311
                                      ----------   -------     -------      --------      ----------
Total identifiable assets...........  $2,916,506   $37,839     $20,654      $(32,981)     $2,942,018
                                      ==========   =======     =======      ========      ==========

NOTE 25 -- PARENT COMPANY FINANCIAL STATEMENTS

     The condensed financial statements of the parent company only, are presented as follows:

                            CONDENSED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                            ----------------------------------------
                                                              2003         2002            2001
                                                            --------   -------------   -------------
                                                                       (AS RESTATED)   (AS RESTATED)
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks...................................  $  1,341     $    513        $    751
Investments in subsidiaries...............................   184,203      329,558         279,186
Loans.....................................................        --           --           2,738
Loans to subsidiaries.....................................     8,561        5,553          13,590
Premises and equipment, net...............................     1,802        1,171             780
Foreclosed properties.....................................     1,438        1,938              --
Other investments.........................................     6,120        5,734           5,211
Other assets..............................................     2,317        4,341           2,122
                                                            --------     --------        --------
  Total Assets............................................  $205,782     $348,808        $304,378
                                                            ========     ========        ========


LIABILITIES
Short-term borrowings.....................................  $ 23,595     $ 36,811        $ 29,662
Accrued interest payable..................................     1,850        1,417           1,392
Accrued income taxes......................................     2,096           --           1,257
Junior subordinated debentures............................    61,857       61,857          41,238
Other liabilities.........................................     7,861        1,160           1,004
                                                            --------     --------        --------
  Total Liabilities.......................................    97,259      101,245          74,553
                                                            --------     --------        --------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; 5,000,000 shares
  authorized, none issued.................................        --           --              --
Common stock, $1 par value; 50,000,000 shares authorized,
  18,346,442, 18,312,242 and 17,876,752 issued and
  outstanding, respectively...............................    18,346       18,312          17,877
Capital surplus...........................................   158,163      157,783         148,972
Retained earnings (deficit)...............................   (62,759)      74,889          66,082
Accumulated other comprehensive income, net...............     2,184        4,516           4,331
Receivables from sale of stock............................    (5,208)      (7,937)         (7,437)
Treasury stock at cost, 86,611 shares acquired............    (2,203)          --              --
                                                            --------     --------        --------
  Total Stockholders' Equity..............................   108,523      247,563         229,825
                                                            --------     --------        --------
  Total Liabilities and Stockholders' Equity..............  $205,782     $348,808        $304,378
                                                            ========     ========        ========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                             2003          2002            2001
                                                           ---------   -------------   -------------
                                                                       (AS RESTATED)   (AS RESTATED)
                                                                    (DOLLARS IN THOUSANDS)
INTEREST AND DIVIDEND INCOME
Dividends from subsidiaries..............................  $  22,250      $ 1,300         $ 2,133
Loan interest from subsidiaries..........................        298          258              60
Other....................................................         --           --             180
                                                           ---------      -------         -------
  Total interest and dividend income.....................     22,548        1,558           2,373
INTEREST EXPENSE
Short-term borrowings....................................        965          922             615
Junior subordinated debentures...........................      5,198        4,523           4,024
                                                           ---------      -------         -------
     Total interest expense..............................      6,163        5,445           4,639
                                                           ---------      -------         -------
       Net interest income (loss)........................     16,385       (3,887)         (2,266)
Provision for credit losses..............................         --          800              --
                                                           ---------      -------         -------
  Net interest income (loss) after provision for credit
     losses..............................................     16,385       (4,687)         (2,266)
                                                           ---------      -------         -------
NONINTEREST INCOME
Equity in undistributed earnings (loss) of
  subsidiaries...........................................   (144,093)      13,952          29,228
Fees from subsidiaries...................................     11,267        8,915           7,062
Other income.............................................      2,884          317              99
                                                           ---------      -------         -------
     Total noninterest income (loss).....................   (129,942)      23,184          36,389
                                                           ---------      -------         -------
NONINTEREST EXPENSE
Compensation and employee benefits.......................     12,570       10,421           8,024
Equipment................................................        678          443             340
Occupancy and premises...................................        827        1,043             629
Professional services....................................        769          454             515
Write down and losses on assets..........................      2,406           --              --
Other....................................................      2,323        1,918           1,489
                                                           ---------      -------         -------
     Total noninterest expense...........................     19,573       14,279          10,997
                                                           ---------      -------         -------
Income (loss) before income taxes........................   (133,130)       4,218          23,126
Income tax expense (benefit).............................      4,518       (4,589)         (2,603)
                                                           ---------      -------         -------
     NET INCOME (LOSS)...................................  $(137,648)     $ 8,807         $25,729
                                                           =========      =======         =======

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                             2003          2002            2001
                                                           ---------   -------------   -------------
                                                                       (AS RESTATED)   (AS RESTATED)
                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................  $(137,648)    $  8,807        $ 25,729
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Equity in undistributed (earnings) loss of
     subsidiaries........................................    144,093      (13,952)        (29,228)
  Depreciation and amortization..........................        454          260             194
  Provision for credit losses............................         --          800              --
  Deferred tax expense (benefit).........................      6,570          (77)            642
  Write down and losses on assets........................      2,406           --              --
  Loss on sale of other assets...........................          2           --             229
  (Increase) decrease in interest receivable and other
     assets..............................................     (3,107)      (1,460)            202
  Increase (decrease) in interest payable and other
     liabilities.........................................      4,880       (1,693)            436
                                                           ---------     --------        --------
     Net cash provided by (used in) operating
       activities........................................     17,650       (7,315)         (1,796)
                                                           ---------     --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in investment in limited
     partnerships and other investments..................        899         (301)         (2,269)
  Net (increase) decrease in loans.......................     (3,008)       8,537         (11,248)
  Net increase in investment in subsidiaries.............    (23,081)     (37,258)        (16,510)
  Dividends received from subsidiaries...................     22,250        1,300           2,133
  Proceeds from sale of fixed assets.....................         --           --              59
  Capital expenditures...................................     (1,080)        (646)           (413)
                                                           ---------     --------        --------
     Net cash used in investing activities...............     (4,020)     (28,368)        (28,248)
                                                           ---------     --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of junior subordinated debt.....         --       19,550          14,550
  Proceeds from issuance of common stock.................         --        7,436           3,650
  Proceeds from stock options exercised..................        414        1,310             307
  Proceeds paid for merger dissenters shares.............         --           --            (238)
  Net increase (decrease) in short-term borrowings.......    (13,216)       7,149          11,619
                                                           ---------     --------        --------
     Net cash (used in) provided by financing
       activities........................................    (12,802)      35,445          29,888
                                                           ---------     --------        --------
Net increase (decrease) in cash and cash equivalents.....        828         (238)           (156)
Cash and cash equivalents, beginning of year.............        513          751             907
                                                           ---------     --------        --------
Cash and cash equivalents, end of year...................  $   1,341     $    513        $    751
                                                           =========     ========        ========

NOTE 26 -- QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                         SECOND        THIRD      FOURTH
                                      FIRST QUARTER      QUARTER      QUARTER    QUARTER      TOTAL
                                      -------------   -------------   --------   --------   ---------
                                      (AS RESTATED)   (AS RESTATED)
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
2003
Total interest income...............     $51,164        $ 50,505      $ 45,713   $ 42,175   $ 189,557
Total interest expense..............      23,106          22,705        21,074     19,300      86,185
                                         -------        --------      --------   --------   ---------
Net interest income.................      28,058          27,800        24,639     22,875     103,372
Provision for credit losses.........      24,640          34,910        75,010     26,033     160,593
                                         -------        --------      --------   --------   ---------
Net interest income after provision
  for credit losses.................       3,418          (7,110)      (50,371)    (3,158)    (57,221)
Gain on investment securities,
  net...............................          --              --            --         --          --
Other noninterest income............       5,881           5,031         4,830      3,189      18,931
Impairment of goodwill and other
  intangible assets(1)..............          --              --            --     14,359      14,359
Other noninterest expense...........      18,067          18,265        20,414     24,446      81,192
                                         -------        --------      --------   --------   ---------
Loss from continuing operations
  before income taxes...............      (8,768)        (20,344)      (65,955)   (38,774)   (133,841)
Income tax expense (benefit)(2).....      (3,566)         (7,968)        6,023      2,363      (3,148)
                                         -------        --------      --------   --------   ---------
LOSS FROM CONTINUING OPERATIONS.....      (5,202)        (12,376)      (71,978)   (41,137)   (130,693)
Discontinued operations(3)
  Net income (loss) from
     discontinued operations........        (380)         (3,006)       (5,191)     1,622      (6,955)
                                         -------        --------      --------   --------   ---------
  NET LOSS..........................     $(5,582)       $(15,382)     $(77,169)  $(39,515)  $(137,648)
                                         =======        ========      ========   ========   =========
EARNINGS PER SHARE:
Basic
  Loss from continuing operations...     $ (0.28)       $  (0.68)     $  (3.94)  $  (2.25)  $   (7.15)
  Discontinued operations...........       (0.02)          (0.16)        (0.29)      0.09       (0.38)
                                         -------        --------      --------   --------   ---------
  Net loss..........................     $ (0.30)       $  (0.84)     $  (4.23)  $  (2.16)  $   (7.53)
                                         =======        ========      ========   ========   =========
Diluted
  Loss from continuing operations...     $ (0.28)       $  (0.68)     $  (3.94)  $  (2.25)  $   (7.15)
  Discontinued operations...........       (0.02)          (0.16)        (0.29)      0.09       (0.38)
                                         -------        --------      --------   --------   ---------
  Net loss..........................     $ (0.30)       $  (0.84)     $  (4.23)  $  (2.16)  $   (7.53)
                                         =======        ========      ========   ========   =========

---------------

(1) In the fourth quarter of 2003, CIB Marine wrote off $14.4 million in goodwill and other intangibles. See Note 8 -- Intangible Assets for further information.

(2) In the third and fourth quarter of 2003, a valuation allowance was provided by way of a charge to tax expense to reduce the net deferred tax assets. See
    Note 22 -- Income Taxes for further information.

(3) In the fourth quarter of 2003, CIB Marine recorded a $1.1 million recovery on impairment losses recognized during prior quarters and a $0.5 million tax benefit.

RESTATEMENT ADJUSTMENTS(1):

                                                         FIRST        SECOND
                                                        QUARTER      QUARTER       TOTAL
                                                       ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE
                                                                      DATA)
2003
Total interest income................................   $   (561)    $ (1,295)    $ (1,856)
Total interest expense...............................         --           --           --
                                                        --------     --------     --------
Net interest income..................................       (561)      (1,295)      (1,856)
Provision for credit losses..........................     15,418       24,535       39,953
                                                        --------     --------     --------
Net interest income after provision for credit
  losses.............................................    (15,979)     (25,830)     (41,809)
Gain on investment securities, net...................         --           --           --
Other noninterest income.............................       (155)        (163)        (318)
Impairment of goodwill and other intangible assets...         --           --           --
Other noninterest expense............................         21           21           42
                                                        --------     --------     --------
Loss from continuing operations before income
  taxes..............................................    (16,155)     (26,014)     (42,169)
Income tax (benefit).................................     (5,923)      (9,697)     (15,620)
                                                        --------     --------     --------
LOSS FROM CONTINUING OPERATIONS......................    (10,232)     (16,317)     (26,549)
Discontinued operations
  Net loss from discontinued operations..............         --           --           --
  NET LOSS...........................................   $(10,232)    $(16,317)    $(26,549)
                                                        ========     ========     ========
EARNINGS PER SHARE:
Basic
  Loss from continuing operations....................   $  (0.55)    $  (0.90)    $  (1.45)
  Discontinued operations............................         --           --           --
                                                        --------     --------     --------
  Net loss...........................................   $  (0.55)    $  (0.90)    $  (1.45)
                                                        ========     ========     ========
Diluted
  Loss from continuing operations....................   $  (0.55)    $  (0.90)    $  (1.45)
  Discontinued operations............................         --           --           --
                                                        --------     --------     --------
  Net loss...........................................   $  (0.55)    $  (0.90)    $  (1.45)
                                                        ========     ========     ========

AS PREVIOUSLY REPORTED:

                                                          FIRST    SECOND
                                                         QUARTER   QUARTER    TOTAL
                                                         -------   -------   --------
                                                            (DOLLARS IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
2003
Total interest income..................................  $51,725   $51,800   $103,525
Total interest expense.................................   23,106    22,705     45,811
                                                         -------   -------   --------
Net interest income....................................   28,619    29,095     57,714
Provision for credit losses............................    9,222    10,375     19,597
                                                         -------   -------   --------
Net interest income after provision for credit
  losses...............................................   19,397    18,720     38,117
Gain on investment securities, net.....................       --        --         --
Other noninterest income...............................    6,036     5,194     11,230
Impairment of goodwill and other intangible assets.....       --        --         --
Other noninterest expense..............................   18,046    18,244     36,290
                                                         -------   -------   --------
Loss from continuing operations before income taxes....    7,387     5,670     13,057
Income tax expense.....................................    2,357     1,729      4,086
                                                         -------   -------   --------
LOSS FROM CONTINUING OPERATIONS........................    5,030     3,941      8,971
Discontinued operations
  Net loss from discontinued operations................     (380)   (3,006)    (3,386)
                                                         -------   -------   --------
  NET LOSS.............................................  $ 4,650   $   935   $  5,585
                                                         =======   =======   ========
EARNINGS PER SHARE:
Basic
  Loss from continuing operations......................  $  0.27   $  0.22   $   0.49
  Discontinued operations..............................    (0.02)    (0.17)     (0.19)
                                                         -------   -------   --------
  Net loss.............................................  $  0.25   $  0.05   $   0.30
                                                         =======   =======   ========
Diluted
  Loss from continuing operations......................  $  0.27   $  0.22   $   0.49
  Discontinued operations..............................    (0.02)    (0.17)     (0.19)
                                                         -------   -------   --------
  Net loss.............................................  $  0.25   $  0.05   $   0.30
                                                         =======   =======   ========

RESTATED:

                                               FIRST    SECOND     THIRD    FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                              -------   -------   -------   -------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
2002
Total interest income.......................  $48,392   $51,064   $51,903   $52,642   $204,001
Total interest expense......................   23,619    24,275    24,748    24,693     97,335
                                              -------   -------   -------   -------   --------
Net interest income.........................   24,773    26,789    27,155    27,949    106,666
Provision for credit losses.................    3,966     8,086    13,459    20,999     46,510
                                              -------   -------   -------   -------   --------
Net interest income after provision for
  credit losses.............................   20,807    18,703    13,696     6,950     60,156
Gain on investment securities, net..........    1,104       992     1,031        --      3,127
Other noninterest income....................    3,393     3,643     3,132     3,238     13,406
Noninterest expense.........................   14,561    16,047    17,439    16,437     64,484
                                              -------   -------   -------   -------   --------
Income from continuing operations before
  income taxes..............................   10,743     7,291       420    (6,249)    12,205
Income tax expense (benefit)................    3,754     2,300      (605)   (2,853)     2,596
                                              -------   -------   -------   -------   --------
INCOME FROM CONTINUING OPERATIONS...........    6,989     4,991     1,025    (3,396)     9,609
Discontinued operations
  Net loss from discontinued operations.....       --        --        --      (802)      (802)
                                              -------   -------   -------   -------   --------
  NET INCOME................................  $ 6,989   $ 4,991   $ 1,025   $(4,198)  $  8,807
                                              =======   =======   =======   =======   ========
EARNINGS PER SHARE:
Basic
  Income from continuing operations.........  $  0.39   $  0.27   $  0.06   $ (0.18)  $   0.53
  Discontinued operations...................       --        --        --     (0.05)     (0.05)
                                              -------   -------   -------   -------   --------
  Net income................................  $  0.39   $  0.27   $  0.06   $ (0.23)  $   0.48
                                              =======   =======   =======   =======   ========
Diluted
  Income from continuing operations.........  $  0.38   $  0.27   $  0.05   $ (0.18)  $   0.52
  Discontinued operations...................       --        --        --     (0.05)     (0.05)
                                              -------   -------   -------   -------   --------
  Net income................................  $  0.38   $  0.27   $  0.05   $ (0.23)  $   0.47
                                              =======   =======   =======   =======   ========

RESTATEMENT ADJUSTMENTS(1):

                                                 FIRST    SECOND     THIRD    FOURTH
                                                QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                -------   -------   -------   -------   --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
2002
Total interest income.........................   $(32)    $  (42)   $   (45)  $   (72)  $   (191)
Total interest expense........................     --         --         --        --         --
                                                 ----     ------    -------   -------   --------
Net interest income...........................    (32)       (42)       (45)      (72)      (191)
Provision for credit losses...................    (15)       305      1,745     8,750     10,785
                                                 ----     ------    -------   -------   --------
Net interest income after provision for credit
  losses......................................    (17)      (347)    (1,790)   (8,822)   (10,976)
Gain on investment securities, net............     --         --         --        --         --
Other noninterest income......................     --         --         --        --         --
Noninterest expense...........................     --         --         --        --         --
                                                 ----     ------    -------   -------   --------
Income from continuing operations before
  income taxes................................    (17)      (347)    (1,790)   (8,822)   (10,976)
Income tax expense (benefit)..................    (54)      (129)      (590)   (3,379)    (4,152)
                                                 ----     ------    -------   -------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS......     37       (218)    (1,200)   (5,443)    (6,824)
Discontinued operations
  Net loss from discontinued operations.......     --         --         --        --         --
                                                 ----     ------    -------   -------   --------
  NET INCOME (LOSS)...........................   $ 37     $ (218)   $(1,200)  $(5,443)  $ (6,824)
                                                 ====     ======    =======   =======   ========
EARNINGS PER SHARE:
Basic
  Income from continuing operations...........   $ --     $(0.02)   $ (0.06)  $ (0.30)  $  (0.38)
  Discontinued operations.....................     --         --         --        --         --
                                                 ----     ------    -------   -------   --------
  Net income..................................   $ --     $(0.02)   $ (0.06)  $ (0.30)  $  (0.38)
                                                 ====     ======    =======   =======   ========
Diluted
  Income from continuing operations...........   $ --     $(0.01)   $ (0.07)  $ (0.29)  $  (0.37)
  Discontinued operations.....................     --         --         --        --         --
                                                 ----     ------    -------   -------   --------
  Net income..................................   $ --     $(0.01)   $ (0.07)  $ (0.29)  $  (0.37)
                                                 ====     ======    =======   =======   ========

AS PREVIOUSLY REPORTED:

                                               FIRST    SECOND     THIRD    FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                              -------   -------   -------   -------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
2002
Total interest income.......................  $48,424   $51,106   $51,948   $52,714   $204,192
Total interest expense......................   23,619    24,275    24,748    24,693     97,335
                                              -------   -------   -------   -------   --------
Net interest income.........................   24,805    26,831    27,200    28,021    106,857
Provision for credit losses.................    3,981     7,781    11,714    12,249     35,725
                                              -------   -------   -------   -------   --------
Net interest income after provision for
  credit losses.............................   20,824    19,050    15,486    15,772     71,132
Gain on investment securities, net..........    1,104       992     1,031        --      3,127
Other noninterest income....................    3,393     3,643     3,132     3,238     13,406
Noninterest expense.........................   14,561    16,047    17,439    16,437     64,484
                                              -------   -------   -------   -------   --------
Income from continuing operations before
  income taxes..............................   10,760     7,638     2,210     2,573     23,181
Income tax expense (benefit)................    3,808     2,429       (15)      526      6,748
                                              -------   -------   -------   -------   --------
INCOME FROM CONTINUING OPERATIONS...........    6,952     5,209     2,225     2,047     16,433
Discontinued operations
  Net loss from discontinued operations.....       --        --        --      (802)      (802)
                                              -------   -------   -------   -------   --------
  NET INCOME................................  $ 6,952   $ 5,209   $ 2,225   $ 1,245   $ 15,631
                                              =======   =======   =======   =======   ========
EARNINGS PER SHARE:
Basic
  Income from continuing operations.........  $  0.39   $  0.29   $  0.12   $  0.12   $   0.91
  Discontinued operations...................       --        --        --     (0.05)     (0.05)
                                              -------   -------   -------   -------   --------
  Net income................................  $  0.39   $  0.29   $  0.12   $  0.07   $   0.86
                                              =======   =======   =======   =======   ========
Diluted
  Income from continuing operations.........  $  0.38   $  0.28   $  0.12   $  0.11   $   0.88
  Discontinued operations...................       --        --        --     (0.04)     (0.04)
                                              -------   -------   -------   -------   --------
  Net income................................  $  0.38   $  0.28   $  0.12   $  0.07   $   0.84
                                              =======   =======   =======   =======   ========

---------------

(1) Quarters ending prior to September 30, 2003 have been restated. See Note 2 -- Restatement for further information.

NOTE 27 -- SUBSEQUENT EVENTS

SALE OF CIB -- CHICAGO

     In November 2004, CIB Marine sold CIB -- Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB -- Chicago's interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. In connection with the sale of CIB -- Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine's trust preferred securities. CIB Marine also represented to the purchaser that for the 2004 tax year, the sum of certain tax benefits, such as gross built-in losses and Federal net operating loss carry forwards, would not be less than $60 million for CIB -- Chicago. CIB Marine agreed to indemnify the purchaser for any losses arising out of a breach of this representation and certain other customary representations and warranties. No claims have been made by the purchaser related to this indemnification obligation. At the time of sale, CIB -- Chicago operated 16 banking facilities in the Chicago metropolitan area and had approximately $1.2 billion in assets and $1.1 billion in deposits. The sale of CIB -- Chicago reduced consolidated loan totals by $682.8 million, nonaccrual loans by $60.3 million and the allowance for loan loss by $38.1 million.

     CIB Marine used $23.6 million of the proceeds to repay all indebtedness under CIB Marine's revolving line of credit and injected $15.0 million of new capital into Central Illinois Bank. The balance of the proceeds is being utilized to help fund ongoing operations. The sale resulted in a pre-tax gain for financial statement purposes of approximately $15.2 million. The total consolidated assets of CIB Marine immediately after the sale were approximately $1.4 billion. The Grand Cayman Islands branch banking facility of CIB -- Chicago, which was established to accept Eurodollar deposits, was closed in conjunction with the sale of the bank.

SALE AND WIND DOWN OF NONBANK SUBSIDIARIES

     During 2004, CIB Marine divested itself of certain nonbank subsidiaries and commenced the wind down of certain other nonbank subsidiaries in order to more narrowly focus its resources on its core commercial and retail banking strategies.

     CIB Marine Commercial Finance, LLC. In June 2004, CIB -- Chicago sold to an unrelated party substantially all of the business assets and the business of its factoring subsidiary, CIB Marine Commercial Finance LLC. The pre-tax gain on the sale of this operation was $0.2 million. Total assets were $10.9 million at the time of sale. This company was fully dissolved in November 2004.

     Mortgage Services, Inc. During the third quarter of 2004, CIB Marine sold to unrelated parties substantially all of the assets and operations of Mortgage Services, Inc. The sale of the operations was accomplished through two separate transactions and resulted in a combined net pretax loss of $0.7 million on the sales. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities, totaling $1.8 million and $1.7 million as of December 31, 2004 and September 30, 2005, respectively, include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.

     CIB Marine Capital, LLC. During 2004, CIB Marine continued the wind down of its mezzanine lending company, CIB Marine Capital, LLC. At December 31, 2004, total loans outstanding were $3.4 million as compared to $19.0 million at December 31, 2003. At September 30, 2005, total loans outstanding were $0.9 million.

     Canron. During 2004, Canron sold certain of its properties and substantially all of its equipment for $7.6 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine. In April 2005, Canron sold its Rexdale, Ontario facility for $8.2 million, and a portion of the proceeds was used to pay off the remaining balance of its debt to CIB Marine. Canron no longer owns any real estate. Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August 2005, Canron authorized and began liquidation distributions to its shareholders. CIB Marine received $0.8 million and recorded the amount as a reduction of its investment in Canron. As of September 30, 2005, CIB Marine's net investment in CIB Construction was approximately $0.3 million.

     MICR, Inc. In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR. In 2005, MICR met the accounting criteria as an asset held for sale. Based upon new valuation information received in the third quarter of 2005, an impairment loss was recognized in the amount of $1.3 million to record MICR at its fair value less costs to sell.

FORECLOSED PROPERTIES

     In December 2003, CIB -- Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement ("DIL Agreement") from a borrower who was in default on its obligation. The property is included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB -- Chicago acquired the property subject to the first lien held by an outside financial institution and assumed the borrower's financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation is reported as an outstanding non-recourse mortgage note payable.

     During the second quarter of 2004, CIB -- Chicago transferred all of its rights, title and interest in the property, along with the borrower's obligation under the related mortgage note, to the first lien holder. CIB -- Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB -- Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB -- Chicago commenced Federal Court litigation against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB -- Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB -- Chicago. In April 2005, the Federal Court dismissed the RICO claim and, as a result, lacks jurisdiction over the state law claims. In April 2005, CIB Marine commenced a state court action against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB -- Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.

REGULATORY ORDERS AND AGREEMENTS

     In May 2004, CIB -- Chicago, Central Illinois Bank, Marine -- Wisconsin and CIB -- Indiana entered into Cease and Desist Orders with their respective banking regulators. The Memorandum entered into by CIB -- Chicago in January 2003 was released as a result of entering into the Cease and Desist Order. CIB Marine subsequently sold CIB -- Chicago in November 2004. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. In August 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency. The Orders and Agreements impose certain restrictions and reporting requirements on CIB Marine and such subsidiaries, and require various actions to be taken. The items include, among others:

     - Maintenance of minimum capital levels;

     - Restrictions on dividend payments and redemption of shares without regulatory approval;

     - Limitations on asset and loan growth;

     - Adoption of a comprehensive plan to improve earnings;

     - Development of a plan to reduce concentrations of credit and loan relationships classified as substandard or doubtful;

     - Development of a system to correct loan administration deficiencies; and

     - Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

     These regulatory Orders and Agreements were filed with the SEC during 2004. In April 2005, the Cease and Desist Orders at Marine -- Wisconsin and
CIB -- Indiana were each released and replaced with a Memorandum of Understanding, which were entered into in March 2005, as a result of improvements at such banks. Pursuant to the Memoranda, the banks agreed to maintain minimum capital levels, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. In April 2005, Central Illinois Bank,
Marine -- Wisconsin and CIB -- Indiana each entered into a Memorandum of Understanding with the FDIC and its applicable state banking regulators as a result of deficiencies in information technology. The banks agreed to take certain actions to document and fully implement its information security program, exercise appropriate diligence in overseeing service providers arrangements, and assess, develop and implement security standards and procedures. Management believes that CIB Marine, Central Illinois Bank,
Marine -- Wisconsin, CIB -- Indiana and Citrus Bank have complied with the majority of the provisions of the respective Orders and Agreements and are in the process of complying with the remaining provisions.

LIQUIDITY

     During 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or were contingent on subsidiary bank pledges of fixed income investment securities. See Note 12 -- Short-term Borrowings for further information.

FDIC DEPOSIT INSURANCE PREMIUMS

     FDIC deposit insurance premiums represented $0.5 million of the $0.9 million in FDIC and state assessments in 2003. Due to the increase in the risk profile of CIB Marine's subsidiary banks, deposit insurance premiums significantly increased to $4.7 million in 2004. Excluding CIB -- Chicago, deposit insurance premiums were $0.3 million, $1.4 million, and $1.2 million in 2003, 2004 and for the nine months ended September 30, 2005, respectively.

CREDIT CONCENTRATIONS

     At December 31, 2003, CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) and loans to ten industries or industry groups that exceeded 25% of stockholders' equity. As of December 31, 2004, CIB Marine had one secured borrowing relationship and loans to seven industries or industry groups that exceeded 25% of stockholders' equity. The decreases were due to the sale of CIB -- Chicago, management's strategy to reduce these types of exposures and, to a lesser extent, the increase in stockholders' equity from the $15.2 million pre-tax gain on the sale of CIB -- Chicago on November 30, 2004. At September 30, 2005, there were loans to seven industries or industry groups that exceeded 25% of CIB Marine's stockholders' equity, and there was one loan to one borrower or a related group of borrowers that exceeded 25% of stockholders' equity.

STOCK OPTIONS

     As a result of retirements, resignations and other management and Board of Directors changes, the volume of lapsed and surrendered stock options increased substantially in 2004 and the first nine months of 2005. During this period, 873,513 shares previously granted pursuant to stock options lapsed and/or were surrendered and became available for future grants under CIB Marine's 1999 Stock Option and Incentive Plan. In September 2005, 523,750 options were granted to various employees of the company at an exercise price of $4.10 each. As of September 30, 2005, there were 1,090,087 options outstanding with a weighted average exercise price of $10.69.

TREASURY STOCK AND RECEIVABLES FROM SALE OF STOCK

     As a result of the sale of CIB -- Chicago, receipt of additional collateral and other actions, the balance of loans classified as receivables from sale of stock has been reduced to $0.3 million as of September 30, 2005.

     During 2004, CIB Marine reduced its treasury stock by $2.6 million, or 210,950 shares, as a result of the sale of CIB -- Chicago. In the third quarter of 2004, a subsidiary bank of CIB Marine acquired 7,452 shares of CIB Marine stock through loan collection efforts. At September 30, 2005, treasury stock held by CIB Marine was $0.2 million and included 12,663 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements or reportable events of the nature required to be disclosed pursuant to Item 304 (b) of Regulation S-K.

  ITEM 9A.  CONTROLS AND PROCEDURES

a.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     CIB Marine's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of CIB Marine's disclosure controls and procedures on December 31, 2003, have concluded that because of certain deficiencies identified and described below which were determined to be material weaknesses in internal controls as of such date, CIB Marine did not maintain effective disclosure controls and procedures to ensure that material information relating to CIB Marine and its consolidated subsidiaries would be made known to them and by others within those entities.

          (i) CIB Marine's control environment did not sufficiently promote effective internal control over financial reporting, and this material weakness was a contributing factor in the development of other material weaknesses described below. Specifically, deficiencies in the control environment included insufficient oversight and direction provided by Management and the Board of Directors, promotion of aggressive loan growth irrespective of inadequate human resources as well as the safety and soundness of such growth and a lack of adequate policies and procedures to enable the timely preparation of reliable financial statements.

          (ii) CIB Marine's policies and procedures over the determination of the allowance for loan losses were not effective.

        - Policies and procedures to identify credit downgrades on a timely basis and establish suitable loan workout plans were not effectively followed;

        - Lack of adequate credit procedures to analyze borrowers' global cash flow; and

        - Lack of adequate procedures to monitor loan collateral and valuation on collateral dependent loans.

     As a result of the these internal control deficiencies, pertinent information was not identified, captured and communicated in a form and timeframe that enabled CIB Marine to analyze the appropriateness of the allowance for loan losses. Consequently, the allowance for loan losses was materially understated in previously issued consolidated financial statements for the fiscal quarters ended March 31 and June 30, 2003 and the years ended December 31, 2002 and 2001. These consolidated financial statements have been restated to reflect the correction of the aforementioned errors.

          (iii) CIB Marine's policies and procedures were not effective with regard to coins, jewelry and precious metals loan collateral held, by failing to adequately appraise collateral in its possession, control access by the borrower to such collateral and periodically inspect the collateral using persons with expertise in such collateral. As a result, internal controls designed to prevent and/or detect significant losses were not effective. Consequently, CIB Marine sustained a significant credit loss and did not detect the loss on a timely basis. This deficiency results in more than a remote likelihood that a material misstatement of CIB Marine's annual or interim consolidated financial statements would not be prevented or detected.

          (iv) CIB Marine did not have sufficient policies and procedures to track loans secured by the common stock of CIB Marine or used by borrowers to purchase common stock of CIB Marine. Consequently, information necessary to make credit decisions in conformity with sound and safe banking practices was not identified, captured and communicated and this also resulted in erroneous accounting for and reporting of these loans in the consolidated financial statements of CIB Marine which resulted in a restatement of the consolidated financial statements for the fiscal quarters ended March 31 and

     June 30, 2003 and the years ended December 31, 2002 and 2001, of CIB Marine and resulted in noncompliance with certain banking regulations.

          (v) CIB Marine did not have sufficient or adequate policies and procedures over Information Technology (IT) change management. Specifically, CIB Marine did not have policies and procedures designed to prevent unauthorized changes to IT programs, queries and calculations. This deficiency results in more than a remote likelihood that a material misstatement of CIB Marine's annual or interim consolidated financial statements would not be prevented or detected.

b.  CHANGES IN INTERNAL CONTROLS

     Significant changes to improve internal controls within CIB Marine during the fourth quarter of 2003 included the realignment of reporting lines of the loan review function from Credit Administration to the Chief Financial Officer and the hiring of a new head of Credit Administration, the naming of a new Chief Lending Officer, substantial completion of an assessment of impairment of the loan portfolios at all of CIB Marine's affiliates for determining the adequacy of allowance for loan losses, and a change in policy prohibiting any additional loans secured by CIB Marine stock.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all directors of CIB Marine at December 31, 2003, the period that each has held any position with CIB Marine, a brief account of each director's business experience during at least the past five years, and the expiration of such director's term. CIB Marine did not hold an annual meeting of shareholders during 2004. Directors whose term would have otherwise expired during 2004 remained on the Board of CIB Marine.

DIRECTORS

                                       SERVING   TERM SCHEDULED  POSITION WITH CIB MARINE OR OTHER PRINCIPAL
NAME AND AGE                            SINCE      TO EXPIRE         OCCUPATION AND OTHER DIRECTORSHIPS
------------                           -------   --------------  -------------------------------------------
Jose Araujo (58).....................   1988          2005       International Business Development Officer
                                                                 of Citrus Bank since April 2003; President
                                                                 of Joaraucar Consulting, Inc., an
                                                                 industrial gas service company, since
                                                                 October 1997; and President of Gascarb, a
                                                                 carbon dioxide manufacturing company, from
                                                                 February 1969 to September 1997.
C. Todd Atkins (37)..................   2003          2006       Real estate developer and investor through
                                                                 various closely held real estate and
                                                                 investment companies since 1997; associate
                                                                 of The Atkins Group, a real estate
                                                                 management and development company, since
                                                                 1990. Director of Central Illinois Bank
                                                                 since 1992(1).
Norman E. Baker (57).................   1988          2004       President and Chief Executive Officer of
                                                                 Estoy Pronto, Inc., a consulting and
                                                                 investment company, since July 1994; and
                                                                 President and Chief Executive Officer of
                                                                 Associated Storage and Transfer, a
                                                                 warehousing and trucking company, from July
                                                                 1969 to July 1996.

                                       SERVING   TERM SCHEDULED  POSITION WITH CIB MARINE OR OTHER PRINCIPAL
NAME AND AGE                            SINCE      TO EXPIRE         OCCUPATION AND OTHER DIRECTORSHIPS
------------                           -------   --------------  -------------------------------------------
John T. Bean (42)....................   1998          2006       President, Chief Executive Officer and
                                                                 Director of CIB -- Chicago since January
                                                                 1997; Executive Vice President of Central
                                                                 Illinois Bank MC, a subsidiary bank of CIB
                                                                 Marine, from October 1994 to January 1997;
                                                                 and Senior Vice President of Central
                                                                 Illinois Bank from November 1993 to October
                                                                 1994(2).
W. Scott Blake (43)..................   1987          2004       President of Blake Capital Corp., a real
                                                                 estate development, investment and property
                                                                 management company, since July 1998; and
                                                                 President of Blake-Weise Real Estate Corp.,
                                                                 a real estate development, investment and
                                                                 property management company, from October
                                                                 1988 to June 1998(3).
Dean M. Katsaros (47)................   1995          2004       Owner of Katsaros & Associates, a tax and
                                                                 accounting business, since September 1981;
                                                                 General Partner, KB Consultants, a computer
                                                                 equipment sales and computer consulting
                                                                 services company, from May 1990 to
                                                                 September 2002(4).
Jerry D. Maahs (72)..................   1987          2005       Chairman and Chief Executive Officer of
                                                                 Alto Shaam, Inc. since 2001; President and
                                                                 Chief Executive Officer of Alto Shaam, Inc.
                                                                 from 1968 to 2001; President and Chief
                                                                 Executive Officer of Enthermics, Inc.,
                                                                 manufacturers of food service equipment,
                                                                 since 1968; and President and Chief
                                                                 Executive Officer of AS International, an
                                                                 international sales company since 1975.
J. Michael Straka (66)...............   1987          2006       President and Chief Executive Officer of
                                                                 CIB Marine since 1987; and Director or
                                                                 Chairman and Director of each of CIB
                                                                 Marine's bank and nonbank subsidiaries,
                                                                 including Central Illinois Bank since 1987,
                                                                 CIB -- Chicago since 1994, Marine --
                                                                 Wisconsin since 1997, CIB -- Indiana since
                                                                 1998, Marine -- FSB since November 1999,
                                                                 Citrus Bank since 2001, CIB Marine
                                                                 Information Services, Inc. since 1990,
                                                                 Mortgage Services, Inc. since 1995, CIB
                                                                 Marine Capital, LLC since 2001, and CIB
                                                                 Marine Commercial Finance, LLC since
                                                                 2002(5).
Donald M. Trilling (73)..............   1987          2004       Chairman of the Board of CIB Marine from
                                                                 September 1987 to February 2004; Secretary
                                                                 of Illini Tile Distributors Inc., an
                                                                 importer and distributor of ceramic tiles,
                                                                 from 1983 to 2002(6).
Howard E. Zimmerman (74).............   1987          2005       Chairman of the Board of Zimmerman Real
                                                                 Estate Group, a real estate appraisal and
                                                                 consulting company, since 1986.

---------------

(1) C. Todd Atkins resigned from the Board of CIB Marine on April 15, 2004.

(2) John T. Bean resigned from all positions with CIB Marine and the Board of CIB Marine on March 3, 2004.

(3) W. Scott Blake was appointed Chairman of the Board of CIB Marine on February 26, 2004, to replace Donald M. Trilling who resigned as Chairman but continued as a board member.

(4) Dean M. Katsaros resigned from the Board of CIB Marine on November 30, 2004.

(5) J. Michael Straka is the father of Donald J. Straka, former Senior Vice President, Chief Legal Officer and Secretary of CIB Marine, and Patrick J. Straka, Senior Vice President and Chief Investment Officer of CIB Marine. Mr. J. Michael Straka resigned from all officer and board positions with CIB Marine on March 24, 2004.

(6) In September 2003, Illini Tile Distributors, Inc. entered into liquidation through an assignment for the benefit of creditors under Illinois law.

EXECUTIVE OFFICERS

     The following table sets forth the names, ages and positions of all executive officers of CIB Marine at December 31, 2003, the period that each has held positions with CIB Marine, and a brief account of each officer's business experience during at least the past five years. Under CIB Marine's by-laws, executive officers are elected annually by the board of directors, and each executive officer holds office until his successor has been duly elected and qualified or until the earlier of his death, resignation or removal.

NAME AND AGE                                              OFFICE AND EXPERIENCE
------------                                              ---------------------
J. Michael Straka (66)...............  Mr. Straka was the President and Chief Executive Officer of
                                       CIB Marine and held those positions since 1987. Prior to
                                       assuming those positions, Mr. Straka was head of the
                                       international division of a large Milwaukee-based regional bank where he was employed for 26 years(1).
Michael L. Rechkemmer (54)...........  Mr. Rechkemmer has been Executive Vice President of CIB
                                       Marine since July 1999 and Chief Operations Officer since
                                       April 2000. He was CIB -- Chicago's Vice Chairman and Chief
                                       Operating Officer from January 1997 to June 1998 and its
                                       President and Chief Executive Officer from July 1994 to
                                       December 1996. Prior to joining CIB -- Chicago, Mr.
                                       Rechkemmer was President and Chief Executive Officer of Mid
                                       America Bank N.A. from January 1991 to June 1994.
Michael J. Miller (52)...............  Mr. Miller is Executive Vice President and Chief Lending
                                       Officer and has held these positions since December 11,
                                       2003. Prior to joining CIB Marine, Mr. Miller was Senior
                                       Vice President and Department Manager of U.S. Bank, N.A.
                                       since 1997, and held various positions at Bank One, N.A.
                                       since 1976. Effective April 2005, Mr. Miller was appointed
                                       President and CEO of Marine Wisconsin and ceased serving as
                                       Chief Lending Officer of Marine -- Wisconsin.
Steven T. Klitzing (40)..............  Mr. Klitzing is Senior Vice President, Chief Financial
                                       Officer, Treasurer and Assistant Secretary of CIB Marine and
                                       has held those positions since December 1993. Mr. Klitzing has been with CIB Marine since 1986 and has held various
                                       positions with CIB Marine and its subsidiaries since that
                                       date.
Donald J. Straka (41)................  Mr. Straka was Senior Vice President, Chief Legal Officer
                                       and Secretary of CIB Marine and held those positions since
                                       July 1997. Mr. Straka has been engaged in the practice of
                                       law since 1987. In 1992, Mr. Straka joined the law firm of
                                       Brashear & Ginn and he was a partner of that firm from 1995 to 1997(2).

NAME AND AGE                                              OFFICE AND EXPERIENCE
------------                                              ---------------------
Patrick J. Straka (36)...............  Mr. Straka is Senior Vice President and Chief Investment
                                       Officer of CIB Marine and has held those positions since
                                       February 1999. He was a Vice President, Investment Officer
                                       and General Auditor of CIB Marine from 1995 to February
                                       1999. Mr. Straka served in various positions with CIB Marine from 1992 to 1995.
Stephen C. Bonnell (53)..............  Mr. Bonnell had been a Senior Vice President of CIB Marine since October 1994 and Chief Credit Officer since January
                                       1996. Mr. Bonnell served in various capacities with CIB
                                       Marine, its Subsidiaries and their predecessors from 1972 to
                                       October 1994(3).

---------------

(1) On April 12, 2004, Stanley J. Calderon was appointed President and CEO of CIB Marine and replaced Mr. Straka. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Events -- Management Changes" for additional information relative to management and Board of Directors changes.

(2) On April 15, 2005, Daniel J. Rasmussen was named Senior Vice President and General Counsel of CIB Marine. Mr. Rasmussen previously served as Vice President and Senior Attorney, and succeeded Donald J. Straka who was assigned other duties in April 2005 and resigned his employment with CIB Marine in June 2005. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent
    Events -- Management Changes" for additional information relative to management and Board of Directors changes.

(3) On February 9, 2004, Margaret A. Incandela was appointed Chief Credit Officer of CIB Marine and Stephen C. Bonnell was appointed Chief Workout Manager. Mr. Bonnell resigned from all positions with CIB Marine on March 3, 2004. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Events -- Management Changes" for additional information relative to management and Board of Directors changes.

AUDIT COMMITTEE FINANCIAL EXPERT

     At December 31, 2003, CIB Marine did not have an "audit committee financial expert," as that term is defined by SEC rules, serving on its Audit Committee. The Board believes that the Audit Committee members collectively have sufficient knowledge of financial and auditing matters to effectively oversee CIB Marine's accounting and financial reporting practices. The Board and the Audit Committee have the power to engage experts or consultants as they deem appropriate to carry out their responsibilities. In October 2004, Gary L. Longman joined the Board of CIB Marine and its Audit Committee. The Board has determined that Mr. Longman is a audit committee financial expert.

CODE OF ETHICS

     CIB Marine has adopted a Code of Ethics, which applies to all of CIB Marine's directors, officers and employees, and was most recently amended on October 28, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of CIB Marine and the four other highest paid executive officers of CIB Marine (the "Named Executive Officers").

                                                                         LONG-TERM COMPENSATION
                                                                         -----------------------
                                                          ANNUAL         SECURITIES
                                                     COMPENSATION(1)     UNDERLYING
                                                    ------------------      STOCK      ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR    SALARY     BONUS    OPTIONS (#)   COMP.(2)
---------------------------                  ----   --------   -------   -----------   ---------
J. Michael Straka..........................  2003   $525,000   $     0          0      $111,888
  President and Chief Executive Officer      2002    500,000         0          0        88,702
                                             2001    400,000    32,423     34,950        86,302
Steven T. Klitzing.........................  2003   $195,000   $     0          0      $  2,707
  Senior Vice President, Chief Financial
  Officer                                    2002    180,000         0          0         4,232
  and Treasurer                              2001    161,250    12,963     13,543         9,111
Donald J. Straka...........................  2003   $195,000   $     0          0      $ 17,613
  Senior Vice President, Chief Legal
  Officer and                                2002    180,000         0          0         4,611
  Secretary                                  2001    161,250    13,154     13,543         7,063
Stephen C. Bonnell.........................  2003   $195,000   $     0          0      $ 18,098
  Senior Vice President and Chief Credit     2002    165,000         0          0         4,831
  Officer                                    2001    143,000    11,725      8,912         5,312
Michael L. Rechkemmer......................  2003   $178,000   $     0          0      $  2,837
  Executive Vice President and Chief
  Operating                                  2002    165,000         0          0         4,211
  Officer                                    2001    150,000    12,104      9,830         5,506

---------------

(1) Includes amounts earned in the fiscal year, whether or not deferred. As permitted by rules established by the SEC, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed in the aggregate the lesser of 10% of salary plus bonus or $50,000.

(2) All other compensation for each Named Executive Officer consists of the following:

                                           BOARD OF     LIFE
                                           DIRECTOR   INSURANCE       ESOP       VACATION
NAME                               YEAR    FEES(A)    PREMIUMS    CONTRIBUTION    PAYOUT     TOTAL
----                              ------   --------   ---------   ------------   --------   --------
J. Michael Straka...............    2003   $105,450    $4,417        $2,021      $    --    $111,888
                                    2002     79,500     5,122         4,080           --      88,702
                                    2001     74,300     2,957         3,749        5,296      86,302
Steven T. Klitzing..............    2003   $     --    $  686        $2,021      $    --    $  2,707
                                    2002         --       245         3,987           --       4,232
                                    2001         --       185         3,749        5,177       9,111
Donald J. Straka................    2003   $ 15,000(b)  $  631       $1,982      $    --    $ 17,613
                                    2002        500       171         3,940           --       4,611
                                    2001         --       135         3,749        3,179       7,063
Stephen C. Bonnell..............    2003   $ 15,000(b)  $1,077       $2,021      $    --    $ 18,098
                                    2002        500       669         3,662           --       4,831
                                    2001         --       606         3,541        1,165       5,312
Michael L. Rechkemmer...........    2003   $     --    $1,021        $1,816      $    --    $  2,837
                                    2002         --       561         3,650           --       4,211
                                    2001         --       555         3,653        1,298       5,506

---------------

(a) Includes payment for meetings of the Board of Directors of CIB Marine and its subsidiaries and for committee meetings of its subsidiaries.

(b)  Includes fees for serving on the Board of Directors of Canron Corporation.

OPTIONS

     No stock options were granted during 2003 to the Named Executive Officers.

     The following table sets forth information regarding shares acquired on the exercise of stock options during 2003 and the year-end values of unexercised stock options held by the Named Executive Officers.

                                                     TOTAL NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED      TOTAL VALUE OF UNEXERCISED,
                          NUMBER OF                        OPTIONS HELD AT            IN-THE-MONEY OPTIONS
                           SHARES                          FISCAL YEAR END         HELD AT FISCAL YEAR END(1)
                         ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                      EXERCISE     REALIZED(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   -----------   -----------   -------------   -----------   -------------
J. Michael Straka......        --             --       128,818        39,130            --             --
Steven T. Klitzing.....     9,000       $186,930        49,258        14,404            --             --
Donald J. Straka.......        --             --        44,070        15,045            --             --
Stephen C. Bonnell.....    11,250       $233,663        47,412        10,681            --             --
Michael L. Rechkemmer..        --             --        41,336        11,384            --             --

---------------

(1) This amount represents the difference between the fair market value of one share of CIB Marine common stock on December 31, 2003, $5.94 and the option exercise price times the total number of shares subject to exercisable or unexercisable options. Because there is no public market for CIB Marine common stock, the $5.94 per share fair market value was derived by using CIB Marine's book value at December 31, 2003.

(2) This amount is based on the difference between the estimated fair market value of the common stock as determined at the time the options were exercised and the exercise price paid.

COMPENSATION OF DIRECTORS

  DIRECTORS' FEES AND COMPENSATION

     During 2003, (i) each director, except John T. Bean, received an annual retainer fee in the amount of $10,000; (ii) each director, except Jose Araujo and John T. Bean, was paid a fee of $1,000 for each meeting of the Board of Directors attended; (iii) each director, except Mr. Bean, serving on the audit committee received $1,000 for each committee meeting attended; and (iv) each director, except Mr. Araujo and Mr. Bean, serving on another committee received $500 for each meeting attended during 2003. Mr. Araujo commenced employment as International Business Officer of Citrus Bank on April 15, 2003. Pursuant to his compensation agreement, Mr. Araujo no longer was paid fees for attending regularly scheduled CIB Marine board meetings. During 2003, Mr. Araujo was paid a salary of $28,333 and commissions of $234 in connection with his employment. Mr. Araujo received his retainer and $7,800 for Board fees attended prior to becoming an employee of Citrus Bank.

  DIRECTORS' DEFERRED COMPENSATION PLAN

     Effective December 1994, CIB Marine adopted a plan allowing directors to elect to defer receipt of all or a portion of their director fees. Under the plan, any director may enter into a written deferred compensation agreement under which that director's fees are retained by CIB Marine in a segregated account. These fees remain an asset of CIB Marine, subject to the claims of its creditors, until paid to the director under the agreement. The deferred directors' fees accrue interest, and a director has a right to cancel future deferrals at any time. The fees may be withdrawn and are payable in equal monthly installments over a period of five years at the time of retirement or upon the death of the director, either before or after retirement. If the director resigns from the Board, the deferred fees are paid in full in a single lump sum payment.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of CIB Marine determines executive compensation and consists entirely of non-employee Directors, although J. Michael Straka, President and Chief Executive Officer of

CIB Marine, made recommendations to the Compensation Committee regarding compensation of officers other than himself. Mr. Straka determined the compensation of the executive officers of CIB Marine's subsidiaries, except that the Compensation Committee reviewed the compensation of John T. Bean.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors is responsible for developing executive compensation philosophies, determining the components of the compensation to be paid to the President and Chief Executive Officer and the four other highest paid executive officers, and assuring that the compensation program is administered in a manner consistent with compensation objectives.

EXECUTIVE COMPENSATION

     The Compensation Committee determines the salary of the President and Chief Executive Officer and the four other highest paid executive officers of CIB Marine. The Committee consulted with J. Michael Straka in 2003 relative to the setting of salaries and compensation of the four other highest paid executive officers of CIB Marine. Executive officers' compensation principally consists of a salary, bonus compensation under CIB Marine's bonus plan and stock options. The committee seeks to ensure that executive officer compensation is competitive, promotes both short and long-term interests of the shareholders, and includes a variable component linking a portion of compensation with the overall performance of CIB Marine.

     Executive officers' base salaries are based upon CIB Marine's performance, individual performance evaluations, salary history and peer group information concerning the compensation levels of executive officers at comparable bank holding companies or banks. The Committee considers the payment of Board fees to
J. Michael Straka as part of his annual compensation. In establishing the base salaries of the executive officers for 2003, the committee took into account CIB Marine's growth and performance in 2002.

     The Compensation and Stock Option Committees periodically review salaries, stock options and other aspects of executive compensation in order to assure that CIB Marine's executive compensation remains competitive with other bank holding companies which are similar in asset size and operate in its geographic markets. The committee seeks to ensure that such compensation represents both the individual's performance as well as the current and past performance of CIB Marine.

STOCK OPTIONS

     The Compensation and Stock Option Committees believe it is appropriate to more closely align the interests of the executive officers to the future performance of CIB Marine, and to more closely align their interests with shareholders, through the granting of stock options. No stock options were granted to the executive officers during 2003 as shares available for future grants under the plan were limited and as a result of the financial condition of CIB Marine during 2003.

BONUS PROGRAM

     Employees of CIB Marine and its subsidiaries, including executive officers, are eligible to participate in a cash bonus program provided that CIB Marine and the employee meet certain performance goals. Bonuses are based on a percentage of base salary, which increases in graduated steps in the event that CIB Marine achieves or surpasses budgeted earnings for the fiscal year. Since executive officers and other senior officers are in a better position to contribute to the achievement of such goals, the percentage of base salary that they are eligible to receive as a bonus is proportionately higher. The executive officers were not paid a bonus for 2003.

OTHER BENEFIT PROGRAMS

     CIB Marine provides its employees with vacation, holiday and insurance protection plans, including medical, dental, life, accidental death and dismemberment, travel and accident, and disability. CIB Marine also makes available to its employees a 401(k) plan which permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Commencing January 1, 2003, CIB Marine began providing all employees of CIB Marine participating in the 401(k) Plan a match equal to 25% of the employee's deferral up to 1% of the employee's salary. CIB Marine also has an employee stock ownership plan for the benefit of employees who are eighteen years or older and have achieved a certain length of service. Executive officers are eligible to participate in all of these plans. During 2003, CIB Marine contributed approximately 1% of the employee's salary to the employee stock ownership plan.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code (the "Code") and related regulations provide that a public company may not deduct, for federal income tax purposes, compensation in excess of $1 million per year paid to certain executive officers employed by CIB Marine at year-end, other than compensation which qualifies as "performance-based compensation" under the Code and related regulations or is otherwise exempt from the provisions of Section 162(m). In designing future compensation programs for the Chief Executive Officer and the other highly compensated executive officers, the committees will take into account the deductibility of such compensation under Section 162(m).

                                          Respectfully Submitted,

                                          The Compensation and Stock Option
                                          Committees

                                          Howard E. Zimmerman (Committee
                                          Chairman)
                                          Norman E. Baker
                                          Steven C. Hillard
                                          Donald M. Trilling

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information as of December 31, 2003, with respect to CIB Marine's compensation plans under which equity securities are authorized for issuance:

                                NUMBER OF SECURITIES                          NUMBER OF SECURITIES
                                 TO BE ISSUED UPON       WEIGHTED AVERAGE      REMAINING AVAILABLE
                                    EXERCISE OF         EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       UNDER EQUITY
PLAN CATEGORY                   WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    COMPENSATION PLANS(1)
-------------                   --------------------   --------------------   ---------------------
Equity compensation plans
  approved by security
  holders.....................       1,439,850                $16.45                 188,485
Equity compensation plans not
  approved by security
  holders.....................              --                    --                      --
  TOTAL.......................       1,439,850                $16.45                 188,485

---------------

(1) All securities remaining available for future issuance will be issued under the 1999 Stock Option and Incentive Plan.

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

     The following persons are known to CIB Marine to be the beneficial owners of more than 5% of the outstanding common stock of CIB Marine as of December 31, 2003, based on information available to CIB Marine.

                                                             NUMBER OF SHARES    PERCENT OF
                                                             OF COMMON STOCK       COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                        BENEFICIALLY OWNED     STOCK
------------------------------------                        ------------------   ----------
Strategic Capital Trust Company...........................         993,652(1)       5.42%
  1608 Broadmoor Drive
  Champaign, Illinois 61820
John and Mary Lydia Hadley................................       1,116,950(2)       6.09%
  915 W. Park Avenue
  Champaign, Illinois 61821

---------------

(1) Based solely on information provided by Strategic Capital Trust Company.

(2) Based solely on information in CIB Marine's stock transfer records.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of December 31, 2003, the number of shares of common stock beneficially owned by (1) each director of CIB Marine (including nominees), (2) each of the Executive Officers, and (3) all directors and executive officers of CIB Marine as a group. Except as otherwise indicated, each person listed has sole voting and investment power over shares beneficially owned. For purposes of this table, all references to the right to acquire shares within 60 days refer to the 60 day period commencing December 31, 2003.

                                                              COMMON SHARES
                                                              BENEFICIALLY      PERCENT
NAME OF BENEFICIAL OWNER                                          OWNED         OF CLASS
------------------------                                      -------------     --------
Jose Araujo.................................................      111,890(1)         *
C. Todd Atkins..............................................       89,925(2)         *
Norman E. Baker.............................................      398,840(3)      2.17%
John T. Bean................................................       90,105(4)         *
W. Scott Blake..............................................      162,590(5)         *
Stephen C. Bonnell..........................................       81,645(6)         *
Dean M. Katsaros............................................      344,540(7)      1.88%
Steven T. Klitzing..........................................       76,911(8)         *
Jerry D. Maahs..............................................      313,940(9)      1.71%
Michael L. Rechkemmer.......................................       52,478(10)        *
Donald J. Straka............................................       54,582(11)        *
J. Michael Straka...........................................      308,455(12)     1.68%
Patrick J. Straka...........................................       38,801(13)        *
Donald M. Trilling..........................................      228,222(14)     1.24%
Howard E. Zimmerman.........................................      136,990(15)        *
All directors and executive officers as a group (16
  persons)..................................................    2,489,914(16)    13.57%

---------------

  *  LESS THAN ONE PERCENT.

 (1) Includes 29,390 shares that Mr. Araujo has the right to acquire within 60 days upon the exercise of stock options.

 (2) Includes 18,000 shares held in trust for the benefit of Mr. Atkins' children and 3,450 shares Mr. Atkins has the right to acquire within 60 days upon the exercise of stock options.

 (3) Includes 29,390 shares Mr. Baker has the right to acquire within 60 days upon the exercise of stock options.

 (4) Includes 7,500 shares jointly owned by Mr. Bean and his wife, 1,950 shares owned by Mr. Bean's wife, and 71,055 shares that Mr. Bean has the right to acquire within 60 days upon the exercise of stock options.

 (5) Includes 29,390 shares that Mr. Blake has the right to acquire within 60 days upon the exercise of stock options.

 (6) Includes 47,412 shares that Mr. Bonnell has the right to acquire within 60 days upon the exercise of stock options.

 (7) Includes 120,559 shares jointly owned by Mr. Katsaros and his wife and 30,290 shares that Mr. Katsaros has the right to acquire within 60 days upon the exercise of stock options.

 (8) Includes 49,258 shares that Mr. Klitzing has the right to acquire within 60 days upon the exercise of stock options.

 (9) Includes 285,000 shares jointly owned by Mr. Maahs and his wife and 28,940 shares that Mr. Maahs has the right to acquire within 60 days upon the exercise of stock options.

(10) Includes 41,336 shares that Mr. Rechkemmer has the right to acquire within 60 days upon the exercise of stock options.

(11) Includes 800 shares jointly owned by Mr. Straka and his wife, 4,800 shares owned by a partnership with respect to which Mr. Straka shares voting and investment power, and 44,070 shares Mr. Straka has the right to acquire within 60 days upon exercise of stock options.

(12) Includes 110,055 shares jointly owned by Mr. Straka and his wife, 3,000 shares owned by Mr. Straka's wife, 6,300 shares owned by partnerships with respect to which Mr. Straka shares voting and investment power, and 128,818 shares that Mr. Straka has the right to acquire within 60 days upon the exercise of stock options.

(13) Includes 6,300 shares owned by partnerships with respect to which Mr. Straka shares voting and investment power and 24,848 shares that Mr. Straka has the right to acquire within 60 days upon the exercise of stock options.

(14) Includes 68,705 shares held in a trust for the benefit of Mr. Trilling's wife and 30,740 shares that Mr. Trilling has the right to acquire within 60 days upon the exercise of stock options.

(15) Includes 3,250 shares held in a trust for the benefit of Mr. Zimmerman's wife and 29,390 shares Mr. Zimmerman has the right to acquire within 60 days upon the exercise of stock options.

(16) Includes, in addition to those shares footnoted above, 24,848 shares which other executive officers as a group have the right to acquire within 60 days upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     CIB Marine has business relationships with entities in which directors and executive officers of CIB Marine or members of their immediate family have ownership interests. These business relationships are summarized below. CIB Marine believes each transaction described was on commercially reasonable terms.

     J. Michael Straka was the President, Chief Executive Officer and a Director of CIB Marine in 2003. Karen Straka, his wife, operates a sole proprietorship known as Plank & Peg that sells antiques. During 2003, CIB Marine and its subsidiaries paid Plank & Peg $5,219.50 in connection with the purchase of antiques to furnish offices of CIB Marine and its subsidiaries. Additionally, Michael J. Straka, his son, operates a sole proprietorship known as Plank &
Peg -- TNG that sells antiques and office fixtures to CIB Marine and its subsidiaries. During 2003, CIB Marine and its subsidiaries paid Plank &
Peg -- TNG $97,529.15. Michael Straka was also an employee of CIB Marine, providing construction related services, and was paid $70,013.76 during 2003, which amount includes a salary of $36,600 and a bonus of $700.00.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of CIB Marine's annual financial statements for 2003 and 2002, and fees billed for other services rendered by KPMG LLP.

                                                               2003    2002
                                                              ------   ----
                                                               (DOLLARS IN
                                                               THOUSANDS)
Audit fees(1)...............................................  $1,541   $332
Audit related fees(2).......................................      34    233
Tax fees(3).................................................     537    163
                                                              ------   ----
Total fees..................................................  $2,112   $728
                                                              ======   ====

---------------

(1) Includes $0.1 million paid during both 2003 and 2002 for audit services related to Canron Corporation, a company in which CIB Marine acquired an 84% interest in October 2002 and which is held for disposal.

(2) Audit related fees consisted of audits of financial statements of certain employee benefit plans, audits of mortgage banking compliance and due diligence services, and included $0.2 million in fees for an audit of Canron during 2002.

(3) Tax fees consisted of fees for tax consultation and tax compliance services, and included $0.3 million and $0.1 million paid in relation to Canron during 2003 and 2002, respectively.

PRE-APPROVAL POLICY & PROCEDURES

     The Audit Committee must pre-approve all audit and non-audit services provided by the Company's independent auditors, as provided in its Charter adopted on April 9, 2003. The chair of the Audit Committee has the authority to grant pre-approvals of audit and non-audit services between meetings, provided that any such pre-approvals must be presented to and approved by the full Audit Committee at its next scheduled meeting.

     13% of the fees charged by the independent auditors for tax related services were approved after the service commenced, in reliance on paragraph
(c)(7)(i)(C) of Rule 2-01 under Regulation S-X.

AUDIT COMMITTEE REPORT

     The Audit Committee of the Board of Directors of CIB Marine:

          (1) Reviewed and discussed the audited financial statements with management;

          (2) Discussed with its independent auditors, KPMG LLP, the matters required to be discussed by Statement on Auditing Standards No. 61;

          (3) Received the written disclosures and the letter from KPMG LLP required by Independence Standards Board Standard No. 1; and

          (4) Discussed with KPMG LLP the auditors' independence.

     Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in CIB Marine's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     The Audit Committee has considered whether the provision of non-audit services is compatible with the independent auditors' independence and satisfied itself as to the auditors' independence.

                                          Respectfully Submitted,

                                          The Audit Committee

                                          Gary L. Longman (Committee Chairman)
                                          Steven C. Hillard
                                          Donald M. Trilling
                                          Howard E. Zimmerman

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The following financial statements of CIB Marine are filed as a part of this document under Item 8, Financial Statements and Supplementary Data.

     - Report of Independent Registered Public Accounting Firm.

     - Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001.

     - Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001.

     - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002, and 2001.

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001.

     - Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Item 8.

     (a)(3) Exhibits

  EXHIBIT
    NO.                                  EXHIBIT
  -------                                -------
     3.1       Amended and Restated Articles of Incorporation of CIB Marine
               Bancshares, Inc.
     3.2       Bylaws of CIB Marine Bancshares, Inc.
   *10.1       CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive
               Plan, as amended (incorporated by reference to Exhibit 10.1 to CIB Marine's Form 10-K filed with the Securities and
               Exchange Commission on March 31, 2003).
   *10.2       First Amendment to the CIB Marine Bancshares, Inc. 1999
               Stock Option and Incentive Plan.
   *10.3       CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive
               Plan Key Employee Non-Qualified Stock Option Agreement
               (incorporated by reference to Exhibit 99.1 of CIB Marine's
               Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).
   *10.4       CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive
               Plan Key Employee Non-Qualified Stock Option Agreement
               (accelerated vesting upon sale of subsidiary bank)
               (incorporated by reference to Exhibit 99.2 of CIB Marine's
               Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).
   *10.5       Form of Deferred Compensation Agreement of CIB Marine
               (incorporated by reference to Exhibit 10.3 to CIB Marine's
               Form 10-K filed on April 30, 1998).
   *10.6       Employment Agreement between Stanley J. Calderon and CIB
               Marine Bancshares, Inc. (incorporated by reference to
               Exhibit 99 to CIB Marine's Form 8-K filed November 22,
               2004).
   *10.7       Employment Agreements between Michael J. Miller and CIB
               Marine Bancshares, Inc. (incorporated by reference to
               Exhibit 99.1 to CIB Marine's Form 8-K filed December 27,
               2004).
   *10.8       Employment Agreements between Margaret A. Incandela and CIB
               Marine Bancshares, Inc. (incorporated by reference to
               Exhibit 99.2 to CIB Marine's Form 8-K filed December 27,
               2004).
    14.1       Code of Ethics (incorporated by reference to Exhibit 99 to the Company's Form 8-K filed November 2, 2004).
    21         Subsidiaries of CIB Marine
    23.1       Consent of KPMG LLP
    31.1       Certification of Stanley J. Calderon, Chief Executive
               Officer, under Rule 13a-14(d)/15d-14(d).
    31.2       Certification of Steven T. Klitzing, Chief Financial
               Officer, under Rule 13a-14(d)/15d-14(d).
    32.1       Certification of Stanley J. Calderon, Chief Executive
               Officer, pursuant to 18 U.S.C. Section 1350, as adopted
               pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
    32.2       Certification of Steven T. Klitzing, Chief Financial
               Officer, pursuant to 18 U.S.C. Section 1350, as adopted
               pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CIB Marine is not filing certain documents. CIB Marine agrees to furnish a copy of each such document upon the request of the Commission.
---------------

* Executive compensation plans

     (b) For the quarter ended December 31, 2003, CIB Marine filed one Form 8-K on November 18, 2003. The Form 8-K reported information under Item 12 and did not include financial information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CIB MARINE BANCSHARES, INC.
                                          (registrant)

                                          By: /s/ STANLEY J. CALDERON
                                            ------------------------------------
                                            Stanley J Calderon
                                            President and Chief Executive
                                              Officer

Date: October 28, 2005

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

             /s/ STANLEY J. CALDERON                 President and Chief Executive
 ------------------------------------------------    Officer (Principal Executive
                Stanley J Calderon                   Officer) and Director


              /s/ STEVEN T. KLITZING                 Chief Financial Officer
 ------------------------------------------------    (Principal Financial and
                Steven T. Klitzing                   Accounting Officer)


                 /s/ JOSE ARAUJO                     Director
 ------------------------------------------------
                   Jose Araujo


               /s/ NORMAN E. BAKER                   Director
 ------------------------------------------------
                 Norman E. Baker


                /s/ W. SCOTT BLAKE                   Chairman of the Board of
 ------------------------------------------------    Directors and Director
                  W. Scott Blake


              /s/ STEVEN C. HILLARD                  Director
 ------------------------------------------------
                Steven C. Hillard


               /s/ GARY L. LONGMAN                   Director
 ------------------------------------------------
                 Gary L. Longman


                /s/ JERRY D. MAAHS                   Director
 ------------------------------------------------
                  Jerry D. Maahs


              /s/ DONALD M. TRILLING                 Director
 ------------------------------------------------
                Donald M. Trilling


             /s/ HOWARD E. ZIMMERMAN                 Director
 ------------------------------------------------
               Howard E. Zimmerman