Form 10-Q
period 2004-03-31
CIB MARINE BANCSHARES INC
filed 2006-12-08
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
     At November 30, 2006 CIB Marine had 18,346,442 shares of common stock outstanding.
     The company is filing this quarterly report on Form 10-Q to report its financial results for the quarter ended March 31, 2004, as well as to restate the consolidated financial statements of operations for the quarter ended March 31, 2003 and the consolidated statement of stockholders equity as of March 31, 2003. This document is intended to speak as of March 31, 2004, except where noted otherwise.

CIB MARINE BANCSHARES, INC.
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC
Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$61,603	$60,149
Federal funds sold	143,605	59,655

Total cash and cash equivalents	205,208	119,804
Loans held for sale	9,530	16,735
Securities available for sale, at fair value	657,156	637,356
Loans	2,190,937	2,360,041
Allowance for loan losses	(114,642)	(109,872)

Net loans	2,076,295	2,250,169
Premises and equipment, net	27,716	29,138
Accrued interest receivable	13,088	12,762
Goodwill	982	982
Other intangible assets	901	1,807
Foreclosed properties	40,103	40,715
Assets of companies held for disposal	72,566	29,056
Other assets	54,174	47,713

Total assets	$3,157,719	$3,186,237

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$202,606	$219,905
Interest-bearing demand	83,207	78,641
Savings	613,002	687,607
Time	1,893,444	1,835,065

Total deposits	2,792,259	2,821,218
Short-term borrowings	96,159	92,601
Long-term borrowings	46,745	46,276
Junior subordinated debentures	61,857	61,857
Accrued interest payable	11,082	9,399
Liabilities of companies held for disposal	26,820	17,381
Other liabilities	22,665	28,982

Total liabilities	3,057,587	3,077,714
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(74,554)	(62,759)
Accumulated other comprehensive income, net	4,836	2,184
Receivables from sale of stock	(4,456)	(5,208)
Treasury stock at cost, 86,611 shares	(2,203)	(2,203)

Total stockholders’ equity	100,132	108,523

Total liabilities and stockholders’ equity	$3,157,719	$3,186,237

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
	2004	2003
		(as restated)
	(Dollars in thousands, except share
	and per share data)
Interest and Dividend Income
Loans	$32,725	$44,575
Loans held for sale	3	—
Securities:
Taxable	3,568	3,491
Tax-exempt	465	579
Dividends	237	145
Federal funds sold	255	130

Total interest and dividend income	37,253	48,920
Interest Expense
Deposits	16,551	19,868
Short-term borrowings	1,000	892
Long-term borrowings	284	294
Junior subordinated debentures/guaranteed trust preferred securities	1,363	1,320

Total interest expense	19,198	22,374

Net interest income	18,055	26,546
Provision for credit losses	7,651	24,584

Net interest income after provision for credit losses	10,404	1,962
Noninterest Income
Loan fees	427	836
Deposit service charges	801	933
Other service fees	76	74
Other income	320	436

Total noninterest income	1,624	2,279
Noninterest Expense
Compensation and employee benefits	10,269	10,115
Equipment	1,332	1,179
Occupancy and premises	1,379	1,242
Professional services	967	677
Goodwill impairment loss	1,921	—
Write down and losses on assets	806	129
Other expense	4,888	2,829

Total noninterest expense	21,562	16,171

Loss from continuing operations before income taxes	(9,534)	(11,930)
Income tax benefit	(1,032)	(4,975)

Loss from continuing operations	(8,502)	(6,955)
Discontinued operations:
Pretax (loss) income from discontinued operations	(2,601)	2,712
Income tax expense	692	1,318

(Loss) income from discontinued operations	(3,293)	1,394

Net Loss	$(11,795)	$(5,561)

	Quarter Ended March 31,
	2004	2003
		(as restated)
	(Dollars in thousands, except share
	and per share data)
Earnings (Loss) Per Share

Basic:
Loss from continuing operations	$(0.47)	$(0.38)
Discontinued operations	(0.18)	0.08

Net loss	$(0.65)	$(0.30)

Diluted:
Loss from continuing operations	$(0.47)	$(0.38)
Discontinued operations	(0.18)	0.08

Net loss	$(0.65)	$(0.30)

Weighted average shares — basic	18,259,831	18,312,809
Weighted average shares — diluted	18,259,831	18,312,809
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC
Consolidated Statements of Stockholders’ Equity

					Accumulated
				Retained	Other	Stock
	Common Stock		Capital	Earnings	Comprehensive	Receivables and
	Shares	Par Value	Surplus	(Deficit)	Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2002	18,312,242	$18,312	$157,783	$74,889	$4,516	$(7,937)	$247,563

Comprehensive income (loss):
Net loss, as restated	—	—	—	(5,561)	—	—	(5,561)
Other comprehensive income (loss):
Unrealized securities holding losses arising during the period, as restated	—	—	—	—	(657)	—	(657)
Income tax effect, as restated	—	—	—	—	232	—	232
Foreign currency translation adjustment	—	—	—	—	534	—	534

Total comprehensive loss, as restated	—	—	—	—	—	—	(5,452)
Exercise of stock options	1,500	2	18	—	—	—	20

Balance, March 31, 2003, as restated (unaudited)	18,313,742	$18,314	$157,801	$69,328	$4,625	$(7,937)	$242,131

Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523
Comprehensive income (loss):
Net loss	—	—	—	(11,795)	—	—	(11,795)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	2,652	—	2,652

Total comprehensive loss							(9,143)
Reduction of receivables from sale of stock	—	—	—	—	—	752	752

Balance, March 31, 2004 (unaudited)	18,346,442	$18,346	$158,163	$(74,554)	$4,836	$(6,659)	$100,132

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2004	2003
		(as restated)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(8,502)	$(6,955)
Net (loss) income from discontinued operations	(3,293)	1,394
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(1,257)	(3,208)
Depreciation and other amortization	2,493	1,009
Provision for credit losses	7,651	24,584
Originations of loans held for sale	(146)	—
Deferred tax expense	7,921	2,866
Impairment of goodwill	1,921	—
Write down and losses on assets	806	129
Increase in interest receivable and other assets	(8,740)	(7,816)
Decrease in interest payable and other liabilities	(10,206)	(1,765)
Operating cash flows of discontinued operations	(24,602)	113,964

Net cash provided by (used in) operating activities	(35,954)	124,202
Cash Flows from Investing Activities
Maturities of securities available for sale	295,572	58,610
Purchase of securities available for sale	(314,266)	(81,738)
Proceeds from sales of securities available for sale	—	999
Repayments of mortgage-backed securities available for sale	19,163	56,208
Purchase of mortgage-backed securities available for sale	(18,864)	(65,495)
Net decrease in other investments	1,844	33
Net decrease (increase) in loans	154,941	(34,813)
Decrease (increase) in net assets of companies held for disposal	(1,825)	3,181
Proceeds from sale of foreclosed properties	705	893
Capital expenditures	(550)	(1,064)
Investing cash flows of discontinued operations	2,912	(5,147)

Net cash provided by (used in) investing activities	139,632	(68,333)
Cash Flows from Financing Activities
Increase (decrease) in deposits	(48,019)	175,679
Proceeds from stock options exercised	—	20
Net increase (decrease) in short-term borrowings	4,976	(136,906)
Financing cash flows of discontinued operations	24,769	(110,971)

Net cash used in financing activities	(18,274)	(72,178)

Net increase (decrease) in cash and cash equivalents	85,404	(16,309)
Cash and cash equivalents, beginning of period	119,804	93,991

Cash and cash equivalents, end of period	$205,208	$77,682

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$17,650	$25,259
Interest expense-discontinued operations	61	49
Income taxes-continuing operations	10	(14)
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties-continuing operations	—	2,959
Transfer of commercial loans to loans held for sale-continuing operations	9,530	—
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2003 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     The consolidated results of Mortgage Services, Inc. (“MSI”), CIB Marine Commercial Finance, LLC (“Commercial Finance”) and CIB Construction, LLC, including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”) were reclassified from continuing operations to discontinued operations for the three months ended March 31, 2003 to conform to their presentation for 2004. The impact of these reclassifications, including $1.3 million in related tax expense, on the consolidated statement of operations for the quarter ended March 31, 2003 was a $1.4 million increase in income from discontinued operations and a $1.4 million increase in loss from continuing operations. See Note 7 — Companies Held for Disposal for further information on Commercial Finance, MSI and CIB Construction. Certain other amounts in the prior year financial statements have been reclassified to be consistent with the classifications for 2004.
     At March 31, 2004, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada and Nebraska. These services include commercial and retail lending and deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis. At March 31, 2004, the assets and liabilities of CIB Marine’s mortgage banking segment, MSI, are included in assets and liabilities of companies held for disposal and MSI’s results of operations for the quarters ended March 31, 2004 and 2003 are included in discontinued operations.
Note 2 — Restatement of the Consolidated Statements of Operations and Stockholders’ Equity
     The consolidated statements of operations and stockholders’ equity as presented for the quarter ended March 31, 2003 have been restated to reflect the reclassification of CIB Construction, Commercial Finance and MSI into discontinued operations to be consistent with the 2004 presentation and also to reflect the following other restatement adjustments:
Loan and Other Credit Losses
     In the third quarter of 2003, CIB Marine began a comprehensive review of the adequacy of its allowance for loan losses in response to deterioration in the credit quality of the Company’s loan portfolio, including a significant increase in nonperforming loans, which was noted by the Company’s banking regulators at certain subsidiary banks. A Special Review Committee of the Board was formed to further review these items and engaged outside advisors to conduct an independent review of loan related matters. As a result of this comprehensive review, the Company identified errors in the timing of loan downgrades. The consolidated statement of operations for the quarter ended March 31, 2003 has been restated to reflect loan downgrades in the appropriate periods. The impact of this restatement adjustment was an increase in provision for credit losses of $15.4 million.

Interest Income – Loans
     In addition, errors were also identified in the timing of when loans were classified as nonperforming which resulted in loans being placed on nonaccrual status in an incorrect reporting period. The consolidated financial statement of operations for the quarter ended March 31, 2003 has been restated to reflect loans being placed on nonaccrual status in the appropriate periods. The impact of this restatement adjustment was a reduction in interest income on loans of $0.6 million.
Hedging Transactions
     Other income was adjusted to reflect the restated fair value of swaps originally accounted for under the short cut method of hedge accounting which no longer qualified for hedge accounting treatment in accordance with SFAS 133. The company had two commitments to fund commercial loans and designated these instruments as fair value hedges using the short cut method. The company also used the shortcut method for three callable swaps hedging negotiable CDs. The impact of this restatement on the consolidated statement of operations was a $0.2 million decrease in other income for the quarter ended March 31, 2003.
Income Tax Expense
     The statement of operations for the quarter ended March 31, 2003 has also been restated to reflect the income tax effect of the above restatement adjustments. The effect of these restatement adjustments on the consolidated statement of operations was a reduction in income tax expense on income from continuing operations of $5.9 million.
Reclassification of Securities and Adjustment to Accumulated Other Comprehensive Income
     During 2005, CIB Marine sold tax exempt held to maturity securities. As a result of this material contradiction related to management’s previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement on the consolidated statement of stockholders’ equity was an increase in accumulated other comprehensive income and total stockholders’ equity of $1.9 million as of March 31, 2003 for the net unrealized gains on the reclassified securities.
Receivables from Sale of Stock
     During the regular 2003 regulatory examination, it was noted that certain of CIB Marine’s subsidiary banks had originated loans, the proceeds of which were used to purchase stock of CIB Marine. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock should have been accounted for as a reduction in stockholders’ equity unless the loan had been repaid prior to the issuance of the financial statements or the loan had been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any. The consolidated statement of stockholders’ equity as of March 31, 2003 has been restated to report these loans as a contra-equity account entitled “receivables from sale of stock”. The effect of this restatement adjustment was a reduction of loans and a corresponding reduction of stockholders’ equity of $7.9 million at March 31, 2003. See Note 12 — Stockholders’ Equity — for further information.
     The cumulative impact of the above restatements is a decrease in net income of $10.2 million for the quarter ended March 31, 2003. The cumulative decrease in stockholders’ equity as of March 31, 2003 includes the $10.2 million decrease in net income for the quarter ended March 31, 2003, an $8.0 million decrease in net income due to restatements in calendar years 2001 and 2002, and the $7.9 million reduction due to receivables from sale of stock, partially offset by the $1.9 million increase in accumulated other comprehensive income. The above restatement adjustments did not have an impact on the net cash provided by/used in operating activities, investing activities or financing activities.
     The following table presents the consolidated statement of operations and the consolidated statement of stockholders’ equity as previously reported and restated as of and for the quarter ended March 31, 2003:

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended March 31, 2003
		Reclassification Adjustment
	As Previously	Discontinued		Restatement
	Reported	Operations	Other	Adjustment	As Restated
	(Dollars in thousands)
Interest and Dividend Income
Loans	$45,559	$(457)	$34	$(561)	$44,575
Loans held for sale	1,787	(1,787)	—	—	—
Securities:
Taxable	3,491	—	—	—	3,491
Tax-exempt	579	—	—	—	579
Dividends	145	—	—	—	145
Federal funds sold	130	—	—	—	130

Total interest and dividend income	51,691	(2,244)	34	(561)	48,920
Interest Expense
Deposits	20,345	(487)	10	—	19,868
Short-term borrowings	1,138	(245)	(1)	—	892
Long-term borrowings	294	—	—	—	294
Guaranteed trust preferred securities	1,320	—	—	—	1,320

Total interest expense	23,097	(732)	9	—	22,374

Net interest income	28,594	(1,512)	25	(561)	26,546
Provision for credit losses	8,722	(56)	500	15,418	24,584

Net interest income (loss) after provision for credit losses	19,872	(1,456)	(475)	(15,979)	1,962
Noninterest Income
Loan fees	871	—	(35)	—	836
Mortgage banking revenue	6,621	(6,621)	—	—	—
Deposit service charges	933	—	—	—	933
Other service fees	93	(19)	—	—	74
Loss on sale of assets	(72)	18	54	—	—
Other income (loss)	58	449	84	(155)	436

Total noninterest income	8,504	(6,173)	103	(155)	2,279
Noninterest Expense
Compensation and employee benefits	12,973	(2,858)	—	—	10,115
Equipment	1,288	(109)	—	—	1,179
Occupancy and premises	1,278	(36)	—	—	1,242
Professional services	704	(27)	—	—	677
Write down and losses on assets	—	—	129	—	129
Other expense	5,217	(1,887)	(501)	—	2,829

Total noninterest expense	21,460	(4,917)	(372)	—	16,171

Income (loss) from continuing operations before income taxes	6,916	(2,712)	—	(16,134)	(11,930)
Income tax expense (benefit)	2,266	(1,318)	—	(5,923)	(4,975)

Income (loss) from continuing operations	4,650	(1,394)	—	(10,211)	(6,955)
Pretax income from discontinued operations	—	2,712	—	—	2,712
Income tax expense	—	1,318	—	—	1,318

Income from discontinued operations	—	1,394	—	—	1,394

Net income (loss)	$4,650	$—	$—	$(10,211)	$(5,561)

		Reclassification Adjustment
	As Previously	Discontinued		Restatement
	Reported	Operations	Other	Adjustment	As Restated
	(Dollars in thousands,
	except per share data)
EARNINGS (LOSS) PER SHARE:
Basic:
Income (loss) from continuing operations	$0.25	$(0.08)	$—	$(0.55)	$(0.38)
Discontinued operations	—	0.08	—	—	0.08

Net income (loss)	$0.25	$—	$—	$(0.55)	$(0.30)

Diluted:
Income (loss) from continuing operations	$0.25	$(0.08)	$—	$(0.55)	$(0.38)
Discontinued operations	—	0.08	—	—	0.08

Net income (loss)	$0.25	$—	$—	$(0.55)	$(0.30)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	March 31, 2003
	As
	Previously	Restatement
	Reported	Adjustment	As Restated
	(Dollars in thousands
Common stock	$18,314	$—	$18,314
Capital surplus	157,801	—	157,801
Retained earnings (deficit)	87,551	(18,223)	69,328
Accumulated other comprehensive income, net	2,729	1,896	4,625
Receivables from sale of stock	—	(7,937)	(7,937)
Treasury stock at cost	—	—	—

Total Stockholders’ Equity	$266,395	$(24,264)	$242,131

Note 3 — Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At March 31, 2004, options to purchase 396,858 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.
     The following is a reconciliation of stock option activity for the three months ended March 31, 2004:

			Weighted
		Range of	Average
	Number	Option Prices	Exercise
	of Shares	per Share	Price
Shares under option at December 31, 2003	1,439,850	$8.50-25.08	$16.45

Granted	—	—	—
Lapsed or surrendered	(208,373)	8.50-22.89	16.27
Exercised	—	—	—

Shares under option at March 31, 2004	1,231,477	$8.50-25.08	$16.48

Share exercisable at March 31, 2004	925,601	$8.50-25.08	$15.16

     CIB Marine applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation plans. Under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), companies may elect to recognize stock-based compensation expense based on the fair value method of the awards or continue to account for stock-based compensation under APB 25. CIB Marine has elected to continue to apply the provisions of APB 25.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123 (R)). The objective of the revised statement No. 123 is to recognize in an entity’s financial statements the cost of employee services received in exchange for valuable equity instruments issued to employees in share-based payment transactions. A key provision of the statement requires public companies to adopt Statement 123’s fair-value method of accounting. Under this method, the cost of employee services received in exchange for equity instruments would be measured based on the grant-date fair value of these instruments. The cost would be recognized over the requisite service period. The Statement was applied by CIB Marine prospectively as of January 1, 2006 and is not expected to result in a significant adjustment to the consolidated financial statements. There were no options granted in 2004 or 2003.
     Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS No. 123, CIB Marine’s net loss per share would have been the pro forma amounts indicated below:

		Quarter Ended March 31,
		2004	2003
			(as restated)
		(Dollars in thousands,
		except share data)
Net loss	As reported	$(11,795)	$(5,561)
	Assumed compensation cost, net of tax (1)	(320)	(326)

	Pro forma	$(12,115)	$(5,887)

Basic loss per share	As reported	$(0.65)	$(0.30)
	Pro forma	(0.66)	(0.32)
Diluted loss per share	As reported	(0.65)	(0.30)
	Pro forma	(0.66)	(0.32)

(1)	Assumed compensation costs are net of tax for 2003, but not for 2004. Due to the substantial losses incurred in 2004, tax benefits for 2004 and later years may not be realized. Also, CIB Marine did not have the ability to carryback losses from 2004 to previous years because the 2003 carrybacks covered all available taxable income for these years.
     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 5.04% for 2002. There were no options granted in 2004 or 2003. The per share weighted average fair value of stock options granted during 2002 was $9.94 on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.
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

Note 4 — Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
March 31, 2004
U.S. Treasuries	$20,051	$49	$—	$20,100
U.S. government agencies	298,072	2,037	2	300,107
Obligations of states and political subdivisions	51,504	2,586	55	54,035
Other notes and bonds	1,050	—	1	1,049
Corporate commercial paper	22,470	4	8	22,466
Mortgage-backed securities	247,797	1,664	1,438	248,023
Federal Home Loan Bank and Federal Reserve Bank stock	11,376	—	—	11,376

	$652,320	$6,340	$1,504	$657,156

December 31, 2003
U.S. Treasuries	$20,070	$17	$—	$20,087
U.S. government agencies	291,000	1,122	122	292,000
Obligations of states and political subdivisions	56,816	2,256	81	58,991
Other notes and bonds	1,050	—	1	1,049
Corporate commercial paper	7,369	4	—	7,373
Mortgage-backed securities	247,736	1,332	2,343	246,725
Federal Home Loan Bank and Federal Reserve Bank stock	11,131	—	—	11,131

	$635,172	$4,731	$2,547	$637,356

     Securities with a carrying value and fair value of $306.3 million and $176.7 million at March 31, 2004 and December 31, 2003, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, and other purposes as required, and beginning in the first quarter of 2004 for federal funds purchased and borrowings from the federal discount window.
Note 5 — Loans
     The components of loans are as follows:

	March 31,		December 31,
	2004		2003
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$600,642	27.2%	$708,252	29.9%
Factored receivables	7,361	0.3	11,447	0.5
Commercial real estate	1,233,086	55.9	1,184,542	50.1
Commercial real estate construction	321,792	14.6	363,822	15.4
Residential real estate	30,656	1.4	85,893	3.6
Home equity	13,065	0.6	12,272	0.5
Consumer	3,366	0.2	3,554	0.2
Receivables from sale of stock	(4,456)	(0.2)	(5,208)	(0.2)

Gross loans	2,205,512	100.0%	2,364,574	100.0%

Deferred loan fees	(3,683)		(4,533)

Total loans	2,201,829		2,360,041
Loans included in assets of companies held for disposal	(10,892)		—

Total loans, net	2,190,937		2,360,041
Allowance for loan losses-total company	(115,397)		(109,872)
Allowance for loan loss included in assets of companies held for disposal	755		—

Allowance for loan losses, net	(114,642)		(109,872)

Loans, net	$2,076,295		$2,250,169

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $57.4 million and $60.5 million at March 31, 2004 and December 31, 2003, respectively.
     At March 31, 2004 and December 31, 2003, CIB Marine had $13.1 million and $22.7 million, respectively, in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.8 million and $0.1 million at March 31, 2004 and December 31, 2003, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock and not adequately secured by collateral other than the stock which have been classified as receivables from sale of stock and recorded as contra-equity have not been included in this balance.
Note 6 — Goodwill and Other Intangible Assets
     CIB Marine’s intangible asset values are as follows:

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Amortizing Intangible Assets:
Core deposit intangibles	$3,959	$3,058	$901	$3,959	$2,977	$982
Other identifiable intangibles	1,221	1,221	—	1,221	396	825
Mortgage servicing rights	—	—	—	19	19	—

	5,180	4,279	901	5,199	3,392	1,807

Amortizing intangibles included in assets of companies held for disposal	(1,221)	(1,221)	—	—	—	—

	$3,959	$3,058	901	$5,199	$3,392	1,807

Non amortizing goodwill			982			982

Total intangible assets, net			$1,883			$2,789

     During the first quarter of 2004, the customer base intangible assets of MSI were deemed impaired. A $1.0 million impairment loss for the unamortized balance was recognized and is included in loss from discontinued operations. There is goodwill of $0.2 million and $2.2 million at March 31, 2004 and December 31, 2003, respectively related to MICR included in assets of companies held for disposal. See Note 7 — Companies Held for Disposal for further information.
Note 7 — Companies Held For Disposal
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR, Inc. (“MICR”), Commercial Finance and MSI at March 31, 2004 and CIB Construction and MICR at December 31, 2003.
     Loss or income from discontinued operations, as shown on the consolidated statement of operations is comprised of CIB Construction, Commercial Finance and MSI for the quarters ended March 31, 2004 and 2003.
     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.
Reconciliation of Assets/Liabilities of companies held for disposal

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Assets of companies held for disposal:
MICR	$2,617	$4,555
CIB Construction	19,256	28,964
MSI (1)	4,176	N/A
Commercial Finance (1)	10,050	N/A
Other (2)	36,467	(4,463)

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Total assets of companies held for disposal	$72,566	$29,056

Liabilities of companies held for disposal:
MICR	$690	$590
CIB Construction	19,729	28,459
MSI (1)	1,932	N/A
Commercial Finance (1)	8,644	N/A
Other (2)	(4,175)	(11,668)

Total liabilities of companies held for disposal	$26,820	$17,381

(1)	Not classified as held for disposal at December 31, 2003.

(2)	Includes mortgage banking assets/liabilities held by affiliates and elimination of intercompany transactions between subsidiaries and affiliates.
Reconciliation of (Loss) Income from Discontinued Operations for the quarters ended March 31, 2004 and 2003:

	Pretax
	income/(loss)	Income	Other
	before other	tax	income
	income	expense	(expense)	Net
	(expense)	(benefit)	(1)	income/(loss)
	(Dollars in thousands)
Quarter Ended March 31, 2004
MSI	$(2,077)	$(182)	$(378)	$(2,273)
Commercial Finance	(221)	(5)	76	(140)
CIB Construction	(100)	879	99	(880)

Total	$(2,398)	$692	$(203)	$(3,293)

Quarter Ended March 31, 2003 (as restated)
MSI	$1,690	$1,251	$1,458	$1,897
Commercial Finance	(59)	14	94	21
CIB Construction	(883)	53	412	(524)

Total	$748	$1,318	$1,964	$1,394

(1)	Includes impairment losses recorded by the parent, mortgage banking income/expense recognized by affiliates and elimination of intercompany transactions.
CIB Construction (includes Canron)
     CIB Construction, a wholly owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. During the third quarter of 2003, CIB Construction commenced a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The net loss associated with CIB Construction is presented as discontinued operations in CIB Marine’s consolidated statement of operations.
     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. For the three months ended March 31, 2004, Canron provided $0.1 million for employee severance and retention costs. At March 31, 2004, Canron had an accrued severance liability of $1.4 million. During the first quarter of 2004, Canron sold certain of its properties and equipment for approximately $1.6 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	March 31,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$1,027	$2,407
Accounts receivable	5,299	12,807
Inventories and contracts in progress	—	1,438
Other assets	2,325	—

Current assets	8,651	16,652
Property and equipment, net	10,605	12,312

Total assets	$19,256	$28,964

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$4,394	$11,625
Other liabilities	15,335	14,697

Current liabilities	19,729	26,322
Loans payable to unaffiliated banks	—	2,137

Total liabilities	19,729	28,459
Stockholder’s equity	(473)	505

Total liabilities and stockholder’s equity	$19,256	$28,964

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. The net aftertax income of MICR was $0.2 million and $0.1 million during the quarters ended March 31, 2004 and 2003, respectively and is included in continuing operations on the consolidated statement of operations. Dividends totaling $0.3 million were paid by MICR to its parent, CIB – Chicago, during the three months ended March 31, 2004. No dividends were paid during the three months ended March 31, 2003. CIB Marine management, which has authority to do so, has developed and is implementing a plan to sell this business.
     The following table summarizes the composition of MICR’s balance sheet:

	March 31,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash and cash equivalents non-affiliates	$553	$622
Accounts receivable	577	571
Inventory	889	857
Other current assets	32	16
Property and equipment, net	331	333
Goodwill, net	235	2,156

Total assets	$2,617	$4,555

Liabilities and stockholder’s equity:
Liabilities	$690	$590
Stockholder’s equity	1,927	3,965

Total liabilities and stockholder’s equity	$2,617	$4,555

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MSI
     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc (“MSI”). MSI sold substantially all of these mortgage loans in the secondary market with servicing rights released. Due to the underperformance of this subsidiary, CIB Marine management, which had the authority to do so, developed and implemented a plan to sell this business in the first quarter of 2004. The following table summarizes the composition of MSI’s balance sheet:

	March 31,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$356	$12
Loans held for sale	426	148
Net loans	590	202
Property and equipment, net	929	1,019
Other intangibles	756	825
Other assets	1,119	766

Total assets	$4,176	$2,972

Liabilities and stockholder’s equity:
Liabilities	1,932	1,434
Stockholder’s equity	2,244	1,538

Total liabilities and stockholder’s equity	$4,176	$2,972

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     During the first quarter of 2004, CIB Marine recorded a $1.0 million impairment loss related to MSI. Based on the expected market value of this subsidiary, management determined the value of the customer base intangibles, including $0.3 million of additional contingent consideration due under the original purchase agreement, was impaired and an impairment loss of $1.0 million was recognized by the parent. The impairment loss and MSI’s results of operations are presented as discontinued operations in CIB Marine’s consolidated statements of operations.
Commercial Finance
     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through Commercial Finance, an Illinois limited liability company and a wholly-owned subsidiary of CIB – Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. Commercial Finance provides the factoring of receivables and other asset-based lending products to borrowers. In the first quarter of 2004, CIB Marine management, which has the authority to do so, developed and implemented a plan to sell this business. The following table summarizes the composition of Commercial Finance’s balance sheet:

	March 31,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$147	$216
Net loans	9,546	11,465
Other assets	291	175

Current assets	9,984	11,856
Property and equipment, net	66	70

Total assets	$10,050	$11,926

Liabilities and stockholder’s equity:
Other liabilities	$2,407	$3,052

Current liabilities	2,407	3,052
Loans payable to unaffiliated banks	6,237	7,252

Total liabilities	8,644	10,304
Stockholder’s equity	1,406	1,622

Total liabilities and stockholder’s equity	$10,050	$11,926

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     Commercial Finance’s operating results are presented as discontinued operations in CIB Marine’s consolidated statement of operations.
Note 8 — Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Prepaid expenses	$2,174	$1,616
Accounts receivable	866	1,531
Fair value of derivatives	5,074	3,945
Trust preferred securities underwriting fee, net of amortization	1,486	1,500
Investment in trust common securities	2,350	2,310
Other investments	7,203	9,572
Other	35,021	27,239

	$54,174	$47,713

The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships with a carrying value of $5.5 million at March 31, 2004 and $5.7 million at December 31, 2003. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine’s markets and other locations.

•	Interests in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of March 31, 2004 has invested $0.9 million. The carrying value of these investments is at the lower of cost or estimated fair market value which was estimated to be $0.8 million at both March 31, 2004 and December 31, 2003.

•	Investment in shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company. The amount of this investment is carried at the lower of cost or estimated fair market value, which was estimated to be $0.5 million at both March 31, 2004 and December 31, 2003.

•	Interests in three limited partnerships which had a carrying value of $2.2 million at December 31, 2003. These interests were sold during the first quarter of 2004 at a $0.2 million loss. The loss is included in write down and losses on assets in the consolidated statement of operations.
Note 9 — Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	March 31, 2004		December 31, 2003
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$44,505	1.13%	$21,967	1.09%
Revolving lines of credit	29,832	3.74	30,848	3.75
Treasury, tax, and loan notes	2,904	0.78	13,099	0.73
Mortgage note payable	25,155	10.00	26,687	10.00

	102,396	4.06	92,601	4.49
Short-term borrowings included in liabilities of companies held for disposal	(6,237)	4.00	—	—

	$96,159	4.06%	$92,601	4.49%

     CIB Marine had a revolving line of credit at a nonaffiliated commercial bank collateralized by the common stock of all of its subsidiaries. At March 31, 2004 and December 31, 2003, CIB Marine was not in compliance with the capital requirement debt covenant of its revolving line of credit. Additionally, at December 31, 2003, CIB Marine’s factoring subsidiary had a line of credit to support its operating needs.
     At March 31, 2004 and December 31, 2003 CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to those participated standby letters of credit was $17.3 million at March 31, 2004.
     During the first quarter of 2004, CIB – Chicago was required to pledge securities for access to the federal discount window. As of March 31, 2004, the market value of securities pledged for the federal discount window was $25.9 million.
     Beginning in the first quarter of 2004, CIB Marine’s subsidiary banks were required to pledge securities to collateralize federal funds purchased from banks. At March 31, 2004, the market value of the securities pledged was $69.6 million.
Note 10 — Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	March 31, 2004		December 31, 2003		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
	(Dollars in thousands)
	$3,500	5.12%	$3,500	5.12%	5/01/04	N/A
	5,000	5.12	5,000	5.12	5/01/04	N/A
	3,250	4.95	3,250	4.95	1/16/08	1/16/01
	2,500	4.95	2,500	4.95	1/16/08	1/16/01
	2,000	4.95	2,000	4.95	1/16/08	1/16/01
	2,000	5.09	2,000	5.09	2/20/08	2/20/01
	24,045	7.07	23,997	7.07	6/30/08	N/A

	42,295	6.20%	42,247	6.20%

Fair value hedge basis adjustment	4,450		4,029

Total	$46,745		$46,276

     CIB Marine is required to maintain qualifying collateral as security for FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged. At March 31, 2004 and December 31, 2003, the assets pledged as security for CIB Marine’s FHLB borrowings had a collateral value of $53.6 million and $59.9 million, respectively. These assets consisted of securities with a market value of $60.5 million and $53.8 million at March 31, 2004 and December 31, 2003, respectively, and 1-4 family residential mortgages with balances outstanding of $17.7 million at December 31, 2003.
Note 11 — Other Liabilities

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Accounts payable	$1,930	$4,328
Accrual for unfunded commitments and standby letters of credit	5,247	15,747
Accrued real estate taxes	1,331	2,680
Accrued compensation and employee benefits	1,385	2,483
Accrued professional fees	1,302	1,449
Accrued other expenses	1,071	850
Fair value of derivatives	825	294
Other liabilities	9,574	1,151

	$22,665	$28,982

     Changes in the accrual for unfunded standby letters of credit for the quarter ended March 31, 2004 are as follows (dollars in thousands):

Balance at December 31, 2003	$15,747
Transfer to allowance for loan losses for funded standby letters of credit	(5,000)
Charge-offs	(5,500)

Balance at March 31, 2004	$5,247

Note 12 — Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine Stock are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. During the first quarter of 2004, CIB Marine charged-off $0.7 million of such loans to the allowance for loan losses. Such loans outstanding at March 31, 2004 and December 31, 2003 totaled $4.5 million and $5.2 million respectively. Interest earned on these loans was $0.05 million for the three months ended March 31, 2004 and is included in interest and dividend income-loans.
Treasury Stock
     Certain subsidiary banks of the Company acquired shares of CIB Marine stock through collection efforts when the borrowers defaulted on loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses.
Regulatory Capital
     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, pursuant to FDIC guidelines in 12 C.F.R. Part 325, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.
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
     At March 31, 2004, pursuant to FDIC guidelines in 12 C.F.R. Part 325 CIB – Indiana, Marine FSB and Citrus Bank were categorized as well capitalized. Central Illinois Bank and Marine – Wisconsin were categorized as adequately capitalized, and CIB – Chicago was categorized as significantly undercapitalized, as under the regulatory framework for prompt corrective action.
     On January 30, 2003, CIB Marine’s bank subsidiary, CIB – Chicago, entered into a Memorandum of Understanding (the “Memorandum”) with the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation (the “DBRE”) and the FDIC. The Memorandum was entered into as a result of the deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE’s regular examination of CIB – Chicago, which commenced on August 31, 2002.
     Pursuant to the Memorandum, CIB – Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, CIB – Chicago agreed to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank’s capital accounts. Also, unless prior written consent was received from the regulators, CIB – Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends. As of March 31, 2004, CIB – Chicago had Tier 1 leverage capital below the 8% minimum.

Note 13 — Loss Per Share Computations
     The following provides a reconciliation of basic and diluted earnings per share from continuing operations:

	Quarter Ended March 31,
	2004	2003
		(as restated)
	(Dollars in thousands,
	except share and per share data)
Loss from continuing operations	$(8,502)	$(6,955)

Weighted average shares outstanding:
Basic	18,259,831	18,312,809
Effect of dilutive stock options outstanding	—	—

Diluted	18,259,831	18,312,809

Per share loss:
Basic	$(0.47)	$(0.38)
Effect of dilutive stock options outstanding	—	—

	$(0.47)	$(0.38)

Note 14 — Subsequent Events
Sale of CIB — Chicago
     In November 2004, CIB Marine sold CIB — Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB — Chicago’s interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. In connection with the sale of CIB — Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine’s trust preferred securities. CIB Marine also represented to the purchaser that for the 2004 tax year, the sum of certain tax benefits, such as gross built-in losses and Federal net operating loss carry forwards, would not be less than $60 million for CIB — Chicago. CIB Marine agreed to indemnify the purchaser for any losses arising out of a breach of this representation and certain other customary representations and warranties. No claims have been made by the purchaser related to this indemnification obligation. At the time of sale, CIB — Chicago operated 16 banking facilities in the Chicago metropolitan area and had approximately $1.2 billion in assets and $1.1 billion in deposits. The sale of CIB — Chicago reduced consolidated loan totals by $682.8 million, nonaccrual loans by $60.3 million and the allowance for loan loss by $38.1 million.
     CIB Marine used $23.6 million of the proceeds to repay all indebtedness under CIB Marine’s revolving line of credit and injected $15.0 million of new capital into Central Illinois Bank. The balance of the proceeds is being utilized to help fund ongoing operations. The sale resulted in a pre-tax gain for financial statement purposes of approximately $15.6 million. The total consolidated assets of CIB Marine immediately after the sale were approximately $1.4 billion. The Grand Cayman Islands branch banking facility of CIB — Chicago, which was established to accept Eurodollar deposits, was closed in conjunction with the sale of the bank.
Sale and Wind Down of Nonbank Subsidiaries
     During 2004, 2005 and 2006, CIB Marine divested itself of certain nonbank subsidiaries and commenced and/or continued the wind down of certain other nonbank subsidiaries in order to more narrowly focus its resources on its core commercial and retail banking strategies.
     CIB Marine Commercial Finance, LLC. In June 2004, CIB — Chicago sold to an unrelated party substantially all of the business assets and the business of its factoring subsidiary, CIB Marine Commercial Finance LLC. The pre-tax gain on the sale of this operation was $0.2 million. Total assets were $10.9 million at the time of sale. This company was fully dissolved in November 2004.
     Mortgage Services, Inc. During the third quarter of 2004, CIB Marine sold to unrelated parties substantially all of the assets and operations of Mortgage Services, Inc. The sale of the operations was accomplished through two separate transactions and resulted in a combined net pretax loss of $0.7 million. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities, totaling $1.8 million and $1.0 million as of December 31, 2004 and September 30, 2006, respectively, include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.
     CIB Marine Capital, LLC. During 2004, 2005 and 2006, CIB Marine continued to wind down its mezzanine lending company, CIB Marine Capital, LLC. At December 31, 2004, total loans outstanding were $3.4 million as compared to $19.0 million at December 31, 2003. At September 30, 2006, total loans outstanding were $0.7 million.
     Canron. In 2002, CIB Construction LLC, a wholly owned subsidiary of CIB – Chicago, acquired 84% of Canron, a steel fabrication company in foreclosure. During 2003, Canron commenced a voluntary liquidation and wind down of its affairs. During 2004 and since that date, Canron continued this plan and sold several of its properties and operations. At December 31, 2004 and December 31, 2005, Canron had assets of approximately $14.6 million and $6.1 million, respectively, and liabilities of $9.3 million and $3.1 million, respectively. In August 2005, Canron authorized and began liquidation distributions to its shareholders. In 2005, Canron paid $2.1 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $2.6 million to CIB Marine, which CIB Marine recorded as a reduction of its investment in CIB Construction. In 2006 through September, Canron paid $1.0 million in capital distributions to CIB Construction and CIB Construction paid $1.6 million in capital distributions to CIB Marine. As of December 31, 2005 and September 30, 2006, CIB Marine’s net investment in CIB Construction was approximately $(0.6) million and $(1.2) million, respectively.
     MICR, Inc. (“MICR”) In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR, a manufacturer of payment processing systems that was acquired from a borrower in lieu of foreclosure in 2000. At December 31, 2004, MICR had assets of approximately $2.7 million and liabilities of approximately $0.9 million. During 2004 and 2003 MICR generated income before income tax expenses of $1.3 million and $1.1 million, respectively. During 2004 and 2003, impairment write downs of CIB Marine’s investment in MICR were $1.9 million and $2.0 million, respectively. In November 2005, CIB Marine sold substantially all of the assets of MICR. No gain or loss was recorded o the sale.
Foreclosed Properties
     In December 2003, CIB — Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. The property is included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB — Chicago acquired the property subject to the first lien held by an outside financial institution and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation was reported as an outstanding non-recourse mortgage note payable.
     During the second quarter of 2004, CIB — Chicago transferred all of its rights, title and interest in the property, along with the borrower’s obligation under the related mortgage note, to the first lien holder. CIB — Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB — Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB — Chicago commenced Federal Court litigation against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB — Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB — Chicago. In April 2005, the Federal Court dismissed the RICO claim and, as a result, lacks jurisdiction over the state law claims. In April 2005, CIB Marine commenced a state court action against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB — Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.
Regulatory Orders and Agreements
     In May 2004, CIB — Chicago, Central Illinois Bank, Marine — Wisconsin and CIB — Indiana entered into Cease and Desist Orders with their respective banking regulators. The Memorandum entered into by CIB — Chicago in January 2003 was released as a result of entering into the Cease and Desist Order. CIB Marine subsequently sold CIB — Chicago in November 2004. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. In August 2004, Citrus Bank entered into a

Written Agreement with the Office of the Comptroller of the Currency. The Orders and Agreements impose certain restrictions and reporting requirements on CIB Marine and such subsidiaries, and require various actions to be taken. The items include, among others:
•	Maintenance of minimum capital levels;

•	Restrictions on dividend payments and redemption of shares without regulatory approval;

•	Limitations on asset and loan growth;

•	Adoption of a comprehensive plan to improve earnings;

•	Development of a plan to reduce concentrations of credit and loan relationships classified as substandard or doubtful;

•	Development of a system to correct loan administration deficiencies; and

•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.
     These regulatory Orders and Agreements were filed with the SEC during 2004. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were each released as a result of improvements at such banks and replaced with Memoranda of Understanding, which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain minimum capital levels, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. In April 2005, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each entered into a Memorandum of Understanding with the FDIC and applicable state banking regulators as a result of deficiencies in information technology. The banks agreed to take certain actions to document and fully implement an information security program, exercise appropriate diligence in overseeing service providers arrangements, and assess, develop and implement security standards and procedures. These Memoranda were terminated in January 2006. In September 2006, the Written Agreement with Citrus Bank was terminated. Management believes that CIB Marine, Central Illinois Bank and Marine – Wisconsin have complied with the majority of the provisions of the respective Orders and Agreement and are in the process of complying with the remaining provisions.
Liquidity
     During 2004, 2005 and into 2006, some of the borrowing sources customarily utilized by CIB Marine were restricted or were contingent on subsidiary bank pledges of fixed income investment securities.
FDIC Deposit Insurance Premiums
     FDIC deposit insurance premiums represented $0.5 million of the $0.9 million in FDIC and state assessments in 2003. Due to the increase in the risk profile of CIB Marine’s subsidiary banks, deposit insurance premiums significantly increased to $4.7 million in 2004. Excluding CIB — Chicago, deposit insurance premiums were $0.3 million, $1.4 million, $1.5 million, and $0.8 million in 2003, 2004, 2005 and for the nine months ended September 30, 2006, respectively.
     In October 2006 the FDIC Board of Directors approved a One-Time Assessment Credit. This credit, totaling $0.6 million for CIB Marine’s subsidiary banks, will be recorded as a credit against regular FDIC insurance premium expense beginning in January 2007 and continue until the credit is exhausted. Of the $0.6 million, an estimated $0.2 million will be used to offset the FDIC insurance premium during 2007.
Credit Concentrations
     At December 31, 2003, CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) and loans to ten industries or industry groups that exceeded 25% of stockholders’ equity. As of December 31, 2004, CIB Marine had one secured borrowing relationship and loans to seven industries or industry groups that exceeded 25% of stockholders’ equity. The decreases were due to the sale of CIB — Chicago, management’s strategy to reduce these types of exposures and, to a lesser extent, the increase in stockholders’ equity from the $15.6 million pre-tax gain on the sale of CIB — Chicago on November 30, 2004. At September 30, 2006, there were no loans to one borrower or a related group of borrowers that exceeded 25% of stockholders’ equity.
Stock Options
     As a result of retirements, resignations and other management and Board of Directors changes, the volume of lapsed and surrendered stock options increased substantially in 2004 and 2005 and the first nine months of 2006. During this period, 1,164,539 shares previously granted pursuant to stock options lapsed and/or were surrendered and became available for future grants under CIB

Marine’s 1999 Stock Option and Incentive Plan. In September and October 2005, 523,750 options were granted to various employees of the company at an exercise price of $4.10 per share. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, 400,750 options were granted also at an exercise price of $4.10 per share. As of November 16, 2006, there were 1,277,993 options outstanding with a weighted average exercise price of $8.45.
Treasury Stock and Receivables from Sale of Stock
     As a result of the sale of CIB — Chicago, receipt of additional collateral and other actions, the balance of loans classified as receivables from sale of stock has been reduced to $0.2 million as of September 30, 2006.
     At September 30, 2006, treasury stock held by CIB Marine was $0.2 million and included 12,663 shares.
FHLB Stock Investment Activity
     At December 31, 2004, CIB Marine held $13.2 million of FHLB Chicago stock. In January 2005, CIB Marine invested an additional $17.0 million because of the attractive dividend yield that had been paid in the past. Although the FHLB Chicago continued to pay dividends, the yields began to fall and in April 2005, CIB Marine sold $5.0 million of its holdings. Subsequently the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. As of December 31, 2005, CIB Marine had FHLB Chicago stock with a carrying value of $25.8 million of which $25.2 million was categorized as excess or “voluntary” and $0.6 million was categorized as required.
     In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. In June 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $9.7 million or 37% of its holdings. This represented approximately 40% of the stock CIB Marine requested to be redeemed at that time. As of September 30, 2006, CIB Marine had $16.4 million in FHLB Chicago stock, of which $0.6 million was categorized as required. The FHLB Chicago plans to facilitate the redemption of a limited amount of additional voluntary stock by December 2006 and again in 2007 and 2008, as necessary to meet member demand.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of March 31, 2004 and results of operations for the quarter ended March 31, 2004. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2003.
FORWARD-LOOKING STATEMENTS
     CIB Marine has made statements in this quarterly report on Form 10-Q and documents that are incorporated by reference that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “will be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.
     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect CIB Marine’s operations, performance, development and business results include the following:
•	Adverse changes in CIB Marine’s loan and investment portfolios;

•	Changes in the financial condition or operating results of one or more borrowers or related groups of borrowers or borrowers within a single industry or small geographic region where CIB Marine has a concentration of credit extended to those borrowers or related groups or to borrowers within that single industry or small geographic region;

•	CIB Marine’s ability to maintain adequate capital;

•	CIB Marine’s ability to operate profitably;

•	CIB Marine’s ability to originate loans;

•	CIB Marine’s ability to comply with regulatory orders and agreements;

•	The costs and effects of outstanding and/or potential litigation and of unexpected or adverse outcomes in such litigations;

•	CIB Marine’s ability to bring current its delinquent filings of periodic reports with the Securities and Exchange Commission and other regulators;

•	CIB Marine’s ability to bring current the deferred interest payments on its trust preferred securities;

•	CIB Marine’s ability to submit a timely filing of its federal and state income tax returns;

•	CIB Marine’s ability to attract and retain key personnel;

•	CIB Marine’s ability to attract and retain core deposits;

•	Adverse changes in business conditions in the banking industry generally and in the markets in which CIB Marine operates;

•	Changes in the legislative and regulatory environment which adversely affect CIB Marine;

•	Changes in accounting policies and practices;

•	Changes in interest rates and changes in monetary and fiscal policies which could negatively affect net interest margins, asset valuations and expense expectations;

•	Increased competition from other financial and nonfinancial institutions;

•	Adverse changes in the valuation of assets held for disposal and/or additional losses resulting from operations or disposition thereof;

•	The competitive impact of technological advances in the banking industry; and

•	Other risks set forth from time to time in CIB Marine’s filings with the Securities and Exchange Commission.
     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.
Restatement
     The consolidated statement of operations, stockholders equity and selected balance sheet items as presented as of and for the quarter ended March 31, 2003 have been restated to reflect the following restatement adjustments:
Loan and Other Credit Losses
     In the third quarter of 2003, CIB Marine began a comprehensive review of the adequacy of its allowance for loan losses in response to deterioration in the credit quality of the Company’s loan portfolio, including a significant increase in nonperforming loans, which was noted by the Company’s banking regulators at certain subsidiary banks. A Special Review Committee of the Board was formed to further review these items and engaged outside advisors to conduct an independent review of loan related matters. As a result of this comprehensive review, the Company identified errors in the timing of loan downgrades. The consolidated financial statements as of and for the quarter ended March 31, 2003 have been restated to reflect loan downgrades and charge offs in the appropriate periods. The impact of this restatement adjustment on the consolidated financial statements was an increase in provision for credit losses of $15.4 million, a net cumulative increase in the allowance for loan losses of $25.0 million and a $3.2 million decrease in loans.
Interest Income – Loans
     In addition, errors were also identified in the timing of when loans were classified as nonperforming which resulted in loans being placed on nonaccrual status in an incorrect reporting period. The consolidated financial statements as of and for the quarter ended March 31, 2003 have been restated to reflect loans being placed on nonaccrual status in the appropriate periods. The impact of this restatement was a reduction in interest income on loans of $0.6 million and a corresponding reduction in accrued interest receivable.
Reclassification of Securities and Adjustment to Accumulated Other Comprehensive Income
     During 2005, CIB Marine sold $9.3 million of tax exempt held to maturity securities at a gain of $0.4 million. As a result of this material contradiction related to management’s previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement was in an increase in securities of $3.1 million and an increase in accumulated other comprehensive income and total stockholders’ equity of $1.9 million as of March 31, 2003 for the net unrealized gains on the reclassified securities. The $1.2 million difference in the increase in available for sale securities and the increase in accumulated other comprehensive income as of March 31, 2003 is the deferred income tax effect on the net unrealized gain on securities.
Hedging Transactions
     Other income was adjusted to reflect the restated fair value of swaps originally accounted for under the short cut method of hedge accounting which no longer qualified for hedge accounting treatment in accordance with SFAS 133. The company had two commitments to fund commercial loans and designated these instruments as fair value hedges using the short cut method. The company also used the shortcut method for three callable swaps hedging negotiable CDs. The impact of this restatement on the consolidated statement of operations was a $0.2 million decrease in other income for the quarter ended March 31, 2003.
Income Tax Expense
     The consolidated financial statements as of and for the quarter ended March 31, 2003 have also been restated to reflect the income tax effect of the above restatement adjustments. The effect of these restatement adjustments on the consolidated statement of operations was a reduction in income tax expense on income from continuing operations of $5.9 million.
Receivables from Sale of Stock
     During the regular 2003 regulatory examination, it was noted that certain of CIB Marine’s subsidiary banks had originated loans, the proceeds of which were used to purchase stock of CIB Marine. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock should have been accounted for as a reduction in stockholders’ equity unless the loan had been repaid prior to the issuance of the financial statements or the loan had been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any. The consolidated balance sheet as of March 31, 2003 has been restated to report these loans as a contra-equity account entitled “receivables from sale of stock”. The effect of these restatement adjustments was a reduction of loans and a corresponding reduction of stockholders’ equity of $7.9 million as of March 31, 2003. See Note 12 – Stockholders’ Equity – for further information.
     The cumulative impact of the above restatements is a decrease in net income of $10.2 million for the quarter ended March 31, 2003. The cumulative decrease in stockholders’ equity as of March 31, 2003 includes the $10.2 million decrease in net income for the quarter ended March 31, 2003, an $8.0 million decrease in net income due to restatements in calendar years 2001 and 2002, and the $7.9 million reduction due to receivables from sale of stock, partially offset by the $1.9 million increase in accumulated other comprehensive income. The above restatement adjustments did not have an impact on the net cash provided by/used in operating activities, investing activities or financing activities.
     The following table presents the selected balance sheet items as previously reported and restated as of March 31, 2003. See Note 2 — Restatement of the Consolidated Statements of Operations and Stockholders’ Equity in Item 1 — Financial Statements of this Form 10-Q for further information on the restatement of the consolidated statement of operations and stockholders equity for the quarter ended March 31, 2003.

	As Previously	Reclassification	Restatement
	Reported	Adjustments	Adjustments	As Restated

Total Assets	$3,594,322	$(1,594)	$(24,264)	$3,568,464
Loans	2,739,214	—	(11,160)	2,728,054
Allowance for loan losses	(57,127)	—	(24,969)	(82,096)
Securities	543,393	—	3,070	546,463
Deposits	2,911,754	—	—	2,911,754
Borrowings	358,430	—	—	358,430
Total liabilities	3,327,927	(1,594)	—	3,326,333
Stockholders’ equity	266,395	—	(24,264)	242,131

Results of Operations
Overview
     CIB Marine’s net loss increased $6.2 million, or 112.1% from a net loss of $5.6 million in the first quarter of 2003 to a $11.8 million net loss in the first quarter of 2004. The increase in the net loss was driven by a $1.5 million increase in loss from continuing operations and the results of discontinued operations which generated $1.4 million in net income in 2003 as compared to a $3.3 million net loss in 2004, including a $1.0 million impairment loss on MSI and a $1.9 million impairment loss on MICR. Due to the underperformance of CIB Marine’s mortgage banking segment and its receivables factoring subsidiary, CIB Marine’s management developed a plan to sell these businesses during the first quarter of 2004. Accordingly, the net income or loss of these two subsidiaries and CIB Construction (which was previously in discontinued operations) are included in loss from discontinued operations on the consolidated statements of operations for both 2004 and 2003.
     The $1.5 million increase in loss from continuing operations for the first quarter of 2004 compared to the first quarter of 2003 was driven by a $8.5 million decrease in net interest income, a $5.4 million increase in noninterest expense and a $3.9 million increase in income taxes, largely offset by a $16.9 million reduction in the provision for credit losses from $24.6 million to $7.7 million. The large provision for credit losses for the first quarter of 2003 was the result of the deterioration in the credit quality of CIB Marine’s loan portfolio noted during a comprehensive review of the adequacy of its allowance for loan loss. During the last half of 2003 and in 2004, CIB Marine focused on improving the quality of its loan portfolio and enhancing its lending, credit and management culture. Additional information about nonperforming loans is discussed in “Loans-Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest”. The problems associated with the credit portfolio noted in 2003 and the declining rate environment contributed to the $8.5 million decrease in net interest income during the first quarter of 2004 as compared to the same period of 2003. Due to the rate environment, charge-offs, increased loans on nonaccrual status, and lower loan originations resulting from management’s focus on improving the quality of its loan portfolio, the average balance outstanding and the overall average yield on loans both decreased during the first quarter of 2004 as compared to the same period in 2003. This contributed to an $11.9 million decrease in loan interest income for the first quarter of 2004 as compared to the first quarter of 2003.
     Diluted loss per share increased $0.35 from $0.30 for the first quarter of 2003 to $0.65 for the first quarter of 2004. The return on average assets was (1.49%) in the first quarter of 2004, as compared to (0.63%) in the first quarter of 2003. The return on average equity was (42.76%) in the first quarter of 2004, as compared to (8.84%) in the first quarter of 2003.
     CIB Marine’s asset decline is largely attributable to the shift in its strategic focus from business development and asset growth to improving the company’s credit administration function, asset quality, and liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of its loan portfolio and other credit related matters identified by bank regulators during their regular examinations in 2002 and 2003. CIB Marine, however, continues to be committed to its banking relationships with small to medium-sized businesses and offering personalized service to banking customers. Excluding companies held for disposal, CIB Marine had 58 banking facilities and 745 full-time equivalent employees at March 31, 2004, as compared to 57 banking facilities and 772 full-time equivalent employees at December 31, 2003.
     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes. Amounts for the quarter ended March 31, 2003 have been restated.
Selected Consolidated Financial Data

	At or for the Quarter Ended
	March 31,
	2004	2003
		(as restated)
	(Dollars in thousands, except share and per
	share data)
Selected Statements of Operations Data
Interest and dividend income	$37,253	$48,920
Interest expense	19,198	22,374

Net interest income	18,055	26,546
Provision for credit losses	7,651	24,584

Net interest income after provision for credit losses	10,404	1,962
Noninterest income	1,624	2,279
Noninterest expense	21,562	16,171

	At or for the Quarter Ended
	March 31,
	2004	2003
		(as restated)
	(Dollars in thousands, except share and per
	share data)
Loss from continuing operations before income taxes	(9,534)	(11,930)
Income tax benefit	(1,032)	(4,975)

Net loss from continuing operations	(8,502)	(6,955)
Discontinued operations:
Pretax income (loss) from discontinued operations	(2,601)	2,712
Income tax expense	692	1,318

Net income (loss) from discontinued operations	(3,293)	1,394

Net loss	$(11,795)	$(5,561)

Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.47)	$(0.38)
Discontinued operations	(0.18)	0.08

Net loss	$(0.65)	$(0.30)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.47)	$(0.38)
Discontinued operations	(0.18)	0.08

Net loss	$(0.65)	$(0.30)

Dividends	—	—
Book value per share	$5.55	$13.16
Weighted average shares outstanding-basic	18,259,831	18,312,809
Weighted average shares outstanding-diluted	18,259,831	18,312,809
Financial Condition Data
Total assets	$3,157,719	$3,568,464
Loans	2,190,937	2,728,054
Allowance for loan losses	(114,642)	(82,096)
Securities	657,156	546,463
Deposits	2,792,259	2,911,754
Borrowings, including junior subordinated debentures	204,761	358,430
Stockholders’ equity	100,132	242,131
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1) (8)	2.41%	3.37%
Net interest spread (2) (8)	2.17	3.05
Noninterest income to average assets (3) (8)	0.54	0.67
Noninterest expense to average assets (8)	3.41	2.05
Efficiency ratio (4) (8)	117.86	52.43
Return on average assets (5)	(1.49)	(0.63)
Return on average equity (6)	(42.76)	(8.84)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	10.69%	5.72%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	8.69	4.53
Allowance for loan losses to loans	5.23	3.01
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	48.95	52.64
Net charge-offs annualized to average loans	1.32	1.06
Capital ratios:
Total equity to total assets	3.17%	6.79%
Total risk-based capital ratio	7.20	10.75
Tier 1 risk-based capital ratio	4.88	9.49
Leverage capital ratio	3.98	8.70
Other data:
Number of employees (full-time equivalent)(7)	745	755
Number of banking facilities	58	51

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2003, the effective tax rate used to calculate the tax-equivalent basis was 35%. Beginning in 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004 no US federal or state loss carryback potential remains. Accordingly, the 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.46%.

(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Return on average assets is annualized net income divided by average total assets.

(6)	Return on average equity is annualized net income divided by average common equity.

(7)	Does not include employees (full-time equivalent) of companies held for disposal as follows:

	At March 31,
	2004	2003

MICR	39	33
Commercial Finance	14	10
MSI	110	107
Canron	9	925

	172	1,075

(8)	Ratio is calculated based on the total income/expense and average assets/liabilities for continuing and discontinued operations.
Net Interest Income
     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. For 2003, the tables express interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by these tax-exempt assets. Beginning in 2004, CIB Marine does not expect to realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2004 has not been adjusted to reflect the tax-equivalent basis. See the income tax section of this Form 10-Q for additional information.

	Quarter Ended March 31, (1)
	2004			2003 (As Restated)
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Securities:
Taxable	$637,520	$3,805	2.39%	$451,970	$3,636	3.22%
Tax-exempt (2)	50,261	465	3.70	61,064	890	5.83

Total securities	687,781	4,270	2.48	513,034	4,526	3.53
Loans (3)(4):
Commercial	679,312	9,140	5.41	786,828	12,474	6.43
Commercial real estate	1,574,103	23,420	5.98	1,904,865	31,816	6.77
Consumer	45,703	656	5.77	57,145	914	6.49

Total loans	2,299,118	33,216	5.81	2,748,838	45,204	6.67
Federal funds sold	100,412	255	1.02	29,706	130	1.77
Loans held for sale	23,561	308	5.26	132,915	1,787	5.45

Total interest-earning assets	3,110,872	38,049	4.92	3,424,493	51,647	6.11
Noninterest-earning assets
Cash and due from banks	51,240			47,032
Premises and equipment	29,339			28,254
Allowance for loan losses	(110,926)			(60,490)
Receivables from sale of stock	(5,200)			(7,937)
Accrued interest receivable and other assets	105,874			140,237

Total noninterest-earning assets	70,327			147,096

Total assets	$3,181,199			$3,571,589

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$84,552	$221	1.05%	$62,913	$161	1.04%
Money market	413,059	1,442	1.40	389,701	1,761	1.83
Other savings deposits	236,673	838	1.42	215,696	1,088	2.05
Time deposits (5)	1,910,053	14,159	2.98	2,015,852	17,345	3.49

	Quarter Ended March 31, (1)
	2004			2003 (As Restated)
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Total interest-bearing deposits	2,644,337	16,660	2.53	2,684,162	20,355	3.08
Borrowings — short-term	83,813	1,098	5.27	271,601	1,137	1.70
Borrowings — long-term (5)	45,921	284	2.49	47,087	294	2.53
Junior subordinated debentures/guaranteed trust preferred securities	61,857	1,363	8.81	60,000	1,320	8.80

Total borrowed funds	191,591	2,745	5.75	378,688	2,751	2.93

Total interest-bearing liabilities	2,835,928	19,405	2.75	3,062,850	23,106	3.06
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	202,482			194,132
Accrued interest and other liabilities	31,853			59,473

Total noninterest-bearing liabilities	234,335			253,605

Total liabilities	3,070,263			3,316,455
Stockholders’ equity	110,936			255,134

Total liabilities and stockholders’ equity	$3,181,199			$3,571,589

Net interest income and net interest spread (2)(6)		$18,644	2.17%		$28,541	3.05%

Net interest-earning assets	$274,944			$361,643

Net interest margin (2)(7)			2.41%			3.37%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10%			1.12%

(1)	Includes interest earned/paid and average balances of interest-earning assets and interest-bearing liabilities of discontinued operations, except for MICR and CIB Construction, for yield reporting purposes.

(2)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains . Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.46%.

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $1.1 million and $2.7 million for the quarters ended March 31, 2004 and 2003, respectively.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
Reconciliation of Net Interest Income – Net of Discontinued Operations

	Quarter ended March 30,
	2004	2003
		(as restated)
	(Dollars in thousands)
Interest income reported in margin table(1)	$38,049	$51,647
Taxable equivalent adjustment – tax-exempt securities	N/A	(312)
Taxable equivalent adjustment – tax-exempt loans	N/A	(171)
Interest income included in discontinued operations	(796)	(2,244)

Interest income as reported in consolidated statement of operations	37,253	48,920

Interest expense reported in margin table	$19,405	$23,106
Interest expense included in discontinued operations	(207)	(732)

Interest expense as reported in consolidated statement of operations	19,198	22,374

Net interest income reported in margin table(1)	$18,644	$28,541
Tax equivalent adjustment	N/A	(483)
Net discontinued operations	(589)	(1,512)

Net interest income, net of adjustments as reported in consolidated statement of operations	$18,055	$26,546

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004 and as of December 31, 2004 no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.
     Net interest income decreased $9.9 million, or 34.7%, from $28.5 million for the first quarter of 2003, on a tax-equivalent basis, to $18.6 million for the first quarter of 2004. The decrease was primarily the result of a 119 basis point decline in the yield on average interest-earning assets combined with a decline in the average balance of these assets, partially offset by a 31 basis point decrease in the overall cost of funding. The decrease in the volume of interest-earning assets was mainly the result of a shift in strategic focus from business development to improving asset quality, liquidity and capital position as discussed in the “Overview” section of this Form 10-Q.
     CIB Marine’s net interest spread decreased 88 basis points from 3.05% for the quarter ended March 31, 2003, to 2.17% for the quarter ended March 31, 2004. These declines were the result of a reduction in loans as a percentage of total earning assets, high levels of nonaccrual loans and holding short-term liquid assets in a steep yield curve environment. To reduce liquidity risk, management increased the percentage of short-term liquid assets to total liabilities. Short-term liquid assets include cash and due from banks, federal funds, reverse repurchase agreements and investment securities.
     Total interest income decreased $13.6 million, or 26.3%, from $51.6 million in the first quarter of 2003, on a tax-equivalent basis, to $38.0 million in the first quarter of 2004. The decrease was due to a 9.2% decrease in average interest-earning assets combined with a 119 basis point decrease in the yield on interest-earning assets. The largest decrease was in interest income on loans, which declined $12.0 million or 26.5% from $45.2 million for the first quarter of 2003 to $33.2 million for the first quarter of 2004 and interest income on loans held for sale which decreased $1.5 million during the same period. The decrease in loan interest income was due to a $449.7 million decrease in the average balance and an 86 basis point decrease in the average yield. The decrease in the average loan yield was due to the declining rate environment combined with greater nonaccrual loans and prepayments of higher coupon fixed rate loans. See the discussion in the “Loans” section of this Form 10-Q for further information on the decrease in the average loan balance. The decrease in interest income on loans held for sale was mainly volume driven and also longer holding periods caused by higher refinance volumes during the first quarter of 2003 as compared to the first quarter of 2004.
     Total interest expense decreased $3.7 million, or 16.0%, from $23.1 million in the first quarter of 2003 to $19.4 million in the first quarter of 2004. The decline resulted from a $3.7 million decrease in interest expense on deposits driven by a lower overall average rate on these funds during the first quarter of 2004 as compared to the same period in 2003. The average rate on time deposits, which are the largest source of funding for CIB Marine, decreased 51 basis points during the first quarter of 2004 as compared to the first quarter of 2003, while the average rate on other savings deposits and money market deposits declined 63 and 43 basis points, respectively, during the same period. The overall decrease in the average rate of deposits was due to the economic rate environment combined with CIB Marine’s strategy to reduce its funding needs on a targeted basis. With the reduction in its lending portfolio, as discussed in the Financial Condition-Overview section, CIB Marine implemented a strategy by offering lower competitive yields on higher cost time deposits and money market accounts to take advantage of declining rates. This strategy resulted in the $3.7 million decrease in interest expense on deposits. While the average balance outstanding on short-term borrowings during the first quarter of 2004 was lower than the first quarter of 2003, the overall average rate paid on short-term borrowings was higher due to CIB Marine’s assumption of a borrower’s financial obligation relating to a first lien on property acquired by CIB Marine through a Deed in Lieu of Foreclosure in the fourth quarter of 2003. As a result, overall interest expense on total borrowed funds did not significantly change during the first quarter of 2004 as compared to the same period in 2003. See the foreclosed asset section in Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest for further information on the assumed financial obligation.
     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:

	Quarter Ended March 31, 2004 Compared to
	Quarter Ended March 31, 2003 (as restated) (2)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$1,255	$(1,086)	$169	4.65%
Securities — tax-exempt (1)	(139)	(286)	(425)	(47.75)

Total securities	1,116	(1,372)	(256)	(5.66)
Commercial	(1,545)	(1,789)	(3,334)	(26.73)
Commercial real estate	(5,024)	(3,372)	(8,396)	(26.39)
Consumer	(167)	(91)	(258)	(28.23)

Total loans (including fees)	(6,736)	(5,252)	(11,988)	(26.52)
Federal funds sold	199	(74)	125	96.15
Loans held for sale	(1,417)	(62)	(1,479)	(82.76)

Total interest income(1)	(6,838)	(6,760)	(13,598)	(26.33)
Interest Expense
Interest-bearing demand deposits	57	3	60	37.27
Money market	103	(422)	(319)	(18.11)

	Quarter Ended March 31, 2004 Compared to
	Quarter Ended March 31, 2003 (2)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Other savings deposits	100	(350)	(250)	(22.98)
Time deposits	(845)	(2,341)	(3,186)	(18.37)

Total deposits	(585)	(3,110)	(3,695)	(18.15)
Borrowings — short-term	(1,193)	1,154	(39)	(3.43)
Borrowings — long-term	(6)	(4)	(10)	(3.40)
Junior subordinated debentures/guaranteed trust preferred securities	41	2	43	3.26

Total borrowed funds	(1,158)	1,152	(6)	(0.22)

Total interest expense	(1,743)	(1,958)	(3,701)	(16.02)

Net interest income(1)	$(5,095)	$(4,802)	$(9,897)	(34.68)%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004 and as of December 31, 2004 no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $7.7 million in the first quarter of 2004, as compared to $24.6 million in the same period of 2003. The decrease in the provision was primarily due to a decline in the amount of loans outstanding at March 31, 2004 as compared to March 31, 2003 and a higher provision in the first quarter of 2003 resulting from credit risk associated with certain borrowing relationships and certain risks associated with the growth of the loan portfolio.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended March 31,
	2004	2003
		(as restated)
	(Dollars in thousands)
Loan fees	$427	$836
Deposit service charges	801	933
Other service fees	76	74
Other income	320	436

	$1,624	$2,279

     Noninterest income decreased $0.7 million, or 28.7%, from $2.3 million in the first quarter of 2003 to $1.6 million in the first quarter of 2004. This decrease was primarily due to a $0.4 million reduction in loan fees due to lower loan originations, as discussed in the “Overview” section.
Noninterest Expense
     The following table presents the significant components of noninterest expense:

	Quarter Ended March 31,
	2004	2003
		(as restated)
	(Dollars in thousands)
Compensation and employee benefits	$10,269	$10,115
Equipment	1,332	1,179
Occupancy and premises	1,379	1,242
Professional services	967	677
Goodwill impairment loss	1,921	—
Write down and losses on assets	806	129

	Quarter Ended March 31,
	2004	2003
		(as restated)
	(Dollars in thousands)
Other expense:
Payroll and other processing charges	47	53
Correspondent bank charges	131	117
Advertising/marketing	305	244
Amortization of intangible assets	82	93
Communications	442	508
Supplies and printing	157	150
Shipping and handling	293	262
Collection expense	646	431
FDIC and state assessment	1,409	204
Recording and filing fees	25	58
Foreclosed property	499	44
Other expense	852	665

Total other expense	4,888	2,829

Total noninterest expense	$21,562	$16,171

     Total noninterest expense increased $5.4 million, or 33.3%, from $16.2 million for the first quarter of 2003 to $21.6 million for the first quarter of 2004. The increase was primarily the result of a goodwill impairment loss, additional write downs and losses on sales of assets, increased professional services, increased regulatory assessments, and expenses associated with loan collections and foreclosed properties.
     While compensation and employee benefits, which is the largest component of noninterest expense, experienced a slight increase of $0.2 million, or 1.5% from the first quarter of 2003 as compared to the first quarter of 2004, the ratio of this expense to total noninterest expense decreased from 62.6% for the first quarter of 2003 to 47.6% for the first quarter of 2004. The decrease in the ratio was primarily due to the increase in total noninterest expense driven by the large increases in losses on assets, regulatory assessments, and foreclosed property expenses
     Equipment expense increased $0.1 million, or 13.0%, from $1.2 million for the first quarter of 2003 to $1.3 million for the first quarter of 2004. The increase was primarily due to higher technology costs to support operational efficiencies.
     Occupancy and premises expense increased $0.1 million, or 11.0%, from $1.2 million for the first quarter of 2003 to $1.4 million for the first quarter of 2004. Increased rental costs, maintenance, and utilities were contributing factors.
     Professional services for the first quarter of 2004 increased $0.3 million, or 42.8%, from the first quarter of 2003 due mostly to increased legal fees associated with the deterioration in the loan portfolio were the primary factors.
     Net write downs and losses on assets increased $0.7 million mainly due to $0.5 million in net losses recognized on foreclosed properties during the first quarter of 2004 as compared to a net $13 thousand gain during the same period in 2003 and a $0.2 million loss recognized during the first quarter of 2004 on the sale of CIB Marine’s interest in three limited partnerships. The net $0.5 million in losses recognized on foreclosed properties, was driven by losses recorded on two properties which were acquired by CIB – Chicago during the last quarter of 2003. A $0.3 million impairment loss was recorded on a condominium development project acquired through foreclosure and a $0.3 million impairment loss was also recognized on a commercial office building acquired through a deed in lieu of foreclosure. See the foreclosed property discussion in the “Nonperforming Assets” section of this Form 10-Q for further discussion of these properties.
     An impairment loss of $1.9 million on MICR’s goodwill was recorded during the first quarter of 2004.
     Other noninterest expense increased $2.1 million during the first quarter of 2004 as compared to the first quarter of 2003. The increase was driven by a $0.2 million increase in collection expenses, due to previously discussed credit issues, a $1.2 million increase in regulatory assessments and a $0.5 million increase in foreclosed property expenses.
     Bank regulatory assessments, including FDIC, OCC and state assessments increased $1.2 million from $0.2 million for the first quarter of 2003 to $1.4 million for the same period in 2004. The increase was driven by higher FDIC insurance premiums which are assessed based on the estimated risk each financial institution poses to the FDIC insurance funds as measured by the capital category and supervisory category assigned to each institution. During the first quarter of 2004, certain of CIB Marine’s subsidiary banks were assigned a higher risk assessment classification than in the first quarter of 2003, resulting in a higher assessment rate imposed by the

FDIC. The change in risk classification was due to problems noted at these banks as discussed in the “Regulatory Matters” section of the 2003 Form 10-K.
     Net expenses associated with foreclosed properties increased $0.5 million during 2004 as compared to 2003. The increase was mainly due to insurance, taxes and maintenance expenses on several large properties acquired during the fourth quarter of 2003. See the foreclosed to property discussion in the “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing” section of this Form 10-Q for further discussion of these properties.
     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates for continuing operations for the first quarter of 2004 and 2003 were (10.82%) and (41.70%) respectively. The 2004 change in the effective tax rate was primarily due to a provision for a valuation allowance for deferred tax assets. Due to the significant losses in 2003 and 2004 and the expected losses in 2005, CIB Marine determined that it was not more likely than not that the net deferred tax assets would be realized in their entirety.
Financial Condition
Overview
     CIB Marine’s total assets decreased $28.5 million, or 0.9%, from $3.2 billion at December 31, 2003 to $3.2 billion at March 31, 2004. Net loans decreased by $173.9 million from $2.2 billion at December 31, 2003 to $2.1 billion at March 31, 2004 while liquid assets increased from December 31, 2003 to March 31, 2004, including federal funds sold which increased $84.0 million and securities available for sale which increased $19.8 million.
Federal Funds Sold
     Federal Funds sold increased $84.0 million from $59.6 million at December 31, 2003 to $143.6 million at March 31, 2004. The increase was primarily due to CIB Marine’s decision to increase the liquidity of its assets during 2004 and minimize its liquidity risk. As noted in the overview discussion, CIB Marine’s credit portfolio declined during the same period. While deposits which are the main funding source for the credit portfolio also decreased, they decreased at a slower rate than the loan portfolio. Excess funds were invested in more liquid assets to ensure CIB Marine could address any potential liquidity issues brought on as a result of the noted deterioration in the credit portfolio.
Loans Held for Sale
     Loans held for sale were $16.7 million at December 31, 2003 and were comprised primarily of residential first mortgage loans as compared to $9.5 million at March 31, 2004 which were comprised of commercial loans. The $16.7 million decrease in residential mortgage loans held for sale was due to the transfer of loans held for sale by CIB Marine’s mortgage banking segment to assets of companies held for disposal. The $9.5 million of commercial loans held for sale at March 31, 2004, consisted of commercial and commercial real estate loans. During the first quarter of 2004, CIB Marine transferred to loans held for sale $5.0 million of commercial loans held by its mezzanine lending company, CIB Marine Capital, as part of the restructuring of its loan portfolio and $4.5 million of commercial real estate loans.
Securities
     Total securities available for sale at March 31, 2004, were $657.2 million, an increase of $19.8 million, or 3.1%, compared to $637.4 million at December 31, 2003. The ratio of total securities to total assets was 20.8% at March 31, 2004, as compared to 20.0% at December 31, 2003. The increase in the securities portfolio was due primarily to CIB Marine’s strategy to maintain an appropriate level of liquid assets to total assets.
     At March 31, 2004, the net unrealized gain on available for sale securities was $4.8 million, compared to a net unrealized gain of $2.2 million at December 31, 2003.

Loans
     Loans, net of the allowance for loan losses, were $2.1 billion at March 31, 2004, a decrease of $173.9 million, or 7.7%, from December 31, 2003, and represented 65.8% of CIB Marine’s total assets at March 31, 2004, and 70.6% at December 31, 2003. The majority of the decrease was in commercial loans, residential mortgages and commercial construction loans which declined $107.6 million, $55.2 million and $42.0 million, respectively. The decline in these categories was mainly due to CIB Marine’s shift in focus from business development to improving the asset quality of the credit portfolio and reducing risk intensive assets as part of the capital restoration plan. This resulted in attrition of the portfolio as loan reductions exceeded new loan originations and renewals in these categories. Approximately $11.5 million of the decrease is due to loans held by CIB Commercial Finance which, at December 31, 2003, were included in the consolidated loan total, but were classified as assets of companies held for disposal at March 31, 2004.
Credit Concentrations
     At March 31, 2004, CIB Marine had seventeen secured borrowing relationships to one borrower or a related group of borrowers that exceeded 25% of stockholders’ equity as compared to fifteen at December 31, 2003. The increase in the number of concentrations is largely due to a significant decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. The threshold at December 31, 2003 was $27.1 million as compared to $25.0 million at March 31, 2004. The total outstanding commitments at March 31, 2004, including lines of credit not fully drawn on these loans, ranged from 25% to 79% of equity and from 1% to 4% of total loans. The principal drawn and outstanding on these loans ranged from $24.7 million to $74.7 million and the aggregate balance outstanding on these seventeen relationships was $604.0 million. Six of these relationships, with an aggregate principal drawn and outstanding of $238.2 million, included loans that were on nonaccrual status and/or impaired. The outstanding balance of the nonaccrual, greater than 90 days past due and/or impaired loans within these six relationships at March 31, 2004 was $85.8 million and the specific loss allowance provided on these loans was $29.4 million. See further discussion of these loans under “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing”.
     At March 31, 2004, CIB Marine also had credit relationships including those in assets held for sale within eleven industries or industry groups that exceeded 25% of its stockholders’ equity.

	March 31, 2004			December 31, 2003
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$568.6	26%	568%	$527.3	22%	486%
Residential Real Estate Developers	460.0	21	459	465.7	20	429
Motel and Hotel	212.7	10	212	217.1	9	200
Manufacturing	157.8	7	158	184.8	8	170
Nursing/Convalescent Home	140.9	6	141	133.2	6	123
Health Care Facility	99.7	4	100	120.6	5	111
Retail Trade	95.7	4	96	100.6	4	93
Finance and Insurance	48.3	2	48	58.2	2	54
Administrative, Support, Waste Management and Remediation Services	48.1	2	48	46.0	2	42
Arts, Entertainment and Recreation	38.9	2	39	40.1	2	37
Professional, Scientific and Technical Services	27.3	1	27	27.4	1	25
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At March 31, 2004 the allowance for loan losses was $114.6 million, or 5.2%, of total loans, compared to $109.9 million, or 4.7% of total loans, at December 31, 2003 and $82.1 million, or 3.0%, of total loans at March 31, 2003. The increase in the allowance was primarily the result of increases in nonperforming loans and the credit risk associated with certain borrowing relationships and industry concentrations. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the first quarter of 2004 were $8.0 million, while recoveries were $0.4 million, as compared to $7.6 million and $0.4 million, respectively, for the same period of 2003. The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 49.0% at March 31, 2004 compared to 70.7% at December 31, 2003. The reduction in this ratio resulted from the higher levels of nonaccrual and past due loans on March 31, 2004. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance or downgrade loan ratings which may result in additional provisions to the allowance, based upon their judgments about information available to them at the time of their examination.
     The following table summarizes changes in the allowance for loan losses:

	Quarter Ended March 31,
	2004	2003
		(as restated)
	(Dollars in thousands)
Balance at beginning of period	$109,872	$65,122
Loans charged-off
Commercial	(7,834)	(5,385)
Factored receivables	—	(56)
Commercial real estate	(95)	(2,155)
Commercial real estate construction	—	—
Residential real estate	—	(1)
Consumer	(35)	(12)

Total loans charged-off	(7,964)	(7,609)
Recoveries of loans charged-off
Commercial	216	411
Factored receivables	—	—
Commercial real estate	93	9
Commercial real estate construction	113	—
Residential real estate	—	—
Consumer	13	23

Total loan recoveries	435	443

Net loans charged-off	(7,529)	(7,166)
Transfer to allowance for loan loss for unfunded standby letters of credit for funded standby letters of credit	5,000	—
Provision for loan losses:
Continuing operations (1)	7,651	24,084
Discontinued operations	403	56

	8,054	24,140

Balance at end of period	$115,397	$82,096
Allowance for loan loss included in assets of companies held for disposal	(755)	—

Ending balance	$114,642	$82,096

Total loans	$2,190,937	$2,728,054
Average total loans	2,299,118	2,748,838
Ratios
Allowance for loan losses to total loans	5.23%	3.01%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	48.95	52.64
Net charge-offs annualized to average total loans:
Commercial	4.51	2.59
Commercial real estate	(0.03)	0.46
Consumer	0.19	(0.07)
Total loans	1.32	1.06
Ratio of recoveries to loans charged-off	5.46	5.82

(1)	The provision for credit losses from continuing operations on the consolidated statements of operations for the quarter ended March 31, 2003 is comprised of a $24,084 provision for loan loss and a $500 accrual for unfunded commitments and standby letters of credit.
Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest
     The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed properties. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that the principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is classified as restructured when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required of the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. Foreclosed properties represent properties acquired by CIB Marine as a result of loan defaults by customers.

     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	March 31,	December 31,	March 31,
	2004	2003	2003
			(as restated)
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$98,833	$58,161	$29,863
Factored receivables	—	—	—
Commercial real estate	103,873	77,960	59,409
Commercial real estate construction	13,139	13,310	43,842
Residential real estate	2,402	2,622	929
Home equity	680	—	98
Consumer	4	11	28

Total nonaccrual loans	218,931	152,064	134,169
Foreclosed properties	40,103	40,715	5,759
Restructured loans	2,926	2,946	3,028

	261,960	195,725	142,956
Nonperforming assets included in assets of companies held for sale	(680)	—	—

Total nonperforming assets	$261,280	$195,725	$142,956

Loans 90 Days or More Past Due and Still Accruing
Commercial	733	—	7,788
Factored receivables	—	—	—
Commercial real estate	10,970	352	9,470
Commercial real estate construction	626	—	821
Residential real estate	—	—	668
Home equity	—	—	19
Consumer	—	7	5

Total loans 90 days or more past due and still accruing	$12,329	$359	$18,771

Allowance for loan losses	$114,642	$109,872	$82,096
Total loans	2,190,937	2,360,041	2,728,054

Ratios
Nonaccrual loans to total loans	9.99%	6.44%	4.92%
Foreclosed properties to total assets	1.27	1.28	0.16
Nonperforming assets to total assets	8.30	6.14	4.01
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	10.69	6.58	5.72
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	8.69	6.15	4.53
     Total nonaccrual loans were $218.9 million at March 31, 2004 an increase of $66.9 million, or 44.0%, from $152.1 million at December 31, 2003. The ratio of nonaccrual loans to total loans was 9.99% at March 31, 2004, compared to 6.44% at December 31, 2003.
     As of March 31, 2004, $172.4 million, or 78.8%, of total nonaccrual loans consisted of the following eighteen lending relationships:
•	Commercial real estate and construction loans totaling $21.1 million to related borrowers for condominium development projects in Chicago. Specific reserves as of March 31, 2004 totaled $8.1 million.

•	Commercial loans totaling $18.3 million to related borrowers secured by a first lien on business assets and other intellectual property. Specific reserves in the amount of $9.6 million were allocated as of March 31, 2004.

•	Commercial loans to related borrowers in the amount of $16.8 million secured by a first mortgage and business assets. As of March 31, 2004, specific reserves of $3.8 million were allocated to these loans.

•	Commercial and commercial real estate loans totaling $14.9 million to related borrowers secured by first mortgages on multi-family development projects. As of March 31, 2004, specific reserves of $1.7 million were allocated to these loans.

•	Commercial and commercial real estate loans totaling $13.4 million to related borrowers secured by a first mortgage on a commercial property and a third mortgage on a mixed use development and business assets. As of March 31, 2004, specific reserves of $5.2 million were allocated to these loans.

•	Commercial real estate loans totaling $11.6 million to related borrowers secured by a first mortgage on a housing project and the adjacent land. Specific reserves allocated to this relationship totaled $3.7 million as of March 31, 2004.

•	Commercial real estate loans totaling $10.9 million to related borrowers secured by stock of a closely held company and a first mortgage on multi-family zoned undeveloped land. During the first quarter of 2004, $1.9 million was charged-off and as of March 31, 2004, specific reserves of $0.8 million were allocated to these loans.

•	Commercial and commercial real estate loans totaling $8.2 million to a borrower secured by all business assets and first mortgages on three commercial real estate properties. A specific reserve in the amount of $3.5 million was allocated to the loans as of March 31, 2004.

•	Commercial real estate loan in the amount of $8.0 million to a borrower secured by a first mortgage on a tenant-occupied office building. A specific reserve in the amount of $0.4 million was allocated to the loans as of March 31, 2004.

•	Commercial real estate loans to related borrowers in the amount of $6.9 million secured by business assets and privately held stock. As of March 31, 2004, specific reserves of $0.7 million were allocated to these loans.

•	Commercial loan to a borrower in the amount of $6.8 million and secured by a second mortgage and assignment of rents on a commercial property. As of March 31, 2004, specific reserves of $2.0 million were allocated to these loans.

•	Commercial loan totaling $6.5 million to related borrowers secured by cash flows of business assets. As of March 31, 2004, specific reserves of $2.0 million were allocated to these loans.

•	Commercial and commercial real estate loans in the total amount of $5.9 million to related borrowers secured by business assets and a first mortgage on a hotel. As of March 31, 2004, the amount of specific reserves relating to loans within this relationship was $0.3 million.

•	Commercial loans in the amount of $5.9 million secured by CIB Marine stock and the accounts receivable, inventory, equipment and other personal property in the restaurant supply and coin businesses. Specific reserves totaling $3.6 million were allocated to this relationship as of March 31, 2004. During the first quarter of 2004, CIB Marine charged-off $3.8 million in loans to this borrower. See Part II, Item 1-Legal Proceedings of this Form 10-Q for further discussion of this borrowing relationship.

•	Commercial real estate construction loans totaling $4.5 million to a borrower secured by a first mortgage on a condominium development project. As of March 31, 2004, specific reserves of $0.08 million were allocated to these loans.

•	Commercial real estate loans to related borrowers in the amount of $4.5 million secured by a first mortgage on two commercial properties. As of March 31, 2004, specific reserves of $1.1 million were allocated to these loans.

•	Commercial loans to related borrowers in the amount of $4.2 million secured by business assets and privately held stock. As of March 31, 2004, specific reserves of $1.1 million were allocated to these loans.

•	Commercial and commercial real estate loans to related borrowers in the total amount of $4.0 million secured by business assets and first mortgages on two industrial properties. At March 31, 2004 there were specific reserves of $2.1 million allocated to these loans.
     Foreclosed properties were $40.1 million at March 31, 2004 and consisted of seven properties as compared to $40.7 million and nine properties at December 31, 2003. The decrease in foreclosed properties was due to the sale of two properties with a total carrying value of $0.6 million at December 31, 2003. CIB Marine recognized a $0.1 million total gain on the sale of these two properties. There were no foreclosed properties acquired during the first quarter of 2004, and all foreclosed properties owned at March 31, 2004 were held for sale. At March 31, 2004, $36.2 million, or 90.2% of foreclosed properties consisted of the following:
•	A commercial office building located in Chicago that was being converted into residential condominiums was acquired through a Deed in Lieu of Foreclosure Settlement Agreement from a borrower who was in default on its obligation and was subject to a $26.7 million first mortgage held by an unaffiliated financial institution. CIB – Chicago held the second position on this property. The assumed financial obligation is reported as an outstanding nonrecourse mortgage note payable and had a balance of $25.2 million at March 31, 2004. The carrying value of this property was $25.2 million at March 31, 2004. During the first quarter of 2004, CIB Marine recognized a $0.3 million impairment loss on this property. Under the terms of the assumption, CIB Marine’s liability to the lender for payment on the assumed obligation was limited to monies received through the liquidation of the acquired collateral.

•	Parking structure located in Chicago which had a balance of $8.8 million at both March 31, 2004 and December 31, 2003.

•	Condominium development project located in Illinois which had a balance of $2.2 million at both March 31, 2004 and December 31, 2003. CIB – Chicago acquired the property through foreclosure during the last quarter of 2003.

     Restructured loans were $2.9 million at both March 31, 2004 and December 31, 2003 and consisted of two loans to the same borrower. These loans were classified as restructured in the first quarter of 2002. One loan, a commercial loan with a balance of $1.3 million at March 31, 2004 was 30 days past due at the end of the quarter. This loan had a specific reserve of $0.8 million at March 31, 2004. The second loan had a balance of $1.6 million at March 31, 2004, and was current as to all payments in accordance with the restructured loan agreement. While CIB Marine believes that the value of the properties securing the obligations approximates the amount owed, net of any specific reserves, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $12.3 million in loans that were 90 days or more past due and still accruing at March 31, 2004 compared to $0.4 million at December 31, 2003. One borrowing relationship within this category had outstanding loan balances in excess of $1.0 million. This borrowing relationship, which had one loan outstanding at March 31, 2004 of $8.6 million, accounted for 69.6% of the total loans 90 days or more past due and still accruing interest at March 31, 2004. This loan was secured by a first mortgage lien on commercial property and no specific reserve was allocated as of the end of first quarter of 2004. This loan was subsequently paid in full.
     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 8.69% at March 31, 2004, as compared to 6.15% at December 31, 2003.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans were $218.6 million at March 31, 2004, as compared to $203.5 million at December 31, 2003. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	March 31,	December 31,	March 31,
	2004	2003	2003
			(as restated)
	(Dollars in thousands)
Impaired loans without a specific allowance	$30,278	$59,581	$8,320
Impaired loans with a specific allowance	188,319	143,923	64,391

Total impaired loans	$218,597	$203,504	$72,711

Specific allowance related to impaired loans	$66,782	$42,768	$20,274

Companies Held For Disposal
     Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets is comprised of CIB Construction (including Canron), MICR, Commercial Finance and MSI at March 31, 2004 and CIB Construction and MICR at December 31, 2003.
     Loss or income from discontinued operations, as shown on the consolidated statement of operations is comprised of CIB Construction, Commercial Finance and MSI for the quarters ended March 31, 2004 and 2003.
     Because both MICR and Canron were acquired in loan collection activities, and because they are not considered permissible banking activities, CIB Marine’s regulators generally limit the holding period for such assets to not more than five years.

Reconciliation of (Loss) Income from Discontinued Operations for the quarters ended March 31, 2004 and 2003:

	Pretax
	income/(loss)
	before other	Income tax
	income	expense	Other income
	(expense)	(benefit)	(expense) (1)	Net income/(loss)
	(Dollars in thousands)
Quarter Ended March 31, 2004
MSI	$(2,077)	$(182)	$(378)	$(2,273)
Commercial Finance	(221)	(5)	76	(140)
CIB Construction	(100)	879	99	(880)

Total	$(2,398)	$692	$(203)	$(3,293)

Quarter Ended March 31, 2003 (as restated)
MSI	$1,690	$1,251	$1,458	$1,897
Commercial Finance	(59)	14	94	21
CIB Construction	(883)	53	412	(524)

Total	$748	$1,318	$1,964	$1,394

(1)	Includes impairment losses recorded by the parent, mortgage banking income/expense recognized by affiliates and elimination of intercompany transactions.
Reconciliation of Assets/Liabilities of companies held for disposal

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Assets of companies held for disposal:
MICR	$2,617	$4,555
CIB Construction	19,256	28,964
MSI(1)	4,176	N/A
Commercial Finance (1)	10,050	N/A
Intercompany transactions (2)	36,467	(4,463)

Total Assets of companies held for disposal	$72,566	$29,056

Liabilities of companies held for disposal:
MICR	$690	$590
CIB Construction	19,729	28,459
MSI (1)	1,932	N/A
Commercial Finance (1)	8,644	N/A
Intercompany transactions (2)	(4,175)	(11,668)

Total liabilities of companies held for disposal	$26,820	$17,381

(1)	Not classified as held for disposal at December 31, 2003.

(2)	Includes mortgage banking assets/liabilities held by affiliates and elimination of intercompany transactions between subsidiaries and affiliates.
CIB Construction (includes Canron)
     CIB Construction, a wholly owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. During the third quarter of 2003, CIB Construction commenced a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The net loss associated with CIB Construction is presented as of discontinued operations in CIB Marine’s consolidated statement of operations.
     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. For the three months ended March 31, 2004, Canron provided $0.1 million for employee severance and retention costs. At March 31, 2004, Canron had an accrued severance liability of $1.4 million. During the first quarter of 2004, Canron sold certain of its properties and equipment for approximately $1.6 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine.

     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	March 31,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$1,027	$2,407
Accounts receivable	5,299	12,807
Inventories and contracts in progress	—	1,438
Other assets	2,325	—

Current assets	8,651	16,652
Property and equipment, net	10,605	12,312

Total assets	$19,256	$28,964

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$4,394	$11,625
Other liabilities	15,335	14,697

Current liabilities	19,729	26,322
Loans payable to unaffiliated banks	—	2,137

Total liabilities	19,729	28,459
Stockholder’s equity	(473)	505

Total liabilities and stockholder’s equity	$19,256	$28,964

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. The net aftertax income of MICR was $0.2 million and $0.1 million during the quarters ended March 31, 2004 and 2003, respectively and is included in continuing operations on the consolidated statements of operations. Dividends totaling $0.3 million were paid by MICR to CIB – Chicago, its parent, during the three months ended March 31, 2004. No dividends were paid during the three months ended March 31, 2003. CIB Marine management, which has authority to do so, has developed and is implementing a plan to sell this business.
     The following table summarizes the composition of MICR’s balance sheet:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Assets:
Cash and cash equivalents non-affiliates	$553	$622
Accounts receivable	577	571
Inventory	889	857
Other current assets	32	16
Property and equipment, net	331	333
Goodwill, net	235	2,156

Total assets	$2,617	$4,555

Liabilities and stockholder’s equity:
Liabilities	$690	$590
Stockholder’s equity	1,927	3,965

Total liabilities and stockholder’s equity	$2,617	$4,555

MSI
     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc. (“MSI”). MSI sold substantially all of these mortgage loans in the secondary market with servicing rights released. Due to the underperformance of this subsidiary, CIB Marine management, which had the authority to do so, developed and implemented a plan to sell this business in the first quarter of 2004. The following table summarizes the composition of MSI’s balance sheet:

	March 31,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$356	$12
Loans held for sale	426	148
Net loans	590	202
Property and equipment, net	929	1,019
Other intangibles	756	825
Other assets	1,119	766

Total assets	$4,176	$2,972

Liabilities and stockholder’s equity:
Liabilities	1,932	1,434
Stockholder’s equity	2,244	1,538

Total liabilities and stockholder’s equity	$4,176	$2,972

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     During the first quarter of 2004, based on the expected market value of this subsidiary, management determined the value of the customer base intangibles including $0.3 million of additional contingent consideration due under the original purchase agreement, was impaired and an impairment loss of $1.0 million was recognized. MSI’s results of operations and the $1.0 million impairment loss are presented as discontinued operations in CIB Marine’s consolidated statements of operations.
Commercial Finance
     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through Commercial Finance an Illinois limited liability company and a wholly-owned subsidiary of CIB – Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. Commercial Finance provides the factoring of receivables and other asset-based lending products to borrowers. In the first quarter of 2004, CIB Marine management, which has the authority to do so, developed and implemented a plan to sell this business. The following table summarizes the composition of Commercial Finance’s balance sheet:

	March 31,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$147	$216
Net loans	9,546	11,465
Other assets	291	175

Current assets	9,984	11,856
Property and equipment, net	66	70

Total assets	$10,050	$11,926

Liabilities and stockholder’s equity:
Other liabilities	$2,407	$3,052

Current liabilities	2,407	3,052
Loans payable to unaffiliated banks	6,237	7,252

Total liabilities	8,644	10,304
Stockholder’s equity	1,406	1,622

Total liabilities and stockholder’s equity	$10,050	$11,926

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     Commercial Finance’s results of operations are presented as discontinued operations in CIB Marine’s consolidated statement of operations.

Deposit Liabilities
     Total deposits decreased $28.9 million, or 1.0%, from December 31, 2003 to March 31, 2004. This decrease was primarily due to a $74.6 million decrease in savings deposits and a $17.3 million decrease in noninterest-bearing demand deposits, partially offset by a $58.4 million increase in time deposits. The decrease in savings deposits was driven by the rate environment and less competitive pricing by CIB Marine, while the increase in time deposits was primarily due to CIB Marine’s strategy to add longer term funding to manage its liquidity and market risk. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 67.8% at March 31, 2004 and 65.0% at December 31, 2003. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At March 31, 2004 time deposits of $100,000 or more amounted to $646.6 million, or 34.2%, of total time deposits, compared to $617.2 million and 33.6% at December 31, 2003. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $201.6 million, or 10.7%, of total time deposits at March 31, 2004, and $183.0 million, or 10.0% of total time deposits at December 31, 2003.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, increased $4.0 million from $200.7 million at December 31, 2003 to $204.8 million at March 31, 2004. Due, in part, to the decline in deposits, CIB Marine increased its short-term borrowings to meet its funding needs.
Other liabilities
     Other liabilities declined $6.3 million from $29.0 million at December 31, 2003 to $22.7 million at March 31, 2004. The majority of the decline related to the accrual for unfunded commitments and standby letters of credit losses which decreased from $15.7 million at December 31, 2003 to $5.2 million at March 31, 2004. The $10.5 million decrease in the accrual for unfunded commitments and standby letters of credit at March 31, 2004 as compared to December 31, 2003 was due to a $5.5 million charge-off of a standby letter of credit which was funded and charged-off against the accrual and a $5.0 million transfer to the allowance for loan losses for a funded standby letter of credit.
Capital and Regulatory Matters
     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.
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
     At March 31, 2004, pursuant to FDIC guidelines in 12 C.F.R. Part 325 CIB – Indiana, Marine FSB and Citrus Bank were categorized as well capitalized. Central Illinois Bank and Marine – Wisconsin were categorized as adequately capitalized, and CIB – Chicago was categorized as significantly undercapitalized, as under the regulatory framework for prompt corrective action.
     On January 30, 2003, CIB Marine’s bank subsidiary, CIB – Chicago, entered into a Memorandum of Understanding (the “Memorandum”) with the DBRE and the FDIC. The Memorandum was entered into as a result of the deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE’s regular examination of CIB – Chicago, which commenced on August 31, 2002.

     Pursuant to the Memorandum, CIB – Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, CIB – Chicago agreed to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank’s capital accounts. Also, unless prior written consent was received from the regulators, CIB – Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends. As of March 31, 2004, CIB – Chicago had capital below the 8% minimum as required under the memorandum.
     The risk-based capital information of CIB Marine at March 31, 2004 and December 31, 2003 is contained in the following table.

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Risk weighted assets	$2,598,617	$2,737,049

Average assets (1)	3,181,199	3,252,625

Capital components
Stockholders’ equity	$100,132	$108,523
Restricted Core Capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in Consolidated Subsidiaries	133	133

Total restricted core capital elements	60,133	60,133
Disallowed amounts	(26,756)	(23,914)

Maximum allowable in tier 1 capital	33,377	36,219
Nonfinancial equity items	(54)	(55)
Less: disallowed intangibles	(1,883)	(4,945)
Less: unrealized gain on securities	(4,836)	(2,184)

Tier 1 capital	126,736	137,558
Allowable allowance for loan losses	33,571	35,342
Allowable subordinated debentures net of investment in trust	26,756	23,914

Total risk based capital	$187,063	$196,814

			Minimum Required To
			be Adequately
	Actual		Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2004
Total capital to risk weighted assets	$187,063	7.20%	$207,889	8.00%
Tier 1 capital to risk weighted assets	126,736	4.88	103,945	4.00
Tier 1 leverage to average assets	126,736	3.98	127,248	4.00

December 31, 2003
Total capital to risk weighted assets	$196,814	7.19%	$218,964	8.00%
Tier 1 capital to risk weighted assets	137,558	5.03	109,482	4.00
Tier 1 leverage to average assets	137,558	4.23	130,105	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
Liquidity
     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings, and other obligations in a timely manner. CIB Marine actively manages its liquidity position by estimating, measuring, and monitoring its sources and uses of funds. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits, loan repayments and investment maturities. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower cost funding opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank, and short-term brokered and negotiable time deposits. CIB Marine also has established borrowing lines with the Federal Reserve Bank and nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale, and the sale of securities.
     During the second half of 2003 and throughout 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings and capital maintenance debt covenants and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the Federal Home Loan Bank of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at the subsidiary banks which were defined as less than well capitalized due to either low levels of capital or the issuance of Cease and Desist Orders or formal written agreements. Brokered deposits became available only after a waiver was obtained from the FDIC for some of the subsidiary banks and were restricted from use at CIB – Chicago. The credit status of all of CIB Marine’s subsidiary banks was reduced, and as a result the subsidiary banks were restricted from daylight overdraft activity at their respective Federal Reserve Banks. Additionally, pursuant to the Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain CIB Marine bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity.
     The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.
     CIB Marine’s primary sources of funds for the three months ended March 31, 2004 came from a net decrease in the loan portfolio of $154.9 million, $24.8 million in net cash provided by financing activities of discontinued operations and a $5.0 million net increase in short-term borrowings. Other sources of funds came from a $2.9 million decrease in investing activities of discontinued operations, a $1.8 million net decrease in other investments, and $0.7 million in proceeds from the sale of foreclosed properties.
     A net decrease in deposits of $48.0 million, and $36.0 million of cash used in operating activities was CIB Marine’s primary use of funds for the three months ended March 31, 2004. Other uses of funds include a $1.8 million increase in net assets of companies held for disposal, a net increase in investment securities of $18.4 million and $0.6 million to purchase property and equipment.
     The sources of funds from discontinued operations for the three months ended March 31, 2004 came from a net increase in deposits of $20.2 million, a $9.7 million decrease in net assets of companies held for disposal and a net increase in short-term borrowings of $4.8 million.
     The primary use of funds for discontinued operations for the three months ended March 31, 2004 was $27.9 million of cash used in operating activities. Other use of funds was a $6.7 million net increase in the loan portfolio.
     The Company had liquid assets from continuing operations of $205.2 million and $119.8 million at March 31, 2004 and December 31, 2003, respectively.
     CIB Marine was able to meet its liquidity needs during the first quarter of 2004. CIB Marine subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs. During 2006, it is expected the parent, CIB Marine Bancshares, will have adequate funding capacity to meet its obligations.
Subsequent Events
See Note 14-Subsequent Events in Item 1 of this Form 10-Q
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY
     Since December 31, 2003, CIB Marine’s market risk profile has become more sensitive to declining rates. The increase in sensitivity to declining rates is in part due to the significant increase in short-term liquid assets and the decline in net interest income resulting from decreases in loan volumes. For additional information regarding CIB Marine’s market risk, refer to its 2003 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.
     The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2004.
Repricing Interest Rate Sensitivity Analysis

	March 31, 2004
	0-3	4-6	7-12	2-5	Over 5
	Months	Months	Months	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,628,174	$87,077	$146,520	$304,244	$24,922	$2,190,937
Securities	107,627	51,062	152,445	312,028	33,994	657,156
Loans held for sale	9,530	—	—	—	—	9,530
Federal funds sold	143,605	—	—	—	—	143,605

Total interest-earning assets	1,888,936	138,139	298,965	616,272	58,916	3,001,228
Interest-bearing liabilities:
Time deposits	401,581	204,681	558,602	660,078	68,502	1,893,444
Savings and interest-bearing demand deposits	696,209	—	—	—	—	696,209
Short-term borrowings	95,542	617	—	—	—	96,159
Long-term borrowings	—	—	—	46,745	—	46,745
Junior subordinated debentures	21,857	—	—	—	40,000	61,857

Total interest-bearing liabilities	$1,215,189	$205,298	$558,602	$706,823	$108,502	$2,794,414

Interest sensitivity gap (by period)	673,747	(67,159)	(259,637)	(90,551)	(49,586)	206,814
Interest sensitivity gap (cumulative)	673,747	606,588	346,951	256,400	206,814	206,814
Adjusted for derivatives:
Derivatives (notional, by period)	(53,884)	—	—	35,000	18,884	—
Derivatives (notional, cumulative)	(53,884)	(53,884)	(53,884)	(18,884)	—	—

Interest sensitivity gap (by period)	619,863	(67,159)	(259,637)	(55,551)	(30,702)	206,814
Interest sensitivity gap (cumulative)	619,863	552,704	293,067	237,516	206,814	206,814
Cumulative gap as a % of total assets	19.63%	17.50%	9.28%	7.52%	6.55%
     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of March 31, 2004, and December 31, 2003.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
March 31, 2004	8.35%	3.98%	(4.68)%	(8.40)%
December 31, 2003	4.83%	3.58%	(4.33)%	(7.69)%
ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
     CIB Marine maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
     As reported in our Form 10-K for the fiscal year ended December 31, 2003, CIB Marine’s management identified material weaknesses in its internal control over financial reporting, and as a result of these weaknesses concluded that its disclosure controls and procedures were ineffective as of December 31, 2003. During the first quarter of 2004, the company has taken action to remediate these material weaknesses and continues to assess additional controls that may be required to remediate these weaknesses.
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2004. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weaknesses in internal control over financial reporting which were reported in the 2003 Form 10-K continue to exist. As of March 31, 2004, CIB Marine has determined that it has not completed the implementation and/or testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated. Based on this evaluation, management has concluded that the disclosure controls and procedures were ineffective as of March 31, 2004.
     Management has undertaken procedures in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, Management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, CIB Marine’s financial position, results of operations, and cash flows for the periods presented.
(b) Changes in Internal Control over Financial Reporting
     During the first quarter of 2004, management of CIB Marine has taken action to remediate the material weaknesses which were disclosed in its 2003 Form 10-K, including changes to internal control over financial reporting that have materially affected, or are likely to materially affect, CIB Marine’s internal control over financial reporting. These changes in internal control are identified below and listed under the corresponding material weakness.
(i)	CIB Marine’s control environment did not sufficiently promote effective internal control over financial reporting, and this material weakness was a contributing factor in the development of other material weaknesses.
•	The senior management and board of the company were significantly restructured, including the following:
°	Hiring of a new Chief Credit Officer,

°	Resignation of the President and CEO and the Senior Lender of CIB Chicago,

°	Separation of Chief Credit Officer and Chief Lending Officer duties and the hiring of a new Chief Lending Officer;

°	Appointment of a new Chairman;
(ii)	CIB Marine’s polices and procedures over the determination of the allowance for loan losses were not effective.
•	The company completed an assessment of the grading and impairment of its commercial loan portfolio, which was validated by an independent third party;

•	The company implemented a quarterly loan grade review process;

•	The company engaged an independent, outside service provider to perform loan reviews at its subsidiary banks;

•	The company implemented stricter loan underwriting standards, including changes to the loan approval process and limits;

•	The company reduced the acceptable level of outstanding credit to a borrower and its related interests and initiated action to reduce the level of credit concentrations outstanding;

•	The company implemented changes to its loan workout guidelines;
(iii)	CIB Marine’s policies and procedures were not effective with regard to coins, jewelry and precious metals loan collateral held, by failing to adequately appraise collateral in its possession, control access by the borrower to such collateral and periodically inspect the collateral using persons with expertise in such collateral.
•	The company implemented procedures to monitor loan collateral and valuation of collateral for collateral dependent loans;
(iv)	CIB Marine did not have sufficient policies and procedures to track loans secured by the common stock of CIB Marine or used by borrowers to purchase the common stock of CIB Marine.

•	The company developed and implemented procedures to track loans secured by the common stock of CIB marine and loans used by borrowers to purchase the common stock of CIB Marine. The Company also amended its loan policy to prohibit any additional loans secured by CIB Marine common stock.
(v)	CIB Marine did not have sufficient or adequate policies and procedures over Information Technology change management.
•	The company revised its Information Security Policy and established Information Security Standards, including a Change Management Standard, and established an Information Security Steering Committee and a Change Review Committee.
     Other than as discussed above, there were no additional changes in CIB Marine’s internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Material pending litigation, other than that of a routine nature in the ordinary course of business, is as follows:
     In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB – Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB – Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB – Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants’ violations of lending regulations caused a decline in the plaintiff’s investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB – Chicago.
     In June 2004, Central Illinois Bank commenced an action in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, against John C. Hadley and Mary Lydia Hadley, CIB Marine’s largest individual shareholders, for damages arising out of the Hadleys’ default in December 2003 of certain loan obligations (the “State Litigation”) and subsequently obtained a confession of judgment. The loans approximate $9.7 million plus interest and attorneys fees and are secured by CIB Marine stock and the accounts receivable, inventory, equipment and other personal property of the borrowers and their restaurant supply and coin businesses. In December 2004, the Hadleys consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code pending in the United States Bankruptcy Court for the Central District of Illinois (the “Bankruptcy Case”). The claims and counterclaims filed in the State Litigation have been stayed. On January 30, 2006, Central Illinois Bank filed an adversary proceeding in the bankruptcy case seeking a determination that Central Illinois Bank’s claim against the Hadleys is not dischargeable. On March 13, 2006, the Hadleys filed a counterclaim against Central Illinois Bank in the dischargeability adversary proceeding that sought to recover $35.0 million in actual damages and punitive damages for the alleged loss or substitution by Central Illinois Bank of certain rare coins and collectibles which the Hadleys alleged were pledged to the bank as collateral, sought to recover certain alleged preferential transfers and sought to equitably subordinate the bank’s claim to those of unsecured creditors. Central Illinois Bank filed an answer to the counterclaim denying the material allegations of the Hadleys. Following a hearing on November 15, 2006, the court in the Bankruptcy Case entered an order on November 27, 2006, conditionally approving the settlement agreement between Central Illinois Bank and the Hadleys that provides for dismissal of the adversary complaint and counterclaims with prejudice and without admitting any fault or liability; the exchange of mutual general releases of claims among the Hadleys, Central Illinois Bank and its parent and affiliated corporations; preserving only the Hadleys’ claims as members of a putative plaintiff class in an action currently pending in the United States District Court for the Eastern District of Wisconsin entitled Dennis Lewis, et al. v. CIB Marine Bancshares, Inc., et al., Case No. 05-C-1008 or as individual plaintiffs in an “opt out” action against some or all of the same parties alleging substantially the same claims; the discharge, waiver, release or assignment by Central Illinois Bank to the Hadleys’ bankruptcy estate, at the Hadleys’ option, of the bank’s proof of claim; the return by Central Illinois Bank to the Hadleys’ bankruptcy estate of all collateral security and the payment by Central Illinois Bank of $1.75 million. The order approving the settlement is subject to the condition that the Hadleys advise the Bankruptcy Court that they have verified certain representations and warranties set forth in the settlement agreement during the 30-day period prescribed in the order. The settlement is subject to approval of the Central Illinois Bank’s regulators.

     In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine and “Central Illinois Bancorp, Inc.” in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine’s and Central Illinois Bancorp, Inc.’s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff in connection with his employment. In March 2005, Plaintiff amended his complaint to add the former President and CEO of CIB Marine as a defendant based upon claims of alleged fraudulent concealment. (Claims filed in the action against KPMG LLP and a retired partner of KPMG were voluntarily dismissed by the Plaintiff.) CIB Marine filed a motion to dismiss several of Plaintiff’s claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion was denied. All discovery has been stayed in this action by an order of the federal court in the Dennis Lewis case described later in this section, with the result that this suit is currently dormant. Plaintiff has filed a motion in the Lewis case to vacate the discovery stay in this case. No date has been set for a ruling on that motion, which CIB Marine and the other defendants in the Lewis case opposed. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.
     On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine, certain of its current and former officers and directors, and KPMG LLP. The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation, and have not been reasserted in the consolidated complaint. Plaintiffs sought to maintain the action as a class action on behalf of all persons who purchased common stock of CIB Marine between April 12, 1999, and April 12, 2004, claiming violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine and KPMG under Section 20(a) of the Securities Exchange Act as controlling persons. The substance of the complaint is that the financial condition of CIB Marine was overstated with the result that members of the purported class acquired their CIB Marine stock at inflated prices. Plaintiffs seek money damages, interest, attorneys’ fees and costs. The federal court in Urbana, Illinois granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin, where the action is now pending.
     All defendants moved to dismiss the action on various grounds. On October 12, 2006 the court denied CIB Marine’s motion to dismiss, granted in part the motions to dismiss filed by the individual defendants and granted the motion to dismiss filed by KPMG. CIB Marine and the individual defendants have filed answers to the pending complaint denying any liability. An additional person has moved to intervene as a plaintiff in the action. On November 10, 2006, plaintiffs filed a further amended complaint as to KPMG, which KPMG has stated it intends to move to dismiss. As a result of the filing of the initial motions to dismiss, all discovery in this action was stayed automatically. Plaintiffs have moved to vacate that stay of discovery, which all defendants opposed based on KPMG’s pending motion to dismiss the further amended complaint filed by plaintiffs against KPMG. The court has not set a date to rule on the motion to vacate the stay of discovery. CIB Marine intends to vigorously contest certification of any class action and to otherwise vigorously defend this action. The ultimate outcome of this action cannot be determined at this time.
     In April 2005, James Fasano and Thomas Arundel, shareholders of CIB Marine and borrowers of CIB – Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, CIB – Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder to induce the plaintiffs to borrow $0.5 million from CIB – Chicago and invest it in Canron. Plaintiffs assert claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants’ violations of lending regulations caused a decline in the plaintiffs’ investment in CIB Marine. Plaintiffs seek an unspecified amount of compensatory and punitive damages, request an order requiring CIB Marine and the bank to repurchase their CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. On November 30, 2004, CIB Marine sold CIB – Chicago.

     In December 2003, CIB – Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. The property was included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB – Chicago acquired the property subject to the first lien held by an outside financial institution and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation was reported as an outstanding non-recourse mortgage note payable. During the second quarter of 2004, CIB – Chicago transferred all of its rights, title and interest in the property, along with the borrower’s obligation under the related mortgage note, to the first lien holder. CIB – Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB – Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. During 2003, CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB – Chicago commenced litigation in the United States District Court for the Northern District of Illinois, Eastern Division, against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB – Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB – Chicago. In April 2005, the United States District Court dismissed the RICO claim and, as a result, lacked jurisdiction over the state law claims. In April 2005, CIB Marine commenced an action in the Circuit Court of Cook County, Illinois, against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB – Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.
     On April 20, 2006, Mark A. Sindecuse filed an action in the United States District Court, Eastern District of Missouri, Eastern Division (St. Louis) against CIB Marine, Dean M. Katsaros (“Katsaros”), a former director of the Company, and Katsaros & Associates, Inc. The complaint purports to assert common law causes of action against CIB Marine for fraud and negligent misrepresentation in connection with plaintiff’s purchases of common stock of CIB Marine in private placements in 1995, 1996, 1997 and 1998. Additional claims are asserted against the other defendants. Plaintiff seeks compensatory damages of an out-of-pocket loss of “over $500,000 plus interest on his loans and loss of use of his money” and the plaintiff seeks damages of approximately $2,000,000 for “the difference between the value when [plaintiff] attempted to sell his stock and its present value.” Plaintiff also seeks unspecified punitive damages. CIB Marine and Katsaros have filed motions to dismiss the complaint. The court has set a schedule for this case that provides for trial to commence on October 15, 2007. CIB Marine intends to defend the action vigorously.
     CIB Marine and the individual defendants in the Ruedi, Burchett, Fasano/Arundel and Lewis cases described above, are insureds under a policy that on its face purports to provide coverage for those cases, including the costs of defense (payment of which by the insured reduces the remaining coverage under the policy), which include attorneys’ fees. With respect to the Ruedi and Lewis cases the insurer has reserved all rights and notified CIB Marine and the other insureds of potential grounds to deny coverage. After CIB Marine exhausted the retention under that policy, the insurer paid substantially all of the costs of defense of CIB Marine and the individual defendants in the Ruedi and Lewis cases through February 17, 2006 subject to its reservation of rights to seek reimbursement. On that date the insurer informed the insureds of its intention to terminate any further funding of the costs of defense. Negotiations ensued and CIB Marine has reached an agreement in principle with the insurer, which has not yet been reduced to a binding written agreement, providing that the insurer will pay 35% of the costs of defense of the Ruedi and Lewis cases incurred by CIB Marine and the individual defendants and CIB Marine will pay the remaining 65% of those reasonable costs subject to its reservation of rights to seek reimbursement. With respect to the individual defendants, the payment of these defense costs by CIB Marine is pursuant to the provision of its by-laws that mandates advancing defense costs of directors and officers under certain circumstances. The advances to individuals are subject to repayment by the individual defendants if it is ultimately determined, as provided in the by-laws and applicable Wisconsin law, that they are not entitled to be indemnified. The agreement in principle with the insurer provides that either CIB Marine or the insurer can terminate the funding arrangement under certain circumstances. In the event of termination, CIB Marine would be responsible for all of the reasonable costs of defense of CIB Marine and the individual defendants in the Ruedi and Lewis cases. Defense costs in the other cases submitted for coverage continue to be paid by the insurer subject to the insurer’s reservation of rights under the policy. CIB Marine is not advancing the defense costs of any individual defendant in any of the other cases referred to above except that it is advancing the defense costs of defendant Katsaros in the Sindecuse case pursuant to the mandatory advancement by-law described in this paragraph.
     It is not possible to estimate the amount or timing of the defense costs that will be paid by CIB Marine from and after February 17, 2006 in the Ruedi and Lewis cases or in the other cases described above. The following factors, among others, could cause actual results to differ from those described in the preceding forward-looking statement and affect the amount and timing of the expenses referred to with respect to the Ruedi and Lewis cases: (1) the federal court’s decision on whether to vacate the existing stays of discovery and, if one or both stays are vacated, the scope of discovery that is allowed by the court and/or requested by the plaintiffs; (2) the extent, if any, to which the Lewis case is allowed to proceed as a class action; (3) the scope of discovery pursued by the plaintiffs (and the timing and substance of the court’s rulings on any objections thereto by defendants) when discovery proceeds irrespective of the existing stays of discovery; (4) whether plaintiffs are able to state a cause of action against KPMG and, if so, what actions KPMG takes in defense of the claim against it; (5) the extent to which CIB Marine and the individual defendants and their respective counsel are able to coordinate their defense of the action and in particular minimize duplication of activities in defense of the case; (6) if the funding arrangement is finally agreed to by CIB Marine, the individual defendants and the insurer, the insurer’s determinations of what services and costs are reasonable and appropriate under the insurer’s guidelines for paying the costs of defense; (7) CIB Marine’s determination of what costs of defense are “reasonable” within the meaning of its by-laws and any claims made by individual defendants whose costs of defense may be rejected in whole or in part on that ground; (8) the occurrence of circumstances that would lead either CIB Marine or the insurer to terminate the funding arrangement described above if in fact a definitive agreement is entered into; and (9) the extent to which any individual defendant whose costs of defense are advanced by CIB Marine is ultimately required to repay those costs and, if so, the ability of that person to make repayment.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the first quarter of 2004.
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	Exhibit 31.1 – Certification of Stanley J. Calderon, Chief Executive Officer, under Rule 13(a) – 14(d)/15d – 14(d).

Exhibit 31.2 – Certification of Steven T. Klitzing, Chief Financial Officer, under Rule 13(a) – 14(d)/15d – 14(d).

Exhibit 32.1 – Certification of Stanley J. Calderon, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of Steven T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	During the first quarter of 2004, CIB Marine filed the following reports on Form 8-K:

On February 20, 2004, CIB Marine filed a Form 8-K under Item 12 to report results of operations and financial condition as described in a letter to shareholders incorporated as Exhibit 99.

On March 3, 2004, CIB Marine filed a Form 8-K under Item 5 to report the resignation of the President and CEO of CIB Bank and his resignation from the Board of Directors of CIB Marine and CIB Bank, and the resignation of the Executive Vice President and Senior Lender of CIB Bank.

On March 8, 2004, CIB Marine filed a Form 8-K under Item 12 to report results of operations and financial condition.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of December, 2006.

CIB MARINE BANCSHARES, INC.
(Registrant)

By:	/s/ STEVEN T. KLITZING

Steven T. Klitzing
Executive Vice President and Chief
Financial Officer