Form 10-Q
period 2004-06-30
CIB MARINE BANCSHARES INC
filed 2006-12-08
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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
EXPLANATORY NOTE
     The company is filing this quarterly report on Form 10-Q to report its financial results for the quarter and six months ended June 30, 2004, as well as to restate the consolidated financial statements of operations for the quarter and six months ended June 30, 2003 and the consolidated statement of stockholders equity as of June 30, 2003. This document is intended to speak as of June 30, 2004, except where noted otherwise.

CIB MARINE BANCSHARES, INC.
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$92,643	$60,149
Federal funds sold	159,050	59,655

Total cash and cash equivalents	251,693	119,804
Loans held for sale	5,000	16,735
Securities available for sale, at fair value	690,086	637,356
Loans	1,877,280	2,360,041
Allowance for loan losses	(108,465)	(109,872)

Net loans	1,768,815	2,250,169
Premises and equipment, net	26,976	29,138
Accrued interest receivable	11,310	12,762
Goodwill	982	982
Other intangible assets	828	1,807
Foreclosed properties	3,690	40,715
Assets of companies held for disposal	48,861	29,056
Other assets	39,682	47,713

Total assets	$2,847,923	$3,186,237

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$195,406	$219,905
Interest-bearing demand	90,295	78,641
Savings	552,288	687,607
Time	1,728,593	1,835,065

Total deposits	2,566,582	2,821,218
Short-term borrowings	58,316	92,601
Long-term borrowings	36,955	46,276
Junior subordinated debentures	61,857	61,857
Accrued interest payable	11,713	9,399
Liabilities of companies held for disposal	14,171	17,381
Other liabilities	21,455	28,982

Total liabilities	2,771,049	3,077,714
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(90,419)	(62,759)
Accumulated other comprehensive (loss) income, net	(2,920)	2,184
Receivables from sale of stock	(4,093)	(5,208)
Treasury stock at cost, 86,611 shares	(2,203)	(2,203)

Total stockholders’ equity	76,874	108,523

Total liabilities and stockholders’ equity	$2,847,923	$3,186,237

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$28,162	$43,808	$60,887	$88,383
Loans held for sale	204	—	207	—
Securities:
Taxable	3,386	3,468	6,954	6,959
Tax-exempt	450	573	915	1,152
Dividends	196	166	433	311
Federal funds sold	231	142	486	272

Total interest and dividend income	32,629	48,157	69,882	97,077
Interest Expense
Deposits	14,924	19,475	31,475	39,343
Short-term borrowings	421	830	1,421	1,722
Long-term borrowings	200	294	484	588
Junior subordinated debentures/guaranteed trust preferred securities	1,401	1,303	2,764	2,623

Total interest expense	16,946	21,902	36,144	44,276

Net interest income	15,683	26,255	33,738	52,801
Provision for credit losses	12,217	34,853	19,868	59,437

Net interest income (loss) after provision for credit losses	3,466	(8,598)	13,870	(6,636)
Noninterest Income
Loan fees	368	433	795	1,269
Deposit service charges	793	852	1,594	1,785
Other service fees	74	78	150	152
Other income	355	465	675	901

Total noninterest income	1,590	1,828	3,214	4,107
Noninterest Expense
Compensation and employee benefits	9,571	9,780	19,840	19,895
Equipment	1,273	1,244	2,605	2,423
Occupancy and premises	1,297	1,250	2,676	2,492
Professional services	2,202	798	3,169	1,475
Goodwill impairment loss	—	—	1,921	—
Write down and losses (gains) on assets	1,705	(46)	2,511	83
Other expense	4,733	3,270	9,621	6,099

Total noninterest expense	20,781	16,296	42,343	32,467

Loss from continuing operations before income taxes	(15,725)	(23,066)	(25,259)	(34,996)
Income tax expense (benefit)	31	(9,225)	(1,001)	(14,200)

Loss from continuing operations	(15,756)	(13,841)	(24,258)	(20,796)
Discontinued Operations:
Pretax (loss) income from discontinued operations	(387)	(511)	(2,988)	2,201
Pretax gain on sale of discontinued operations	235	—	235	—

Total pretax (loss) income from discontinued operations	(152)	(511)	(2,753)	2,201
Income tax expense (benefit)	(43)	1,009	649	2,327

Loss from discontinued operations	(109)	(1,520)	(3,402)	(126)

Net loss	$(15,865)	$(15,361)	$(27,660)	$(20,922)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands, except share and per share data)
Loss Per Share
Basic:
Loss from continuing operations	$(0.86)	$(0.76)	$(1.33)	$(1.14)
Discontinued operations	(0.01)	(0.08)	(0.19)	0.00

Net loss	$(0.87)	$(0.84)	$(1.52)	$(1.14)

Diluted:
Loss from continuing operations	$(0.86)	$(0.76)	$(1.33)	$(1.14)
Discontinued operations	(0.01)	(0.08)	(0.19)	0.00

Net loss	$(0.87)	$(0.84)	$(1.52)	$(1.14)

Weighted average shares — basic	18,259,831	18,314,607	18,259,831	18,313,713
Weighted average shares — diluted	18,259,831	18,314,607	18,259,831	18,313,713
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated	Stock
				Retained	Other	Receivables
	Common Stock		Capital	Earnings	Comprehensive	and Treasury
	Shares	Par Value	Surplus	(Deficit)	Income (Loss)	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2002	18,312,242	$18,312	$157,783	$74,889	$4,516	$(7,937)	$247,563

Comprehensive income (loss):
Net loss, as restated	—	—	—	(20,922)	—	—	(20,922)
Other comprehensive income (loss):
Unrealized securities holding losses arising during the period, as restated	—	—	—	—	(2,035)	—	(2,035)

Income tax effect, as restated	—	—	—	—	782	—	782
Foreign currency translation adjustment	—	—	—	—	1,034	—	1,034

Total comprehensive loss, as restated							(21,141)

Exercise of stock options	34,200	34	380	—	—	—	414
Acquisition of treasury stock (86,611 shares)	—	—	—	—	—	(2,203)	(2,203)

Balance, June 30, 2003, as restated (unaudited)	18,346,442	$18,346	$158,163	$53,967	$4,297	$(10,140)	$224,633

Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523
Comprehensive loss:
Net loss	—	—	—	(27,660)	—	—	(27,660)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(5,104)	—	(5,104)

Total comprehensive loss							(32,764)

Reduction of receivables from sale of stock	—	—	—	—	—	1,115	1,115

Balance, June 30, 2004 (unaudited)	18,346,442	$18,346	$158,163	$(90,419)	$(2,920)	$(6,296)	$76,874

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(as restated)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(24,258)	$(20,796)
Net loss from discontinued operations	(3,402)	(126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(2,241)	(5,648)
Depreciation and other amortization	5,338	2,678
Provision for credit losses	19,868	59,437
Proceeds from sale of loans held for sale	4,520	—
Deferred tax expense (benefit)	5,921	(3,246)
Impairment of goodwill	1,921	—
Write down and losses on assets	2,511	83
Decrease (increase) in interest receivable and other assets	4,182	(10,677)
Increase (decrease) in interest payable and other liabilities	(7,843)	7,916
Operating cash flows of discontinued operations	(16,562)	81,049

Net cash provided by (used in) operating activities	(10,045)	110,670
Cash Flows from Investing Activities
Maturities of securities available for sale	634,766	108,875
Purchase of securities available for sale	(723,936)	(136,891)
Proceeds from sales of securities available for sale	—	999
Repayments of mortgage-backed securities available for sale	55,577	110,076
Purchase of mortgage-backed securities available for sale	(26,853)	(141,799)
Net decrease in other investments	1,620	284
Net decrease (increase) in loans	452,714	(10,462)
Decrease in net assets of companies held for disposal	470	5,343
Proceeds from sale of foreclosed properties	10,402	1,302
Proceeds from sale of subsidiaries	(152)	—
Capital expenditures	(667)	(3,524)
Investing cash flows of discontinued operations	1,889	(3,521)

Net cash provided by (used in) investing activities	405,830	(69,318)
Cash Flows from Financing Activities
Increase (decrease) in deposits	(264,501)	196,504
Repayments of long-term borrowings	(8,500)	—
Proceeds from stock options exercised	—	414
Net decrease in short-term borrowings	(8,970)	(183,564)
Financing cash flows of discontinued operations	18,075	(79,013)

Net cash used in financing activities	(263,896)	(65,659)

Net increase (decrease) in cash and cash equivalents	131,889	(24,307)
Cash and cash equivalents, beginning of period	119,804	93,991

Cash and cash equivalents, end of period	$251,693	$69,684

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$34,399	$24,128
Interest expense-discontinued operations	124	49
Income taxes-continuing operations	(9,447)	3,663
Income taxes-discontinued operations	(321)	461
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties-continuing operations	—	18,193
Transfers of commercial loans to loans held for sale-continuing operations	9,530	—
Decrease in foreclosed properties and short-term borrowings satisfied by the transfer of real estate	25,120	—
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2003 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the quarter and six month periods ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     The consolidated results of Mortgage Services, Inc. (“MSI”), CIB Marine Commercial Finance, LLC (“Commercial Finance”) and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”) were reclassified from continuing operations to discontinued operations for the quarter and six months ended June 30, 2003 to conform to their presentation for 2004. The impact of these reclassifications, including $1.0 million in related tax expense, on the consolidated statement of operations for the quarter ended June 30, 2003 was a $1.5 million increase in loss from discontinued operations and a $1.5 million decrease in loss from continuing operations. The impact of these reclassifications, including $2.3 million in related tax expense, on the consolidated statement of operations for the six months ended June 30, 2003 was a $0.1 million increase in loss from discontinued operations and $0.1 million increase in income from continuing operations. See Note 7 — Companies Held for Disposal for further information on Commercial Finance, MSI and CIB Construction. Certain other amounts in the prior year financial statements have been reclassified to be consistent with the classifications for 2004.
     At June 30, 2004, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada and Nebraska. These services include commercial and retail lending and deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis. At June 30, 2004, the assets and liabilities of CIB Marine’s mortgage banking segment, MSI, are included in assets and liabilities of companies held for disposal and MSI’s results of operations for the quarters and six months ended June 30, 2004 and 2003 are included in discontinued operations.
Note 2 — Restatement of the Consolidated Statements of Operations and Stockholders’ Equity
     The consolidated statements of operations and the stockholder’s equity as presented for the quarter and six months ended June 30, 2003 have been restated to reflect the reclassification of CIB Construction. Commercial Finance and MSI into discontinued operations to be consistent with the 2004 presentation and also to reflect the following other restatement adjustments:
Loan and Other Credit Losses
     In the third quarter of 2003, CIB Marine began a comprehensive review of the adequacy of its allowance for loan losses in response to deterioration in the credit quality of the Company’s loan portfolio, including a significant increase in nonperforming loans, which was noted by the Company’s banking regulators at certain subsidiary banks. A Special Review Committee of the Board was formed to further review these items and engaged outside advisors to conduct an independent review of loan related matters. As a result of this comprehensive review, the Company identified errors in the timing of loan downgrades. The consolidated statement of operations for the quarter and six months ended June 30, 2003 have been restated to reflect loan downgrades in the appropriate periods, and the impact of this restatement adjustment was an increase in provision for credit losses of $24.5 million and $40.0 million for the quarter and six months ended June 30, 2003, respectively.
Interest Income – Loans
     In addition, errors were also identified in the timing of when loans were classified as nonperforming which resulted in loans being placed on nonaccrual status in an incorrect reporting period. The consolidated statement of operations for the quarter and six months ended June 30, 2003 have been restated to reflect loans being placed on nonaccrual status in the appropriate periods. The impact of this restatement adjustment was a reduction in interest income on loans of $1.3 million and $1.9 million for the quarter and six months ended June 30, 2003, respectively.
Hedging Transactions
     Other income was adjusted to reflect the restated fair value of swaps originally accounted for under the short cut method of hedge accounting which no longer qualified for hedge accounting treatment in accordance with SFAS 133. The company had two commitments to fund commercial loans and designated these instruments as fair value hedges using the short cut method. The company also used the short cut method for two callable swaps hedging negotiable CDs. The impact of this restatement on the consolidated statement of operations was a $0.2 million and $0.3 million decrease in other income for the quarter and six months ended June 30, 2003, respectively.
Income Tax Expense
     The consolidated statement of operations for the quarter and six months ended June 30, 2003 have also been restated to reflect the income tax effect of the above restatement adjustments. The effect of these restatement adjustments on the consolidated statement of operations was a reduction in income tax expense on income from continuing operations of $9.7 million and $15.6 million for the quarter and six months ended June 30, 2003, respectively.
Reclassification of Securities and Adjustment to Accumulated Other Comprehensive Income
     During 2005, CIB Marine sold tax exempt held to maturity securities. As a result of this material contradiction related to management’s previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement on the consolidated statement of stockholders’ equity was an increase in accumulated other comprehensive income and total stockholders’ equity of $2.0 million as of June 30, 2003 for the net unrealized gains on the reclassified securities.
Receivables from Sale of Stock
     During the regular 2003 regulatory examination, it was noted that certain of CIB Marine’s subsidiary banks had originated loans, the proceeds of which were used to purchase stock of CIB Marine. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock should have been accounted for as a reduction in stockholders’ equity unless the loan had been repaid prior to the issuance of the financial statements or the loan had been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any. The statement of stockholders’ equity as of June 30, 2003 has been restated to report these loans as a contra-equity account entitled “receivables from sale of stock”. The effect of this restatement adjustment was a reduction of loans and a corresponding reduction of stockholders’ equity of $7.9 million at June 30, 2003. See Note 12 — Stockholders’ Equity—for further information.
     The cumulative impact of the above restatements is a decrease in net income of $16.3 million and $26.5 million for the quarter and six months ended June 30, 2003, respectively. The $40.4 million cumulative decrease in stockholders’ equity as of June 30, 2003 includes the $26.5 million decrease in net income for the six months ended June 30, 2003, an $8.0 million decrease in net income due to restatements in calendar years 2001 and 2002, and the $7.9 million reduction due to receivables from sale of stock, partially offset by the $2.0 million increase in accumulated other comprehensive income. The above restatement adjustments did not have an impact on the net cash provided by/used in operating activities, investing activities or financing activities.
     The following table presents the consolidated statement of operations and the consolidated statement of stockholders’ equity as previously reported and restated as of and for the quarter and six months ended June 30, 2003:

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended June 30, 2003
		Reclassification Adjustment
	As Previously	Discontinued		Restatement
	Reported	Operations	Other	Adjustment	As Restated
	(Dollars in thousands)
Interest and Dividend Income
Loans	$45,550	$(476)	$29	$(1,295)	$43,808
Loans held for sale	1,872	(1,872)	—	—	—
Securities:
Taxable	3,468	—	—	—	3,468
Tax-exempt	573	—	—	—	573
Dividends	167	—	(1)	—	166
Federal funds sold	142	—	—	—	142

Total interest and dividend income	51,772	(2,348)	28	(1,295)	48,157
Interest Expense
Deposits	20,132	(718)	61	—	19,475
Short-term borrowings	915	(85)	—	—	830
Long-term borrowings	294	—	—	—	294
Guaranteed trust preferred securities	1,303	—	—	—	1,303

Total interest expense	22,644	(803)	61	—	21,902

Net interest income	29,128	(1,545)	(33)	(1,295)	26,255
Provision for credit losses	8,875	(57)	1,500	24,535	34,853

Net interest income (loss) after provision for credit losses	20,253	(1,488)	(1,533)	(25,830)	(8,598)
Noninterest Income
Loan fees	463	(2)	(28)	—	433
Mortgage banking revenue	6,328	(6,328)	—	—	—
Deposit service charges	852	—	—	—	852
Other service fees	96	(18)	—	—	78
Gain (loss) on sale of assets	45	—	(45)	—	—
Other income (loss)	97	471	60	(163)	465

Total noninterest income	7,881	(5,877)	(13)	(163)	1,828
Noninterest Expense
Compensation and employee benefits	12,750	(2,970)	—	—	9,780
Equipment	1,353	(109)	—	—	1,244
Occupancy and premises	1,282	(32)	—	—	1,250
Professional services	851	(55)	2	—	798
Write down and losses on assets	2,748	(2,748)	(46)	—	(46)
Other expense	6,735	(1,962)	(1,503)	—	3,270

Total noninterest expense	25,719	(7,876)	(1,547)	—	16,296

Income (loss) from continuing operations before income taxes	2,415	511	1	(25,993)	(23,066)
Income tax expense (benefit)	1,480	(1,009)	1	(9,697)	(9,225)

Income (loss) from continuing operations	935	1,520	—	(16,296)	(13,841)
Pretax loss from discontinued operations	—	(511)	—	—	(511)
Income tax expense	—	1,009	—	—	1,009

Loss from discontinued operations	—	(1,520)	—	—	(1,520)

Net income (loss)	$935	$—	$—	$(16,296)	$(15,361)

		Reclassification Adjustment
	As Previously	Discontinued		Restatement
	Reported	Operations	Other	Adjustment	As Restated
	(Dollars in thousands, except per share data)
EARNINGS (LOSS) PER SHARE:
Basic:
Income (loss) from continuing operations	$0.05	$0.08	$—	$(0.89)	$(0.76)
Discontinued operations	—	(0.08)	—	—	(0.08)

Net income (loss)	$0.05	$—	$—	$(0.89)	$(0.84)

Diluted:
Income (loss) from continuing operations	$0.05	$0.08	$—	$(0.89)	$(0.76)
Discontinued operations	—	(0.08)	—	—	(0.08)

Net income (loss)	$0.05	$—	$—	$(0.89)	$(0.84)

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2003
		Reclassification Adjustment
	As Previously	Discontinued		Restatement
	Reported	Operations	Other	Adjustment	As Restated
	(Dollars in thousands)
Interest and Dividend Income
Loans	$91,109	$(933)	$63	$(1,856)	$88,383
Loans held for sale	3,659	(3,659)	—	—	—
Securities:
Taxable	6,959	—	—	—	6,959
Tax-exempt	1,152	—	—	—	1,152
Dividends	312	—	(1)	—	311
Federal funds sold	272	—	—	—	272

Total interest and dividend income	103,463	(4,592)	62	(1,856)	97,077
Interest Expense
Deposits	40,478	(1,205)	70	—	39,343
Short-term borrowings	2,052	(330)	—	—	1,722
Long-term borrowings	588	—	—	—	588
Guaranteed trust preferred securities	2,623	—	—	—	2,623

Total interest expense	45,741	(1,535)	70	—	44,276

Net interest income	57,722	(3,057)	(8)	(1,856)	52,801
Provision for credit losses	17,597	(113)	2,000	39,953	59,437

Net interest income (loss) after provision for credit losses	40,125	(2,944)	(2,008)	(41,809)	(6,636)
Noninterest Income
Loan fees	1,334	(2)	(63)	—	1,269
Mortgage banking revenue	12,819	(12,819)	—	—	—
Deposit service charges	1,785	—	—	—	1,785
Other service fees	189	(37)	—	—	152
Gain (loss) on sale of assets	(26)	18	8	—	—
Other income (loss)	154	920	145	(318)	901

Total noninterest income	16,255	(11,920)	90	(318)	4,107
Noninterest Expense
Compensation and employee benefits	25,686	(5,791)	—	—	19,895
Equipment	2,641	(218)	—	—	2,423
Occupancy and premises	2,560	(68)	—	—	2,492
Professional services	1,555	(82)	2	—	1,475
Write down and losses on assets	2,748	(2,748)	83	—	83
Other expense	11,859	(3,756)	(2,004)	—	6,099

Total noninterest expense	47,049	(12,663)	(1,919)	—	32,467

Income (loss) from continuing operations before income taxes	9,331	(2,201)	1	(42,127)	(34,996)
Income tax expense (benefit)	3,746	(2,327)	1	(15,620)	(14,200)

Income (loss) from continuing operations	5,585	126	—	(26,507)	(20,796)
Pretax income from discontinued operations	—	2,201	—	—	2,201
Income tax expense	—	2,327	—	—	2,327

Loss from discontinued operations	—	(126)	—	—	(126)

Net income (loss)	$5,585	$—	$—	$(26,507)	$(20,922)

		Reclassification Adjustment
	As Previously	Discontinued		Restatement
	Reported	Operations	Other	Adjustment	As Restated
	(Dollars in thousands, except per share data)
EARNINGS (LOSS) PER SHARE:
Basic:
Income (loss) from continuing operations	$0.30	$0.00	$—	$(1.44)	$(1.14)
Discontinued operations	—	0.00	—	—	0.00

Net income (loss)	$0.30	$—	$—	$(1.44)	$(1.14)

Diluted:
Income (loss) from continuing operations	$0.30	$0.00	$—	$(1.44)	$(1.14)
Discontinued operations	—	0.00	—	—	0.00

Net income (loss)	$0.30	$—	$—	$(1.44)	$(1.14)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	June 30, 2003
	As
	Previously	Restatement
	Reported	Adjustment	As Restated
	(Dollars in thousands)
Common stock	$18,346	$—	$18,346
Capital surplus	158,163	—	158,163
Retained earnings (deficit)	88,486	(34,519)	53,967
Accumulated other comprehensive income, net	2,269	2,028	4,297
Receivables from sale of stock	—	(7,937)	(7,937)
Treasury stock at cost	(2,203)	—	(2,203)

Total Stockholders’ Equity	$265,061	$(40,428)	$224,633

Note 3 — Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At June 30, 2004, options to purchase 644,336 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.
     The following is a reconciliation of stock option activity for the six months ended June 30, 2004:

			Weighted
		Range of	Average
	Number	Option Prices	Exercise
	of Shares	per Share	Price
Shares under option at December 31, 2003	1,439,850	$8.50-25.08	$16.45

Granted	—	—	—
Lapsed or surrendered	(455,851)	8.50-23.66	16.08
Exercised	—	—	—

Shares under option at June 30, 2004	983,999	$8.50-25.08	$16.62

Share exercisable at June 30, 2004	735,671	$8.50-25.08	$15.33

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
     Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS No. 123, CIB Marine’s forma net loss per share would have been the pro forma amounts indicated below:

		Quarter Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
			(as restated)		(as restated)
		(Dollars in thousands, except per share data)
Net loss	As reported	$(15,865)	$(15,361)	$(27,660)	$(20,922)
	Assumed compensation cost, net of tax (1)	(201)	(327)	(521)	(653)

	Pro forma	$(16,066)	$(15,688)	$(28,181)	$(21,575)

Basic loss per share	As reported	$(0.87)	$(0.84)	$(1.52)	$(1.14)
	Pro forma	(0.88)	(0.86)	(1.54)	(1.18)
Diluted loss per share	As reported	(0.87)	(0.84)	(1.52)	(1.14)
	Pro forma	(0.88)	(0.86)	(1.54)	(1.18)

(1)	Assumed compensation costs are net of tax for 2003, but not for 2004. Due to the substantial losses incurred in 2004, tax benefits for 2004 and later years may not be realized. Also, CIB Marine did not have the ability to carryback losses from 2004 to previous years because the 2003 carrybacks covered all available taxable income for these years.
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

Note 4 — Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
June 30, 2004
U.S. Treasuries	$20,032	$1	$49	$19,984
U.S. government agencies	378,215	287	1,530	376,972
Obligations of states and political subdivisions	50,206	1,443	61	51,588
Other notes and bonds	850	—	6	844
Corporate commercial paper	12,675	3	—	12,678
Mortgage-backed securities	219,504	745	3,753	216,496
Federal Home Loan Bank and Federal Reserve Bank stock	11,524	—	—	11,524

	$693,006	$2,479	$5,399	$690,086

December 31, 2003
U.S. Treasuries	$20,070	$17	$—	$20,087
U.S. government agencies	291,000	1,122	122	292,000
Obligations of states and political subdivisions	56,816	2,256	81	58,991
Other notes and bonds	1,050	—	1	1,049
Corporate commercial paper	7,369	4	—	7,373
Mortgage-backed securities	247,736	1,332	2,343	246,725
Federal Home Loan Bank and Federal Reserve Bank stock	11,131	—	—	11,131

	$635,172	$4,731	$2,547	$637,356

     Securities with a carrying value and fair value of $319.9 million and $176.7 million at June 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, and other purposes as required, and beginning in the first quarter of 2004 for federal funds purchased and borrowings from the federal discount window.
Note 5 — Loans
     The components of loans are as follows:

	June 30, 2004		December 31, 2003
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$540,186	28.7%	$708,252	29.9%
Factored receivables	—	—	11,447	0.5
Commercial real estate	1,018,123	54.1	1,184,542	50.1
Commercial real estate construction	260,801	13.9	363,822	15.4
Residential real estate	50,023	2.7	85,893	3.6
Home equity	12,455	0.7	12,272	0.5
Consumer	2,940	0.1	3,554	0.2
Receivables from sale of stock	(4,093)	(0.2)	(5,208)	(0.2)

Gross loans	1,880,435	100.0%	2,364,574	100.0%

Deferred loan fees	(2,475)		(4,533)

Total loans	1,877,960		2,360,041
Loans included in assets of companies held for disposal	(680)		—

Total loans, net	1,877,280		2,360,041
Allowance for loan losses-total company	(108,555)		(109,872)
Allowance for loan losses included in assets of companies held for disposal	90		—

Allowance for loan losses, net	(108,465)		(109,872)

Loans, net	$1,768,815		$2,250,169

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $31.3 million and $60.5 million at June 30, 2004 and December 31, 2003, respectively.
     At June 30, 2004 and December 31, 2003, CIB Marine had $13.6 million and $22.7 million, respectively, in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.8 million and $0.1 million at June 30, 2004 and December 31, 2003, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock and not adequately secured by collateral other than the stock which have been classified as receivables from sale of stock and recorded as contra-equity have not been included in this balance.
Note 6 — Goodwill and Other Intangible Assets
     CIB Marine’s intangible asset values are as follows:

	June 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Amortizing Intangible Assets:
Core deposit intangibles	$3,959	$3,131	$828	$3,959	$2,977	$982
Other identifiable intangibles	1,221	1,221	—	1,221	396	825
Mortgage servicing rights	—	—	—	19	19	—

	5,180	4,352	828	5,199	3,392	1,807
Amortizing intangibles included in assets of companies held for disposal	(1,221)	(1,221)	—	—	—	—

	$3,959	$3,131	828	$5,199	$3,392	1,807
Non amortizing goodwill			982			982

Total intangible assets, net			$1,810			$2,789

Note 7 — Companies Held For Disposal
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR Inc. (“MICR”), and MSI at June 30, 2004 and CIB Construction and MICR at December 31, 2003.
     Loss or income from discontinued operations, as shown on the consolidated statement of operations is comprised of CIB Construction, Commercial Finance and MSI for the quarter and six months ended June 30, 2004 and 2003.
     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.
Reconciliation of Assets/Liabilities of companies held for disposal

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Assets of companies held for disposal:
MICR	$2,608	$4,555
CIB Construction	13,335	28,964
MSI (1)	3,558	NA
Other (2)	29,360	(4,463)

Total assets of companies held for disposal	$48,861	$29,056

Liabilities of companies held for disposal:
MICR	$724	$590
CIB Construction	13,878	28,459
MSI (1)	2,378	NA
Other (2)	(2,809)	(11,668)

Total liabilities of companies held for disposal	$14,171	$17,381

(1)	Not classified as held for disposal at December 31, 2003.

(2)	Includes mortgage banking assets/liabilities held by affiliates and elimination of intercompany transactions between subsidiaries and affiliates.

Reconciliation of (Loss) Income from Discontinued Operations for the quarters and six months ended June 30, 2004 and 2003:

	Pretax
	income
	before
	gain/(loss) on
	sale of assets		Income
	and other	Gain	tax
	income	on sale	expense	Other income	Net
	(expense)	of assets	(benefit)	(expense)(1)	income/(loss)
	(Dollars in thousands)
Quarter Ended June 30, 2004
MSI	$(1,139)	$—	$(76)	$684	$(379)
Commercial Finance	16	235	(24)	65	340
CIB Construction	(12)	—	57	(1)	(70)

Total	$(1,135)	$235	$(43)	$748	$(109)

Six Months Ended June 30, 2004
MSI	$(3,216)	$—	$(258)	$306	$(2,652)
Commercial Finance	(205)	235	(29)	141	200
CIB Construction	(112)	—	936	98	(950)

Total	$(3,533)	$235	$649	$545	$(3,402)

Quarter Ended June 30, 2003 (as restated)
MSI	$988	$—	$1,043	$1,630	$1,575
Commercial Finance	30	—	52	97	75
CIB Construction	(3,723)	—	(86)	467	(3,170)

Total	$(2,705)	$—	$1,009	$2,194	$(1,520)

Six Months Ended June 30, 2003 (as restated)
MSI	$2,678	$—	$2,294	$3,088	$3,472
Commercial Finance	(29)	—	66	191	96
CIB Construction	(4,606)	—	(33)	879	(3,694)

Total	$(1,957)	$—	$2,327	$4,158	$(126)

(1)	Includes intercompany transactions, impairment losses recorded by the parent and mortgage banking income/expense recognized by affiliates.
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
     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. For the six months ended June 30, 2004, Canron recognized a $0.05 million recovery of prior period provisions for employee severance and retention costs. At June 30, 2004, Canron had an accrued severance liability of $0.8 million. During the first six months of 2004, Canron sold certain of its properties and equipment for approximately $6.2 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine.

     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	June 30,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$752	$2,407
Accounts receivable	3,361	12,807
Inventories and contracts in progress	—	1,438
Other assets	1,320	—

Current assets	5,433	16,652
Property and equipment, net	7,902	12,312

Total assets	$13,335	$28,964

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$2,989	$11,625
Other liabilities	10,889	14,697

Current liabilities	13,878	26,322
Loans payable to unaffiliated banks	—	2,137

Total liabilities	13,878	28,459
Stockholder’s equity	(543)	505

Total liabilities and stockholder’s equity	$13,335	$28,964

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. The net aftertax income of MICR was $0.4 million for both six months ended June 30, 2004 and 2003 and is included in continuing operations on the consolidated statement of operations. Dividends totaling $0.5 million and $0.8 million were paid by MICR to CIB – Chicago, its parent, during the six months ended June 30, 2004 and 2003, respectively. CIB Marine management, which has authority to do so, has developed and is implementing a plan to sell this business.
     The following table summarizes the composition of MICR’s balance sheet:

	June 30,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash and cash equivalents non-affiliates	$483	$622
Accounts receivable	604	571
Inventory	956	857
Other current assets	36	16
Property and equipment, net	294	333
Goodwill, net	235	2,156

Total assets	$2,608	$4,555

Liabilities and stockholder’s equity:
Liabilities	$724	$590
Stockholder’s equity	1,884	3,965

Total liabilities and stockholder’s equity	$2,608	$4,555

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
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

	June 30,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$258	$12
Loans held for sale	264	148
Net loans	590	202
Property and equipment, net	837	1,019
Other intangibles	687	825
Other assets	922	766

Total assets	$3,558	$2,972

Liabilities and stockholder’s equity:
Liabilities	2,378	1,434
Stockholder’s equity	1,180	1,538

Total liabilities and stockholder’s equity	$3,558	$2,972

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     During the first quarter of 2004, based on the expected market value of this subsidiary, management determined the value of the customer base intangibles, including $0.3 million of additional contingent consideration due under the original purchase agreement, was impaired and an impairment loss of $1.0 million was recognized. MSI’s operating results and the $1.0 million impairment loss are presented as discontinued operations in CIB Marine’s consolidated statements of operations.
Commercial Finance
     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through Commercial Finance, an Illinois limited liability company and a wholly-owned subsidiary of CIB – Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. Commercial Finance provides the factoring of receivables and other asset-based lending products to borrowers. In the first quarter of 2004, CIB Marine management, which has the authority to do so, developed and implemented a plan to sell this business. In June 2004, CIB Marine sold to an unrelated party substantially all of the business assets and the business of Commercial Finance. The gain on the sale of this operation was $0.2 million, and is included in discontinued operations. Total assets at the time of sale were $10.9 million.
     Commercial Finance’s operating results are presented as discontinued operations in CIB Marine’s consolidated statements of operations.
Note 8 — Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Prepaid expenses	$2,529	$1,616
Accounts receivable	1,336	1,531
Fair value of derivatives	1,905	3,945
Trust preferred securities underwriting fee, net of amortization	1,473	1,500
Investment in trust common securities	2,399	2,310
Other investments	6,624	9,572
Other	23,416	27,239

	$39,682	$47,713

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships with a carrying value of $5.3 million at June 30, 2004 and $5.7 million at December 31, 2003. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine’s markets and other locations.

•	Interests in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of June 30, 2004 has invested $1.0 million. The carrying value of these investments is at the lower of cost or estimated fair market value which was estimated to be $0.8 million at both June 30, 2004 and December 31, 2003.

•	Investment in shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company. The amount of this investment is carried at the lower of cost or estimated fair market value, which was estimated to be $0.2 million at June 30, 2004 and $0.5 million at December 31, 2003.

•	Interests in three limited partnerships which had a carrying value of $2.2 million at December 31, 2003. These interests were sold during the first quarter of 2004 at a $0.2 million loss. The loss is included in write down and losses on assets in the consolidated statement of operations.

•	Shares of the common stock of a non-publicly traded manufacturer, which represented less than a 5% interest in the company. CIB Marine deemed its entire investment was impaired, and a impairment loss for the carrying amount of $0.2 million was recorded during the second quarter of 2004. At December 31, 2003, the carrying value of this investment, net of a $0.1 million impairment loss recognized in 2003 was $0.2 million. The impairment losses are included in write down and losses on assets in the consolidated statement of operations.
Note 9 — Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	June 30, 2004		December 31, 2003
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$27,554	1.16%	$21,967	1.09%
Revolving lines of credit	23,595	3.67	30,848	3.75
Treasury, tax, and loan notes	7,167	0.88	13,099	0.73
Mortgage note payable	—	—	26,687	10.00

	$58,316	2.14%	$92,601	4.49%

     CIB Marine had a revolving line of credit at a nonaffiliated commercial bank collateralized by the common stock of all of its subsidiaries. At June 30, 2004 and December 31, 2003, CIB Marine was not in compliance with the capital requirement debt covenant of its revolving line of credit. Additionally, at December 31, 2003, CIB Marine’s factoring subsidiary had a line of credit to support its operating needs. The line of credit for CIB Marine’s factoring subsidiary was paid off upon the sale of the factoring subsidiary in June 2004.
     At June 30, 2004 and December 31, 2003, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to those participated standby letters of credit was $16.4 million at June 30, 2004.
     During the first quarter of 2004, CIB – Chicago was required to pledge securities for access to the federal discount window, and in the second quarter of 2004, Central Illinois Bank and CIB – Indiana were also required to pledge securities. As of June 30, 2004, the market value of securities pledged for the federal discount window was $35.1 million.
     Beginning in the first quarter of 2004, CIB Marine’s subsidiary banks were required to pledge securities to collateralize federal funds purchased from banks. At June 30, 2004, the market value of the securities pledged was $63.6 million.

Note 10 — Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	June 30, 2004		December 31, 2003		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
	(Dollars in thousands)
	$—	—%	$3,500	5.12%	5/01/04	N/A
	—	—	5,000	5.12	5/01/04	N/A
	3,250	4.95	3,250	4.95	1/16/08	1/16/01
	2,500	4.95	2,500	4.95	1/16/08	1/16/01
	2,000	4.95	2,000	4.95	1/16/08	1/16/01
	2,000	5.09	2,000	5.09	2/20/08	2/20/01
	24,095	7.07	23,997	7.07	6/30/08	N/A

	33,845	6.47%	42,247	6.20%

Fair value hedge basis adjustment	3,110		4,029

Total	$36,955		$46,276

     CIB Marine is required to maintain qualifying collateral as security for FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged. At June 30, 2004 and December 31, 2003, the assets pledged as security for CIB Marine’s FHLB borrowings had a collateral value of $73.3 million and $59.9 million, respectively. These assets consisted of securities with a market value of $79.8 million and $53.8 million at June 30, 2004 and December 31, 2003, respectively, and 1-4 family residential mortgages with balances outstanding of $17.7 million at December 31, 2003.
Note 11 — Other Liabilities

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Accounts payable	$1,999	$4,328
Accrual for unfunded commitments and standby letters of credit	5,972	15,747
Accrued real estate taxes	1,158	2,680
Accrued compensation and employee benefits	1,930	2,483
Accrued professional fees	1,696	1,449
Accrued other expenses	1,839	850
Fair value of derivatives	—	294
Other liabilities	6,861	1,151

	$21,455	$28,982

     Changes in the accrual for unfunded standby letters of credit for the six months ended June 30, 2004, are as follows (dollars in thousands):

Balance at December 31, 2003	$15,747
Transfer to allowance for loan losses for funded standby letters of credit	(5,000)
Charge-offs	(5,500)
Provision	725

Balance at June 30, 2004	$5,972

Note 12 — Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine Stock are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. During the first six months of 2004, CIB Marine charged-off $1.1 million of such loans to the allowance for loan losses. Such loans outstanding at June 30, 2004 and December 31, 2003 totaled $4.1 million and $5.2 million, respectively. Interest earned on these loans was $0.05 million and $0.1 million, respectively, for the quarter and six months ended June 30, 2004 and is included in interest and dividend income-loans.
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
     At June 30, 2004, pursuant to FDIC guidelines in 12 C.F.R. Part 325, Marine FSB and Citrus Bank, were categorized as well capitalized and CIB – Indiana, Central Illinois Bank and Marine – Wisconsin were categorized as adequately capitalized. While CIB – Indiana met the capital ratio criteria of a well capitalized bank at June 30, 2004, it was subject to a cease and desist order as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized. CIB – Chicago was categorized as undercapitalized, as under the regulatory framework for prompt corrective action. In the second quarter of 2004, CIB – Chicago submitted to the FDIC a capital restoration plan which was accepted by the FDIC on August 9, 2004.
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

     In the second quarter of 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank and CIB – Chicago, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each consented to the issuance of Cease and Desist Orders with banking regulatory authorities. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage Capital level equal to or exceeding 8% of the bank’s total assets. These restrictions are in force until such Orders and Agreements are terminated. In the event the capital ratio at any calendar quarter end with respect to each such bank is less than required under the Orders and Agreement, the bank is required within 90 days to increase its capital ratio as of the end of that preceding quarterly period to the minimum stated in the Orders and Agreement. Failure to comply with the Orders or Agreements could have a material adverse effect on CIB Marine and its operations. As of June 30, 2004, CIB – Chicago had capital below the 8% minimum required by the Orders and Agreement, and CIB Marine’s total capital to risk-weighted assets was below the 8% minimum required to be adequately capitalized.
Note 13 – Loss Per Share Computations
     The following provides a reconciliation of basic and diluted earnings per share from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(15,756)	$(13,841)	$(24,258)	$(20,796)

Weighted average shares outstanding:
Basic	18,259,831	18,314,607	18,259,831	18,313,713
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	18,259,831	18,314,607	18,259,831	18,313,713

Per share loss:
Basic	$(0.86)	$(0.76)	$(1.33)	$(1.14)
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	$(0.86)	$(0.76)	$(1.33)	$(1.14)

Note 14 — Subsequent Events
Sale of CIB – Chicago
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

Sale and Wind Down of Nonbank Subsidiaries
     During 2004, 2005, and 2006, CIB Marine divested itself of certain nonbank subsidiaries and commenced and/or continued the wind down of certain other nonbank subsidiaries in order to more narrowly focus its resources on its core commercial and retail banking strategies.
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
     MICR, Inc. (“MICR”) In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR, a manufacturer of payment processing systems that was acquired from a borrower in lieu of foreclosure in 2000. At December 31, 2004, MICR had assets of approximately $2.7 million and liabilities of approximately $0.9 million. During 2004 and 2003 MICR generated income before income tax expenses of $1.3 million and $1.1 million, respectively. During 2004 and 2003, impairment write downs of CIB Marine’s investment in MICR were $1.9 million and $2.0 million, respectively. In November 2005, CIB Marine sold substantially all of the assets of MICR. No gain or loss was recorded on the sale.
Regulatory Orders and Agreements
     In the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Agreement with the OCC requires Citrus Bank to maintain a total capital ratio of not less than 14%. In September 2006, this Agreement was terminated. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were each released as a result of improvements at such banks and replaced with Memoranda of Understanding, which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain minimum capital levels, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. In April 2005, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each entered into a Memorandum of Understanding with the FDIC and applicable state banking regulators as a result of deficiencies in information technology. The banks agreed to take certain actions to document and fully implement an information security program, exercise appropriate diligence in overseeing service providers arrangements, and assess, develop and implement security standards and procedures. These Memoranda were terminated in January 2006. Management believes that CIB Marine, Central Illinois Bank and Marine – Wisconsin have complied with the majority of the provisions of the respective Orders and Agreement and are in the process of complying with the remaining provisions.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of June 30, 2004 and results of operations for the quarter and six months ended June 30, 2004. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2003.
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
Restatement
     The consolidated statement of operations, stockholders’ equity and selected balance sheet items as presented as of and for the quarter and six months ended June 30, 2003 have been restated to reflect the following restatement adjustments:

Loan and Other Credit Losses
     In the third quarter of 2003, CIB Marine began a comprehensive review of the adequacy of its allowance for loan losses in response to deterioration in the credit quality of the Company’s loan portfolio, including a significant increase in nonperforming loans, which was noted by the Company’s banking regulators at certain subsidiary banks. A Special Review Committee of the Board was formed to further review these items and engaged outside advisors to conduct an independent review of loan related matters. As a result of this comprehensive review, the Company identified errors in the timing of loan downgrades. The consolidated financial statements as of and for the quarter and six months ended June 30, 2003 have been restated to reflect loan downgrades and charge offs in the appropriate periods. The impact of this restatement adjustment on the consolidated financial statements was an increase in provision for credit losses of $24.5 million and $40.0 million for the quarter and six months ended June 30, 2003, respectively and a net cumulative increase in the allowance for loan losses of $29.5 million and a $17.5 million decrease in loans as of June 30, 2003.
Interest Income – Loans
     In addition, errors were also identified in the timing of when loans were classified as nonperforming which resulted in loans being placed on nonaccrual status in an incorrect reporting period. The consolidated financial statements as of and for the quarter and six months ended June 30, 2003 have been restated to reflect loans being placed on nonaccrual status in the appropriate periods. The impact of this restatement adjustment was a reduction in interest income on loans of $1.3 million and $1.9 million for the quarter and six months ended June 30, 2003, respectively.
Hedging Transactions
     Other income was adjusted to reflect the restated fair value of swaps originally accounted for under the short cut method of hedge accounting which no longer qualified for hedge accounting treatment in accordance with SFAS 133. The company had two commitments to fund commercial loans and designated these instruments as fair value hedges using the short cut method. The company also used the short cut method for two callable swaps hedging negotiable CDs. The impact of this restatement on the consolidated statement of operations was a $0.2 million and $0.3 million decrease in other income for the quarter and six months ended June 30, 2003, respectively.
Income Tax Expense
     The consolidated financial statements as of and for the quarter and six months ended June 30, 2003 have also been restated to reflect the income tax effect of the above restatement adjustments. The effect of these restatement adjustments on the consolidated statement of operations was a reduction in income tax expense on income from continuing operations of $9.7 million and $15.6 million for the quarter and six months ended June 30, 2003, respectively.
Reclassification of Securities and Adjustment to Accumulated Other Comprehensive Income
     During 2005, CIB Marine sold $9.3 million of tax exempt held to maturity securities at a gain of $0.4 million. As a result of this material contradiction related to management’s previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement was an increase in securities of $3.3 million and an increase in accumulated other comprehensive income and total stockholders’ equity of $2.0 million as of June 30, 2003 for the net unrealized gains on the reclassified securities. The difference in the increase in securities and the increase in accumulated other comprehensive income as of June 30, 2003 is the deferred income tax effect on the net unrealized securities.
Receivables from Sale of Stock
     During the regular 2003 regulatory examination, it was noted that certain of CIB Marine’s subsidiary banks had originated loans, the proceeds of which were used to purchase stock of CIB Marine. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock should have been accounted for as a reduction in stockholders’ equity unless the loan had been repaid prior to the issuance of the financial statements or the loan had been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any. The consolidated balance sheet as of June 30, 2003 has been restated to report these loans as a contra-equity account entitled “receivables from sale of stock”. The effect of these restatement adjustments was a reduction of loans and a corresponding reduction of stockholders’ equity of $7.9 million as of June 30, 2003. See Note-12 Stockholders’ Equity — for further information.
     The cumulative impact of the above restatements is a decrease in net income of $16.3 million and $26.5 million for the quarter and six months ended June 30, 2003, respectively. The $40.4 million cumulative decrease in stockholders’ equity as of June 30, 2003 includes the $26.5 million decrease in net income for the six months ended June 30, 2003, an $8.0 million decrease in net income due to restatements in calendar years 2001 and 2002, and the $7.9 million reduction due to receivables from sale of stock, partially offset by the $2.0 million increase in accumulated other comprehensive income. The above restatement adjustments did not have an impact on the net cash provided by/used in operating activities, investing activities or financing activities.
     The following table presents the selected balance sheet items as previously reported and restated as of June 30, 2003. See Note 2-Restatement of the Consolidated Statements of Operations and Stockholders’ Equity in Item 1 — Financial Statements of this Form 10-Q for further information on the restatement of the consolidated statement of operations for the quarter and six months ended June 30, 2003.

	As Previously	Reclassification	Restatement
	Reported	Adjustments	Adjustments	As Restated

Total Assets	$3,596,995	$(1,593)	$(33,764)	$3,561,638
Loans	2,686,632	—	(25,400)	2,661,232
Allowance for loan losses	(60,551)	—	(29,473)	(90,024)
Securities	567,900	—	3,277	571,177
Deposits	2,963,962	240	—	2,964,202
Borrowings	312,453	—	—	312,453
Total liabilities	3,331,934	(1,593)	6,664	3,337,005
Stockholders’ equity	265,061	—	(40,428)	224,633
Results of Operations
Overview
     CIB Marine’s net loss increased $0.5 million, or 3.3% from a net loss of $15.4 million in the second quarter of 2003 to a $15.9 million net loss in the second quarter of 2004. Of the $0.5 million increase in net loss, $1.9 million was attributable to continuing operations, offset by a $1.4 million decrease in loss from discontinued operations. Due to the underperformance of CIB Marine’s mortgage banking segment and its receivables factoring subsidiaries, CIB Marine’s management developed a plan to sell these businesses during the first quarter of 2004. Accordingly, the net income or loss of these two subsidiaries and CIB Construction (which was previously in discontinued operations) are included in loss from discontinued operations on the consolidated statements of operations for both 2004 and 2003.
     The $1.9 million increase in loss from continuing operations for the second quarter of 2004 compared to the second quarter of 2003 was driven by a $10.6 million decrease in net interest income, a $4.5 million increase in noninterest expense, and a $9.3 million increase in income taxes, largely offset by a $22.6 million reduction in the provision for credit losses, from $34.8 to $12.2 million for the quarters ended June 30, 2003 and 2004, respectively. The large provision for credit losses for the second quarter of 2003 was the result of the deterioration in the credit quality of CIB Marine’s loan portfolio noted during a comprehensive review of the adequacy of its allowance for loan loss. During the last half of 2003 and in 2004, CIB Marine focused on improving the quality of its loan portfolio and enhancing its lending, credit and management culture. Additional information about nonperforming loans is discussed in “Loans-Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest”. The problems associated with the credit portfolio noted in 2003 and the declining rate environment contributed to the $10.6 million decrease in net interest income during the second quarter of 2004 as compared to the same period in 2003. Due to the rate environment, charge-offs, increased loans on nonaccrual status, and lower loan originations resulting from management’s focus on improving the quality of its loan portfolio, the average balance outstanding and the overall average yield on loans both decreased during the second quarter of 2004 as compared to the same period in 2003. This contributed to a $15.6 million decrease in loan interest income for the second quarter of 2004 as compared to the second quarter of 2003. This decrease in loan interest income was partially offset by a $5.0 million decrease in interest expense.

     During the second quarter of 2004, CIB Marine recognized a $0.03 million tax expense on a $15.7 million loss from continuing operations while during the same period of 2003, CIB Marine recognized an $9.2 million tax benefit on a $23.1 million loss from continuing operations. Due to significant losses in 2004 and the expectation of additional losses in 2005, it was determined that it was not more likely than not that the benefit would be realized and accordingly, a tax benefit was not recorded in its entirety for the second quarter of 2004.
     Diluted loss per share increased $0.03, or 3.6%, from $0.84 for the second quarter of 2003 to $0.87 for the second quarter of 2004. The return on average assets was (2.15%) for the second quarter of 2004, as compared to (1.71%) for the second quarter of 2003. The return on average equity was (70.48%) for the second quarter of 2004, as compared to (25.05%) for the second quarter of 2003. The decline in the return on average equity in the second quarter of 2004 as compared to the same period in 2003 was primarily due to the decrease in the average equity which was driven by net losses incurred due mostly to the increase in provision for credit losses during the last half of 2003.
     CIB Marine’s net loss increased $6.7 million, or 32.2% from a net loss of $20.9 million for the six months ended June 30, 2003 to a net loss of $27.7 for the six months ended June 30, 2004. Of the $6.7 million increase in net loss, $3.5 million was attributable to continuing operations, and $3.3 million was from discontinued operations. The $3.5 million increase in loss from continuing operations was primarily due to a $19.1 million decrease in net interest income, a $9.9 million increase in noninterest expense and a $13.2 million decrease in income tax benefit, largely offset by a $39.5 million decrease in the provision for credit losses from $59.4 million for the six months ended June 30, 2003 to $19.9 million for the six months ended June 30, 2004.
     Diluted loss per share increased $0.38, or 33.3%, from ($1.14) for the six months ended June 30, 2003 to ($1.52) for the six months ended June 30, 2004. The return on average assets was (1.81%) for the six months ended June 30, 2004 compared to (1.18%) for the same period of 2003. The return on average equity was (57.07%) for the six months ended June 30, 2004 compared to (16.85%) for the same period of 2003.
     CIB Marine’s asset decline is largely attributable to the shift in its strategic focus from business development and asset growth to improving the company’s credit administration function, asset quality, and liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of its loan portfolio and other credit related matters identified by bank regulators during their regular examinations in 2002 and 2003. CIB Marine, however, continues to be committed to its banking relationships with small to medium-sized businesses and offering personalized service to banking customers. Excluding companies held for disposal, CIB Marine had 58 banking facilities and 693 full-time equivalent employees at June 30, 2004, as compared to 57 banking facilities and 772 full-time equivalent employees at December 31, 2003. The decrease in full-time equivalents at June 30, 2004 as compared to December 31, 2003 was due in part to an overall cost cutting program implemented by CIB in 2004 which included a reduction in workforce program and restrictions on hiring.
     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes. Amounts for the quarter and six months ended June 30, 2003 have been restated.
Selected Consolidated Financial Data

	At or For the Quarter Ended		At or For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$32,629	$48,157	$69,882	$97,077
Interest expense	16,946	21,902	36,144	44,276

Net interest income	15,683	26,255	33,738	52,801
Provision for credit losses	12,217	34,853	19,868	59,437

Net interest income (loss) after provision for credit losses	3,466	(8,598)	13,870	(6,636)
Noninterest income	1,590	1,828	3,214	4,107
Noninterest expense	20,781	16,296	42,343	32,467

Loss from continuing operations before income taxes	(15,725)	(23,066)	(25,259)	(34,996)
Income tax expense (benefit)	31	(9,225)	(1,001)	(14,200)

Net loss from continuing operations	(15,756)	(13,841)	(24,258)	(20,796)
Discontinued operations:
Pretax income (loss) from discontinued operations	(152)	(511)	(2,753)	2,201
Income tax expense (benefit)	(43)	1,009	649	2,327

	At or For the Quarter Ended		At or For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands, except share and per share data)
Net loss from discontinued operations	(109)	(1,520)	(3,402)	(126)

Net loss	$(15,865)	$(15,361)	$(27,660)	$(20,922)

Common Share Data
Basic loss per share:
Loss from continuing operations	$(0.86)	$(0.76)	$(1.33)	$(1.14)
Discontinued operations	(0.01)	(0.08)	(0.19)	0.00

Net loss	$(0.87)	$(0.84)	$(1.52)	$(1.14)

Diluted loss per share:
Loss from continuing operations	$(0.86)	$(0.76)	$(1.33)	$(1.14)
Discontinued operations	(0.01)	(0.08)	(0.19)	0.00

Net loss	$(0.87)	$(0.84)	$(1.52)	$(1.14)

Dividends	—	—	—	—
Book value per share	$4.50	$12.30	$4.50	$12.30
Weighted average shares outstanding-basic	18,259,831	18,314,607	18,259,831	18,313,713
Weighted average shares outstanding-diluted	18,259,831	18,314,607	18,259,831	18,313,713
Financial Condition Data
Total assets	$2,847,923	$3,561,638	$2,847,923	$3,561,638
Loans	1,877,280	2,661,232	1,877,280	2,661,232
Allowance for loan losses	(108,465)	(90,024)	(108,465)	(90,024)
Securities	690,086	571,177	690,086	571,177
Deposits	2,566,582	2,964,202	2,566,582	2,964,202
Borrowings, including junior subordinated debentures	157,128	312,453	157,128	312,453
Stockholders’ equity	76,874	224,633	76,874	224,633
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1) (8)	2.27%	3.27%	2.32%	3.32%
Net interest spread (2) (8)	2.02	2.95	2.07	3.00
Noninterest income to average assets (3) (8)	0.75	0.56	0.64	0.61
Noninterest expense to average assets (8)	3.43	2.03	3.42	2.04
Efficiency ratio (4) (8)	114.50	54.77	117.26	53.58
Return on average assets (5)	(2.15)	(1.71)	(1.81)	(1.18)
Return on average equity (6)	(70.48)	(25.05)	(57.07)	(16.85)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	10.63%	5.69%	10.63%	5.69%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	7.14	4.83	7.14	4.83
Allowance for loan losses to loans	5.78	3.38	5.78	3.38
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	54.36	59.45	54.36	59.45
Net charge-offs annualized to average loans	3.43	2.73	2.32	1.89
Capital ratios:
Total equity to total assets	2.70%	6.31%	2.70%	6.31%
Total risk-based capital ratio	7.68	10.79	7.68	10.79
Tier 1 risk-based capital ratio	4.79	9.54	4.79	9.54
Leverage capital ratio	3.49	8.53	3.49	8.53
Other data:
Number of employees (full-time equivalent)(7)	693	769	693	769
Number of banking facilities	58	57	58	57

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2003, the effective tax rate used to calculate the tax-equivalent basis was 35%. Beginning in 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004 no US federal or state loss carryback potential remains. Accordingly, the 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.33% for the quarter and 2.37% for the six months ended June 30, 2004, respectively.

(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Return on average assets is annualized net income divided by average total assets.

(6)	Return on average equity is annualized net income divided by average common equity.

(7)	Does not include employees (full-time equivalent) of companies held for disposal as follows:

	At June 30,
	2004	2003
MICR	35	31
Commercial Finance	14	14
MSI	112	112
Canron	4	681

	165	838

(8)	Ratio is calculated based on the total income/expense and average assets/liabilities for continuing and discontinued operations.
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

	Quarter Ended June 30, (1)
	2004			2003 (As Restated)
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$666,326	$3,582	2.15%	$492,794	$3,635	2.95%
Tax-exempt (2)	47,597	450	3.78	62,204	882	5.67

Total securities	713,923	4,032	2.26	554,998	4,517	3.26
Loans (3)(4):
Commercial	604,653	7,565	5.03	776,112	11,753	6.07
Commercial real estate	1,427,810	20,395	5.75	1,910,552	31,841	6.68
Consumer	40,217	556	5.56	53,394	858	6.45

Total loans	2,072,680	28,516	5.53	2,740,058	44,452	6.51
Federal funds sold	92,192	231	1.01	37,637	142	1.51
Loans held for sale	52,839	809	6.16	140,027	1,872	5.36

Total interest-earning assets	2,931,634	33,588	4.60	3,472,720	50,983	5.89
Noninterest-earning assets
Cash and due from banks	48,476			50,337
Premises and equipment	28,649			29,506
Allowance for loan losses	(111,790)			(83,158)
Receivables from sale of stock	(4,453)			(7,937)
Accrued interest receivable and other assets	73,997			144,147

Total noninterest-earning assets	34,879			132,895

Total assets	$2,966,513			$3,605,615

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$89,611	$251	1.13%	$67,807	$180	1.06%
Money market	362,438	1,233	1.37	410,373	1,829	1.79
Other savings deposits	212,121	715	1.36	240,910	1,197	1.99
Time deposits (5)	1,817,464	12,725	2.82	2,044,393	16,987	3.33

Total interest-bearing deposits	2,481,634	14,924	2.42	2,763,483	20,193	2.93
Borrowings — short-term	67,350	500	2.99	231,723	915	1.58
Borrowings — long-term (5)	40,040	200	2.01	47,113	294	2.50
Junior subordinated debentures/ guaranteed trust preferred securities	61,857	1,401	9.06	60,000	1,303	8.69

Total borrowed funds	169,247	2,101	4.97	338,836	2,512	2.97

Total interest-bearing liabilities	2,650,881	17,025	2.58	3,102,319	22,705	2.94
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	193,711			206,133
Accrued interest and other liabilities	31,386			51,232

Total noninterest-bearing liabilities	225,097			257,365

Total liabilities	2,875,978			3,359,684
Stockholders’ equity	90,535			245,931

Total liabilities and stockholders’ equity	$2,966,513			$3,605,615

Net interest income and interest rate spread (2)(6)		$16,563	2.02%		$28,278	2.95%

Net interest-earning assets	$280,753			$370,401

Net interest margin (2)(7)			2.27%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11%			1.12%

(1)	Includes interest earned/paid and average balances of interest-earning assets and interest-bearing liabilities of discontinued operations, except for MICR and CIB Construction, for yield reporting purposes.

(2)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004 no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.33%.

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $0.7 million and $1.9 million for the quarters ended June 30, 2004 and 2003, respectively.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

	Six Months Ended June 30, (1)
	2004			2003 (As Restated)
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$649,468	$7,387	2.27%	$472,495	$7,271	3.08%
Tax-exempt (2)	48,929	915	3.74	61,637	1,772	5.75

Total securities	698,397	8,302	2.38	534,132	9,043	3.39
Loans (3)(4):
Commercial	641,983	16,704	5.23	781,441	24,226	6.25
Commercial real estate	1,501,201	43,817	5.87	1,907,724	63,658	6.73
Consumer	42,960	1,212	5.67	55,259	1,771	6.46

Total loans	2,186,144	61,733	5.68	2,744,424	89,655	6.59
Federal funds sold	96,302	486	1.01	33,693	272	1.63
Loans held for sale	38,200	1,122	5.91	136,491	3,659	5.41

Total interest-earning assets	3,019,043	71,643	4.77	3,448,740	102,629	6.00
Noninterest-earning assets
Cash and due from banks	49,858			48,694
Premises and equipment	28,994			28,883
Allowance for loan losses	(111,358)			(71,887)
Receivables from the sale of stock	(4,826)			(7,937)
Accrued interest receivable and other assets	88,202			142,203

Total noninterest-earning assets	50,870			139,956

Total assets	$3,069,913			$3,588,696

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$87,082	$472	1.09%	$65,374	$341	1.05%
Money market	387,748	2,675	1.39	400,094	3,591	1.81
Other savings deposits	224,397	1,553	1.39	228,372	2,285	2.02
Time deposits (5)	1,863,606	27,292	2.95	2,030,201	34,332	3.41

Total interest-bearing deposits	2,562,833	31,992	2.51	2,724,041	40,549	3.00
Borrowings — short-term	75,521	1,598	4.26	251,552	2,052	1.64
Borrowings — long-term (5)	42,980	484	2.26	47,100	588	2.52
Junior subordinated debentures/ guaranteed trust preferred securities	61,857	2,765	8.94	60,000	2,623	8.74

Total borrowed funds	180,358	4,847	5.39	358,652	5,263	2.95

Total interest-bearing liabilities	2,743,191	36,839	2.70	3,082,693	45,812	3.00
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	198,096			200,166
Accrued interest and other liabilities	31,153			55,463

Total noninterest-bearing liabilities	229,249			255,629

Total liabilities	2,972,440			3,338,322
Stockholders’ equity	97,473			250,374

Total liabilities and stockholders’ equity	$3,069,913			$3,588,696

Net interest income and interest rate spread (2)(6)		$34,804	2.07%		$56,817	3.00%

Net interest-earning assets	$275,852			$366,047

Net interest margin (2)(7)			2.32%			3.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10%			1.12%

(1)	Includes interest earned/paid and average balances of interest-earning assets and interest-bearing liabilities of discontinued operations, except for MICR and CIB Construction, for yield reporting purposes.

(2)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004 no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.37%.

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $1.9 million and $5.1 million for the six months ended June 30, 2004 and 2003, respectively.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Reconciliation of Net Interest Income – Net of Discontinued Operations

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands)
Interest income reported in margin table(1)	$33,588	$50,983	$71,643	$102,629
Taxable equivalent adjustment – tax-exempt securities	N/A	(309)	N/A	(620)
Taxable equivalent adjustment – tax-exempt loans	N/A	(169)	N/A	(340)
Interest income included in discontinued operations	(959)	(2,348)	(1,761)	(4,592)

Interest income as reported in consolidated statement of operations	32,629	48,157	69,882	97,077

Interest expense reported in margin table	$17,025	$22,705	$36,839	$45,812
Interest expense included in discontinued operations	(79)	(803)	(695)	(1,536)

Interest expense as reported in consolidated statement of operations	16,946	21,902	36,144	44,276

Net interest income reported in margin table(1)	$16,563	$28,278	$34,804	$56,817
Tax equivalent adjustment	N/A	(478)	N/A	(960)
Net discontinued operations	(880)	(1,545)	(1,066)	(3,056)

Net interest income, net of adjustments reported in consolidated statement of operations	$15,683	$26,255	$33,738	$52,801

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.
     Net interest income decreased $11.7 million, or 41.4%, from $28.3 million for the second quarter of 2003, on a tax-equivalent basis, to $16.6 million for the second quarter of 2004. Net interest income decreased $22.0 million, or 38.7%, from $56.8 million for the six months ended June 30, 2003, on a tax-equivalent basis, to $34.8 million for the six months ended June 30, 2004. The decrease in net interest income was driven by both a decrease in the average earnings assets and a decline in the average yield on these assets. CIB Marine’s average earning assets decreased by $541.1 million and $429.7 million and the average yield on these assets decreased 129 basis points and 123 basis points, respectively, for the quarter and six months ended June 30, 2004 as compared to June 30, 2003. The principal source of this decrease occurred in CIB Marine’s commercial and commercial real estate loans as CIB Marine shifted its strategic focus from business development and asset growth to improving the company’s credit administration function, asset quality and liquidity and capital positions. The decline in loan interest income for the quarter and six months ended June 30, 2004 was partially offset by a decrease in the volume and average yield on interest-bearing liabilities, mainly time deposits, for the same periods.
     CIB Marine’s net interest rate spread was 2.95% and 2.02% for the second quarter of 2003 and 2004, respectively. The net interest spread decreased 93 basis points from 3.00% for the six months ended June 30, 2003 to 2.07% for the six months ended June 30, 2004. The net interest margin decreased 100 basis points from 3.27% for the second quarter of 2003 to 2.27% for the second quarter of 2004 and decreased 100 basis points from 3.32% for the six months ended June 30, 2003 to 2.32% for the six months ended June 30, 2004. These declines were the result of the reduction in loans as a percentage of total earning assets, high levels of nonaccrual loans and holding short-term liquid assets in a steep yield curve environment. To reduce liquidity risk, management increased the percentage of short-term liquid assets to total assets. Short-term liquid assets include cash and due from banks, federal funds, reverse repurchase agreements and investment securities.
     Total interest income decreased $17.4 million, or 34.1%, from $51.0 million for the second quarter of 2003, on a tax-equivalent basis, to $33.6 million for the second quarter of 2004. The decrease was driven by a 15.6% decrease in average interest-earning assets combined with a 129 basis point decrease in the average yield on these assets. Interest income on loans accounted for $15.9 million, or 91.6% of the decrease. The decrease in the interest income on loans was due to lower average loan balances resulting from the shift in strategic focus and a 98 basis point decline in the average loan yield due to the increase in nonaccrual loans, the declining rate environment and the prepayment of higher coupon fixed rate loans. Interest income on securities declined $0.5 million. The decrease was primarily due to a 100 basis point decline in the overall average yield in a declining rate environment, partially offset by an increase in the average security balance as a result of CIB Marine’s liquidity risk management. Interest income on loans held for sale decreased by $1.1 million, or 56.8%, due to lower average balances.
     For the six-month period, total interest income decreased $31.0 million, or 30.2%, from $102.6 million for the six months ended June 30, 2003, on a tax-equivalent basis, to $71.6 million in 2004. The decrease was primarily the result of a 12.5% decrease in average interest-earning assets and a 123 basis point decrease in the yield on interest-earning assets. Interest income on loans decreased by $27.9 million, or 31.1%, due to lower average loan balances and a 91 basis point decline in the loan yield. Interest income on securities declined 8.2% due to lower yields partially offset by higher average investment balances. Interest income on loans held for sale decreased by $2.5 million, or 69.3%, due primarily to lower average balances.
     Total interest expense decreased $5.7 million, or 25.0%, from $22.7 million in the second quarter of 2003 to $17.0 million in the second quarter of 2004. The decline resulted from a $5.3 million decrease in interest expense on deposits driven by a lower overall average balance and rate on these funds during the second quarter of 2004 as compared to the same period in 2003. The average rate on time deposits, which are the largest source of funding for CIB Marine, decreased 51 basis points during the second quarter of 2004 as compared to the first quarter of 2003, while the average rate on other savings deposits and money market deposits declined 63 and 42 basis points, respectively, during the same period. The overall decrease in the average rate of deposits was due to the economic rate environment combined with CIB Marine’s strategy to reduce its funding needs on a targeted basis. With the reduction in its lending portfolio, as discussed in the Financial Condition-Overview section, CIB Marine implemented a strategy by offering lower competitive yields on higher cost time deposits and money market accounts to take advantage of declining rates. This strategy resulted in the $5.3 million decrease in interest expense on deposits. Interest expense on short-term borrowings during the second quarter of 2004 decreased $0.4 million as compared to the second quarter of 2003. The decrease was driven by the decline in the average balance outstanding on short-term borrowings, partially offset by a higher overall average rate paid on these borrowings. The higher average rate was due to CIB Marine’s assumption of a borrower’s financial obligation relating to a first lien on property acquired by CIB Marine through a Deed in Lieu of Foreclosure in the fourth quarter of 2003. See the foreclosed asset section in Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest for further information on the assumed financial obligation.
     For the six-month period ended June 30, 2004, total interest expense decreased $9.0 million, or 19.6%, from $45.8 million for the six months ended June 30, 2003 to $36.8 million in 2004. This reduction was primarily the result of the decrease in the average balance of interest-bearing liabilities of $339.5 million and a 30 basis point decline in the rate paid. Interest expense on deposits decreased by 21.1% due to lower interest rates paid and decreased average deposit balances. The average balance on interest-bearing deposits decreased $161.2 million and the yield decreased 49 basis points.
     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:

	Quarter Ended June 30, 2004 Compared to				Six Months Ended June 30, 2004 Compared to
	Quarter Ended June 30, 2003 (as restated) (2)				Six Months Ended June 30, 2003 (as restated) (2)
				%				%
	Volume	Rate	Total	Change	Volume	Rate	Total	Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$1,084	$(1,137)	$(53)	(1.46)%	$2,304	$(2,188)	$116	1.60%
Securities — tax-exempt(1)	(178)	(254)	(432)	(48.98)	(319)	(538)	(857)	(48.36)

Total securities	906	(1,391)	(485)	(10.74)	1,985	(2,726)	(741)	(8.19)
Commercial	(2,358)	(1,830)	(4,188)	(35.63)	(3,930)	(3,592)	(7,522)	(31.05)
Commercial real estate	(7,354)	(4,092)	(11,446)	(35.95)	(12,406)	(7,435)	(19,841)	(31.17)
Consumer	(194)	(108)	(302)	(35.20)	(362)	(197)	(559)	(31.56)

Total loans (including fees)	(9,906)	(6,030)	(15,936)	(35.85)	(16,698)	(11,224)	(27,922)	(31.14)
Federal funds sold	149	(60)	89	62.68	348	(134)	214	78.68
Loans held for sale	(1,307)	244	(1,063)	(56.78)	(2,848)	311	(2,537)	(69.34)

Total interest income (1)	(10,158)	(7,237)	(17,395)	(34.12)	(17,213)	(13,773)	(30,986)	(30.19)
Interest Expense

	Quarter Ended June 30, 2004 Compared to				Six Months Ended June 30, 2004 Compared to
	Quarter Ended June 30, 2003 (as restated) (2)				Six Months Ended June 30, 2003 (as restated) (2)
				%				%
	Volume	Rate	Total	Change	Volume	Rate	Total	Change
	(Dollars in thousands)
Interest-bearing demand deposits	60	11	71	39.44	119	12	131	38.42
Money market	(198)	(398)	(596)	(32.59)	(107)	(809)	(916)	(25.51)
Other savings deposits	(131)	(351)	(482)	(40.27)	(39)	(693)	(732)	(32.04)
Time deposits	(1,779)	(2,483)	(4,262)	(25.09)	(2,644)	(4,396)	(7,040)	(20.51)

Total deposits	(2,048)	(3,221)	(5,269)	(26.09)	(2,671)	(5,886)	(8,557)	(21.10)
Borrowings — short-term	(905)	490	(415)	(45.36)	(2,132)	1,678	(454)	(22.12)
Borrowings — long-term	(40)	(54)	(94)	(31.97)	(49)	(55)	(104)	(17.69)
Junior subordinated debentures/guaranteed trust preferred securities	41	57	98	7.52	82	60	142	5.41

Total borrowed funds	(904)	493	(411)	(16.36)	(2,099)	1,683	(416)	(7.90)

Total interest expense	(2,952)	(2,728)	(5,680)	(25.02)	(4,770)	(4,203)	(8,973)	(19.59)

Net interest income (1)	$(7,206)	$(4,509)	$(11,715)	(41.43)%	$(12,443)	$(9,570)	$(22,013)	(38.74)%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $12.2 million in the second quarter of 2004, as compared to $34.9 million in the same period of 2003. For the six-month period ended June 30, 2004, the provision for credit losses was $19.9 million, as compared to $59.4 million for the same period of 2003. The decrease in the provision for the second quarter and six months ended June 30, 2004 as compared to the same periods in 2003 was due to a decline in the amount of loans outstanding at June 30, 2004 as compared to June 30, 2003 and a higher provision in the first and second quarters of 2003 resulting from credit risk associated with certain borrowing relationships and certain risks associated with the growth of the loan portfolio.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands)
Loan fees	$368	$433	$795	$1,269
Deposit service charges	793	852	1,594	1,785
Other service fees	74	78	150	152
Other income	355	465	675	901

	$1,590	$1,828	$3,214	$4,107

     Noninterest income decreased $0.2 million, or 13.0%, from $1.8 million for the second quarter of 2003 to $1.6 million for the second quarter of 2004 and $0.9 million, or 21.7%, from $4.1 million for the six months ended June 30, 2003 to $3.2 million for the six months ended June 30, 2004. These decreases were primarily due to a decline in loan fees and deposit service charges.
     Loan fees declined $0.1 million during the second quarter of 2004 as compared to the second quarter of 2003 and $0.5 million for the six months ended June 30, 2003 as compared to the same period in 2004. The decrease was primarily the result of lower loan originations as CIB Marine focused its resources from that of growth to improving the quality of its credit portfolio.
     Deposit service charges decreased $0.1 million during the second quarter of 2004 as compared to the same period in 2003 and $0.2 million, or 10.7%, from $1.8 million for the six months ended June 30, 2003 to $1.6 million for the six months ended June 30, 2004. The decrease in amount of deposit accounts was the primary factor.
Noninterest Expense

     The following table presents the significant components of noninterest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands)
Compensation and employee benefits	$9,571	$9,780	$19,840	$19,895
Equipment	1,273	1,244	2,605	2,423
Occupancy and premises	1,297	1,250	2,676	2,492
Professional services	2,202	798	3,169	1,475
Goodwill impairment loss	—	—	1,921	—
Net write downs and losses (gains) on assets	1,705	(46)	2,511	83

Other expense:
Payroll and other processing charges	38	37	84	90
Correspondent bank charges	146	158	277	274
Advertising/marketing	198	299	503	543
Amortization of intangibles assets	74	93	155	185
Communications	397	502	839	1,010
Supplies and printing	132	187	290	337
Shipping and handling	278	232	571	494
Collection expense	859	434	1,504	866
FDIC and state assessment	1,407	219	2,815	422
Recording and filing fees	80	77	106	135
Foreclosed property	392	260	891	304
Other expense	732	772	1,586	1,439

Total other expense	$4,733	$3,270	$9,621	$6,099

Total Noninterest Expense	$20,781	$16,296	$42,343	$32,467

     Total noninterest expense increased $4.5 million, or 27.5%, from $16.3 million for the second quarter of 2003 to $20.8 million for the second quarter of 2004. The increase was primarily due to $1.8 million in additional write downs and losses on assets, mainly foreclosed properties, a $1.4 million increase in professional services, and a $1.2 million increase in regulatory assessments.
     Compensation and employee benefits expense is the largest component of noninterest expense and represented 46.1% of total noninterest expense for the second quarter of 2004 compared to 60.0% for the second quarter of 2003. While compensation and employee benefits did decrease $0.2 million, the primary reason for the decrease in the ratio is due to the large increase in total noninterest expense resulting from increases in write downs and losses on assets, professional services and regulatory assessments.
     Net write downs and losses on assets for the second quarter of 2004 was $1.7 million as compared to a net gain of $0.1 million for the second quarter of 2003. The majority of such losses in the second quarter of 2004 related to a net $1.4 million loss on foreclosed properties compared to a $0.1 million gain for the quarter ended June 30, 2003. Two foreclosed properties accounted for $1.1 million, or 78.6% of the loss on foreclosed properties recognized in the second quarter of 2004. CIB Marine recognized a $0.6 million loss on the sale of a parking garage located in Illinois and also recognized a $0.5 million impairment loss on a commercial real estate property in Illinois. See the foreclosed property discussion in the “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest” section of this Form 10-Q. During the second quarter of 2004, CIB Marine also recognized a $0.3 million impairment loss on its investment in shares of common stock of a closely held information company. See the Note 8- Other Assets in Item I-Financial Statements of this Form 10-Q for further information.
     Professional services expense increased $1.4 million from $0.8 million to $2.2 million for the quarters ended June 30, 2003 and 2004, respectively. In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate credit and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of developments. During the second quarter of 2004, $0.5 million of legal fees relating to the independent investigation were incurred. In early 2004 the Board of Directors also engaged a consulting firm to investigate various strategic alternatives to strengthen the capital position of the company. Professional services costs related to this process were approximately $0.4 million for the second quarter of 2004.
     Total other noninterest expense increased $1.5 million during the second quarter of 2004 as compared to the second quarter of 2003 mainly due to increased regulatory assessments. During the second quarter of 2004, FDIC and state assessment expense increased $1.2 million from $0.2 million for the second quarter of 2003 to $1.4 million for the second quarter of 2004. The increase was driven by higher FDIC insurance premiums which are assessed based on the risk each financial institution poses to the FDIC insurance funds as measured by the capital category and supervisory category assigned to each institution. During 2004, certain of CIB Marine’s subsidiary banks were assigned a higher risk assessment classification than in 2003, resulting in a higher assessment rate imposed by the FDIC. The change in risk classification was due to credit issues noted at certain of these banks as noted in the overview discussion.
     Total noninterest expense increased $9.9 million, or 30.4%, from $32.5 million for the six months ended June 30, 2003 to $42.3 million for the six months ended June 30, 2004. The increase was primarily due to a goodwill impairment loss, increased professional services, additional write downs and losses on assets, increased regulatory assessments and increased foreclosed property expenses.
     An impairment loss of $1.9 million on MICR’s goodwill was recorded during the six months ended June 30, 2004.
     Professional services for the six months ended June 30, 2004 increased $1.7 million as compared to the same period in 2003. In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate credit and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of developments. During the six months ended June 30, 2004, $0.5 million of legal fees relating to this independent investigation were incurred. In early 2004 the Board of Directors also engaged a consulting firm to investigate various strategic alternatives to strengthen the capital position of the company. Professional services costs related to this process were approximately $0.4 million for the six months ended June 30, 2004.
     Net write downs and losses on assets for the six months ended June 30, 2004 was $2.5 million as compared to $0.1 million for the same period in 2003. The majority of such losses for the first six months of 2004 related to a net $1.9 million net loss on foreclosed properties compared to a $0.1 million gain for the six months ended June 30, 2003 and a $0.6 million loss recognized on the sale and impairment of certain equity investments. Four foreclosed properties accounted for the majority of the loss on foreclosed properties recognized in the first half of 2004. Three of the properties were acquired by CIB — Chicago during the last quarter of 2003, and one property, a commercial real estate property in Illinois, was acquired by another subsidiary bank in 2002. CIB - Chicago recognized a $0.4 million loss on a condominium development project, a $0.3 million impairment loss on a commercial office building acquired through a deed in lieu of foreclosure, and a $0.6 million loss on the sale of a parking garage located in Illinois. In the second quarter of 2004, CIB — Chicago transferred its interest in the commercial office building acquired through a deed in lieu of foreclosure to the first lien holder in exchange for the satisfaction of the second mortgage note payable. During the first six months of 2004, CIB Marine also recognized a $0.5 million impairment loss on a commercial real estate property located in Illinois. See the foreclosed property discussion in the “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest” section of this Form 10-Q.
     Total other noninterest expense increased $3.5 million during the first half of 2004 as compared to the first half of 2003. The increase was driven by a $0.6 million increase in collection expense due to previously discussed credit issues, a $2.4 million increase in regulatory assessments and a $0.6 million increase in foreclosed property expenses.
     FDIC and state assessment expenses increased $2.4 million during the first half of 2004 as compared to the same period in 2003. The increase was driven by certain of CIB Marine’s subsidiary banks being assigned a higher risk assessment classification by the FDIC during the first half of 2004 than in 2003. The change in risk classification was due to credit issues at certain of these banks as previously noted in the “Overview” discussion.
     Foreclosed property expenses increased from $0.3 million for the first half of 2003 to $0.9 million during the first half of 2004. The $0.6 million increase in foreclosed property expenses was mainly due to insurance, taxes and maintenance expenses on several large properties acquired during the fourth quarter of 2003.
Income Taxes
     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates of continuing operations for the six months ended June 30, 2004 and 2003 were (4.0%) and (40.6%), respectively. The 2004 change in the effective tax rate was primarily due to a provision for a valuation allowance for deferred tax assets. Due to the significant losses in 2003 and 2004 and the expected losses in 2005, CIB Marine determined that it was not more likely than not that the net deferred tax assets would be realized in their entirety.
     Financial Condition
Overview
     CIB Marine’s total assets decreased $338.3 million, or 10.6%, from $3.2 billion at December 31, 2003 to $2.8 billion at June 30, 2004. The reduction in total assets was primarily due to CIB Marine’s shift in its strategic focus from business development to improving its credit culture, asset quality, liquidity and capital position in response to a significant deterioration in the credit quality of its loan portfolio identified by regulators. The largest decrease was in net loans which declined by $481.4 million from $2.3 billion at December 31, 2003 to $1.8 billion at June 30, 2004. Foreclosed properties also decreased $37.0 million mainly due to the transfer of one acquired property, which had a carrying value of $25.2 million at December 31, 2003, to the first lienholder and the sale of a second property, which had a carrying value of $8.8 million at December 31, 2003. Cash, federal funds sold and securities available for sale increased by $131.9 million and $52.7 million, respectively.
Federal Funds Sold
     Federal Funds sold increased $99.4 million from $59.6 million at December 31, 2003 to $159.1 million at June 30, 2004. The increase was primarily due to CIB Marine’s decision to increase the liquidity of its assets during 2004 and minimize its liquidity risk. As noted in the overview discussion, CIB Marine’s credit portfolio declined during the same period. While deposits which are the main funding source for the credit portfolio also decreased, they decreased at a slower rate than the loan portfolio. Excess funds were invested in more liquid assets to ensure CIB Marine could address any potential liquidity issues brought on as a result of the noted deterioration in the credit portfolio.
Loans Held for Sale
     Loans held for sale were $16.7 million at December 31, 2003 and were comprised primarily of residential first mortgage loans as compared to $5.0 million at June 30, 2004 comprised of commercial loans. The $16.7 million decrease in residential mortgage loans held for sale was due to the transfer of loans held for sale by CIB Marine’s mortgage banking segment to assets of companies held for disposal. The $5.0 million of commercial loans in loans held for sale at June 30, 2004 was due to the transfer of commercial loans held by CIB Marine’s mezzanine lending company, CIB Marine Capital, as part of the restructuring of its loan portfolio.
Securities
     Total securities available for sale at June 30, 2004, were $690.1 million, an increase of $52.7 million, or 8.3%, from $637.4 million at December 31, 2003. The ratio of total securities to total assets was 24.2% at June 30, 2004, as compared to 20.0% at December 31, 2003. The increase in the securities portfolio was due primarily to CIB Marine’s strategy to increase the ratio of liquid assets to total assets.
     At June 30, 2004, the net unrealized loss on available for sale securities was $2.9 million, compared to a net unrealized gain of $2.2 million at December 31, 2003.
Loans
     Loans, net of the allowance for loan losses, were $1.8 billion at June 30, 2004, a decrease of $481.4 million, or 21.4%, from December 31, 2003, and represented 62.1% of CIB Marine’s total assets at June 30, 2004, and 70.6% at December 31, 2003. The majority of the decrease was in commercial loans, commercial mortgages and commercial construction loans which declined $168.1 million, $166.4 million and $103.0 million, respectively. The decline in these categories was mainly due to CIB Marine’s shift in focus from business development to improving the asset quality of the credit portfolio and reducing risk intensive assets as part of the capital restoration plan. This resulted in attrition of the portfolio as loan reductions exceeded new loan originations and renewals in these categories. Approximately $11.5 million of the decrease is due to loans held by CIB Commercial Finance which was sold in the second quarter of 2004.

Credit Concentrations
     At June 30, 2004, CIB Marine had thirty-four secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity as compared to fifteen at December 31, 2003. The increase in the number of concentrations is largely due to a significant decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. The threshold at December 31, 2003 was $27.1 million as compared to $19.2 million at June 30, 2004. The total outstanding commitments at June 30, 2004, including lines of credit not fully drawn on these relationships, ranged from 25% to 93% of equity and from 1% to 4% of total loans. The principal drawn and outstanding on these relationships ranged from $19.6 million to $70.4 million and the aggregate balance outstanding on these thirty-four relationships was $869.7 million. Eight of these relationships included loans that were on nonaccrual status, greater than 90 days past due and/or impaired. The outstanding balance of the nonaccrual and/or impaired loans within these eight relationships at June 30, 2004 was $113.0 million and the specific allowance for loss provided on these loans was $40.9 million. See further discussion of these loans under “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing”.
     At June 30, 2004, CIB Marine also had credit relationships, including those in assets held for sale, within ten industries or industry groups that exceeded 25% of its stockholders’ equity.

	June 30, 2004			December 31, 2003
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$476.0	25%	619%	$527.3	22%	486%
Residential Real Estate Developers	392.4	21	510	465.7	20	429
Motel and Hotel	188.7	10	245	217.1	9	200
Manufacturing	137.6	7	179	184.8	8	170
Nursing/Convalescent Home	133.8	7	174	133.2	6	123
Health Care Facility	101.8	5	132	120.6	5	111
Retail Trade	80.5	4	105	100.6	4	93
Finance and Insurance	48.3	3	63	58.2	2	54
Administrative, Support, Waste Management and Remediation Services	46.0	2	60	46.0	2	42
Arts, Entertainment and Recreation	36.8	2	48	40.1	2	37
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At June 30, 2004 the allowance for loan losses was $108.5 million, or 5.8% of total loans, compared to $109.9 million, or 4.7% of total loans at December 31, 2003 and $90.0, million or 3.4% of total loans at June 30, 2003. The decrease in the allowance was primarily due to a decrease in the amount of loans outstanding at June 30, 2004 as compared to December 31, 2003. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the second quarter of 2004 were $18.3 million, while recoveries were $0.6 million, as compared to $19.4 million and $0.7 million, respectively, for the same period of 2003. Total charge-offs for the six months ended June 30, 2004 and 2003 were $26.2 million and $26.9 million, respectively, while total recoveries were $1.0 million and $1.2 million, respectively. The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 54.4% at June 30, 2004 compared to 70.7% at December 31, 2003 and 59.4% at June 30, 2003. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance or may downgrade loan ratings, which may result in additional provisions to the allowance, based upon their judgments about information available to them at the time of their examination.

     The following table summarizes changes in the allowance for loan losses:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands)
Balance at beginning of period	$115,397	$82,096	$109,872	$65,122
Loans charged-off
Commercial	(17,466)	(7,984)	(25,300)	(13,369)
Factored receivables	—	(39)	—	(95)
Commercial real estate	(795)	(9,975)	(890)	(12,130)
Commercial real estate construction	—	(1,286)	—	(1,286)
Residential real estate	—	(5)	—	(6)
Consumer	(4)	(5)	(39)	(17)

Total loans charged-off	(18,265)	(19,294)	(26,229)	(26,903)
Recoveries of loans charged-off
Commercial	179	685	395	1,097
Factored receivables	—	1	—	1
Commercial real estate	403	14	496	23
Commercial real estate construction	—	—	113	—
Residential real estate	—	3	—	3
Consumer	7	9	20	31

Total loan recoveries	589	712	1,024	1,155

Net loans charged-off	(17,676)	(18,582)	(25,205)	(25,748)
Transfer to allowance for loans loss for unfunded standby letters of credit for funded standby letters of credit	—	—	5,000	—
Allowance sold (1)	(712)	—	(712)	—
Provision for loan losses:
Continuing operations (2)	11,492	26,453	19,143	50,537
Discontinued operations	54	57	457	113

	11,546	26,510	19,600	50,650

Balance at end of period	108,555	90,024	108,555	90,024
Allowance for loan loss included in assets of companies held for disposal	(90)	—	(90)	—

Ending balance	$108,465	$90,024	$108,465	$90,024

Total loans	$1,877,280	$2,661,232	$1,877,280	$2,661,232
Average total loans	$2,072,680	$2,740,058	$2,186,144	$2,744,424
Ratios
Allowance for loan losses to total loans	5.78%	3.38%	5.78%	3.38%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	54.36	59.45	54.36	59.45
Net charge-offs annualized to average total loans:
Commercial	11.50	3.82	7.80	3.19
Commercial real estate	0.11	2.36	0.04	1.42
Consumer	(0.03)	(0.02)	0.09	(0.04)
Total loans	3.43	2.73	2.32	1.89
Ratio of recoveries to loans charged-off	3.22	3.68	3.90	4.29

(1)	Commercial Finance loan loss allowance. Commercial Finance was sold in the second quarter of 2004.

(2)	The provision for credit losses from continuing operations on the consolidated statements of operations consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
	(Dollars in thousands)
Provision for loan losses-continuing operations	$11,492	$26,453	$19,143	$50,537
Provision for losses on unfunded loan commitments and standby letters of credit-continuing operations	725	8,400	725	8,900

Total provision for credit losses-continuing operations	$12,217	$34,853	$19,868	$59,437

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
			(as restated)
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$72,017	$58,161	$35,149
Factored receivables	—	—	—
Commercial real estate	97,530	77,960	49,508
Commercial real estate construction	12,480	13,310	54,865
Residential real estate	2,176	2,622	1,527
Home equity	680	—	—
Consumer	1	11	32

Total nonaccrual loans	184,884	152,064	141,081
Foreclosed properties	3,690	40,715	20,548
Restructured loans	1,566	2,946	3,019

	190,140	195,725	164,648
Nonperforming assets included in assets of companies held for disposal Held for sale	(680)	—	—

Total nonperforming assets	$189,460	$195,725	$164,648

Loans 90 Days or More Past Due and Still Accruing
Commercial	$7,372	$—	$1,280
Factored receivables	—	—	—
Commercial real estate	1,832	352	5,692
Commercial real estate construction	3,885	—	114
Residential real estate	—	—	177
Home equity	—	—	52
Consumer	—	7	6

Total loans 90 days or more past due and still accruing	$13,089	$359	$7,321

Allowance for loan losses	$108,465	$109,872	$90,024
Total loans	$1,877,280	$2,360,041	$2,661,232
Ratios
Nonaccrual loans to total loans	9.85%	6.44%	5.30%
Foreclosed properties to total assets	0.13	1.28	0.58
Nonperforming assets to total assets	6.68	6.14	4.62
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	10.63	6.58	5.69
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	7.14	6.15	4.83

     Total nonaccrual loans were $184.9 million at June 30, 2004, an increase of $32.8 million, or 21.6%, from $152.1 million at December 31, 2003. The ratio of nonaccrual loans to total loans was 9.9% at June 30, 2004, compared to 6.4% at December 31, 2003.
     As of June 30, 2004, $149.5 million, or 80.9%, of total nonaccrual loans consisted of the following seventeen lending relationships:

•	Commercial and commercial real estate loans in the total amount of $18.0 million secured by business assets and first mortgages on two industrial properties. At June 30, 2004 there were specific reserves of $8.8 million allocated to these loans.

•	Commercial real estate loan totaling $17.6 million secured by a first mortgage on commercial property and cash flows of business assets. As of June 30, 2004, specific reserves of $5.6 million were allocated to these loans.

•	Commercial loans totaling $16.9 million to related borrowers secured by a first lien on business assets and other intellectual property. Specific reserves in the amount of $9.6 million were allocated as of June 30, 2004.

•	Commercial real estate and construction loans totaling $15.8 million to related borrowers for condominium development projects in Chicago. Specific reserves as of June 30, 2004 totaled $3.1 million. During the second quarter of 2004, CIB Marine funded and charged-off a $5.0 million letter of credit on commercial retail space associated with one project within this borrowing relationship.

•	Commercial loans and commercial real estate loans to related borrowers totaling $13.2 million and secured by a mortgage and lien on business assets. As of June 30, 2004, specific reserves allocated to this relationship totaled $5.2 million.

•	Commercial real estate loans totaling $10.8 million to related borrowers secured by first mortgages on a housing project and the adjacent land. Specific reserves allocated to this relationship totaled $3.6 million as of June 30, 2004.

•	Commercial real estate loans totaling $10.3 million to related borrowers secured by stock of a closely held company and a first mortgage on multi-family zoned, undeveloped land. During the first half of 2004, CIB Marine charged-off $0.6 million of loans within this borrowing relationship and at June 30, 2004 had specific reserves of $3.4 million allocated to these loans.

•	Commercial and commercial real estate loans totaling $8.1 million to a borrower secured by all business assets and first mortgages on three commercial real estate properties. A specific reserve in the amount of $3.5 million was allocated to the loans as of June 30, 2004.

•	Commercial loan to a borrower in the amount of $6.8 million and secured by a second mortgage and assignment of rents on a commercial property. As of June 30, 2004, specific reserves allocated to this relationship totaled $2.0 million.

•	Commercial and commercial real estate loans in the total amount of $5.9 million to related borrowers secured by business assets and a first mortgage on a hotel. As of June 30, 2004, the amount of specific reserves relating to loans within this relationship was $0.3 million.

•	Commercial real estate loans to related borrowers in the amount of $4.5 million secured a first mortgage on two commercial properties. As of June 30, 2004, specific reserves of $1.0 million were allocated to these loans.

•	Commercial real estate construction loans totaling $3.9 million to a borrower secured by a first mortgage on a condominium development project. As of June 30, 2004, specific reserves of $0.08 million were allocated to these loans.

•	Commercial real estate loans in the amount of $3.6 million to a borrower secured by first mortgages on commercial properties. As of June 30, 2004, specific reserves of $1.5 million were allocated to these loans.

•	Commercial real estate construction loans in the amount of $3.1 million to a borrower secured by stock of a closely held company stock. As of June 30, 2004, specific reserves in the amount of $2.0 million were allocated to this relationship.

•	Commercial loans in the amount of $3.1 million to a borrower secured by accounts receivable. Specific reserves in the amount of $1.0 million were allocated to this relationship as of June 30, 2004.

•	Commercial loan in the amount of $2.7 million to a borrower secured by a second mortgage on a condominium and the assignment of rental receipts. Specific reserves in the amount of $0.1 million were allocated to this relationship as of June 30, 2004.

•	Commercial loan in the amount of $2.7 million to a borrower secured by a first mortgage on a condominium and two second mortgages on two commercial properties. As of June 30, 2004, specific reserves in the amount of $0.8 million were allocated to this relationship.

•	Commercial and commercial real estate loans in the amount of $2.5 million to a borrower secured by a first lien on business assets and mortgages on nonresidential properties. As of June 30, 2004, specific reserves in the amount of $0.8 million were allocated to this relationship.
     Foreclosed properties were $3.7 million at June 30, 2004 and consisted of four properties as compared to $40.7 million and nine properties at December 31, 2003, all of which were held for sale. Two properties, with a carrying value of $34.0 million at December 31, 2003, accounted for the majority of the $37.0 million decrease in foreclosed properties. One property, which had a carrying value of $25.2 million at December 31, 2003, was a commercial office building located in Chicago that was being converted into residential condominiums. This property was acquired in the fourth quarter of 2003 through a deed in lieu of foreclosure and was subject to a first lien which CIB Marine had assumed. During the first half of 2004, CIB Marine recognized a $0.3 million impairment loss on this property, and in the second quarter of 2004, CIB Marine transferred its interest in the acquired property to the first lienholder in exchange for the satisfaction of the assumed mortgage note payable. The second property, which had a carrying value of $8.8 million at December 31, 2003, was a parking garage located in Chicago which was sold in the second quarter of 2004 at a $0.6 million loss. There were no additions to foreclosed properties during the first half of 2004.
     Restructured loans were $1.6 million at June 30, 2004 as compared to $2.9 million at December 31, 2003. The balance at December 31, 2003 consisted of two loans to the same borrower. These loans were classified as restructured in the first quarter of 2002. One loan, a commercial loan with a balance of $1.3 million was transferred to nonaccrual status at June 30, 2004. The second loan had a balance of $1.6 million at June 30, 2004, and was current as to all payments in accordance with the restructured loan agreement. While CIB Marine believes that the value of the properties securing the obligations approximates the amount owed, net of any specific reserves, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine, however, cannot provide assurances that there will not be any losses with respect to these relationships. CIB Marine had $13.1 million in loans that were 90 days or more past due and still accruing at June 30, 2004 compared to $0.4 million at December 31, 2003. Four lending relationships within this category had loan balances in excess of $1.0 million at June 30, 2004. These four lending relationships had loans totaling $11.3 million or 85.8% of the total loans 90 days or more past due and still accruing interest at June 30, 2004 and are as follows:
•	Commercial construction loan in the amount of $3.9 million to a borrower secured by residential real estate. As of June 30, 2004, no specific reserves were allocated to this relationship. The loan was subsequently paid in full.

•	Commercial loan in the amount of $2.7 million to a borrower secured by closely held stock in a nursing home. As of June 30, 2004, no specific reserves were allocated to this relationship. The loan was sold in conjunction with the sale of CIB-Chicago.

•	Commercial loans in the amount of $2.7 million to a borrower secured by a second mortgage lien on non-residential property and by CIB Marine stock. As of June 30, 2004, no specific reserves were allocated to this relationship. The loans were subsequently paid in full.

•	Commercial loan in the amount of $2.0 million to a borrower secured by all of the business assets of three-related companies and a mortgage on 54 acres of vacant land. As of June 30, 2004, no specific reserves were allocated to this relationship. The loan subsequently became current as to all interest and principal due.
     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 7.14% at June 30, 2004, as compared to 6.15% at December 31, 2003.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans were $183.6 million at June 30, 2004, a decrease of $19.9 million from $203.5 million at December 31, 2003. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	June 30, 2004	December 31, 2003	June 30, 2003
			(as restated)
	(Dollars in thousands)
Impaired loans without a specific allowance	$12,866	$59,581	$9,021
Impaired loans with a specific allowance	170,698	143,923	75,785

Total impaired loans	$183,564	$203,504	$84,806

Specific allowance related to impaired loans	$65,934	$42,768	$23,577

Companies Held For Disposal
     At both December 31, 2003 and June 30, 2004, MICR and CIB Construction (including Canron), were held for disposal. These companies were acquired from borrowers who were in default of their obligations. During the first quarter of 2004, CIB Management, which had the authority to do so, also implemented a plan to sell MSI, and accordingly, it is included in held for disposal at June 30, 2004. Additionally, in the second quarter of 2004, CIB Marine sold its factoring subsidiary, Commercial Finance.
     Loss or income from discontinued operations, as shown on the consolidated statement of operations is comprised of CIB Construction, Commercial Finance and MSI for the quarters and six months ended June 30, 2004 and 2003.
     Because both MICR and Canron were acquired in loan collection activities, and because they are not considered permissible banking activities, CIB Marine’s regulators generally limit the holding period for such assets to not more than five years.
     Reconciliation of (Loss) Income from Discontinued Operations for the quarters and six months ended June 30, 2004 and 2003:

	Pretax
	income
	before
	gain/(loss) on
	sale of assets		Income
	and other	Gain	tax
	income	on sale	expense	Other income
	(expense)	of assets	(benefit)	(expense)(1)	Net income/(loss)
	(Dollars in thousands)
Quarter Ended June 30, 2004
MSI	$(1,139)	$—	$(76)	$684	$(379)
Commercial Finance	16	235	(24)	65	340
CIB Construction	(12)	—	57	(1)	(70)

Total	$(1,135)	$235	$(43)	$748	$(109)

Six Months Ended June 30, 2004
MSI	$(3,216)	$—	$(258)	$306	$(2,652)
Commercial Finance	(205)	235	(29)	141	200
CIB Construction	(112)	—	936	98	(950)

Total	$(3,533)	$235	$649	$545	$(3,402)

Quarter Ended June 30, 2003 (as restated)
MSI	$988	$—	$1,043	$1,630	$1,575
Commercial Finance	30	—	52	97	75
CIB Construction	(3,723)	—	(86)	467	(3,170)

Total	$(2,705)	$—	$1,009	$2,194	$(1,520)

Six Months Ended June 30, 2003 (as restated)
MSI	$2,678	$—	$2,294	$3,088	$3,472
Commercial Finance	(29)	—	66	191	96
CIB Construction	(4,606)	—	(33)	879	(3,694)

Total	$(1,957)	$—	$2,327	$4,158	$(126)

(1)	Includes intercompany transactions, impairment losses recorded by the parent and mortgage banking income/expense recognized by affiliates.
Reconciliation of Assets/Liabilities of companies held for disposal

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Assets of companies held for disposal:
MICR	$2,608	$4,555
CIB Construction	13,335	28,964
MSI (1)	3,558	NA
Other (2)	29,360	(4,463)

Total assets of companies held for disposal	$48,861	$29,056

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Liabilities of companies held for disposal:
MICR	$724	$590
CIB Construction	13,878	28,459
MSI (1)	2,378	NA
Other (2)	(2,809)	(11,668)

Total liabilities of companies held for disposal	$14,171	$17,381

(1)	Not classified as held for disposal at December 31, 2003.

(2)	Includes mortgage banking assets/liabilities held by affiliates and elimination of intercompany transactions between subsidiaries and affiliates.
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
     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. For the six months ended June 30, 2004, Canron recognized a $0.05 million recovery of prior period provisions for employee severance and retention costs. At June 30, 2004, Canron had an accrued severance liability of $0.8 million. During the first six months of 2004, Canron sold certain of its properties and equipment for approximately $6.2 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	June 30,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$752	$2,407
Accounts receivable	3,361	12,807
Inventories and contracts in progress	—	1,438
Other assets	1,320	—

Current assets	5,433	16,652
Property and equipment, net	7,902	12,312

Total assets	$13,335	$28,964

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$2,989	$11,625
Other liabilities	10,889	14,697

Current liabilities	13,878	26,322
Loans payable to unaffiliated banks	—	2,137

Total liabilities	13,878	28,459
Stockholder’s equity	(543)	505

Total liabilities and stockholder’s equity	$13,335	$28,964

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly owned subsidiary of CIB - Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. The net aftertax income of MICR was $0.4 million for both six months ended June 30, 2004 and 2003 and is included in continuing operations on CIB Marine’s consolidated statement of operations. Dividends totaling $0.5 million and $0.8 million were paid by MICR to CIB — Chicago, its parent, during the six months ended June 30, 2004 and 2003, respectively. CIB Marine management, which has authority to do so, has developed and is implementing a plan to sell this business.
     The following table summarizes the composition of MICR’s balance sheet:

	June 30,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash and cash equivalents non-affiliates	$483	$622
Accounts receivable	604	571
Inventory	956	857
Other current assets	36	16
Property and equipment, net	294	333
Goodwill, net	235	2,156

Total assets	$2,608	$4,555

Liabilities and stockholder’s equity:
Liabilities	$724	$590
Stockholder’s equity	1,884	3,965

Total liabilities and stockholder’s equity	$2,608	$4,555

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MSI
     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc, a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc (“MSI”). MSI sold substantially all of these mortgage loans in the secondary market with servicing rights released. Due to the underperformance of this subsidiary, CIB Marine management, which had the authority to do so, developed and implemented a plan to sell this business in the first quarter of 2004. The following table summarizes the composition of MSI’s balance sheet:

	June 30,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$258	$12
Loans held for sale	264	148
Net loans	590	202
Property and equipment, net	837	1,019
Other intangibles	687	825
Other assets	922	766

Total assets	$3,558	$2,972

Liabilities and stockholder’s equity:
Liabilities	2,378	1,434
Stockholder’s equity	1,180	1,538

Total liabilities and stockholder’s equity	$3,558	$2,972

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     During the first quarter of 2004, based on the expected market value of this subsidiary, management determined the value of the customer base intangibles, including $0.3 million of additional contingent consideration due under the original purchase agreement, was impaired and an impairment loss of $1.0 million was recognized. MSI’s operating results and the $1.0 million impairment loss are presented as discontinued operations on CIB Marine’s consolidated statements of operations.
Commercial Finance

     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through Commercial Finance, an Illinois limited liability company and a wholly-owned subsidiary of CIB — Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. Commercial Finance provided the factoring of receivables and other asset-based lending products to borrowers. In the first quarter of 2004, CIB Marine management, which has the authority to do so, developed and implemented a plan to sell this business. In June 2004, CIB Marine sold to an unrelated party substantially all of the business assets and the business of Commercial Finance. The gain on the sale of this operation was $0.2 million, and is included in discontinued operations. Total assets at the time of sale were $10.9 million.
     Commercial Finance’s operating results are presented as discontinued operations in CIB Marine’s consolidated statement of operations.
Deposit Liabilities
     Total deposits decreased $254.6 million, or 9.0%, from $2.8 billion at December 31, 2003 to $2.6 billion at June 30, 2004. This decrease was primarily due to a $135.3 million decrease in savings deposits and $106.5 million decrease in time deposits. The decrease in savings deposits and time deposits was driven by the rate environment and less competitive pricing by CIB Marine as a result of its risk management policy. As assets declined, CIB Marine offered less competitive rates and allowed the higher priced time deposits to decline through attrition. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 67.4% at June 30, 2004 and 65.0% at December 31, 2003. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At June 30, 2004 time deposits of $100,000 or more amounted to $573.6 million, or 33.3%, of total time deposits, compared to $617.2 million and 33.6% at December 31, 2003. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $170.0 million, or 9.9%, of total time deposits at June 30, 2004, and $183.0 million, or 10.0% of total time deposits at December 31, 2003.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $43.6 million from $200.7 million at December 31, 2003 to $157.1 million at June 30, 2004. In December 2003, CIB Marine acquired through a deed in lieu of foreclosure a commercial office building subject to the first lien held by an outside financial institution (“Lender”) and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003 the assumed non-recourse mortgage note payable had an outstanding balance of $26.7 million and was included in short-term borrowings. In the second quarter of 2004, CIB Marine transferred its interest in the acquired property to the Lender in exchange for the satisfaction of the assumed mortgage note. This transfer of interest resulted in no gain or loss. During the second quarter of 2004, CIB Marine sold its receivables factoring business which had a $12.0 million line of credit with a $7.3 million outstanding balance at December 31, 2003. This line of credit was paid off upon the sale of the factoring subsidiary.
Other Liabilities
     Other liabilities declined $7.5 million from $29.0 million at December 31, 2003 to $21.5 million at June 30, 2004. The majority of the decline related to the accrual for unfunded commitments and standby letters of credit losses which decreased from $15.7 million at December 31, 2003 to $6.0 million at June 30, 2004. The $9.7 million decrease in the accrual for unfunded commitments and standby letters of credit was primarily due the charge-off of $5.5 million relating to a standby letter of credit which was funded and charged-off against the accrual during the first half of 2004 and a $5.0 million transfer to allowance for loan losses, offset by a $0.8 million addition to the accrual related to one letter of credit.
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
     At June 30, 2004, pursuant to FDIC guidelines in 12 C.F.R. Part 325, Marine FSB and Citrus Bank, were categorized as well capitalized and CIB — Indiana, Central Illinois Bank and Marine - Wisconsin were categorized as adequately capitalized. While CIB - Indiana met the capital ratio criteria of a well capitalized bank at June 30, 2004, it was subject to a cease and desist order as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized. CIB — Chicago was categorized as undercapitalized, as under the regulatory framework for prompt corrective action. In the second quarter of 2004, CIB — Chicago submitted to the FDIC a capital restoration plan which was accepted by the FDIC on August 9, 2004.
     On January 30, 2003, CIB Marine’s bank subsidiary, CIB — Chicago, entered into a Memorandum of Understanding (the “Memorandum”) with the DBRE and the FDIC. The Memorandum was entered into as a result of the deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE’s regular examination of CIB — Chicago, which commenced on August 31, 2002.
     Pursuant to the Memorandum, CIB — Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, CIB — Chicago agreed to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank’s capital accounts. Also, unless prior written consent was received from the regulators, CIB — Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends. The Memorandum was superseded by a Cease and Desist Order.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank (the “Agreement”) and CIB — Chicago, Central Illinois Bank, Marine — Wisconsin and CIB - Indiana, each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Among other items, the Orders and Agreement restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage Capital level equal to or exceeding 8% of the bank’s total assets. These restrictions are in force until such Orders and Agreement are terminated. In the event the capital ratio at any calendar quarter end with respect to each such bank is less than required under the Orders, the bank is required within 90 days to increase its capital ratio as of the end of that preceding quarterly period to the minimum stated in the Orders. Failure to comply with the Orders or Agreement could have a material adverse effect on CIB Marine and its operations. As of June 30, 2004, CIB — Chicago, Central Illinois Bank and Marine — Wisconsin had capital below the 8% minimum required by the Orders and Agreements and CIB Marine’s total capital to risk-weighted assets was below the 8% minimum required to be adequately capitalized.
     The risk-based capital information of CIB Marine at June 30, 2004 and December 31, 2003 is contained in the following table:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Risk weighted assets	$2,165,102	$2,737,049

Average assets (1)	2,966,513	3,252,625

Capital components
Stockholders’ equity	$76,874	$108,523
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in consolidated subsidiaries	133	133

Total restricted core capital elements	60,133	60,133
Disallowed amounts	(34,463)	(23,914)

Maximum allowable in tier 1 capital	25,670	36,219
Nonfinancial equity items	(33)	(55)

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Less: disallowed intangibles	(1,811)	(4,945)
Less: unrealized loss (gain) on securities	2,920	(2,184)

Tier 1 capital	103,620	137,558
Allowable allowance for loan losses	28,135	35,342
Allowable subordinated debentures net of investment in trust	34,463	23,914

Total risk based capital	$166,218	$196,814

			Minimum Required to
			be Adequately
	Actual		Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2004
Total capital to risk weighted assets	$166,218	7.68%	$173,208	8.00%
Tier 1 capital to risk weighted assets	103,620	4.79	86,604	4.00
Tier 1 leverage to average assets	103,620	3.49	118,661	4.00

December 31, 2003
Total capital to risk weighted assets	$196,814	7.19%	$218,964	8.00%
Tier 1 capital to risk weighted assets	137,558	5.03	109,482	4.00
Tier 1 leverage to average assets	137,558	4.23	130,105	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
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
     During the second half of 2003 and throughout 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings and capital maintenance debt covenants and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the Federal Home Loan Bank of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at the subsidiary banks which were defined as less than well capitalized due to either low levels of capital or the issuance of Cease and Desist Orders or formal written agreements. Brokered deposits became available only after a waiver was obtained from the FDIC for some of the subsidiary banks and were restricted from use at CIB — Chicago. The credit status of all of CIB Marine’s subsidiary banks was reduced, and as a result the subsidiary banks were restricted from daylight overdraft activity at their respective Federal Reserve Banks. Additionally, pursuant to the Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain CIB Marine bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity.
     The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.

     CIB Marine’s primary source of funds for the six months ended June 30, 2004 came from a net decrease in the loan portfolio of $452.7 million. Other sources of funds came from $18.1 million in net cash provided by financing activities of discontinued operations, $10.4 million in proceeds from the sale of foreclosed properties, a $1.9 million increase in net cash provided by investing activities of discontinued operations, a $1.6 million net decrease in other investments and a $0.5 million decrease in net assets of companies held for disposal.
     A net decrease in deposits of $264.5 million and a $60.4 million net increase in investment securities was CIB Marine’s primary use of funds for the six months ended June 30, 2004. Other use of funds include $10.0 million in cash used in operating activities, a $9.0 million net decrease in short-term borrowings, $8.5 million repayment of long-term borrowings and $0.7 million to purchase property and equipment.
     The sources of funds from discontinued operations for six months ended June 30, 2004 came from a net increase in deposits of $12.5 million, a $8.5 million decrease in net assets of companies held for disposal, a net increase in short-term borrowings of $5.6 million and $1.6 million in proceeds from the sale of a subsidiary.
     The primary use of funds for discontinued operations for the six months ended June 30, 2004 was $20.0 million of cash used in operating activities. Other use of funds was a $8.3 million net increase in the loan portfolio.
     The Company had liquid assets from continuing operations of $251.7 million and $119.8 million at June 30, 2004 and December 31, 2003, respectively.
     CIB Marine was able to meet its liquidity needs during the first six months of 2004. CIB Marine subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs. During 2006, it is expected the parent, CIB Marine Bancshares, will have adequate funding capacity to meet its obligations.
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
     The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2004.
Repricing Interest Rate Sensitivity Analysis

	June 30, 2004
	0-3	4-6	7-12	2-5	Over 5
	Months	Months	Months	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,319,036	$86,009	$127,512	$315,911	$28,812	$1,877,280
Securities	161,321	65,932	141,748	277,496	43,589	690,086
Loans held for sale	5,000	—	—	—	—	5,000
Federal funds sold	159,050	—	—	—	—	159,050

Total interest-earning assets	1,644,407	151,941	269,260	593,407	72,401	2,731,416
Interest-bearing liabilities:
Time deposits	241,016	253,154	547,853	622,321	64,249	1,728,593
Savings and interest-bearing demand deposits	642,583	—	—	—	—	642,583
Short-term borrowings	58,316	—	—	—	—	58,316
Long-term borrowings	—	—	—	36,955	—	36,955
Junior subordinated debentures	21,857	—	—	—	40,000	61,857

Total interest-bearing liabilities	$963,772	$253,154	$547,853	$659,276	$104,249	$2,528,304

Interest sensitivity gap (by period)	680,635	(101,213)	(278,593)	(65,869)	(31,848)	203,112
Interest sensitivity gap (cumulative)	680,635	579,422	300,829	234,960	203,112	203,112
Adjusted for derivatives:
Derivatives (notional, by period)	(53,903)	—	—	35,000	18,903	—
Derivatives (notional, cumulative)	(53,903)	(53,903)	(53,903)	(18,903)	—	—

	June 30, 2004
	0-3	4-6	7-12	2-5	Over 5
	Months	Months	Months	Years	Years	Total
	(Dollars in thousands)
Interest sensitivity gap (by period)	626,732	(101,213)	(278,593)	(30,869)	(12,945)	203,112
Interest sensitivity gap (cumulative)	626,732	525,519	246,926	216,057	203,112	203,112
Cumulative gap as a % of total assets	22.01%	18.45%	8.67%	7.59%	7.13%
     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of June 30, 2004, and December 31, 2003.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
June 30, 2004	8.46%	4.17%	(3.35)%	(6.02)%
December 31, 2003	4.83%	3.58%	(4.33)%	(7.69)%
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
     As reported in our Form 10-K for the fiscal year ended December 31, 2003, CIB Marine’s management identified material weaknesses in its internal control over financial reporting, and as a result of these weaknesses concluded that its disclosure controls and procedures were ineffective as of December 31, 2003. During the second quarter of 2004, the company has taken action to remediate these material weaknesses and continues to assess additional controls that may be required to remediate these weaknesses.
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2004. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weaknesses in internal control over financial reporting which were reported in the 2003 Form 10-K continue to exist. As of June 30, 2004, CIB Marine has determined that it has not completed the implementation and/or testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated. Based on this evaluation, management has concluded that the disclosure controls and procedures were ineffective as of June 30, 2004.
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
     (b) Changes in Internal Control over Financial Reporting
     During the second quarter of 2004, management of CIB Marine has taken action to remediate the material weaknesses which were disclosed in its 2003 Form 10-K, including changes to internal control over financial reporting that have materially affected, or are likely to materially affect, CIB Marine’s internal control over financial reporting. These changes in internal control are identified below and listed under the corresponding material weakness.
(i)	CIB Marine’s control environment did not sufficiently promote effective internal control over financial reporting, and this material weakness was a contributing factor in the development of other material weaknesses.
•	The Company hired a new President and Chief Executive Officer,

(ii)	CIB Marine’s polices and procedures over the determination of the allowance for loan losses were not effective.
•	The company further enhanced its loan underwriting standards, including the implementation of procedures to more adequately analyze borrowers’ global cash flow,
(iii)	CIB Marine did not have sufficient or adequate policies and procedures over Information Technology change management.
•	The company established additional Information Security Standards.
     Other than as discussed above, there were no additional changes in CIB Marine’s internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Material pending litigation, other than that of a routine nature in the ordinary course of business, is as follows:
     In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB — Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB — Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB - Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants’ violations of lending regulations caused a decline in the plaintiff’s investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB — Chicago.
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
     In April 2005, James Fasano and Thomas Arundel, shareholders of CIB Marine and borrowers of CIB — Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, CIB — Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder to induce the plaintiffs to borrow $0.5 million from CIB — Chicago and invest it in Canron. Plaintiffs assert claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants’ violations of lending regulations caused a decline in the plaintiffs’ investment in CIB Marine. Plaintiffs seek an unspecified amount of compensatory and punitive damages, request an order requiring CIB Marine and the bank to repurchase their CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. On November 30, 2004, CIB Marine sold CIB — Chicago.
     In December 2003, CIB — Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. The property was included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB — Chicago acquired the property subject to the first lien held by an outside financial institution and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation was reported as an outstanding non-recourse mortgage note payable. During the second quarter of 2004, CIB — Chicago transferred all of its rights, title and interest in the property, along with the borrower’s obligation under the related mortgage note, to the first lien holder. CIB — Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB — Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. During 2003, CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB — Chicago commenced litigation in the United States District Court for the Northern District of Illinois, Eastern Division, against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB — Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB — Chicago. In April 2005, the United States District Court dismissed the RICO claim and, as a result, lacked jurisdiction over the state law claims. In April 2005, CIB Marine commenced an action in the Circuit Court of Cook County, Illinois, against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB — Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.
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
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the second quarter of 2004.
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	Exhibit 10.1 — Written Agreement between CIB Marine and the Federal Reserve Bank of Chicago (incorporated by reference to Exhibit 99.5 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

Exhibit 31.1 — Certification of Stanley J. Calderon, Chief Executive Officer, under Rule 13(a) — 14(d)/15d — 14(d).

Exhibit 31.2 — Certification of Steven T. Klitzing, Chief Financial Officer, under Rule 13(a) — 14(d)/15d — 14(d).

Exhibit 32.1 — Certification of Stanley J. Calderon, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification of Steven T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	During the second quarter of 2004, CIB Marine filed the following reports on Form 8-K:

On April 12, 2004, CIB Marine filed a Form 8-K under Item 5 to report the appointment of Stanley J. Calderon as President and CEO of CIB Marine as discussed further in a press release incorporated as Exhibit 99.

On April 19, 2004, CIB Marine filed a Form 8-K under Item 12 to report results of operations and financial condition as described in a letter to shareholders incorporated as Exhibit 99.

On April 20, 2004, CIB Marine filed a Form 8-K under Item 5 to report the resignation of a member of the Board of Directors of both CIB Marine and Central Illinois Bank.

On May 25, 2004, CIB Marine filed a Form 8-K under Item 5 to incorporate as Exhibit 99 a notice to shareholders announcing the holding of a shareholder informational meeting.

On June 1, 2004, CIB Marine filed a Form 8-K under Item 5 to report that certain of its banking subsidiaries entered into a Cease and Desist Order and to incorporate each respective Order as Exhibits 99.1, 99.2, 99.3 and 99.4, and also to report that CIB Marine entered into a Written Agreement which was incorporated as Exhibit 99.5.

On June 24, 2004 CIB Marine filed a Form 8-K (subsequently amended by Form 8-K/A on June 28, 2004) under Item 12 to incorporate as Exhibit 99 a presentation being shown at its shareholder informational meeting.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of December, 2006.

CIB MARINE BANCSHARES, INC.
(Registrant)

By:	/s/ STEVE T. KLITZING

Steven T. Klitzing
Executive Vice President and Chief Financial Officer