Form 10-Q
period 2004-09-30
CIB MARINE BANCSHARES INC
filed 2006-12-08
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

CIB MARINE BANCSHARES, INC.
INDEX — FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$44,233	$60,149
Federal funds sold	88,025	59,655

Total cash and cash equivalents	132,258	119,804
Loans held for sale	—	16,735
Securities available for sale, at fair value	364,765	637,356
Loans	895,336	2,360,041
Allowance for loan losses	(42,859)	(109,872)

Net loans	852,477	2,250,169
Premises and equipment, net	14,663	29,138
Accrued interest receivable	5,491	12,762
Goodwill	982	982
Other intangible assets	—	1,807
Foreclosed properties	2,938	40,715
Assets of companies held for disposal	1,250,282	29,056
Other assets	21,767	47,713

Total assets	$2,645,623	$3,186,237

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$122,122	$219,905
Interest-bearing demand	64,993	78,641
Savings	295,544	687,607
Time	753,469	1,835,065

Total deposits	1,236,128	2,821,218
Short-term borrowings	40,934	92,601
Long-term borrowings	7,250	46,276
Junior subordinated debentures	61,857	61,857
Accrued interest payable	8,890	9,399
Liabilities of companies held for disposal	1,203,936	17,381
Other liabilities	6,277	28,982

Total liabilities	2,565,272	3,077,714
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(92,208)	(62,759)
Accumulated other comprehensive income, net	328	2,184
Receivables from sale of stock	(1,787)	(5,208)
Treasury stock at cost, 152,613 and 86,611 shares	(2,491)	(2,203)

Total stockholders’ equity	80,351	108,523

Total liabilities and stockholders’ equity	$2,645,623	$3,186,237

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$13,587	$21,559	$46,027	$67,150
Loans held for sale	46	—	213	—
Securities:
Taxable	2,082	1,528	6,194	5,603
Tax-exempt	224	307	680	942
Dividends	155	112	432	309
Federal funds sold	237	25	486	175

Total interest and dividend income	16,331	23,531	54,032	74,179
Interest Expense
Deposits	7,016	9,343	22,852	30,311
Short-term borrowings	384	293	1,021	843
Long-term borrowings	92	203	424	604
Junior subordinated debentures/guaranteed trust preferred securities	1,441	1,279	4,205	3,902

Total interest expense	8,933	11,118	28,502	35,660

Net interest income	7,398	12,413	25,530	38,519
Provision for credit losses	(738)	25,514	15,253	42,314

Net interest income (loss) after provision for credit losses	8,136	(13,101)	10,277	(3,795)
Noninterest Income
Loan fees	252	342	746	944
Deposit service charges	415	506	1,310	1,430
Other service fees	128	41	222	135
Other income	364	1,011	1,030	1,916

Total noninterest income	1,159	1,900	3,308	4,425
Noninterest Expense
Compensation and employee benefits	6,800	7,631	22,425	23,000
Equipment	1,005	1,090	3,260	3,164
Occupancy and premises	803	726	2,426	2,197
Professional services	2,317	394	4,237	1,354
Goodwill impairment loss	—	—	1,921	—
Write down and losses on assets	584	2,416	1,783	2,530
Other expense	2,136	2,002	6,174	5,590

Total noninterest expense	13,645	14,259	42,226	37,835

Loss from continuing operations before income taxes	(4,350)	(25,460)	(28,641)	(37,205)
Income tax expense (benefit)	(1,069)	2,272	(3,427)	(2,258)

Loss from continuing operations	(3,281)	(27,732)	(25,214)	(34,947)
Discontinued operations:
Pretax income (loss) from discontinued operations	3,319	(43,819)	(637)	(64,869)
Pretax loss on sale of discontinued operations	(736)	—	(501)	—

Total pretax income (loss) from discontinued operations	2,583	(43,819)	(1,138)	(64,869)
Income tax expense (benefit)	1,091	5,618	3,097	(1,725)

Income (loss) from discontinued operations	1,492	(49,437)	(4,235)	(63,144)

Net loss	$(1,789)	$(77,169)	$(29,449)	$(98,091)

See accompanying Notes to Unaudited Consolidated Financial Statements

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except share and per share data)
Earnings (Loss) Per Share

Basic
Loss from continuing operations	$(0.18)	$(1.52)	$(1.39)	$(1.91)
Discontinued operations	0.08	(2.71)	(0.23)	(3.46)

Net loss	$(0.10)	$(4.23)	$(1.62)	$(5.37)

Diluted
Loss from continuing operations	$(0.18)	$(1.52)	$(1.39)	$(1.91)
Discontinued operations	0.08	(2.71)	(0.23)	(3.46)

Net loss	$(0.10)	$(4.23)	$(1.62)	$(5.37)

Weighted average shares — basic	18,232,450	18,259,831	18,250,637	18,295,555
Weighted average shares — diluted	18,232,450	18,259,831	18,250,637	18,295,555
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

						Stock
					Accumulated	Receivables
				Retained	Other	and
	Common Stock		Capital	Earnings	Comprehensive	Treasury
	Shares	Par Value	Surplus	(Deficit)	Income (Loss)	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2002	18,312,242	$18,312	$157,783	$74,889	$4,516	$(7,937)	$247,563

Comprehensive income (loss):

Net loss	—	—	—	(98,091)	—	—	(98,091)

Other comprehensive income (loss):

Unrealized securities holding gains arising during the period	—	—	—	—	(5,319)	—	(5,319)

Income tax effect	—	—	—	—	2,849	—	2,849

Foreign currency translation adjustment	—	—	—	—	91	—	91

Total comprehensive loss							(100,470)

Exercise of stock options	34,200	34	380	—	—	—	414

Reduction in receivables from sale of stock	—	—	—	—	—	2,729	2,729

Acquisition of treasury stock (86,611 shares)	—	—	—	—	—	(2,203)	(2,203)

Balance, September 30, 2003 (unaudited)	18,346,442	$18,346	$158,163	$(23,202)	$2,137	$(7,411)	$148,033

Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523

Comprehensive loss:

Net loss	—	—	—	(29,449)	—	—	(29,449)

Other comprehensive loss:

Unrealized securities holding losses arising during the period	—	—	—	—	(1,856)	—	(1,856)

Total comprehensive loss							(31,305)

Reduction in receivables from sale of stock	—	—	—	—	—	3,421	3,421

Acquisition of treasury stock (66,002 shares)	—	—	—	—	—	(288)	(288)

Balance, September 30, 2004 (unaudited)	18,346,442	$18,346	$158,163	$(92,208)	$328	$(4,278)	$80,351

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(25,214)	$(34,947)
Net loss from discontinued operations	(4,235)	(63,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred loan fee amortization	(1,384)	(3,680)
Depreciation and other amortization	4,645	2,502
Provision for credit losses	15,253	42,314
Proceeds from sale of loans held for sale	3,144	—
Deferred tax expense (benefit)	10,483	(856)
Impairment of goodwill	1,921	—
Write down and losses on assets	1,783	2,530
Increase in interest receivable and other assets	(11,853)	(2,782)
Increase in interest payable and other liabilities	4,993	1,250
Operating cash flows of discontinued operations	21,861	285,427

Net cash provided by operating activities	21,397	228,614
Cash Flows from Investing Activities
Maturities of securities available for sale	406,877	81,930
Purchase of securities available for sale	(430,217)	(122,001)
Proceeds from sales of securities available for sale	—	999
Repayments of mortgage-backed securities available for sale	39,788	99,862
Purchase of mortgage-backed securities available for sale	(30,983)	(100,972)
Net decrease in other investments	2,219	77
Net decrease in loans	296,372	16,465
Decrease (increase) in net assets of companies held for sale	6,923	(2,037)
Proceeds from sale of foreclosed properties	704	16,604
Capital expenditures	(682)	(3,438)
Investing cash flows of discontinued operations	269,900	(4,958)

Net cash provided by (used in) investing activities	560,901	(17,469)
Cash Flows from Financing Activities
Increase (decrease) in deposits	(264,225)	201,987
Repayments of long-term borrowings	(8,500)	—
Proceeds from stock options exercised	—	414
Net increase (decrease) in short-term borrowings	6,832	(128,422)
Financing cash flows of discontinued operations	(303,951)	(286,211)

Net cash used in financing activities	(569,844)	(212,232)

Net increase (decrease) in cash and cash equivalents	12,454	(1,087)
Cash and cash equivalents, beginning of period	119,804	93,991

Cash and cash equivalents, end of period	$132,258	$92,904

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$26,334	$39,935
Interest expense-discontinued operations	23,980	29,642
Income taxes-continuing operations	(2,487)	2,166
Income taxes-discontinued operations	(7,282)	4,193
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties-continuing operations	1,132	18,791
Transfer of loans to foreclosed properties-discontinued operations	—	1,850
Increase in foreclosed properties and short-term borrowings from first mortgage assumed-discontinued operations	—	26,687
Decrease in foreclosed properties and short-term borrowings satisfied by the transfer of real estate	25,120	—
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2003 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the quarter and nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     The assets and liabilities of companies held for disposal at September 30, 2004 include the assets and liabilities of Mortgage Services, Inc. (“MSI”), CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”), MICR, Inc. (“MICR”), and Hillside Investors, LTD (“Hillside”). MICR and CIB Construction were also held for disposal at December 31, 2003. During the third quarter of 2004, CIB Marine management, which had the authority to do so, implemented a plan to sell Hillside, a one bank holding company, including Hillside’s banking subsidiary CIB Bank (“CIB — Chicago”). Accordingly, the assets and liabilities of CIB - Chicago are included in assets and liabilities of companies held for disposal at September 30, 2004. In the second quarter of 2004, CIB Marine sold CIB Marine Commercial Finance, LLC (“Commercial Finance”) and in the third quarter of 2004, CIB Marine sold substantially all the assets and operations of its mortgage banking segment, MSI. The operating results of Commercial Finance, MSI and CIB — Chicago, including its subsidiary CIB Construction, are included in discontinued operations for the quarter and nine months ended September 30, 2004 and 2003. The operating results of MICR are included in continuing operations. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income from discontinued operations as presented on the consolidated financial statements. See Note 6-Companies Held for Disposal for further information.
     At September 30, 2004, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada and Nebraska. These services include commercial and retail lending and deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.
Note 2 — Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At September 30, 2004, options to purchase 744,270 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.

     The following is a reconciliation of stock option activity for the nine months ended September 30, 2004:

			Weighted
		Range of	Average
	Number	Option Prices per	Exercise
	of Shares	Share	Price
Shares under option at December 31, 2003	1,439,850	$8.50-25.08	$16.45

Granted	—	—	—
Lapsed or surrendered	(562,385)	8.50-25.08	16.45
Exercised	—	—	—

Shares under option at September 30, 2004	877,465	$8.50-23.66	$16.45

Share exercisable at September 30, 2004	732,877	$8.50-23.66	$15.42

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
     Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS No. 123, CIB Marine’s net loss per share would have been the pro forma amounts indicated below:

		Quarter Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
		(Dollars in thousands, except per share data)
Net loss	As reported	$(1,789)	$(77,169)	$(29,449)	$(98,091)
	Assumed compensation cost, net of tax (1)	(163)	(314)	(684)	(941)

	Pro forma	$(1,952)	$(77,483)	$(30,133)	$(99,032)

Basic loss per share	As reported	$(0.10)	$(4.23)	$(1.62)	$(5.37)
	Pro forma	(0.11)	(4.24)	(1.65)	(5.41)
Diluted loss per share	As reported	(0.10)	(4.23)	(1.62)	(5.37)
	Pro forma	(0.11)	(4.24)	(1.65)	(5.41)

(1)	Assumed compensation costs are net of tax for 2003, but not for 2004. Due to the substantial losses incurred in 2004, tax benefits for 2004 and later years may not be realized. Also, CIB Marine did not have the ability to carryback losses from 2004 to previous years because the 2003 carrybacks covered all available taxable income for these years.
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
Note 3 — Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
September 30, 2004
U.S. Treasuries	$10,011	$—	$32	$9,979
U.S. government agencies	473,268	264	624	472,908
Obligations of states and political subdivisions	44,163	1,771	20	45,914
Other notes and bonds	600	—	1	599
Corporate commercial paper	14,457	9	1	14,465
Mortgage-backed securities	216,500	891	1,929	215,462
Federal Home Loan Bank and Federal Reserve Bank stock	11,645	—	—	11,645

	770,644	2,935	2,607	770,972
Securities included in assets of companies held for disposal	(406,047)	(1,320)	(1,160)	(406,207)

	$364,597	$1,615	$1,447	$364,765

December 31, 2003
U.S. Treasuries	$20,070	$17	$—	$20,087
U.S. government agencies	291,000	1,122	122	292,000
Obligations of states and political subdivisions	56,816	2,256	81	58,991
Other notes and bonds	1,050	—	1	1,049
Corporate commercial paper	7,369	4	—	7,373
Mortgage-backed securities	247,736	1,332	2,343	246,725
Federal Home Loan Bank and Federal Reserve Bank stock	11,131	—	—	11,131

	$635,172	$4,731	$2,547	$637,356

     Securities with a carrying value and fair value of $318.6 million and $176.7 million at September 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, and other purposes as required, and beginning in the first quarter of 2004 for federal funds purchased and borrowings from the federal discount window. Included in pledged securities for September 30, 2004 were $144.2 million in assets of companies held for disposal.
Note 4 — Loans
     The components of loans are as follows:

	September 30, 2004		December 31, 2003
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$425,418	26.2%	$708,252	29.9%
Factored receivables	—	—	11,447	0.5
Commercial real estate	906,056	55.9	1,184,542	50.1
Commercial real estate construction	234,830	14.4	363,822	15.4
Residential real estate	44,662	2.8	85,893	3.6
Home equity	10,284	0.6	12,272	0.5
Consumer	2,619	0.2	3,554	0.2

	September 30, 2004		December 31, 2003
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Receivables from sale of stock	(1,787)	(0.1)	(5,208)	(0.2)

Gross loans	1,622,082	100.0%	2,364,574	100.0%

Deferred loan fees	(1,945)		(4,533)

Total loans	1,620,137		2,360,041
Loans included in assets of companies held for disposal	(724,801)		—

Total loans, net	895,336		2,360,041
Allowance for loan losses-total company	(81,064)		(109,872)
Allowance for loan losses included in assets of companies held for disposal	38,205		—

Allowance for loan losses, net	(42,859)		(109,872)

Loans, net	$852,477		$2,250,169

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $22.3 million, including $6.0 million in assets of companies held for disposal, and $60.5 million at September 30, 2004 and December 31, 2003, respectively.
     At September 30, 2004 and December 31, 2003, CIB Marine had $7.7 million, including $3.7 million in assets of companies held for disposal, and $22.7 million, respectively, in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.1 million at both September 30, 2004 and December 31, 2003. Loans made specifically to enable the borrower to purchase CIB Marine stock and not adequately secured by collateral other than the stock which have been classified as receivables from sale of stock and recorded as contra-equity have not been included in this balance.
Note 5 — Goodwill and Other Intangible Assets
     CIB Marine’s intangible asset values are as follows:

	September 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Amortizing Intangible Assets:
Core deposit intangibles	$2,426	$1,642	$784	$3,959	$2,977	$982
Other identifiable intangibles	—	—	—	1,221	396	825
Mortgage servicing rights	—	—	—	19	19	—

	2,426	1,642	784	5,199	3,392	1,807
Amortizing intangibles included in assets of companies held for disposal	(2,426)	(1,642)	(784)	—	—	—

	$—	$—	—	$5,199	$3,392	1,807
Non amortizing goodwill			982			982

Total intangible assets, net			$982			$2,789

Note 6 — Companies Held For Disposal
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB — Chicago, CIB Construction, MICR and MSI at September 30, 2004 and CIB Construction and MICR at December 31, 2003.
     Loss or income from discontinued operations, as shown on the consolidated statement of operations is comprised of CIB — Chicago, CIB Construction, Commercial Finance and MSI for the quarter and nine months ended September 30, 2004 and 2003.

     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.
Reconciliation of Assets/Liabilities of companies held for disposal

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Assets of companies held for disposal:
MICR	$2,788	$4,555
CIB Construction	14,344	28,964
CIB — Chicago (1)	1,239,210	N/A
MSI (1)	2,344	N/A
Other (2)	(8,404)	(4,463)

Total assets of companies held for disposal	$1,250,282	$29,056

Liabilities of companies held for disposal:
MICR	$699	$590
CIB Construction	11,326	28,459
CIB — Chicago (1)	1,193,951	N/A
MSI (1)	2,973	N/A
Other (2)	(5,013)	(11,668)

Total liabilities of companies held for disposal	$1,203,936	$17,381

(1)	CIB — Chicago and MSI were not classified as held for disposal at December 31, 2003.

(2)	Includes mortgage banking assets/liabilities held by affiliates and elimination of intercompany transactions between subsidiaries and affiliates.
Reconciliation of (Loss) Income from Discontinued Operations for the quarters and nine months ended September 30, 2004 and 2003:

	Pretax
	income/(loss)
	before
	gain/(loss) on				Net
	sale of assets	Gain			income/(loss)
	and other	(loss)	Income tax	Other	net of
	income	on sale	expense	income	intercompany
	(expense)	of assets	(benefit)	(expense)(1)	transactions
	(Dollars in thousands)
Quarter Ended September 30, 2004
MSI	$(1,178)	$(738)	$(77)	$498	$(1,341)
Commercial Finance	(17)	2	53	—	(68)
CIB — Chicago	(1,779)	—	916	1,180	(1,515)
CIB Construction	3,759	—	199	856	4,416

Total	$785	$(736)	$1,091	$2,534	$1,492

Nine Months Ended September 30, 2004
MSI	$(4,394)	$(738)	$(335)	$804	$(3,993)
Commercial Finance	(222)	237	24	141	132
CIB — Chicago	(5,761)	—	2,273	4,193	(3,841)
CIB Construction	3,648	—	1,135	954	3,467

Total	$(6,729)	$(501)	$3,097	$6,092	$(4,235)

Quarter Ended September 30, 2003
MSI	$191	$—	$671	$1,684	$1,204
Commercial Finance	(5)	—	157	84	(78)
CIB — Chicago	(45,295)	—	4,145	2,845	(46,595)
CIB Construction	172	—	645	(3,495)	(3,968)

Total	$(44,937)	$—	$5,618	$1,118	$(49,437)

Nine Months Ended September 30, 2003
MSI	$2,869	$—	$2,966	$4,772	$4,675

	Pretax
	income/(loss)
	before
	gain/(loss) on				Net
	sale of assets	Gain			income/(loss)
	and other	(loss)	Income tax	Other	net of
	income	on sale	expense	income	intercompany
	(expense)	of assets	(benefit)	(expense)(1)	transactions
	(Dollars in thousands)
Commercial Finance	(34)	—	223	275	18
CIB — Chicago	(70,486)	—	(5,525)	4,785	(60,176)
CIB Construction	(4,434)	—	611	(2,616)	(7,661)

Total	$(72,085)	$—	$(1,725)	$7,216	$(63,144)

(1)	Includes intercompany transactions, impairment losses recorded by the parent and mortgage banking income/expense recognized by affiliates.
CIB Construction (includes Canron)
     CIB Construction, a wholly owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. During the third quarter of 2003, CIB Construction commenced a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The net income or loss associated with CIB Construction is presented as discontinued operations in CIB Marine’s consolidated statement of operations.
     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. For the nine months ended September 30, 2004, Canron recognized a $0.04 million recovery of prior period provisions for employee severance and retention costs. At September 30, 2004, Canron had an accrued severance liability of $0.8 million. During the first nine months of 2004, Canron sold certain of its properties and equipment for approximately $6.7 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine.
     Excluding $0.7 million in recoveries of previously charged-off amounts recorded by its parent, the net income attributable to Canron for the nine months ended September 30, 2004 was $2.6 million which resulted mainly from gains on sales of certain properties and equipment and collection of off-balance sheet receivables.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$1,660	$2,407
Accounts receivable	2,589	12,807
Inventories and contracts in progress	—	1,438
Other assets	1,613	—

Current assets	5,862	16,652
Property and equipment, net	8,482	12,312

Total assets	$14,344	$28,964

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$2,700	$11,625
Other liabilities	8,626	14,697

Current liabilities	11,326	26,322
Loans payable to unaffiliated banks	—	2,137

Total liabilities	11,326	28,459
Stockholder’s equity	3,018	505

Total liabilities and stockholder’s equity	$14,344	$28,964

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MICR
     In 2000, CIB Marine acquired and/or assumed, through MICR, a wholly owned subsidiary of CIB — Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. At September 30, 2004 and at December 31, 2003, MICR had assets of $2.8 million and $4.6 million, respectively, and liabilities of $0.7 million and $0.6 million, respectively. The net aftertax income of MICR was $0.6 million for both nine months ended September 30, 2004 and 2003 and is included in continuing operations on the consolidated statement of operations. Dividends totaling $0.5 million and $0.8 million were paid by MICR to CIB — Chicago, its parent, during the nine months ended September 30, 2004 and 2003, respectively. CIB Marine management, which has authority to do so, has developed and is implementing a plan to sell this business.
     The following table summarizes the composition of MICR’s balance sheet:

	September 30,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash and cash equivalents non-affiliates	$634	$622
Accounts receivable	628	571
Inventory	940	857
Other current assets	67	16
Property and equipment, net	284	333
Goodwill, net	235	2,156

Total assets	$2,788	$4,555

Liabilities and stockholder’s equity:
Liabilities	$699	$590
Stockholder’s equity	2,089	3,965

Total liabilities and stockholder’s equity	$2,788	$4,555

(1) Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MSI
     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc. (“MSI”). MSI sold substantially all of these mortgage loans in the secondary market with servicing rights released. Due to the underperformance of this subsidiary, CIB Marine management, which had the authority to do so, developed and implemented a plan to sell this business in the first quarter of 2004. During the third quarter of 2004, CIB Marine sold to an unrelated party substantially all of the assets and operations of MSI. The sale of the operations was accomplished through two separate transactions and resulted in a $0.7 million loss. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities include repurchase obligations relative to certain mortgage loans as a result of borrower fraud and/or documentation issues, and potential tax liabilities.
     The followings table summarizes the compositions of MSI’s balance sheet:

	September 30,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$268	$12
Loans held for sale	375	148
Net loans	590	202
Property and equipment, net	42	1,019
Other intangibles	—	825
Other assets	1,069	766

Total assets	$2,344	$2,972

Liabilities and stockholder’s equity:
Liabilities	2,973	1,434
Stockholder’s equity	(629)	1,538

Total liabilities and stockholder’s equity	$2,344	$2,972

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     During the first quarter of 2004, based on the expected market value of this subsidiary, management determined the value of customer base intangibles, including $0.3 million of additional contingent consideration due under the original purchase agreement, was impaired and an impairment loss of $1.0 million was recognized. The $1.0 million impairment loss and the $0.7 million loss on the sale of substantially all the assets and operations of MSI are presented as discontinued operations on CIB Marine’s consolidated statements of operations.
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
Hillside (includes CIB — Chicago)
     The Board of Directors of CIB Marine evaluated a wide range of alternatives to improve the capital and liquidity position of CIB Marine, including the sale of additional common stock, sale of the company, sale of one or more of the bank subsidiaries and other asset reduction strategies. An investment banker was hired to assist in evaluating the financial condition of the company and various strategic alternatives. Upon evaluation, the Board determined that under the circumstances the sale of CIB — Chicago, its Chicago banking subsidiary, was the most prudent course of action for the company and its shareholders. During the third quarter of 2004, CIB Marine management, which had the authority to do so, implemented a plan to sell Hillside, including its subsidiary CIB — Chicago. Accordingly, the assets and liabilities of Hillside, including CIB — Chicago are included in assets and liabilities of companies held for disposal as of September 30, 2004.
     The following table summarizes the composition of CIB — Chicago’s balance sheet:

	September 30,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$14,268	$18,232
Federal funds sold	97,616	2,470

Total cash and cash equivalents	111,884	20,702
Securities available for sale, at fair value	406,207	283,602
Loans (2)	724,740	1,134,013
Allowance for loan losses	(38,115)	(55,146)

Net loans	686,625	1,078,867
Premises and equipment, net	11,579	12,026
Accrued interest receivable	4,352	6,128
Other intangible assets	784	982
Foreclosed properties	1,884	37,688
Other assets	15,895	25,061

Total assets	$1,239,210	$1,465,056

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$57,363	$86,832
Interest-bearing demand	23,927	24,567
Savings	195,594	275,269

	September 30,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Time	866,279	927,398

Total deposits	1,143,163	1,314,066
Short-term borrowings	7,637	42,367
Long-term borrowings	30,008	30,526
Accrued interest payable	3,307	3,367
Other liabilities	9,836	23,308

Total liabilities	1,193,951	1,413,634
Stockholders’ Equity	45,259	51,422

Total liabilities and stockholders’ equity	$1,239,210	$1,465,056

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheets.

(2)	September 30, 2004 and December 31, 2003, include $0.6 million and $3.7 million, respectively, in loans which on a consolidated CIB Marine basis are classified as receivable from sale of stock.
     CIB — Chicago’s operating results are presented as discontinued operations in CIB Marine’s consolidated statement of operations.
Note 7 — Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Prepaid expenses	$1,430	$1,616
Accounts receivable	2,298	1,531
Fair value of derivatives	—	3,945
Trust preferred securities underwriting fee, net of amortization	1,459	1,500
Investment in trust common securities	2,439	2,310
Other investments	3,381	9,572
Other	10,760	27,239

	$21,767	$47,713

The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships with a carrying value of $4.9 million at September 30, 2004, including $2.7 million in assets of companies held for disposal, and $5.7 million at December 31, 2003. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine’s markets and other locations.

•	Interests in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of September 30, 2004 has invested $1.0 million. The carrying value of these investments is at the lower of cost or estimated fair market value which was estimated to be $0.8 million at both September 30, 2004 and December 31, 2003.

•	Investment in shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company. The amount of this investment is carried at the lower of cost or estimated fair market value, which was estimated to be $0.2 million at September 30, 2004 and $0.5 million at December 31, 2003. For the nine months ended September 30, 2004, the asset was deemed impaired and an impairment loss of $0.3 million was recorded. The loss is included in write down and losses on assets in the consolidated statement of operations.

•	Interests in three limited partnerships which had a carrying value of $2.2 million at December 31, 2003. These interests were sold during the first quarter of 2004 at a $0.2 million loss. The loss is included in write down and losses on assets in the consolidated statement of operations.

•	Shares of the common stock of a non-publicly traded manufacturer, which represented less than a 5% interest in the company. CIB Marine deemed its entire investment was impaired, and a impairment loss for the carrying amount of $0.2 million was recorded during the second quarter of 2004. At December 31, 2003, the carrying value of this investment, net of a $0.1 million impairment loss recognized in 2003 was $0.2 million. The impairment losses are included in write down and losses on assets in the consolidated statement of operations.

Note 8 — Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	September 30, 2004		December 31, 2003
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$22,217	1.60%	$21,967	1.09%
Revolving lines of credit	23,961	5.77	30,848	3.75
Treasury, tax, and loan notes	2,759	1.51	13,099	0.73
Mortgage payable	—	—	26,687	10.00

	48,937	3.64	92,601	4.49
Short-term borrowings included in liabilities of companies held for disposal	(8,003)	1.36	—	—

	$40,934	4.08%	$92,601	4.49%

     CIB Marine had a revolving line of credit at a nonaffiliated commercial bank collateralized by the common stock of all of its subsidiaries. At September 30, 2004 and December 31, 2003, CIB Marine was not in compliance with the capital requirement debt covenant of its revolving lines of credit. Additionally, at December 31, 2003, CIB Marine’s factoring subsidiary had a line of credit to support its operating needs. The line of credit for CIB Marine’s factoring subsidiary was paid off upon the sale of the factoring subsidiary in June 2004.
     At September 30, 2004 and December 31, 2003, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to those participated standby letters of credit was $15.8 million at September 30, 2004.
     During the first quarter of 2004, CIB — Chicago was required to pledge securities for access to the federal discount window, and in the second quarter of 2004, Central Illinois Bank and CIB — Indiana were also required to pledge securities. In the third quarter of 2004, all of CIB Marine’s subsidiary banks were required to pledge securities for access to the federal discount window. As of September 30, 2004, the market value of securities pledged for the federal discount window was $59.7 million.
     Beginning in the first quarter of 2004, CIB Marine’s subsidiary banks were required to pledge securities to collateralize federal funds purchased from banks. At September 30, 2004, the market value of the securities pledged was $48.5 million, including $21.6 million in assets of companies held for disposal.
Note 9 — Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

				Scheduled	Callable at
September 30, 2004		December 31, 2003		Maturity	Par After
Balance	Rate	Balance	Rate
	(Dollars in thousands)
$—	—%	$3,500	5.12%	05/01/04	N/A
—	—	5,000	5.12	05/01/04	N/A
3,250	4.95	3,250	4.95	01/16/08	01/16/01
2,500	4.95	2,500	4.95	01/16/08	01/16/01
2,000	4.95	2,000	4.95	01/16/08	01/16/01
2,000	5.09	2,000	5.09	02/20/08	02/20/01

					Scheduled	Callable at
	September 30, 2004		December 31, 2003		Maturity	Par After
	Balance	Rate	Balance	Rate
		(Dollars in thousands)
	24,146	7.07	23,997	7.07	06/30/08	N/A

	33,896	6.47%	42,247	6.20%

Fair value hedge basis adjustment	3,362		4,029

	37,258		46,276
Long-term borrowings included in liabilities of companies held for disposal	(30,008)		—

Total	$7,250		$46,276

     CIB Marine is required to maintain qualifying collateral as security for FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. At September 30, 2004 and December 31, 2003, the assets pledged as security for CIB Marine’s FHLB borrowings had a collateral value of $72.0 million and $59.9 million, respectively. These assets consisted of securities with a market value of $77.7 million and $53.8 million and 1-4 family residential mortgages with balances outstanding of zero and $17.7 million at September 30, 2004 and December 31, 2003, respectively.
Note 10 — Other Liabilities

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Accounts payable	$283	$4,328
Accrual for unfunded commitments and standby letters of credit	725	15,747
Accrued real estate taxes	191	2,680
Accrued compensation and employee benefits	1,393	2,483
Accrued professional fees	2,113	1,449
Accrued other expenses	880	850
Fair value of derivatives	108	294
Other liabilities	584	1,151

	$6,277	$28,982

     Changes in the accrual for unfunded standby letters of credit for the nine months ended September 30, 2004 are as follows (dollars in thousands):

Balance at December 31, 2003	$15,747
Transfer to allowance for loan losses for funded standby letters of credit	(5,000)
Charge-offs	(5,500)

Provision for losses on unfunded commitments and standby letters of credit:
continuing operations	725
discontinued operations	(1,900)

Total continuing and discontinued operations provision for losses on unfunded commitments and standby letters of credit	(1,175)

Total company unfunded loan commitments and standby letters of credit	4,072
Transfer of accrual for unfunded loan commitments and standby letters of credit losses to liabilities of companies held for disposal	(3,347)

Balance at September 30, 2004	$725

Note 11 — Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine Stock are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. During the first nine months of 2004, CIB Marine charged-off $2.1 million of such loans to the allowance for loan losses and received payments on such loans of $1.3 million. Such loans outstanding at September 30, 2004 and December 31, 2003 totaled $1.8 million and $5.2 million, respectively. Interest earned on these loans was $0.2 million for the nine months ended September 30, 2004. Of the $0.2 million, $0.1 million is included in interest and dividend income-loans and $0.1 million in discontinued operations.
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
Regulatory Capital
     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, pursuant to FDIC guidelines in 12 C.F.R. Part 325, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.
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
     At September 30, 2004, pursuant to FDIC guidelines in 12 C.F.R. Part 325, Marine FSB was categorized as well capitalized. Central Illinois Bank, Citrus Bank, Marine — Wisconsin, and CIB — Indiana were categorized as adequately capitalized. While Citrus Bank, Marine — Wisconsin, and CIB — Indiana met the capital ratio criteria of a well capitalized bank at September 30, 2004, they were subject to regulatory orders or agreements as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized. CIB — Chicago was categorized as undercapitalized. In the second quarter of 2004, CIB — Chicago submitted to the FDIC a capital restoration plan which was accepted by the FDIC on August 9, 2004.
     On January 30, 2003, CIB Marine’s bank subsidiary, CIB — Chicago, entered into a Memorandum of Understanding (the “Memorandum”) with the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation (the “DBRE”) and the FDIC. The Memorandum was entered into as a result of the deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE’s regular examination of CIB — Chicago, which commenced on August 31, 2002.
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
     In the second quarter of 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank and CIB — Chicago, Central Illinois Bank, Marine — Wisconsin and CIB — Indiana each consented to the issuance of Cease and Desist Orders with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreement restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage Capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. These restrictions are in force until such Orders and Agreements are terminated. In the event the capital ratio at any calendar quarter end with respect to each such bank is less than required under the Orders and Agreement, the bank is required within 90 days to increase its capital ratio as of the end of that preceding quarterly period to the minimum stated in the Orders and Agreement. Failure to comply with the Orders or Agreements could have a material adverse effect on CIB Marine and its operations. As of September 30, 2004, only CIB — Chicago had capital below the minimum required by the Orders and Agreement.
Note 12 — Loss Per Share Computations
     The following provides a reconciliation of basic and diluted earnings per share from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(3,281)	$(27,732)	$(25,214)	$(34,947)

Weighted average shares outstanding:
Basic	18,232,450	18,259,831	18,250,637	18,295,555
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	18,232,450	18,259,831	18,250,637	18,295,555
Per share loss:
Basic	$(0.18)	$(1.52)	$(1.39)	$(1.91)
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	$(0.18)	$(1.52)	$(1.39)	$(1.91)

Note 13 — Subsequent Events
Sale of CIB — Chicago
     In November 2004, CIB Marine sold CIB — Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB — Chicago’s interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. In connection with the sale of CIB — Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine’s trust preferred securities. CIB Marine also represented to the purchaser that for the 2004 tax year, the sum of certain tax benefits, such as gross built-in losses and Federal net operating loss carry forwards, would not be less than $60.0 million for CIB — Chicago. CIB Marine agreed to indemnify the purchaser for any losses arising out of a breach of this representation and certain other customary representations and warranties. No claims have been made by the purchaser related to this indemnification obligation. At the time of sale, CIB — Chicago operated 16 banking facilities in the Chicago metropolitan area and had approximately $1.2 billion in assets and $1.1 billion in deposits. The sale of CIB — Chicago reduced consolidated loan totals by $682.8 million, nonaccrual loans by $60.3 million and the allowance for loan loss by $38.1 million.
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
     Canron. In 2002, CIB Construction LLC, a wholly owned subsidiary of CIB — Chicago, acquired 84% of Canron, a steel fabrication company in foreclosure. During 2003, Canron commenced a voluntary liquidation and wind down of its affairs. During 2004 and since that date, Canron continued this plan and sold several of its properties and operations. At December 31, 2004 and December 31, 2005, Canron had assets of approximately $14.6 million and $6.1 million, respectively and liabilities of $9.3 million and $3.1 million, respectively. In August 2005, Canron authorized and began liquidation distributions to its shareholders. In 2005, Canron paid $2.1 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $2.6 million to CIB Marine, which CIB Marine recorded as a reduction of its investment in CIB Construction. In 2006 through September, Canron paid $1.0 million in capital distributions to CIB Construction and CIB Construction paid $1.6 million in capital distributions to CIB Marine. As of December 31, 2005 and September 30, 2006, CIB Marine’s net investment in CIB Construction was approximately $(0.6) million and $(1.2) million, respectively.
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
Regulatory Orders and Agreements
     In April 2005, the Cease and Desist Orders at Marine — Wisconsin and CIB — Indiana, which was merged into Marine — Wisconsin in August 2006, were each released as a result of improvements at such banks and replaced with Memoranda of Understanding, which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain minimum capital levels, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. In April 2005, Central Illinois Bank, Marine — Wisconsin and CIB — Indiana each entered into a Memorandum of Understanding with the FDIC and applicable state banking regulators as a result of deficiencies in information technology. The banks agreed to take certain actions to document and fully implement an information security program, exercise appropriate diligence in overseeing service providers arrangements, and assess, develop and implement security standards and procedures. These Memoranda were terminated in January 2006. In September 2006, the Written Agreement with Citrus Bank was terminated. Management believes that CIB Marine, Central Illinois Bank and Marine — Wisconsin have complied with the majority of the provisions of the respective Orders and Agreement and are in the process of complying with the remaining provisions.
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
     In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. In June 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $9.7 million or 37% of its holdings. This represented approximately 40% of the stock CIB Marine requested to be redeemed at that time. As of September 30, 2006, CIB Marine had $16.4 million in FHLB Chicago stock, of which $0.6 million was categorized as required. The FHLB Chicago plans to facilitate the redemption of a limited amount of additional voluntary stock by December 2006 and again in 2007 and 2008, as necessary to meet member demand
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of September 30, 2004 and results of operations for the quarter and nine months ended September 30, 2004. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report, as well as CIB Marine’s Annual

Report on Form 10-K for the year ended December 31, 2003.
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
Results of Operations
Overview
     Due to the underperformance of Commercial Finance, its factoring receivables subsidiary, and MSI, its mortgage banking subsidiary, CIB Marine sold the operations and substantially all of the assets of these subsidiaries during the second and third quarters of 2004, respectively. During the third quarter of 2004, to improve capital and strengthen the organization, CIB Marine implemented a plan to sell Hillside, including its subsidiary, CIB — Chicago. The net income or loss from discontinued operations, for all periods presented on the consolidated statements of operations, is comprised of impairment losses or recoveries on net assets held for disposal, gains or losses on sales of assets held for disposal and the operating results of CIB — Chicago, CIB Construction (which was previously in discontinued operations), Commercial Finance and MSI, excluding intercompany transactions.
     CIB Marine had a net loss of $1.8 million and diluted loss per share of $0.10 in the third quarter of 2004 compared to a net loss of $77.2 million and diluted loss per share of $4.23 in the third quarter of 2003. The decrease in net loss of $75.4 million from the third quarter of 2003 compared to the third quarter of 2004 was due to a $24.5 million decrease in net loss from continuing operations and a $50.9 million improvement in net income from discontinued operations for the third quarter of 2004 as compared to the same period in 2003. The decrease in loss from continuing operations was driven by a $26.2 million reduction in the provision for credit losses, from a ($0.7) million provision to a $25.5 million provision for the quarters ended September 30, 2003 and 2004, respectively, and a $1.8 million decrease in write down and losses on assets, partially offset by a $5.0 million decrease in net interest income and a $1.9 million increase in professional services. The change in discontinued operations was primarily due to a $48.5 million decrease in provision for credit losses, a $4.5 million decrease in taxes, and a $3.1 million impairment loss in the third quarter of 2003 as compared to none in the third quarter of 2004. These amounts were partially offset by a $6.9 million decrease in net interest income.
     The provision for credit losses from continuing operations was ($0.7) million during the third quarter of 2004 as compared to $25.5 million during the third quarter of 2003. The provision for credit losses included in discontinued operations decreased from $49.5 million to $1.0 million during the same period. The large provision for credit losses for the third quarter of 2003 was the result of the deterioration in the credit quality the loan portfolio noted during a comprehensive review of the adequacy of the allowance for loan loss. During the last half of 2003 and in 2004, CIB Marine focused on improving the quality of its loan portfolio and enhancing its lending, credit and management culture. Additional information about nonperforming loans is discussed in “Loans-Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest”. The problems associated with the credit portfolio noted in 2003 and the declining rate environment contributed to the decrease in net interest income for both continuing and discontinued operations. Due to the rate environment, write offs, and lower loan originations resulting from management’s focus on improving the quality of its loan portfolio, the average balance outstanding and the overall average yield on loans both decreased during the third quarter of 2004 as compared to the same period in 2003.
     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates of continuing operations for the nine months ended September 30, 2004 and 2003 were (12.0%) and (6.1%), respectively. The change in the effective tax rate was primarily due to a provision for a valuation allowance against the majority of the net deferred tax asset during 2003. Due to the significant losses in 2003 and 2004, CIB Marine determined that it was not more likely than not that the net deferred tax assets would be realized in their entirety.
     CIB Marine had a net loss of $29.4 million and diluted loss per share of $1.62 for the nine months ended September 30, 2004 compared to a net loss of $98.1 million and diluted loss per share of $5.36 for the nine months ended September 30, 2003. The $68.6 million decrease in loss for the nine months ended September 30, 2004 compared to the same period of 2003 was due to a decrease of $9.7 million in loss from continuing operations and a $58.9 million decrease in loss from discontinued operations. The majority of the $9.7 million decrease in net loss from continuing operations was due to a $27.1 million decrease in the provision for credit losses, partially offset by a $13.0 million decrease in net interest income, a $2.9 million increase in professional services and a $1.9 million impairment loss on CIB Marine’s investment in MICR. The majority of the $58.9 million decrease in net loss from discontinued operations was due to an $86.9 million decrease in provision for credit losses and a $5.1 million decrease in impairment losses. These decreases to the net loss were partially offset by a $20.0 million decrease in net interest income, a $4.8 million increase in taxes and a $2.2 million increase in professional services.
     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Consolidated Financial Data
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or For the Quarter Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$16,331	$23,531	$54,032	$74,179
Interest expense	8,933	11,118	28,502	35,660

Net interest income	7,398	12,413	25,530	38,519
Provision for credit losses	(738)	25,514	15,253	42,314

Net interest income after provision for credit losses	8,136	(13,101)	10,277	(3,795)
Noninterest income	1,159	1,900	3,308	4,425
Noninterest expense	13,645	14,259	42,226	37,835

Loss from continuing operations before income taxes	(4,350)	(25,460)	(28,641)	(37,205)
Income tax expense (benefit)	(1,069)	2,272	(3,427)	(2,258)

Net loss from continuing operations	(3,281)	(27,732)	(25,214)	(34,947)
Discontinued operations:
Pretax income (loss) from discontinued operations	2,583	(43,819)	(1,138)	(64,869)
Income tax expense (benefit)	1,091	5,618	3,097	(1,725)

Net income (loss) from discontinued operations	1,492	(49,437)	(4,235)	(63,144)

Net loss	$(1,789)	$(77,169)	$(29,449)	$(98,091)

Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.18)	$(1.52)	$(1.39)	$(1.91)
Discontinued operations	0.08	(2.71)	(0.23)	(3.46)

Net loss	$(0.10)	$(4.23)	$(1.62)	$(5.37)

Diluted earnings(loss) per share:
Loss from continuing operations	$(0.18)	$(1.52)	$(1.39)	$(1.91)
Discontinued operations	0.08	(2.71)	(0.23)	(3.46)

Net loss	$(0.10)	$(4.23)	$(1.62)	$(5.37)

Dividends	—	—	—	—
Book value per share	$4.30	$5.93	$4.30	$5.93
Weighted average shares outstanding-basic	18,232,450	18,259,831	18,250,637	18,295,555
Weighted average shares outstanding-diluted	18,232,450	18,259,831	18,250,637	18,295,555
Financial Condition Data
Total assets	$2,645,623	$3,361,800	$2,645,623	$3,361,800
Loans	1,620,137	2,566,312	1,620,137	2,566,312
Allowance for loan losses	(81,064)	(126,999)	(81,064)	(126,999)
Securities	770,972	585,245	770,972	585,245
Deposits	2,377,855	2,898,702	2,377,855	2,898,702
Borrowings, including junior subordinated debentures	148,052	256,638	148,052	256,638
Stockholders’ equity	80,351	147,992	80,351	147,992
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	1.87%	2.93%	2.18%	3.19%
Net interest spread (2)	1.58	2.64	1.92	2.88
Noninterest income to average assets (3)	0.46	0.54	0.52	0.59
Noninterest expense to average assets	3.20	2.28	3.28	2.12
Efficiency ratio (4)	138.66	68.19	123.39	58.06
Return on average assets (5)	(0.26)	(8.62)	(1.32)	(3.66)
Return on average equity (6)	(9.83)	(135.68)	(42.55)	(54.18)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	10.55%	8.35%	10.55%	8.35%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	6.64	6.54	6.64	6.54
Allowance for loan losses to loans	5.00	4.95	5.00	4.95
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	47.42	59.25	47.42	59.25
Net charge-offs annualized to average loans	6.73	4.83	3.59	2.86
Capital ratios:
Total equity to total assets	3.04%	4.40%	3.04%	4.40%
Total risk-based capital ratio	8.46	7.63	8.46	7.63
Tier 1 risk-based capital ratio	5.45	5.90	5.45	5.90
Leverage capital ratio	3.85	4.96	3.85	4.96
Other data:
Number of employees (full-time equivalent) (7)	653	885	653	885
Number of banking facilities	57	57	57	57

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2003, the effective tax rate used to calculate the tax-equivalent basis was 35%. Beginning in 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, the 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 1.93% for the quarter ended and 2.23% for the nine months ended September 30, 2004, respectively.

(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Return on average assets is annualized net income divided by average total assets.

(6)	Return on average equity is annualized net income divided by average common equity.

(7)	Does not include employees (full-time equivalent) of companies acquired from borrowers who were in default of their obligations to CIB Marine as follows:

	September 30,
	2004	2003
MICR	33	30
Canron	4	691

	37	721

CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or For the Quarter Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$16,331	$23,531	$54,032	$74,179
Interest expense	8,933	11,118	28,502	35,660

Net interest income	7,398	12,413	25,530	38,519
Provision for credit losses	(738)	25,514	15,253	42,314

Net interest income after provision for credit losses	8,136	(13,101)	10,277	(3,795)
Noninterest income	1,159	1,900	3,308	4,425
Noninterest expense	13,645	14,259	42,226	37,835

Loss from continuing operations before income taxes	(4,350)	(25,460)	(28,641)	(37,205)
Income tax expense (benefit)	(1,069)	2,272	(3,427)	(2,258)

Net loss from continuing operations	$(3,281)	$(27,732)	$(25,214)	$(34,947)

Common Share Data
Basic loss per share from continuing operations	$(0.18)	$(1.52)	$(1.39)	$(1.91)
Diluted loss per share from continuing operations	$(0.18)	$(1.52)	$(1.39)	$(1.91)
Dividends	—	—	—	—
Book value per share	$4.30	$5.93	$4.30	$5.93
Weighted average shares outstanding-basic	18,232,450	18,259,831	18,250,637	18,295,555
Weighted average shares outstanding-diluted	18,232,450	18,259,831	18,250,637	18,295,555
Financial Condition Data
Total assets	$1,395,341	$1,873,763	$1,395,341	$1,873,763
Loans	895,336	1,369,422	895,336	1,369,422
Allowance for loan losses	(42,859)	(58,209)	(42,859)	(58,209)
Securities	364,765	307,368	364,765	307,368
Deposits	1,236,128	1,639,523	1,236,128	1,639,523
Borrowings, including junior subordinated debentures	110,041	119,697	110,041	119,697
Stockholders’ equity	80,351	147,992	80,351	147,992
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.09%	3.02%	2.25%	3.11%
Net interest spread (2)	1.79	2.71	1.95	2.78
Noninterest income to average assets (3)	0.32	0.43	0.29	0.34
Noninterest expense to average assets	3.80	3.26	3.67	2.87
Efficiency ratio (4)	159.46	97.28	146.42	85.99
Return on average assets (5)	(0.50)	(17.62)	(2.56)	(7.44)
Return on average equity (6)	(9.83)	(135.68)	(42.55)	(54.18)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.37%	5.31%	8.37%	5.31%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	5.58	4.08	5.58	4.08
Allowance for loan losses to loans	4.79	4.25	4.79	4.25
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	57.17	80.12	57.17	80.12
Net charge-offs annualized to average loans	5.47	2.72	3.20	1.52
Capital ratios:
Total equity to total assets	5.76%	7.90%	5.76%	7.90%
Total risk-based capital ratio	8.46	7.63	8.46	7.63
Tier 1 risk-based capital ratio	5.45	5.90	5.45	5.90
Leverage capital ratio	3.85	4.96	3.85	4.96
Other data:
Number of employees (full-time equivalent) (7)	505	583	505	583
Number of banking facilities	41	41	41	41

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2003, the effective tax rate used to calculate the tax-equivalent basis was 35%. Beginning in 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, the 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.17% for the quarter ended and 2.32% for the nine months ended September 30, 2004, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Return on average assets is annualized net income divided by average total assets.

(6)	Return on average equity is annualized net income divided by average common equity.

(7)	Does not include employees (full-time equivalent) of companies in discontinued operations as follows:

	At September 30,
	2004	2003
CIB — Chicago	149	176
MICR	33	30
Commercial Finance	—	13
MSI	—	114
Canron	4	691

	186	1,024
Net Interest Income
     The following tables set forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. For 2003, the tables express interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by these tax-exempt assets. Beginning in 2004, CIB Marine does not expect to realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2004 has not been adjusted to reflect the tax-equivalent basis. See the income tax section of this Form 10-Q for additional information.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended September 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/ Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$744,817	$4,219	2.27%	$516,291	$2,696	2.09%
Tax-exempt (1)	44,867	439	3.91	59,812	855	5.72

Total securities	789,684	4,658	2.36	576,103	3,551	2.47
Loans(2)(3):
Commercial	488,975	5,799	4.72	750,311	10,992	5.81
Commercial real estate	1,230,547	17,134	5.54	1,845,146	28,608	6.15
Consumer	34,496	555	6.40	49,279	781	6.29

Total loans	1,754,018	23,488	5.33	2,644,736	40,381	6.06
Federal funds sold	137,043	494	1.43	16,026	45	1.11
Loans held for sale	19,585	344	6.99	168,390	2,202	5.19

Total interest-earning assets	2,700,330	28,984	4.27	3,405,255	46,179	5.38
Noninterest-earning assets
Cash and due from banks	50,383			53,328
Premises and equipment	27,778			29,958
Allowance for loan losses	(110,639)			(91,730)
Receivables from sale of stock	(4,068)			(7,907)
Accrued interest receivable and other assets	67,614			163,377

Total noninterest-earning assets	31,068			147,026

Total assets	$2,731,398			$3,552,281

Liabilities and Stockholders’ Equity
Interest-bearing liabilities

	Quarter Ended September 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/ Paid	Yield/Cost
	(Dollars in thousands)
Deposits:
Interest-bearing demand deposits	$89,127	$270	1.21%	$72,259	$193	1.06%
Money market	328,564	1,137	1.38	452,560	1,773	1.55
Other savings deposits	188,600	627	1.32	267,927	1,116	1.65
Time deposits(4)	1,668,047	12,127	2.89	1,936,710	15,575	3.19

Total interest-bearing deposits	2,274,338	14,161	2.48	2,729,456	18,657	2.71
Borrowings — short-term	52,140	483	3.69	215,830	852	1.57
Borrowings — long-term (4)	36,896	215	2.32	46,624	285	2.43
Junior subordinated debentures/ guaranteed trust preferred securities	61,857	1,441	9.32	60,000	1,280	8.53

Total borrowed funds	150,893	2,139	5.66	322,454	2,417	2.99

Total interest-bearing liabilities	2,425,231	16,300	2.69	3,051,910	21,074	2.74
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	184,359			212,695
Accrued interest and other liabilities	49,403			62,034

Total noninterest-bearing liabilities	233,762			274,729

Total liabilities	2,658,993			3,326,639
Stockholders’ equity	72,405			225,642

Total liabilities and stockholders’ equity	$2,731,398			$3,552,281

Net interest income and interest rate spread (1)(5)		$12,684	1.58%		$25,105	2.64%

Net interest-earning assets	$275,099			$353,345

Net interest margin (1)(6)			1.87%			2.93%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11%			1.12%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 1.93%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.6 million and $2.6 million for the quarters ended September 30, 2004 and 2003, respectively.

(4)	Interest rate and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
     TOTAL COMPANY-CONTINUING AND DISCONTINUED:

	Nine Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$681,483	$11,606	2.27%	$487,254	$9,967	2.73%
Tax-exempt (1)	47,565	1,354	3.80	61,022	2,627	5.74

Total securities	729,048	12,960	2.37	548,276	12,594	3.06
Loans (2)(3):
Commercial	590,611	22,503	5.09	770,951	35,218	6.11
Commercial real estate	1,410,331	60,951	5.77	1,886,635	92,267	6.54
Consumer	40,118	1,767	5.88	53,244	2,552	6.41

Total loans	2,041,060	85,221	5.58	2,710,830	130,037	6.41
Federal funds sold	109,981	980	1.19	27,740	317	1.53
Loans held for sale	31,950	1,466	6.13	147,240	5,861	5.32

Total interest-earning assets	2,912,039	100,627	4.61	3,434,086	148,809	5.79
Noninterest-earning assets
Cash and due from banks	49,942			50,256
Premises and equipment	28,586			29,246
Allowance for loan losses	(109,347)			(78,574)
Receivables from sale of stock	(4,572)			(7,927)
Accrued interest receivable and other assets	94,887			153,074

Total noninterest-earning assets	59,496			146,075

Total assets	$2,971,535			$3,580,161

Liabilities and Stockholders’ Equity Interest-bearing liabilities
Deposits:

	Nine Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-bearing demand deposits	$87,768	$741	1.13%	$67,694	$535	1.06%
Money market	367,876	3,813	1.38	417,775	5,364	1.72
Other savings deposits	212,378	2,180	1.37	241,702	3,401	1.88
Time deposits (4)	1,797,846	39,422	2.93	1,998,695	49,905	3.34

Total interest-bearing deposits	2,465,868	46,156	2.50	2,725,866	59,205	2.90
Borrowings — short-term	67,675	2,082	4.11	239,514	2,904	1.62
Borrowings — long-term (4)	40,938	698	2.28	46,940	873	2.49
Junior subordinated debentures/ guaranteed trust preferred securities	61,857	4,205	9.06	60,000	3,903	8.67

Total borrowed funds	170,470	6,985	5.47	346,454	7,680	2.96

Total interest-bearing liabilities	2,636,338	53,141	2.69	3,072,320	66,885	2.91
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	193,484			204,388
Accrued interest and other liabilities	49,262			61,414

Total noninterest-bearing liabilities	242,746			265,802

Total liabilities	2,879,084			3,338,122
Stockholders’ equity	92,451			242,039

Total liabilities and stockholders’ equity	$2,971,535			$3,580,161

Net interest income and interest rate spread (1)(5)		$47,486	1.92%		$81,924	2.88%

Net interest-earning assets	$275,701			$361,766

Net interest margin (1)(6)			2.18%			3.19%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10%			1.12%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.23%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $2.5 million and $7.7 million for the nine months ended September 30, 2004 and 2003, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
Reconciliation of Net Interest Income

	Quarter ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest Income reported in margin table (1)	$28,984	$46,179	$100,627	$148,809
Taxable equivalent adjustment continuing operations — tax-exempt securities	N/A	(166)	N/A	(508)
Taxable equivalent adjustment continuing operations — tax-exempt loans	N/A	(167)	N/A	(507)
Taxable equivalent adjustment — discontinued operations	N/A	(133)	N/A	(412)
Interest income included in discontinued operations	(12,653)	(22,182)	(46,595)	(73,203)

Interest income as reported in consolidated statement of operations	16,331	23,531	54,032	74,179
Interest expense reported in margin table	16,300	21,074	53,141	66,885

Interest expense included in discontinued operations	(7,367)	(9,956)	(24,639)	(31,225)

Interest expense as reported in consolidated statement of operations	8,933	11,118	28,502	35,660

Net interest income reported in margin table	12,684	25,105	47,486	81,924
Tax equivalent adjustment	N/A	(466)	N/A	(1,427)
Net discontinued operations	(5,286)	(12,226)	(21,956)	(41,978)

Net interest income continuing operations, net of adjustments reported in consolidated statement of operations	$7,398	$12,413	$25,530	$38,519

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.

     CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$354,058	$2,236	2.53%	$263,249	$1,639	2.49%
Tax-exempt (1)	20,767	224	4.31	32,605	473	5.80

Total securities	374,825	2,460	2.63	295,854	2,112	2.86
Loans(2)(3):
Commercial	274,152	3,403	4.94	437,750	6,185	5.61
Commercial real estate	665,185	9,696	5.80	899,597	14,978	6.61
Consumer	29,337	488	6.62	35,139	563	6.36

Total loans	968,674	13,587	5.58	1,372,486	21,726	6.28
Federal funds sold	65,132	237	1.45	9,710	26	1.06
Loans held for sale	1,413	47	13.23	—	—	—

Total interest-earning assets (1)	1,410,044	16,331	4.61	1,678,050	23,864	5.65
Noninterest-earning assets
Cash and due from banks	35,294			30,469
Premises and equipment	14,995			16,658
Allowance for loan losses	(57,258)			(43,471)
Receivables from sale of stock	(3,448)			(4,229)
Accrued interest receivable and other assets	29,259			59,884

Total noninterest-earning assets	18,842			59,311

Total assets of continuing operations	1,428,886			1,737,361
Assets of companies held for disposal	1,302,512			1,814,920

Total assets	$2,731,398			$3,552,281

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$65,180	$205	1.25%	$50,766	$131	1.02%
Money market	270,441	941	1.38	387,204	1,582	1.62
Other savings deposits	41,527	126	1.21	29,131	88	1.20
Time deposits (4)	781,108	5,743	2.92	923,073	7,541	3.24

Total interest-bearing deposits	1,158,256	7,015	2.41	1,390,174	9,342	2.67
Borrowings — short-term	34,794	384	4.39	34,562	293	3.36
Borrowings — long-term (4)	7,250	93	5.10	15,750	203	5.11
Junior subordinated debentures/ guaranteed trust preferred securities	61,857	1,441	9.32	60,000	1,280	8.53

Total borrowed funds	103,901	1,918	7.37	110,312	1,776	6.43

Total interest-bearing liabilities	1,262,157	8,933	2.82	1,500,486	11,118	2.94
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	121,708			137,044
Accrued interest and other liabilities	19,398			10,718

Total noninterest-bearing liabilities	141,106			147,762

Total liabilities of continuing operations	1,403,263			1,648,248
Liabilities of companies held for disposal	1,255,730			1,678,391

Total liabilities	2,658,993			3,326,639
Stockholders’ equity	72,405			225,642

Total liabilities and stockholders’ equity	$2,731,398			$3,552,281

Net interest income and interest rate spread(1)(5)		$7,398	1.79%		$12,746	2.71%

Net interest-earning assets	$147,887			$177,564

Net interest margin (1)(6)			2.09%			3.02%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12%			1.12%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004 and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.17%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.3 million and $1.2 million for the quarters ended September 30, 2004 and 2003, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

(7)	For comparative purposes, assets and liabilities of companies held for disposal include MSI and Hillside, including MICR, CIB Construction and CIB-Chicago for all periods presented.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Nine Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$355,376	$6,625	2.49%	$261,601	$5,912	3.01%
Tax-exempt (1)	20,836	680	4.35	32,660	1,449	5.92

Total securities	376,212	7,305	2.59	294,261	7,361	3.34
Loans(2)(3):
Commercial	321,528	11,975	4.97	457,534	20,866	6.10
Commercial real estate	732,280	32,598	5.95	895,859	44,946	6.71
Consumer	32,158	1,455	6.04	38,346	1,845	6.43

Total loans	1,085,966	46,028	5.66	1,391,739	67,657	6.50
Federal funds sold	53,772	486	1.21	15,456	176	1.52
Loans held for sale	2,154	213	13.21	—	—	—

Total interest-earning assets	1,518,104	54,032	4.75	1,701,456	75,194	5.91
Noninterest-earning assets
Cash and due from banks	32,065			28,515
Premises and equipment	15,508			16,127
Allowance for loan losses	(53,777)			(36,512)
Receivables from sale of stock	(2,414)			(2,430)
Accrued interest receivable and other assets	27,179			54,630

Total noninterest-earning assets	18,561			60,330

Total assets of continuing operations	1,536,665			1,761,786
Assets of companies held for disposal	1,434,870			1,818,375

Total assets	$2,971,535			$3,580,161

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$62,975	$545	1.16%	$48,759	$381	1.04%
Money market	311,711	3,287	1.41	359,227	4,829	1.80
Other savings deposits	39,224	353	1.20	26,808	267	1.33
Time deposits(4)	840,818	18,667	2.97	973,102	24,833	3.41

Total interest-bearing deposits	1,254,728	22,852	2.43	1,407,896	30,310	2.88
Borrowings — short-term	31,600	1,021	4.32	39,564	843	2.85
Borrowings — long-term (4)	11,004	424	5.15	15,750	604	5.13
Junior subordinated debentures/ guaranteed trust preferred securities	61,857	4,205	9.06	60,000	3,903	8.67

Total borrowed funds	104,461	5,650	7.21	115,314	5,350	6.19

Total interest-bearing liabilities	1,359,189	28,502	2.80	1,523,210	35,660	3.13
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	124,346			130,676
Accrued interest and other liabilities	11,740			12,322

Total noninterest-bearing liabilities	136,086			142,998

Total liabilities of continuing operations	1,495,275			1,666,208
Liabilities of companies held for disposal	1,383,809			1,671,914

Total liabilities	2,879,084			3,338,122
Stockholders’ equity	92,451			242,039

Total liabilities and stockholders’ equity	$2,971,535			$3,580,161

Net interest income and interest rate spread(1)(5)		$25,530	1.95%		$39,534	2.78%

Net interest-earning assets	$158,915			$178,246

Net interest margin (1)(6)			2.25%			3.11%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12%			1.12%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.32%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $1.2 million and $3.4 million for the nine months ended September 30, 2004 and 2003, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
     Net interest income decreased $5.3 million, or 42.0%, from $12.7 million for the third quarter of 2003, on a tax-equivalent basis, to $7.4 million for the third quarter of 2004. The decrease was primarily due to a $0.3 billion, or a 16.0% decrease in the average balance of interest-earning assets and a 104 basis point reduction in the average yield on these assets. The principal source of this decrease occurred in commercial and commercial real estate loans.
     Net interest income decreased $14.0 million, or 35.4%, from $39.5 million for the nine months ended September 30, 2003, on a tax-equivalent basis, to $25.5 million for the nine months ended September 30, 2004. The decrease in net interest income was primarily due a $0.2 billion, or 10.8% reduction in the average balance and a 116 basis point reduction in the average yields on interest-earning assets for the first nine months of 2004 as compared to the same period in 2003. The principal source of this decrease occurred in commercial, commercial real estate loans and loans held for sale.
     CIB Marine’s net interest spread declined by 92 basis points from 2.71% for the third quarter of 2003 to 1.79% for the third quarter of 2004. The net interest spread for the nine months ended September 30, 2004 as compared to the same period in 2003 declined by 83 basis points. The net interest margin declined 93 basis points from 3.02% for the third quarter of 2003 to 2.09% for the third quarter of 2004 and decreased by 86 basis points from 3.11% for the nine months ended September 30, 2003 to 2.25% for the nine months ended September 30, 2004. These declines were the result of the reduction in loans as a percentage of total earning assets, high levels of nonaccrual loans and holding short-term liquid assets in a steep yield curve environment. To reduce liquidity risk, management increased the percentage of short-term liquid assets to total assets. Short-term liquid assets include cash and due from banks, federal funds, reverse repurchase agreements and investment securities.
     Total interest income decreased $7.5 million, or 31.6%, from $23.9 million, on a tax equivalent basis, in the third quarter of 2003 to $16.3 million in the third quarter of 2004. The decrease was primarily the result of a decline in the average balance of interest-earning assets and a 104 basis point decline in the yield on these assets. Interest income on loans, the largest component of interest-earning assets, decreased by $8.1 million, or 37.5% due to a $0.4 billion decrease in the average balance and a 70 basis point decrease in the loan yield. This decrease was partially offset by a $0.3 million increase in interest income on securities driven by an increase in the average balance.
     Total interest income decreased $21.2 million, or 28.1%, from $75.2 million, on a tax equivalent basis, for the nine months ended September 30, 2003 to $54.0 million for the nine months ended September 30, 2004. The decrease was primarily the result of the 116 basis point decline in the yield on average earning assets and lower average earning asset balances. Loan income decreased $21.6 million, or 32.0%, due to lower average balances and lower rates earned. The yield on loans decreased from 6.50% for the nine months ended September 30, 2003 to 5.66% for the same period in 2004.
     Total interest expense decreased $2.2 million, or 19.7%, from $11.1 million in the third quarter of 2003 to $8.9 million in the third quarter of 2004. This reduction was primarily the result of the decrease in the average balance of interest-bearing liabilities of $0.2 billion. Interest expense on deposits decreased 24.9% due to lower average deposit balances and interest rates paid.
     For the nine-month period ended September 30, 2004, total interest expense decreased $7.2 million, or 20.1%, from $35.7 million for the nine months ended September 30, 2003 to $28.5 million in 2004. This reduction was primarily the result of the decrease in the average balance of interest-bearing liabilities of $0.2 billion and a 33 basis point decline in the rate paid. Interest expense on deposits decreased by 24.6% due to lower interest rates paid and decreased average deposit balances. The average balance on interest-bearing deposits decreased $0.2 billion and the yield decreased 45 basis points.
     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended September 30, 2004 Compared to				Nine Months Ended September 30, 2004 Compared to
	Quarter Ended September 30, 2003(2)				Nine Months Ended September 30, 2003 (2)
				%				%
	Volume	Rate	Total	Change	Volume	Rate	Total	Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$1,278	$245	$1,523	56.49%	$3,505	$(1,866)	$1,639	16.44%
Securities — tax-exempt (1)	(183)	(233)	(416)	(48.65)	(502)	(771)	(1,273)	(48.46)

Total securities	1,095	12	1,107	31.17	3,003	(2,637)	366	2.91
Commercial	(3,371)	(1,822)	(5,193)	(47.24)	(7,424)	(5,291)	(12,715)	(36.10)
Commercial real estate	(8,835)	(2,639)	(11,474)	(40.11)	(21,393)	(9,923)	(31,316)	(33.94)
Consumer	(240)	14	(226)	(28.94)	(590)	(195)	(785)	(30.76)

Total loans (including fees)	(12,446)	(4,447)	(16,893)	(41.83)	(29,407)	(15,409)	(44,816)	(34.46)
Federal funds sold	433	16	449	997.78	748	(85)	663	209.15
Loans held for sale	(2,429)	571	(1,858)	(84.38)	(5,173)	778	(4,395)	(74.99)

Total interest income (1)	(13,347)	(3,848)	(17,195)	(37.24)	(30,829)	(17,353)	(48,182)	(32.38)
Interest Expense
Interest-bearing demand deposits	49	28	77	39.90	168	38	206	38.50
Money market	(449)	(187)	(636)	(35.87)	(592)	(959)	(1,551)	(28.91)
Other savings deposits	(293)	(196)	(489)	(43.82)	(377)	(844)	(1,221)	(35.90)
Time deposits	(2,060)	(1,388)	(3,448)	(22.14)	(4,721)	(5,762)	(10,483)	(21.01)

Total deposits	(2,753)	(1,743)	(4,496)	(24.10)	(5,522)	(7,527)	(13,049)	(22.04)
Borrowings — short-term	(959)	590	(369)	(43.31)	(3,104)	2,282	(822)	(28.31)
Borrowings — long-term	(57)	(13)	(70)	(24.56)	(106)	(69)	(175)	(20.05)
Junior subordinated debentures/guaranteed trust preferred securities	40	121	161	12.58	123	179	302	7.74

Total borrowed funds	(976)	698	(278)	(11.50)	(3,087)	2,392	(695)	(9.05)

Total interest expense	(3,729)	(1,045)	(4,774)	(22.65)	(8,609)	(5,135)	(13,744)	(20.55)

Net interest income (1)	$(9,618)	$(2,803)	$(12,421)	(49.48)%	$(22,220)	$(12,218)	$(34,438)	(42.04)%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended September 30, 2004 Compared to				Nine Months Ended September 30, 2004 Compared to
	Quarter Ended September 30, 2003(2)				Nine Months Ended September 30, 2003 (21
				%				%
	Volume	Rate	Total	Change	Volume	Rate	Total	Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$573	$24	$597	36.42%	$1,870	$(1,157)	$713	12.06%
Securities — tax-exempt (2)	(146)	(103)	(249)	(52.64)	(445)	(324)	(769)	(53.07)

Total securities	427	(79)	348	16.48	1,425	(1,481)	(56)	(0.76)
Commercial	(2,111)	(671)	(2,782)	(44.98)	(5,490)	(3,401)	(8,891)	(42.61)
Commercial real estate	(3,596)	(1,686)	(5,282)	(35.27)	(7,613)	(4,735)	(12,348)	(27.47)
Consumer	(97)	22	(75)	(13.32)	(284)	(106)	(390)	(21.14)

Total loans (including fees)	(5,804)	(2,335)	(8,139)	(37.46)	(13,387)	(8,242)	(21,629)	(31.97)
Federal funds sold	198	13	211	811.54	353	(43)	310	176.14
Loans held for sale	47	—	47	—	213	—	213	—

Total interest income (1)	(5,132)	(2,401)	(7,533)	(31.57)	(11,396)	(9,766)	(21,162)	(28.14)
Interest Expense
Interest-bearing demand deposits	41	33	74	56.49	120	44	164	43.04
Money market	(432)	(209)	(641)	(40.52)	(586)	(956)	(1,542)	(31.93)
Other savings deposits	37	1	38	43.18	114	(28)	86	32.21
Time deposits	(1,100)	(698)	(1,798)	(23.84)	(3,142)	(3,024)	(6,166)	(24.83)

Total deposits	(1,454)	(873)	(2,327)	(24.91)	(3,494)	(3,964)	(7,458)	(24.61)
Borrowings — short-term	2	89	91	31.06	(194)	372	178	21.12
Borrowings — long-term	(110)	—	(110)	(54.19)	(182)	2	(180)	(29.80)
Junior subordinated debentures	40	121	161	12.58	123	179	302	7.74

Total borrowed funds	(68)	210	142	8.00	(253)	553	300	5.61

Total interest expense	(1,522)	(663)	(2,185)	(19.65)	(3,747)	(3,411)	(7,158)	(20.07)

Net interest income (1)	$(3,610)	$(1,738)	$(5,348)	(41.96)%	$(7,649)	$(6,355)	$(14,004)	(35.42)%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a negative $0.7 million for the third quarter of 2004, as compared to $25.5 million expense for the same period of 2003. For the nine-month period ended September 30, 2004, the provision for credit losses was $15.3 million, as compared to $42.3 million for the same period of 2003, representing a decrease of 64.0%. The decrease in the provision is primarily due to a decline in the amount of loans outstanding and a higher provision in 2003 resulting from credit risk associated with certain borrowing relationships and certain risks associated with the growth of the loan portfolio. Charge-offs taken in the third quarter of 2004 were mostly on loans with previously recorded specific reserves. Nonaccrual loans for companies included in continuing operations decreased 14.6% in the third quarter of 2004 as compared to June 30, 2004.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Loan fees	$252	$342	$746	$944
Deposit service charges	415	506	1,310	1,430
Other service fees	128	41	222	135
Other income	364	1,011	1,030	1,916

	$1,159	$1,900	$3,308	$4,425

     Noninterest income decreased $0.7 million or 39.0%, from $1.9 million for the third quarter of 2003 to $1.2 million for the third quarter of 2004 mainly due to a $0.6 million decrease in other noninterest income. The decrease in other noninterest income was primarily due to $0.4 million in equity income of limited partnerships during the third quarter of 2003 as compared to none during the same period in 2004. CIB Marine sold its interest in these limited partnerships during the first quarter of 2004. Additionally, the fair value adjustment on derivatives decreased $0.2 million during the third quarter of 2004 as compared to the third quarter of 2003.
     Noninterest income decreased $1.1 million, or 25.2%, from $4.4 million for the nine months ended September 30, 2003 to $3.3 million for nine months ended September 30 2004. The decrease was primarily due to $0.8 million equity income of limited partnerships recognized during the first nine months of 2003 as compared to none in 2004. CIB Marine sold its interest in these limited partnerships during the first quarter of 2004. Additionally, loan fees decreased $0.2 million during the first nine months of 2004 as compared the same period in 2003 due to lower loan originations as CIB Marine focused its resources from that of growth to improving the quality of its credit portfolio.
Noninterest Expense
     The following table presents the significant components of noninterest expense:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Compensation and employee benefits	$6,800	$7,631	$22,425	$23,000
Equipment	1,005	1,090	3,260	3,164
Occupancy and premises	803	726	2,426	2,197
Professional services	2,317	394	4,237	1,354
Goodwill impairment loss	—	—	1,921	—
Write down and losses on assets	584	2,416	1,783	2,530

Other expense:
Payroll and other processing charges	29	28	96	99
Correspondent bank charges	92	103	296	281

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Advertising/marketing	134	176	463	486
Communications	278	360	881	1,101
Supplies and printing	81	90	280	331
Shipping and handling	202	191	609	510
Collection expense	26	16	99	58
FDIC and state assessments	427	132	1,302	372
Recording and filing fees	33	39	90	94
Foreclosed property	9	77	107	373
Other expense	825	790	1,951	1,885

Total other expense	2,136	2,002	6,174	5,590

Total noninterest expense	$13,645	$14,259	$42,226	$37,835

     Total noninterest expense decreased $0.6 million, or 4.3%, from $14.3 million for the third quarter of 2003 to $13.6 million for the third quarter of 2004. The decrease was primarily due to a reduction in compensation and employee benefits and reduced write down and losses on assets. These decreases were partially offset by increases in professional fees and FDIC and state assessments.
     Compensation and employee benefits expense is the largest component of noninterest expense and represented 49.8% of total noninterest expense for the third quarter of 2004 compared to 53.5% for the third quarter of 2003. Compensation and employee benefits expense decreased $0.8 million, or 10.9%, from $7.6 million for the third quarter of 2003, to $6.8 million for the third quarter of 2004. The decrease in compensation and benefit expense is primarily due to an overall cost savings program begun by CIB Marine in June 2004. The program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions. The total number of full-time equivalent employees of companies included in continuing operations decreased from 583 at September 30, 2003 to 505 at September 30, 2004.
     Net write downs and losses on assets decreased $1.8 million, or 75.8%, from $2.4 million for the third quarter of 2003 to $0.6 million for the third quarter of 2004. During the third quarter of 2004, CIB Marine sold a limited amount of loans held by its mezzanine lending company as part of the restructuring of its loan portfolio and recognized a $0.6 million loss related to the sale. During 2003, CIB Marine recognized a $1.2 million market value loss relating to the unconsolidated interest CIB Marine has in a closely held information services company. There were no such impairment losses in the third quarter of 2004. Additionally, in the third quarter of 2003, CIB Marine recognized a net $1.2 million loss on sales and impairments of foreclosed properties as compared to none during the same period in 2004.
     Professional services expense increased $1.9 million from $0.4 million to $2.3 million for the quarters ended September 30, 2003 and 2004, respectively, primarily due to an independent investigation and strategic planning. In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate credit and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of developments. During the third quarter of 2004, $1.4 million of legal fees relating to the independent investigation were incurred. In early 2004 the Board of Directors also engaged a consulting firm to investigate various strategic alternatives to strengthen the capital position of the Company. Professional services costs related to this process were approximately $0.3 million for the third quarter of 2004.
     Total noninterest expense increased $4.4 million, or 11.6%, from $37.8 million for the nine months ended September 30, 2003 to $42.2 million for the nine months ended September 30, 2004. The increase was primarily due a $1.9 million impairment loss recognized on CIB’s investment in MICR and an increase in professional fees and FDIC and state assessments. These amounts were partially offset by decreases in compensation and employee benefits and write down and losses on other assets.
     Professional services expense increased $2.9 million from $1.3 million to $4.2 million for the nine months ended September 30, 2003 and 2004, respectively, primarily due to an independent investigation and strategic planning. In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate credit and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of developments. During the nine months ended September 30, 2004, $1.7 million of legal fees relating to the independent investigation were incurred. In early 2004 the Board of Directors also engaged a consulting firm to investigate various strategic alternatives to strengthen the capital position of the company. Professional services costs related to this process were approximately $0.8 million for the nine months ended September 30, 2004.

     FDIC and state assessments increased $0.9 million, from $0.4 million for the nine months ended September 30, 2003 to $1.3 million for the same period in 2004. The increase was driven by higher FDIC insurance premiums which are assessed based on the risk each financial institution poses to the FDIC insurance funds as measured by the capital category and supervisory category assigned to each institution. During 2004, certain of CIB Marine’s subsidiary banks were assigned a higher risk assessment classification than in 2003, resulting in a higher assessment rate imposed by the FDIC.
     Compensation and employee benefits expense represented 53.1% of total noninterest expense for the nine months ended September 30, 2004 compared to 60.8% for the same period of 2003. Compensation and employee benefits expense decreased $0.6 million, or 2.5%, from $23.0 million for the nine months ended September 30, 2003, to $22.4 million for the same period in 2004. The decrease in compensation and benefit expense is primarily due to an overall cost savings program begun by CIB Marine in June 2004. The program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions. The total number of full-time equivalent employees of companies included in continuing operations decreased from 583 at September 30, 2003 to 505 at September 30, 2004. Additionally, CIB Marine’s total contribution to its employee 401(k) plan and employee stock ownership plan decreased $0.3 million during the nine months ended September 30, 2004 as compared to the same period in 2003. During 2004, CIB Marine did not make any contributions to its employee stock ownership plan and during the first quarter of 2004, CIB Marine suspended the matching contribution to the 401(k) plan.
     Net write downs and losses on assets decreased $0.7 million from $2.5 million for the nine months ended September 30, 2003 to $1.8 million for the nine months ended September 30, 2004. The decrease was mainly due to a net decrease in the market value adjustment of two closely held investment interests and a decrease in loss on foreclosed properties, partially offset by loss on loan sales. During the first nine months of 2003, CIB Marine recognized a $1.2 million market value loss relating to the unconsolidated interest CIB Marine had in a closely held information services company as compared to a $0.3 million loss during the same period of 2004. Additionally, net loss on foreclosed properties decreased $0.6 million from $1.2 million to $0.6 million for the nine months ended September 30, 2003 and 2004, respectively. These decreases in losses were partially offset by a $0.2 million market value loss on a closely held manufacturing company as compared to none during the same period of 2003 and a $0.6 million loss on loans sold during the nine months ended September 30, 2004. During the third quarter of 2004, CIB Marine sold a limited amount of loans held by its mezzanine lending company as part of the restructuring of its loan portfolio. There were no such loan sales during the nine months ended September 30, 2003.
Discontinued Operations
     Overview-discontinued operations
     Loss from discontinued operations is comprised of impairment losses on assets held for disposal, gains and losses on sale of assets held for disposal and the consolidated operating results of MSI and CIB — Chicago, including its subsidiaries CIB Construction and Commercial Finance. During the third quarter of 2004, to improve capital and strengthen the organization, CIB Marine implemented a plan to sell Hillside, including its subsidiary, CIB — Chicago. The net income or loss of Hillside, CIB Construction, Commercial Finance and CIB Marine’s mortgage banking segment are included in loss from discontinued operations on the consolidated statements of income for the quarter and nine months ended September 30, 2004.
     Net income from discontinued operations was $1.4 million for the quarter ended September 30, 2004 as compared to a net loss of $49.4 million for the same period in 2003. The $50.9 million change in discontinued operations was primarily due to a $48.5 million decrease in provision for credit losses, a $4.5 million decrease in taxes and a $3.1 million impairment loss on net assets of companies held for disposal in the third quarter of 2003 as compared to none in the third quarter of 2004. These amounts were partially offset by a $6.9 million decrease in net interest income.
     Net loss from discontinued operations decreased from $63.1 million for the nine months ended September 30, 2003 to $4.2 million during the same period of 2004. The $58.9 million decrease was primarily due to an $86.9 million decrease in provision for credit losses and a $4.8 million decrease in impairment losses on assets of companies held for disposal. These decreases to the net loss were partially offset by a $20.0 million decrease in net interest income, a $4.8 million increase in taxes and a $2.2 million increase in professional services. Due to the rate environment, write offs, and lower loan originations resulting from management’s focus on improving the quality of its loan portfolio, the average balance outstanding and the overall average yield on loans decreased during the third quarter of 2004 as compared to the same period in 2003.

Net Interest Income-discontinued operations
     Net interest income from discontinued operations for the quarter ended September 2004 as compared to the tax-equivalent basis for 2003, decreased $7.1 million, or 57.2%, from $12.4 million, in 2003, to $5.3 million in 2004. The decline was driven by a $9.7 million decrease in interest income. The decrease in interest income was primarily due to a $8.8 million decrease in interest income on loans resulting from a decrease in the average balance and yield on these assets and a $1.9 million decrease in interest income on loans held for sale. The average balance of loans declined $486.9 million from $1.3 billion during the third quarter of 2003 to $785.3 million during the same period in 2004. Due to the rate environment, write offs, and lower loan originations resulting from management’s focus on improving the quality of its loan portfolio, the average balance outstanding and the overall average yield on loans decreased during the third quarter of 2004 as compared to the same period in 2003. The decrease in interest income on loans and loans held for sale was partially offset by a $0.8 million increase in interest income on securities due to an increase in the average balance of securities during the third quarter of 2004 as compared to the third quarter of 2003. Additionally, interest expense decreased $2.6 million during the third quarter of 2004 as compared to the same period in 2003 mainly due to the decline in the average balance and yields on time and other savings deposits. The decrease in these deposits was driven by the rate environment and less competitive pricing by CIB as a result of its risk management policy.
     Net interest income from discontinued operations for the nine months ended September 2004 as compared to the tax-equivalent basis for 2003 decreased $20.4 million, or 48.2%, from $42.4 million to $22.0 million in 2004. The decline was driven by a $27.0 million decrease in tax-equivalent interest income due to a decrease in the average balance and rate of interest-earning assets. The average balance of interest-earning assets declined $338.7 million and the average yield on these assets declined 122 basis points. Loans accounted for the majority of the decrease in both the average balance and yield on interest-earning assets. The average balance of loans declined $364.0 million and the average loan yield declined 84 basis points, resulting in a $23.2 million decrease in interest income on loans. The decrease in interest income was partially offset by a $6.6 million decrease in interest expense driven by a decline in both the yield and average balance of deposits.
     The following tables set forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each major asset and liability for discontinued operations as applicable. For 2003, the tables express interest income on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt investment securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by these tax-exempt assets. Beginning in 2004, CIB Marine does not expect to realize all of the tax benefits associated with these tax-exempt assets due to substantial losses incurred in 2004. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2004 has not been adjusted to reflect the tax equivalent basis.
     DISCONTINUED OPERATIONS:

	Quarter Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$390,759	$1,983	2.03%	$253,042	$1,057	1.67%
Tax-exempt (1)	24,100	215	3.57	27,207	382	5.62

Total securities	414,859	2,198	2.12	280,249	1,439	2.05
Loans(2)(3):
Commercial	214,823	2,396	4.44	312,561	4,807	6.10
Commercial real estate	565,362	7,438	5.23	945,549	13,630	5.72
Consumer	5,159	67	5.17	14,140	218	6.12

Total loans	785,344	9,901	5.02	1,272,250	18,655	5.82
Federal funds sold	71,911	257	1.42	6,316	19	1.19
Loans held for sale	18,172	297	6.50	168,390	2,202	5.19

Total interest-earning assets	1,290,286	12,653	3.90	1,727,205	22,315	5.13
Noninterest-earning assets
Cash and due from banks	15,089			22,859
Premises and equipment	12,783			13,300
Allowance for loan losses	(53,381)			(48,259)
Receivables from sale of stock	(620)			(3,678)
Accrued interest receivable and other assets	38,355			103,493

Total noninterest-earning assets	12,226			87,715

Total assets	$1,302,512			$1,814,920

	Quarter Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$23,947	$65	1.08%	$21,493	$62	1.14%
Money market	58,123	196	1.34	65,356	191	1.16
Other savings deposits	147,073	501	1.36	238,796	1,028	1.71
Time deposits(4)	886,939	6,384	2.86	1,013,637	8,034	3.14

Total interest-bearing deposits	1,116,082	7,146	2.55	1,339,282	9,315	2.76
Borrowings — short-term	17,346	99	2.27	181,268	559	1.22
Borrowings — long-term (4)	29,646	122	1.64	30,874	82	1.05

Total borrowed funds	46,992	221	1.87	212,142	641	1.20

Total interest-bearing liabilities	1,163,074	7,367	2.53	1,551,424	9,956	2.55
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	62,651			75,651
Accrued interest and other liabilities	30,005			51,316

Total noninterest-bearing liabilities	92,656			126,967

Total liabilities	1,255,730			1,678,391
Stockholders’ equity	47,402			140,207
Receivables from sale of stock	(620)			(3,678)

Total liabilities and stockholders’ equity	$1,302,512			$1,814,920

Net interest income and interest rate spread (1)(5)		$5,286	1.37%		$12,359	2.58%

Net interest-earning assets	$127,212			$175,781

Net interest margin (1)(6)			1.63%			2.84%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11%			1.11%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 1.67%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.3 million and $1.4 million for the quarters ended September 30, 2004 and 2003, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
DISCONTINUED OPERATIONS:

	Nine Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$326,107	$4,981	2.04%	$225,653	$4,055	2.40%
Tax-exempt (1)	26,729	674	3.36	28,362	1,178	5.54

Total securities	352,836	5,655	2.14	254,015	5,233	2.75
Loans(2)(3):
Commercial	269,083	10,528	5.23	313,417	14,352	6.12
Commercial real estate	678,051	28,353	5.59	990,776	47,321	6.39
Consumer	7,960	312	5.24	14,898	707	6.34

Total loans	955,094	39,193	5.48	1,319,091	62,380	6.32
Federal funds sold	56,209	494	1.17	12,284	141	1.53
Loans held for sale	29,796	1,253	5.62	147,240	5,861	5.32

Total interest-earning assets	1,393,935	46,595	4.46	1,732,630	73,615	5.68

Noninterest-earning assets
Cash and due from banks	17,877			21,741
Premises and equipment	13,078			13,119
Allowance for loan losses	(55,570)			(42,062)
Receivables from sale of stock	(2,158)			(5,497)
Accrued interest receivable and other assets	67,708			98,444

Total noninterest-earning assets	40,935			85,745

Total assets	$1,434,870			$1,818,375

	Nine Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$24,793	$196	1.06%	$18,935	$154	1.09%
Money market	56,165	526	1.25	58,548	535	1.22
Other savings deposits	173,154	1,827	1.41	214,894	3,134	1.95
Time deposits(4)	957,028	20,755	2.90	1,025,593	25,072	3.27

Total interest-bearing deposits	1,211,140	23,304	2.57	1,317,970	28,895	2.93
Borrowings — short-term	36,075	1,061	3.93	199,950	2,061	1.38
Borrowings — long-term (4)	29,934	274	1.22	31,190	269	1.15

Total borrowed funds	66,009	1,335	2.70	231,140	2,330	1.35

Total interest-bearing liabilities	1,277,149	24,639	2.58	1,549,110	31,225	2.69

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	69,138			73,712
Accrued interest and other liabilities	37,522			49,092

Total noninterest-bearing liabilities	106,660			122,804

Total liabilities	1,383,809			1,671,914
Stockholders’ equity	53,219			151,958
Receivables from sale of stock	(2,158)			(5,497)

Total liabilities and stockholders’ equity	$1,434,870			$1,818,375

Net interest income and interest rate spread(1)(5)		$21,956	1.88%		$42,390	2.99%

Net interest-earning assets	$116,786			$183,520

Net interest margin (1)(6)			2.10%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09%			1.12%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.14%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $1.3 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
     The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:
DISCONTINUED OPERATIONS:

	Quarter Ended September 30, 2004 Compared to				Nine Months Ended September 30, 2004 Compared to
	Quarter Ended September 30, 2003 (2)				Nine Months Ended September 30, 2003 (2)
				%				%
	Volume	Rate	Total	Change	Volume	Rate	Total	Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$664	$262	$926	87.61%	$1,602	$(676)	$926	22.84%
Securities — tax-exempt (1)	(40)	(127)	(167)	(43.72)	(65)	(439)	(504)	(42.78)

Total securities	624	135	759	52.74	1,537	(1,115)	422	8.06
Commercial	(1,288)	(1,123)	(2,411)	(50.16)	(1,879)	(1,945)	(3,824)	(26.64)
Commercial real estate	(5,113)	(1,079)	(6,192)	(45.43)	(13,578)	(5,390)	(18,968)	(40.08)
Consumer	(121)	(30)	(151)	(69.27)	(287)	(108)	(395)	(55.87)

Total loans (including fees)	(6,522)	(2,232)	(8,754)	(46.93)	(15,744)	(7,443)	(23,187)	(37.17)
Federal funds sold	233	5	238	1,252.63	393	(40)	353	250.35
Loans held for sale	(2,350)	445	(1,905)	(86.51)	(4,917)	309	(4,608)	(78.62)

Total interest income(1)	(8,015)	(1,647)	(9,662)	(43.30)	(18,731)	(8,289)	(27,020)	(36.70)
Interest Expense
Interest-bearing demand deposits	7	(4)	3	4.84	46	(4)	42	27.27
Money market	(23)	28	5	2.62	(22)	13	(9)	(1.68)
Other savings deposits	(343)	(184)	(527)	(51.26)	(539)	(768)	(1,307)	(41.70)
Time deposits	(963)	(687)	(1,650)	(20.54)	(1,599)	(2,718)	(4,317)	(17.22)

Total deposits	(1,322)	(847)	(2,169)	(23.29)	(2,114)	(3,477)	(5,591)	(19.35)
Borrowings — short-term	(726)	266	(460)	(82.29)	(2,651)	1,651	(1,000)	(48.52)
Borrowings — long-term	(3)	43	40	48.78	(11)	16	5	1.86

	Quarter Ended September 30, 2004 Compared to				Nine Months Ended September 30, 2004 Compared to
	Quarter Ended September 30, 2003 (2)				Nine Months Ended September 30, 2003 (2)
				%				%
	Volume	Rate	Total	Change	Volume	Rate	Total	Change
	(Dollars in thousands)
Total borrowed funds	(729)	309	(420)	(65.52)	(2,662)	1,667	(995)	(42.70)

Total interest expense	(2,051)	(538)	(2,589)	(26.00)	(4,776)	(1,810)	(6,586)	(21.09)

Net Interest Income (1)	$(5,964)	$(1,109)	$(7,073)	(57.23)%	$(13,955)	$(6,479)	$(20,434)	(48.20)%

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004. Accordingly, 2004 is not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
Provision for credit losses-discontinued operations
     Included in discontinued operations is provision for credit losses which represents provision for loan losses and losses on unfunded commitments and standby letters of credit. The provision included in discontinued operations for the quarter ended September 30, 2004 was $1.0 million as compared to $49.5 million during the same period in 2003 and $5.3 million for the first nine months of 2004 as compared to $92.2 million for the first nine months of 2003. During 2003, as a result of regular examinations, an increase in net loan charge-offs and the deterioration in the quality of the loan portfolio, CIB — Chicago significantly increased its provision for credit losses.
     The following table summarizes changes in the allowance for loan losses for discontinued operations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$51,629	$47,907	$55,490	$33,366
Loans charged-off
Commercial	(8,882)	(10,028)	(21,413)	(18,583)
Factored receivables	—	—	—	(95)
Commercial real estate	(9,639)	(4,277)	(10,309)	(13,787)
Commercial real estate construction	(522)	(8,858)	(522)	(10,144)
Residential real estate	—	—	—	—
Consumer	(6)	(8)	(39)	(7)

Total loans charged-off	(19,049)	(23,171)	(32,283)	(42,616)
Recoveries of loans charged-off
Commercial	1,392	402	1,637	527
Factored receivables	—	—	—	1
Commercial real estate	1,332	1	1,719	11
Commercial real estate construction	—	—	113	—
Residential real estate	—	—	—	—
Consumer	1	—	7	—

Total loan recoveries	2,725	403	3,476	539

Net loans charged-off	(16,324)	(22,768)	(28,807)	(42,077)
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	—	5,000	—
Provision for loan losses (2)	2,900	43,650	7,234	77,500
Allowance on loans sold (1)	—	—	(712)	—

Ending Balance	$38,205	$68,789	$38,205	$68,789

Total loans	$724,801	$1,196,890	$724,801	$1,196,890
Average total loans	785,344	1,272,250	955,094	1,319,091
Ratios
Allowance for loan losses to total loans	5.27%	5.75%	5.27%	5.75%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	39.80	48.55	39.80	48.55
Net charge-offs annualized to average total loans:
Commercial	13.87	12.22	9.82	7.74
Commercial real estate	6.21	5.51	1.77	3.23
Consumer	0.39	0.17	0.54	0.04
Total loans	8.27	7.10	4.03	4.26
Ratio of recoveries to loans charged-off	14.31	1.74	10.77	1.27

(1)	Commercial Finance loan loss allowance. Commercial Finance was sold in the second quarter of 2004.

(2)	The provision for credit losses from discontinued operations consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Provision for loan losses-discontinued operations	$2,900	$43,650	$7,234	$77,500
Provision for losses on unfunded loan commitments and standby letters of credit-discontinued operations	(1,900)	5,846	(1,900)	14,746

Total provision for credit losses-discontinued operations	$1,000	$49,496	$5,334	$92,246

Financial Condition
Overview
     CIB Marine’s total assets decreased $540.6 million, or 17.0%, from $3.2 billion at December 31, 2003 to $2.6 billion at September 30, 2004. The reduction in total assets was primarily due to CIB Marine’s shift in its strategic focus from business development to improving its credit culture, asset quality, liquidity and capital position in response to a significant deterioration in the credit quality of its loan portfolio identified by regulators. The largest decrease was in net loans which, including $686.6 million of loans classified as assets held for disposal at September 30, 2004, declined $711.1 million at September 30, 2004 as compared to December 31, 2003. Foreclosed properties also decreased $37.8 million during the same period mainly due to the transfer of one acquired property to the first lienholder and the sale of a second property. These decreases were partially offset by the cash and federal funds sold and securities available for sale which, including $514.0 million classified as assets of companies held for disposal at September 30, 2004, increased by a total of $254.0 million at September 30, 2004 as compared to December 31, 2003. During the first nine months of 2004, CIB Marine sold two of its nonbanking subsidiaries and implemented a plan to sell CIB — Chicago. In the second and third quarters, respectively, CIB Marine sold substantially all the business assets and the business of its factoring subsidiary, Commercial Finance and its mortgage banking subsidiary, MSI. At December 31, 2003, Commercial Finance and MSI accounted for $11.7 million and $3.0 million, respectively, of the consolidated assets of CIB Marine. The assets and liabilities of Hillside including CIB — Chicago, CIB Construction and MICR, and the remaining assets of MSI are included in assets and liabilities of companies held for disposal at September 30, 2004.
Loans Held for Sale
     Loans held for sale, which comprise primarily residential first mortgage loans, was $16.7 million at December 31, 2003 as compared to none at September 30, 2004, excluding $2.0 million in assets of companies held for disposal. This decrease was due to CIB Marine’s sale of substantially all the assets and operations of MSI, its mortgage banking subsidiary during the third quarter of 2004.
Securities
     Total securities available for sale at September 30, 2004 decreased $272.6 million, or 42.8%, as compared to total securities at December 31, 2003. The decrease in the securities portfolio was primarily due to the transfer of securities held by CIB — Chicago to assets of companies held for disposal. CIB — Chicago accounted for $283.6 million of the consolidated CIB Marine securities at December 31, 2003.
     The net unrealized gain on available for sale securities, as presented in the consolidated balance sheet, was $0.2 million at September 30, 2004, compared to a net unrealized gain of $2.2 million at December 31, 2003, which included a $0.5 million net unrealized gain on securities held by CIB — Chicago.
Loans
     Loans, net of the allowance for loan losses, represented 61.1% and 71.3% of CIB Marine’s total assets, excluding assets of companies held for disposal at September 30, 2004 and December 31, 2003, respectively. Net loans as presented on the consolidated balance sheets decreased $1.4 billion from $2.3 billion at December 31, 2003 to $0.9 billion at September 30, 2004. The majority of the decrease related to the transfer of loans held by CIB — Chicago to assets of companies held for disposal at September 30, 2004. At December 31, 2003, CIB — Chicago had $1.1 billion of net loans. The $0.3 billion decrease in net loans, excluding CIB — Chicago, was mainly due to CIB Marine’s shift in focus from business development to improving the asset quality of the credit portfolio and reducing risk intensive assets as part of the capital restoration plan. This resulted in attrition of the portfolio as loan reductions exceeded new loan originations and renewals.
Credit Concentrations
     At September 30, 2004, CIB Marine had seventeen secured borrowing relationships, including loans classified as assets of companies held for disposal, to one borrower or a related group of borrowers that exceeded 25.0% of stockholders’ equity as compared to fifteen at December 31, 2003. The increase in the number of concentrations is largely due to a significant decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. The threshold at December 31, 2003 was $27.1 million as compared to $20.1 million at September 30, 2004. The total outstanding commitments at September 30, 2004, including lines of credit not fully drawn on these loans, ranged from 25% to 79% of equity and from 1% to 4% of total loans, including loans classified as assets of companies held for disposal. The principal drawn and outstanding on these loans ranged from $20.1 million to $61.8 million and the aggregate balance outstanding on these seventeen relationships was $504.1 million, including loans classified as assets held for disposal. Six of these relationships, with an aggregate principal drawn and outstanding of $188.3 million, including $133.2 million in assets held for sale, included loans that were 90 days or more past due and still accruing, on nonaccrual status and/or impaired. The outstanding balance of the 90 days or more past due and still accruing, nonaccrual and/or impaired loans within these six relationships at September 30, 2004 was $72.1 million, including $52.7 million in assets of companies held for disposal, and the specific loss allowance provided on these loans was $18.5 million, including $9.8 million in assets of companies held for disposal. See further discussion of these loans under “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing”.
     Excluding loans held by CIB — Chicago, which are included in assets of companies held for disposal, CIB Marine had six secured borrowing relationships to one borrower or a related group of borrowers that exceeded 25.0% of stockholders’ equity at September 30, 2004. The total outstanding commitments on these six borrowing relationships, including lines of credit not fully drawn, ranged from 26% to 36% of equity and from 1% to 2% of total loans. The principal drawn and outstanding on these loans ranged from $20.1 million to $29.1 million and the aggregate balance outstanding on these six relationships was $133.9 million. One of these relationships, with an aggregate principal drawn and outstanding of $29.1 million, included loans that were impaired. The outstanding balance of the impaired loans within this one relationship was $15.7 million and the specific loss allowance provided on these loans was $8.6 million.
     At September 30, 2004, CIB Marine had the following credit relationships within industries or industry groups that exceeded 25% of its stockholders’ equity:
     TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	September 30, 2004			December 31, 2003
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$422.4	26%	526%	$527.3	22%	486%
Residential Real Estate Developers	299.3	19	372	465.7	20	429
Motel and Hotel	159.3	10	198	217.1	9	200
Manufacturing	114.6	7	143	184.8	8	170
Nursing/Convalescent Home	121.5	8	151	133.2	6	123
Health Care Facility	87.5	5	109	120.6	5	111
Retail Trade	69.6	4	87	100.6	4	93
Administrative, Support, Waste Management and Remediation Services	40.9	3	51	46.0	2	42
Arts, Entertainment and Recreation	32.4	2	40	40.1	2	37
Educational Services	27.6	2	34	8.3	1	8
Finance and Insurance	26.4	2	33	58.2	2	54

     CIB MARINE-CONTINUING OPERATIONS ONLY:

	September 30, 2004
			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in Millions)
Commercial Real Estate Developers	$251.7	28%	313%
Residential Real Estate Developers	126.9	14	158
Motel and Hotel	90.1	10	112
Manufacturing	77.6	9	97
Health Care Facility	57.9	7	72
Nursing/Convalescent Home	43.6	5	54
Retail Trade	39.5	4	49
Finance and Insurance	21.2	2	26
Administrative, Support, Waste Management and Remediation Services	22.3	2	28
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At September 30, 2004 the allowance for loan losses was $42.9 million, or 4.8% of total loans, compared to $109.9 million, or 4.7% of total loans at December 31, 2003. The majority of the $67.0 million decrease in the allowance for loan losses related to the transfer of CIB — Chicago’s allowance to assets of companies held for disposal at September 30, 2004. At December 31, 2003, CIB — Chicago had $55.1 million in allowance for loan losses. The remaining decrease in the allowance was primarily due to a decrease in the amount of loans outstanding at September 30, 2004 as compared to December 31, 2003, excluding CIB — Chicago. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Excluding CIB — Chicago, total charge-offs for the third quarter of 2004 were $13.9 million, while recoveries were $0.6 million, as compared to $9.6 million and $0.2 million, respectively, for the same period of 2003. During the first nine months, excluding CIB — Chicago, total charge-offs for 2004 and 2003 were $26.9 million and $17.0 million, respectively, while total recoveries were $0.9 million and $1.2 million, respectively.
     The ratio of the allowance to nonaccrual, restructured and loans 90 days or more past due and still accruing, excluding CIB — Chicago, was 57.2% at September 30, 2004 compared to 96.9% at December 31, 2003. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance or may downgrade loan ratings, which may result in additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.
     The following table summarizes changes in the allowance for loan losses:
     TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$108,555	$90,024	$109,872	$65,122
Loans charged-off
Commercial	(15,854)	(16,259)	(41,153)	(29,627)
Factored receivables	—	—	—	(95)
Commercial real estate	(16,511)	(5,816)	(17,402)	(17,946)
Commercial real estate construction	(622)	(10,666)	(622)	(11,952)
Residential real estate	(2)	—	(2)	(6)
Consumer	(7)	(14)	(46)	(31)

Total loans charged-off	(32,996)	(32,755)	(59,225)	(59,657)
Recoveries of loans charged-off
Commercial	1,899	499	2,294	1,595
Factored receivables	—	—	—	1

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Commercial real estate	1,438	57	1,933	80
Commercial real estate construction	—	—	113	—
Residential real estate	—	—	—	3
Consumer	6	10	27	41

Total loan recoveries	3,343	566	4,367	1,720

Net loans charged-off	(29,653)	(32,189)	(54,858)	(57,937)
Transfer to allowance for loan loss for unfunded standby letters of credit for funded standby letters of credit	—	—	5,000	—
Allowance on loans sold (1)	—	—	(712)	—
Provision for loan losses (2):
Continuing operations	(738)	25,514	14,528	42,314
Discontinued operations	2,900	43,650	7,234	77,500

Provision for loan loss-total company	2,162	69,164	21,762	119,814

Allowance for loan loss-total company	81,064	126,999	81,064	126,999

Total loans	$1,620,137	$2,566,312	$1,620,137	$2,566,312
Average total loans	1,754,018	2,644,736	2,041,060	2,710,830
Ratios
Allowance for loan losses to total loans	5.00%	4.95%	5.00%	4.95%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	47.42	59.25	47.42	59.25
Net charge-offs annualized to average total loans:
Commercial	11.35	8.33	8.79	4.88
Commercial real estate	5.07	3.53	1.51	2.11
Consumer	0.03	0.03	0.07	(0.02)
Total loans	6.73	4.83	3.59	2.86
Ratio of recoveries to loans charged-off	10.13	1.73	7.37	2.88

(1)	Commercial Finance loan loss allowance. Commercial Finance was sold in the second quarter of 2004.

(2)	The provision for credit losses from continuing and discontinued operations on the consolidated statements of operations consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Provision for loan losses-continuing operations	$(738)	$25,514	$14,528	$42,314
Provision for loan losses-discontinued operations	2,900	43,650	7,234	77,500
Provision for losses on unfunded loan commitments and standby letters of credit-continuing operations	—	—	725	—
Provision for losses on unfunded loan commitments and standby letters of credit-discontinued operations	(1,900)	5,846	(1,900)	14,746

Total provision for credit losses-total company	$262	$75,010	$20,587	$134,560

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$56,926	$42,117	$54,382	$31,756
Loans charged-off
Commercial	(6,971)	(6,231)	(19,741)	(11,044)
Factored receivables	—	—	—	—
Commercial real estate	(6,872)	(1,539)	(7,093)	(4,159)
Commercial real estate construction	(100)	(1,808)	(100)	(1,808)
Residential real estate	(2)	—	(2)	(6)
Consumer	(2)	(6)	(5)	(24)

Total loans charged-off	(13,947)	(9,584)	(26,941)	(17,041)
Recoveries of loans charged-off
Commercial	507	97	657	1,068
Factored receivables	—	—	—	—
Commercial real estate	106	56	214	69
Commercial real estate construction	—	—	—	—

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Residential real estate	—	—	—	3
Consumer	5	10	19	41

Total loan recoveries	618	163	890	1,181

Net loans charged-off	(13,329)	(9,421)	(26,051)	(15,860)
Provision for loan losses	(738)	25,514	14,528	42,314

Ending Balance	$42,859	$58,210	$42,859	$58,210

Total loans	$895,336	$1,369,422	$895,336	$1,369,422
Average total loans	968,674	1,372,486	1,085,966	1,391,739
Allowance for loan losses to total loans	4.79%	4.25%	4.79%	4.25%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	57.17	80.12	57.17	80.12
Net charge-offs annualized to average total loans:
Commercial	9.38	5.56	7.93	2.92
Commercial real estate	4.11	1.45	1.27	0.88
Consumer	(0.01)	(0.05)	(0.05)	(0.05)
Total loans	5.47	2.72	3.20	1.52
Ratio of recoveries to loans charged-off	4.43	1.70	3.30	6.93

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
     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	September 30,	December 31,	September 30,
	2004	2003	2003
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$64,464	$58,161	$59,074
Factored receivables	—	—	—
Commercial real estate	71,956	77,960	87,241
Commercial real estate construction	15,140	13,310	57,410
Residential real estate	485	2,622	1,681
Home equity	680	—	—
Consumer	3	11	20

Total nonaccrual loans	152,728	152,064	205,426
Foreclosed properties	4,822	40,715	5,677
Restructured loans	1,553	2,946	2,970

	159,103	195,725	214,073
Nonperforming assets included in assets of companies held for disposal (1):
Nonaccrual loans	85,981	99,213	138,700
Foreclosed properties	1,884	37,688	1,850
Restructured loans	4	7	8

Total nonperforming assets of companies held for disposal(1)	(87,869)	(136,908)	(140,558)

Total nonperforming assets, excluding assets of companies held for disposal	$71,234	$58,817	$73,515

	September 30,	December 31,	September 30,
	2004	2003	2003
	(Dollars in thousands)
Loans 90 Days or More Past Due and Still Accruing
Commercial	$8,088	$—	$9
Factored receivables	—	—	—
Commercial real estate	8,461	352	5,811
Commercial real estate construction	44	—	—
Residential real estate	72	—	126
Home equity	—	—	—
Consumer	10	7	1

Total Company	16,675	359	5,947
Loans 90 days or more past due and still accruing included in assets of companies held for disposal (1)	(10,007)	—	(2,952)

Net	$6,668	$359	$2,995

Allowance for loan losses:
Total company	$81,064	$109,872	$126,999
Allowance for loan loss included in assets of companies held for disposal (1)	(38,205)	(55,490)	(68,790)

Net	$42,859	$54,382	$58,209

Total loans:
Total company	$1,620,137	$2,360,041	$2,566,312
Loans included in assets of companies held for disposal(1)	(724,801)	(1,128,629)	(1,196,890)

Net	$895,336	$1,231,412	$1,369,422

Total Assets:
Total company	$2,645,623	$3,186,237	$3,361,800
Assets of companies held for disposal (1)	(1,250,282)	(1,482,088)	(1,488,037)

Net	$1,395,341	$1,704,149	$1,873,763

Ratios Total Company-Continuing and Discontinued Operations
Nonaccrual loans to total loans	9.43%	6.44%	8.00%
Foreclosed properties to total assets	0.18	1.28	0.17
Nonperforming assets to total assets	6.01	6.14	6.37
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	10.55	6.58	8.35
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	6.64	6.15	6.54
Ratios: Continuing Operations only (excludes assets of companies held for disposal (1)):
Nonaccrual loans to total loans	7.45	4.29	4.87
Foreclosed properties to total assets	0.21	0.18	0.20
Nonperforming assets to total assets	5.11	3.45	3.92
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.37	4.56	5.31
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	5.58	3.47	4.08

(1)	For comparative purposes, companies held for disposal include MSI, Commercial Finance and CIB-Chicago, for all periods presented.
     Total nonaccrual loans, including CIB — Chicago, were $152.7 million at September 30, 2004, an increase of $0.6 million, or 0.4% from $152.1 million at December 31, 2003. The ratio of nonaccrual loans to total loans, including CIB — Chicago was 9.4% at September 30, 2004 and 6.44% at December 31, 2003.
     As of September 30, 2004, $127.9 million, or 83.8%, of total nonaccrual loans consisted of the following seventeen lending relationships:
•	Commercial loans and commercial real estate loans to related borrowers totaling $17.2 million secured by a first lien on business assets, closely held stock, and mortgages on several properties. As of September 30, 2004, a specific reserve of $5.2 million was allocated to this relationship. During the third quarter of 2004, $2.5 million was charged-off.

•	Commercial loans totaling $16.9 million to related borrowers secured by a first lien on business assets and other intellectual property. Specific reserves in the amount of $9.6 million were allocated as of September 30, 2004.

•	Commercial real estate and construction loans totaling $14.1 million related to condominium development projects in Chicago. Specific reserves as of September 30, 2004 totaled $1.3 million. During the second quarter of 2004, CIB Marine funded and charged-off to its accrual for unfunded commitments and standby letters of credit, which is included in other liabilities, a $5.0 million letter of credit on commercial retail space associated with one project within this borrowing relationship.

•	Commercial loans and commercial real estate loans totaling $13.3 million secured by a first lien on business assets, closely held stock, and first mortgages on two industrial properties. As of September 30, 2004, a specific reserve of $5.6 million was allocated to this relationship and $4.4 million was charged-off during the third quarter of 2004.

•	Commercial real estate loan totaling $12.1 million related to commercial property, of which $3.6 million was charged-off in the third quarter of 2004 and $2.0 million of specific reserves were allocated to this relationship.

•	Commercial loans and commercial real estate loans totaling $8.6 million secured by a first mortgage on a housing project and a lien on business assets. As of September 30, 2004, specific reserves allocated to this relationship totaled $0.6 million and $4.6 million was charged-off in the third quarter of 2004.

•	Commercial loans and commercial real estate loans totaling $6.9 million and secured by a second mortgage and assignment of rents on a commercial property. As of September 30, 2004, specific reserves allocated to this relationship totaled $4.0 million.

•	Commercial loans and a commercial real estate loan totaling $6.0 million to related borrowers secured by closely held stock and a first lien mortgage on multi-family zoned undeveloped land. As of September 30, 2004, $0.2 million was allocated as specific reserves and $4.3 million was charged-off in the third quarter of 2004.

•	Commercial and commercial real estate loans in the total amount of $5.8 million to related borrowers secured by business assets and a first mortgage on a hotel. As of September 30, 2004, the amount of specific reserves allocated to this relationship was $0.3 million.

•	Commercial real estate loans to related borrowers in the amount of $4.5 million secured by a first mortgage on two commercial properties. As of September 30, 2004, specific reserves of $1.3 million were allocated to these loans.

•	Commercial and commercial real estate loans totaling $4.1 million to a borrower secured by all business assets and first mortgages on three commercial real estate properties. A specific reserve in the amount of $0.4 million was allocated to the loans as of September 30, 2004 and $4.1 million was charged-off during the third quarter of 2004.

•	Commercial loan in the amount of $3.5 million to a borrower secured by a first mortgage on a several condominium and interests in limited partnerships. As of September 30, 2004, specific reserves in the amount of $0.8 million were allocated to this relationship.

•	Commercial real estate construction loan in the amount of $3.4 million to a borrower secured by a first mortgage on residential property and the assignment of leases on a residential property. As of September 30, 2004, specific reserves in the amount of $1.8 million were allocated to this relationship.

•	Commercial real estate construction loans totaling $3.3 million to related borrowers secured by a first mortgage on a condominium development project. No specific reserves have been allocated to this relationship and $0.5 million was charged-off during the third quarter of 2004.

•	Commercial loans in the amount of $3.0 million to a borrower secured by eligible accounts receivable and a junior lien on residential property. Specific reserves of $0.3 million were allocated to this relationship as of September 30, 2004.

•	Commercial real estate loans in the amount of $2.7 million to a borrower secured by first mortgages on commercial properties. Specific reserves of $0.3 million were allocated as of September 30, 2004. During the third quarter of 2004, $0.9 million was charged-off.

•	Commercial loans and commercial real estate in the amount of $2.5 million to a borrower secured by a first lien on business assets and mortgages on nonresidential properties. As of September 30, 2004, specific reserves in the amount of $0.9 million were allocated to this relationship.
     Foreclosed properties, excluding assets of companies held for disposal, were $2.9 million at September 30, 2004 and consisted of five properties as compared to $40.7 million and nine properties at December 31, 2003, all of which were held for sale. Two properties accounted for $33.7 million, or 92.9% of the $37.8 million decrease in foreclosed properties. One property, which had a carrying value of $25.2 million at December 31, 2003, was a commercial office building located in Illinois that was being converted to residential condominiums. This property was acquired in the last quarter of 2003 through a deed in lieu of foreclosure and was subject to a first lien which CIB Marine had assumed. During the first half of 2004, CIB Marine recognized a $0.3 million impairment loss on this property, and in the second quarter of 2004, CIB Marine transferred its interest in the acquired property to the first lienholder in exchange for the satisfaction of the assumed mortgage note payable. The second property, which had a carrying value of $8.8 million at December 31, 2003 was a parking garage located in Chicago, which was sold in the second quarter of 2004 at a $0.6 million loss. Additionally, one property, with a carrying value of $1.9 million at September 30, 2004 and $2.2 million at December 31, 2003 was held by CIB — Chicago and was transferred to assets of companies held for disposal during the third quarter of 2004. During the first nine months of 2004, CIB Marine acquired one property with a carrying value of $1.1 million at September 30, 2004.
     Restructured loans were $1.5 million and $2.9 million at September 30, 2004 and December 31, 2003 respectively. The balance at September 30, 2004 and the decrease from December 31, 2003 was primarily due to one lending relationship. As of December 31, 2003, there were two restructured loans in this lending relationship: a commercial loan with a balance of $1.3 million at December 31, 2003, which was charged-off in full during the third quarter of 2004, and a commercial real estate loan with a balance of $1.5 million and $1.6 million at September 30, 2004 and December 31, 2003, respectively. The commercial real estate loan had specific reserves of $0.1 million at both September 30, 2004 and December 31, 2003, and as of September 30, 2004, was current as to all payments in accordance with the restructured loan agreement. While CIB Marine believes that the value of the property securing the obligation approximates the amount owed, net of specific reserves, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $16.7 million, including $10.0 million in assets of companies held for disposal, in loans that were 90 days or more past due and still accruing at September 30, 2004 compared to $0.4 million at December 31, 2003. Five borrowing relationships within this category had loan balances of $1.0 million or more at September 30, 2004. These five borrowing relationships had loans totaling $13.6 million, or 81.4% of the total loans 90 days or more past due and still accruing interest at September 30, 2004:
•	Commercial real estate loans in the amount of $5.5 million to one borrower secured by first mortgage liens on commercial real estate property. As of September 30, 2004, no specific reserves were allocated to this relationship. These loans were subsequently paid in full.

•	Commercial loan in the amount of $2.7 million to a borrower secured by accounts receivable of several closely held companies. As of September 30, 2004, no specific reserves were allocated to this relationship. This loan was subsequently sold in conjunction with the sale of CIB — Chicago.

•	Commercial loan in the amount of $2.3 million to a borrower secured by accounts receivable of a closely held company. As of September 30, 2004, no specific reserves were allocated to this relationship. This loan was subsequently sold in conjunction with the sale of CIB — Chicago.

•	Commercial loan in the amount of $2.1 million to a borrower secured by interest in several limited nursing home partnerships. As of September 30, 2004, no specific reserves were allocated to this relationship. This loan was subsequently sold in conjunction with the sale of CIB — Chicago.

•	Commercial real estate loan in the amount of $1.0 million to a borrower secured by a first mortgage lien on commercial real estate property. As of September 30, 2004, no specific reserves were allocated to this relationship. This loan was subsequently sold in conjunction with the sale of CIB — Chicago.
     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets, including CIB — Chicago, was 6.64% at September 30, 2004, as compared to 6.15% at December 31, 2003. Excluding CIB — Chicago, the ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 5.58% at September 30, 2004 as compared to 3.47% at December 31, 2003 and 4.08% at September 30, 2003.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans, including CIB — Chicago, were $150.4 million at September 30, 2004 as compared to $203.5 million at December 31, 2003. Impaired loans, excluding CIB — Chicago were $65.1 million at September 30,

2004 and $74.2 million at December 31, 2003. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	September 30,	December 31,	September 30,
	2004	2003	2003
	(Dollars in thousands)
Impaired loans without a specific allowance	$35,221	$59,578	$19,139
Impaired loans with a specific allowance	115,181	143,925	178,386

Total impaired loans	150,402	203,503	197,525
Impaired loans of companies held for disposal at September 30, 2004 (1)	(85,345)	(129,314)	(122,891)

Impaired loans not including assets of companies held for disposal at September 30, 2004	$65,057	$74,189	$74,634

Specific allowance related to impaired loans	$41,214	$42,768	$62,594
Specific allowance related to impaired loans included in assets of companies held for disposal	(21,101)	(21,950)	(36,912)

Specific allowance related to impaired loans not including assets of companies held for disposal	$20,113	$20,818	$25,682

(1)	December 31, 2003 and September 30, 2003 are for comparative purposes
Companies Held For Disposal
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets are comprised of Hillside, including CIB — Chicago, CIB Construction (including Canron) and MICR and the remaining assets of MSI at September 30, 2004 and CIB Construction and MICR at December 31, 2003.
     Loss or income from discontinued operations, as shown on the consolidated statement of operations, is comprised of MSI and consolidated Hillside Investors, including CIB — Chicago, CIB Construction and Commercial Finance, for all periods presented.
     Because both MICR and Canron were acquired in loan collection activities, and because they are not considered permissible banking activities, CIB Marine’s regulators generally limit the holding period for such assets to not more than five years.
Reconciliation of Assets/Liabilities of companies held for disposal

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Assets of companies held for disposal:
MICR	$2,788	$4,555
CIB Construction	14,344	28,964
CIB — Chicago (1)	1,239,210	N/A
MSI (1)	2,344	N/A
Intercompany eliminations (2)	(8,404)	(4,463)

Total assets of companies held for disposal	$1,250,282	$29,056

Liabilities of companies held for disposal:
MICR	$699	$590
CIB Construction	11,326	28,459
CIB — Chicago (1)	1,193,951	N/A
MSI (1)	2,973	N/A
Intercompany eliminations (2)	(5,013)	(11,668)

Total liabilities of companies held for disposal	$1,203,936	$17,381

(1)	Not classified as held for disposal at December 31, 2003.

(2)	Includes mortgage banking assets/liabilities held by affiliates and elimination of intercompany transactions between subsidiaries and affiliates.
CIB Construction (includes Canron)
     CIB Construction, a wholly owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. During the third quarter of 2003, CIB Construction commenced a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The net income or loss associated with CIB Construction is presented as discontinued operations in CIB Marine’s consolidated statement of operations.
     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. For the nine months ended September 30, 2004, Canron recognized a $0.04 million recovery of prior period provisions for employee severance and retention costs. At September 30, 2004, Canron had an accrued severance liability of $0.8 million. During the first nine months of 2004, Canron sold certain of its properties and equipment for approximately $6.7 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine.
     Excluding $0.7 million in recoveries of previously charged-off amounts recorded by its parent, the net income attributable to Canron for the nine months ended September 30, 2004 was $2.6 million which resulted mainly from gains on sales of certain properties and equipment and collection of off-balance sheet receivables.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$1,660	$2,407
Accounts receivable	2,589	12,807
Inventories and contracts in progress	—	1,438
Other assets	1,613	—

Current assets	5,862	16,652
Property and equipment, net	8,482	12,312

Total assets	$14,344	$28,964

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$2,700	$11,625
Other liabilities	8,626	14,697

Current liabilities	11,326	26,322
Loans payable to unaffiliated banks	—	2,137

Total liabilities	11,326	28,459
Stockholder’s equity	3,018	505

Total liabilities and stockholder’s equity	$14,344	$28,964

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MICR
     In 2000, CIB Marine acquired and/or assumed, through MICR, a wholly owned subsidiary of CIB - Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. At September 30, 2004 and at December 31, 2003, MICR had assets of $2.8 million and $4.6 million, respectively, and liabilities of $0.7 million and $0.6 million, respectively. The net aftertax income of MICR was $0.6 million for both nine months ended September 30, 2004 and 2003 and is included in continuing operations on the consolidated statement of operations. Dividends totaling $0.5 million and $0.8 million were paid by MICR to CIB — Chicago, its parent, during the nine months ended September 30, 2004 and 2003, respectively. CIB Marine management, which has authority to do so, has developed and is implementing a plan to sell this business.
     The following table summarizes the composition of MICR’s balance sheet:

	September 30,	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash and cash equivalents non-affiliates	$634	$622
Accounts receivable	628	571
Inventory	940	857
Other current assets	67	16
Property and equipment, net	284	333
Goodwill, net	235	2,156

Total assets	$2,788	$4,555

Liabilities and stockholder’s equity:
Liabilities	$699	$590
Stockholder’s equity	2,089	3,965

Total liabilities and stockholder’s equity	$2,788	$4,555

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
MSI
     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc (“MSI”). MSI sold substantially all of these mortgage loans in the secondary market with servicing rights released. Due to the underperformance of this subsidiary, CIB Marine management, which had the authority to do so, developed and implemented a plan to sell this business in the first quarter of 2004. During the third quarter of 2004, CIB Marine sold to an unrelated party substantially all of the assets and operations of MSI. The sale of the operations was accomplished through two separate transactions and resulted in a $0.7 million loss . CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities, totaling $1.9 million as of September 30, 2004, include repurchase obligations relative to certain mortgage loans as a result of borrower fraud and/or documentation issues, and potential tax liabilities.

	September 30,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$268	$12
Loans held for sale	375	148
Net loans	590	202
Property and equipment, net	42	1,019
Other intangibles	—	825
Other assets	1,069	766

Total assets	$2,344	$2,972

Liabilities and stockholder’s equity:
Liabilities	2,973	1,434
Stockholder’s equity	(629)	1,538

Total liabilities and stockholder’s equity	$2,344	$2,972

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     For the nine months ended September 30, 2004, MSI’s loss, excluding affiliate transactions, was $1.3 million, including a $0.7 million loss on the sales of substantially all of the assets and operations of the company and a $1.0 million impairment loss recognized by its parent. During the first quarter of 2004, based on the expected market value of this subsidiary, management determined the value of customer base intangibles, including $0.3 million of additional contingent consideration due under the original purchase agreement, was impaired and an impairment loss of $1.0 million was recognized. MSI’s operating results, the $1.0 million impairment and the $0.7 million loss on the sales of substantially all of the assets and operations of the company are presented as discontinued operations in CIB Marine’s consolidated statements of operations.
Commercial Finance
     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through Commercial Finance, an Illinois limited liability company and a wholly-owned subsidiary of CIB — Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. Commercial Finance provides the factoring of receivables and other asset-based lending products to borrowers. In the first quarter of 2004, CIB Marine management, which has the authority to do so, developed and implemented a plan to sell this business. In June 2004, CIB Marine sold to an unrelated party substantially all of the business assets and the business of Commercial Finance. The gain on the sale of this operation was $0.2 million. Total assets at the time of sale were $10.9 million.
     Commercial Finance’s results from operations and the $0.2 million gain on sale of its assets is presented in discontinued operations in CIB Marine’s consolidated statement of operations.
Hillside (includes CIB — Chicago)
     The Board of Directors of CIB Marine evaluated a wide range of alternatives to improve the capital and liquidity position of CIB Marine, including the sale of additional common stock, sale of the company, sale of one or more of the bank subsidiaries and other asset reduction strategies. An investment banker was hired to assist in evaluating the financial condition of the company and various strategic alternatives. Upon evaluation, the Board determined that under the circumstances the sale of CIB — Chicago, its Chicago banking subsidiary, was the most prudent course of action for the company and its shareholders. During the third quarter of 2004, CIB Marine management, which had the authority to do so, implemented a plan to sell Hillside, including its subsidiary CIB - Chicago. Accordingly, the assets and liabilities of Hillside, including CIB — Chicago are included in assets and liabilities of companies held for disposal as of September 30, 2004.
     The following table summarizes the composition of CIB — Chicago’s balance sheet:

	September 30,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$14,268	$18,232
Federal funds sold	97,616	2,470

Total cash and cash equivalents	111,884	20,702
Securities available for sale, at fair value	406,207	283,602
Loans (2)	724,740	1,134,013
Allowance for loan losses	(38,115)	(55,146)

Net loans	686,625	1,078,867
Premises and equipment, net	11,579	12,026
Accrued interest receivable	4,352	6,128
Other intangible assets	784	982
Foreclosed properties	1,884	37,688
Other assets	15,895	25,061

Total assets	$1,239,210	$1,465,056

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$57,363	$86,832
Interest-bearing demand	23,927	24,567
Savings	195,594	275,269
Time	866,279	927,398

Total deposits	1,143,163	1,314,066
Short-term borrowings	7,637	42,367
Long-term borrowings	30,008	30,526
Accrued interest payable	3,307	3,367
Other liabilities	9,836	23,308

	September 30,	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Total liabilities	1,193,951	1,413,634
Stockholders’ Equity	45,259	51,422

Total liabilities and stockholders’ equity	$1,239,210	$1,465,056

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheets.

(2)	September 20, 2004 and December 31, 2003 includes $0.6 million and $3.7 million, respectively, in loans which on a consolidated CIB Marine basis are classified as receivable from sale of stock.
     CIB — Chicago’s results from operations are presented as discontinued operations in the consolidated statement of operations.
Deposit Liabilities
     Total deposits decreased $1.6 billion, or 56.2%, from $2.8 billion at December 31, 2003 to $1.2 billion at September 30, 2004. The decrease was primarily due to the transfer of CIB - Chicago’s deposits to liabilities of companies held for disposal. At December 31, 2003, CIB - Chicago had total deposits of $1.3 billion. Excluding CIB — Chicago, total deposits decreased $279.5 million at September 30, 2004 as compared to December 31, 2003. This decrease was primarily a decrease in savings and time deposits driven by the rate environment and less competitive pricing by CIB Marine as a result of its risk management policy. As assets declined, CIB Marine offered less competitive rates and allowed the higher priced time deposits to decline through attrition. Time deposits represent the largest component of deposits. Including CIB — Chicago, the percentage of time deposits to total deposits was 68.1% at September 30, 2004 and 65.0% at December 31, 2003. Excluding CIB — Chicago, the percentage of time deposits to total deposits was 60.9% at September 30, 2004 and 60.5% at December 31, 2003. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At September 30, 2004, time deposits of $100,000 or more were $538.0 million, including $286.3 million at CIB — Chicago, and at December 31, 2003, time deposits of $100,000 or more were $617.2 million, including $294.9 million at CIB — Chicago. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $157.8 million, including $89.3 million at CIB — Chicago, at September 30, 2004 and $183.0 million, including $95.4 million at CIB — Chicago, at December 31, 2003.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $90.7 million from $200.7 million at December 31, 2003 to $110.0 million at September 30, 2004. Short-term borrowings accounted for $51.7 million of the total decrease. The decrease in short-term borrowings was primarily due to the satisfaction of a $26.7 million mortgage note payable and the transfer of CIB — Chicago’s borrowings, which were $13.2 million at December 31, 2003, to liabilities of companies held for disposal. In December 2003, CIB Marine acquired through a deed in lieu of foreclosure a commercial office building subject to the first lien held by an outside financial institution (“Lender”) and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed non-recourse mortgage note payable had an outstanding balance of $26.7 million and was included in short-term borrowings. In the second quarter of 2004, CIB Marine transferred its interest in the acquired property to the Lender in exchange for the satisfaction of the assumed mortgage note. The transfer of interest resulted in no gain or loss. During the second quarter of 2004, CIB Marine sold its receivables factoring business which had a $12.0 million line of credit with a $7.3 million outstanding balance at December 31, 2003. This line of credit was paid off upon the sale of the factoring subsidiary. Long-term borrowings accounted for $39.0 million of the decrease in total borrowed funds. The decrease in long-term borrowings was mainly due to the transfer of CIB — Chicago to liabilities of companies held for disposal and $8.5 million paydown of the Federal Home Loan Bank borrowings. At December 31, 2003, CIB — Chicago had $30.5 million in long-term borrowings.
Other Liabilities
     Other liabilities declined $22.7 million from $29.0 million at December 31, 2003 to $6.3 million at September 30, 2004. The majority of the decline related to an accrual for unfunded commitments and standby letters of credit losses which had a balance of $0.7 million at September 30, 2004 as compared to $15.7 million at December 31, 2003. During the first half of 2004, CIB Marine funded and charged-off against the accrual $5.5 million for one standby letter of credit, transferred $5.0 million to the allowance for loan loss, and recognized a $0.7 million provision, which is included in provision for credit losses on the consolidated statements of operations. Additionally, during the third quarter of 2004, a commitment with an accrual of $1.9 million expired without being funded. The $1.9 million is included in discontinued operations on the consolidated statement of operations. The remaining $3.3 million accrual for unfunded commitments and standby letters of credit losses was transferred to liabilities of companies held for disposal at September 30, 2004.

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
     At September 30, 2004, pursuant to FDIC guidelines in 12 C.F.R. Part 325, Marine FSB was categorized as well capitalized. Central Illinois Bank, Citrus Bank, Marine — Wisconsin, and CIB - Indiana were categorized as adequately capitalized. While Citrus Bank, Marine — Wisconsin, and CIB - Indiana met the capital ratio criteria of a well capitalized bank at September 30, 2004, they were subject to regulatory orders or agreements as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized. CIB — Chicago was categorized as undercapitalized. In the second quarter of 2004, CIB — Chicago submitted to the FDIC a capital restoration plan which was accepted by the FDIC on August 9, 2004.
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
     In the second quarter of 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank (the “Agreement”) and CIB — Chicago, Central Illinois Bank, Marine — Wisconsin and CIB - Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreement restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage Capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. These restrictions are in force until such Orders and Agreement are terminated. In the event the capital ratio at any calendar quarter end with respect to each such bank is less than required under the Orders and Agreement, the bank is required within 90 days to increase its capital ratio as of the end of that preceding quarterly period to the minimum stated in the Orders and Agreement. Failure to comply with the Orders or Agreements could have a material adverse effect on CIB Marine and its operations. As of September 30, 2004, only CIB - Chicago had capital below the minimum required by the Orders and Agreements.

     The risk-based capital information of CIB Marine at September 30, 2004 and December 31, 2003 is contained in the following table.

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Risk weighted assets	$1,928,995	$2,737,049

Average assets (1)	2,731,398	3,252,625

Capital components
Stockholders’ equity	80,351	108,523
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in consolidated subsidiaries	133	133

Total restricted core capital elements	60,133	60,133
Disallowed amounts	(33,305)	(23,914)

Maximum allowable in tier 1 capital	26,828	36,219
Nonfinancial equity items	(33)	(55)
Less: disallowed intangibles	(1,766)	(4,945)
Less: unrealized gain on securities	(328)	(2,184)

Tier 1 capital	105,052	137,558
Allowable allowance for loan losses	24,857	35,342
Allowable junior subordinated debentures net of investment in trust	33,305	23,914

Total risk based capital	$163,214	$196,814

			Minimum Required to be
	Actual		Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2004
Total capital to risk weighted assets	$163,214	8.46%	$154,320	8.00%
Tier 1 capital to risk weighted assets	105,052	5.45	77,160	4.00
Tier 1 leverage to average assets	105,052	3.85	109,256	4.00
December 31, 2003
Total capital to risk weighted assets	$196,814	7.19%	$218,964	8.00%
Tier 1 capital to risk weighted assets	137,558	5.03	109,482	4.00
Tier 1 leverage to average assets	137,558	4.23	130,105	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
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
     CIB Marine’s primary sources of funds for the nine months ended September 30, 2004 came from a net decrease in the loan portfolio of $296.4 million and $269.9 million in net cash provided by investing activities of discontinued operations. Other sources of funds came from $21.4 million in cash provided by operating activities, $6.8 million net increase in continuing short-term borrowings, $6.9 million decrease in net assets of companies held for disposal and $2.2 million net decrease in other investments.
     A net decrease in deposits of $264.2 million and $304.0 million in cash used for financing activities by discontinued operations was CIB Marine’s primary use of funds for the nine months ended September 30, 2004. Other uses of funds were a net increase in investment securities of $14.5 million, $8.5 million repayments of long-term borrowings, and $0.7 million to purchase property and equipment.
     The primary source of funds from discontinued operations for the nine months ended September 30, 2004 came from a net decrease in the loan portfolio of $384.6 million. Other sources of funds came from $17.6 million in cash provided by operating activities and $9.7 million in proceeds from the sale of foreclosed properties.
     A net decrease in deposits of $177.7 million and $124.0 million net increase in investment securities was the discontinued operation’s primary use of funds for the nine months ended September 30, 2004. Other uses of funds included a net decrease in short-term borrowings of $19.6 million.
     The Company had liquid assets from continuing operations of $132.3 million and $119.8 million at September 30, 2004 and December 31, 2003, respectively.
     CIB Marine was able to meet its liquidity needs during the first nine months of 2004. CIB Marine subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs. During 2006, it is expected the parent, CIB Marine Bancshares, will have adequate funding capacity to meet its obligations.
Subsequent Events
     See Note 13-Subsequent Events in Item 1 of this Form 10-Q
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY
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

     The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2004.
Repricing Interest Rate Sensitivity Analysis

	September 30, 2004
	0-3	4-6	7-12	2-5	Over 5
	Months	Months	Months	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$630,258	$34,574	$57,113	$149,310	$24,081	$895,336
Securities	89,678	53,623	75,912	126,804	18,748	364,765
Loans held for sale	—	—	—	—	—	—
Federal funds sold	88,025	—	—	—	—	88,025

Total interest-earning assets	807,961	88,197	133,025	276,114	42,829	1,348,126
Interest-bearing liabilities:
Time deposits	132,384	99,922	188,132	315,529	17,502	753,469
Savings and interest-bearing demand deposits	360,537	—	—	—	—	360,537
Short-term borrowings	40,934	—	—	—	—	40,934
Long-term borrowings	—	—	—	7,250	—	7,250
Junior subordinated debentures	21,857	—	—	—	40,000	61,857

Total interest-bearing liabilities	$555,712	$99,922	$188,132	$322,779	$57,502	$1,224,047

Interest sensitivity gap (by period)	252,249	(11,725)	(55,107)	(46,665)	(14,673)	124,079
Interest sensitivity gap (cumulative)	252,249	240,524	185,417	138,752	124,079	124,079
Adjusted for derivatives:
Derivatives (notional, by period)	(8,940)	—	5,000	5,000	(1,060)	—
Derivatives (notional, cumulative)	(8,940)	(8,940)	(3,940)	1,060	—	—

Interest sensitivity gap (by period)	243,309	(11,725)	(50,107)	(41,665)	(15,733)	124,079
Interest sensitivity gap (cumulative)	243,309	231,584	181,477	139,812	124,079	124,079
Cumulative gap as a % of total assets	9.20%	8.75%	6.86%	5.28%	4.69%
     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of September 30, 2004, and December 31, 2003.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
September 30, 2004	11.63%	9.48%	0.19%	(3.71)%
December 31, 2003	4.83%	3.58%	(4.33)%	(7.69)%
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
     As reported in our Form 10-K for the fiscal year ended December 31, 2003, CIB Marine’s management identified material weaknesses in its internal control over financial reporting, and as a result of these weaknesses concluded that its disclosure controls and procedures were ineffective as of December 31, 2003. During the third quarter of 2004, the company has taken action to remediate these material weaknesses and continues to assess additional controls that may be required to remediate these weaknesses.
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2004. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weaknesses in internal control over financial reporting which were reported in the 2003 Form 10-K continue to exist. As of September 30, 2004, CIB Marine has determined that it has not completed the implementation and/or testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated. Based on this evaluation, management has concluded that the disclosure controls and procedures were ineffective as of September 30, 2004.
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
     (b) Changes in Internal Control over Financial Reporting
     During the third quarter of 2004, management of CIB Marine has taken action to remediate the material weaknesses which were disclosed in its 2003 Form 10-K, including changes to internal control over financial reporting that have materially affected, or are likely to materially affect, CIB Marine’s internal control over financial reporting. These changes in internal control are identified below and listed under the corresponding material weakness.
(i)	CIB Marine’s polices and procedures over the determination of the allowance for loan losses were not effective.
•	The company further enhanced its loan underwriting standards,
(ii)	CIB Marine’s policies and procedures were not effective with regard to coins, jewelry and precious metals loan collateral held, by failing to adequately appraise collateral in its possession, control access by the borrower to such collateral and periodically inspect the collateral using persons with expertise in such collateral.
•	The company further enhanced its procedures to monitor loan collateral and valuation of collateral for collateral dependent loans
     Other than as discussed above, there were no additional changes in CIB Marine’s internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
     In December 2003, CIB — Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. The property was included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB — Chicago acquired the property subject to the first lien held by an outside financial institution and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation was reported as an outstanding non-recourse mortgage note payable. During the second quarter of 2004, CIB — Chicago transferred all of its rights, title and interest in the property, along with the borrower’s obligation under the related mortgage note, to the first lien holder. CIB — Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB — Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. During 2003, CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB — Chicago commenced litigation in the United States District Court for the Northern District of Illinois, Eastern Division, against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB - Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB — Chicago. In April 2005, the United States District Court dismissed the RICO claim and, as a result, lacked jurisdiction over the state law claims. In April 2005, CIB Marine commenced an action in the Circuit Court of Cook County, Illinois, against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB — Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.
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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table shows certain information relating to CIB Marine’s acquisitions of common stock for the three months ended September 30, 2004. All acquisitions were made pursuant to CIB Marine’s collection efforts:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of a Publicly	be Purchased Under
Period	Shares Purchased (1)	per Share (2)	Announced Plan	the Plan
July 1-31, 2004	13,950	$4.36	—	—
August 1-31, 2004	7,452	4.30	—	—
September 1-30, 2004	44,600	4.39	—	—

Total (Third Quarter)	66,002	$4.37	—	—

(1)	Includes only shares pledged as collateral and received through collection efforts when the borrowers defaulted on loans.

(2)	Valuations reflect the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the third quarter of 2004.
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS
Exhibit 10.1 — Agreement by and between Citrus Bank, N.A., and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 99 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on August 23, 2004).
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
Exhibit 32.2 — Certification of Steven T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of December, 2006.

CIB MARINE BANCSHARES, INC. (Registrant)
By:	STEVEN T. KLITZING
Steven T. Klitzing
Executive Vice President and Chief Financial Officer