Form 10-K
period 2004-12-31
CIB MARINE BANCSHARES INC
filed 2006-12-08
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
Commission File Number: 000-24149
CIB MARINE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	37-1203599
(State of incorporation)	(I.R.S. Employer Identification No.)

N27 W24025 Paul Court, Pewaukee, Wisconsin	53072
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (262) 695-6010
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value Per Share
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer, (as defined in Exchange Act Rule 12b-2). (Check one): Yes ☐   No☑
     The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2004 cannot be determined as there is no public market for the common stock.
     As of November 30, 2006, there were issued and outstanding 18,346,442 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference in this report: None

EXPLANATORY NOTE
This document is intended to speak as of December 31, 2004, except as otherwise noted
FORM 10-K TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
CIB MARINE
     CIB Marine Bancshares, Inc. (“CIB Marine”) is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine owned and operated four separately chartered commercial banking organizations and one federal savings bank at December 31, 2004:
•	Central Illinois Bank, with its main office in Champaign, Illinois;

•	Marine Bank, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee (“Marine – Wisconsin”);

•	CIB Bank, with its main office in Indianapolis, Indiana (“CIB – Indiana”);

•	Marine Bank, a federal savings bank with its main office in Scottsdale, Arizona (“Marine FSB”); and

•	Citrus Bank, N.A., with its main office in Vero Beach, Florida (“Citrus Bank”).
     As of December 31, 2004, CIB Marine had a total of 41 full-service banking facilities in Illinois, Wisconsin, Indiana, Nebraska, Florida, Arizona and Nevada. CIB Marine sold CIB Bank, whose main office was located in Hillside, Illinois, a suburb of Chicago (“CIB – Chicago”), to an unrelated banking organization on November 30, 2004. See the discussion of discontinued operations in Item 7 of this Form 10-K for further information. On March 1, 2006 and August 1, 2006 Marine FSB and CIB – Indiana, respectively, were merged into Marine – Wisconsin.
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
     As of December 31, 2004, CIB Marine also owned an 84% interest in Canron Corporation (“Canron”), a closely held steel fabrication and erection company with operations in the United States and Canada, and 100% of MICR, Inc. (“MICR”), a manufacturer of payment processing systems, both of which were acquired as a result of loan collection activities. These are businesses unrelated to CIB Marine’s banking business. Canron is in the process of a voluntary liquidation and winding down of its affairs. CIB Marine sold the assets of MICR in November 2005.
Summary of Events
     During 2003, CIB Marine shifted its strategic focus from business development and asset growth to improving the company’s credit administration function, asset quality, and liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of its loan portfolio and other credit related matters, including credit concentration risk and weaknesses in the credit administration process, identified by the bank and holding company regulators during their regular examinations in 2002 and 2003. Moreover, these credit issues had an adverse impact on CIB Marine’s financial condition and results of operations, resulting in net losses of $17.3 million and $137.6 million for 2004 and 2003, respectively.
Delays in Filing Periodic SEC Reports
     The results of the regulatory examinations and enforcement actions and the preliminary results of the Board’s independent investigation that continued until the fourth quarter of 2004 caused CIB Marine to defer filing its quarterly report on Form 10-Q for the third quarter of 2003 as well as a prolonged delay in the completion of the audit for the year ended December 31, 2003 and the filing of the 2003 Form 10-K which was subsequently filed on October 31, 2005. These issues have further caused a delay in the completion of the audits for the years ended December 31, 2004 and 2005, the Form 10-Qs and Form 10-Ks for 2004 and 2005 and the Form 10-Q filings for the first, second and third quarters of 2006. CIB Marine filed its Form 10-Q filings for the first, second and third quarters of 2004 concurrent with the filing of this Form 10-K.
January 2003 CIB – Chicago MOU and Credit Concerns Filings
     In January 2003, CIB – Chicago entered into a Memorandum of Understanding with the Illinois Office of Banks and Real Estate, now known as the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate (the “DBRE”), and the Federal Deposit Insurance Corporation (“FDIC”). The bank regulators issued the Memorandum based on the results of their August 2002 examination of CIB – Chicago, which identified a severe deterioration in the credit quality of the bank’s loan portfolio, heightened credit concentration risk, and weaknesses in the credit administration process. Pursuant to the Memorandum, CIB – Chicago agreed to take certain actions to correct noted deficiencies, maintain a Tier 1 capital level equal to or exceeding 8% of the bank’s total assets, restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval.
Fall 2003 Regulatory Examinations
     CIB – Chicago experienced further deterioration in the credit quality of its loan portfolio throughout the remainder of 2003, including a significant increase in nonperforming assets. A bank examination of CIB – Chicago in the fall of 2003 and examinations at certain of CIB Marine’s other subsidiary banks during this same period revealed serious asset quality and credit administration concerns that caused the bank regulators to pursue formal enforcement actions against CIB – Chicago and several of its affiliated banks as well as CIB Marine, all of which became effective in May 2004 and thereafter. These developments led CIB Marine to begin a comprehensive review of the adequacy of its allowance for loan losses in the fourth quarter of 2003 and to initiate an independent legal investigation of the situation.
Independent Review and Investigation
     In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate these credit issues and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of these developments. The investigation continued into 2004 and included an evaluation of possible illegal activities. This investigation was completed in the fourth quarter of 2004 and the results were reported to the Board of Directors, the banking regulators and CIB Marine’s outside auditing firm, KPMG LLP. Management has taken appropriate actions to address issues raised by the investigations. As a result of the investigations and its own analysis, management has adopted new policies and procedures and has strengthened internal reporting and controls. In January 2004, an Executive Committee of the Board was also formed to ensure that these issues received the full and prompt attention of the entire organization.
Announcement of Preliminary 2003 Consolidated Financial Results and Restatement of Previously Issued Consolidated Financial Statements
     In April 2004, CIB Marine announced that, based on the preliminary results of the credit review, the estimated net loss for 2003 was expected to range from $135 million to $155 million and that nonperforming assets as of December 31, 2003 were expected to total $205 million. The loss was primarily due to increased provisions to the allowance for loan losses resulting from the deterioration in the credit quality of the loan portfolio and related tax effects and the impairment of goodwill. A troubled real estate development loan on the balance sheet of CIB – Chicago resulted in approximately $40 million of this loss. This property was acquired by CIB – Chicago in 2003, was included in foreclosed properties at December 31, 2003, and was transferred during 2004 to a nonaffiliated financial institution. As a result of the significance of the estimated loss and the corresponding reduction in stockholders’ equity, it was estimated that CIB Marine would be categorized as “undercapitalized” and CIB – Chicago would be categorized as “significantly undercapitalized” pursuant to regulatory guidelines for capital adequacy. CIB Marine also announced that the financial results of its prior periods may require restatement and that certain financial reports previously filed with the Securities and Exchange Commission (“SEC”) should no longer be relied upon.
     Upon considering the results of the comprehensive review of the adequacy of the allowance for loan losses which was concluded in August 2005 and the results of the independent investigation, CIB Marine also determined that it would be necessary to restate its previously issued consolidated financial statements for the years ended December 31, 1999 through 2002 and the quarters ended March 31 and June 30, 2003. In October 2005, CIB Marine filed its 2003 Form 10-K including restatements of 2002 and 2001 for the following items:
     Receivables from Sale of Stock
     It was noted during the 2003 regulatory examination that certain of CIB Marine’s subsidiary banks had originated loans, the proceeds of which were used by borrowers to purchase the common stock of CIB Marine. These loans should have been accounted for as a reduction in consolidated stockholders’ equity, unless the loan had been repaid prior to the issuance of the financial statements or the loan was adequately collateralized exclusive of the value of CIB Marine stock pledged as collateral, if any. The amount of such loans outstanding was $7.9 million, $7.4 million, $5.1 million and $4.7 million as of December 31, 2002, 2001, 2000 and 1999, respectively. The amount of such loans outstanding was $7.9 million at June 30 and March 31, 2003. The consolidated balance sheets at those dates have been restated to reduce loans and reduce stockholders’ equity by recording a new contra-equity account in stockholders’ equity captioned “Receivables from sale of stock.”

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
     As previously reported in the 2003 Form 10-K, the impact of the restatements for the loans made to acquire CIB Marine stock, the increases in the provision for credit losses and the transfer of securities held to maturity to available for sale as of and for the years ended December 31, 2002, 2001, 2000 and 1999 is as follows:

	2002			2001
	As			As
	Previously		As	Previously		As
	Reported in		Restated	Reported in		Restated
	the 2002		in the 2003	the 2002		in the 2003
	10K	Adjustment	10K	10K	Adjustment	10K
	(Dollars in thousands, except share data)
Selected Income Statement Accounts:
Interest income – loans	$178,691	$(191)	$178,500	$174,222	$(125)	$174,097
Provision for credit losses	(35,725)	(10,785)	(46,510)	(12,743)	(1,652)	(14,395)
Net interest income after provision for credit losses	71,132	(10,976)	60,156	74,664	(1,777)	72,887
Income tax (benefit) expense	(6,748)	4,152	(2,596)	(13,989)	589	(13,400)
Income from continuing operations	16,433	(6,824)	9,609	26,917	(1,188)	25,729

EPS-Diluted from continuing operations	$0.89	$(0.37)	$0.52	$1.49	$(0.07)	$1.42

Selected Balance Sheet Accounts:
Total securities	$514,003	$2,741	$516,744	$418,357	$2,150	$420,507
Loans, net of deferred loan fees	2,711,943	(7,937)	2,704,006	2,389,482	(7,437)	2,382,045
Allowance for loan losses	(52,369)	(12,753)	(65,122)	(34,078)	(1,777)	(35,855)
Net loans	2,659,574	(20,690)	2,638,884	2,355,404	(9,214)	2,346,190
Retained earnings	82,901	(8,012)	74,889	67,270	(1,188)	66,082
Total stockholders’ equity	$261,801	$(14,238)	$247,563	$237,142	$(7,317)	$229,825

	2000			1999
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(Dollars in thousands)
Selected Balance Sheet Accounts:
Total securities	$505,871	$729	$506,600	$369,988	$(1,854)	$368,134
Loans, net of deferred loan fees	1,831,231	(5,096)	1,826,135	1,455,581	(4,710)	1,450,871
Net loans	1,807,243	(5,096)	1,802,147	1,439,367	(4,710)	1,434,657
Total stockholders’ equity	$203,367	$(4,653)	$198,714	$169,703	$(5,832)	$163,871
Early Action to Improve CIB Marine’s Financial Condition
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

CIB Marine made the following changes in senior management and the Board of Directors:
•	In December 2003, Michael J. Miller was hired and named Chief Lending Officer of CIB Marine.

•	In February 2004, Board Member W. Scott Blake was appointed Chairman of the Board of CIB Marine, succeeding Donald Trilling who remained on the Board of Directors.

•	In February 2004, CIB Marine named Margaret A. Incandela as its Chief Credit Officer replacing Stephen C. Bonnell, who resigned from CIB Marine in March 2004. Ms. Incandela was hired as CIB Marine’s Loan Review Manager in October 2003.

•	In March 2004, CIB – Chicago’s President and CEO, and the Senior Loan Officer of that bank, resigned from their positions.

•	In April 2004, Stanley J. Calderon was hired and appointed President and CEO of CIB Marine. He joined the Board of CIB Marine in November 2004. Mr. Calderon replaced J. Michael Straka, who retired as CIB Marine’s President and CEO in February 2004 and retired from all positions and the Board of CIB Marine in April 2004.

•	In September 2004, Steven C. Hillard was appointed to serve as a Director of the Board of CIB Marine.

•	In October 2004, Gary L. Longman was appointed to serve on the Board of CIB Marine and as Chairman of CIB Marine’s Audit Committee. The Board has determined that Mr. Longman is an Audit Committee Financial Expert.
CIB Marine made the following changes in its credit functions, policies and procedures:
•	Replaced the senior executives in charge of the company’s credit function;

•	Formed an Executive Loan Committee of the holding company to review and approve certain new and renewal loans;

•	Restructured the Loan Committees of its subsidiary banks;

•	Prohibited any new or additional loans secured by or for the purpose of purchasing CIB Marine stock;

•	Enhanced underwriting procedures;

•	Directed the loan review function to report directly to CIB Marine’s Board of Directors;

•	Established an Early Identification/Warning Process to enhance the prompt identification, evaluation and monitoring of weak credits;

•	Implemented a loan grade certification program; and

•	Reinforced procedures with regard to controls over loan collateral in its possession.
Regulatory Orders and Agreements
     In May 2004, CIB – Chicago, Central Illinois Bank, Marine – Wisconsin, and CIB – Indiana entered into Cease and Desist Orders with their respective banking regulators. The orders required the banks to cease and desist from certain banking practices and the violation of certain banking laws and regulations, such violations being primarily transactions with affiliates involving loans secured by or for the purpose of purchasing CIB Marine stock. The Memorandum entered into by CIB – Chicago in January 2003 was released as a result of entering into the Cease and Desist Order. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago and in August 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency (collectively the “Orders and Agreements”). The Orders and Agreements impose certain restrictions and reporting requirements on CIB Marine and the bank subsidiaries, and require various actions to be taken. These items include, among others:
•	Maintenance of minimum capital levels;

•	Restrictions on dividend payments and redemption of shares without prior regulatory approval;

•	Limitations on asset and loan growth;

•	Adoption of a comprehensive plan to improve earnings;

•	Development of a plan to reduce concentrations of credit and loan relationships classified as substandard or doubtful;

•	Development of a system to correct loan administration deficiencies; and

•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.
     Management believes that CIB Marine and its bank subsidiaries have complied with the majority of the provisions of the Orders and Agreements and continues to work with the regulators to comply with the remaining requirements of such Orders and Agreements.
Additional Actions to Improve CIB Marine’s Financial Condition
     As a result of the significant deterioration in the financial condition of the company and the requirements of the Orders and

Agreements, CIB Marine undertook the following additional actions during 2004, 2005, and 2006 in order to improve the financial strength of the company:
•	Liquidity Enhancements. CIB Marine improved its liquidity position by deferring interest payments on $60 million in junior subordinated debentures beginning in February 2004 and increasing investment securities and other liquid assets at the subsidiary banks. Accrued and unpaid interest on the junior subordinated debentures was $11.5 million and $18.8 million at December 31, 2005 and September 30, 2006, respectively.

•	Further Reductions in Nonperforming Assets. Beginning in 2004 and continuing into 2006, CIB Marine significantly reduced the level of nonperforming assets as a result of the sale of CIB – Chicago, aggressive workout strategies and charge-offs. Nonperforming assets were $58.8 million at December 31, 2004 compared to $195.7 million at December 31, 2003. At December 31, 2005, nonperforming assets were $33.5 million and $21.5 million at September 30, 2006. The allowance for loan losses was $109.9 million at December 31, 2003, $29.6 million at December 31, 2004, $18.3 million at December 31, 2005 and $19.0 million at September 30, 2006.

•	Further Reductions in Credit Concentrations. Beginning in 2004 and continuing into 2006, CIB Marine worked with its largest borrowers to significantly reduce the level of credit concentrations. At December 31, 2003, CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity as compared to one relationship at December 31, 2004 and December 31, 2005 and none at September 30, 2006.

•	Sale of CIB – Chicago. The Board of Directors evaluated a wide range of alternatives to improve the capital and liquidity position of the company, including the sale of additional common stock, sale of the company, sale of one or more of the bank subsidiaries and other asset reduction strategies. An investment banker was hired to assist in evaluating the financial condition of the company and various strategic alternatives. Upon evaluation, the Board determined that under the circumstances the sale of CIB – Chicago, its Chicago banking subsidiary, was the most prudent course of action for the company and its shareholders. On August 12, 2004, CIB Marine signed an agreement to sell CIB – Chicago. The sale of CIB – Chicago closed on November 30, 2004. The final sale price was $67.4 million in cash. CIB Marine used $23.6 million of the proceeds to repay all indebtedness under its revolving line of credit, injected $15.0 million of new capital into Central Illinois Bank and repaid a $5.4 million short-term loan from the purchaser. The balance of the proceeds is being utilized to help fund ongoing operations and to meet the liquidity needs of the parent company. The sale resulted in a pretax gain for financial statement purposes of approximately $15.6 million. At the time of sale, CIB – Chicago had approximately $1.2 billion in assets and $1.1 billion in deposits. The total consolidated assets of CIB Marine immediately after the sale were approximately $1.4 billion. The sale of CIB – Chicago significantly improved the financial condition of the company. As a result of the sale of CIB – Chicago, CIB Marine and all of its subsidiary banks currently meet the capital requirements of the regulatory orders and agreements and are expected to meet their respective liquidity needs through 2006.

•	Sale and Wind Down of Nonbank Subsidiaries. During 2004, 2005 and 2006 CIB Marine divested itself of certain nonbank subsidiaries and commenced the wind down of certain other nonbank subsidiaries in order to more narrowly focus its resources on its core commercial and retail banking strategies.
o	CIB Marine Commercial Finance, LLC. In June 2004, CIB – Chicago sold substantially all of the assets and operations of its factoring subsidiary, CIB Marine Commercial Finance, LLC (“Commercial Finance”). This company was subsequently dissolved in November 2004.

o	Mortgage Services, Inc (“MSI”). During the third quarter of 2004, CIB Marine sold substantially all of the assets and operations of Mortgage Services, Inc, its mortgage banking subsidiary. CIB Marine is in the process of winding down the remaining affairs, and has incurred certain liabilities with respect to the operations of this company. These liabilities, totaling $1.8 million, $1.4 million, and $1.0 million as of December 31, 2004, December 31, 2005, and September 30, 2006, respectively, include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.

o	CIB Marine Capital, LLC. During 2004, 2005, and 2006 CIB Marine continued to wind down CIB Marine Capital, LLC, its mezzanine lending company. There was $3.4 million, $0.7 million and $0.7 million in loans outstanding at December 31, 2004, December 31, 2005 and September 30, 2006, respectively.

o	Canron. In 2002, CIB Construction LLC, a wholly owned subsidiary of CIB – Chicago, acquired 84% of Canron, a steel fabrication company in foreclosure. During 2003, Canron commenced a voluntary liquidation and wind down of its affairs. During 2004 and since that date, Canron continued this plan and sold several of its properties and operations. At December 31, 2004 and December 31, 2005, Canron had assets of approximately $14.6 million and $6.1 million, respectively and liabilities of $9.3 million and $3.1 million, respectively. In August 2005, Canron authorized and began liquidation distributions to its shareholders. Between August 2005 and September 2006 Canron paid capital distributions to its shareholders, including $3.1 million to its parent company CIB Construction and CIB Construction paid dividends totaling $4.2 million to CIB Marine, which CIB Marine recorded as a reduction of investment in CIB Construction.

o	MICR, Inc. (“MICR”) In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR, a manufacturer of payment processing systems that was acquired from a borrower in lieu of foreclosure in 2000. At December 31, 2004, MICR had assets of approximately $2.7 million and liabilities of approximately $0.9 million. During 2004 and 2003 MICR generated income before income tax expenses of $1.3 million and $1.1 million, respectively but impairment write downs of CIB Marine’s investment in MICR were $1.9 million and $2.0 million, respectively. In November 2005, CIB Marine sold substantially all of the assets of MICR. No gain or loss was recognized on the sale.
•	Cost Controls and Reduction in Force Program. In June 2004, CIB Marine began an overall cost cutting program which included restrictions on salaries and hiring, tight expense controls, and some executive management salary reductions. CIB Marine reduced its workforce by 34 full time equivalent employees in 2004, 90 in 2005 and an additional 15 during the first nine months of 2006, incurred severance expenses of $0.1 million, $0.9 million and $0.2 million in those periods, respectively, and trimmed its annual base pay by a total of $6.3 million by December 31, 2005 and $7.0 million by September 30, 2006 under that program.

•	Branches Planned for Sale. In 2005, each of CIB Marine’s subsidiary banks performed an evaluation of the effectiveness of their respective branch networks and in the fourth quarter of 2005 twelve branches were actively solicited for sale, one was sold and three were closed. Four additional branches were sold in June through September of 2006. The 2005 branch activities had a minimal immediate effect on income. Gains on the branch sales during the first nine months of 2006 were $2.0 million. As of September 30, 2006 CIB Marine had signed agreements to sell an additional three branches.

•	Charter Consolidation. On March 1, 2006 and August 1, 2006, CIB Marine merged Marine FSB and CIB–Indiana, respectively, into Marine – Wisconsin. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.

•	Intangible Assets. By the end of the first quarter of 2007, if all planned branch sales are consummated per their agreements, CIB Marine will not have any goodwill or intangible assets on its balance sheet.

•	Foreclosed Properties. By September 30, 2006, CIB Marine reduced its foreclosed properties to $0.1 million from $2.9 million at both December 31, 2004 and 2005.
Additional Plans and Developments
     These actions have stabilized the company and resulted in a significant improvement in its financial condition. The company also believes that while it was not profitable in 2004 or 2005, and does not expect to be profitable in 2006, that these actions have laid the groundwork for the company to eventually return to profitability. Returning to profitability will depend upon whether CIB Marine is successful in growing its loan portfolio, improving its net interest margin, improving asset quality, further enhancing its credit processes and procedures and reducing overhead expenses, including ongoing collection and legal fees, and mitigating its legal risks.
     All of the steps CIB Marine has taken to date to improve the company’s financial position, liquidity and operations will enhance its ability to serve the banking needs of the communities of its three remaining banks. In addition, the following officers have been appointed to lead and/or assist in the management of CIB Marine’s subsidiary banks:
•	Rick Nisbeth as Chairman and CEO of Citrus Bank, in January 2005;

•	A new President and CEO of Marine FSB was hired in March 2005 and served as President of Marine – Wisconsin’s western operations upon the merger of the two banks in March 2006 until his resignation in September, 2006;

•	Joseph Henderson as President and CEO of Central Illinois Bank in July 2005;

•	Michael Paoletta was appointed Chief Credit Officer as of January 2006 replacing Margaret A. Incandela who resigned in December 2005;

•	John P. Hickey as President and CEO of Marine – Wisconsin in April 2006, replacing Michael Miller who resigned in February 2006.
     In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were released and replaced with less restrictive Memoranda of Understanding, which were entered into in March 2005, as a result of improvements at the banks. Additionally, in September 2006 the Written Agreement entered into by Citrus Bank with the Office of the Comptroller of the Currency in August 2004 was terminated as a result of improvements at that bank. In April 2005, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each entered into a Memorandum of Understanding with the FDIC and its applicable state banking regulators as a result of deficiencies in internal controls over information technology. These Memoranda of Understanding were subsequently terminated in January 2006.

Additional Information
     See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for more details regarding certain of the above described items.
Markets Served
     At December 31, 2004, CIB Marine served seven geographic markets or regions through its banking subsidiaries. Information on these banks as of December 31, 2004 and the markets they served is set forth in the following table:

		Operated	Banking
Bank	Geographic Market/Region	Since	Facilities	Assets	Deposits
				(Dollars in millions)
Central Illinois Bank	Central Illinois	1987	17	$685.7	$586.0
Marine – Wisconsin (1)	Milwaukee metropolitan area	1997	7	$273.8	$246.4
Citrus Bank	Florida’s southeastern coast	2001	8	$189.3	$169.6
CIB – Indiana (1)	Indianapolis metropolitan area	1998	5	$126.4	$105.1
Marine FSB (1)	Omaha, Phoenix and Las Vegas	1999	4	$82.0	$72.3
	metropolitan areas

(1)	Marine FSB was merged into Marine – Wisconsin on March 1, 2006 and CIB – Indiana was merged into Marine – Wisconsin on August 1, 2006. In addition, in June 2006, Marine – Wisconsin sold its Omaha facility, thereby exiting this market.
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
     CIB Marine has expanded the operations of Central Illinois Bank by establishing banking facilities throughout central Illinois, including the five largest cities in this region. At December 31, 2004, the bank had total assets of $685.7 million, 148 full-time equivalent employees and 17 banking facilities: three in Champaign-Urbana, three in Peoria, and one each in Arrowsmith, Arthur, Bloomington-Normal, Danville, Decatur, East Peoria, Lincoln, Monticello, Rantoul, Sidney and Springfield.
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
     CIB Marine expanded the operations of CIB – Chicago by establishing and acquiring banking facilities throughout the Chicago metropolitan area. At December 31, 2003, the bank had total assets of approximately $1.5 billion, 182 full-time equivalent employees and 16 banking facilities: one each in Arlington Heights, Bolingbrook, downtown Chicago, Deerfield, Elk Grove Village, Elmhurst, Frankfort, Gurnee, Harwood Heights, Hillside, Mount Prospect, Niles, Northbrook, Palos Heights, Willow Springs and Zion. The Gurnee, Mount Prospect, Arlington Heights and Zion facilities were acquired from other banking organizations and had $13.3 million,

$33.0 million, $82.8 million and $28.2 million of deposit liabilities, respectively, at the time of acquisition. In January 2000, CIB – Chicago established a foreign office in the Cayman Islands which accepted Eurodollar deposits. On November 30, 2004, CIB Marine sold CIB – Chicago to another banking organization. In conjunction with the sale of CIB – Chicago, the Cayman Islands office was closed.
     Milwaukee Metropolitan Area
     In September 1997, CIB Marine entered the Milwaukee metropolitan area by acquiring First Ozaukee Capital Corp., a one-bank holding company located in Cedarburg, Wisconsin. The sole subsidiary of First Ozaukee Capital Corp. was First Ozaukee Savings Bank, a Wisconsin savings bank, with its main office in Cedarburg, and a banking facility in Grafton, both suburbs of Milwaukee. At the time of the acquisition, the bank had total assets of $37.6 million. In September 1997, CIB Marine changed the name of the bank to Marine Bank and Savings. In February 2000, CIB Marine converted the savings bank’s charter to a Wisconsin commercial bank, changed its name to Marine Bank and moved its main office to its Wauwatosa facility.
     CIB Marine expanded the operations of Marine – Wisconsin by establishing banking facilities throughout the Milwaukee metropolitan area. At December 31, 2004, the bank had total assets of $273.8 million, 45 full-time equivalent employees and seven banking facilities: one each in Brookfield, Cedarburg, Franklin, Grafton, downtown Milwaukee, Wauwatosa, and Pewaukee, which also serves as CIB Marine’s executive offices.
     Indianapolis Metropolitan Area
     In March 1998, CIB Marine entered the Indianapolis metropolitan area by organizing a new Indiana state bank, also under the name CIB Bank. Since its organization, CIB Marine has expanded the operations of CIB – Indiana by establishing four additional banking facilities in the Indianapolis metropolitan area. At December 31, 2004, CIB – Indiana had total assets of $126.4 million, 25 full-time equivalent employees and five banking facilities.
     Omaha Metropolitan Area
     In November 1999, CIB Marine entered the Omaha metropolitan area by establishing a new federal savings bank also under the name Marine Bank. In January 2003, the main office was moved from the Omaha facility to the Scottsdale, Arizona facility. At December 31, 2004, Marine FSB had total assets of $82.0 million, 15 full-time equivalent employees and four banking facilities, one each in Omaha, Nebraska; Scottsdale, Arizona; Henderson, Nevada, a suburb of Las Vegas; and Sun City, Arizona.
     Florida
     In September 2001, CIB Marine acquired Citrus Financial Services, Inc., including its banking subsidiary Citrus Bank, N.A., through a merger transaction. The merger was accounted for as a pooling of interests. At acquisition, Citrus Bank had total assets of $84.2 million and three banking facilities located along central Florida’s Atlantic coast, one each in Vero Beach, Sebastian and Barefoot Bay, and a loan production office in Sebring. At December 31, 2004, Citrus Bank had total assets of $189.3 million, 52 full-time equivalent employees and eight banking facilities, one each in Vero Beach, Sebastian, North Miami Beach, Barefoot Bay, Sebring, Boca Raton, Biscayne Bay and Coral Gables.
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
Operations of Nonbank Subsidiaries
     At December 31, 2004, CIB Marine also had five wholly-owned nonbanking subsidiaries or affiliates: Mortgage Services, Inc., CIB Marine Capital, LLC, CIB Marine Information Services, Inc., MICR, Inc., and CIB Construction, LLC.

     Mortgage Services, Inc.
     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc. This subsidiary is an Illinois corporation and conducted retail and wholesale mortgage operations in a number of states. CIB Marine sold substantially all of these mortgage loans in the secondary market with servicing rights released. MSI did not separately own any facilities, and its principal office was located in the Bloomington facility of Central Illinois Bank. MSI employees also provided mortgage origination and mortgage brokerage services at many of the other branch facilities of CIB Marine’s subsidiary banks. CIB Marine sold the operations of MSI in the third quarter of 2004. CIB Marine is in the process of winding down the remaining affairs of MSI. CIB Marine offers residential mortgage loans through its subsidiary banks.
     CIB Marine Capital, LLC
     On April 3, 2001, CIB Marine established CIB Marine Capital, LLC (“CIB Marine Capital”), a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are, by their nature, inherently riskier than senior debt position loans. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs, including the sale and collection of outstanding loans. CIB Marine Capital does not separately own any facilities and its principal office was located in the Hillside, Illinois facility of CIB – Chicago. At December 31, 2004, CIB Marine Capital had total loans outstanding of $3.4 million.
     CIB Marine Information Services, Inc.
     CIB Marine Information Services, Inc. (“CIB Marine Information”), an Illinois corporation, and wholly-owned subsidiary of CIB Marine, was incorporated in August 1990 as CIB Data Processing Services, Inc. In 2002, CIB Marine changed its name to CIB Marine Information Services, Inc. This subsidiary was organized to provide in-house data processing services, coordinate computer equipment leases and purchases, license banking software and coordinate operation of CIB Marine software. CIB Marine Information facilitates internal operational needs and, except for the sale of licenses to use a check fraud software program it developed in 2003, does not provide services to third parties. As of December 31, 2004, CIB Marine Information had 42 full-time equivalent employees. CIB Marine Information does not separately own any facilities.
     MICR, Inc.
     In 2000, CIB Marine acquired and/or assumed, through MICR, a wholly-owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software for small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business is classified as a held for disposal asset. As of the acquisition date, MICR was recorded at $6.5 million, which represented the approximate fair value, as determined by an independent appraiser, of the business, less estimated costs to sell. During 2004 MICR paid dividends of $0.6 million to CIB Marine subsequent to the sale of CIB – Chicago. Also, dividends totaling $0.5 million, $0.8 million and $1.5 million were paid by MICR to CIB – Chicago during 2004, 2003 and 2002, respectively. The business has generated profits in each of the prior five years. Excluding impairment losses, pretax income was $1.3 million, $1.1 million, and $1.2 million for 2004, 2003 and 2002, respectively. As of December 31, 2004, MICR had total assets of $2.7 million and 34 full-time equivalent employees. MICR does not separately own any facilities. During 2003, goodwill of $2.0 million attributable to MICR was determined to be impaired and was written off, and in 2004, CIB Marine recognized another $1.9 million fair market value impairment related to MICR. As of December 31, 2003, MICR had total assets of $4.6 million. CIB Marine sold the assets of MICR in November 2005, and no gain or loss was recognized on the sale. For more information on this company see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Companies Held for Disposal” and “Subsequent Events – MICR, Inc.,” and the companies held for disposal note in Item 8 of this Form 10-K.
     CIB Construction, LLC
     In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction, LLC, 84% of Canron, a steel fabrication and erection company that had operations in the United States, Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations to CIB Marine and it is classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. In the fourth quarter of 2003, Canron sold its Western Canadian, Western United States and Mexico operations. At December 31, 2004, CIB Construction had $13.7 million in assets and $10.2 million in liabilities. These amounts reflect estimated liquidation values net of selling costs. For more information on this company see Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Companies Held For Disposal” and “Subsequent Events – Canron,” and the Companies Held for Disposal note in Item 8 of this Form 10-K.
Management Support Services
     In addition to the support services provided by its nonbank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries’ back office services, including credit administration, treasury and asset/liability management support services, accounting, finance, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes it is more efficient for it to consolidate these services and to assure that its operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if these services were performed independently at each subsidiary. At December 31, 2004, CIB Marine had 155 full-time equivalent employees at the holding company level, a majority of whom are providing the described services to its subsidiaries.
Total Employees
     At December 31, 2004, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 516 full-time equivalent employees, including 34 full-time equivalent employees of MICR which is held for sale.
COMPETITION
     The banking industry is highly competitive. CIB Marine’s subsidiary banks compete for loans, deposits and other financial services in their markets and surrounding areas. CIB Marine competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by CIB Marine. Many of these financial firms have a regional or national presence and resources many times greater than those of CIB Marine. In addition, new financial companies such as money market mutual funds, brokerage companies and other nonbanking organizations are not subject to the same regulations and laws that govern the operation of traditional depository institutions.
     Recent changes in federal and state laws have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks resulting from the implementation of interstate banking laws, the Gramm-Leach-Bliley Act (the “GLBA”), and other recent and proposed changes, are expected to continue to further stimulate competition in the markets in which CIB Marine operates, although it is not possible to predict the extent or timing of such increased competition.
SUPERVISION AND REGULATION
General
     Bank holding companies and financial institutions are extensively regulated under both federal and state law. Any significant change in the banking laws and regulations applicable to CIB Marine or its banking subsidiaries could materially impact CIB Marine’s operations or change the manner in which it conducts business. Federal and state regulation of financial institutions is intended primarily for the protection of the federal deposit insurance funds and depositors.
     CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is regulated by the Federal Reserve Board. Marine FSB is a federal savings bank, and its primary regulator is the Office of Thrift Supervision (the “OTS”). Citrus Bank is a national bank, and its primary regulator is the Office of the Comptroller of the Currency (the “OCC”). CIB Marine’s other bank subsidiaries are regulated by the FDIC, as their primary federal regulator, and also by the state banking regulator for the state in which they are chartered: the DBRE, the Wisconsin Department of Financial Institutions, or the Indiana Department of Financial Institutions. CIB Marine’s mortgage banking subsidiary is regulated by the DBRE, and regulators in certain other states in which Mortgage Services conducts operations.
     CIB Marine and its nonbank subsidiaries are subject to examination by the Federal Reserve Board. The state banking regulators and FDIC periodically conduct examinations of CIB Marine’s state bank subsidiaries and nonbank subsidiaries that are under their regulatory authority. The OTS periodically conducts examinations of Marine FSB. The OCC periodically conducts examinations of Citrus Bank. The FDIC may also conduct special examinations of Marine FSB and Citrus Bank.
     The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. At December 31, 2004, CIB Marine and each of its subsidiary banks, except Marine FSB, were subject to a Written Agreement or Cease and Desist Order. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters.”
     The following discussion summarizes the material elements of the regulatory framework applicable to CIB Marine and its subsidiaries. It is not meant to be a complete discussion of all the federal and state banking statutes and regulations applicable to CIB Marine and its subsidiaries. To the extent this discussion describes statutory and regulatory provisions it is qualified in its entirety by reference to those provisions.
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
Capital Standards
     The federal banking agencies impose risk-based capital requirements and guidelines on bank holding companies and banks to provide for a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. A bank holding company or bank’s capital, in turn, is divided into two tiers:
•	core capital (commonly referred to as Tier 1 capital), which generally includes common equity, qualifying noncumulative perpetual preferred stock, and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries (including trust preferred securities, provided that not more than 25% of the qualifying Tier 1 capital may consist of trust preferred securities), less goodwill and certain other intangible assets; and

•	supplementary capital (commonly referred to as Tier 2 capital), which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, and limited amounts of subordinated debt and reserves for credit losses.
     Bank holding companies and banks are currently required to maintain Tier 1 capital equal to at least 4% and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 8% of its total risk-weighted assets, including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit.
     The Federal Reserve Board, the FDIC and the OCC have also adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under these market risk requirements, capital must be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.
     The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” of Tier 1 capital to adjusted total assets of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements, or 3% plus an additional cushion of at least 100 to 200 basis points if the bank holding company does not meet these requirements. Federal regulators have imposed similar requirements on banks.
     The regulators may set capital requirements higher than the minimums noted above for banks and bank holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.
     At December 31, 2004, CIB Marine and its banking subsidiaries were in compliance with these minimum capital requirements. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Capital” and Note 13 – Stockholders’ Equity in Item 8 of this Form 10-K.
     On January 30, 2003, CIB – Chicago entered into a Memorandum of Understanding (“Memorandum”) with the DBRE and the FDIC. The Memorandum was entered into as a result of the deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process. Pursuant to the Memorandum, CIB – Chicago agreed to take certain actions to correct noted deficiencies and to maintain a Tier 1 capital level equal to or exceeding 8% of the bank’s total assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations (“Part 325”), during the period in which the Memorandum was in effect. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum is in effect, the bank is required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank’s capital accounts. Also, unless prior written consent is received from the regulators, CIB – Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval. For additional information relative to the Memorandum, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” and Note 13 – Stockholders’ Equity in Item 8 of this Form 10-K.
     The Memorandum was superceded by a joint Cease and Desist Order entered into by CIB – Chicago with the FDIC and DBRE with an effective date of May 29, 2004. Pursuant to the Cease and Desist Order, CIB – Chicago was required to maintain a Tier 1 capital level equal to or exceeding 8% of the bank’s total assets as calculated in accordance with Part 325. The Order further required CIB – Chicago to submit a plan within 60 days of the date of the required determination to increase its capital ratio to 8%. If it is below such threshold, CIB – Chicago would be required to prepare and submit to the regulators a plan to raise CIB – Chicago’s capital ratio to 8%. In November 2004, CIB Marine sold CIB – Chicago. For additional information on the sale of Chicago, see the summary of events discussion. Central Illinois Bank, Marine – Wisconsin and CIB – Indiana entered into similar orders with the FDIC and their applicable state banking regulators and CIB Marine entered into a Written Agreement providing for similar terms with the Federal Reserve Bank, each effective May 29, 2004. On August 19, 2004, Citrus Bank entered into a similar written agreement with the OCC. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were released and replaced with less restrictive Memoranda of Understanding, which were entered into in March 2005, as a result of improvements at the banks. Additionally, in September 2006 the Written Agreement entered into by Citrus Bank with the OCC was terminated as a result of improvements at that bank. In April 2005, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana entered into Memoranda of Understanding with the FDIC and their state banking regulators as a result of deficiencies related to controls over information technology. These memoranda were terminated in January 2006. For additional information relative to the Cease and Desist Orders and Written Agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” and Note 13 – Stockholders’ Equity in Item 8 of this Form 10-K.
Holding Company Obligations
     Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In addition, Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of a stockholder of a national bank whose capital has become impaired. If a stockholder, like CIB Marine, failed within three months to pay that assessment, the OCC could order the sale of the stockholder’s stock to cover the deficiency. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.
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
Prompt Corrective Action
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take prompt corrective action in respect to FDIC insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors established by regulation. Under applicable regulations, an FDIC insured bank is defined as well capitalized if it maintains a leverage ratio or Tier 1 capital to quarterly average total assets of at least 5%, a total capital ratio or qualifying total capital to risk-weighted assets, including certain off-balance sheet items, of at least 10% and a Tier 1 capital ratio or Tier 1 capital to risk-weighted assets of at least 6% and is not otherwise in a “troubled condition” as specified by its appropriate federal regulatory agency.
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
     Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally depending upon where the deposits are solicited; in addition, “pass-through” insurance coverage may not be available for certain employee benefit accounts.
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
     At December 31, 2004, pursuant to FDIC regulations in 12 C.F.R. Part 325 Marine FSB was classified as well capitalized and Central Illinois Bank, Marine - Wisconsin, CIB - Indiana and Citrus Bank were categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at December 31, 2004, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their business for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. These enforcement actions may include the appointment of a conservator or receiver for a bank, the issuance of a cease and desist order that can be judicially enforced, the termination of a bank’s deposit insurance, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if equitable relief was not granted. Finally, pursuant to an interagency agreement, the FDIC may examine without the express permission of the institution’s primary regulator any institution that has a substandard regulatory examination score or is considered undercapitalized.
Dividend Restrictions
     The Federal Reserve Board’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.
     CIB Marine’s ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine’s subsidiary banks to pay it dividends. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIB Marine’s state chartered banks, the laws of Illinois, Indiana and Wisconsin are applicable. The ability of Marine FSB to pay dividends is subject to OTS regulations applicable to federal savings banks. The ability of Citrus Bank to pay dividends is subject to OCC regulations applicable to national banks. In addition, the Federal Reserve Board and the bank’s regulators have the authority to prohibit CIB Marine and its subsidiary banks from paying dividends, depending upon CIB Marine’s and the banks’ financial condition, if such payment is deemed to constitute an unsafe or unsound practice.
     During 2004, CIB Marine was paid $7.2 million in dividends from its subsidiaries; including $4.0 million in dividends from its bank subsidiaries, $0.9 million in dividends from its mortgage banking subsidiary, $1.7 million in dividends from its information technology subsidiary and $0.6 million from MICR, a company held for disposal.
Federal Deposit Insurance
     As FDIC-insured institutions, each of CIB Marine’s subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a premium rate schedule, which provides for an assessment range of 0% to 0.27% of domestic deposits, depending on the capital category and supervisory category to which it is assigned. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC is also authorized to terminate an institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for CIB Marine’s banks would have a material adverse effect on CIB Marine. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout.
Restrictions on Affiliate Transactions
     Transactions between CIB Marine, its subsidiary banks and its nonbank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions and limitations on CIB Marine’s subsidiary banks from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions and limitations prevent CIB Marine or other affiliates from borrowing from the subsidiary banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the subsidiary banks to or in CIB Marine or to or in any other affiliate are limited, individually, to 10% of the respective subsidiary bank’s capital, allowance for loan losses and surplus, and such secured loans are limited in the aggregate to 20% of the respective subsidiary bank’s capital, allowance for loan losses and surplus. All such transactions must be on terms that are no less favorable to the bank subsidiary than those that would be available from nonaffiliated third parties. Moreover, some state banking laws, like those in Illinois, impose restrictions on affiliate transactions similar to those imposed by federal law. Certain of CIB Marine’s subsidiary banks have engaged in transactions with affiliates, including the making of loans to purchase CIB Marine stock. In connection with the Cease and Desist Orders issued against CIB Marine’s bank subsidiaries (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters”), CIB Marine’s two Illinois bank subsidiaries were cited by bank regulators for failure to comply with federal restrictions (and CIB – Chicago also was cited for failure to comply with the Illinois restrictions) on transactions with affiliates relating to lending transactions involving the stock of CIB Marine. Federal Reserve Board policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.
     At December 31, 2004 CIB Marine’s subsidiary banks had $2.8 million in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.3 million. While these loans were secured by CIB Marine stock, the borrowers did not use the proceeds to acquire the stock.
     The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Qualified Thrift Lender
     The Home Owners’ Loan Act (“HOLA”) requires savings associations such as Marine FSB to meet a qualified thrift lender (“QTL”) test. To meet the QTL test, an association’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquid investments in an amount not exceeding 20% of assets. Qualified Thrift Investments generally consist of residential housing, small business, credit card and educational loans, and loans for personal, family and household purposes. A savings association that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
•	the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;

•	the branching powers of the association shall be restricted to those of a national bank;

•	the institution shall not be eligible to obtain any advances from its FHLB; and

•	payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank.
     Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances subject to safety and soundness considerations.
Community Reinvestment Act and Fair Lending
     CIB Marine’s subsidiary banks are subject to the Community Reinvestment Act (“CRA”) and various fair lending requirements and reporting obligations. The CRA generally requires federal banking agencies to evaluate whether financial institutions are meeting the credit needs of its local communities, including low-and moderate-income neighborhoods and to rate such institutions and publicly disclose such ratings. State and federal agencies also examine financial institutions compliance with fair lending laws. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. Federal banking agencies are also authorized to take compliance with such laws and a bank’s CRA rating into consideration when regulating and supervising other activities of a bank holding company and its banks, including expansionary activities. As of the date of its most recent examination, each of CIB Marine’s subsidiary banks had a CRA rating of at least satisfactory.
Compliance with Consumer Protection Laws
     CIB Marine’s subsidiary banks are subject to many federal consumer protection statutes and regulations including the CRA, Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:
•	require banks to meet the credit needs of their communities;

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.
USA Patriot Act of 2001
     The USA Patriot Act of 2001 and its implementing regulations (“Patriot Act”) were enacted and implemented for the purpose of strengthening the ability of the U.S. Government to intercept and obstruct terrorism by, among others, increasing the power of the U.S. government to obtain access to information and to investigate a broad range of criminal activities. The Patriot Act expanded the definition of money laundering to include terrorism, terrorism support and foreign corruption, and increases the civil and criminal penalties for money laundering offenses. The Patriot Act further applies certain anti-money laundering measures to United States bank accounts of foreign persons; prohibits financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provides for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provides the Department of Treasury with regulatory authority to ensure that certain accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; provides standards for verifying customer identification at account opening; and sets forth rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. Regulatory authorities have increased compliance monitoring activities and have levied significant fines and sanctions on many firms in the financial industry. No fines or sanctions have been levied on CIB Marine.
Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 (“Sarbanes”) addresses corporate governance and accounting oversight matters. Sarbanes requires the creation of a five member oversight board appointed by the SEC that is to set standards for accountants and have investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public audit clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the CEO and the Chief Financial Officer of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material affect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading. As CIB Marine is a non-accelerated filer, it is not subject to the internal control requirements of Section 404 of Sarbanes for the fiscal year ended December 31, 2004.
1934 Exchange Act
     CIB Marine’s stock is registered with the SEC. Under the Exchange Act, CIB Marine is subject to the information, reporting, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act.
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
AVAILABLE INFORMATION
     CIB Marine files various reports with the Securities and Exchange Commission. The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). CIB Marine makes all SEC filings available without charge to the public on its web site at http://www.cibmarine.com as soon as reasonably practical after filed.
FORWARD LOOKING STATEMENTS
     CIB Marine has made statements in this Annual Report on Form 10-K and documents that are incorporated by reference that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “will be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time. Financial results for 2005 and 2006 are unaudited.
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
ITEM 2. PROPERTIES
     The following table provides information relating to the material real properties owned or leased by CIB Marine and its subsidiaries as of December 31, 2004. CIB Marine’s subsidiary banks lease or sublease office space to CIB Marine and to its nonbank subsidiaries.

	Owned or	Date Opened
Location	Leased	or Acquired
SUBSIDIARY BANKS (1):
CENTRAL ILLINOIS BANK FACILITIES
Sidney, Illinois	Owned	09/87
Champaign, Illinois	Owned	09/88
Urbana, Illinois	Owned	03/90
Arrowsmith, Illinois	Owned	10/91
Champaign, Illinois (Midtown)	Owned	04/94
Rantoul, Illinois	Leased	11/94
Monticello, Illinois	Leased	05/95
Danville, Illinois	Owned	08/95
Decatur, Illinois	Leased	10/95
Arthur, Illinois	Owned	10/96
Peoria, Illinois	Leased	09/97
East Peoria, Illinois	Owned	10/97
Springfield, Illinois	Leased	04/99
Lincoln, Illinois	Owned	04/00
Bloomington, Illinois	Owned	10/00
Peoria, Illinois (Knoxville)	Leased	12/01
Peoria, Illinois (Grand Prairie)	Leased	04/03
MARINE – WISCONSIN FACILITIES
Cedarburg, Wisconsin	Owned	09/97
Grafton, Wisconsin	Owned	09/97
Pewaukee, Wisconsin	Leased	02/98
Wauwatosa, Wisconsin	Leased	05/98
Milwaukee, Wisconsin	Leased	04/99
Franklin, Wisconsin	Leased	08/00
Brookfield, Wisconsin	Leased	09/01
CIB – INDIANA FACILITIES
Indianapolis, Indiana (Fox Road)	Leased	03/98
Indianapolis, Indiana (Emerson Way)	Leased	09/98
Indianapolis, Indiana (Monument Circle)	Leased	04/99
Indianapolis, Indiana (Rockville Road)	Owned	03/00
Carmel, Indiana	Leased	08/00
MARINE FSB FACILITIES
Omaha, Nebraska	Leased	11/99
Scottsdale, Arizona	Leased	10/01
Henderson, Nevada	Leased	01/02
Sun City, Arizona	Leased	02/04
CITRUS BANK FACILITIES
Vero Beach, Florida	Owned	04/90

	Owned or	Date Opened
Location	Leased	or Acquired
Sebastian, Florida	Owned	02/93
Barefoot Bay, Florida	Owned	09/96
North Miami Beach, Florida	Leased	12/01
Sebring, Florida	Leased	01/02
Biscayne Bay, Florida	Leased	04/03
Coral Gables, Florida	Leased	04/03
Boca Raton, Florida	Leased	04/03
NONBANK SUBSIDIARIES:
CIB MARINE BANCSHARES, INC.
Champaign, Illinois	Leased	10/99

(1)	CIB Marine’s subsidiary banks are in the process of evaluating the effectiveness of their respective branch networks, which may result in the sale or closure of certain of these branches. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Branch Activities.”
     The following table provides information relating to the material real properties owned or leased by companies held for disposal by CIB Marine at December 31, 2004.

	Owned or	Date Opened	Date Sold or Lease
Location	Leased	or Acquired	Terminated
CANRON CORPORATION
Rexdale, Ontario	Owned	10/02	4/05
MICR, INC.
Mukilteo, Washington	Leased	10/00	10/05
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

     In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine and “Central Illinois Bancorp, Inc.” in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine’s and Central Illinois Bancorp, Inc.’s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff in connection with his employment. In March 2005, Plaintiff amended his complaint to add the former President and CEO of CIB Marine as a defendant based upon claims of alleged fraudulent concealment. (Claims filed in the action against KPMG LLP and a partner of KPMG were voluntarily dismissed by the Plaintiff.) CIB Marine filed a motion to dismiss several of Plaintiff’s claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion was denied. All discovery has been stayed in this action by an order of the federal court in the Dennis Lewis case described later in this section, with the result that this suit is currently dormant. Plaintiff has filed a motion in the Lewis case to vacate the discovery stay in this case. No date has been set for a ruling on that motion, which CIB Marine and the other defendants in the Lewis case opposed. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.
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

     In December 2003, CIB – Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. The property was included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB – Chicago acquired the property subject to the first lien held by an outside financial institution and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation was reported as an outstanding non-recourse mortgage note payable. During the second quarter of 2004, CIB – Chicago transferred all of its rights, title and interest in the property, along with the borrower’s obligation under the related mortgage note, to the first lien holder. CIB – Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB – Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. During 2003, CIB Marine charged-off $41.7 million of the loan to its allowance for loan losses with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB – Chicago commenced litigation in the United States District Court for the Northern District of Illinois, Eastern Division, against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB – Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB – Chicago. In April 2005, the United States District Court dismissed the RICO claim and, as a result, lacked jurisdiction over the state law claims. In April 2005, CIB Marine commenced an action in the Circuit Court of Cook County, Illinois, against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB – Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the quarter ended December 31, 2004.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for CIB Marine’s common stock. As of November  30, 2006, there were approximately 1,428 holders of record of CIB Marine’s common stock.
     CIB Marine has not paid cash dividends on its common stock. As a result of recent losses, CIB Marine does not currently have any intentions to pay a cash dividend. Further, CIB Marine is restricted by the regulators from paying cash dividends. Restrictions on CIB Marine’s ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed under Item 1, “Business – Supervision and Regulation – Dividend Restrictions” and also the stockholders’ equity note to the consolidated financial statements. CIB Marine will periodically evaluate its financial position to determine whether to pay cash dividends in the future.
     The following table shows certain information relating to CIB Marine’s acquisitions of common stock for the three months ended December 31, 2004. All acquisitions were made pursuant to CIB Marine’s collection efforts:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of a Publicly	be Purchased Under
Period	Shares Purchased (1)	per Share (2)	Announced Plan	the Plan
October 1-31, 2004	—	$—	—	—

November 1-30, 2004	71,000	4.06	—	—

December 1-31, 2004	—	—	—	—

Total (Fourth Quarter)	71,000	$4.06	—	—

(1)	Includes only shares pledged as collateral and received through collection efforts when the borrowers defaulted on loans.

(2)	Valuations reflect the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition.
     In conjunction with and as part of the sale of CIB – Chicago, CIB Marine sold 210,950 shares held by CIB Chicago with a book value of $2.6 million and recorded a $1.8 million reduction in its retained earnings. The sale was made in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth CIB Marine’s selected consolidated financial data. The following information should be read in conjunction with the consolidated financial statements, including the related notes, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere herein. During the second and third quarters of 2004, CIB Marine sold, respectively, substantially all the assets and operations of MSI and Commercial Finance. In the fourth quarter of 2004, CIB Marine sold Hillside Investors including its subsidiary bank CIB – Chicago. These companies were classified as companies held for disposal during 2004 and their operating results are included in discontinued operations for all periods presented in the “Selected Statements of Operations Data.”
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Selected Consolidated Financial Data
	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$69,979	$96,663	$101,868	$102,344	$100,228
Interest expense	37,287	46,578	51,079	60,865	61,469

Net interest income	32,692	50,085	50,789	41,479	38,759
Provision for credit losses	17,432	50,506	19,074	6,768	4,541

Net interest income after provision for credit losses	15,260	(421)	31,715	34,711	34,218
Noninterest income(1)	5,001	6,235	6,748	5,314	2,796
Noninterest expense	54,650	53,348	44,620	35,042	29,933

Income (loss) from continuing operations before income taxes	(34,389)	(47,534)	(6,157)	4,983	7,081
Income tax expense (benefit)	(4,840)	2,299	(3,760)	1,444	2,274

Income (loss) from continuing operations	(29,549)	(49,833)	(2,397)	3,539	4,807
Discontinued operations:
Pretax income (loss) from discontinued operations	16,216	(91,269)	17,712	34,146	24,654
Income tax expense (benefit)	4,014	(3,454)	6,508	11,956	8,790

Income (loss) from discontinued operations	12,202	(87,815)	11,204	22,190	15,864

Net income (loss)	$(17,347)	$(137,648)	$8,807	$25,729	$20,671

Common Share Data
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(1.62)	$(2.73)	$(0.13)	$0.20	$0.28
Discontinued operations	0.67	(4.80)	0.61	1.25	0.91

Net income (loss)	$(0.95)	$(7.53)	$0.48	$1.45	$1.19

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.62)	$(2.73)	$(0.13)	$0.19	$0.27
Discontinued operations	0.67	(4.80)	0.60	1.23	0.90

Net income (loss)	$(0.95)	$(7.53)	$0.47	$1.42	$1.17

Dividends	—	—	—	—	—
Book value per share	$4.83	$5.94	$13.52	$12.86	$11.30
Weighted average shares outstanding — basic	18,245,884	18,286,550	18,167,379	17,751,752	17,381,478
Weighted average shares outstanding — diluted	18,245,884	18,286,550	18,547,515	18,083,013	17,622,964

Financial Condition Data
Total assets	$1,385,908	$3,186,237	$3,650,705	$2,942,018	$2,459,298
Loans	746,615	2,360,041	2,704,006	2,382,045	1,826,135
Allowance for loan losses	(29,551)	(109,872)	(65,122)	(35,855)	(23,988)
Securities	379,024	637,356	516,744	420,507	506,600
Deposits	1,178,488	2,821,218	2,848,404	2,269,710	2,038,093
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	87,916	200,734	494,086	421,870	204,779
Stockholders’ equity	92,892	108,523	247,563	229,825	198,714

Financial Ratios and Other Data
Performance ratios:
Net interest margin (2) (9)	2.22%	3.12%	3.43%	3.44%	3.73%
Net interest spread (3) (9)	1.96	2.81	3.03	2.84	3.05
Noninterest income to average assets(4)(9)	1.05	0.54	0.41	0.51	0.35
Noninterest expense to average assets (9)	3.21	2.91	1.99	1.94	2.02
Efficiency ratio (5) (9)	99.37	81.73	52.86	50.08	51.02
Return on average assets (6)	(0.62)	(3.94)	0.27	0.97	0.94
Return on average equity (7)	(20.06)	(63.02)	3.57	11.89	11.53
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.41%	6.58%	1.80%	1.62%	1.00%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	4.75	6.15	1.43	1.42	0.81
Allowance for loan losses to total loans	3.96	4.66	2.41	1.51	1.31
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	47.08	70.72	134.09	93.16	130.71
Net charge-offs to average loans	3.85	3.81	0.64	0.12	0.10
Capital ratios:
Total equity to total assets	6.70%	3.41%	6.78%	7.81%	8.08%
Total risk-based capital ratio	17.47	7.19	10.01	10.37	10.48
Tier 1 risk-based capital ratio	13.11	5.03	8.75	9.12	9.40
Leverage capital ratio	5.63	4.23	8.30	9.01	8.69
Other data:
Number of employees (full-time equivalent)(8)	482	898	844	685	612
Number of banking facilities	41	57	52	49	45

(1)	Noninterest income includes pretax gains on investment securities of $3.1 million, $4.0 million and $0.03 million for the years ended December 31, 2002, 2001 and 2000, respectively. There were no pretax gains on investment securities in 2004 and 2003.

(2)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. For the years 2003, 2002, 2001 and 2000 the effective tax rate used to calculate the tax-equivalent basis was 35%. Beginning in 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, the 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.28%.

(3)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Return on average assets is net income divided by average total assets.

(7)	Return on average equity is net income divided by average common equity.

(8)	Does not include the employees of Canron and MICR which are companies held for disposal. These companies had full-time equivalent employees of 37 in 2004, 49 in 2003, 914 in 2002, 40 in 2001 and 42 in 2000.

(9)	Ratio is calculated based on the total income/expense and average assets/liabilities for continuing and discontinued operations.
     In the fourth quarter of 2004, CIB Marine sold Hillside Investors, including its banking subsidiary, CIB – Chicago which accounted for 46% of CIB Marine’s consolidated assets at December 31, 2003. The assets of MSI were sold in the third quarter of 2004 and the assets of Commercial Finance were sold in the second quarter of 2004. The results of operations of CIB – Chicago, CIB Construction (including Canron), Commercial Finance and MSI are presented as discontinued operations for all years presented. The following table sets forth CIB Marine’s selected consolidated financial data excluding CIB – Chicago, CIB Construction, Commercial Finance and MSI for all periods presented.
CIB MARINE — CONTINUING OPERATIONS ONLY:

	Selected Consolidated Financial Data
	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$69,979	$96,663	$101,868	$102,344	$100,228
Interest expense	37,287	46,578	51,079	60,865	61,469

Net interest income	32,692	50,085	50,789	41,479	38,759
Provision for credit losses	17,432	50,506	19,074	6,768	4,541

Net interest income after provision for credit losses	15,260	(421)	31,715	34,711	34,218
Noninterest income(1)	5,001	6,235	6,748	5,314	2,796
Noninterest expense	54,650	53,348	44,620	35,042	29,933

Income (loss) from continuing operations before income taxes	(34,389)	(47,534)	(6,157)	4,983	7,081
Income tax expense (benefit)	(4,840)	2,299	(3,760)	1,444	2,274

Net (loss) income from continuing operations	$(29,549)	$(49,833)	$(2,397)	$3,539	$4,807

Common Share Data
Earnings (loss) per share
Basic-Income (loss) from continuing operations	$(1.62)	$(2.73)	$(0.13)	$0.20	$0.28
Diluted income (loss) from continuing operations	$(1.62)	$(2.73)	$(0.13)	$0.19	$0.27
Dividends	—	—	—	—	—
Book value per share	$4.83	$5.94	$13.52	$12.86	$11.30
Weighted average shares outstanding — basic	18,245,884	18,286,550	18,167,379	17,751,752	17,381,478
Weighted average shares outstanding — diluted	18,245,884	18,286,550	18,547,515	18,083,013	17,622,964

Financial Condition Data
Total assets	$1,371,043	$1,704,149	$1,749,064	$1,479,700	$1,283,892
Loans	746,615	1,231,412	1,400,964	1,173,075	962,471
Allowance for loan losses	(29,551)	(54,382)	(31,756)	(18,109)	(12,768)
Securities	379,024	353,754	268,523	227,828	260,648
Deposits	1,178,488	1,515,574	1,596,253	1,238,929	1,127,068
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	87,916	123,074	242,403	162,218	73,620

Stockholders’ equity	92,892	108,523	247,563	229,825	198,714

Financial Ratios and Other Data
Performance Ratios:
Net interest margin (2)	2.21%	3.02%	3.33%	3.22%	3.45%
Net interest spread (3)	1.91	2.70	2.93	2.15	2.83
Noninterest income to average assets (4)	0.33	0.35	0.31	0.30	0.23
Noninterest expense to average assets	3.62	2.98	2.78	2.60	2.50
Efficiency ratio (5)	144.99	92.55	78.07	75.01	69.96
Return on average assets (6)	(1.15)	(7.70)	0.55	1.91	1.73
Return on average equity (7)	(20.06)	(63.02)	3.57	11.89	11.53
Asset Quality Ratios:
Nonaccrual, restructured and 90 days or more past due and still accruing loans to total loans	8.41%	4.56%	1.67%	1.39%	1.19%

	Selected Consolidated Financial Data
	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except share and per share data)
Nonperforming assets and 90 days or more past due and still accruing loans to total assets	4.79	3.47	1.50	1.22	1.02
Allowance for loan losses to total loans	3.96	4.42	2.27	1.54	1.33
Allowance for loan losses to nonaccrual, restructured and 90 days or more past due and still accruing loans	47.08	96.85	136.12	110.02	111.94
Net charge-offs to average loans	4.06	2.04	0.42	0.13	0.15
Capital Ratios:
Total equity to total assets	6.78%	6.37%	14.15%	15.53%	15.48%
Total risk-based capital ratio	17.47	7.19	10.01	10.37	10.48
Tier 1 risk-based capital ratio	13.11	5.03	8.75	9.12	9.40
Leverage capital ratio	5.63	4.23	8.30	9.01	8.69
Other Data:
Number of employees (full-time equivalent)	482	590	544	475	434
Number of banking facilities	41	41	38	36	32

(1)	Noninterest income from continuing operations includes pretax gains on investment securities of $1.7 million, $1.2 million and $0.03 million for the years ended December 31, 2002, 2001 and 2000, respectively. There were no pretax gains on investment securities in 2004 and 2003.

(2)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. For the years 2003, 2002, 2001 and 2000 the effective tax rate used to calculate the tax-equivalent basis was 35%. Beginning in 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004 no US federal or state loss carryback potential remains. Accordingly, the 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.29%.

(3)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Return on average assets is net income divided by average total assets.

(7)	Return on average equity is net income divided by average common equity.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
     The financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements, selected financial data appearing elsewhere within this report, and management’s discussion and analysis are dependent upon CIB Marine’s accounting policies. The selection and application of these accounting policies involve judgments about matters that affect the amounts reported in the financial statements and accompanying notes.
     Presented below are discussions of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of CIB Marine’s financial condition and results of operations. These Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates and as such have a greater possibility of producing results that could be materially different than originally reported. See also Note 1 – Summary of Significant Accounting Policies in Item 8 of this Form 10-K.
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. CIB Marine maintains policies and procedures that address the systems of controls over the following areas of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurances they are maintained in accordance with generally accepted accounting principles (“GAAP”); the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.
     CIB Marine evaluates certain commercial loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows from the loan or collateral valuations and all other known relevant information. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Loans, including all residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment under SFAS No. 5, Accounting for Contingencies (“SFAS 5”) with groups of loans that have similar characteristics.

     For loans which are not individually evaluated, CIB Marine makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected losses inherent in a group of loans is derived based upon estimates of expected default and loss rates for the group of loans in part based upon CIB Marine’s loss history and related migration analysis. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; and off-balance sheet positions.
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
     During 2003, CIB Marine’s policies and procedures over the determination of the allowance for loan losses were not effective.
a)	CIB Marine’s policies and procedures to identify credit downgrades on a timely basis and establish suitable loan workout plans were not effectively followed;

b)	CIB Marine lacked adequate credit procedures to analyze borrowers’ global cash flow; and

c)	CIB Marine lacked adequate procedures to monitor loan collateral and valuation on collateral dependent loans.
     As a result of these internal control deficiencies, pertinent information was not identified, captured and communicated in a form and timeframe that enabled CIB Marine to analyze the appropriateness of the allowance for loan losses. Consequently, CIB Marine’s allowance for loan losses was materially understated in previously issued consolidated financial statements for the fiscal quarters ended March 31 and June 30, 2003 and the years ended December 31, 2002 and 2001. These consolidated financial statements were restated in the 2003 Form 10-K. During 2004, CIB Marine took action to remediate these internal control deficiencies. See Item 9A-Controls and Procedures in Part II of this Form 10-K for further information.
Other Investments
     Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but less than 51%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired, CIB Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2004, CIB Marine recognized $0.7 million of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded. At December 31, 2004 and 2003, other investments totaled $3.3 million and $9.6 million, respectively, all of which are illiquid.
Assets of Companies Held for Sale or Disposal
     Companies, and/or the operations of companies, which have met the accounting criteria of held for sale or disposal are carried at the lower of cost or fair market value less estimated selling costs. The valuations of such businesses are allocated to the assets and liabilities of the businesses. The asset groups are then periodically evaluated for impairment as required under Financial Accounting Standards Board (“FASB”) Statement No. 144, based upon the estimated undiscounted cash flows of the asset group. If the estimated undiscounted cash flows of the asset group are not sufficient to recover the carrying value of the asset group, then the fair value of the asset group is determined using a discounted cash flow approach. If the fair value of the asset group is less than the carrying amount, a loss is recognized. Should future estimated cash flows be reduced or if applicable discount rates increase, then the carrying value of the asset groups may need to be reduced and a loss recorded. At December 31, 2004 and 2003, CIB Marine had two companies classified as held for sale/disposal, MICR, which had a carrying value of $1.8 million and $4.0 million at December 31, 2004 and 2003, respectively and CIB Construction which had a carrying value of $2.6 million and $7.7 million for the respective years. Additionally, at December 31, 2004 the remaining net liabilities of Mortgage Services, Inc were included in assets/liabilities of companies held for sale/disposal. In the third quarter of 2004, CIB Marine sold substantially all the assets and operations of MSI. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities totaling $1.8 million at December 31, 2004 include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.
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
     Due to the significant losses incurred in 2004 and the expectation of additional losses in 2005 and 2006, management has determined that it is not more likely than not that the entire net deferred tax asset of $72.9 million at December 31, 2004, which includes the entire net deferred tax asset of companies held for sale or disposal of $8.8 million, will be realized. Therefore, a valuation allowance of $72.8 million has been established, including $8.7 million for companies held for sale or disposal.
INTRODUCTION
     The following is a discussion and analysis of CIB Marine’s consolidated financial condition as of December 31, 2004 and 2003, and its changes in financial condition and results of operations for the three years ended December 31, 2004, 2003 and 2002. References in the discussion below to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Item 8 of this Form 10K.
OVERVIEW
     CIB Marine had a net loss of $17.3 million in 2004, a net loss of $137.6 million in 2003 and net income of $8.8 million in 2002. Total assets at December 31, 2004 were $1.4 billion, representing a 56.5% decrease from total assets of $3.2 billion at December 31, 2003.
     In 2003, CIB Marine commenced a comprehensive review of the adequacy of its allowance for loan losses. This review resulted from regular examinations at certain of CIB Marine’s subsidiary banks by banking regulators and a deterioration in the credit quality of the loan portfolio, including a significant increase in nonperforming loans. External resources were employed to assist in the review of the loan portfolio and to investigate other loan related matters. As a result of CIB Marine’s review process, CIB Marine increased its allowance for loan losses in 2003 and also recognized an impairment loss of all goodwill relating to certain of its bank subsidiaries. These losses, and the related tax effects, significantly contributed to the net losses for 2003. In order to improve the financial strength of CIB Marine, including its liquidity and capital, CIB Marine directed its focus beginning in 2003 to improving the credit quality of its loan portfolio and enhancing its lending, credit and management culture.
     During 2004, CIB Marine explored a number of alternatives to improve capital and strengthen the organization. On November 30, 2004, CIB Marine sold CIB – Chicago to an unrelated banking organization at a gain of $15.6 million. A portion of the proceeds were used to pay off CIB Marine’s outstanding balance on its line of credit and infuse capital into Central Illinois Bank, allowing the bank to meet its regulatory capital requirements. As a result of this sale, CIB Marine’s total assets at December 31, 2004 were significantly less than total assets at December 31, 2003 which included approximately $1.5 billion in assets at CIB – Chicago. During 2004, CIB Marine also sold MSI and Commercial Finance at a combined net loss of approximately $0.5 million and commenced the wind down of certain other nonbank subsidiaries in order to more narrowly focus its resources on its core commercial and retail banking strategies.

RESULTS OF OPERATIONS
     The following discussion relates to continuing operations unless otherwise noted.
     Net Income
     CIB Marine’s net loss was $17.3 million in 2004, which consisted of a $29.5 million net loss from continuing operations and a $12.2 million net income from discontinued operations, as compared to a net loss of $137.6 million in 2003, which consisted of a $49.8 million net loss from continuing operations and a $87.8 million net loss from discontinued operations. The $20.3 million decrease in loss from continuing operations was primarily attributable to a $33.1 million decrease in the provision for credit losses and a $7.1 million decrease in income tax expense, partially offset by a $17.4 million decrease in net interest income. The results from discontinued operations are comprised of impairment losses on assets held for disposal, net gains and losses on sales of assets held for disposal during 2004 and the consolidated operating results of MSI and CIB – Chicago, including its subsidiaries CIB Construction and Commercial Finance. The $100.0 million increase in income from discontinued operations was driven by a $103.7 million decrease in CIB – Chicago’s provision for credit losses, a net $15.1 million gain on the sale of CIB – Chicago and the sales of the assets of Commercial Finance and MSI, and a $20.6 million decrease in impairment loss on intangibles, assets held for sale and other assets, partially offset by a $25.5 million decrease in net interest income and a $7.5 million increase in income tax expense.
     The decreases in the provision for credit losses in 2004 for both continuing and discontinued operations were due to an improvement in the overall quality of the credit portfolio resulting from actions CIB Marine took during the second half of 2003 and during 2004.
     CIB Marine’s net loss was $137.6 million for 2003 which is comprised of a $49.8 million net loss from continuing operations and a $87.8 million net loss from discontinued operations as compared to net income of $8.8 million in 2002 which is comprised of a $2.4 million net loss from continuing operations and a $11.2 million net income from discontinued operations. The $47.4 million increase in loss from continuing operations was driven by a $31.4 million increase in provision for credit losses, an $8.7 million increase in noninterest expense and a $6.1 million increase in income tax expense. The 2003 increase in noninterest expense was primarily due to $2.0 million of impairment losses on goodwill, a $3.2 million increase in losses related to the impairment and sale of equity investments and foreclosed properties, and a $3.9 million increase in compensation.
     The $99.0 million increase in loss from discontinued operations was driven by an $82.7 million increase in provision for credit losses, a $2.6 million decrease in net interest income and a $24.7 million increase in noninterest expense, net of noninterest income, partially offset by a $10.0 million decrease in income taxes. The net $24.7 million increase in noninterest expense, net of noninterest income was primarily due to $12.4 million impairment loss on goodwill and other intangibles, a $2.1 million loss on foreclosed properties, a $4.7 million impairment loss on assets held for disposal at December 31, 2003 and a $2.8 million increase in collection and foreclosed property expenses.
     The increase in the provision for credit losses in 2003 for both continuing operations and discontinued operations was the result of an increase in the net loan charge-offs and additional provisions as a result of the deterioration in the quality of the loan portfolio, including an increase in the level of nonperforming loans.
     The effective tax (benefit) expense rate from continuing operations for 2004 was (14.1)% as compared to 4.8% for 2003 and (61.1)% for 2002. The 2004 change in the effective tax rate was mainly due to a provision for a valuation allowance for deferred tax assets. Due to the significant losses in 2004 and the expectation of additional losses in 2005 and 2006, CIB Marine determined that it was not more likely than not that the entire net deferred tax assets at December 31, 2004 would be realized. Therefore, in 2004, an additional valuation allowance of $9.3 million, related to continuing operations, was provided by way of a charge to tax expense to reduce the net deferred tax assets.
     Net Interest Income
     Net interest income is the most significant component of CIB Marine’s earnings. Net interest income is the difference between interest earned on interest-earning assets and interest paid on deposits and other borrowed funds. Net interest margin is this difference expressed as a percentage of average interest-earning assets. The amount of CIB Marine’s net interest income is affected by several factors, including interest rates and the volume and relative mix of interest-earning assets and interest-bearing liabilities. Although CIB Marine can control certain of these factors, others, such as the general level of credit demand, fiscal policy and Federal Reserve Board monetary policy, are beyond CIB Marine’s control.

     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. For 2003 and 2002, interest income is expressed on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by these tax-exempt assets. Beginning in 2004, CIB Marine does not expect to realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004. Accordingly, interest income on tax exempt loans and tax exempt securities for 2004 has not been adjusted to reflect the tax equivalent basis. See Note 20-Income Taxes to the consolidated financial statements in Item 8 of this Form 10-K for additional information.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31,
	2004			2003			2002
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets (TE):
Securities:
Taxable	$673,100	$15,535	2.31%	$509,944	$13,622	2.67%	$425,602	$18,284	4.30%
Tax-exempt (1)	43,022	1,660	3.86	61,646	3,411	5.53	61,270	3,910	6.38

Total securities	716,122	17,195	2.40	571,590	17,033	2.98	486,872	22,194	4.56
Loans (2)(3):
Commercial	528,242	27,251	5.16	764,251	46,076	6.03	805,009	52,960	6.58
Commercial real estate	1,289,930	77,033	5.97	1,834,966	118,272	6.45	1,707,594	122,056	7.15
Consumer	37,409	2,240	5.99	52,463	3,295	6.28	61,291	4,029	6.57

Total loans	1,855,581	106,524	5.74	2,651,680	167,643	6.32	2,573,894	179,045	6.96
Federal funds sold	126,717	1,891	1.49	35,775	466	1.30	28,654	539	1.88
Loans held for sale	24,259	1,484	6.12	117,962	6,281	5.32	72,062	4,137	5.74

Total interest-earning assets (1)	2,722,679	127,094	4.67	3,377,007	191,423	5.67	3,161,482	205,915	6.51

Noninterest-earning assets:
Cash and due from banks	48,120			51,078			36,892
Premises and equipment	26,993			29,343			27,979
Allowance for loan losses	(100,286)			(94,243)			(46,191)
Receivables from sale of stock	(3,775)			(7,242)			(7,814)
Accrued interest receivable and other assets	89,312			137,012			67,722

Total noninterest-earning assets	60,364			115,948			78,588

Total assets	$2,783,043			$3,492,955			$3,240,070

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$85,979	$994	1.16%	$70,731	$742	1.05%	$57,831	$590	1.02%
Money market	343,764	4,981	1.45	427,919	6,993	1.63	285,178	5,829	2.04
Other savings deposits	192,847	2,672	1.39	245,781	4,326	1.76	124,189	2,936	2.36
Time deposits (4)	1,674,168	48,973	2.93	1,953,816	64,316	3.29	1,960,349	76,129	3.88

Total interest-bearing deposits	2,296,758	57,620	2.51	2,698,247	76,377	2.83	2,427,547	85,484	3.52
Borrowings — short-term	61,317	2,364	3.86	212,363	3,449	1.62	274,490	5,958	2.17
Borrowings — long-term (4)	37,447	882	2.36	46,771	1,161	2.48	46,396	1,370	2.95
Junior subordinated debentures and guaranteed trust preferred securities	61,857	5,710	9.23	60,005	5,198	8.66	45,260	4,523	9.99

Total borrowed funds	160,621	8,956	5.58	319,139	9,808	3.07	366,146	11,851	3.24

Total interest-bearing liabilities	2,457,379	66,576	2.71	3,017,386	86,185	2.86	2,793,693	97,335	3.48

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	185,606			206,815			173,080
Accrued interest and other liabilities	53,588			50,329			26,366

Total noninterest-bearing liabilities	239,194			257,144			199,446

Stockholders’ equity	86,470			218,425			246,931

Total liabilities and stockholders’ equity	$2,783,043			$3,492,955			$3,240,070

Net interest income and net interest spread (1)(5)		$60,518	1.96%		$105,238	2.81%		$108,580	3.03%

Net interest-earning assets	$265,300			$359,621			$367,789

Net interest margin (1)(6)			2.22%			3.12%			3.43%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11%			1.12%			1.13%

(1)	Tax-equivalent basis of 35% for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax equivalent basis of 35%, the net interest margin would have been 2.28%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $2.9 million, $10.0 million, and $9.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(4)	Interest amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(6)	Net interest margin is the ratio of net interest income to average interest-earning assets.

Reconciliation of Net Interest Income

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Interest income reported in margin table(1)	$127,094	$191,423	$205,915
Taxable equivalent adjustment – tax-exempt securities	—	(651)	(773)
Taxable equivalent adjustment – tax-exempt loans	—	(672)	(545)
Taxable equivalent adjustment – tax-exempt securities-discontinued	—	(543)	(596)
Interest income included in discontinued operations	(57,115)	(92,894)	(102,133)

Interest income as reported in consolidated statements of operations	69,979	96,663	101,868

Interest expense reported in margin table	66,576	86,185	97,335
Interest expense included in discontinued operations	(29,289)	(39,607)	(46,256)

Interest expense as reported in consolidated statements of operations	37,287	46,578	51,079

Net interest income reported in margin table(1)	60,518	105,238	108,580
Tax equivalent adjustment	—	(1,866)	(1,914)
Net discontinued operations	(27,826)	(53,287)	(55,877)

Net interest income from continuing operations, net of adjustments as reported in consolidated statement of operations	$32,692	$50,085	$50,789

(1)	Tax-equivalent basis of 35% for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004. Accordingly, 2004 is not presented on a tax-equivalent basis.
CIB MARINE — CONTINUING OPERATIONS ONLY:

	Year Ended December 31,
	2004			2003			2002
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets (TE):
Securities:
Taxable	$361,455	$9,062	2.51%	$276,535	$8,022	2.90%	$232,495	$10,627	4.57%
Tax-exempt (1)	20,060	866	4.32	33,272	1,859	5.59	33,222	2,208	6.65

Total securities	381,515	9,928	2.60	309,807	9,881	3.19	265,717	12,835	4.83
Loans (2)(3):
Commercial	295,138	15,022	5.09	444,560	26,800	6.03	489,833	32,524	6.64
Commercial real estate	696,582	41,829	6.00	884,284	58,619	6.63	751,050	54,264	7.23
Consumer	31,372	1,860	5.93	38,058	2,395	6.29	46,250	3,110	6.72

Total loans	1,023,092	58,711	5.74	1,366,902	87,814	6.42	1,287,133	89,898	6.98
Federal funds sold	70,776	1,127	1.59	23,688	291	1.23	11,330	453	4.00
Loans held for sale	1,612	213	13.21	—	—	—	—	—	—

Total interest-earning assets (1)	1,476,995	69,979	4.74	1,700,397	97,986	5.76	1,564,180	103,186	6.60

Noninterest-earning assets:
Cash and due from banks	32,605			32,860			21,779
Premises and equipment	15,910			17,191			16,296
Allowance for loan losses	(52,237)			(45,222)			(23,834)
Receivables from sale of stock	(2,157)			(2,199)			(1,657)
Accrued interest receivable and other assets	39,086			85,081			26,446

Total noninterest-earning assets	33,207			87,711			39,030

Total assets of continuing operations	1,510,202			1,788,108			1,603,210
Assets of companies held for disposal(7)	1,272,841			1,704,847			1,636,860

Total assets	$2,783,043			$3,492,955			$3,240,070

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$63,291	$754	1.19%	$50,984	$530	1.04%	$42,583	$482	1.13%
Money market	293,044	4,326	1.48	368,219	6,273	1.70	215,726	4,695	2.18
Other savings deposits	40,611	501	1.23	28,161	364	1.29	22,641	273	1.21
Time deposits (4)	814,691	24,154	2.96	952,320	32,289	3.39	982,736	38,036	3.87

Total interest-bearing deposits	1,211,637	29,735	2.45	1,399,684	39,456	2.82	1,263,686	43,486	3.44
Borrowings — short-term	32,065	1,325	4.13	45,165	1,116	2.47	65,101	2,209	3.39
Borrowings — long-term (4)	10,060	517	5.14	15,750	808	5.13	16,629	861	5.18
Junior subordinated debentures and guaranteed trust preferred securities	61,857	5,710	9.23	60,005	5,198	8.66	45,260	4,523	9.99

Total borrowed funds	103,982	7,552	7.26	120,920	7,122	5.89	126,990	7,593	5.98

Total interest-bearing liabilities	1,315,619	37,287	2.83	1,520,604	46,578	3.06	1,390,676	51,079	3.67

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	124,108			130,918			99,155
Accrued interest and other liabilities	25,495			49,255			8,738

Total noninterest-bearing liabilities	149,603			180,173			107,893

Liabilities of continuing operations	1,465,222			1,700,777			1,498,569

	Year Ended December 31,
	2004			2003			2002
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Liabilities of companies held for disposal	1,231,351			1,573,753			1,494,570

Total liabilities	$2,696,573			$3,274,530			$2,993,139
Stockholders’ equity	86,470			218,425			246,931

Total liabilities and stockholders’ equity	$2,783,043			$3,492,955			$3,240,070

Net interest income and net interest spread (1)(5)		$32,692	1.91%		$51,408	2.70%		$52,107	2.93%

Net interest-earning assets	$161,376			$179,793			$173,504

Net interest margin (1)(6)			2.21%			3.02%			3.33%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12%			1.12%			1.12%

(1)	Tax-equivalent basis of 35% for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004 no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.29%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $1.5 million, $4.7 million, and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(4)	Interest amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(6)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

(7)	Excludes average loans of $1.6 million, $5.0 million and $6.2 million for 2004, 2003 and 2002, respectively, held by CIB-Chicago, which on a consolidated basis are classified as receivables from sale of stock. See Note 13-Stockholders’ Equity in Item 8 of this form 10-K for information on receivables from sale of stock.
     Net interest income from continuing operations for 2004 as compared to the net interest income on a tax-equivalent basis for 2003, decreased $18.7 million, or 36.4%, from $51.4 million in 2003 to $32.7 million in 2004. The decrease was mainly due to a $223.4 million decline in the average balance of interest-earning assets and a 102 basis point decrease in the average yield on these assets. The declines in interest-earning assets were partially offset by a decline in the average balance of interest-bearing liabilities. Net interest income from continuing operations, on a tax-equivalent basis, decreased $0.7 million, or 1.3%, from $52.1 million in 2002 to $51.4 million in 2003. This decrease was primarily the result of an 84 basis point decline in the yield on average interest-earning assets offset by an increase in the balance of average interest-earning assets and a decline in the average cost of borrowings.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid. Interest income for 2003 is expressed on a tax-equivalent basis.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31, 2004 Compared to				Year Ended December 31, 2003 Compared to
	Year Ended December 31, 2003 (2)				Year Ended December 31, 2002 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income (1)
Securities — taxable	$3,942	$(2,029)	$1,913	14.04%	$3,139	$(7,801)	$(4,662)	(25.50)%
Securities – tax-exempt	(875)	(876)	(1,751)	(51.33)	(92)	(407)	(499)	(12.76)

Total securities	3,067	(2,905)	162	0.95	3,047	(8,208)	(5,161)	(23.25)
Commercial	(12,831)	(5,994)	(18,825)	(40.86)	(2,579)	(4,305)	(6,884)	(13.00)
Commercial real estate	(33,061)	(8,178)	(41,239)	(34.87)	8,701	(12,485)	(3,784)	(3.10)
Consumer	(907)	(148)	(1,055)	(32.02)	(560)	(174)	(734)	(18.22)

Total loans (including fees)	(46,799)	(14,320)	(61,119)	(36.46)	5,562	(16,964)	(11,402)	(6.37)
Federal funds sold	1,348	77	1,425	305.79	116	(189)	(73)	(13.54)
Loans held for sale	(5,614)	817	(4,797)	(76.37)	2,463	(319)	2,144	51.82

Total interest income (1)	(47,998)	(16,331)	(64,329)	(33.61)	11,188	(25,680)	(14,492)	(7.04)

Interest Expense
Interest-bearing demand deposits	171	81	252	33.96	135	17	152	25.76
Money market	(1,276)	(736)	(2,012)	(28.77)	2,500	(1,336)	1,164	19.97
Other savings deposits	(832)	(822)	(1,654)	(38.23)	2,293	(903)	1,390	47.34
Time deposits	(8,628)	(6,715)	(15,343)	(23.86)	55	(11,868)	(11,813)	(15.52)

Total deposits	(10,565)	(8,192)	(18,757)	(24.56)	4,983	(14,090)	(9,107)	(10.65)
Borrowings — short-term	(3,602)	2,517	(1,085)	(31.46)	(1,265)	(1,244)	(2,509)	(42.11)
Borrowings — long-term	(222)	(57)	(279)	(24.03)	11	(220)	(209)	(15.26)
Junior subordinated debentures and guaranteed trust preferred securities	163	349	512	9.85	1,335	(660)	675	14.92

Total borrowed funds	(3,661)	2,809	(852)	(8.69)	81	(2,124)	(2,043)	(17.24)

Total interest expense	(14,226)	(5,383)	(19,609)	(22.75)	5,064	(16,214)	(11,150)	(11.46)

Net interest income (1)	$(33,772)	$(10,948)	$(44,720)	(42.49)%	$6,124	$(9,466)	$(3,342)	(3.08)%

(1)	Tax-equivalent basis of 35% for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with these tax exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

CIB MARINE — CONTINUING OPERATIONS ONLY:

	Year Ended December 31, 2004 Compared to				Year Ended December 31, 2003 Compared to
	Year Ended December 31, 2003 (2)				Year Ended December 31, 2002 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income (1)
Securities — taxable	$2,231	$(1,191)	$1,040	12.96%	$3,949	$(6,554)	$(2,605)	(24.51)%
Securities — tax-exempt	(631)	(362)	(993)	(53.42)	295	(644)	(349)	(15.81)

Total securities	1,600	(1,553)	47	0.48	4,244	(7,198)	(2,954)	(23.02)
Commercial	(8,049)	(3,729)	(11,778)	(43.95)	228	(5,952)	(5,724)	(17.60)
Commercial real estate	(11,632)	(5,158)	(16,790)	(28.64)	12,589	(8,234)	4,355	8.03
Consumer	(402)	(133)	(535)	(22.34)	(214)	(501)	(715)	(22.99)

Total loans (including fees)	(20,083)	(9,020)	(29,103)	(33.14)	12,603	(14,687)	(2,084)	(2.32)
Federal funds sold	728	108	836	287.29	353	(515)	(162)	(35.76)
Loans held for sale	213	—	213	—	—	—	—	—

Total interest income (1)	(17,542)	(10,465)	(28,007)	(28.58)	17,200	(22,400)	(5,200)	(5.04)

Interest Expense
Interest-bearing demand deposits	140	84	224	42.26	112	(64)	48	9.96
Money market	(1,178)	(769)	(1,947)	(31.04)	2,963	(1,385)	1,578	33.61
Other savings deposits	154	(17)	137	37.64	90	1	91	33.33
Time deposits	(4,352)	(3,783)	(8,135)	(25.19)	3,277	(9,024)	(5,747)	(15.11)

Total deposits	(5,236)	(4,485)	(9,721)	(24.64)	6,442	(10,472)	(4,030)	(9.27)
Borrowings — short-term	(389)	598	209	18.73	97	(1,190)	(1,093)	(49.48)
Borrowings — long-term	(292)	1	(291)	(36.01)	(37)	(16)	(53)	(6.16)
Junior subordinated debentures and guaranteed trust preferred securities	—	512	512	9.85	1,335	(660)	675	14.92

Total borrowed funds	(681)	1,111	430	6.04	1,395	(1,866)	(471)	(6.20)

Total interest expense	(5,917)	(3,374)	(9,291)	(19.95)	7,837	(12,338)	(4,501)	(8.81)

Net interest income (1)	$(11,625)	$(7,091)	$(18,716)	(36.41)%	$9,363	$(10,062)	$(699)	(1.34)%

(1)	Tax-equivalent basis of 35% for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with these tax exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.
     Interest Income
     Total interest income decreased $28.0 million, or 28.6%, from $98.0 million, on a tax-equivalent basis, in 2003 to $70.0 million in 2004. The decrease was driven by a $223.4 million decline in average balances and a 102 basis point decrease in the average yields earned on interest-earning assets. The decrease in interest income was driven by a $343.8 million decrease in average loan balances and a 68 basis point decrease in average loan yields. The decline in average loan balances was mostly in the commercial and commercial real estate loans and was mainly due to CIB Marine’s shift in focus during the last half of 2003 and into 2004 from business development to improving the asset quality of the portfolio.
     Total interest income, on a tax-equivalent basis, decreased $5.2 million, or 5.0%, during 2003 from $103.2 million in 2002. The decrease was the result of an 84 basis point reduction in the average yield on interest-earning assets, partially offset by a $136.2 million, or 8.7%, increase in average interest-earning assets. The majority of the decline was in interest income on securities which decreased $3.0 million due to lower yields, partially offset by higher investment balances which were increased to offset liquidity risk. Interest income on loans decreased $2.1 million, or 2.3%, from $89.9 million in 2002 to $87.8 million in 2003, and was driven by a 56 basis point decline in average yield partially offset by a $79.8 million increase in average balances.
     Interest Expense
     Total interest expense decreased $9.3 million, or 20.0%, from $46.6 million in 2003 to $37.3 million in 2004. This reduction was primarily driven by a $205.0 million decrease in the average balances of interest-bearing liabilities and a 23 basis point decline in the average rate paid on these liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $9.7 million, or 24.7%, from $39.4 million in 2003 to $29.7 in 2004, due to a $188.0 million reduction in average deposit balances and a 37 basis point decrease in average deposits yields. Interest expense on time deposits comprised 83.7% or $8.1 million of the overall reduction of interest expense on deposits during 2004 as compared to 2003. The decrease in time deposit interest expense was primarily due the economic rate environment combined with CIB Marine’s liquidity and risk management initiatives in response to reduced interest-earning assets.
     Total interest expense decreased $4.5 million, or 8.8%, during 2003 from $51.1 million in 2002. This reduction was primarily the result of a 61 basis point decline in the rate paid on total interest-bearing liabilities, partially offset by a $129.9 million increase in average balances of interest-bearing liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, declined $4.0 million during 2003 from $43.5 million in 2002. The reduction was due to a 62 basis point reduction in the average rates paid, partially offset by a $136.0 million increase in average deposit balances. Interest expense on borrowed funds decreased 6.2% primarily as a result a $6.1 million decrease in the average amount of borrowed funds.

     Net Interest Margin/Net Interest Spread
     CIB Marine’s net interest spread decreased by 79 basis points and the net interest margin decreased by 81 basis points in 2004 primarily due to a decline in the average yield earned on interest-earning assets. This was the result of the reduction in loans as a percentage of total earning-assets, high levels of nonaccrual loans and holding short-term liquid assets in a steep yield curve environment. To reduce liquidity risk, management increased the percentage of short-term liquid assets to total liabilities. Short-term liquid assets include cash and due from banks, federal funds sold, reverse repurchase agreements and investment securities.
     CIB Marine’s net interest spread decreased by 23 basis points and the net interest margin decreased by 31 basis points in 2003, primarily the result of the rate earned on interest-earning assets declining more rapidly than the rate paid on interest-bearing liabilities. This decrease was also the result of increased nonaccrual loans, the interest rate environment and CIB Marine’s liquidity and market risk activities. To reduce liquidity risk, management increased the percentage of shorter term but lower yielding liquid assets to total earning assets, and reduced lower cost, shorter term borrowings while increasing longer life but higher yielding deposits.
     Provision for Credit Losses
     The provision for credit losses decreased $33.1 million during 2004 as compared to 2003. The decrease is due to a decline in the amount of loans outstanding and actions taken by management to improve the credit quality of its portfolio. During the last half of 2003 and into 2004, CIB Marine focused its resources on improving the quality of its credit portfolio, liquidity and capital.
     During 2003, as a result of regular examinations at certain of CIB Marine’s subsidiary banks and deterioration in the credit quality of the loan portfolio, including a significant increase in nonperforming loans, CIB Marine significantly increased its provision for credit losses. The provision for credit losses for continuing operations, which represents provision for loan losses and losses on unfunded commitments and standby letters of credit, was $17.4 million for the year ended December 31, 2004 as compared to $50.5 million in 2003 and $19.1 million in 2002. During 2003, the increase in the provision was driven by the deteriorating quality of the credit portfolio including an increase in nonaccrual loans, excluding CIB – Chicago, from $15.8 million as of December 31, 2002 to $52.9 million as of December 31, 2003 and an increase in net charge-offs from $5.4 million in 2002 to $27.9 million in 2003. Additionally, increased loss rate percentages applied in 2003 accounted for a portion of the increase in 2003 as compared to 2002.
     Noninterest Income
     Noninterest income decreased $1.2 million, or 19.8%, from $6.2 million in 2003 to $5.0 million in 2004. The decrease was primarily due to a $0.9 million decrease in equity income of limited partnerships and $0.5 million royalty fees received from third parties in 2003 as compared to none in 2004. During the first quarter of 2004, CIB Marine sold its interest in the limited partnerships at a loss of $0.2 million.
     During 2003, noninterest income decreased $0.5 million from $6.7 million in 2002 to $6.2 million in 2003. The decrease was due to a $1.7 million gain on sale of investment securities recognized in 2002. In 2003, CIB Marine did not sell any of its securities portfolio, and as a result, there were no gains on sales recognized. The decrease in gain on sale of investments was partially offset by a $0.8 million increase in equity income of limited partnerships in 2003 as compared to 2002 and $0.5 million royalty income in 2003 as compared to none in 2002.
     Noninterest Expense
     Total noninterest expense increased $1.3 million, or 2.4%, from $53.3 million in 2003, to $54.6 million in 2004. The increase was primarily the result of an increase in professional services and regulatory assessments, partially offset by a decrease in the recognition of impairment and other losses on goodwill and other assets as compared to 2003 and a decrease in compensation and employee benefits expense.
•	Professional services increased $3.7 million in 2004 as compared to 2003. In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate credit and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of these developments. The investigation was completed in the fourth quarter of 2004 at a cost of approximately $2.3 million. See Item 1 of this Form 10-K for further information on this investigation. In early 2004, the Board of Directors also engaged a consulting firm to investigate various strategic alternatives to strengthen the capital position of the company. Professional services costs related to this process were approximately $0.9 million in 2004.

•	FDIC and state assessment expenses increased $1.1 million during 2004 as compared to the same period in 2003. The increase was driven by certain of CIB Marine’s subsidiary banks being assigned a higher risk assessment classification by the FDIC in 2004 as compared to 2003. The change in risk classification was due to credit issues at certain of these banks as previously noted in the overview discussion.

•	In 2004, CIB Marine recognized $2.0 million in losses related to the impairment and sale of other investments, loans and foreclosed properties as compared to $3.2 million in 2003. During 2003, CIB Marine recognized a $1.2 million market value loss relating to the unconsolidated interest CIB Marine has in a closely held information services business as compared to a $0.5 million market value loss on this investment in 2004. In 2003 CIB Marine recognized a $0.7 million impairment loss on interests in limited partnerships which were sold in the first quarter of 2004 at a loss of $0.2 million. Additionally, loss on foreclosed properties declined from $1.2 million in 2003 to $0.6 million in 2004. These decreases in losses were partially offset by a $0.6 million loss on sale of loans in 2004 as compared to none in 2003.

•	Compensation and employee benefits expense is the largest component of noninterest expense and represented 52.6% of total noninterest expense for 2004 compared to 58.2% for 2003. Compensation and employee benefits expense decreased $2.3 million or 7.4% from $31.1 million in 2003 to $28.8 million in 2004. The decrease in compensation and benefit expense is primarily due to an overall cost savings program begun by CIB Marine in June 2004. The program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions. The total number of full-time equivalent employees of companies included in continuing operations, excluding MICR, decreased from 590 at December 31, 2003 to 482 at December 31, 2004. The net operating results of MICR, including its compensation expense is included in other noninterest income. Additionally, CIB Marine’s total contribution to its employee 401(k) plan and employee stock ownership plan decreased $0.4 million during 2004 as compared to 2003. In 2003, CIB Marine matched employee contributions to the 401(k) plan up to 1% of compensation and contributed 1% of compensation to the employee stock ownership plan. During 2004, CIB Marine did not make any contributions to its employee stock ownership plan, and during the first quarter of 2004, CIB Marine suspended the matching contribution to the 401(k) plan. In 2005, CIB Marine reinstated and increased the matching contribution to the 401(k) plan up to 3% of compensation.
     Total noninterest expense increased $8.7 million, or 19.6%, from $44.6 million in 2002, to $53.3 million in 2003. The increase was primarily the result of a $2.0 million impairment loss associated with MICR, an increase in compensation and employee benefits expense, and impairment and other losses on other assets. These increases were partially offset by a reduction in litigation settlements.
•	Compensation and employee benefits expense is the largest component of noninterest expense and represented 58.2% of total noninterest expense for 2003 compared to 60.9% for 2002. Compensation and employee benefits expense increased $3.9 million, or 14.3%, from $27.2 million in 2002 to $31.1 million in 2003. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff the new banking facilities, the hiring of additional management personnel, and increases in the salaries of existing personnel. The total number of full-time equivalent employees, excluding companies held for disposal, increased 8.5% from 544 at December 31, 2002 to 590 at December 31, 2003. The net operating results of MICR, including its compensation expense, are included in other noninterest income.

•	In 2003, CIB Marine recognized $3.2 million in losses related to the impairment and sale of other investments, loans and foreclosed properties as compared to $0.1 million in 2002. The increase was primarily due to $1.7 million market value loss relating to CIB Marine’s interests in a closely held information services business and limited partnerships. There were no impairment losses on these investments during 2002. Additionally, loss on foreclosed properties increased $1.2 million in 2003 as compared to 2002 primarily due to impairment losses recognized on two foreclosed properties.

•	Litigation expense decreased $1.7 million from $1.8 million in 2002 to $0.1 million in 2003. The 2002 expense was mainly due to the settlement of two lawsuits related to CIB Marine’s commercial lending business. Professional services increased $0.5 million from $1.8 million in 2002 to $2.3 million 2003 as a result of additional accounting, legal and consulting fees primarily related to the previously mentioned problems in the loan portfolio.
     Pretax Loss from Discontinued Operations
Overview-Discontinued Operations
     Income/loss from discontinued operations is comprised of impairment losses on assets held for disposal, gains and losses on sale of assets held for disposal and the consolidated operating results of MSI and CIB – Chicago, including its subsidiaries CIB Construction and Commercial Finance. CIB Marine sold CIB – Chicago in November 2004 at a pretax gain of $15.6 million. In conjunction with the sale of CIB – Chicago, CIB Marine bought at book value CIB Construction and MICR, which were subsidiaries of CIB – Chicago immediately prior to the sale. In the second quarter of 2004, CIB Marine sold substantially all the assets and operations of Commercial Finance at a pretax gain of $0.2 million and in the third quarter sold substantially all the assets and operations of MSI at a $0.7 million loss. Commercial Finance was fully dissolved in November 2004 and CIB Marine is in the process of winding down the remaining affairs of MSI.
     Pretax income from discontinued operations was $16.2 million in 2004 compared to a pretax loss of $91.3 million in 2003. The $107.5 million change was primarily the result of a $103.7 million decrease in provision for credit losses, the net $15.1 million gain on sale of net assets held for disposal, a $16.3 million decrease in impairment and other losses on assets held for disposition, goodwill and other intangibles and $1.5 million in gains on the sales of certain properties and equipment and $1.8 million related to the settlement of subordinated debt at a discount at CIB Construction. These amounts were partially offset by a $25.5 million dollar decrease in net interest income.
     During 2003, pretax loss of discontinued operations was $91.3 million as compared to a pretax income of $17.7 million in 2002. The $109.0 million change was driven by an $82.7 million increase in provision for credit losses and $17.1 million of impairment losses on assets held for disposition, goodwill and other intangibles and a $2.6 million decrease in net interest income.
Net Interest income-discontinued operations
     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each major asset and liability for companies included in discontinued operations. For 2003 and 2002, interest income is expressed on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on tax-exempt loans and tax-exempt securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by these tax-exempt assets. Beginning in 2004, CIB Marine does not expect to realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004. Accordingly, interest income on tax- exempt loans and tax exempt securities for 2004 has not been adjusted to reflect the tax-equivalent basis. See the Income Taxes note to the consolidated financial statements for additional information.
DISCONTINUED OPERATIONS:

	Year Ended December 31,
	2004			2003			2002
							(as restated)
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets (TE):
Securities:
Taxable	$311,645	$6,473	2.08%	$233,409	$5,600	2.40%	$193,107	$7,657	3.97%
Tax-exempt (1)	22,962	794	3.46	28,374	1,552	5.47	28,048	1,702	6.07

Total securities	334,607	7,267	2.17	261,783	7,152	2.73	221,155	9,359	4.23
Loans (2, 3):
Commercial	233,104	12,229	5.25	319,691	19,276	6.03	315,176	20,436	6.48
Commercial real estate	593,348	35,205	5.93	950,682	59,653	6.27	956,544	67,792	7.09
Consumer	6,037	380	6.29	14,405	900	6.25	15,041	919	6.11

Total loans	832,489	47,814	5.74	1,284,778	79,829	6.21	1,286,761	89,147	6.93
Federal funds sold	55,941	764	1.37	12,087	175	1.45	17,324	86	0.50
Loans held for sale	22,647	1,270	5.61	117,962	6,281	5.32	72,062	4,137	5.74

Total interest-earning assets (1)	1,245,684	57,115	4.59	1,676,610	93,437	5.57	1,597,302	102,729	6.43

Noninterest-earning assets:
Cash and due from banks	15,515			18,218			15,113
Premises and equipment	11,083			12,152			11,683
Allowance for loan losses	(48,049)			(49,021)			(22,357)
Receivables from sale of stock	(1,618)			(5,043)			(6,157)
Accrued interest receivable and other assets	50,226			51,931			41,276

Total noninterest-earning assets	27,157			28,237			39,558

Total assets	$1,272,841			$1,704,847			$1,636,860

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$22,688	$240	1.06%	$19,747	$212	1.07%	$15,248	$108	0.71%
Money market	50,720	655	1.29	59,700	720	1.21	69,452	1,134	1.63
Other savings deposits	152,236	2,171	1.43	217,620	3,962	1.82	101,548	2,663	2.62
Time deposits (4)	859,477	24,819	2.89	1,001,496	32,027	3.20	977,613	38,093	3.90

Total interest-bearing deposits	1,085,121	27,885	2.57	1,298,563	36,921	2.84	1,163,861	41,998	3.61
Borrowings — short-term	29,252	1,039	3.55	167,198	2,333	1.40	209,389	3,749	1.79
Borrowings — long-term (4)	27,387	365	1.33	31,021	353	1.14	29,767	509	1.71
Junior subordinated debentures and guaranteed trust preferred securities	—	—	—	—	—	—	—	—	—

Total borrowed funds	56,639	1,404	2.48	198,219	2,686	1.36	239,156	4,258	1.78

Total interest-bearing liabilities	1,141,760	29,289	2.57	1,496,782	39,607	2.65	1,403,017	46,256	3.30

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	61,498			75,897			73,925
Accrued Interest and other liabilities	28,093			1,074			17,628

	Year Ended December 31,
	2004			2003			2002
							(as restated)
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Total noninterest-bearing liabilities	89,591			76,971			91,553

Stockholders’ equity	43,108			136,137			148,447
Receivables from sale of stock	(1,618)			(5,043)			(6,157)

Total liabilities	$1,272,841			$1,704,847			$1,636,860

Net interest income and net interest spread (1)(5)		$27,826	2.02%		$53,830	2.92%		$56,473	3.13%

Net interest-earning assets	$103,924			$179,828			$194,285

Net interest margin (1)(6)			2.23%			3.21%			3.54%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09%			1.12%			1.14%

(1)	Tax-equivalent basis of 35% for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with these tax-exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis. If 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.27%.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $1.4 million, $5.3 million, and $5.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(4)	Interest amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(6)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid. Interest income for 2003 is expressed on a tax-equivalent basis.
DISCONTINUED OPERATIONS:

	Year Ended December 31, 2004 Compared to				Year Ended December 31, 2003 Compared to
	Year Ended December 31, 2003 (2)				Year Ended December 31, 2002 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income (1)
Securities — taxable	$1,696	$(823)	$873	15.59%	$3,215	$(5,272)	$(2,057)	(26.86)%
Securities — tax-exempt	(259)	(499)	(758)	(48.84)	171	(321)	(150)	(8.81)

Total securities	1,437	(1,322)	115	1.61	3,386	(5,593)	(2,207)	(23.58)
Commercial	(4,762)	(2,285)	(7,047)	(36.56)	1,625	(2,785)	(1,160)	(5.68)
Commercial real estate	(21,356)	(3,092)	(24,448)	(40.98)	6,581	(14,720)	(8,139)	(12.01)
Consumer7	(527)	7	(520)	(57.78)	(19)	—	(19)	(2.07)

Total loans (including fees)	(26,645)	(5,370)	(32,015)	(40.10)	8,187	(17,505)	(9,318)	(10.45)
Federal funds sold	600	(11)	589	336.57	31	58	89	103.49
Loans held for sale	(5,332)	321	(5,011)	(79.78)	2,463	(319)	2,144	51.82

Total interest income (1)	(29,940)	(6,382)	(36,322)	(38.87)	14,067	(23,359)	(9,292)	(9.05)

Interest Expense
Interest-bearing demand deposits	31	(3)	28	13.21	91	13	104	96.30
Money market	(113)	48	(65)	(9.03)	170	(584)	(414)	(36.51)
Other savings deposits	(1,040)	(751)	(1,791)	(45.20)	2,409	(1,110)	1,299	48.78
Time deposits	(4,280)	(2,928)	(7,208)	(22.51)	6,446	(12,512)	(6,066)	(15.92)

Total deposits	(5,402)	(3,634)	(9,036)	(24.47)	9,116	(14,193)	(5,077)	(12.09)
Borrowings — short-term	(2,961)	1,667	(1,294)	(55.47)	(145)	(1,271)	(1,416)	(37.77)
Borrowings — long-term	(44)	56	12	3.40	117	(273)	(156)	(30.65)
Junior subordinated debentures and guaranteed trust preferred securities	—	—	—	—	—	—	—	—

Total borrowed funds	(3,005)	1,723	(1,282)	(47.73)	(28)	(1,544)	(1,572)	(36.92)

Total interest expense	(8,407)	(1,911)	(10,318)	(26.05)	9,088	(15,737)	(6,649)	(14.37)

Net interest income (1)	$(21,533)	$(4,471)	$(26,004)	(48.31)%	$4,979	$(7,622)	$(2,643)	(4.68)%

(1)	Tax-equivalent basis of 35% for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with these tax exempt assets due to the substantial losses incurred in 2004, and as of December 31, 2004, no US federal or state loss carryback potential remains. Accordingly, 2004 is not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.
     Net interest income from discontinued operations decreased $26.0 million, or 48.3%, from $53.8 million, on a tax equivalent basis in 2003, to $27.8 million in 2004. The decline was driven by a decrease in the average balance of and rate paid on interest-earning assets. The average balance of interest-earning assets declined $430.9 million and the average yield on these assets declined 98 basis points. The decrease in net interest income was partially offset by a $355.0 million decline in the average balance of interest-bearing liabilities. Net interest income from discontinued operations, on a tax-equivalent basis, decreased $2.6 million, or 4.7%, from $56.4 million in 2002 to $53.8 million in 2003. This decrease was primarily the result of an 86 basis point decline in the yield on average interest-earning assets offset by an increase in the balance of average earning assets and a decline in the average cost of borrowings.
     Provision for credit losses-discontinued operations
     Included in discontinued operations is provision for credit losses which represents provision for loan losses and losses on unfunded commitments and standby letters of credit. The provision included in discontinued operations for 2004 was $6.3 million as compared to $110.1 million in 2003 and $27.4 million in 2002. During 2003, as a result of regular examinations, an increase in net loan charge-

offs and the deterioration in the quality of the loan portfolio, including an increase in nonperforming assets from $23.9 million at December 31, 2002 to $136.9 million at December 31, 2003, CIB – Chicago significantly increased its provision for credit losses. During the last half of 2003 and into 2004, CIB – Chicago focused its resources on improving the credit quality of its portfolio. As a result of these actions, and decreasing loan balances, the provision for credit losses included in discontinued operations decreased in 2004 as compared to 2003. CIB – Chicago was sold in November 2004.
     The following table summarizes changes in the allowance for loan losses for companies included in discontinued operations for each of the periods indicated.
DISCONTINUED OPERATIONS:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$55,490	$33,366	$17,746	$11,220	$6,623
Loans charged-off:
Commercial:
Commercial	(22,333)	(19,896)	(10,382)	(1,115)	(131)
Factored receivables	—	(95)	—	—	—
Commercial real estate:
Commercial real estate	(11,306)	(13,775)	(1,073)	(99)	(150)
Commercial real estate construction	(822)	(39,992)	—	(86)	—
Consumer:
Residential real estate	(95)	(147)	—	—	(16)
Home equity	—	—	—	—	—
Consumer	(44)	(64)	(8)	(6)	(29)

Total loans charged-off	(34,600)	(73,969)	(11,463)	(1,306)	(326)

Recoveries of loans charged-off:
Commercial:
Commercial	2,387	706	227	193	5
Factored receivables	—	4	—	—	—
Commercial real estate:
Commercial real estate	1,990	39	294	5	—
Commercial real estate construction	113	—	—	—	—
Consumer:
Residential real estate	215	4	—	—	—
Home equity	—	—	—	—	—
Consumer	8	—	4	7	5

Total loan recoveries	4,713	753	525	205	10

Net loans charged-off	(29,887)	(73,216)	(10,938)	(1,101)	(316)
Allowance acquired	—	—	122	—	—
Allowance on loans sold	(38,842)	—	—	—	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	5,000	—	—	—	—

Provision for loan losses	8,239	95,340	26,436	7,627	4,913

Balance at end of year	$—	$55,490	$33,366	$17,746	$11,220

Provision for credit losses – discontinued operations
Provision for loan losses	$8,239	$95,340	$26,436	$7,627	$4,913
Provision for losses on unfunded commitments and standby letters of credit	(1,900)	14,747	1,000	—	—

Total provision for credit losses	$6,339	$110,087	$27,436	$7,627	$4,913

     Impairment losses-discontinued operations
     During 2004, discontinued operations included $0.7 million of impairment losses as compared to a $17.1 of impairment losses during 2003. In 2004, CIB Marine recognized a $0.7 million impairment loss on the intangibles of MSI. In 2003, discontinued operations included $4.7 million of impairment losses relating to CIB Construction including its subsidiary Canron and $12.4 million of impairment losses related to goodwill and other intangibles. During 2003, goodwill of $8.7 million, representing the unamortized balance related to the acquisition of CIB – Chicago, and goodwill of $3.5 million associated with the acquisition of Commercial Finance was considered impaired and an impairment loss was recognized. Additionally in 2003, CIB Marine recognized a $0.2 million impairment loss on customer-based intangibles of Commercial Finance.
     Income Taxes
     CIB Marine provides for income taxes currently payable or currently refundable, and for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates from continuing operations for the years ended December 31, 2004, 2003, and 2002 were (14.1)%, 4.8% and

(61.1)%, respectively. Included in income tax benefit for 2004 and 2003 is $1.9 million and $14.7 million, respectively, for taxes paid in prior periods which are now recoverable due to the carryback of the 2003 and 2004 net operating losses. A valuation allowance of $15.3 million and $47.9 million was provided in 2004 and 2003, respectively, to reduce the net deferred tax benefits, including benefits related to net operating loss carryforwards, to $0.0 million and $0.9 million, respectively. The decrease in the effective tax rate in 2003 was primarily due to lower income before taxes, the increase in the percentage of tax-exempt municipal interest as compared to pretax income, lower state income tax expense and low-income housing tax credits.
FINANCIAL CONDITION
Overview
     At December 31, 2004, CIB Marine had total assets of $1.4 billion, a decrease of $1.8 billion, or 56.5% from $3.2 billion at December 31, 2003. Approximately $1.5 billion of the decrease was due to the sale of its banking subsidiary, CIB – Chicago and of substantially all the assets of CIB Marine’s nonbanking subsidiaries, Commercial Finance and MSI. Additionally, a portion of the decrease was due to a decline in total loans at the remaining banking subsidiaries as CIB Marine focused on improving its credit quality, liquidity and capital.
     In November 2004, CIB Marine sold CIB – Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB – Chicago’s interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. CIB Marine used $23.6 million of the proceeds to repay all indebtedness under CIB Marine’s revolving line of credit and injected $15.0 million of new capital into Central Illinois Bank. At the time of sale, CIB – Chicago operated 16 banking facilities in the Chicago metropolitan area and had approximately $1.2 billion in assets, $682.8 million in loans and $1.1 billion in deposits. At December 31, 2003, CIB – Chicago accounted for $1.5 billion, $1.1 billion and $1.3 billion, respectively, of CIB Marine’s consolidated assets, loans and deposits. In June 2004, CIB Marine sold substantially all the business assets and the business of its factoring subsidiary, Commercial Finance. Total assets at the time of sale were $10.9 million. The company was fully dissolved in November 2004. At December 31, 2003, Commercial Finance accounted for $11.9 million of the consolidated assets of CIB Marine. During the third quarter of 2004, CIB Marine sold substantially all of the assets and operations of its mortgage banking subsidiary, MSI. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities, totaling $1.8 million at December 31, 2004 include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties. At December 31, 2003, MSI accounted for $2.9 million of the consolidated assets of CIB Marine.
Loans Held for Sale
     Loans held for sale, which comprise primarily residential first mortgage loans were $16.7 million at December 31, 2003 as compared to none at December 31, 2004. This decrease was due to CIB Marine’s sale of substantially all the assets and operations of MSI during the third quarter of 2004.
Securities
     CIB Marine seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes aftertax net income, provides collateral to secure borrowings, assists CIB Marine in meeting various regulatory requirements and is consistent with its market risk policies. CIB Marine manages the maturity structure of the investment portfolio to provide a stream of cash flows to complement liquidity risk management, market risk management and to promote long-term earnings.
     The carrying value and yield of CIB Marine’s securities are set forth in the following table.
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31 (1)
	2004		2003		2002
		Yield to		Yield to		Yield to
	Amount	Maturity	Amount	Maturity	Amount	Maturity
	(Dollars in thousands)
Available for sale
U.S. Treasuries	$—	—%	$20,070	1.35%	$10,024	2.53%
U.S. government agencies	194,164	2.17	291,000	2.03	145,185	3.18
Obligations of states and political subdivisions	15,738	4.82	56,816	5.43	62,585	5.97
Other notes and bonds	350	6.73	1,050	6.27	1,050	6.83

	Year Ended December 31 (1)
	2004		2003		2002
		Yield to		Yield to		Yield to
	Amount	Maturity	Amount	Maturity	Amount	Maturity
	(Dollars in thousands)
Corporate commercial paper	12,658	2.48	7,369	1.46	8,300	1.77
Mortgage-backed securities	143,005	3.56	247,736	3.26	271,750	4.03
Federal Home Loan Bank and Federal Reserve Bank stock	13,751	5.93	11,131	6.40	10,394	5.97

Total securities before market value adjustment	379,666	2.95%	635,172	2.87%	509,288	4.01%

Available for sale market value adjustment	(642)		2,184		7,456

Total securities	$379,024		$637,356		$516,744

(1)	Yields to maturity are presented on a tax-equivalent basis for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with tax exempt assets due to the substantial losses incurred in 2004. Accordingly, 2004 is not presented on a tax-equivalent basis.
CIB MARINE — CONTINUING OPERATIONS ONLY

	Year Ended December 31(1)
	2004		2003		2002
		Yield to		Yield to		Yield to
	Amount	Maturity	Amount	Maturity	Amount	Maturity
	(Dollars in thousands)
Available for sale
U.S. Treasuries	$—	—%	$—	—%	$—	—%
U.S. government agencies	194,164	2.17	174,119	1.99	92,577	3.25
Obligations of states and political subdivisions	15,738	4.82	23,507	6.41	30,817	6.30
Other notes and bonds	350	6.73	550	7.23	550	7.23
Corporate commercial paper	12,658	2.48	5,286	1.40	—	—
Mortgage-backed securities	143,005	3.56	141,353	3.35	133,056	4.30
Federal Home Loan Bank and Federal Reserve Bank stock	13,751	5.93	7,231	6.34	6,780	5.96

Total securities before market value adjustment	379,666	2.95%	352,046	2.92%	263,780	4.21%
Available for sale market value adjustment	(642)		1,708		4,743

Total securities	$379,024		$353,754		$268,523

(1)	Yields to maturity are presented on a tax-equivalent basis for 2003 and 2002. In the future, CIB Marine may not realize all of the tax benefits associated with tax exempt assets due to the substantial losses incurred in 2004. Accordingly, 2004 is not presented on a tax-equivalent basis.
     Total securities outstanding at December 31, 2004, were $379.0 million, a decrease of $258.3 million, or 40.5%, from $637.3 million at December 31, 2003. CIB – Chicago accounted for $283.6 million of the consolidated CIB Marine securities at December 31, 2003. Excluding CIB – Chicago, CIB Marine’s securities increased $25.3 million at December 31, 2004 as compared to December 31, 2003. The increase was the result of reduced loan volumes and CIB Marine’s strategy to maintain higher levels of liquid assets in order to mitigate the increased level of liquidity risk. The ratio of total securities to total assets was 27.4% and 20.0% at December 31, 2004 and 2003, respectively.
     At December 31, 2004, 51.1% of the portfolio consisted of U.S. Treasuries and government agency securities, as compared to 49.5%, excluding CIB – Chicago, at December 31, 2003. The increase in the level of U.S. Treasuries and government agency securities is primarily a result of CIB Marine’s desire to change the portfolio mix based on market and liquidity risk management strategies. Mortgage-backed securities increased $1.6 million during 2004 and represented 37.7% of the portfolio at December 31, 2004 as compared to 40.2%, excluding CIB – Chicago, at December 31, 2003. Obligations of states and political subdivisions of states represented 4.1% of the portfolio at December 31, 2004, as compared to 6.7%, excluding CIB – Chicago, at December 31, 2003. The decrease in the level of states and political subdivisions of states is a result of an increase in the uncertainty for the timing of the utilization of tax benefits derived from the related federally tax-exempt interest income. Most of these obligations were general obligations of states or political subdivisions of states in which CIB Marine’s subsidiaries are located. Commercial paper accounted for 3.3% of the portfolio at December 31, 2004 and 1.5%, of the portfolio, excluding CIB – Chicago, in 2003.
     Securities classified as available for sale are those that CIB Marine has not classified as held to maturity or as trading securities. CIB Marine has not maintained any securities for trading purposes or classified any securities as held for maturity. CIB Marine may sell securities classified as available for sale if it believes the sale is necessary for liquidity, asset/liability management or other reasons. Securities available for sale are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of “accumulated other comprehensive income” in equity.
     Based on its evaluation of individual securities, CIB Marine has determined it has no securities in its portfolio which are other than temporarily impaired.

     The following table presents the maturities and weighted average yields of securities as of December 31, 2004.

	December 31, 2004
	1 Year and Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
		Yield to		Yield to		Yield to		Yield to		Yield to
	Balance	Maturity	Balance	Maturity	Balance	Maturity	Balance	Maturity	Balance	Maturity
					(Dollars in thousands)
Available for sale
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. government agencies	155,377	2.01	37,721	2.79	1,066	4.54	—	—	194,164	2.17
Obligations of states and political subdivisions	1,713	3.46	9,988	4.87	3,497	5.24	540	5.39	15,738	4.82
Other notes and bonds	—	—	350	6.73	—	—	—	—	350	6.73
Commercial paper	12,658	2.48	—	—	—	—	—	—	12,658	2.48
Mortgage-backed securities	—	—	14,231	3.74	31,625	3.37	97,149	3.59	143,005	3.56
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	—	—	—	13,751	5.93	13,751	5.93

Total securities before market value adjustment	$169,748	2.06%	$62,290	3.36%	$36,188	3.59%	$111,440	3.89%	$379,666	2.95%

Available for sale market value adjustment (FAS 115)									(642)

Total securities									$379,024

Loans
     General. CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, residential real estate loans, and various types of consumer loans. CIB Marine’s underwriting standards, as contained within its loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows and the secondary source should be the liquidation and disposition of collateral. Exceptions to this policy are permitted with the approval of the loan committee and exceptions to the policy have, in the past, been approved by the loan committee.
     Loans, net of the allowance for loan losses, were $0.7 billion at December 31, 2004, a decrease of $1.5 billion, or 68.1%, from $2.3 billion at December 31, 2003, and represented 51.8% and 70.6% of CIB Marine’s total assets at December 31, 2004 and December 31, 2003, respectively. The majority of the decrease was due to the sale of CIB – Chicago which had $1.1 billion in net loans at December 31, 2003. The remaining $0.4 billion decrease was mainly due to CIB Marine’s shift in focus during the last half of 2003 and into 2004 from business development to improving the asset quality of the portfolio. The majority of this decrease occurred in the commercial and commercial real estate balances which decreased $0.5 billion and $0.8 billion respectively, from December 31, 2004 to December 31, 2003.
     The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2004		2003		2002		2001		2000
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$193,574	25.9%	$708,252	29.9%	$928,992	34.3%	$913,962	38.2%	$626,270	34.2%
Factored receivables	—	—	11,447	0.5	6,780	0.2	N/A	N/A	N/A	N/A
Commercial real estate	404,503	54.1	1,184,542	50.1	1,157,136	42.7	975,904	40.8	855,390	46.8
Commercial real estate construction	109,676	14.7	363,822	15.4	513,804	18.9	394,081	16.5	282,000	15.4
Residential real estate	31,027	4.1	85,893	3.6	91,577	3.4	92,022	3.9	36,508	2.0
Home equity loans	7,701	1.0	12,272	0.5	15,100	0.6	12,728	0.5	16,364	0.9
Consumer loans	2,124	0.3	3,554	0.2	6,032	0.2	8,469	0.4	18,852	1.0
Receivables from sale of stock	(946)	(0.1)	(5,208)	(0.2)	(7,937)	(0.3)	(7,437)	(0.3)	(5,096)	(0.3)

Gross loans	747,659	100.0%	2,364,574	100.0%	2,711,484	100.0%	2,389,729	100.0%	1,830,288	100.0%

Deferred loan fees	(1,044)		(4,533)		(7,478)		(7,684)		(4,153)

Total loans	746,615		2,360,041		2,704,006		2,382,045		1,826,135
Allowance for loan losses	(29,551)		(109,872)		(65,122)		(35,855)		(23,988)

Net loans	$717,064		$2,250,169		$2,638,884		$2,346,190		$1,802,147

CIB MARINE — CONTINUING OPERATIONS ONLY:

	December 31,
	2004		2003		2002		2001		2000
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$193,574	25.9%	$416,323	33.8%	$556,754	39.6%	$530,226	45.0%	$385,392	39.9%
Factored receivables	—	—	—	—	—	—	—	—	—	—
Commercial real estate	404,503	54.1	537,791	43.6	508,474	36.2	396,050	33.6	397,234	41.1
Commercial real estate construction	109,676	14.7	205,359	16.6	263,625	18.7	174,856	14.8	134,048	13.9

	December 31,
	2004		2003		2002		2001		2000
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Residential real estate	31,027	4.1	63,120	5.1	60,469	4.3	55,607	4.7	20,274	2.1
Home equity loans	7,701	1.0	9,876	0.8	10,478	0.8	14,103	1.2	10,398	1.1
Consumer loans	2,124	0.3	3,030	0.2	5,389	0.4	7,824	0.7	17,967	1.9
Receivables from sale of stock	(946)	(0.1)	(1,530)	(0.1)	—	—	—	—	—	—

Gross loans	747,659	100.0%	1,233,969	100.0%	1,405,189	100.0%	1,178,666	100.0%	965,313	100.0%

Deferred loan fees	(1,044)		(2,557)		(4,225)		(5,591)		(2,842)

Total loans	746,615		1,231,412		1,400,964		1,173,075		962,471
Allowance for loan losses	(29,551)		(54,382)		(31,756)		(18,109)		(12,768)

Net loans	$717,064		$1,177,030		$1,369,208		$1,154,966		$949,703

     Commercial Loans. At December 31, 2004, commercial loans totaled $193.6 million, a decrease of $514.7 million, or 72.7%, from the prior year-end and represented 25.9% of gross loans. A significant portion of the decrease related to the sale of CIB – Chicago which had $291.9 million of commercial loans at December 31, 2003 and to CIB Marine’s shift in focus during the last half of 2003 and into 2004 from business development to improving the asset quality of the portfolio. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of these loans have floating interest rates.
     Factoring Receivables. In August 2002, CIB Marine acquired through Commercial Finance certain of the assets of a business engaged in the factoring of receivables. This company provided financing to smaller businesses that needed more rapid cash flow from their receivables. Advances were secured by the receivables and other assets of the customer, and were made to the customer with recourse. In the second quarter of 2004, CIB Marine sold the assets of Commercial Finance and the company was dissolved in November 2004.
     Commercial Real Estate Loans. At December 31, 2004, commercial real estate loans decreased $780.0 million, or 65.9%, from the prior year end and represented 54.1% of gross loans. The majority of this decrease was due to the sale of CIB – Chicago which had $646.8 million of commercial real estate loans at December 31, 2003 and CIB Marine’s shift in focus from business development to improving the asset quality of the portfolio. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates with terms generally ranging from one to five years. CIB Marine’s underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.
     Commercial Real Estate Construction Loans. At December 31, 2004, commercial real estate construction loans totaled $109.7 million, a decrease of $254.1 million, or 69.9%, over the prior year end and represented 14.7% of gross loans. The majority of this decrease related to the sale of CIB – Chicago which had $158.5 million in commercial real estate construction loans at December 31, 2003 and CIB Marine’s shift in focus from business development to improving the asset quality of the portfolio. Commercial real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Before approving a construction loan, CIB Marine generally requires that permanent financing for the project be approved by CIB Marine or a nonaffiliated third party lender. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable rates and generally are for a term of 12 to 18 months.
     Residential Real Estate Loans. At December 31, 2004, residential mortgage loans, which are not held for sale totaled $31.0 million and represented 4.1% of gross loans, as compared to $85.9 million and 3.6%, respectively, at December 31, 2003. Of the $54.9 million decrease from December 31, 2003 to December 31, 2004, $22.8 million related to the sale of CIB – Chicago. Residential mortgage loans held in CIB Marine’s portfolio are made with both floating and fixed interest rates and terms of one to 30 years.
     Home Equity and Consumer Loans. CIB Marine also offers a variety of other types of consumer loans, including installment, home equity, and credit card loans. These consumer loans totaled $9.8 million at December 31, 2004 and represented 1.3% of gross loans, as compared to $15.8 million and 0.7%, respectively, at December 31, 2003.

     Leveraged Financing. CIB Marine has also provided leveraged financing, including mezzanine loans, to certain of its borrowers through CIB Marine Capital. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are generally commercial, commercial real estate or commercial construction loans. Mezzanine loans are, by their nature, inherently riskier than senior debt position loans. These loans are typically secured by a junior position on some or all of the assets of the borrower. CIB Marine may have also required other credit enhancements, such as personal and corporate guarantees, on these borrowings. At December 31, 2004, CIB Marine Capital had approximately $3.4 million in mezzanine loans outstanding which are included in the applicable loan categories. The additional inherent risk on these loans is taken into consideration in establishing the allowance for loan losses relative to these loans and which was $0.3 million at December 31, 2004. During the fourth quarter of 2003, CIB Marine Capital ceased to offer new loans and began the winding down of its affairs, including the sale and collection of outstanding loans. CIB Marine does not expect the mezzanine loan portfolio will represent a significant portion of the total loan portfolio in the future.
     Receivables from Sale of Stock. CIB Marine’s subsidiary banks have made loans to borrowers to purchase CIB Marine stock in private placement offerings from CIB Marine or from other shareholders. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock that are not sufficiently collateralized by assets other than CIB Marine stock are accounted for as a reduction of stockholders’ equity unless the loan has been repaid prior to the issuance of the financial statements. Such loans are recorded as receivables from sale of stock (a contra-equity account) and totaled $0.9 million at December 31, 2004 and $5.2 million at December 31, 2003. Interest earned on these loans was $0.2 million in 2004, $0.3 million in 2003 and $0.5 million in 2002 and is included in “interest and dividend income-loans” and “discontinued operations” as appropriate.
     Loan Maturities. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2004. Maturities are based upon contractual terms of the underlying loans.

	1 year	1 to 5	Over
	and less	years	5 years	Total
	(Dollars in thousands)
Commercial	$48,632	$13,320	$131,622	$193,574
Factored receivables	—	—	—	—
Commercial real estate	127,409	5,265	271,829	404,503
Commercial real estate construction	27,951	—	81,725	109,676
Residential real estate	8,623	892	21,512	31,027
Home equity loans	2,765	—	4,936	7,701
Consumer loans	477	2	1,645	2,124
Loans to Purchase stock	(946)	—	—	(946)

Total gross loans	$214,911	$19,479	$513,269	$747,659

Sensitivity to changes in interest rates
Fixed rates	80,840	18,620	176,576	276,036
Variable rates	134,071	859	336,693	471,623

Total gross loans	$214,911	$19,479	$513,269	$747,659

Credit Concentrations
     At December 31, 2004, CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity as compared to fifteen at December 31, 2003. The total outstanding commitments on this loan including lines of credit not fully drawn at December 31, 2004, were 33% of equity and 4% of total loans. The principal drawn and outstanding on this loan was $30.8 million. The decrease in credit concentrations was primarily due to the sale of CIB – Chicago and management’s strategy to reduce these types of exposures.
     At December 31, 2004, CIB Marine also had credit relationships within seven industries or industry groups with loans outstanding in that industry or industry group that exceeded 25% of its stockholders’ equity:

			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$221.8	30%	239%
Residential Real Estate Developers	108.8	15	117
Motel and Hotel	77.9	10	84
Manufacturing	57.3	8	62

			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in millions)
Retail Trade	37.1	5	40
Health Care Facilities	31.4	4	34
Nursing/Convalescent Homes	29.0	4	31
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
     Loan Underwriting. The underwriting standards contained within CIB Marine’s loan policy address various aspects of the lending function, including an analysis of a borrower’s ability to repay, collateral requirements, loan-to-value ratios, appraisals and personal guarantees. CIB Marine’s underwriting standards are based on the assumption that the principal source of repayment should be the regular operating cash flows of the borrower and the secondary source should be the liquidation and disposition of collateral. The extent to which collateral is required for a loan is determined by the loan policy and management’s assessment of the creditworthiness of the borrower. The amount and type of collateral required varies, but may include real estate, marketable securities, deposits held in financial institutions, accounts receivable, equipment and inventory. CIB Marine may also require personal and corporate guarantees when deemed necessary. Collateral values are monitored on a regular basis to ensure that they are maintained at an adequate level. CIB Marine obtains and updates appraisals on collateral when management believes they are necessary and as required by applicable laws or regulations.
     Loan Approval. The approval process for a loan depends upon the size of the prospective borrowing relationship. Depending on size, new loans and modifications or renewals of existing loans are generally approved by the individual lending officer or approved or ratified by the applicable loan committee each of which has authority to approve loans under certain circumstances. Generally, each small loan committee is comprised of various officers of CIB Marine and the applicable subsidiary, and approves loans where the borrowing relationship is greater than $0.1 million, but less than or equal to $1.0 million. Each large loan committee is comprised of various officers and outside directors of CIB Marine and/or the applicable subsidiary, and approves loans where the borrowing relationship is greater than $1.0 million. CIB Marine has instituted a number of changes to its loan approval process. In February 2003, the Board created an Executive Loan Committee. The Executive Loan Committee reviews all new loans and extensions, renewals or modifications of existing loans to a borrower, or related group of borrowers, which are individually or in the aggregate, including existing credits to such borrower or related group of borrowers, equal to or greater than $15.0 million, which threshold was further reduced to $10.0 million in January 2004. In April 2004, the Board reaffirmed its commitment to limiting credit relationships to no more than $25.0 million except under certain circumstances. In 2004, CIB Marine’s President and CEO and/or the Chief Credit Officer were given veto authority over any loan and did not have any individual loan approval authority except that the Chief Credit Officer had lending authority with respect to work out credits. At the beginning of the first quarter of 2005, CIB Marine amended its approval procedures to incorporate a signature authority matrix. Generally speaking, loans may be approved under a sponsor/approver system where the Executive Loan Committee had granted pre-approved limits for individual lenders and credit department staff. The line personnel sponsor the credit and the credit department personnel approve the credit up to their assigned authority. However, the Executive Loan Committee reviews all credits which individually or in aggregate exceeded a threshold amount. In the fourth quarter of 2005, the threshold was established at $7.5 million. In the last quarter of 2005, the threshold was further reduced to $2.5 million. CIB Marine believes that these new procedures will strengthen its underwriting processes and provide additional controls to monitor and evaluate credit concentrations.
     Loan Review. CIB Marine’s loan review function is responsible for assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards and promptly identifying loans with potential credit exposure. Loan reviews are conducted on a regular basis as established by the loan policy. These analyses are completed annually, or more frequently if warranted, and include a comprehensive assessment of collateral and debt service ability at both CIB Marine and other creditors. These analyses also include an evaluation of geographic, industry and other credit risks. In general, all loans of $1.0 million or greater and 70% of loans between $0.2 million and $1.0 million are reviewed on an annual basis, or more frequently when management believes additional reviews are necessary. In 2004, CIB Marine outsourced its loan review function.
     Loans with identified weaknesses are monitored on an on-going basis by management and the applicable subsidiary’s Board of Directors. CIB Marine also implemented a loan grade certification program requiring a periodic assessment and certification by individual lenders of portfolio risk ratings.

Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off. At December 31, 2004, the allowance for loan losses was $29.6 million, or 4.0% of total loans, compared to $109.9 million, or 4.7% of total loans, at December 31, 2003. Excluding CIB – Chicago, the allowance decreased $24.8 from $54.4 million at December 31, 2003 to $29.6 million at December 31, 2004. Total charge-offs for 2004 were $80.0 million, including $34.6 million at CIB – Chicago while recoveries were $8.6 million, including $4.7 million at CIB – Chicago. This compares to 2003 charged-off loans of $103.1 million, including $74.0 million at CIB – Chicago and recoveries of $2.0 million, including $0.8 million at CIB – Chicago. The decrease in the allowance was primarily due to net charge-off and a decrease in the amount of loans outstanding at December 31, 2004 as compared to December 31, 2003 and a decrease in credit concentrations. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance or may downgrade loan ratings, which may result in additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” of this Form 10-K.
     In 2004, CIB Marine, excluding CIB – Chicago, charged-off $45.4 million in loans. Six lending relationships (loans to one borrower or a related group of borrowers) accounted for $33.5 million or 73.3% of these total charge-offs. Five of these six relationships, which accounted for $23.8 of the $33.5 million in charge-offs, had loans on nonaccrual status at December 31, 2004. See the nonaccrual discussion in the nonperforming assets and loans 90 days or more past due and still accruing section for further information on these five borrowing relationships. The sixth borrowing relationship had charge-offs in the amount of $9.7 million relating to commercial loans which were charged-off after the borrowers filed for bankruptcy. See Note 17 in Item 8 of this Form 10-K document for further information on this charge-off.
     The following table summarizes changes in the allowance for loan losses for each of the periods indicated
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$109,872	$65,122	$35,855	$23,988	$16,214
Loans charged-off:
Commercial:
Commercial	(53,848)	(31,011)	(14,443)	(1,893)	(930)
Factored receivables	—	(95)	—	—	—
Commercial real estate:
Commercial real estate	(21,432)	(18,115)	(2,752)	(660)	(470)
Commercial real estate construction	(4,487)	(53,668)	—	(100)	—
Consumer:
Residential real estate	(95)	(153)	(79)	(74)	(152)
Home equity	—	—	(70)	—	—
Consumer	(117)	(97)	(155)	(272)	(372)

Total charged-off	(79,979)	(103,139)	(17,499)	(2,999)	(1,924)
Recoveries of loans charged-off:
Commercial:
Commercial	4,382	1,830	757	357	59
Factored receivables	—	4	—	—	—
Commercial real estate:
Commercial real estate	3,796	155	294	39	20
Commercial real estate construction	113	—	—	—	—
Consumer:
Residential real estate	215	3	20	16	—
Home equity	—	—	6	—	—
Consumer	48	51	57	59	165

Total recoveries	8,554	2,043	1,134	471	244

Net loans charged-off	(71,425)	(101,096)	(16,365)	(2,528)	(1,680)
Allowance acquired	—	—	122	—	—
Allowance on loans sold	(38,842)	—	—	—	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	5,000	—	—	—	—
Provision for loan losses	24,946	145,846	45,510	14,395	9,454

Balance at end of year	$29,551	$109,872	$65,122	$35,855	$23,988

Ratios

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses to total loans	3.96%	4.66%	2.41%	1.51%	1.31%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	47.08	70.72	134.09	93.16	130.71
Net charge-offs to average loan types:
Commercial	9.36	3.83	1.70	0.21	0.15
Commercial real estate	1.71	3.90	0.14	0.06	0.04
Consumer	(0.14)	0.36	0.36	0.39	0.51
Total loans	3.85	3.81	0.64	0.12	0.10
Ratio of recoveries to loans charged-off	10.70	1.98	6.48	15.71	12.67
Total loans	$746,615	$2,360,041	$2,704,006	$2,382,045	$1,826,135
Average total loans	1,855,581	2,651,680	2,573,894	2,082,775	1,664,246
Provision for credit losses – total company
Provision for loan loss-continuing operations	$16,707	$50,506	$19,074	$6,768	$4,541
Provision for loan loss-discontinued operations	8,239	95,340	26,436	7,627	4,913
Provision for losses on unfunded commitments and standby letters of credit-continuing operations	725	—	—	—	—
Provision for losses on unfunded commitments and standby letters of credit-discontinued operations	(1,900)	14,747	1,000	—	—

Total provision for credit losses	$23,771	$160,593	$46,510	$14,395	$9,454

CIB MARINE — CONTINUING OPERATIONS ONLY:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$54,382	$31,756	$18,109	$12,768	$9,591
Loans charged-off:
Commercial:
Commercial	(31,515)	(11,115)	(4,061)	(778)	(799)
Factored receivables	—	—	—	—	—
Commercial real estate:
Commercial real estate	(10,126)	(4,340)	(1,679)	(561)	(320)
Commercial real estate construction	(3,665)	(13,676)	—	(14)	—
Consumer:
Residential real estate	—	(6)	(79)	(74)	(136)
Home equity	—	—	(70)	—	—
Consumer	(73)	(33)	(147)	(266)	(343)

Total charged-off	(45,379)	(29,170)	(6,036)	(1,693)	(1,598)

Recoveries of loans charged-off:
Commercial:
Commercial	1,995	1,124	530	164	54
Factored receivables	—	—	—	—	—
Commercial real estate:
Commercial real estate	1,806	116	—	34	20
Commercial real estate construction	—	—	—	—	—
Consumer:
Residential real estate	—	(1)	20	16	—
Home equity	—	—	6	—	—
Consumer	40	51	53	52	160

Total recoveries	3,841	1,290	609	266	234

Net loans charged-off	(41,538)	(27,880)	(5,427)	(1,427)	(1,364)
Allowance acquired	—	—	—	—	—
Allowance on loans sold	—	—	—	—	—
Provision for loan losses	16,707	50,506	19,074	6,768	4,541

Balance at end of year	$29,551	$54,382	$31,756	$18,109	$12,768

Ratios
Allowance for loan losses to total loans	3.96%	4.42%	2.27%	1.54%	1.33%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	47.08	96.85	136.12	110.02	111.94
Net charge-offs to average loans:
Commercial	10.00	2.25	0.72	0.15	0.22
Commercial real estate	1.72	2.02	0.24	0.09	0.09
Consumer	0.10	(0.03)	0.27	0.39	0.24
Total loans	4.06	2.04	0.42	0.13	0.15
Ratio of recoveries to loans charged-off	8.46	4.42	10.06	15.71	14.64
Total loans	$746,615	$1,231,412	$1,400,964	$1,173,075	$962,471
Average total loans	1,023,092	1,366,902	1,287,133	1,066,812	900,118
     The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan as of the dates indicated.

TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATONS:

	December 31,
	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	each	Allowance	each	Allowance	each	Allowance	each	Allowance	each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
	(Dollars in thousands)
Commercial	$10,080	5.22%	$48,504	6.85%	$25,937	2.79%	$16,631	1.82%	$8,742	1.40%
Factored receivables	—	—	355	3.10	237	3.50	—	—	—	—
Commercial real estate	16,211	4.02	48,813	4.12	22,658	1.96	11,918	1.22	8,616	1.01
Commercial real estate construction	2,258	2.07	9,456	2.60	11,012	2.14	3,981	1.01	2,006	0.71
Residential real estate	871	2.82	2,027	2.36	3,802	4.15	1,541	1.67	317	0.87
Home equity loans	83	1.10	104	0.85	225	1.49	213	1.67	142	0.87
Consumer loans	48	2.26	47	1.32	160	2.65	232	2.74	212	1.12
Unallocated	—	—	566	—	1,091	—	1,339	—	3,953	—

Total allowance	$29,551	3.96%	$109,872	4.66%	$65,122	2.41%	$35,855	1.51%	$23,988	1.31%

CIB MARINE — CONTINUING OPERATIONS ONLY:

	December 31,
	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	each	Allowance	each	Allowance	each	Allowance	each	Allowance	each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
				(Dollars in thousands)
Commercial	$10,080	5.22%	28,450	6.83%	15,650	2.81%	9,390	1.77%	5,622	1.46%
Factored receivables	—	—	—	—	—	—	—	—	—	—
Commercial real estate	16,211	4.02	19,858	3.69	9,210	1.81	4,060	1.03	3,950	0.99
Commercial real estate construction	2,258	2.07	4,098	2.00	3,436	1.30	1,694	0.97	818	0.61
Residential real estate	871	2.82	1,722	2.73	1,366	2.26	945	1.70	128	0.63
Home equity loans	83	1.10	88	0.89	139	1.33	170	1.21	90	0.87
Consumer loans	48	2.26	43	1.42	148	2.75	224	2.86	200	1.11
Unallocated	—	—	123	—	1,806	—	1,617	—	1,960	—

Total allowance	$29,551	3.96%	54,382	4.42%	31,755	2.27%	18,100	1.54%	12,768	1.33%

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
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$25,431	$58,161	$17,329	$20,026	$2,391
Factored receivables	—	—	—	—	—
Commercial real estate	23,020	77,960	15,507	15,678	12,682
Commercial real estate construction	5,399	13,310	5,221	—	—
Residential real estate	477	2,622	756	610	586
Home equity loans	—	—	100	220	—
Consumer loans	—	11	45	110	93

Total nonaccrual loans	54,327	152,064	38,958	36,644	15,752
Foreclosed property	3,038	40,715	3,678	3,168	1,626
Restructured loans	1,536	2,946	3,210	309	1,505

Total nonperforming assets	$58,901	$195,725	$45,846	$40,121	$18,883

Loans 90 days or more past due and still accruing
Commercial	1,009	$—	$3,022	$758	$235
Factored receivables	—	—	—	—	—
Commercial real estate	5,902	352	2,292	195	20
Commercial real estate construction	—	—	—	152	—
Residential real estate	—	—	1,076	408	797

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Home equity loans	—	—	—	—	—
Consumer loans	—	7	6	22	43

Total loans 90 days or more past due and still accruing	$6,911	$359	$6,396	$1,535	$1,095

Allowance for loan losses	$29,551	$109,872	$65,122	$35,855	$23,988
Loans at end of period	$746,615	$2,360,041	$2,704,006	$2,382,045	$1,826,135

Ratios
Nonaccrual loans to total loans	7.28%	6.44%	1.44%	1.54%	0.86%
Foreclosed properties to total assets	0.22	1.28	0.10	0.11	0.07
Nonperforming assets to total assets	4.25	6.14	1.26	1.36	0.77
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.41	6.58	1.80	1.62	1.00
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	4.75	6.15	1.43	1.42	0.81
CIB MARINE — CONTINUING OPERATIONS ONLY:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$25,431	$34,156	$11,852	$7,476	$2,391
Factored receivables	—	—	—	—	—
Commercial real estate	23,020	16,099	3,263	6,430	6,274
Commercial real estate construction	5,399	189	—	—	—
Residential real estate	477	2,397	653	610	285
Home equity loans	—	—	—	5	—
Consumer loans	—	10	45	110	93

Total nonaccrual loans	54,327	52,851	15,813	14,631	9,043
Foreclosed property	2,938	3,027	2,928	1,810	1,626
Restructured loans	1,536	2,939	3,200	294	1,488

Total nonperforming assets	$58,801	$58,817	$21,941	$16,735	$12,157

Loans 90 days or more past due and still accruing
Commercial	$1,009	$—	$943	$758	$161
Factored receivables	—	—	—	—	—
Commercial real estate	5,902	352	2,292	195	20
Commercial real estate construction	—	—	—	152	—
Residential real estate	—	—	1,076	408	740
Home equity loans	—	—	—	—	—
Consumer loans	—	7	6	22	43

Total loans 90 days or more past due and still accruing	$6,911	$359	$4,317	$1,535	$964

Allowance for loan losses	$29,551	$54,382	$31,756	$18,109	$12,868
Loans at end of period	$746,615	$1,227,734	$1,400,964	$1,173,075	$962,471

Ratios
Nonaccrual loans to total loans	7.28%	4.29%	1.13%	1.23%	0.94%
Foreclosed properties to total assets	0.21	0.18	0.17	0.12	0.13
Nonperforming assets to total assets	4.29	3.45	1.25	1.12	0.95
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.41	4.56	1.67	1.39	1.19
Nonperforming assets and 90 days or more past due and still accruing loans to total assets	4.79	3.47	1.50	1.22	1.02
     As a result of the sale of CIB – Chicago, which had nonaccrual loans of $60.3 million at the time of the sale, total nonaccrual loans decreased $97.7 million, or 64.3%, from $152.1 million at December 31, 2003 to $54.3 million at December 31, 2004. Total nonaccrual loans, excluding CIB – Chicago, increased $1.5 million from $52.9 million at December 31, 2003 to $54.3 million at December 31, 2004. This compares to an increase in nonaccrual loans of $113.1 million during 2003 from $39.0 million at December 31, 2002. Excluding CIB – Chicago, nonaccrual loans increased $37.0 million during 2003 as compared to 2002. The $37.0 increase was primarily due to three borrowing relationships totaling $31.8 and comprised of secured commercial and commercial real estate loans. One relationship totaling $17.8 million at December 31, 2003 was reduced through paydowns and charge-offs in 2004 and 2005 and the remaining balance was sold in the third quarter of 2005. The second relationship totaling $8.0 million at December 31, 2003 had nonaccrual loans totaling $3.6 million at December 31, 2004. The third relationship totaling $6.0 million at December 31, 2003 was paid in full during 2004.

     The ratio of nonaccrual loans to total loans was 7.28% and 6.44% at December 31, 2004, and 2003, respectively. Excluding CIB – Chicago, the ratio of nonaccrual loans to total loans was 4.29% at December 31, 2003. Foregone interest on nonaccrual loans reduced interest income by $8.9 million in 2004, $10.7 million in 2003 and $3.1 million in 2002.
     At December 31, 2004, $44.6 million or 82.1% of nonaccrual loans consisted of the following 11 relationships:
•	Commercial loans totaling $9.0 million to related borrowers secured by a first lien on business assets and intellectual property. At December 31, 2004, specific reserves of $3.5 million were allocated to this borrowing relationship and during 2004, certain loans previously reserved for were charged down by $5.0 million based on new appraisals. The loans were further charged down $0.3 million in 2005. In the third quarter of 2005, CIB Marine sold the majority of the group of loans resulting in recoveries of $4.6 million.

•	Commercial and commercial real estate loans in the total amount of $7.3 million secured by business assets and first mortgages on two industrial properties. At December 31, 2004, there were specific reserves of $0.7 million allocated to these loans. During 2004, CIB Marine charged-off $7.2 million with respect to this relationship. In 2005, an additional $0.4 million, net of recoveries, was charged-off and the remaining balance paid in full.

•	Commercial real estate loans in the total amount of $6.2 million to related borrowers secured by first mortgages on three commercial properties and two developments. During 2004, $3.8 million was charged-off with respect to this relationship, and as of December 31, 2004, specific reserves of $2.6 million were allocated to this relationship. As of December 31, 2005, the $4.2 million remaining of this relationship was classified as nonaccrual with an allocated specific reserve of $0.8 million, and during 2006, CIB Marine collected all but $0.9 million of the $4.2 million. As of September 30, 2006, the remaining $0.9 million was classified as nonaccrual. CIB Marine is pursuing the guarantor for any deficiencies. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $3.6 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties. During 2004, $5.7 million was charged-off based on updated collateral evaluations obtained and $1.2 million was subsequently recovered. During 2005, an additional $0.07 million was recovered. As of December 31, 2005 the remaining $1.3 million balance of this relationship was classified as nonaccrual. As of September 30, 2006, $1.1 million remained classified as nonaccrual. While CIB Marine believes the collateral securing the obligations approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $3.6 million to a borrower secured by a first mortgage and business assets. At December 31, 2004, specific reserves in the amount of $0.4 million were allocated to this relationship. During 2005, CIB Marine charged-off $0.4 million, net of recoveries and sold the remaining balance of these loans.

•	Commercial real estate loan totaling $3.5 million to a borrower secured by a second mortgage on two office buildings and business assets with $0.8 million of specific reserves allocated to this relationship. During 2005, $0.8 million was charged-off and the remaining balance of $2.7 million as of December 31, 2005 was classified as nonaccrual. During 2006, a settlement was reached and the remaining balance was collected.

•	Commercial and commercial real estate loans totaling $2.8 million to related borrowers secured by a first mortgage on a commercial property and a third mortgage on a mixed use development and business assets. During 2004, CIB Marine charged-off $5.2 million related to this relationship and during 2006, the remaining balance was paid in full.

•	Commercial real estate loans totaling $2.6 million to a borrower secured by first mortgages on three commercial warehouse properties with specific reserves of $0.3 million. During 2004, $0.9 million was charged-off and as of December 31, 2004, specific reserves of $0.3 million were allocated to this relationship. As of December 31, 2005 and September 30, 2006 respectively, $2.3 million and $2.0 million were classified as nonaccrual. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $2.5 million to related borrowers secured by business assets and first mortgages on three commercial properties. Specific reserves in the amount of $0.9 million were allocated based on new collateral appraisals obtained. As of December 31, 2005 and September 30, 2006 $2.0 million of this relationship was classified as nonaccrual with $0.9 million was allocated in specific reserves. During the first nine months of 2006, $0.04 million was charged off. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $2.1 million to a borrower secured by a first lien on business assets, closely held stock, and first mortgages on a landfill property and four transfer stations in Florida. During 2004, $4.5 million was charged-off related to this borrowing relationship. At December 31, 2004, there were specific reserves of $1.2 million allocated to these loans, and in the first quarter of 2005, the balance remaining on these loans was paid with an additional $0.04 million being charged off.

•	Commercial real estate loans totaling $1.4 million to a borrower secured by a first mortgage lien on commercial property. At December 31, 2004, $0.2 million of specific reserves were allocated to this relationship. During 2005, $0.2 million was charged-off and the remaining loans related to this relationship were sold in the third quarter of 2005 and a $0.01 million loss was recognized on the sale.
     Foreclosed properties were $2.9 million at December 31, 2004 and consisted of four commercial properties, one of which was acquired during 2004. At December 31, 2003, foreclosed properties were $40.7 million and consisted of nine commercial properties, six of which were acquired during 2003. All foreclosed properties were held for sale. The $37.8 million decrease in foreclosed properties at December 31, 2004 as compared to December 31, 2003 was mainly due to the transfer of a $26.7 million commercial office building located in Chicago in exchange for the satisfaction of the assumed mortgage debt, the sale of an $8.8 million parking structure in Chicago, and the sale of CIB – Chicago. In conjunction with the sale of CIB – Chicago, CIB Marine sold a foreclosed property with a carrying value of $1.9 million at the time of sale. The following two properties accounted for $34.0 million of the $37.8 million decrease:
•	A commercial office building located in Chicago which had a balance of $25.2 million at December 31, 2003 and was subject to a $26.7 million first mortgage held by a nonaffiliated financial institution. The building was being converted into residential condominiums and was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. CIB – Chicago held the second position on the property. During 2003, CIB Marine charged-off $41.7 million of loans secured by the second position and recognized a $1.5 million impairment loss on the foreclosed property. Pursuant to the DIL Agreement, CIB Marine acquired the property subject to the first lien held by an outside financial institution (“Lender”) and assumed the borrower’s financial obligation relating to that first lien. The assumed financial obligation is reported as an outstanding nonrecourse mortgage note payable and had a balance of $26.7 million at December 31, 2003. Under the terms of the assumption, CIB Marine’s liability to the Lender for payment on the assumed obligation was limited to monies received through the liquidation of the acquired collateral. In the second quarter of 2004, CIB – Chicago transferred its interest in the acquired property to the Lender in exchange for the satisfaction of the assumed mortgage note payable. The decision was made after exhaustive efforts to sell the property proved carrying the property was not economically feasible. The transfer of interest in the acquired property to the Lender in return for the satisfaction of the assumed mortgage note payable resulted in no additional gain or loss. During 2004, CIB Marine recognized $1.4 million in expenses related to the carrying costs of this property and $0.7 million of interest expense on the mortgage note payable.

•	A parking structure located in Chicago which had a balance of $8.8 million at December 31, 2003 and was sold in the second quarter of 2004, resulting in a $0.6 million loss.
     At December 31, 2004, $2.8 million or 96.6% of foreclosed properties consisted of the following:
•	A single family home located in Florida which had a balance of $1.1 million at December 31, 2004. The property was acquired through foreclosure proceedings in the third quarter of 2004. The property was sold in June 2005, resulting in a gain of $0.2 million.

•	A vacant commercial parcel located in Illinois which had a balance of $0.9 million at December 31, 2004. The property was acquired through a deed in lieu of foreclosure in 2002. During both 2004 and 2003, CIB Marine recognized a $0.5 million market value impairment losses on this property. In March 2006, this property was sold for $0.6 million resulting in additional loss of $0.3 million.

•	An industrial building located in Wisconsin which had a balance of $0.8 million at December 31, 2004. The property was acquired through foreclosure proceedings in 2003.
     Restructured loans were $1.5 million at December 31, 2004 as compared to $2.9 million at December 31, 2003. The balance at December 31, 2004 and the decrease from 2003 to 2004 was primarily due to one lending relationship. As of December 31, 2003, there were two restructured loans in this lending relationship: a commercial loan with a balance of $1.3 million at December 31, 2003, which was charged-off in full during the third quarter of 2004, and a commercial real estate loan with a balance of $1.5 and $1.6 million at December 31, 2004 and 2003, respectively, which had specific reserves of $0.1 million at December 31, 2003. There were no specific reserves allocated to this loan at December 31, 2004. The note matured on March 1, 2006 and CIB Marine has engaged counsel to commence foreclosure proceedings. While CIB Marine believes that the value of the property securing the obligation approximates the amount of the book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $6.9 million in loans that were 90 days or more past due and still accruing at December 31, 2004 compared to $0.4 million at

December 31, 2003. Only one borrowing relationship within this category had outstanding loan balances in excess of $1.0 million. This borrowing relationship, which had loans outstanding at December 31, 2004 of $5.5 million, accounted for 79.3% of the total loans 90 days or more past due and still accruing interest at the end of the year. The loans within this borrowing relationship were secured by first mortgage liens on commercial real estate property and a certificate of deposit and were paid in full during the fourth quarter of 2005. No specific reserves were allocated to this relationship at December 31, 2004. Accrued interest on loans 90 days or more past due and still accruing as of December 31, 2004 was $0.1 million. There was no accrued interest due on these loans as of December 31, 2003.
Regulatory Matters
     On January 30, 2003, CIB – Chicago entered into a Memorandum of Understanding (“the Memorandum”) with the DBRE and the FDIC. The Memorandum was entered into as a result of deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE’s regular examination of CIB – Chicago, which commenced on August 31, 2002.
     Pursuant to the Memorandum, CIB – Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, the bank agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank’s total assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations (“Part 325”). In the event such ratio was less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank’s capital accounts. Also, unless prior written consent was received from the regulators, the bank agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval.
     In May 2004, CIB – Chicago, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana entered into Cease and Desist Orders with banking regulators. The Memorandum was released as a result of entering into the Cease and Desist Order. CIB Marine sold CIB – Chicago in November 2004. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. The Orders and Agreements impose certain restrictions and reporting requirements on CIB Marine and such subsidiary banks and require various actions to be taken. The items include, among others:
▪	Maintenance of minimum capital levels;

▪	Restrictions on dividend payments and redemption of shares of CIB Marine without regulatory approval;

▪	Limitations on asset and loan growth;

▪	Adoption of a comprehensive plan to improve earnings;

▪	Development of a plan to reduce concentrations of credit and loan relationships classified as substandard or doubtful;

▪	Development of a system to correct loan administration deficiencies; and

▪	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.
     These regulatory Orders and Agreements were filed with the SEC on June 1, 2004. In August 2004, Citrus Bank entered into a Written Agreement with the OCC, the provisions of which are similar to the Cease and Desist Orders. The Written Agreement was filed with the SEC on August 23, 2004. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were each released and replaced with a Memorandum of Understanding, which were entered into in March 2005, as a result of improvements at the banks. Pursuant to the Memoranda, the banks have agreed to maintain minimum capital levels, correct loan administration deficiencies, reduce credit concentrations and problem credits, and not to declare or pay cash dividends without regulatory approval. In September 2006, the Written Agreement with Citrus Bank was terminated due to improvements at that bank.
     In April 2005, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each entered into a Memorandum of Understanding with the FDIC and its applicable state banking regulators as a result of deficiencies in internal controls in the area of information technology. The banks agreed to take certain actions to document and fully implement an information security program, exercise appropriate diligence in overseeing arrangements with service providers and assess, develop and implement certain security standards and procedures. These Memoranda were terminated in January 2006.
     Management believes that CIB Marine, Central Illinois Bank and Marine – Wisconsin have complied with the majority of the provisions of their respective Orders and Agreement and are in the process of complying with the remaining provisions.

Companies Held For Disposal
CIB Construction (includes Canron)
     CIB Construction, a wholly owned subsidiary of CIB Marine, acquired 84% of the common stock of Canron, a steel fabrication and erection company, in October 2002 as a result of loan collection activities from a borrower pursuant to a Settlement Order entered in the Bankruptcy Court. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence the liquidation of Canron’s assets. During 2003, Canron sold the Western Canada, Western United States and Mexico operations of the company, sold or closed certain of its other facilities and reduced its work force from 874 to 8 full-time equivalent employees. During 2004, Canron sold certain of its properties and substantially all of its equipment for $7.3 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine. The net income for 2004 was $3.0 million, mainly due to gains on sales of certain properties and equipment and the settlement of a subordinated debt position at a discount. The net loss for 2003 was $7.0 million including $4.7 million of impairment losses recorded. The current book value represents the estimated net liquidation value.
     The following table summarizes the composition of CIB Construction’s consolidated balance sheets. The balance sheets reflect current expectations of liquidation values:

	December 31,
	2004	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$881	$2,407
Accounts receivable	2,194	12,807
Inventories and contracts in progress	—	1,438
Other current assets	3,547	—

Current assets	6,622	16,652
Property and equipment, net	7,075	12,312

Total assets	$13,697	$28,964

Liabilities and Stockholder’s Equity:
Current portion of loans payable to CIB Marine and its affiliates	$2,700	$11,625
Income tax payable	2,311	1,074
Other liabilities	5,211	13,623

Current liabilities	10,222	26,322
Loans payable to nonaffiliated banks	—	2,137

Total liabilities	10,222	28,459
Stockholder’s equity	3,475	505

Total liabilities and stockholder’s equity	$13,697	$28,964

     CIB Construction and its subsidiary are classified as companies held for disposal and their gross assets and liabilities are reported separately on the consolidated balance sheet as assets and liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and its subsidiaries and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The consolidated net loss associated with CIB Construction is presented as discontinued operations in CIB Marine’s statement of operations.
MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software for small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. At the time MICR was acquired, it was valued at fair value based on an independent appraisal. Due to the regulatory requirement to sell or dispose of MICR, its assets and liabilities are classified as companies held for disposal in 2004, 2003, 2002 and 2001. At December 31, 2004 and 2003, MICR had assets of $2.7 million and $4.6 million, respectively and at December 31, 2004 and 2003, liabilities of $0.9 million and $0.6 million, respectively. Excluding impairment losses, the pretax income for MICR was $1.3 million, $1.1 million and $1.2 million for the periods ended December 31, 2004, 2003, and 2002, respectively and is included in continuing operations on the consolidated statement of operations. In 2003, CIB Marine obtained updated valuation information and as a result recognized in noninterest expense an impairment loss of $2.0 million on its investment in MICR. In the first quarter of 2004, an additional impairment loss of $1.9 million was recognized. No impairment loss was recognized in 2002. The assets of MICR were sold in the fourth quarter of 2005, and no gain or loss was recognized.

MSI
     During the third quarter of 2004, CIB Marine sold to unrelated parties substantially all of the assets and operations of MSI. The sale of the operations was accomplished through two separate transactions and resulted in a combined net pretax loss of $0.7 million on the sales and is included in income (loss) from discontinued operations on the consolidated statement of operations. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.
     The following table summarizes the composition of MSI’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2004	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$341	$12
Loans held for sale	53	148
Net loans	—	202
Property and equipment, net	35	1,019
Other intangibles	—	825
Accrued tax receivable	621	512
Other assets	379	254

Total assets	$1,429	$2,972

Liabilities and stockholder’s equity:
Loans payable to unaffiliated banks	$303	$—
Other liabilities	2,057	1,434

Total liabilities	2,360	1,434
Stockholder’s equity	(931)	1,538

Total liabilities and stockholder’s equity	$1,429	$2,972

     During the first quarter of 2004, based on the expected market value of this subsidiary, management determined the value of the customer base intangibles, including $0.3 million of additional contingent consideration due under the original purchase agreement, was impaired and an impairment loss of $1.0 million was recognized. MSI’s results of operations, the $1.0 million impairment loss and the $0.7 million loss on the sale of substantially all its assets and operations are presented as discontinued operations on the consolidated statement of operations.
Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2004	2003
	(Dollars in thousands)
Prepaid expenses	$1,266	$1,616
Accounts receivable	1,395	1,531
Fair value of derivatives	—	3,945
Trust preferred securities underwriting fee, net of amortization	1,445	1,500
Investment in trust common securities	2,481	2,310
Other investments	3,257	9,572
Deferred taxes	—	911
Income tax receivable	7,945	25,926
Other	90	402

	$17,879	$47,713

     Other assets decreased $29.8 million from $47.7 million at December 31, 2003 to $17.9 million at December 31, 2004. The majority of this decrease was the result of a decrease in income tax refunds receivable due to the receipt in 2004 of overpaid 2003 estimated taxes and an allocation of remaining income tax refunds receivable to subsidiaries sold during 2004.

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $2.1 million at December 31, 2004 and $5.7 million, including $3.2 million for CIB – Chicago, at December 31, 2003. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•	Investment in three limited partnerships which had a carrying value of $2.2 million at December 31, 2003, net of a $0.7 million impairment loss recognized in 2003. These interests were sold in the first quarter of 2004. CIB Marine recognized a $0.2 million loss on the sale.

•	Investment in shares of the common stock of a closely held information services business, which represented less than a 5% interest in the company. During 2004, CIB Marine deemed the entire carrying value impaired and an impairment loss of $0.5 million was recognized. At December 31, 2003, the carrying value of this investment, net of a $1.2 million impairment loss recognized in 2003, was $0.5 million.

•	Interest in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of December 31, 2004 had invested $0.9 million. The carrying value of these investments was estimated to be $0.8 million at both December 31, 2004 and 2003 which represents cost less other than temporary impairment.
Deposits
     Average total deposits decreased 14.7% to $2.5 billion in 2004, as compared to $2.9 billion in 2003. The ratio of average deposits to average earning assets was 91.1% in 2004, 86.0% in 2003 and 82.3% in 2002. Average deposits, excluding CIB – Chicago, decreased 12.7% to $1.3 billion in 2004, as compared to $1.5 billion in 2003 and the ratio of average deposits to total average earning assets, excluding CIB – Chicago, was 90.4%, 90.0% and 87.1% in 2004, 2003 and 2002, respectively.
     The following tables set forth the average amount of, and average rate paid on, deposit categories for the periods indicated.
          TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31,
	2004			2003			2002
	Average	% of Total	Average	Average	% of Total	Average	Average	% of Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Interest-bearing demand	$85,979	3.46%	1.16%	$70,731	2.43%	1.05%	$57,831	2.22%	1.02%
Money market	343,764	13.85	1.45	427,919	14.73	1.63	285,178	10.96	2.04
Other savings	192,847	7.77	1.39	245,781	8.46	1.76	124,189	4.78	2.36
Time deposits	1,674,168	67.44	2.93	1,953,816	67.26	3.29	1,960,349	75.38	3.88

Total interest-bearing deposits	2,296,758	92.52	2.51	2,698,247	92.88	2.83	2,427,547	93.34	3.52
Noninterest-bearing	185,608	7.48	—	206,815	7.12	—	173,080	6.66	—

Total deposits	$2,482,366	100.00%	2.32%	$2,905,062	100.00%	2.62%	$2,600,627	100.00%	3.29%

          CIB MARINE — CONTINUING OPERATIONS ONLY:

	Year Ended December 31,
	2004			2003			2002
	Average	% of Total	Average	Average	% of Total	Average	Average	% of Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Interest-bearing demand	$63,291	4.74%	1.19%	$50,984	3.33%	1.04%	$42,583	3.12%	1.13%
Money market	293,044	21.94	1.48	368,219	24.06	1.70	215,726	15.83	2.18
Other savings	40,611	3.04	1.23	28,161	1.84	1.29	22,641	1.66	1.21
Time deposits	814,691	60.99	2.96	952,320	62.22	3.39	982,736	72.11	3.87

Total interest-bearing deposits	1,211,637	90.71	2.45	1,399,684	91.45	2.82	1,263,686	92.72	3.44
Noninterest-bearing	124,108	9.29	—	130,918	8.55	—	99,155	7.28	—

Total deposits	$1,335,745	100.00%	2.22%	$1,530,602	100.00%	2.58%	$1,362,841	100.00%	3.19%

     Average interest-bearing deposits, excluding CIB – Chicago, as a percentage of average total deposits was 90.7% in 2004, 91.5% in 2003, and 92.7% in 2002. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits, excluding CIB – Chicago, to average total interest-bearing deposits was 67.2% in 2004, 68.0% in 2003, and 77.8% in 2002. While declining, these percentages reflect CIB Marine’s significant reliance on time deposits as a source of funding.
     Excluding CIB – Chicago, average interest-bearing demand deposits increased $12.3 million or 24.1% in 2004 and other savings accounts increased $12.5 million or 44.2%, while average time deposits, declined $137.6 million, or 14.4%, and average money market accounts decreased $75.2 million or 20.4%. Average noninterest-bearing demand deposits also decreased by $6.8 million, or 5.2%, in 2004. The decrease in average deposits is due to the less competitive rate setting practices adopted by CIB Marine for both money market accounts and time deposits, and a decline in overall commercial relationship banking activity maintained by CIB Marine during most of 2004.
     Total time deposits of $100,000 or more, including brokered deposits, were $248.5 million or 34.3% of total time deposits at December 31, 2004 and $617.2 million or 33.6% of total time deposits at December 31, 2003. Excluding CIB – Chicago, at December 31, 2003, total time deposits of $100,000 or more, including brokered deposits, were $322.3 million. Brokered time deposits were $62.0 million or 8.6% of total time deposits at December 31, 2004 and $183.0 million or 10.0% of total time deposits at December 31, 2003. Excluding CIB – Chicago, brokered deposits were $87.6 million at December 31, 2003. CIB Marine issues brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits.
     The following table provides information on the maturity distribution of time deposits of $100,000 or more.

December 31,
2004
(Dollars in thousands)
Maturity
3 months or less	$57,986
Over 3 through 6 months	33,951
Over 6 through 12 months	36,631
Over 12 months	119,951

$248,519

Borrowings
     CIB Marine also uses various types of borrowings to meet liquidity needs and/or fund asset growth, when the pricing on these borrowings is more favorable than deposits.
     During the second half of 2003 and throughout 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with debt covenants and the inability to provide audited consolidated financial statements. Various federal funds purchased became available only after CIB Marine pledged fixed income investment securities, the Federal Home Loan Bank of Chicago restricted borrowing term availability, and derivative counterparties increased collateral requirements. Brokered deposits became available only after a waiver was obtained from the FDIC for subsidiary bank’s deemed to be less than adequately capitalized, and CIB Marine’s subsidiary banks were required to pledge investment securities before they were allowed access to the Federal Reserve discount window.
     The following tables set forth information regarding selected categories of borrowings as of the dates indicated.
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	As of December 31,
	2004			2003			2002
		Average	% of Total		Average	% of Total		Average	% of Total
	Balance	Rate	Borrowings	Balance	Rate	Borrowings	Balance	Rate	Borrowings
	(Dollars in thousands)
Short-Term Borrowings
Fed funds purchased	$—	—%	—%	$9,332	1.00%	4.65%	$203,430	1.23%	41.17%
Securities sold under repurchase agreements	13,269	1.67	15.09	12,635	1.15	6.29	39,757	1.47	8.05
Revolving lines of credit	—	—	—	30,848	3.75	15.37	36,685	3.09	7.43
Federal Home Loan Bank — short term	—	—	—	—	—	—	100,500	2.20	20.34
Commercial paper	—	—	—	—	—	—	4,436	2.04	0.90
Treasury, tax and loan note	5,540	2.03	6.30	13,099	0.73	6.53	2,137	0.99	0.43
Mortgage note payable (1)	—	—	—	26,687	10.00	13.29	—	—	—

Total short-term borrowings	18,809	1.78	21.39	92,601	4.49	46.13	386,945	1.69	78.32

Long-Term Borrowings
Federal Home Loan Bank — long-term	7,250	4.99	8.25	42,247	6.20	21.04	42,060	6.19	8.51
Fair value adjustment related to hedge accounting	—	—	—	4,029	(3.63)	2.01	5,081	(3.33)	1.03

Total long-term FHLB borrowings	7,250	4.99	8.25	46,276	2.57	23.05	47,141	2.86	9.54
Junior subordinated debentures / guaranteed trust preferred securities	61,857	9.00	70.36	61,857	8.58	30.82	60,000	8.74	12.14

Total long-term borrowings	69,107	8.58	78.61	108,133	6.01	53.87	107,141	6.15	21.68

Total borrowings	$87,916	7.12%	100.00%	$200,734	5.31%	100.00%	$494,086	2.66%	100.00%

(1)	Mortgage note assumed on foreclosed property.

CIB MARINE — CONTINUING OPERATIONS ONLY:

	As of December 31,
	2004			2003			2002
		Average	% of Total		Average	% of Total		Average	% of Total
	Balance	Rate	Borrowings	Balance	Rate	Borrowings	Balance	Rate	Borrowings
	(Dollars in thousands)
Short-Term Borrowings
Fed funds purchased	$—	—%	—%	$1,867	1.00%	1.52%	$36,800	1.21%	15.18%
Securities sold under repurchase agreements	13,269	1.67	15.09	10,502	0.68	8.53	1,333	0.93	0.55
Revolving lines of credit	—	—	—	23,595	3.67	19.17	1,709	0.99	0.70
Federal Home Loan Bank — short term	—	—	—	—	—	—	90,000	2.00	37.13
Commercial paper	—	—	—	—	—	—	4,436	2.04	1.83
Treasury, tax and loan note	5,540	2.03	6.30	9,503	0.73	7.72	32,375	2.94	13.36
Mortgage note payable (1)	—	—	—	—	—	—	—	—	—

Total short-term borrowings	18,809	1.78	21.39	45,467	2.25	36.94	166,653	1.99	68.75

Long-Term Borrowings
Federal Home Loan Bank — long-term	7,250	4.99	8.25	15,750	5.06	12.80	15,750	5.06	6.50
Fair value adjustment related to hedge accounting	—	—	—	—	—	—	—	—	—

Total long-term FHLB borrowings	7,250	4.99	8.25	15,750	5.06	12.80	15,750	5.06	6.50
Junior subordinated debentures / guaranteed trust preferred securities	61,857	9.00	70.36	61,857	8.58	50.26	60,000	8.74	24.75

Total long-term borrowings	69,107	8.58	78.67	77,607	7.87	63.06	75,750	7.98	31.25

Total borrowings	$87,916	7.12%	100.00%	$123,074	5.79%	100.00%	$242,403	3.86%	100.00%

(1)	Mortgage note assumed on foreclosed property.
     Total borrowings decreased $112.8 million in 2004 to $87.9 million at December 31, 2004 from $200.7 million at December 31, 2003, representing 6.7% and 6.5% of earning assets, respectively. These reductions were driven by the sale of CIB – Chicago, the satisfaction of an assumed mortgage note payable relating to a foreclosed property, liquidity management activity and reduced funding needs of the subsidiary banks. The $39.0 million decrease in long-term borrowings was primarily due to the sale of CIB – Chicago. At December 31, 2003, CIB – Chicago had a Federal Home Loan Bank borrowing with an outstanding balance of $27.5 million and $4.0 million in fair value adjustments related to hedge accounting. In the fourth quarter of 2004, CIB Marine sold CIB – Chicago and the purchaser assumed CIB – Chicago’s Federal Home Loan Bank borrowing. Short-term borrowings decreased $73.8 million mainly due to the payoff of CIB Marine’s revolving lines of credit and the satisfaction of a $26.7 million mortgage note payable which had been assumed by CIB Marine in conjunction with property acquired through a deed in lieu of foreclosure. See the discussion of foreclosed properties under the heading “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing” for further information on the satisfaction of the assumed mortgage note payable in exchange for the transfer of the property.
     At December 31, 2003, CIB Marine had a $28.0 million revolving line of credit with an outstanding balance of $23.6 million with a nonaffiliated commercial bank. These funds were used to provide capital support for the growth of the subsidiary banks, acquire branches and for working capital. In the fourth quarter of 2004, CIB Marine repaid this loan in full from proceeds on the sale of CIB – Chicago. From September 10, 2004 through December 31, 2004, CIB Marine also had an additional $5.0 million demand revolving line of credit with this same nonaffiliated commercial bank. This line was never drawn on and was allowed to expire per the terms of the credit agreement on its original maturity date of December 31, 2004. At December 31, 2003, CIB Marine’s factoring subsidiary had a $12.0 million revolving line of credit with an outstanding balance of $7.3 million. In 2004, the net assets of this subsidiary were sold, and the line of credit was paid off upon the sale of the factoring subsidiary.
     Total borrowings at December 31, 2003 were $200.7 million as compared to $494.1 million at December 31, 2002 and represented 6.5% and 14.2%, of interest-earning assets respectively. The decrease was due to CIB Marine’s liquidity management activity and reduced funding needs at the subsidiary banks.
Junior Subordinated Debentures and Guaranteed Trust Preferred Securities
     CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. Pursuant to its 2004 Written Agreement with the Federal Reserve Bank, CIB Marine is not permitted to pay any interest on the trust preferred securities without prior approval of the Federal Reserve Board. See “Regulatory Matters” for further discussion. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for consecutive periods not exceeding 20 consecutive quarters, but not beyond the stated maturity of the junior subordinated debentures. CIB Marine has elected to defer all interest payments starting in 2004. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, or acquire or make liquidation payment on its stock, or make any payment on principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to limitations. At December 31, 2004, December 31, 2005 and September 30, 2006, $5.5 million, $11.5 million and $18.8 million, respectively, in interest payments were deferred. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital for CIB Marine subject to regulatory limitations. At December 31, 2004, approximately $31.0 million of the $60.0 million trust preferred securities qualified as Tier 1 capital and the remaining $29.0 million qualified as Tier 2 capital. In connection with the sale of CIB – Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine’s trust preferred securities. No claims have been made by the purchaser related to this indemnification obligation.
     Prior to December 31, 2003, the Trusts were consolidated in CIB Marine’s financial statements, with the trust preferred securities issued by the Trusts reflected on CIB Marine’s balance sheet. The balances of these trust preferred securities were $60.0 million and $40.0 million at December 31, 2002 and 2001, respectively. Upon the implementation of FASB Interpretation Number 46 (“FIN No. 46”), as revised in December 2003, the Trusts are no longer consolidated in CIB Marine’s financial statements. As a consequence, in 2003, CIB Marine reports its junior subordinated debentures issued to the Trusts as liabilities and reports its investment in the Trusts as investment in trust common securities. The effect of the implementation of FIN No. 46 on CIB Marine’s consolidated statement of financial condition was to increase investment in trust common securities, net of amounts due to unconsolidated subsidiaries by $1.9 million, decrease trust preferred securities by $60.0 million and increase junior subordinated debentures by $61.9 million.
     In September 2002, CIB Marine issued $20.0 million in guaranteed trust preferred securities at a variable rate of interest based upon the three-month LIBOR plus 3.40%. The interest rate was 5.95% at December 31, 2004. The securities are mandatorily redeemable upon their maturity on September 27, 2032 and are callable by the issuer beginning September 30, 2007 at par value. Issuance costs of $0.5 million were incurred in connection with these securities. These costs were deferred and are being amortized over thirty years. CIB Marine used the net proceeds of $19.5 million for general corporate purposes.
     In February 2001, CIB Marine issued $15.0 million in guaranteed trust preferred securities at a fixed rate of 10.20% per annum. The securities are mandatorily redeemable upon their maturity on February 22, 2031, and are callable by the issuer beginning February 22, 2011, at a premium, which declines ratably to par by February 22, 2021. Issuance costs of $0.5 million were incurred in connection with these securities. These costs were deferred and are being amortized over thirty years. CIB Marine used the net proceeds of $14.5 million for general corporate purposes.
     In September 2000, CIB Marine issued $15.0 million in guaranteed trust preferred securities at a fixed rate of 10.60% per annum. The securities are mandatorily redeemable upon their maturity on September 7, 2030, and are callable by the issuer beginning September 7, 2010, at a premium, which declines ratably to par by September 7, 2020. Issuance costs of $0.5 million were incurred in connection with these securities. These costs were deferred and are being amortized over thirty years. CIB Marine used the net proceeds of $14.5 million for general corporate purposes.
     In March 2000, CIB Marine issued $10.0 million in guaranteed trust preferred securities at a fixed rate of 10.88% per annum. The securities are mandatorily redeemable upon their maturity on March 8, 2030, and are callable by the issuer beginning March 8, 2010, at a premium, which declines ratably to par by March 8, 2020. Issuance costs of $0.3 million were incurred in connection with these securities. These costs were deferred and are being amortized over thirty years. CIB Marine used the net proceeds of $9.7 million for general corporate purposes.
New Accounting Pronouncements
     See Note 1 — Summary of Significant Accounting Policies in Item 8 of this Form 10-K.
Off-Balance Sheet Arrangements
     During the ordinary course of business, CIB Marine engages in financial transactions that are not recorded on its consolidated balance sheets, are recorded in amounts that are different than their full principal or notional amount, or are subsidiaries of CIB Marine that are presented on an equity basis rather than consolidated. Such transactions serve a variety of purposes including management of CIB Marine’s interest rate risk, liquidity and credit concentration risks, optimization of capital utilization, and meeting the needs of its customers.
     Commitments:
     As a financial services provider, CIB Marine routinely enters into commitments to extend credit, including loan commitments, lines of credit, and standby and commercial letters of credit. While these contractual obligations may represent future cash requirements of CIB Marine, some of these commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as other loans made by CIB Marine. For additional information, see Note 16 — Financial Instruments with Off-Balance Sheet Risk in Item 8 of this Form 10-K.
     Derivative Financial Instruments:
     CIB Marine utilizes derivatives in its asset/liability management activities to modify the existing market risk characteristics of certain assets and liabilities and are predominately comprised of interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. The fair value of each derivative instrument, however, is recorded on the balance sheet as an asset or liability. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2004. For additional information regarding CIB Marine’s interest rate swaps at December 31, 2004, including the off-balance sheet notional amount and fair value which is the carrying value, see Note 16-Financial Instruments with Off-Balance Sheet Risks and Note 21-Fair Value of Financial Instruments in Item 8 of this Form 10-K.
     Trust Preferred Securities:
     At December 31, 2004, CIB Marine had a $1.9 million investment in the common securities of the Trusts. CIB Marine has also issued $61.9 million in junior subordinated debentures to the Trusts and which are outstanding at December 31, 2004. The Trusts have a total of $60 million in preferred securities outstanding which were issued to non-affiliated investors and are callable beginning in 2010. Prior to December 31, 2003, the trusts were consolidated with CIB Marine’s financial statements. Beginning in December 2003, pursuant to FASB Interpretation Number 46, the trusts are no longer consolidated and as a result, CIB Marine now reflects its $1.9 common security investment on the equity method. See the “Junior Subordinated Debentures and Guaranteed Trust Preferred Securities” discussion in Item 7 and Note 11-Long-Term Borrowings in Item 8 of this Form 10-K for further information.
     Capital Calls:
     At December 31, 2004, CIB Marine has a $0.8 million investment in Small Business Investment Companies (SBICs) and has committed to make an additional $0.2 million investment. The SBIC may call on the additional $0.2 million.
     Residential Mortgage Recourse Obligations:
     CIB Marine has contracted with residential mortgage loan investors to repurchase or make the investor whole on losses incurred on residential mortgage loans purchased from CIB Marine and which were not in compliance or otherwise represented a material breach of agreement between CIB Marine and the investor. The amount of unsettled repurchase obligations as of December 2004 is $2.0 million. For additional information see Note 7 — Companies Held For Disposal and Discontinued Operations (MSI) in Item 8 of this Form 10-K.
Contractual obligations
     The following table summarizes the Company’s more significant contractual obligations at December 31, 2004. Excluded from the following table are a number of obligations to be settled in cash. These excluded items are reflected in the Company’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument.

	Payments due by period
					More than 5
	Total	Less than 1 year	1-3 years	3-5 years	years
	(Dollars in thousands)
Certificate of deposit and other time deposit obligations	$725,344	$392,860	$247,551	$67,452	$17,481
Long-term debt	7,250	—	—	7,250	—
Junior subordinated debentures	61,857	—	—	—	61,857
Operating leases	7,782	1,334	2,420	1,592	2,436

Total	$802,233	$394,194	$249,971	$76,294	$81,774

Liquidity
     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings, and other obligations in a timely manner. CIB Marine actively manages its liquidity position by estimating, measuring, and monitoring its sources and uses of funds. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits, loan repayments and investment maturities. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower cost funding opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, Eurodollar deposits, short-term borrowings from the Federal Home Loan Bank, and short-term brokered and negotiable time deposits. Effective December 1, 2004, Eurodollar deposits were no longer a funding source as a result of the sale of CIB-Chicago. CIB Marine also has established borrowing lines with the Federal Reserve Bank and nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale, and the sale of securities.
     During the second half of 2003 and throughout 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings and capital maintenance debt covenants and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the Federal Home Loan Bank of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at the subsidiary banks which were defined as less than well capitalized due to either low levels of capital or the issuance of Cease and Desist Orders or formal written agreements. Brokered deposits became available only after a waiver was obtained from the FDIC for some of the subsidiary banks and were restricted from use at CIB – Chicago. The credit status of all of CIB Marine’s subsidiary banks was reduced, and as a result the subsidiary banks were restricted from daylight overdraft activity at their respective Federal Reserve Banks. Additionally, pursuant to the Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain CIB Marine bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity. In the fourth quarter of 2004, CIB Marine sold CIB – Chicago and used a portion of the proceeds to payoff its revolving line of credit with a nonaffiliated bank. This line of credit is no longer available. Further, it is expected that the proceeds from this sale will allow CIB Marine to meet its short-term liquidity needs.
     The following discussion should be read in conjunction with the consolidated statements of cash flows for 2004, 2003 and 2002 contained in Item 8 of this Form 10-K.
     CIB Marine’s primary sources of funds for 2004 came from investing activities as a result of a $432.4 million net decrease in the loan portfolio of continuing operations, $206.6 million in net cash provided by investing activities of discontinued operations and $69.0 million in proceeds from the sale of subsidiaries. Other major sources of funds came from $17.5 million in cash provided by operating activities. During 2004 and the last half of 2003 management repositioned the Company in order to strengthen its liquidity, capital and asset quality. The cash provided by net lending activities was primarily due to CIB Marine’s reallocation of resources from building new client relationships to improving the quality of its lending portfolio.
     A net decrease in deposits of $321.5 million, and $240.5 million in cash used for financing activities by discontinued operations was CIB Marine’s primary use of funds for 2004. Other uses of funds were a net increase in investment securities of $30.0 million, $11.9 million net decrease in short-term borrowings, $8.5 million payment for long-term borrowings, and $0.8 million to purchase property and equipment.
     The primary source of funds from discontinued operations for 2004 came from a net decrease in the loan portfolio of $425.1 million. Other sources of funds came from $13.4 million in cash provided by operating activities, $9.7 million in proceeds from the sale of foreclosed properties, $5.1 million decrease in net assets of companies held for disposal, $3.0 million in proceeds from long-term borrowings, and $2.0 million in the reduction of receivables from the sale of stock.
     A net decrease in deposits of $220.1 million, $121.8 million in net assets of subsidiaries sold and $111.4 million net increase in investment securities was the discontinued operations’ primary use of funds for 2004. Other uses of funds were a net decrease in short-term borrowings of $23.8 million.
     The Company had liquid assets from continuing operations of $233.9 million and $119.8 million at December 31, 2004 and 2003, respectively.

     CIB Marine was able to meet its liquidity needs during 2004 and 2005. During 2006, it is expected the parent, CIB Marine Bancshares, will have adequate funding capacity to meet its obligations. The primary sources of funding are expected to be cash on hand from the sale of CIB – Chicago, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by the parent. CIB Marine subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs.
     The following table summarizes long-term minimum cash payment commitments other than deposit liabilities, which are presented in Note 9 of Item 8 in this Form 10-K.

		Junior
	Long-Term	Subordinated	Operating
	Debt	Debentures	Leases	Total
	(Dollars in thousands)
Maturity
1 Year or less	$—	$—	$1,333	$1,333
1 to 2 Years	—	—	1,224	1,224
2 to 3 Years	—	—	1,196	1,196
3 to 4 Years	7,250	—	913	8,163
4 to 5 Years	—	—	680	680
Beyond 5 Years	—	61,857	2,436	64,293

	$7,250	$61,857	$7,782	$76,889

Capital
     CIB Marine and its subsidiary banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk weighted assets. The risk-based capital information for CIB Marine is contained in the following table:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Risk weighted assets	$942,040	$2,737,049	$3,305,510

Average assets(1)	$2,194,824	$3,252,625	$3,485,498

Capital components Stockholders’ equity	$92,892	$108,523	$247,563
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000	60,000
Minority interests in consolidated subsidiaries	—	133	1,051

Total restricted core capital elements	60,000	60,133	61,051
Disallowed amounts	(29,036)	(23,914)	—

Maximum allowable in tier 1 capital	30,964	36,219	61,051
Nonfinancial equity items	(15)	(55)	(149)
Less: disallowed intangibles	(982)	(4,945)	(14,822)
Add/less: unrealized loss/(gain) on securities	642	(2,184)	(4,516)

Tier 1 capital	123,501	137,558	289,127
Allowable allowance for loan losses	11,995	35,342	41,625
Allowable subordinated debentures net of investment in trust	29,036	23,914	—

Total risk-based capital	$164,532	$196,814	$330,752

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2004
Total capital to risk-weighted assets	$164,532	17.47%	$75,363	8.00%
Tier 1 capital to risk-weighted assets	123,501	13.11	37,682	4.00
Tier 1 leverage to average assets	123,501	5.63	87,793	4.00
December 31, 2003
Total capital to risk-weighted assets	$196,814	7.19%	$218,964	8.00%
Tier 1 capital to risk-weighted assets	137,558	5.03	109,482	4.00
Tier 1 leverage to average assets	137,558	4.23	130,105	4.00

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2002
Total capital to risk-weighted assets	$330,752	10.01%	$264,441	8.00%
Tier 1 capital to risk-weighted assets	289,127	8.75	132,220	4.00
Tier 1 leverage to average assets	289,127	8.30	139,420	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
     In the second quarter of 2004, CIB – Chicago, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana, each consented to the issuance of a Cease and Desist Order (“Order”) by banking regulatory authorities. Among other items, the Order restricted payment of cash dividends without prior written consent from the regulators and ordered the banks to maintain a Tier 1 Capital level equal to or exceeding 8% of the bank’s total assets. These restrictions are in force during the life of the Order. In the event such ratio is less than 8% at any given calendar quarter end, the bank is required within 90 days to increase its capital ratio to not less than 8%, calculated as of the end of that preceding quarterly period. Failure to comply with the Orders could have a material adverse effect on CIB Marine and its operations. As of December 31, 2003, CIB – Chicago had capital below the 8% minimum, and during 2004, the call reports filed by Central Illinois Bank showed that they also fell below the 8% minimum. However, in the fourth quarter of 2004, CIB Marine sold its bank subsidiary, CIB – Chicago, and a portion of the proceeds was used by CIB Marine to infuse capital into Central Illinois Bank, allowing it to meet its regulatory requirement. As of December 31, 2003, CIB Marine’s total capital to risk-weighted assets ratio was below the 8% minimum required to be adequately capitalized. As a result of the sale of CIB – Chicago and further reductions in assets, this ratio was 17.5% at December 31, 2004 and 22.6% at December 31, 2005. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency. As part of the Written Agreement, Citrus Bank must maintain total capital of not less than 14% and Tier 1 Capital of not less than 8%. The call report filed for December 31, 2004 showed that Citrus Bank’s capital level exceeded these requirements. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were each released and replaced with a Memorandum of Understanding, which were entered into in March 2005, as a result of improvements at the banks. Pursuant to the Memoranda, the banks have agreed to maintain minimum capital levels. In September 2006, the Written Agreement with Citrus Bank was terminated.
     CIB Marine’s stockholders’ equity was $92.9 million or 6.7% of total assets at December 31, 2004 as compared to $108.5 million or 3.4% of total assets at December 31, 2003. The decrease during 2004 was primarily due to a net loss of $17.3 million and a $2.8 million reduction in accumulated other comprehensive income resulting from a change in net unrealized gains/losses on securities available for sale. These amounts were, partially offset by a $4.3 million decrease in receivables from sale of stock (a contra-equity account). Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock are accounted for as a reduction in stockholders equity and are reported as receivables from sale of stock. The 2004 decrease in receivables from sale of stock was due to the sale of CIB-Chicago and reductions in the underlying loans. See Note 13-Stockholders Equity in Item 8 of this Form 10-K for further information on receivables from sale of stock and treasury stock.
     CIB Marine has junior subordinated debentures issued prior to 2003 which, subject to limitations, qualify as Tier 1 equity capital for regulatory capital purposes. A discussion of these securities is included in “Junior Subordinated Debentures and Guaranteed Trust Preferred Securities”. On March 1, 2005, the Federal Reserve Board adopted a final rule allowing the continued limited inclusion of trust preferred securities in Tier 1 equity capital. The ruling restricted the core capital elements, including trust preferred securities, to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.
Impact of Inflation and Changing Prices
     CIB Marine’s consolidated financial statements and notes contained in Item 8 of this Form 10-K have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of CIB Marine’s operations. Unlike most industrial companies, nearly all of CIB Marine’s assets and liabilities are monetary in nature. As a result, interest rates and changes therein have a greater impact on CIB Marine’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

SUBSEQUENT EVENTS
Charter Consolidation
     In March 2006 and August 2006, CIB Marine merged Marine FSB and CIB – Indiana, respectively, into Marine – Wisconsin. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.
Sale and Wind Down of Nonbank Subsidiaries
     During 2005 and 2006, CIB Marine continued the wind down and divestiture of certain of its nonbank subsidiaries in order to more narrowly focus resources on its core commercial and retail banking strategies.
     CIB Marine Capital, LLC. CIB Marine continued the wind down of its mezzanine lending company, CIB Marine Capital, LLC. At both December 31, 2005 and September 30, 2006, total loans outstanding were $0.7 million as compared to $3.4 million at December 31, 2004.
     CIB Construction/Canron, Inc. In April, 2005, Canron sold its Rexdale, Ontario facility for $8.2 million. A portion of the proceeds, $2.6 million, were used to pay off the remaining balance of its debt to CIB Marine. Canron no longer owns any real estate. Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August, 2005, Canron authorized and began liquidation distributions to its shareholders. In 2005, Canron paid $2.1 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $2.6 million to CIB Marine, which CIB Marine recorded as a reduction of its investment in CIB Construction. For the nine months ended September 30, 2006, Canron has paid $1.0 million in dividends to CIB Construction and CIB Construction has paid $1.6 million in dividends to CIB Marine. As of December 31, 2005 and September 30, 2006, CIB Marine’s net investment in CIB Construction was approximately $(0.6) million and $(1.2) million, respectively.
     MICR, Inc. In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR. The assets of MICR were sold in the fourth quarter of 2005. No gain or loss on sale was recognized.
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
Management Changes
     In January 2005, G. Richard Nisbeth was hired as CEO of Citrus Bank. Mr. Nisbeth was also appointed Chairman of this bank. Jack E. Schall continues to serve as its President. In March 2005, Jerry L. Schwallier was hired as the President and CEO of Marine FSB. Upon the merger of Marine FSB into Marine – Wisconsin in March 2006, Mr. Schwallier was appointed Market President of the bank’s western operations and subsequently resigned in September 2006. In July 2005, Joseph T. Henderson was hired as President and CEO of Central Illinois Bank. In April 2006, John P. Hickey was appointed President and CEO of Marine – Wisconsin, replacing Michael Miller who resigned in February 2006. Stanley J. Calderon, President and CEO of CIB Marine served as interim President and CEO of Marine – Wisconsin from February 2006 to April 2006. Upon the merger of CIB – Indiana into Marine – Wisconsin in August 2006, Brian Chaffin, formerly the President of CIB – Indiana, was appointed Market President of the bank’s Indiana operations.
     In April 2005, Daniel J. Rasmussen was named Senior Vice President and General Counsel of CIB Marine. Mr. Rasmussen previously served as Vice President and Senior Attorney, and succeeded Donald J. Straka who was assigned other duties in April 2005 and resigned his employment with CIB Marine in June 2005. Mr. Straka remains a director of CIB Construction and Canron.
     In January 2006, Michael Paoletta was appointed CIB Marine’s Chief Credit Officer replacing Margaret A. Incandela who resigned in December 2005.

Liquidity
     During 2005 and into 2006, some of the borrowing sources customarily utilized by CIB Marine were restricted or were contingent on subsidiary bank pledges of fixed income investment securities.
Loan Pool Purchase
     CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation (GMAC) in June 2006. The purchase was funded with $12.0 million in FHLB Chicago borrowings with the remainder coming from cash on hand. The pool includes 989 loans with a weighted average yield of 9.5%, average unpaid balances of $48,335, an average 17.3 year term to maturity, a weighted average loan-to-value ratio of 91%, borrower debt to income ratios averaging 39% and FICO scores averaging 713. CIB Marine paid a premium of $1.2 million or approximately 2.5% of the loan balances on purchase which will be amortized over the expected loan terms and an additional 50 basis points will be paid monthly for servicing the portfolio. Geographically the loans are from throughout the United States with the three highest concentrations from the states of California, Texas and Florida which collectively make up 41% of the portfolio. 90% of the loans are on primary residences. 62% of the pool is 30 or 15 year balloon loans and 17% are interest-only loans. 98% of the loans were originated in 2006. CIB Marine hired an outside consulting firm with experience in home equity loan pool purchases to assist it in selecting the selling company and in the due diligence process performed on a sample of the purchased loans. CIB Marine continues to look at alternative investments including possible further loan purchases in an effort to increase both the balances of loans outstanding and the yield on its interest-earning assets.
Cost Controls and Reduction in Force Program
     During 2005 and 2006, CIB Marine continued its overall cost savings program which included a reduction in force program and expense controls. Eligible employees impacted by the reduction in force program were paid severance using a consistent formula based upon employee status and years of service. Under the program, CIB Marine reduced its work force during 2005 by 90 full-time equivalent employees with an annual base pay of $4.5 million and incurred approximately $0.9 million in severance expenses. In the first nine months of 2006 under the program CIB Marine reduced its work force another 15 full-time equivalents with annual base pay of $0.9 million and incurred $0.2 million in severance expense. Full-time equivalent employees, excluding MICR, as of December 31, 2004, December 31, 2005 and September 30, 2006 were 482, 359 and 297, respectively.
Branch Activities
     CIB Marine had 41 branches as of December 31, 2004 holding $1.2 billion in deposits.
     2005 – In the fourth quarter of 2005, after each of CIB Marine’s subsidiary banks performed an evaluation of the effectiveness of their respective branch networks, three branches were closed, one was sold and several others were actively solicited for sale. Central Illinois Bank closed a branch in Peoria, Illinois, CIB – Indiana closed a branch in Indianapolis, Indiana, and Citrus Bank closed a branch in Biscayne Bay, Florida. The deposits at these branches as of December 31, 2004 were $5.8 million, $6.9 million and $1.8 million, respectively. Citrus Bank also sold a branch in Sebring, Florida which held $11.0 million in deposits as of December 31, 2004. The net pretax income effects of these activities was a $0.1 million charge to expense as a result of expenses related to the two branch closings of $0.4 million offset by a $0.3 million gain on the branch sale. At December 31, 2005, CIB Marine had 37 branches holding $0.9 billion in deposits.
     2006 – In the first nine months of 2006, Marine – Wisconsin sold branches in Grafton, Wisconsin and Omaha, Nebraska. CIB – Indiana closed its Rockville, Indiana branch with minimal costs and Central Illinois Bank sold its Arthur and Lincoln, Illinois branches. The net gain on sales of the four branches was $2.0 million. The deposits of these sold branches as of December 31, 2005 were $12.4 million, $9.4 million, $16.9 million and $8.5 million, respectively. At September 30, 2006, CIB Marine had 32 branches holding $0.8 billion in deposits. As of September 30, 2006, CIB Marine has signed sales agreements for the sale of three additional branches and is negotiating the sale of a fourth that together held total deposits at December 31, 2005 of $73.6 million. No new branches are expected to be opened in 2006.
Goodwill
     The balance of CIB Marine’s goodwill is a result of prior branch acquisitions and is being written off as any related branches are being sold. Assuming the sales of branches currently under contractual agreement for sale are consummated as planned, goodwill will be completely eliminated from the balance sheet in early 2007.

FDIC Deposit Insurance Premiums
     FDIC deposit insurance premiums represented $4.7 million of the $5.1 million in FDIC and state assessments in 2004. Deposit insurance premiums decreased to $1.5 million in 2005 primarily as a result of the sale of CIB – Chicago. Excluding CIB – Chicago, deposit insurance premiums were $1.4 million, $1.5 million and $0.8 million in 2004, 2005 and for the nine months ended September 30, 2006, respectively.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes, in 2005 and the first nine months of 2006, 293,594 and 222,426 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In September and October 2005, 523,750 options were granted to various employees of the company at an exercise price of $4.10 each. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, 400,750 options were granted also at an exercise price of $4.10 per share. As of November 16, 2006, there were 1,277,993 options outstanding with a weighted average exercise price of $8.45.
Late Filing of Tax Returns
     CIB Marine did not file all required federal and state tax returns for calendar years 2004 and 2005 by the required due dates. Although CIB Marine does not anticipate taxable income during these periods, penalties may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue.
Investment Securities
     During the twelve months ended December 31, 2005, CIB Marine sold $9.3 million in tax-exempt securities at a gain of approximately $0.4 million. No tax-exempt securities were sold during the nine months ended September 30, 2006.
Foreclosed properties
     Foreclosed properties were $2.9 million as of December 31, 2004 and December 31, 2005, but were reduced to $0.1 million by September 30, 2006.
Other Investments
     One company operating as a small business investment company under the Small Business Investment Act of 1958, as amended, with a carrying value of $0.4 million as of December 31, 2004 was written down almost completely in March 2005 due to valuation issues and the possibility of a forced liquidation as a result of identified out-of-compliance conditions with Small Business Administration regulations. In June 2006, the managers of this company were able to find an outside equity investor and CIB Marine, along with several other limited partners, were able to sell their interests. CIB marine recognized a $0.4 gain on this sale.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     CIB Marine’s primary market risk exposure is from interest rate risk. Net interest income and the estimated market value of CIB Marine’s assets and liabilities are vulnerable to changes in interest rates. Other market risks exist to a lesser degree, including foreign currency exchange rate risk and equity price risk. Commodity price risk does not normally arise in the course of CIB Marine’s business.
     CIB Marine’s Board of Directors has overall responsibility for its interest rate risk management policies. CIB Marine sets policy limits for interest rate risk to be assumed in the normal course of business. CIB Marine’s market risk policy has the general objective of maintaining a low level of earnings volatility due to interest rate risk and to protect CIB Marine from the impact that changes in interest rates have on net interest income. CIB Marine uses gap analysis and earnings simulations to measure interest rate risk.
     CIB Marine’s Asset-Liability Management Committee monitors, at least quarterly, the interest rate risk measurements for compliance with policy limits. If the derived interest rate risk measurements are outside of the policy limits, management may implement a variety of strategies to reduce the risk. CIB Marine strives to use the most effective instruments for implementing its interest rate risk management strategies, considering the costs, liquidity impact and capital requirements of the various alternatives. The implementation strategies usually involve altering the market risk characteristics of new funding liabilities, and may also include the use of derivative instruments and the altering of the market risk characteristics of groups of interest rate sensitive assets such as the repositioning of marketable securities.
     The gap analysis as of December 31, 2004, is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.

	December 31, 2004
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$466,093	$36,085	$40,491	$167,273	$36,673	$746,615
Securities	125,476	36,624	71,277	132,418	13,229	379,024
Federal funds sold	192,158	—	—	—	—	192,158

Total interest-earning assets	783,727	72,709	111,768	299,691	49,902	1,317,797
Interest-bearing liabilities:
Time deposits	145,575	127,022	128,572	308,313	15,862	725,344
Savings and interest-bearing demand deposits	335,598	—	—	—	—	335,598
Short-term borrowings	18,809	—	—	—	—	18,809
Long-term borrowings	—	—	—	7,250	—	7,250
Junior subordinated debentures	21,857	—	—	—	40,000	61,857

Total interest-bearing liabilities	521,839	127,022	128,572	315,563	55,862	1,148,858

Interest sensitivity gap (by period)	$261,888	$(54,313)	$(16,804)	$(15,872)	$(5,960)	$168,939
Interest sensitivity gap (cumulative)	261,888	207,575	190,771	174,899	168,939	168,939
Adjusted for derivatives
Derivatives (notional, by period)	(8,970)	—	5,000	5,000	(1,030)	—
Derivatives (notional, cumulative)	(8,970)	(8,970)	(3,970)	1,030	—	—

Interest sensitivity gap (by period)	252,918	(54,313)	(11,804)	(10,872)	(6,990)	168,939
Interest sensitivity gap (cumulative)	252,918	198,605	186,801	175,929	168,939	168,939
Cumulative gap as a % of total assets	18.26%	14.33%	13.48%	12.70%	12.19%

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
     The table indicates that CIB Marine has a positive cumulative gap at one year and a positive cumulative gap in time periods exceeding one year. With a positive gap, an increase in interest rates will generally have a positive effect on the net interest income, and a decrease in interest rates will generally have a negative effect on net interest income. With a negative gap, a decrease in interest rates will generally have a positive effect on the net interest income, and an increase in interest rates will generally have a negative effect on net interest income.
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
     The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rate of interest as of December 31, 2004 and 2003.

	Basis Point Changes
	+200	+100	—100	—200
Net interest income change over one year
December 31, 2004	6.52%	3.40%	(9.05)%	(14.59)%
December 31, 2003	4.83%	3.58%	(4.33)%	(7.69)%
     The analysis reveals an asset sensitive interest rate risk position for the one year horizon at both December 31, 2004 and December 31, 2003. CIB Marine has held a short average life investment portfolio of less than two years and used longer term certificates of deposit to maintain an asset sensitive interest rate risk position in both years.
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
     In addition, the interest rate sensitivity analyses include derivative financial instruments, such as interest rate swaps and forward sale agreements. At December 31, 2004, the notional value of receive fixed/pay floating interest rate swaps was $15.0 million and the notional value of pay fixed/received floating interest rate swaps was $6.0 million. The majority of CIB Marine’s interest rate swaps are used to hedge the fair market value of various deposits. At December 31, 2004, the notional value of interest rate swaps to hedge deposits was $15.0 million. These interest rate swaps effectively convert the fixed rates on these deposits and borrowings into floating rates. CIB Marine also engages in interest rate swaps to hedge fixed rate lending activity. At December 31, 2004 the notional amount of pay fixed/receive floating amortizing interest rate swaps was $6.0 million. Prior to the sale of MSI, conditional forward sale agreements (otherwise called ‘best efforts’ contracts) were utilized to hedge the risk of price changes in mortgage loans held for sale and rate locks for loans to be originated for later sale. The notional value of conditional forward sale agreements was $82.9 million at December 31, 2003. There were no forward sale agreements at December 31, 2004.
     Some of the features of the financial instruments included in the model that are not reflected fully in the quantitative market risk disclosure information include call options in municipal bonds and U.S. Government Sponsored Enterprise issued structured notes.
     The following assumptions were used in the earnings simulation model:
•	The balance sheet size was assumed to remain constant;

•	All maturing assets and liabilities were invested or deposited into similar financial or derivative instruments;

•	Spreads to the benchmark interest rates for pricing new volume to replace maturing or paying older volumes were similar to spreads currently inherent in those financial instruments, except for marketable securities which reflects current market spreads;

•	The interest rates of financial instruments with like terms were assumed to change by the same number of basis points except that the timing, magnitude, and direction of change of interest rates paid on nonmaturing savings and interest-bearing demand deposits were assumed to change in a way similar to that experienced in the past, which is less than perfectly correlated with the other interest rate changes. Current anticipated pricing strategies for nonmaturing deposits were also utilized.
     The simulations of earnings do not incorporate any management actions that might moderate the negative consequences of certain interest rate changes. Therefore, they may not reflect actual results.
     Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2004 includes $1.1 million of private and public nonaffiliated firms, $2.1 million in low income housing tax credit limited partnerships, $0.6 million of Federal Reserve Bank stock, and $13.2 million of FHLB Chicago stock.
     Foreign currency exchange rate risk arises through the sale of foreign currency forward contracts to customers of CIB Marine. CIB Marine hedges all such activity. At December 31, 2004 there were no contracts outstanding. Foreign currency exchange risk also arises through transactions denominated in foreign currencies at Canron. CIB Marine does not hedge this activity. At December 31, 2005 and 2004, Canron had $0.6 million and $7.8 million of Canadian denominated net assets as measured in U.S. Dollars, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors
CIB Marine Bancshares, Inc.:
     We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.
KPMG LLP
Milwaukee, Wisconsin
December 8, 2006

CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	December 31,
	2004	2003
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$41,777	$60,149
Federal funds sold	192,158	59,655

Total cash and cash equivalents	233,935	119,804

Loans held for sale	—	16,735
Securities available for sale, at fair value	379,024	637,356

Loans	746,615	2,360,041
Allowance for loan losses	(29,551)	(109,872)

Net loans	717,064	2,250,169

Premises and equipment, net	14,099	29,138
Accrued interest receivable	5,122	12,762
Goodwill	982	982
Other intangible assets	—	1,807
Foreclosed properties	2,938	40,715
Assets of companies held for disposal	14,865	29,056
Other assets	17,879	47,713

Total assets	$1,385,908	$3,186,237

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$117,546	$219,905
Interest-bearing demand	63,886	78,641
Savings	271,712	687,607
Time	725,344	1,835,065

Total deposits	1,178,488	2,821,218

Short-term borrowings	18,809	92,601
Long-term borrowings	7,250	46,276
Junior subordinated debentures	61,857	61,857
Accrued interest payable	10,644	9,399
Liabilities of companies held for disposal	10,137	17,381
Other liabilities	5,831	28,982

Total liabilities	1,293,016	3,077,714
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(81,867)	(62,759)
Accumulated other comprehensive income (loss), net	(642)	2,184
Receivables from sale of stock	(946)	(5,208)
Treasury stock at cost, 12,663 and 86,611 shares, respectively	(162)	(2,203)

Total stockholders’ equity	92,892	108,523

Total liabilities and stockholders’ equity	$1,385,908	$3,186,237

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$58,711	$87,142	$89,353
Loans held for sale	213	—	—
Securities:
Taxable	8,479	7,593	10,418
Tax-exempt	866	1,208	1,435
Dividends	583	429	209
Federal funds sold	1,127	291	453

Total interest and dividend income	69,979	96,663	101,868
Interest Expense
Deposits	29,735	39,455	43,486
Short-term borrowings	1,325	1,117	2,209
Long-term borrowings	517	808	861
Junior subordinated debentures/guaranteed trust preferred securities	5,710	5,198	4,523

Total interest expense	37,287	46,578	51,079

Net interest income	32,692	50,085	50,789
Provision for credit losses	17,432	50,506	19,074

Net interest income after provision for credit losses	15,260	(421)	31,715
Noninterest Income
Loan fees	1,270	1,328	1,711
Deposit service charges	1,648	1,913	1,589
Other service fees	538	173	160
Other income	1,545	2,821	1,590
Gain on investment securities, net	—	—	1,698

Total noninterest income	5,001	6,235	6,748
Noninterest Expense
Compensation and employee benefits	28,771	31,073	27,190
Equipment	4,256	4,268	3,817
Occupancy and premises	3,241	2,975	2,699
Professional services	6,047	2,330	1,829
Litigation settlements	—	50	1,753
Goodwill impairment loss	1,921	2,000	—
Write down and losses on assets	2,021	3,231	78
Other expense	8,393	7,421	7,254

Total noninterest expense	54,650	53,348	44,620

Loss from continuing operations before income taxes	(34,389)	(47,534)	(6,157)
Income tax (benefit)expense	(4,840)	2,299	(3,760)

Loss from continuing operations	(29,549)	(49,833)	(2,397)
Discontinued operations:
Pretax income (loss) from discontinued operations	1,090	(91,269)	17,712
Pretax net gain on sales of discontinued operations	15,126	—	—

Total pretax income (loss) from discontinued operations	16,216	(91,269)	17,712
Income tax (benefit) expense	4,014	(3,454)	6,508

Income (loss) from discontinued operations	12,202	(87,815)	11,204

Net Income (Loss)	$(17,347)	$(137,648)	$8,807

Consolidated Statements of Operations – continued

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(1.62)	$(2.73)	$(0.13)
Discontinued operations	0.67	(4.80)	0.61

Net income (loss)	$(0.95)	$(7.53)	$0.48

Diluted:
Loss from continuing operations	$(1.62)	$(2.73)	$(0.13)
Discontinued operations	0.67	(4.80)	0.60

Net income (loss)	$(0.95)	$(7.53)	$0.47

Weighted average shares — basic	18,245,884	18,286,550	18,167,379
Weighted average shares — diluted	18,245,884	18,286,550	18,547,515
See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

						Stock
					Accumulated	Receivables
	Common Stock			Retained	Other	and
		Par	Capital	Earnings	Comprehensive	Treasury
	Shares	Value	Surplus	(Deficit)	Income (Loss)	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2001	17,876,752	$17,877	$148,972	$66,082	$4,331	$(7,437)	$229,825

Comprehensive income (loss):
Net income	—	—	—	8,807	—	—	8,807
Other comprehensive income:
Unrealized securities holding gains arising during the period	—	—	—	—	3,475	—	3,475
Reclassification adjustment for gains included in net income	—	—	—	—	(3,127)	—	(3,127)
Income tax effect	—	—	—	—	(72)	—	(72)
Foreign currency translation adjustment	—	—	—	—	(91)	—	(91)

Total comprehensive income							8,992
Common stock issuance	341,772	342	7,594	—	—	—	7,936
Exercise of stock options	93,718	93	1,217	—	—	—	1,310
Receivables from sale of stock	—	—	—	—	—	(500)	(500)

Balance, December 31, 2002	18,312,242	$18,312	$157,783	$74,889	$4,516	$(7,937)	$247,563

Comprehensive income:
Net loss	—	—	—	(137,648)	—	—	(137,648)
Other comprehensive income (loss):
Unrealized securities holding losses arising during the period	—	—	—	—	(5,272)	—	(5,272)
Income tax effect	—	—	—	—	2,849	—	2,849
Foreign currency translation adjustment	—	—	—	—	91	—	91

Total comprehensive loss							(139,980)
Exercise of stock options	34,200	34	380	—	—	—	414
Reduction of receivables from sale of stock	—	—	—	—	—	2,729	2,729
Acquisition of treasury stock (86,611 shares)	—	—	—	—	—	(2,203)	(2,203)

Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523

Comprehensive income:
Net loss	—	—	—	(17,347)	—	—	(17,347)
Other comprehensive income (loss):
Unrealized securities holding losses arising during the period	—	—	—	—	(2,826)	—	(2,826)

Total comprehensive loss							(20,173)
Reduction of receivables from sale of stock	—	—	—	—	—	4,262	4,262
Acquisition of treasury stock (137,002 shares)	—	—	—	—	—	(577)	(577)
Reduction of treasury stock upon sale of Chicago (210,950 shares)	—	—	—	(1,761)	—	2,618	857

Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(29,549)	$(49,833)	$(2,397)
Net income (loss) from discontinued operations	12,202	(87,815)	11,204
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(1,684)	(4,995)	(3,588)
Depreciation and other amortization	5,815	3,925	6,319
Provision for credit losses	17,432	50,506	19,074
Proceeds from sale of loans held for sale	—	—	2,594
Deferred tax expense (benefit)	911	11,105	(5,112)
Impairment of goodwill	1,921	2,000	—
Write down and losses on assets	2,021	3,231	78
Gain on investment securities, net	—	—	(1,698)
(Increase) decrease in interest receivable and other assets	(549)	(9,575)	(1,997)
Increase in interest payable and other liabilities	7,744	2,843	1,076
Operating cash flows of discontinued operations	1,236	339,645	(181,214)

Net cash provided by (used in) operating activities	17,500	261,037	(155,661)
Cash Flows from Investing Activities
Maturities of securities available for sale	621,440	173,720	185,726
Purchase of securities available for sale	(649,860)	(255,359)	(231,664)
Proceeds from sales of securities available for sale	—	999	49,434
Repayments of mortgage-backed securities available for sale	53,469	110,442	54,981
Purchase of mortgage-backed securities available for sale	(55,052)	(120,721)	(100,893)
Net decrease (increase) in other investments	1,856	379	(1,767)
Net decrease (increase) in loans	432,365	139,792	(242,206)
Decrease (increase) in net assets of companies held for disposal	(956)	9,782	(6,148)
Proceeds from sale of foreclosed properties	704	17,777	2,160
Proceeds from sale of subsidiaries	68,991	—	—
Capital expenditures	(762)	(3,629)	(2,278)
Investing cash flows of discontinued operations	206,625	38,201	(171,615)

Net cash provided by (used in) investing activities	678,820	111,383	(464,270)
Cash Flows from Financing Activities
(Decrease) increase in deposits	(321,454)	151,927	140,530
Repayments of long-term borrowings	(8,500)	—	(10,067)
Proceeds from issuance of guaranteed trust preferred securities securities	—	—	19,550
Proceeds from issuance of common stock, net	—	—	7,436
Proceeds from stock options exercised	—	414	1,310
Net decrease (increase) in receivables from sale of stock	220	—	—
Net (decrease) increase in short-term borrowings	(11,937)	(129,587)	65,676
Financing cash flows of discontinued operations	(240,518)	(369,361)	430,487

Net cash (used in) provided by financing activities	(582,189)	(346,607)	654,922

Net increase in cash and cash equivalents	114,131	25,813	34,991
Cash and cash equivalents, beginning of year	119,804	93,991	59,000

Cash and cash equivalents, end of year	$233,935	$119,804	$93,991

Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest expense by continuing operations	$33,371	$49,806	$53,230
Interest expense by discontinued operations	31,957	38,093	44,327
Income taxes by continuing operations	(5,907)	2,442	3,538
Income taxes by discontinued operations	(5,860)	5,290	12,471

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Supplemental Disclosures of Noncash Activities
Transfers of loans to foreclosed properties-continuing operations	$1,132	$19,166	$3,503
Transfers of loans to foreclosed properties-discontinued operations	100	13,221	446
Increase in foreclosed properties and short-term borrowings from first mortgage assumed-discontinued operations	—	26,687	—
Decrease in foreclosed properties and short-term borrowings satisfied by the transfer of real estate	25,120	—	—
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	—	1,857	—
Increase in junior subordinated debentures related to trust deconsolidation	—	1,857	—
See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Nature of Operations
     CIB Marine Bancshares, Inc. (“CIB Marine”) is a bank holding company. References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to small and middle-market business customers and the investment in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Offices and, generally, customers are located in the central Illinois, Milwaukee, Indianapolis, Omaha, Phoenix, Las Vegas, and southeast Florida markets. During the fourth quarter of 2004, CIB Marine sold CIB Bank (“CIB — Chicago”) which had banking facilities throughout the Chicago metropolitan area and had approximately $1.2 billion in assets at the time of sale. Canron Corporation (“Canron”), an 84% owned subsidiary of CIB Construction, is a steel fabrication and erection company with operations in the United States and Canada, which was acquired in 2002 as a result of collection activities. Since the third quarter of 2003, Canron has been in the process of voluntary liquidation.
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
Reclassifications
     The 2003 and 2002 operating results of CIB Marine Commercial Finance, LLC (“Commercial Finance”), Mortgage Services, Inc. (“MSI”) and CIB — Chicago were reclassified from income (loss) from continuing operations to discontinued operations to conform to the 2004 presentation of discontinued operations. The net impact, including $4.4 million in related income tax benefit, on the 2003 consolidated statement of operations was a $81.9 million increase in loss from discontinued operations and a $81.9 million decrease in net loss from continuing operations. The impact on continuing operations and discontinued operations, including $6.4 million in related income tax expense, on the 2002 consolidated statement of operations was $12.0 million. See Note 7-Companies Held for Disposal and Discontinued Operations.
     Reclassifications have been made to certain other balances as of and for the years ended December 31, 2003 and 2002 to be consistent with classifications adopted for 2004.
Cash Flows
     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions “Cash and Due from Banks” and “Federal Funds Sold”, all of which mature within ninety days.
Other Investments
     Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but less than 51%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired CIB

Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2004, CIB Marine recognized $0.7 million of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded. At December 31, 2004 and 2003, other investments totaled $3.3 million and $9.6 million, respectively, all of which are illiquid.
     The equity method of accounting requires CIB Marine to record its proportionate share of income or loss as an increase or decrease in its investment and a corresponding gain or loss in noninterest income. Cash dividends or other distributions received by CIB Marine are recorded as reductions in the carrying amount of the investment.
Securities Available for Sale
     Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income in stockholders’ equity. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Impairments in the value of available for sale securities, which are other than temporary, are accounted for as an unrealized loss through operations.
Loans Held for Sale
     Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. During 2004, CIB Marine sold its mortgage banking segment and its results of operations, including any unrealized losses on loans held for sale and any gains and losses on the sale of its mortgage loans are included in discontinued operations for all periods presented.
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
     Management periodically reviews the loan portfolio in order to establish an allowance for loan losses that are probable at the reporting date. The allowance for loan losses is based on management’s evaluation of individual loans and the entire loan portfolio, including such factors as the volume and character of loans outstanding, the relationship of the allowance for loan losses to outstanding loans, past loan loss experience, the expected loan repayments, estimated value of any underlying collateral on individual loans and general economic conditions.
     Management believes that the allowance for loan losses contained in these financial statements was adequate at December 31, 2004, 2003 and 2002. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine’s allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
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
     Loan origination fees are deferred and certain direct origination costs are capitalized. The amounts deferred and capitalized are included in the carrying amount of the loans and amortized over the estimated life of the loans as an adjustment of the yield of the related loan. Amortization of deferred loan fees and costs ceases when a loan is placed on nonaccrual. Fees for loans sold and other loan fees are included in the net gain or loss recognized on the sale.
Intangible Assets
     Goodwill and core deposit intangibles have resulted from the acquisition of companies or assets. Fair values have been determined by examining stock prices of publicly traded financial institutions with similar performance characteristics as the reporting units and discounted cash flow models. Where market prices are not available and the reporting unit is held for disposal, third party valuations or anticipated offer values are used. Intangible assets with definite lives are amortized over the estimated remaining benefit periods. Core deposit intangibles are amortized over approximately ten years on an accelerated basis. Prior to 2002, goodwill was amortized on a straight-line basis over 15 years. Intangible assets with indefinite lives and goodwill are not amortized, but are evaluated for impairment at least annually.
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
Foreclosed Properties
     Foreclosed properties include other real estate (ORE) assets that have been received in satisfaction of debt. ORE is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer to ORE are charged to the allowance for loan losses. Subsequently, operating results from ORE, reductions in value of the foreclosed property and realized gains and losses on sale are recorded in noninterest income or noninterest expense as appropriate.
Assets of Companies Held For Disposal
     Assets held for disposal include Mortgage Services, Inc. and MICR and Canron, companies acquired in full or partial satisfaction of loans, primarily through foreclosure. These assets are carried at the lower of cost or current fair value, less estimated selling costs. Thereafter, the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. When these assets are acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value, less estimated selling cost, is charged as a loan loss against the allowance for loan losses. Net operating income or loss of the companies held for disposal, which meet the criteria as discontinued operations are included in gain or loss from discontinued operations unless a decision is made to cease operations and liquidate the assets and liabilities of the company. Once a decision is made to liquidate the company, CIB Marine ceases recording any future operating results of the company and records an impairment value, if any, based on the estimated liquidation value of the company’s net assets less costs to sell. The impairment loss is recorded as loss from discontinued operations.

Stock-Based Compensation
     CIB Marine applies Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB
25”), and related interpretations in accounting for its stock-based compensation plans. Under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), companies may elect to recognize stock-based compensation expenses based on the fair value method of the awards or continue to account for stock-based compensation under APB 25. CIB Marine has elected to continue to apply the provisions of APB 25.
     Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine’s net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

		December 31,
		2004	2003	2002
		(Dollars in thousands, except share data)
Net income (loss)	As reported	$(17,347)	$(137,648)	$8,807
	Assumed compensation cost (1)	(812)	(1,247)	(1,291)

	Pro forma	$(18,159)	$(138,895)	$7,516

Basic earnings per share	As reported	$(0.95)	$(7.53)	$0.48
	Pro forma	(1.00)	(7.60)	0.41
Diluted earnings (loss) per share	As reported	$(0.95)	$(7.53)	$0.47
	Pro forma	(1.00)	(7.60)	0.41

(1)	Assumed compensation costs are net of tax for 2003 and 2002, but not for 2004. Due to the substantial losses incurred in 2004, tax benefits for 2004 and later years may not be realized. As of December 31, 2004, no U.S. federal or state loss carryback potential remains.
     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 5.04% for 2002. No options were granted in 2004 or 2003. The per share weighted average fair value of stock options granted during 2002 was $9.56 on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.
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
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123R). The objective of SFAS 123R is to recognize in an entity’s financial statements the cost of employee services received in exchange for valuable equity instruments issued to employees in share-based payment transactions. A key provision of SFAS 123R requires public companies to adopt a fair value-based method of accounting. Under this method, the cost of employee services received in exchange for equity instruments would be measured based on the grant date fair value of these instruments. The cost would be recognized over the requisite service period. SFAS 123R is expected to be applied by CIB Marine prospectively as of January 1, 2006 and is not expected to materially affect CIB Marine’s consolidated financial statements.
Advertising Expense
     Advertising costs are charged to expense as incurred. Advertising expenses of continuing operations, included in noninterest expense, totaled $0.7 million for each of the years ended December 31, 2004, 2003 and 2002.
Receivables from Sale of Stock
     Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock are accounted for as a reduction in Stockholders’ Equity and are reported in a contra-equity account entitled “Receivables from sale of stock”, unless the loan has been repaid prior to the issuance of the financial statements or the loan has been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any.

Income Taxes
     Deferred income taxes are provided for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and their tax basis. Deferred tax assets are recognized for temporary differences that are expected to be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance by way of a charge to income tax expense when, in the opinion of management, it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.
     CIB Marine and its subsidiaries file unitary, combined and separate state tax returns where required. Canron files its own Canadian and provincial income tax returns. Canron’s Canadian, U.S. federal, state and provincial income taxes are included in discontinued operations. CIB Marine has entered into tax allocation agreements with its subsidiary entities included in the consolidated US federal and unitary and combined state income tax returns, including US operations of companies held for sale or disposal. These agreements govern the timing and amount of income tax payments required by the various entities.
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
     At December 31, 2004, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada, and Nebraska. These services include commercial and retail lending and deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis. The assets of CIB Marine’s mortgage banking segment, MSI, were sold during the third quarter of 2004 and its results of operations for 2004, 2003 and 2002 are included in discontinued operations.
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
Foreign Currency Translation
     In January 2000, CIB — Chicago established a foreign office in the Cayman Islands. The office, which accepted Eurodollar deposits, was closed in the fourth quarter of 2004 in connection with the sale of the bank.
     Canron had operations in the United States, Canada and Mexico at the time of acquisition. As of December 31, 2004, operations in western United States, western Canada and Mexico had been sold. The remaining assets in the United States and eastern Canada are in the process of liquidation. See Note 7 — Companies Held for Disposal and Discontinued Operations for further information.
     Canron uses the local currency, primarily Canadian Dollars, as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Net exchange gains or losses resulting from the translation of financial statements of foreign operations are recorded as a separate component of accumulated other comprehensive income within stockholders’ equity. The effect of foreign currency remeasurement and changes in exchange rates are recorded in the cost of contract revenue as it is expensed against the contract as incurred.

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
     Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, CIB Marine designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“Fair-Value Hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash-Flow Hedge”), (3) a foreign currency, fair value or cash-flow hedge (“Foreign-Currency Hedge”), (4) a hedge of a net investment in a foreign operation, or (5) held for trading (“Trading Instruments”). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Fair-Value Hedge, along with the loss or gain on the corresponding hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Cash-Flow Hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, Foreign-Currency Hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction meets the criteria for a Fair-Value Hedge or a Cash-Flow Hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, is recorded in the cumulative translation adjustment account within equity. Changes in the fair value of derivative trading instruments are reported in current period earnings.
     At the time the hedging instrument is entered into, CIB Marine formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as Fair-Value Hedges, Cash-Flow Hedges, or Foreign-Currency Hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. CIB Marine formally assesses, for all hedges, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions will be or have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, CIB Marine discontinues hedge accounting prospectively.
     CIB Marine discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.
     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective Fair-Value Hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which it is determined that a derivative is not highly effective as a hedge or when hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings and the adjustment to the hedged asset or liability will be amortized to earnings over the remaining life of the hedged asset or liability.
     CIB Marine uses interest rate swaps to hedge changes in the fair value of fixed rate borrowings and specified deposits attributable to changes in market interest rates. CIB Marine primarily engages in floating-pay, fixed-receive swaps, whereby CIB Marine pays a floating interest rate based upon an index and receives a fixed rate of interest. This type of transaction effectively changes the net interest cash flows from a fixed rate to a floating rate. CIB Marine enters into these transactions to provide a funding liability that more closely offsets the market risk of certain floating rate assets whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.
     CIB Marine’s mortgage banking activities include the issuance of commitments to extend residential mortgage loans. When the loan is originated or purchased it is recorded as a residential mortgage loan held for sale. The residential mortgage loans held for sale are hedged with conditional forward contracts and a Fair-Value Hedge is designated under SFAS 133. CIB Marine is in a short position with conditional forward contracts, whereby CIB Marine agrees to sell residential mortgage loans held for sale at a pre-

established price at some future date, and in a long position with the residential mortgage loans held for sale. The hedging relationship is highly effective and hedges changes in the fair value of the residential mortgage loans held for sale due to interest rate changes. The notional amount of conditional forward contracts outstanding varies and is a function of the current balance of residential mortgage loans held for sale and commitments to extend mortgage loans to be held for sale.
     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent loan fees in addition to interest. The contingent loan fee is typically based upon, or determined by, the financial performance of the borrower. At December 31, 2004, CIB Marine determined these agreements did not have any significant fair value.
Accounting Pronouncements
Loan Commitments
     In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. Specifically, SAB 105 requires servicing assets to be recognized only once the servicing assets have been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. As such, consideration for the expected future cash flows related to the associated servicing of the loan may not be recognized in valuing the loan commitment. This will result in a lower fair value of loan commitments and recognition of the value of the servicing asset later upon sale or securitization of the underlying loan. The provisions of SAB 105 were effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on CIB Marine’s consolidated financial statements.
Changes in Accounting Principle
     In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS 154 did not materially affect CIB Marine’s consolidated financial statements.
Investments
     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supercede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard did not materially affect CIB Marine’s consolidated financial statements.
Income Taxes
     In June 2006, the FASB issued Statement of Interpretation No. 48 to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The effect of a tax position is recognized in the financial statements if it is determined that it is more likely than not the position will be sustained upon examination by taxing authorities, including resolution of any related appeals or litigation processes, based on its technical merits. The effect is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Interpretation is effective for fiscal years beginning after December 15, 2006, although earlier application is encouraged. CIB Marine is still assessing the impact of adoption of the Interpretation on its consolidated financial statements.

Fair Value Measurements
     In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual reports subsequent to initial recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. CIB Marine is still assessing the impact of adoption of SFAS 157 on its consolidated financial statements.
Consideration of the Effects of Prior Year Misstatements on Current Year Financial Statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to materially affect CIB Marine’s consolidated financial statements.
Note 2 — Cash and Due from Banks
     Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $7.1 million and $14.6 million were maintained to satisfy federal regulatory requirements as of December 31, 2004 and 2003, respectively. These amounts are included in cash and due from banks in the consolidated balance sheet.
Note 3 — Securities Available for Sale
     The amortized cost, gross unrealized gains and losses, and approximate fair values of securities at December 31, 2004 and 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
December 31, 2004
U.S. government agencies	$194,164	$36	$560	$193,640
Obligations of states and political subdivisions	15,738	793	1	16,530
Other notes and bonds	350	—	—	350
Commercial paper	12,658	15	—	12,673
Mortgage-backed securities	143,005	464	1,389	142,080
Federal Home Loan Bank and Federal Reserve Bank stock	13,751	—	—	13,751

	$379,666	$1,308	$1,950	$379,024

December 31, 2003
U.S. Treasuries	$20,070	$17	$—	$20,087
U.S. government agencies	291,000	1,122	122	292,000
Obligations of states and political subdivisions	56,816	2,256	81	58,991
Other notes and bonds	1,050	—	1	1,049
Commercial paper	7,369	4	—	7,373
Mortgage-backed securities	247,736	1,332	2,343	246,725
Federal Home Loan Bank and Federal Reserve Bank stock	11,131	—	—	11,131

	$635,172	$4,731	$2,547	$637,356

     Securities with a carrying value and fair value of $148.3 million and $176.7 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes as required or permitted by law.
     The amortized cost and fair value of securities as of December 31, 2004, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity schedules.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$169,748	$169,495
Due after one year through five years	48,059	48,309
Due after five years through ten years	4,563	4,810
Due after ten years	540	579

	222,910	223,193
Federal Home Loan Bank and Federal Reserve Bank stock	13,751	13,751
Mortgage-backed securities	143,005	142,080

	$379,666	$379,024

     The following table discloses the fair value of securities by maturity along with corresponding gross unrealized losses in our portfolio as of December 31, 2004:

	At December 31, 2004
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. government agencies	$129,945	$488	$14,960	$72	$144,905	$560
Obligations of states and political subdivisions	125	1	500	—	625	1
Mortgage-backed securities	64,336	549	54,017	840	118,353	1,389

Total securities with unrealized losses	$194,406	$1,038	$69,477	$912	$263,883	$1,950
Securities without unrealized losses					115,141

Total securities					$379,024

     As of December 31, 2004, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in our investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost. As of December 31, 2004, CIB Marine had 156 securities in an unrealized loss position.
     There were no sales of securities during 2004. Proceeds from the sale of securities available for sale during 2003 and 2002, were $1.0 million and $127.5 million, respectively. There were no realized gains or losses on sales during 2003, and there were net realized gains on sales during 2002 of $3.1, including $1.4 million in discontinued operations.
Note 4 — Loans and Allowance for Loan Losses
Loans
     The components of loans were as follows:

	December 31,
	2004		2003
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$193,574	25.9%	$708,252	29.9%
Factored receivables	—	—	11,447	0.5
Commercial real estate	404,503	54.1	1,184,542	50.1
Commercial real estate construction	109,676	14.7	363,822	15.4
Residential real estate	31,027	4.1	85,893	3.6
Home equity loans	7,701	1.0	12,272	0.5
Consumer loans	2,124	0.3	3,554	0.2
Receivables from sale of stock	(946)	(0.1)	(5,208)	(0.2)

Gross loans	747,659	100.0%	2,364,574	100.0%

Deferred loan fees	(1,044)		(4,533)

Loans	746,615		2,360,041
Allowance for loan losses	(29,551)		(109,872)

Loans, net	$717,064		$2,250,169

     During the third quarter of 2004, CIB Marine transferred to loans held for sale and subsequently sold a limited amount of loans held by its mezzanine lending company, CIB Marine Capital, as part of the restructuring of its loan portfolio. The outstanding balance of the loans sold was $3.7 million. A loss of $0.6 million was recognized on the sale of these loans and is included in write down and losses on assets in the statement of operations.
     The following table lists information on nonperforming and certain past due loans:

	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$54,327	$152,064
Restructured loans	1,536	2,946
Loans 90 days or more past due and still accruing	6,911	359
     Information on impaired loans is as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Impaired loans without a specific allowance	$16,535	$59,581
Impaired loans with a specific allowance	34,431	143,923

Total impaired loans	$50,966	$203,504

Specific allowance related to impaired loans	$10,282	$42,768
Average balance of impaired loans-total company	150,882	119,395
Average balance of impaired loans CIB — Chicago	114,116	82,778
Interest income recognized on impaired loans	$813	$7,292
     During 2004, CIB Marine recognized net losses on sale and impairment of foreclosed property of $2.0 million. Of these amounts, $0.6 million is included in write down and losses on assets and $1.4 million is included in loss from discontinued operations.
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $5.2 million as of December 31, 2003. There were no mortgage loans serviced for others as of December 31, 2004.
     At December 31, 2004 and 2003, CIB Marine had $2.8 million and $22.7 million, respectively in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.3 million and $0.1 million at December 31, 2004 and 2003, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock and which are not adequately secured by collateral other than the stock have been classified as receivables from sale of stock and recorded as contra-equity and are not included in this balance.
Credit Concentrations
     At December 31, 2004, CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity as compared to fifteen at December 31, 2003. The total outstanding commitments at December 31, 2004, including lines of credit not fully drawn, on this relationship were 33% of equity and 4% of total loans. The principal drawn and outstanding on this relationship was $30.8 million.
     At December 31, 2004, CIB Marine also had credit relationships within seven industries or industry groups with loans outstanding in excess of 25% of stockholders’ equity:

			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$221.8	30%	239%
Residential Real Estate Developers	108.8	15	117
Motel and Hotel	77.9	10	84
Manufacturing	57.3	8	62

			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in millions)
Retail Trade	37.1	5	40
Health Care Facilities	31.4	4	34
Nursing/Convalescent Homes	29.0	4	31
     Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$109,872	$65,122	$35,855
Charge-offs	(79,979)	(103,139)	(17,499)
Recoveries	8,554	2,043	1,134

Net loan charge-offs	(71,425)	(101,096)	(16,365)
Allowance related to loans acquired	—	—	122
Allowance for loans sold	(38,842)	—	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	5,000	—	—
Provision for loan losses — discontinued operations	8,239	95,340	26,436
Provision for loan losses — continuing operations	16,707	50,506	19,074

Balance at end of year	$29,551	$109,872	$65,122

Allowance for loan losses as a percentage of loans	3.96%	4.66%	2.41%

Director and Officer Loans
     Certain directors and principal officers of CIB Marine and its subsidiaries and companies with which they are affiliated, are customers of, and have banking transactions with, the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$60,489	$63,506
Balance adjustments (1)	(20,857)	12,919
New loans	56,063	48,772
Repayments	(85,185)	(64,708)
Sale of CIB — Chicago	(570)	—

Balance at end of year	$9,940	$60,489

(1)	Balance adjustments are primarily due to director and officer status changes in these reporting periods.
Note 5 — Premises and Equipment, net
     The major classes of premises and equipment and accumulated depreciation are summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Land	$1,925	$4,828
Buildings and improvements	10,523	18,989
Furniture and equipment	8,890	13,089
Computer equipment and software	12,161	14,585
Construction in progress	5	8

	33,504	51,499
Less: accumulated depreciation	(19,405)	(22,361)

	$14,099	$29,138

     Depreciation expense for 2004, 2003 and 2002 was $2.7 million, $2.9 million and $2.8 million, respectively for continuing operations and $0.9 million, $1.0 and $0.8 million, respectively for discontinued operations. Total rental expense for 2004, 2003 and

2002 was $1.6 million, $1.5 million and $1.2 million, respectively, for continuing operations and $0.7 million, $0.8 million and $0.6 million, respectively for discontinued operations.
     CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2014, and land under a noncancellable operating lease which expires in 2040. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004.

Amount
(Dollars in thousands)
2005	1,333
2006	1,224
2007	1,196
2008	913
2009	680
Thereafter	2,436

$7,782

Note 6 — Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill and other intangibles for the years ended December 31, 2004 and 2003 are as follows:

		Other Intangible Assets
			Customer
		Core Deposit	Base
	Goodwill	Intangibles	Intangibles	Total
	(Dollars in thousands)
Balance, December 31, 2002	$13,122	$1,354	$346	$1,700
Recorded during the year	—	—	831	831
Impairment loss (1)	(12,140)	—	(219)	(219)
Amortization expense (1)	—	(372)	(133)	(505)

Balance, December 31, 2003	$982	$982	$825	$1,807
Impairment loss (1)	—	—	(756)	(756)
Amortization expense (1)	—	(227)	(69)	(296)
Reduction of intangible assets due to sale of CIB — Chicago	—	(755)	—	(755)

Balance, December 31, 2004	$982	$—	$—	$—

(1)	Goodwill and Customer Base Intangibles amortization and impairment losses relate to CIB — Chicago, Commercial Finance and Mortgage Services, Inc. which were reclassified to Discontinued Operations in 2004 and are included in Discontinued Operations on the Consolidated Statements of Operations for all periods presented.
     Goodwill of $0.3 million, $2.2 million and $4.2 million at December 31, 2004, 2003 and 2002, respectively, related to MICR is included in assets of companies held for disposal. The 2004 customer base intangible impairment loss of $0.8 million related to MSI is included in discontinued operations in the statement of operations. Goodwill impairment losses of $1.9 million and $2.0 million related to MICR were recognized in 2004 and 2003, respectively, and are included in goodwill and other intangible assets impairment loss in the statement of operations. There were no impairment losses recognized in 2002.
     The gross carrying amount of intangible assets and accumulated amortization are as follows:

	December 31,
	2004			2003
	Gross		Net	Gross
	Carry	Accumulated	Carry	Carry	Accumulated	Net Carry
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Amortizing Intangible Assets:
Core deposit intangibles	$—	$—	$—	$3,959	$2,977	$982
Goodwill	—	—	—	—	—	—
Other identifiable intangibles	—	—	—	1,221	396	825
Mortgage servicing rights	—	—	—	19	19	—

Total amortizing intangible assets	$—	$—	—	$5,199	$3,392	1,807
Non-Amortizing Goodwill			982			982

Total intangible assets, net			$982			$2,789

     CIB Marine’s aggregate amortization expense was $0.3 million for the year ended December 31, 2004 and $0.5 million for both the years ended December 31, 2003 and 2002. As a result of its annual impairment analysis, CIB Marine determined that certain goodwill and other intangible assets became impaired in 2004 and 2003. Impairment losses totaling $2.7 million were recorded in 2004. During 2004, goodwill of $1.9 million associated with the acquisition of MICR was considered impaired and is included in goodwill impairment loss on the consolidated statement of operations. Additionally, $0.8 million of customer base intangibles associated with the acquisition of MSI was considered impaired and written off based upon disposition plans of that subsidiary and is included in discontinued operations. Impairment losses totaling $14.4 million, including the MICR impairment of $2.0 million, were recorded in 2003. During 2003, goodwill of $3.5 million associated with the acquisition of Commercial Finance was considered impaired and written off based upon disposition plans and the estimated fair value of that subsidiary. An additional $0.2 million of customer base intangible assets associated with Commercial Finance was considered impaired and written off in 2003. The entire amount of goodwill related to CIB — Chicago totaling $8.7 million was considered impaired due to its substantial operating losses in 2003 and was written off in full during 2003.
Note 7 — Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal is comprised of CIB Construction, MICR and MSI at December 31, 2004 and CIB Construction and MICR at December 31, 2003.
     Loss or income from discontinued operations, as shown on the consolidated statements of operations, is comprised of MSI and consolidated Hillside Investors, including CIB — Chicago, CIB Construction and Commercial Finance, for all periods presented.
     Banking regulations limit the holding period to five years, unless extended, for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted. Both MICR and CIB Construction are subject to this restriction.
Reconciliation of Assets/Liabilities of companies held for disposal

	December 31,
	2004	2003
	(Dollars in thousands)
Assets of companies held for disposal MICR	$2,706	$4,555
CIB Construction	13,697	28,964
MSI	1,429	N/A
Other (1)	(2,967)	(4,463)

Total assets of companies held for disposal	$14,865	$29,056

Liabilities of companies held for disposal
MICR	$864	$590
CIB Construction	10,222	28,459
MSI	2,360	N/A
Other (1)	(3,309)	(11,668)

Total liabilities of companies held for disposal	$10,137	$17,381

(1)	Includes mortgage banking assets/liabilities held by affiliates and elimination of intercompany transactions between subsidiaries and affiliates.

Reconciliation of Net Income from Discontinued Operations:

	Pretax
	income(loss)
	before
	gain/(loss) on
	sale of assets	Gain
	and other	(loss) on	Income tax
	income	sale of	expense	Other income	Net
	(expense)	assets	(benefit)	(expense)(1)	income/(loss)
	(Dollars in thousands)
2004
Commercial Finance	$(221)	$237	$—	$142	$158
MSI	(4,775)	(738)	(412)	871	(4,230)
CIB — Chicago	(4,471)	15,627	3,750	4,941	12,347
CIB Construction	3,646	—	676	957	3,927

Total	$(5,821)	$15,126	$4,014	$6,911	$12,202

2003
Commercial Finance	$(3,630)	$—	$165	$338	$(3,457)
MSI	1,216	—	2,656	5,609	4,169
CIB — Chicago	(96,195)	—	(7,221)	6,355	(82,619)
CIB Construction	(2,662)	—	946	(2,300)	(5,908)

Total	$(101,271)	$—	$(3,454)	$10,002	$(87,815)

2002
Commercial Finance	(120)	—	(18)	72	(30)
MSI	130	—	1,243	2,983	1,870
CIB — Chicago	10,511	—	5,131	4,786	10,166
CIB Construction	(922)	—	152	272	(802)

Total	$9,599	$—	$6,508	$8,113	$11,204

(1)	Includes impairment losses recorded by the parent, mortgage banking income/expense recognized by affiliates and elimination of intercompany transactions.
CIB Construction
     CIB Construction, a wholly owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. At December 31, 2002, the accounting requirements for classifications as held for sale and discontinued operations were not met. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Intercompany loan and cash balances and interest income and expense between consolidated CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The net income or loss associated with CIB Construction is included in discontinued operations for all periods presented.
     During 2004, Canron sold certain of its properties and substantially all of its equipment for $7.3 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine. In conjunction with the liquidation, Canron established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. During 2004, Canron recognized a $0.1 million recovery, which is included in discontinued operations, of prior periods provision for employee severance and retention costs. At December 31, 2004, Canron had an accrued severance liability of $0.3 million and, in accordance with Canadian law, had $0.2 million in a cash trust account for unpaid severance to hourly union employees.
     Pretax income for 2004 includes $1.5 million in gains on sales of certain properties and equipment and a $1.8 million gain on the settlement of subordinated debt. The current book value represents the estimated net liquidation value.
     The following table summarizes the composition of CIB Construction’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$881	$2,407
Accounts receivable	2,194	12,807
Inventories and contracts in progress	—	1,438
Other current assets	3,547	—

Current assets	6,622	16,652
Property and equipment, net	7,075	12,312

Total assets	$13,697	$28,964

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine and its affiliates	$2,700	$11,625
Income tax payable	2,311	1,074

	December 31,
	2004 (1)	2003 (1)
	(Dollars in thousands)
Other liabilities	5,211	13,623

Current liabilities	10,222	26,322
Loans payable to nonaffiliated banks	—	2,137

Total liabilities	10,222	28,459
Stockholder’s equity	3,475	505

Total liabilities and stockholder’s equity	$13,697	$28,964

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     The amounts reported in the consolidated balance sheets for assets and liabilities of companies held for disposal for CIB Construction reflect the elimination of intercompany loan and deposit balances.
MICR
     At December 31, 2004 and 2003, MICR had assets of $2.7 million and $4.6 million, respectively, and at December 31, 2004 and 2003, liabilities of $0.9 million and $0.6 million, respectively. During 2004 and 2003, impairment losses of $1.9 million and $2.0 million, respectively related to goodwill on MICR were recognized and included within noninterest expense. No impairment loss was recognized in 2002. Excluding impairment losses, MICR had pretax income of $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in continuing operations on the consolidated statement of operations.
Hillside Investors (includes CIB — Chicago)
     In November 2004, CIB Marine sold CIB — Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB — Chicago’s interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. In connection with the sale of CIB — Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine’s trust preferred securities. CIB Marine also agreed to indemnify the purchaser for any losses arising out of a breach of certain customary representations and warranties. No claims have been made by the purchaser related to this indemnification obligation. At the time of sale, CIB — Chicago operated 16 banking facilities in the Chicago metropolitan area and had approximately $1.2 billion in assets and $1.1 billion in deposits. The sale of CIB — Chicago reduced consolidated loan totals by $682.8 million, nonaccrual loans by $60.3 million and the allowance for loan losses by $38.1 million.
     CIB Marine used $23.6 million of the proceeds from the sale of CIB — Chicago to repay all indebtedness under CIB Marine’s revolving line of credit and injected $15.0 million of new capital into Central Illinois Bank. The balance of the proceeds is being utilized to help fund ongoing operations. The sale resulted in a pretax gain for financial statement purposes of approximately $15.6 million and is included in income (loss) from discontinued operations on the consolidated statement of operations. The Grand Cayman Islands branch banking facility of CIB — Chicago, which was established to accept Eurodollar deposits, was closed in conjunction with the sale of the bank.
MSI
     During the third quarter of 2004, CIB Marine sold to unrelated parties substantially all of the assets and operations of MSI. The sale of the operations was accomplished through two separate transactions and resulted in a combined net pretax loss of $0.7 million on the sales. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.
     The following table summarizes the composition of MSI’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$341	$12
Loans held for sale	53	148
Net Loans	—	202
Property and equipment, net	35	1,019
Other intangibles	—	825

	December 31,
	2004 (1)	2003
	(Dollars in thousands)
Income tax receivable	621	512
Other assets	379	254

Total assets	$1,429	$2,972

Liabilities and stockholder’s equity:
Loans payable to unaffiliated banks	$303	$—
Other liabilities	2,057	1,434

Total liabilities	2,360	1,434
Stockholder’s equity	(931)	1,538

Total liabilities and stockholder’s equity	$1,429	$2,972

(1)	Included in assets and liabilities of companies held for disposal in the consolidated balance sheet.
     During the first quarter of 2004, based on the expected market value of this subsidiary, management determined the value of the customer base intangibles, including $0.3 million of additional contingent consideration due under the original purchase agreement, was impaired and an impairment loss of $1.0 million was recognized. MIS’s operating results, the $1.0 million impairment loss and the $0.7 million loss from the sale of substantially all its assets and operations are presented as discontinued operations in CIB Marine’s consolidated statement of operations.
Commercial Finance
     In June 2004, CIB — Chicago sold substantially all of the business assets and the business of its factoring subsidiary, Commercial Finance to an unrelated party. The pretax gain on the sale of this operation was $0.2 million. Total assets were $10.9 million at the time of sale. This company was fully dissolved in November 2004. Commercial Finance’s operating results and the $0.2 million gain on sale are presented in discontinued operations in CIB Marine’s consolidated statement of operations.
Note 8 — Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2004	2003
	(Dollars in thousands)
Prepaid expenses	$1,266	$1,616
Accounts receivable	1,395	1,531
Fair value of derivatives	—	3,945
Trust preferred securities underwriting fee, net of amortization	1,445	1,500
Investment in trust common securities	2,481	2,310
Other investments	3,257	9,572
Deferred taxes	—	911
Income tax receivable	7,945	25,926
Other	90	402

	$17,879	$47,713

The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $2.1 million at December 31, 2004 and $5.7 million at December 31, 2003. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•	Interest in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of December 31, 2004 has invested $0.9 million. The carrying value of these investments was cost less other than temporary impairment which was estimated to be $0.8 million at both December 31, 2004 and 2003.

•	Interest in three limited partnerships which had a carrying value of $2.2 million at December 31, 2003, net of a $0.7 million impairment loss recognized in 2003. These interests were sold during the first quarter of 2004, and CIB Marine recognized a $0.2 million loss on the sale. The losses are included in write down and losses on assets in the consolidated statement of operations.

•	Investment in shares of the common stock of a closely held information services company, which represented less than a 5% interest in the company. During 2004, CIB Marine deemed this investment was impaired, and a impairment loss for the carrying amount of $0.5 million was recorded. At December 31, 2003, the carrying value of this investment, net of a $1.2 million impairment loss recognized in 2003 was $0.5 million. The impairment losses are included in write down and losses on assets in the consolidated statement of operations.

•	Investment in shares of the common stock of a non-publicly traded bank holding company, which represented less than a 5% interest in the company. In the third quarter of 2004, CIB Marine sold its investment in this company, and recognized a $0.01 million gain on the sale. The carrying amount of this investment at December 31, 2003 was $0.1 million.

•	Investment in shares of the common stock of a non-publicly traded manufacturer, which represented less than a 5% interest in the company. CIB Marine deemed its entire investment in this company was impaired, and a impairment loss for the carrying amount of $0.2 million was recorded during the second quarter of 2004. At December 31, 2003, the carrying value of this investment, net of a $0.1 million impairment loss recognized in 2003 was $0.2 million. The impairment losses are included in write down and losses on assets in the consolidated statement of operations.
Note 9 — Deposits
     The aggregate amount of time deposits of $100,000 or more at December 31, 2004 and 2003 were $248.5 million and $617.2 million, respectively. Included in time deposits are brokered deposits of $62.0 million or 5.3% of total deposits at December 31, 2004 and $183.0 million, or 6.5%, of total deposits at December 31, 2003.
     At December 31, 2004, the scheduled maturities of time deposits are as follows:

December 31, 2004
(Dollars in thousands)
2005	392,860
2006	146,291
2007	101,260
2008	38,266
2009	29,186
Thereafter	17,481

Total	$725,344

Note 10 — Short-Term Borrowings
     Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by US Treasury and Government Agency Securities.
     At December 31, 2003, CIB Marine had a $28.0 million revolving line of credit with an outstanding balance of $23.6 million with a nonaffiliated commercial bank. The line was collateralized by the common stock of all of its subsidiaries. In the fourth quarter of 2004, the line of credit was paid in full and the line is no longer available.
     CIB Marine’s factoring subsidiary had a $12.0 million revolving line of credit at December 31, 2003 with an outstanding balance of $7.2 million. This line of credit was paid off upon the sale of the factoring subsidiary in June 2004.
     In December 2003, CIB Marine, through one of its subsidiaries, acquired title to a commercial office building that was being converted into residential condominiums and was subject to a $26.7 million first mortgage held by a nonaffiliated financial institution. CIB Marine held the second position on the property. The asset was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. During 2003, CIB Marine charged-off $41.7 million of loans secured by the second position and recognized a $1.5 million impairment loss on the foreclosed property. The asset acquired was included in foreclosed properties at December 31, 2003 and had a balance of $25.2 million. Pursuant to the DIL Agreement, CIB Marine acquired the property subject to the first lien held by an outside financial institution (Lender) and assumed the borrower’s financial obligation relating to that first lien. The assumed financial obligation was reported as an outstanding non-recourse mortgage note payable at December 31, 2003 and had a balance of $26.7 million. Under the terms of the assumption, CIB Marine’s liability to the Lender for payment of the assumed obligation was limited to monies received through the liquidation of the acquired collateral. The amended mortgage note payable had an interest rate of 10% and a maturity date of October 1, 2004. The mortgage note payable was secured by the acquired property and any related leases and rents. In the second quarter of 2004, CIB Marine transferred its interest in the acquired property to the Lender in return for the satisfaction of the assumed mortgage note. The transfer of interest in the acquired property to the Lender in return for the satisfaction of the assumed mortgage note resulted in no gain or further loss.
     The following is a summary of short-term borrowings for each of the two years ended December 31:

	At Year end		For the Year
		Weighted-	Daily	Weighted-	Highest
		Average	Average	Average	Balances at
	Balance	Rate	Balances	Rate	Month End
	(Dollars in thousands)
2004
Federal funds purchased and securities sold under repurchase agreements	$13,269	1.67%	$24,034	1.40%	$44,506
Federal Home Loan Bank notes	—	—	435	1.68	2,500
Revolving lines of credit	—	—	25,033	5.19	31,726
Commercial paper	—	—	—	—	—
Treasury, tax and loan note	5,540	2.03	2,273	0.97	7,167
Mortgage note payable	—	—	9,542	7.34	27,134

Total short-term borrowings	$18,809	1.78%	$61,317	3.86%

2003
Federal funds purchased and securities sold under repurchase agreements	$21,967	1.09%	$163,228	1.22%	$225,663
Federal Home Loan Bank notes	—	—	9,974	1.91	75,000
Revolving lines of credit	30,848	3.75	32,773	3.59	36,576
Commercial paper	—	—	2,985	1.88	5,843
Treasury, tax and loan note	13,099	0.73	3,330	0.69	14,296
Mortgage note payable	26,687	10.00	73	10.00	26,687

Total short-term borrowings	$92,601	4.49%	$212,363	1.62%

     At December 31, 2004, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to those participated standby letters of credit was $5.0 million at December 31, 2004 and $25.0 million at December 31, 2003. CIB Marine recorded a loss of $4.5 million on these certain letters of credit in 2003. There were no losses recorded on these certain letters of credit in 2004.
     During the second half of 2003 and during 2004, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings and capital maintenance debt covenants and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits became available only after a waiver was obtained from the FDIC for some of the subsidiary banks and were restricted from use at CIB — Chicago. Brokered deposits were restricted by FDIC rules and regulations at the subsidiary banks which were defined as less than well capitalized due to either low levels of capital or the issuance of Cease and Desist Orders or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or roll over brokered deposits. The credit status of all of CIB Marine’s subsidiary banks was reduced, and as a result the subsidiary banks were restricted from daylight overdraft activity at their respective Federal Reserve Banks. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain CIB Marine bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity. In the fourth quarter of 2004, CIB Marine sold CIB — Chicago, and used a portion of the proceeds to payoff its revolving line of credit with a nonaffiliated bank. This line of credit is no longer available. Further, it is expected that the proceeds from this sale will allow CIB Marine to meet its short-term liquidity needs.
Note 11 — Long-Term Borrowings
     Long-term borrowings consist of borrowings having an original maturity of greater than one year.
FHLB
     The following table presents information regarding amounts payable to the FHLB of Chicago. All of the borrowings shown in the following table are fixed rate borrowings.

						Callable
						Quarterly
					Scheduled	@ Par
	December 31,				Maturity	After
	2004		2003
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
	$—	—%	$3,500	5.12%	05/01/04	N/A
	—	—	5,000	5.12	05/01/04	N/A
	3,250	4.95	3,250	4.95	01/16/08	01/16/01
	—	—	2,500	4.95	01/16/08	01/16/01
	2,000	4.95	2,000	4.95	01/16/08	01/16/01
	2,000	5.09	2,000	5.09	02/20/08	02/20/01
	—	—	23,997	7.07	06/30/08	N/A

	$7,250	4.99%	$42,247	6.20%

Fair value hedge basis adjustment:	—		4,029

Total	$7,250		$46,276

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from 60% loan to value for 1-4 Family Loans (held for sale) to 95% on US Treasury and Agency Obligation securities. At December 31, 2004 and 2003, CIB Marine had assets pledged as part of a collateral arrangement with the Chicago FHLB valued at $32.1 million and $59.9 million, respectively. These assets consisted of securities with a market value of $34.7 million and $53.8 million at December 31, 2004 and 2003, respectively, and 1-4 family residential mortgages with balances outstanding of $17.7 million at December 31, 2003.
     On February 25, 2000, CIB Marine’s bank subsidiary, CIB — Chicago, assumed a $25.0 million FHLB of Chicago advance due June 30, 2008, with a net cost, including premium, of 7.07%. The premium amount of $1.7 million was being amortized to interest expense over the life of the borrowing. The unamortized balance related to this premium was $1.0 million and $1.2 million as of December 31, 2003 and 2002, respectively. Simultaneously with this advance, CIB — Chicago entered into an interest rate swap with the FHLB of Chicago with a $25.0 million notional value and maturing on June 30, 2008, whereby CIB — Chicago pays a variable rate of interest at the 1-month LIBOR rate and earns a fixed rate of interest at 7.08% in order to hedge the interest rate risk on the related debt. As of December 31, 2003 and 2002, the fair market value of the swap was approximately $4.0 million and $5.1 million, respectively. The net cash received from the hedging relationship for the years ended December 31, 2003 and 2002, was approximately $1.5 million and $1.3 million, respectively. On November 30, 2004, CIB Marine sold CIB — Chicago and this borrowing and the interest rate swap were assumed by the purchaser.
     In 2004, the Federal Reserve Bank began requiring three of CIB Marine’s bank subsidiaries to pledge securities in order to have access to the Fed Discount window as a result of the deterioration in the financial condition of CIB Marine and these subsidiary banks.
Junior Subordinated Debentures
     CIB Marine had the following junior subordinated debentures outstanding at December 31, 2004 and 2003:

	December 31,			Interest		Callable
	2004	2003	Issue Date	Rate	Maturity Date	After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	$10,310	03/23/00	10.88%	03/08/30	03/08/10
CIB Statutory Trust III	15,464	15,464	09/07/00	10.60	09/07/30	09/07/10
CIB Statutory Trust IV	15,464	15,464	02/22/01	10.20	02/22/31	02/22/11
CIB Statutory Trust V	20,619	20,619	09/27/02	Variable (1)	09/27/32	09/30/07

Total junior subordinated debentures	$61,857	$61,857

(1)	Three-month LIBOR + 3.40% adjusted quarterly.
     CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the debentures. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital, subject to regulatory limitations.
     On March 1, 2005, the Federal Reserve Board adopted a final rule allowing the continued limited inclusion of trust preferred securities in the Tier 1 equity capital. The ruling restricted the total Tier 1 capital elements, including trust preferred securities, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2004, CIB Marine included approximately $31.0 million of trust preferred securities in total Tier 1 capital. In connection with the sale of CIB — Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine’s trust preferred securities.
Note 12 — Other Liabilities

	December 31,
	2004	2003
	(Dollars in thousands)
Accounts payable	$344	$4,328
Accrual for unfunded commitments and standby letters of credit	725	15,747
Accrued real estate taxes	190	2,680
Accrued compensation and employee benefits	1,169	2,483
Accrued professional fees	1,546	1,449
Accrued other expenses	1,138	850
Fair value of derivatives	—	294
Other liabilities	719	1,151

	$5,831	$28,982

Changes in the accrual for unfunded standby letters of credit are as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$15,747	$1,000	$—
Transfer to allowance for loan losses for funded standby letters of credit	(5,000)	—	—
Charge-offs	(6,255)	—	—
Provision for losses on unfunded commitments and standby letters of credit:
Continuing Operations	725	—	—
Discontinued Operations	(1,900)	14,747	1,000
Reduction of accrual for unfunded loan commitments and standby letters of credit losses due to sale of CIB — Chicago	(2,592)	—	—

Balance at end of year	$725	$15,747	$1,000

Note 13 — Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. Prior to the issuance of the December 31, 2003 consolidated financial statements certain of these loans were repaid and, therefore, are classified as loans within these consolidated financial statements. The amount of such repaid loans was $1.0 million in 2001, $0.5 million in 2002, $1.5 million in 2003, and $0.6 million in 2004 prior to the issuance of the December 31, 2003 consolidated financial statements. The balances of loans classified as receivables from sale of stock totaled $0.9 million and $5.2 million as of December 31, 2004 and 2003, respectively. Interest earned on these loans was $0.2 million in 2004, $0.3 million in 2003 and $0.5 million in 2002 and is included in interest and dividend income-loans and discontinued operations as appropriate.

Treasury Stock
     Certain subsidiary banks of the Company acquired CIB Marine stock through collection efforts when the borrowers defaulted on loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses. During 2004 and 2003, CIB Marine acquired 137,002 and 86,611 shares at a cost of $0.6 million and $2.2 million, respectively. In conjunction with the sale of CIB — Chicago, CIB Marine sold 210,950 shares with a book value of $2.6 million and recorded a $1.8 million reduction in its retained earnings. Treasury Stock was $0.2 million and $2.2 million at December 31, 2004 and 2003, respectively.
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
     At December 31, 2004, pursuant to FDIC regulations in 12 C.F.R. Part 325 Marine FSB was classified as well capitalized and Central Illinois Bank, Marine — Wisconsin, CIB — Indiana and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at December 31, 2004, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
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
     Pursuant to the Memorandum, CIB — Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, CIB — Chicago agreed to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. In the event such ratio was less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank’s capital accounts. Also, unless prior written consent was received from the regulators, CIB — Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends. The Memorandum was superseded by a Cease and Desist Order.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank and CIB — Chicago, Central Illinois Bank, Marine — Wisconsin and CIB — Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. See Note 24 — Subsequent Events for further information. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage Capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. These restrictions are in force until such Orders and Agreements are terminated. In the event the capital ratio at any calendar quarter end with respect to each such bank is less than required under the Orders and Agreement, the bank is required within 90 days to increase its capital ratio as of the end of that preceding quarterly period to the minimum stated in the Orders and Agreement. Failure to comply with the Orders or Agreements could have a material adverse effect on CIB Marine and its operations. As of December 31, 2003, CIB — Chicago had capital below the 8% minimum, and during 2004, Central Illinois Bank fell below the 8% minimum. In the fourth quarter of 2004, CIB — Chicago was sold and a portion of the proceeds were used by CIB Marine to add capital into Central Illinois Bank, allowing it to meet the regulatory requirement. As of December 31, 2003, CIB Marine’s total capital to risk weighted assets ratio was below the 8% minimum required to be adequately capitalized. As of December 31, 2004, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Orders and Agreements.
     The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2004
Total capital to risk weighted assets CIB Marine Bancshares, Inc.	$164,532	17.47%	$75,363	8.00%	$94,204
Central Illinois Bank	62,536	13.67	36,607	8.00	45,759	10.00%
Marine — Wisconsin	25,085	12.26	16,374	8.00	20,468	10.00
CIB — Indiana	12,372	13.61	7,274	8.00	9,093	10.00
Marine FSB	10,215	17.50	4,671	8.00	5,839	10.00
Citrus Bank	20,383	18.73	8,706	8.00	10,882	10.00
Tier 1 capital to risk weighted assets CIB Marine Bancshares, Inc.	$123,501	13.11%	$37,682	4.00%	$56,522
Central Illinois Bank	56,702	12.39	18,304	4.00	27,455	6.00%
Marine — Wisconsin	22,455	10.97	8,187	4.00	12,281	6.00
CIB — Indiana	11,220	12.34	3,637	4.00	5,456	6.00
Marine FSB	9,482	16.24	2,335	4.00	3,503	6.00
Citrus Bank	19,007	17.47	4,353	4.00	6,529	6.00
Tier 1 leverage to average assets CIB Marine Bancshares, Inc.	$123,501	5.63%	$87,793	4.00%	$109,741
Central Illinois Bank	56,702	8.39	27,018	4.00	33,772	5.00%
Marine — Wisconsin	22,455	7.78	11,544	4.00	14,430	5.00
CIB — Indiana	11,220	8.85	5,071	4.00	6,338	5.00
Marine FSB	9,482	10.83	3,502	4.00	4,377	5.00
Citrus Bank	19,007	10.42	7,294	4.00	9,118	5.00

December 31, 2003
Total capital to risk weighted assets CIB Marine Bancshares, Inc.	$196,814	7.19%	$218,964	8.00%	$273,705
Central Illinois Bank	68,880	9.50	58,033	8.00	72,542	10.00%
CIB — Chicago	71,551	5.31	107,822	8.00	134,777	10.00
Marine — Wisconsin	28,039	8.90	25,212	8.00	31,515	10.00
CIB — Indiana	15,718	10.80	11,647	8.00	14,559	10.00
Marine FSB	9,896	12.86	6,157	8.00	7,697	10.00
Citrus Bank (1)	20,585	14.91	11,047	8.00	13,808	10.00
Tier 1 capital to risk weighted assets CIB Marine Bancshares, Inc.	$137,558	5.03%	$109,482	4.00%	$164,223
Central Illinois Bank	59,565	8.21	29,017	4.00	43,525	6.00%
CIB — Chicago	54,033	4.01	53,911	4.00	80,866	6.00
Marine — Wisconsin	24,022	7.62	12,606	4.00	18,909	6.00
CIB — Indiana	13,854	9.52	5,823	4.00	8,735	6.00
Marine FSB	8,931	11.60	3,079	4.00	4,618	6.00
Citrus Bank	18,839	13.64	5,523	4.00	8,285	6.00
Tier 1 leverage to average assets CIB Marine Bancshares, Inc.	$137,558	4.23%	$130,105	4.00%	$162,631
Central Illinois Bank	59,565	6.48	36,741	4.00	45,926	5.00%
CIB — Chicago	54,033	3.56	60,713	4.00	75,892	5.00
Marine — Wisconsin	24,022	6.31	15,233	4.00	19,041	5.00
CIB — Indiana	13,854	8.45	6,560	4.00	8,200	5.00
Marine FSB	8,931	9.07	3,938	4.00	4,923	5.00
Citrus Bank	18,839	9.25	8,148	4.00	10,185	5.00

(1)	Subsequent to December 31, 2003, the OCC required Citrus Bank to maintain total capital of at least 14%.

     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In the first quarter of 2004, based on unadjusted retained earnings, CIB Marine received a $4.0 million dividend payment from one of its subsidiary banks. At December 31, 2004, there were no retained earnings of the banking subsidiaries available for the payment of dividends to CIB Marine. Pursuant to the Orders and Agreements, and throughout such time as the Orders and Agreements remain in effect, these subsidiary banks may not pay a dividend to CIB Marine and CIB Marine cannot declare or pay dividends without first obtaining the consent of the regulators. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine, subject to its agreement with the Federal Reserve Board, is also not permitted to pay a dividend without advance approval from the Federal Reserve Board.
Federal Deposit Insurance
     As FDIC-insured institutions, each of CIB Marine’s subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a premium rate schedule, which provides for an assessment range of 0% to 0.27% of domestic deposits, depending on the capital category and supervisory category to which it is assigned. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC is also authorized to terminate an institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for CIB Marine’s banks would have a material adverse effect on CIB Marine. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. As of December 31, 2004, the assessment rate for Central Illinois Bank and Marine — Wisconsin was 0.10%, CIB — Indiana was 0.03% and the other banks were 0%. The quarterly debt service assessment rate was 0.0146%.
Note 14 — Other Expense
     Other expense consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Payroll and other processing charges	$133	$133	$93
Correspondent bank charges	372	384	411
Advertising/marketing	691	658	688
Amortization of goodwill and other intangibles	—	—	9
Communications	1,182	1,405	1,274
Supplies and printing	421	444	442
Shipping and handling	807	707	665
Collection expense	221	103	474
FDIC and state assessment	1,634	492	435
Recording and filing fees	116	98	97
Foreclosed property	111	408	62
Other expense	2,705	2,589	2,604

Total other expense	$8,393	$7,421	$7,254

Note 15 — Earnings (Loss) Per Share
     The following provides a reconciliation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(29,549)	$(49,833)	$(2,397)

Weighted average shares outstanding:
Basic	18,245,884	18,286,550	18,167,379
Effect of dilutive stock options outstanding	—	—	380,136

Diluted	18,245,884	18,286,550	18,547,515

Per share loss:
Basic	$(1.62)	$(2.73)	$(0.13)
Effect of dilutive stock options outstanding	—	—	—

Diluted	$(1.62)	$(2.73)	$(0.13)

Note 16 — Financial Instruments with Off-Balance Sheet Risk
     The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	December 31,
	2004	2003
	(Dollars in thousands)
Commitments to extend credit	$192,571	$469,664
Commitments to extend mortgage loans to be held for sale	—	67,697
Standby letters of credit	11,626	98,733
Interest rate swaps	20,930	76,100
Forward loan sale agreements	—	82,892
     CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.
     Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at December 31, 2004, is approximately $11.6 million with a weighted average term of approximately 10 months. CIB Marine has accrued liabilities of $0.7 million and $15.7 million for probable losses related to standby letters of credit at December 31, 2004 and 2003, respectively. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate.
     CIB Marine has no derivative financial instruments held or issued for trading purposes. The derivative financial instruments with which CIB Marine is involved are utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities and are predominately comprised of interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2004.

     CIB Marine had $15.0 million notional value of receive fixed/pay floating interest rate swaps outstanding as of December 31, 2004 used to hedge fixed rate deposits with matching interest payment frequencies, maturities, option features and amounts. As of December 31, 2004, these swaps did not receive Fair Value Hedge accounting treatment under SFAS 133. CIB Marine had $6.0 million notional value of pay fixed/receive floating interest rate swaps outstanding as of December 31, 2004 used to hedge fixed rate loans. These swaps are accounted for as Fair Value Hedges under SFAS 133 as of December 31, 2004. Market value changes during the period of the interest rate swaps and the hedge assets are reflected in other noninterest income in the statement of operations.
     At December 31, 2003, CIB Marine had $82.9 million in forward sale agreements outstanding with a fair market value of approximately ($0.2) million, and $67.7 million outstanding in commitments to extend mortgage loans with interest rate locks, with a fair market value of approximately $0.2 million. Market value changes during the period are reflected in noninterest income in the statement of operations. There were no forward sale agreements at December 31, 2004.
     The fair value of derivatives that fail to qualify as a hedge and the ineffective position of derivatives that do qualify as a hedge is charged to other expense or credited to other income in the period of the change in fair value. Such amounts charged to income (expense) in 2004, 2003 and 2002 were $(0.02) million, $0.05 million, ($0.07) million, respectively.
Note 17 — Commitments and Contingencies
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
     In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine and “Central Illinois Bancorp,

Inc.” in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine’s and Central Illinois Bancorp, Inc.’s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff in connection with his employment. In March 2005, Plaintiff amended his complaint to add the former President and CEO of CIB Marine as a defendant based upon claims of alleged fraudulent concealment. (Claims filed in the action against KPMG LLP and a now retired partner of KPMG were voluntarily dismissed by the Plaintiff.) CIB Marine filed a motion to dismiss several of Plaintiff’s claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion was denied. All discovery has been stayed in this action by an order of the federal court in the Dennis Lewis case described later in this section, with the result that this suit is currently dormant. Plaintiff has filed a motion in the Lewis case to vacate the discovery stay in this case. No date has been set for a ruling on that motion, which CIB Marine and the other defendants in the Lewis case opposed. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.
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

CIB – Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB – Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. During 2003, CIB Marine charged-off $41.7 million of the loan to its allowance for loan losses with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB – Chicago commenced litigation in the United States District Court for the Northern District Court for the Northern District of Illinois, Eastern Division, against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB – Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB – Chicago. In April 2005, the United States District Court dismissed the RICO claim and, as a result, lacked jurisdiction over the state law claims. In April 2005, CIB Marine commenced a CIB Marne commenced an action in the Circuit Court of Cook County, Illinois, against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB – Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.
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
Note 18 — Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2004, options to purchase 844,399 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.
     The following table shows activity relating to stock options.

			Weighted
	Number of	Range of Option	Average
	Shares	Prices per Share	Exercise Price
Shares under option at December 31, 2001	1,657,643	$4.95-22.89	$15.81
Granted	21,099	23.22-25.08	24.30
Lapsed or surrendered	(51,773)	10.87-22.89	18.93
Exercised	(93,718)	4.95-18.40	8.50

Shares under option at December 31, 2002	1,533,251	$4.95-25.08	$16.27

Granted	—	—	—
Lapsed or surrendered	(59,201)	13.07-23.22	17.78
Exercised	(34,200)	4.95-13.07	5.89

Shares under option at December 31, 2003	1,439,850	$8.50-25.08	$16.45

Granted	—	—	—
Lapsed or surrendered	(648,519)	8.50-25.08	16.58
Exercised	—	—	—

Shares under option at December 31, 2004	791,331	$8.50-23.66	$16.35

Share exercisable at December 31, 2004	703,005	$8.50-23.66	$15.72

     The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
	Shares	Remaining	Average	Shares	Average
Range of Option	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/04	Life (Years)	Price	at 12/31/04	Prices

$8.50 — 10.03	46,500	—	$8.50	46,500	$8.50
10.03 — 12.54	40,650	1.3	10.87	40,650	10.87
12.54 — 15.05	225,450	3.1	13.11	225,450	13.11
15.05 — 17.56	161,400	4.5	16.19	161,400	16.19
17.56 — 20.06	164,563	5.6	18.43	134,345	18.43
20.06 — 22.57	2,038	6.7	22.07	1,222	22.07
22.57 — 23.66	150,730	6.9	22.92	93,438	22.91

$8.50 — 23.66	791,331	4.4	$16.35	703,005	$15.72

Note 19 — Other Benefit Plans
     CIB Marine provides a defined contribution 401(k) plan to all employees of CIB Marine and its subsidiaries who have attained age 18. Employees enter the plan on the first entrance date after their start date. Entrance dates are January 1 and July 1 of each year. The plan permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Participants age 50 or older are allowed to make a stated amount of additional contributions on a tax deferred basis as permitted by law. In calendar year 2002, CIB Marine did not match employee contributions. In 2003, CIB Marine matched employee contribution up to 1% of compensation. During the first quarter of 2004, CIB Marine suspended the matching contribution. In 2005, CIB Marine reinstated and increased the matching contribution up to 3% of compensation. The total expenses incurred for employer matching contributions to the plan were $0.1 million in 2004, $0.3 million in 2003, and $0.0 million in 2002. All administrative costs to maintain the plan are paid by the plan.

     CIB Marine has an employee stock ownership plan for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2004, the plan held 205,836 shares of common stock, all of which have been allocated to participants. In the first quarter of 2004, CIB Marine suspended contributions to the ESOP and does not currently have any plan to reinstate such contributions. CIB Marine made contributions in 2004, 2003 and 2002 of $0.0 million, $0.4 million and $0.6 million, respectively. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.
Note 20 — Income Taxes
     The provision for income taxes (benefits) on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$(5,381)	$(8,716)	$928
State	(370)	(90)	424
Deferred (benefit)	911	11,105	(5,112)

	$(4,840)	$2,299	$(3,760)

     A reconciliation of the income tax provision (benefit) and income taxes from continuing operations, which would have been provided by applying the federal statutory rate of 35%, is as follows:

	For the Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Income tax benefit at statutory tax rate	$(12,036)	(35.0)%	$(16,637)	(35.0)%	$(2,155)	(35.0)%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax effect	(2,845)	(8.3)	(4,061)	(8.6)	(999)	(16.2)
Tax exempt interest	(650)	(1.9)	(778)	(1.6)	(764)	(12.4)
Affordable housing credits	(360)	(1.0)	(339)	(0.7)	(268)	(4.4)
Valuation allowance	9,328	27.1	23,247	48.9	394	6.4
Other, net	1,723	5.0	867	1.8	32	0.5

	$(4,840)	(14.1)%	$2,299	4.8%	$(3,760)	(61.1)%

     The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets reported in other assets in the accompanying consolidated balance sheets are as follows:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Loss carryforwards	$48,406	$5,306	$932
Tax credit carryforwards	1,457	1,550	—
Allowance for loan losses	11,698	41,042	24,215
Non-cash compensation	133	352	317
Deferred loan fees and other	—	—	36
Goodwill and intangible assets	1,609	4,285	—
Allowance for unfunded loan commitments	291	5,728	359
Net unrealized loss in securities available for sale	252	—	—
Other securities	63	—	—
Other real estate owned	455	1,035	—
Other	939	569	194

Deferred tax assets before valuation allowance	65,303	59,867	26,053
Valuation allowance	(64,074)	(48,796)	(921)

Net deferred tax assets	1,229	11,071	25,132

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Deferred tax liabilities:
Net unrealized gain in securities available for sale	$—	$798	$2,849
Goodwill and intangible assets	—	—	275
Deferred loan fees and other	102	19	—
Fixed assets	613	1,242	875
REIT Income	—	7,511	11,266
Other securities	—	393	166
Other	514	197	296

Total deferred tax liabilities	1,229	10,160	15,727

Net deferred tax assets	$—	$911	$9,405

     The change in the net deferred tax assets as reported in other assets in the accompanying consolidated balance sheets is as follows:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Deferred tax benefits (expenses) included in continuing operations provision	$(911)	$(11,105)	$5,112
Purchase accounting deferred tax adjustments	—	—	48
Change in net deferred tax of discontinued operations (not in held for sale/disposal in prior years)	—	(150)	5,185
Reverse change in net deferred tax of company held for disposal (not in discontinued operations)	—	(88)	47
Deferred tax included in other comprehensive income	1,050	2,051	(72)
Valuation allowance against deferred tax in other comprehensive income	(1,050)	798	—

Total increase (decrease) in net deferred tax assets	$(911)	$(8,494)	$10,320

     With respect to continuing and discontinued operations, there were U.S. federal net operating loss, capital loss and charitable contribution carryforwards of approximately $128.5 million and $21.6 million at December 31, 2004 and 2003, respectively, and state net operating loss, capital loss and charitable contribution carryforwards of approximately $221.0 million and $101.2 million at December 31, 2004 and 2003, respectively. In 2004, the sale of CIB — Chicago resulted in a capital loss of $73.2 million. The net operating loss carryforwards will expire in varying amounts between 2007 and 2024. $13.5 million of the U.S. federal and $22.4 million of the state net operating loss carryforwards were acquired in connection with the Canron acquisition. Canron had total U.S. federal loss carryforwards of $15.5 million and $13.4 million at December 31, 2004 and 2003, respectively, and state loss carryforwards of $27.0 million and $31.6 million at December 31, 2004 and 2003, respectively. Included in the approximately $128.5 million of carryforwards at December 31, 2004 are $76.6 million of capital loss carryforwards, of which $2.1 million is attributable to Canron. The capital loss carryforwards expire in 2008 and 2009. Excluded from the approximately $128.5 million of carryforwards at December 31, 2004 are U.S. federal net operating loss carryforwards of $36.1 million, state net operating loss carryforwards of $27.3 million and capital loss carryforwards of $2.5 million which were allocated to sold subsidiaries and are no longer available to the company.
     CIB Marine had Alternative Minimum Tax (“AMT”) credit carryforwards of $0.7 million and $1.0 million in 2004 and 2003, respectively. $0.1 million of the AMT credit carryforward was acquired in connection with the Canron acquisition. There were also $1.0 million and $0.7 million of General Business Credit carryforwards in 2004 and 2003, respectively, which will expire in varying amounts between 2007 and 2009. Excluded from the above, are AMT credit carryforwards of $0.5 million and General Business Credit carryforwards of $0.3 million were allocated to sold subsidiaries and are no longer available to the company.
     Realization of the net deferred tax assets over time is dependent upon the existence of taxable income in carryback periods or CIB Marine generating sufficient taxable earnings in future periods. In determining whether the realization of the net deferred tax asset was more likely than not, CIB Marine gave consideration to a number of factors including its recent earnings history, its expectations for earnings in the future, including tax planning strategies and, where applicable, the expiration dates associated with tax carryforwards.
     Due to the significant losses in 2004 and the expectation of additional losses in 2005 and 2006, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2004 will be realized in their entirety. As of December 31, 2004, no U.S. federal or state loss carryback potential remains. Therefore, a valuation allowance has been provided by way of a charge to federal and state tax expense to reduce the net U.S. federal and state deferred tax asset to zero.
     In 2002 through 2004, valuation allowances have been established against state deferred tax assets for those entities which have state net operating loss carryforwards in which management believes that it is not more likely than not that the state deferred tax assets will be realized.

     The net deferred tax asset comprised primarily of net operating loss carryforwards before valuation allowance of companies held for disposal as of December 31, 2004 and 2003 was $8.8 million and $8.2 million, respectively. Management does not believe that it is more likely than not that these net deferred assets will be realized in their entirety. Therefore, valuation allowances have been set up against these net deferred tax assets in the amount of $8.7 million and $8.2 million for 2004 and 2003, respectively.
     Like many financial institutions with banking operations in Wisconsin, CIB Marine’s Wisconsin bank subsidiary is under audit by the Wisconsin Department of Revenue (“WDOR”) relative to its Nevada investment subsidiary. CIB Marine believes it complied with Wisconsin law and that it is not liable for any taxes or interest that the WDOR may claim. At December 31, 2004, CIB Marine has an accrued liability including interest of $0.1 million. CIB Marine has not made a decision as to whether it will contest the matter or settle with the WDOR, however, CIB Marine does not expect resolution of this matter to have a material effect on its consolidated financial position, results of operations or cash flows beyond the amounts accrued.
Note 21 — Fair Value of Financial Instruments
     The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).

	December 31, 2004
	Carrying	Estimated Fair
	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$233,935	$233,935
Securities available for sale	379,024	379,024
Loans, net	717,064	719,981
Accrued interest receivable	5,122	5,122
Financial liabilities:
Deposit liabilities	1,178,488	1,180,687
Short-term borrowings	18,809	18,809
Long-term borrowings	7,250	7,734
Junior subordinated debentures	61,857	66,780
Accrued interest payable	10,644	10,644

	December 31, 2004
	Contractual
	or Notional	Carrying	Estimated
	Amount	Amount	Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$192,571	$—	$—
Standby letters of credit	11,626	(800)	(800)
Interest rate swap agreements	20,930	(13)	(13)
     An accrued liability for probable losses on unfunded commitments to extend credit and standby letters of credit totaled $0.7 million at December 31, 2004.

	December 31, 2003
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$119,804	$119,804
Loans held for sale	16,735	16,735
Securities available for sale	637,356	637,356
Loans, net	2,250,169	2,273,718
Accrued interest receivable	12,762	12,762
Financial liabilities:
Deposit liabilities	2,821,218	2,848,210
Short-term borrowings	92,601	92,601
Long-term borrowings	46,276	47,401
Junior subordinated debentures	61,857	67,871
Accrued interest payable	9,399	9,399

	December 31, 2003
	Contractual
	Or Notional	Carrying	Estimated
	Amount	Amount	Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$469,664	$—	$—
Commitments to extend mortgage loans to be held for sale	67,697	239	239
Standby letters of credit	98,733	(16,009)	(16,009)
Interest rate swap agreements	76,100	3,568	3,568
Forward sale agreements	82,892	(156)	(156)
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
     While these estimated fair value amounts are designed to represent estimates of the amounts at which these instruments could be exchanged in a current transaction between willing parties, it is CIB Marine’s intent to hold most of its financial instruments to maturity. Therefore, it is not probable that the fair values shown will be realized in a current transaction.
     The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) is not reflected. The value of this item is significant.
     Because of the wide range of valuation techniques and the numerous estimates that must be made, it may be difficult to make reasonable comparisons of CIB Marine’s fair value to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties the aggregate fair value should in no way be construed as representative of the underlying value of CIB Marine.
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
     Available for Sale Securities
     The estimated fair values of securities by type are provided in the securities available for sale note to the consolidated financial statements. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or carrying values.
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
     Long-term Borrowings
     The carrying value of long-term borrowings payable within 3 months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than 3 months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, long-term borrowings are those borrowings with stated final maturity of more than one year, including Federal Home Loan Bank advances with stated final maturity of more than one year. Notwithstanding their stated final maturity of more than one year, junior subordinated debentures are excluded from long-term borrowings.
     Junior Subordinated Debentures
     The estimated fair value of junior subordinated debentures is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt.
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
     The fair value of letters of credit and unused and open ended lines of credit have been estimated based on the equivalent fees, net of expenses, that are or would be charged for comparable transactions. The carrying value of standby letters of credit represents the unearned fees charged for those commitments.
     The fair value of forward sale agreements represents the fair value of conditional forward contracts entered into to sell mortgage loans, and is related to CIB Marine’s mortgage banking activities. The fair value is based upon quoted market prices, when available. If a quoted market price is not available, fair value is based upon an estimate of the fair value of the forward rate agreement given current interest rates for contracts with similar notional value, and underlying assets.

Note 22 — Parent Company Financial Statements
     The condensed financial statements of the parent company only, are presented as follows:
Condensed Balance Sheets

	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$27,533	$1,341
Investments in subsidiaries	121,070	184,203
Loans to subsidiaries	3,424	8,561
Premises and equipment, net	1,471	1,802
Investment in subsidiaries held for disposal	4,385	—
Foreclosed properties	888	1,438
Other investments	3,269	6,120
Other assets	3,602	2,317

Total assets	$165,642	$205,782

Liabilities
Short-term borrowings	$—	$23,595
Accrued interest payable	7,489	1,850
Accrued income taxes	292	2,096
Junior subordinated debentures	61,857	61,857
Other liabilities	3,112	7,861

Total liabilities	72,750	97,259
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Retained earnings (deficit)	(81,867)	(62,759)
Accumulated other comprehensive income, net	(642)	2,184
Receivables from sale of stock	(946)	(5,208)
Treasury stock at cost, 12,663 and 86,611 respectively	(162)	(2,203)

Total stockholders’ equity	92,892	108,523

Total liabilities and stockholders’ equity	$165,642	$205,782

Condensed Statements of Operations

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Interest and Dividend Income
Dividends from subsidiaries	$7,200	$22,250	$1,300
Loan interest from subsidiaries	320	298	258
Other	—	—	—

Total interest and dividend income	7,520	22,548	1,558
Interest Expense
Short-term borrowings	1,170	965	922
Junior subordinated debentures	5,710	5,198	4,523

Total interest expense	6,880	6,163	5,445

Net interest income (loss)	640	16,385	(3,887)
Provision for credit losses	—	—	800

Net interest income (loss) after provision for credit losses	640	16,385	(4,687)
Noninterest income
Equity in undistributed earnings (loss) of subsidiaries	(24,597)	(144,093)	13,952
Fees from subsidiaries	11,660	11,267	8,915
Gain on sale of subsidiaries	14,889	—	—
Other income	120	2,884	317

Total noninterest income (loss)	2,072	(129,942)	23,184
Noninterest expense
Compensation and employee benefits	12,240	12,570	10,421
Equipment	1,079	678	443
Occupancy and premises	815	827	1,043
Professional services	3,817	769	454
Write down and losses on assets	1,075	2,406	—
Other	1,964	2,323	1,918

Total noninterest expense	20,990	19,573	14,279

Income (loss) before income taxes	(18,278)	(133,130)	4,218
Income tax expense (benefit)	(931)	4,518	(4,589)

Net income (loss)	$(17,347)	$(137,648)	$8,807

Condensed Statement of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(17,347)	$(137,648)	$8,807
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiaries	24,597	144,093	(13,952)
Depreciation and amortization	623	454	260
Provision for credit losses	—	—	800
Deferred tax expense (benefit)	(6,244)	6,570	(77)
Write down and losses on assets	1,075	2,406	—
Gain on sale of subsidiaries	(14,889)	—	—
Loss on sale of other assets	—	2	—
Increase in interest receivable and other assets	(1,877)	(3,107)	(1,460)
Increase (decrease) in interest payable and other liabilities	5,330	4,880	(1,693)

Net cash provided by (used in) operating activities	(8,732)	17,650	(7,315)
Cash Flows from Investing Activities:
Decrease (increase) in investment in limited partnerships and other investments	3,022	899	(301)
Net (increase) decrease in loans	5,137	(3,008)	8,537
Net increase in investment in subsidiaries	(19,350)	(23,081)	(37,258)
Dividends received from subsidiaries	7,200	22,250	1,300
Capital expenditures	(236)	(1,080)	(646)
Increase in investment in subsidiaries held for disposal	(4,384)	—	—
Sale of subsidiaries, net of cash	68,891	—	—

Net cash provided by (used in) investing activities	60,280	(4,020)	(28,368)
Cash Flows from Financing Activities:
Proceeds from issuance of junior subordinated debt	—	—	19,550
Proceeds from issuance of common stock	—	—	7,436
Proceeds from stock options exercised	—	414	1,310
Sale of treasury stock (1)	(1,761)	—	—
Net increase (decrease) in short-term borrowings	(23,595)	(13,216)	7,149

Net cash (used in) provided by financing activities	(25,356)	(12,802)	35,445

Net increase (decrease) in cash and cash equivalents	26,192	828	(238)
Cash and cash equivalents, beginning of year	1,341	513	751

Cash and cash equivalents, end of year	$27,533	$1,341	$513

(1)	Treasury stock sold in conjunction with the sale of CIB-Chicago.

Note 23 — Quarterly Consolidated Financial Information (Unaudited)

	First		Third	Fourth
	Quarter	Second Quarter	Quarter	Quarter	TOTAL
	(Dollars in thousands, except share data)
2004
Total interest income	$19,869	$17,832	$16,331	$15,947	$69,979
Total interest expense	10,248	9,321	8,933	8,785	37,287

Net interest income	9,621	8,511	7,398	7,162	32,692
Provision for credit losses	7,321	8,670	(738)	2,179	17,432

Net interest income after provision for credit losses	2,300	(159)	8,136	4,983	15,260
Gain on investment securities, net	—	—	—	—	—
Other noninterest income	1,069	1,080	1,159	1,693	5,001
Impairment of goodwill and other intangible assets	1,921	—	—	—	1,921
Other noninterest expense	13,062	13,598	13,645	12,424	52,729

Loss from continuing operations before income taxes	(11,614)	(12,677)	(4,350)	(5,748)	(34,389)
Income tax expense	(1,323)	(1,035)	(1,069)	(1,413)	(4,840)

Loss from continuing operations	(10,291)	(11,642)	(3,281)	(4,335)	(29,549)
Discontinued operations
Income (loss) from discontinued operations-pretax (1)	(521)	(3,200)	2,583	17,354	16,216
Taxes effect for discontinued operations	983	1,023	1,091	917	4,014

Net income (loss) from discontinued operations	(1,504)	(4,223)	1,492	16,437	12,202

Net loss	$(11,795)	$(15,865)	$(1,789)	$12,102	$(17,347)

Earnings per share:
Basic
Loss from continuing operations	$(0.57)	$(0.64)	$(0.18)	$(0.23)	$(1.62)
Discontinued operations	(0.08)	(0.23)	0.08	0.90	0.67

Net income (loss)	$(0.65)	$(0.87)	$(0.10)	$0.67	$(0.95)

Diluted
Loss from continuing operations	$(0.57)	$(0.64)	$(0.18)	$(0.23)	$(1.62)
Discontinued operations	(0.08)	(0.23)	0.08	0.90	0.67

Net income (loss)	$(0.65)	$(0.87)	$(0.10)	$0.67	$(0.95)

(1)	In the fourth quarter, CIB Marine sold CIB – Chicago and recognized a $15.6 million gain on the sale.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	TOTAL
	(Dollars in thousands, except share data)
2003
Total interest income	$25,213	$25,435	$23,531	$22,484	$96,663
Total interest expense	12,364	12,178	11,118	10,918	46,578

Net interest income	12,849	13,257	12,413	11,566	50,085
Provision for credit losses	9,393	7,407	25,514	8,192	50,506

Net interest income after provision for credit losses	3,456	5,850	(13,101)	3,374	(421)
Gain on investment securities, net	—	—	—	—	—
Other noninterest income	1,130	1,395	1,900	1,810	6,235
Impairment of goodwill and other intangible assets (1)	—	—	—	2,000	2,000
Other noninterest expense	11,705	11,871	14,259	13,513	51,348

Loss from continuing operations before income taxes	(7,119)	(4,626)	(25,460)	(10,329)	(47,534)
Income tax expense (benefit) (2)	(2,891)	(1,639)	2,272	4,557	2,299

Loss from continuing operations	(4,228)	(2,987)	(27,732)	(14,886)	(49,833)
Discontinued operations
Loss from discontinued operations – pretax (3)	(2,099)	(18,951)	(43,819)	(26,400)	(91,269)
Taxes effect for discontinued operations (2)	(766)	(6,577)	5,618	(1,729)	(3,454)

Net income (loss) from discontinued operations	(1,333)	(12,374)	(49,437)	(24,671)	(87,815)

Net loss	$(5,561)	$(15,361)	$(77,169)	$(39,557)	$(137,648)

Earnings per share:
Basic
Loss from continuing operations	$(0.23)	$(0.16)	$(1.52)	$(0.82)	$(2.73)
Discontinued operations	(0.07)	(0.68)	(2.71)	(1.34)	(4.80)

Net loss	$(0.30)	$(0.84)	$(4.23)	$(2.16)	$(7.53)

Diluted
Loss from continuing operations	$(0.23)	$(0.16)	$(1.52)	$(0.82)	$(2.73)
Discontinued operations	(0.07)	(0.68)	(2.71)	(1.34)	(4.80)

Net loss	$(0.30)	$(0.84)	$(4.23)	$(2.16)	$(7.53)

(1)	In the fourth quarter of 2003, CIB Marine wrote off $2.0 million in goodwill related to MICR. See the intangible assets note for further information.

(2)	In the third and fourth quarter of 2003, a valuation allowance was provided by way of a charge to tax expense to reduce the net deferred tax assets. See the income tax footnote for further information.

(3)	In the fourth quarter of 2003, CIB Marine recognized a net $11.3 million impairment loss on goodwill and other intangibles. CIB Marine recognized an $8.7 and $3.5 million impairment loss on goodwill related to the acquisition of CIB – Chicago and Commercial Finance, respectively and recorded a $1.1 million recovery on impairment losses recognized during prior quarters on CIB Construction. Additionally, CIB Marine recognized a $0.2 million impairment loss on customer-based intangibles of Commercial Finance.
Note 24 — Subsequent Events
Sale and Wind Down of Nonbank Subsidiaries
     During 2005 and 2006, CIB Marine continued the wind down and divestiture of certain of its nonbank subsidiaries in order to more narrowly focus resources on its core commercial and retail banking strategies.
     CIB Marine Capital, LLC. CIB Marine continued the wind down of its mezzanine lending company, CIB Marine Capital, LLC. At December 31, 2005 and September 30, 2006, total loans outstanding were $0.7 million as compared to $3.4 million at December 31, 2004.
     Canron. In April, 2005, Canron sold its Rexdale, Ontario facility for $8.2 million. A portion of the proceeds, $2.6 million, were used to pay off the remaining balance of its debt to CIB Marine. Canron no longer owns any real estate. Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August, 2005, Canron authorized and began liquidation distributions to its shareholders. In 2005, Canron paid $2.1 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $2.6 million to CIB Marine, which CIB Marine recorded as a reduction of its investment in CIB Construction. In 2006 through September, Canron paid $1.0 million in capital distributions to CIB Construction and CIB Construction paid $1.6 million in capital distributions to CIB Marine. As of December 31, 2005 and September 30, 2006, CIB Marine’s net investment in CIB Construction was approximately $(0.6) million and $(1.2) million, respectively.
     MICR. In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR. The assets of MICR were sold in the fourth quarter of 2005. No gain or loss on sale was recognized.
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
Liquidity
     During 2005 and into 2006, some of the borrowing sources customarily utilized by CIB Marine were restricted or were contingent on subsidiary bank pledges of fixed income investment securities.
FDIC Deposit Insurance Premiums
     FDIC deposit insurance premiums represented $4.7 million of the $5.1 million in FDIC and state assessments in 2004. Deposit insurance premiums decreased to $1.5 million in 2005 primarily as a result of the sale of CIB – Chicago. Excluding CIB – Chicago, deposit insurance premiums were $1.4 million, $1.5 million and $0.8 million in 2004, 2005 and for the nine months ended September 30, 2006, respectively.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes, in 2005 and the first nine months of 2006, 293,594 and 222,426 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In September and October 2005, 523,750 options were granted to various employees of the company at an exercise price of $4.10 per share. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share and on November 16, 2006, 400,750 options were granted also at an exercise price of $4.10 per share. As of November 16, 2006, there were 1,277,993 options outstanding with a weighted average exercise price of $8.45.
FHLB Stock Investment Activity
     At December 31, 2004, CIB Marine held $13.2 million of FHLB Chicago stock. In January 2005, CIB Marine invested an additional $17.0 million because of the attractive dividend yield that had been paid in the past. Although the FHLB Chicago continued to pay dividends, the yield began to fall and in April 2005, CIB Marine sold $5.0 million of its holdings. Subsequently the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. As of December 31, 2005, CIB Marine had FHLB Chicago stock with a carrying value of $25.8 million of which $25.2 million was categorized as excess or “voluntary” and $0.6 million was categorized as required.
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
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     CIB Marine maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, management concluded that the disclosure controls and procedures were ineffective as of December 31, 2004 solely as a result of the material weakness in internal control over financial reporting described in the next paragraph.

     CIB Marine did not have sufficient or adequate policies and procedures over Information Technology (IT) change management. Specifically, CIB Marine did not have policies and procedures designed to prevent unauthorized changes to IT programs, queries and calculations. This deficiency results in more than a remote likelihood that a material misstatement of CIB Marine’s annual or interim consolidated financial statements would not be prevented or detected.
     Management has undertaken procedures in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, CIB Marine’s financial position, results of operations and cash flows for the periods presented.
(b) Changes in Internal Control over Financial Reporting
     CIB Marine reported in its Form 10-K for the fiscal year ended December 31, 2003, that its disclosure controls and procedures were ineffective as a result of material weaknesses in internal control over financial reporting. CIB Marine began taking corrective action in 2003 to remediate these material weaknesses and reported these actions in its 2003 Form 10-K. During 2004, CIB Marine took additional action to remediate these material weaknesses, including changes to internal control over financial reporting that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting. These changes in internal control are identified below and listed under the corresponding material weakness.
     For the nine months ended September 30, 2004:
(i)	CIB Marine’s control environment did not sufficiently promote effective internal control over financial reporting, and this material weakness was a contributing factor in the development of other material weaknesses.
•	The senior management and board of the company were significantly restructured, including the following;
o	Hiring of a new President and CEO of CIB Marine,

o	Hiring of a new Chief Credit Officer,

o	Resignation of the President and CEO and the Senior Lender of CIB Chicago,

o	Separation of Chief Credit Officer and Chief Lending Officer duties and the hiring of a new Chief Lending Officer;

o	Appointment of a new Chairman; and

o	Appointment of a new Director.
(ii)	CIB Marine’s polices and procedures over the determination of the allowance for loan losses were not effective.
•	The company completed an assessment of the grading and impairment of its commercial loan portfolio, which was validated by an independent third party;

•	The company implemented a quarterly loan grade review process;

•	The company engaged an independent, outside service provider to perform loan reviews at its subsidiary banks;

•	The company implemented stricter loan underwriting standards, including procedures to analyze borrower’s global cash flow and changes to the loan approval process and limits;

•	The company reduced the acceptable level of outstanding credit to a borrower and its related interests and took action to reduce the level of credit concentrations outstanding; and

•	The company implemented changes to its loan workout guidelines.
(iii)	CIB Marine’s policies and procedures were not effective with regard to coins, jewelry and precious metals loan collateral held, by failing to adequately appraise collateral in its possession, control access by the borrower to such collateral and periodically inspect the collateral using persons with expertise in such collateral.
•	The company implemented procedures to monitor loan collateral and valuation of collateral for collateral dependent loans.
(iv)	CIB Marine did not have sufficient policies and procedures to track loans secured by the common stock of CIB Marine or used by borrowers to purchase the common stock of CIB Marine.

•	The company developed and implemented procedures to track loans secured by the common stock of CIB Marine and loans used by borrowers to purchase the common stock of CIB Marine. The company also amended its loan policy to prohibit any additional loans secured by CIB Marine common stock.
(v)	CIB Marine did not have sufficient or adequate policies and procedures over Information Technology change management.
•	The company revised its Information Security Policy and established Information Security Standards, including a Change Management Standard, and established an Information Security Steering Committee and a Change Review Committee.
For the quarter ended December 31, 2004:
(i)	CIB Marine’s control environment did not sufficiently promote effective internal control over financial reporting, and this material weakness was a contributing factor in the development of other material weaknesses.
•	The company appointed two new directors, one of whom is considered a financial expert and who was appointed as Audit Committee Chairman; and

•	The company revised its Code of Ethics.
     Other than as discussed above, there were no additional changes in CIB Marine’s internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth the names and ages of all Directors of CIB Marine at December 31, 2004, the period that each has held any position with CIB Marine, a brief account of each Director’s business experience during at least the past five years, and the expiration of such Director’s term. CIB Marine did not hold an annual meeting of shareholders during 2004. Directors whose term would have otherwise expired during 2004 remained on the Board of CIB Marine.
Directors

	Serving	Term Scheduled	Position with CIB Marine or Other Principal Occupation and
Name and Age	Since	to Expire	Other Directorships
José Araujo (59)	1988	2005	President of Joaraucar Consulting, Inc., an industrial gas service company, since October 1997; Director of Central Illinois Bank since 1987; and Chairman of the Board of Citrus Bank from March 2004 to January 2005, International Business Development Officer of Citrus Bank since April 2003, and Director of Citrus Bank since 2001.

Norman E. Baker (58)	1988	2004	President and Chief Executive Officer of Estoy Pronto, Inc., a consulting and investment company, since July 1994; Chairman of Central Illinois Bank from February 2004 to March 2006, Director of Central Illinois Bank since 1988; Director of CIB – Indiana, since 1998; Chairman of Marine – FSB from February 2004 to June 2005 and Director of Marine – FSB from October 1999 until its merger into Marine – Wisconsin in March 2006.

W. Scott Blake (44)	1987	2004	President of Blake Capital Corp., a real estate development, investment and property management company, since July 1998; Chairman of CIB Marine since February 2004; Chairman of Marine – Wisconsin since March 2006; Director of Marine – Wisconsin since December 2002; Manager of CIB Marine Capital LLC since 2001; and Director of MICR, Inc. since 2000. (1).

	Serving	Term Scheduled	Position with CIB Marine or Other Principal Occupation and
Name and Age	Since	to Expire	Other Directorships
Stanley J. Calderon (59)	2004	2006	Director of CIB Marine since November 2004, President and Chief Executive Officer of CIB Marine since April 2004; Director of the following bank and nonbank subsidiaries of CIB Marine: Central Illinois Bank since December 2004, Marine – Wisconsin since February 2005; Citrus Bank since February 2005, and CIB Marine Information Services, Inc. since March 2005. Prior to joining CIB Marine, Mr. Calderon was Executive Vice President and Manager of Middle Market Banking for the Midwest Region of Bank One from 1999 to 2003.

Steven C. Hillard (42)	2004	2006	President of HILMUN Holdings, Inc., a diversified holding company with interests in manufacturing and financial investments, since September 1991; Chief Executive Officer and Chairman of the Board of Pinnacle Door Company, a distributor and installer of garage doors, since September 1992; Managing member of HILMUN Development, LLC, a real estate development company, since 1993; Chairman, President and Chief Executive Officer of Strategic Capital Bancorp, Inc. from November 2002 to September 2004; President of CMI Johnson-Ross Corporation, a manufacturer of construction equipment, from July 1997 to 2001; Director of CIB Marine from 1991 to 2002; and Director of MICR, Inc. since December 2004.(1)

Gary L. Longman (56)	2004	2006	Retired; Partner at KPMG, LLP from 1980 to 2000.

Jerry D. Maahs (73)	1987	2005	Chairman and Chief Executive Officer of Alto Shaam, Inc. since 2001; President and Chief Executive Officer of Alto Shaam, Inc. from 1968 to 2001; Chief Executive Officer of Enthermics, Inc., manufacturers of medical equipment products, since 1980; President and Chief Executive Officer of AS International, an international sales company since 1975; Director of The Howard Company, a provider of menu systems and retail merchandising displays, since 1994; and Director of Marine – Wisconsin since 1997.(2)

Donald M. Trilling (74)	1987	2004	Chairman of the Board of CIB Marine from September 1987 to February 2004; Secretary of Illini Tile Distributors Inc., an importer and distributor of ceramic tiles, from 1983 to 2002; Director of Central Illinois Bank from 1987 to April 2004.(3)

Howard E. Zimmerman (75)	1987	2005	Retired; Chairman of the Board of Zimmerman Real Estate Group, a real estate appraisal and consulting company since 1986.

(1)	In November 2005, CIB Marine sold substantially all of the assets of MICR.

(2)	Mr. Maahs died in April 2006.

(3)	In September 2003, Illini Tile Distributors, Inc. entered into liquidation through an assignment for the benefit of creditors under Illinois law.
Executive Officers
     The following table sets forth the names, ages and positions of all executive officers of CIB Marine at December 31, 2004, the period that each has held positions with CIB Marine, and a brief account of each officer’s business experience during at least the past five years. Under CIB Marine’s by-laws, executive officers are elected annually by the Board of Directors, and each executive officer holds office until his/her successor has been duly elected and qualified or until the earlier of his/her death, resignation or removal.

Name and Age	Office and Experience
Stanley J. Calderon (59)	Mr. Calderon has served as President and Chief Executive Officer of CIB Marine since April 2004; Director of CIB Marine since November 2004; and Director of the following bank and nonbank subsidiaries of CIB Marine: Central Illinois Bank since December 2004, Marine – Wisconsin since February 2005, Citrus Bank since February 2005, and CIB Marine Information Services, Inc. since March 2005. Prior to joining CIB Marine, Mr. Calderon was Executive Vice President and Manager of Middle Market Banking for the Midwest Region of Bank One (subsequently acquired by JP Morgan Chase) from 1999 to 2003.

	Serving	Term Scheduled	Position with CIB Marine or Other Principal Occupation and
Name and Age	Since	to Expire	Other Directorships
Michael L. Rechkemmer (55)			Mr. Rechkemmer has been Executive Vice President of CIB Marine since July 1999 and Chief Operations Officer since April 2000. He was CIB – Chicago’s Vice Chairman and Chief Operating Officer from January 1997 to June 1998, its President and Chief Executive Officer from July 1994 to December 1996, and its interim President and CEO from March 2004 to November 2004. Prior to joining CIB – Chicago, Mr. Rechkemmer was President and Chief Executive Officer of Mid America Bank N.A. from January 1991 to June 1994.

Margaret A. Incandela (40)			Ms. Incandela has been Executive Vice President and Chief Credit Officer since February 2004, and previously served as Loan Review Manager since October 2003. Prior to joining CIB Marine, Ms. Incandela was Vice President and Credit Department Manager of Bridgeview Bank from July to December 2002; and held various management positions at Banco Popular from June 1998 to July 2002 (1).

Steven T. Klitzing (41)			Mr. Klitzing is Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of CIB Marine and has held those positions since December 1993. Mr. Klitzing has been with CIB Marine since 1986 and has held various positions with CIB Marine and its subsidiaries since that date.

Donald J. Straka (42)			Mr. Straka was Senior Vice President, Chief Legal Officer and Secretary of CIB Marine and held those positions since July 1997. Mr. Straka has been engaged in the practice of law since 1987. In 1992, Mr. Straka joined the law firm of Brashear & Ginn and he was a partner of that firm from 1995 to 1997 (2).

Patrick J. Straka (37)			Mr. Straka is Senior Vice President and Chief Investment Officer of CIB Marine and has held those positions since February 1999. He was a Vice President, Investment Officer and General Auditor of CIB Marine from 1995 to February 1999. Mr. Straka served in various positions with CIB Marine from 1992 to 1995.

(1)	On December 7, 2005, Margaret A. Incandela resigned from all positions with CIB Marine. On January 26, 2006, Michael L. Paoletta was named Senior Vice President and Chief Credit Officer. Mr. Paoletta previously served as Senior Vice President and Manager of Commercial Loan Workouts for the Credit Administration Department. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Management Changes” for additional information relative to management and Board of Directors changes.

(2)	On April 15, 2005, Daniel J. Rasmussen was named Senior Vice President and General Counsel of CIB Marine. Mr. Rasmussen previously served as Vice President and Senior Attorney, and succeeded Donald J. Straka who was assigned other duties in April 2005 and resigned his employment with CIB Marine in June 2005. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Management Changes” for additional information relative to management and Board of Directors changes.
Audit Committee Financial Expert
     In October 2004, Gary L. Longman joined the Board of CIB Marine and its Audit Committee, and has served as Chairman of the Audit Committee since November 2004. Mr. Longman is independent and the Board has determined that Mr. Longman is an audit committee financial expert.
Code of Ethics
     CIB Marine has adopted a Code of Ethics, which applies to all of CIB Marine’s Directors, officers and employees, and was most recently amended on October 28, 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Executive Officers and Directors, and persons who own more than ten percent of a registered class of the Company’s stock, to file reports of ownership and changes in ownership with the SEC. Executive Officers, Directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Annual Statement of Changes In Beneficial Ownership of Securities on Form 5 were required for those persons, the Company believes that, for the period January 1, 2004 through December 31, 2004, its Executive Officers and Directors complied with all filing requirements applicable to them.
ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of CIB Marine and the four other highest paid executive officers of CIB Marine (the “Named Executive Officers”).

		Annual Compensation
				Other	All
Name and Principal				Annual	Other
Position	Year	Salary	Bonus	Comp. (1)	Comp. (2)
Stanley J. Calderon(3)	2004	$325,673	$—	$—
President and	2003	—	—	—	$377
Chief Executive Officer	2002	—	—	—	—

J. Michael Straka(4)	2004	$86,048	$—	$20,219	$1,013
President and	2003	525,000	—	106,872	8,576
Chief Executive Officer	2002	500,000	—	82,346	8,074

Steven T. Klitzing	2004	$190,125	$—	$3,419	$573
Executive Vice	2003	195,000	—	1,800	4,217
President, Chief	2002	180,000	—	2,498	4,180
Financial Officer and
Treasurer

Margaret A. Incandela(5)	2004	$154,737	$—	$698	$—
Executive Vice	2003	23,193	—	—	—
President and Chief	2002	—	—	—	—
Credit Officer

Donald J. Straka	2004	$190,125	$—	$19,007	$500
Senior Vice President,	2003	195,000	—	16,213	4,117
Chief Legal Officer and	2002	180,000	—	500	4,111
Secretary

Michael L. Rechkemmer	2004	$173,550	$—	$2,490	$1,466
Executive Vice	2003	178,000	—	1,766	4,177
President and Chief	2002	165,000	—	1,801	4,211
Operating Officer

(1)	Includes amounts earned in the fiscal year, whether or not deferred, and consists of the following:

		Board of
		Director		Vacation
Name	Year	Fees (a)	Car Allowance	Payout	Total
Stanley J. Calderon	2004	$—	$—	$—	$—
	2003	—	—	—	—
	2002	—	—	—	—

J. Michael Straka	2004	$15,100	$1,425	$3,694	$20,219
	2003	105,450	1,422	—	106,872
	2002	79,500	2,846	—	82,346

Steven T. Klitzing	2004	$—	$3,419	$—	$3,419
	2003	—	1,800	—	1,800
	2002	—	2,498	—	2,498

Margaret A. Incandela	2004	$—	$698	$—	$698
	2003	—	—	—	—
	2002	—	—	—	—

Donald J. Straka	2004	$17,000	$2,007	$—	$19,007
	2003	15,000	1,213	—	16,213
	2002	500	—	—	500

Michael L. Rechkemmer	2004	$—	$2,490	$—	$2,490
	2003	—	1,766	—	1,766
	2002	—	1,801	—	1,801

(a) Includes payment for meetings of the Board of Directors of CIB Marine and its subsidiaries including Canron and for committee meetings of its subsidiaries.

(2)	All Other Compensation consists of amounts representing life insurance premiums paid by CIB Marine for each named executive, allocations by CIB Marine to each named executive participating in CIB Marine’s 401(k) plan, and allocations to each named executive pursuant to CIB Marine’s employee stock ownership plan. During 2004, CIB Marine did not make contributions to the employee stock ownership plan.

(3)	On April 12, 2004, Stanley J. Calderon was appointed President and CEO of CIB Marine and replaced J. Michael Straka, who resigned from all officer and board positions with CIB Marine on March 24, 2004.

(4)	Mr. J. Michael Straka resigned from all officer and board positions with CIB Marine on March 24, 2004.

(5)	Margaret A. Incandela was hired in September 2003 as Corporate Loan Review Manager, and in February 2004 was appointed Chief Credit Officer of CIB Marine. On December 7, 2005, Margaret A. Incandela resigned from all positions with CIB Marine, including Chief Credit Officer. On January 26, 2006, Michael L. Paoletta was named Senior Vice President and Chief Credit Officer.
Options
     No stock options were granted during 2004 to the Named Executive Officers.
     The following table sets forth information regarding shares acquired on the exercise of stock options during 2004 and the year-end values of unexercised stock options held by the Named Executive Officers.

Total Number of Securities
	Number of		Underlying Unexercised		Total Value of Unexercised,
	Shares		Options Held at		In-the-Money Options Held
	Acquired on	Value	Fiscal Year End		at Fiscal Year End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Stanley J. Calderon	—	—	—	—	—	—
J. Michael Straka	—	—	—	—	—	—
Steven T. Klitzing	—	—	56,170	7,492	—	—
Margaret A. Incandela	—	—	—	—	—	—
Donald J. Straka	—	—	51,422	7,733	—	—
Michael L. Rechkemmer	—	—	46,750	5,970	—	—

(1)	This amount represents the difference between the fair market value of one share of CIB Marine common stock on December 31, 2004 and the option exercise price times the total number of shares subject to exercisable or unexercisable options. Because there is no public market for CIB Marine common stock, the per share fair market value was derived by using CIB Marine’s book value at December 31, 2004, which was $4.83. There were no unexercised in the money options at year-end.
Compensation of Directors
Directors’ Fees and Compensation
     During 2004, (i) each Director, except Jose Araujo and Stanley J. Calderon, received an annual retainer fee in the amount of $10,000; (ii) each Director, except Jose Araujo and Stanley J. Calderon, was paid a fee of $1,000 for each meeting of the Board of Directors attended; (iii) each Director, except Stanley J. Calderon and Gary Longman, serving on the Audit Committee received $1,000 for each committee meeting attended, and Gary Longman, Chairman of the Audit Committee, received a retainer of $10,000, and $2,000 for each meeting attended; (iv) each Director except Stanley J. Calderon, serving on the Executive Committee received a retainer of $5,000 and $1,500 for each meeting attended, and W. Scott Blake, Chairman of the Executive Committee, received a retainer of $10,000, and $2,500 for each meeting attended. Mr. Araujo commenced employment as International Business Officer of Citrus Bank on April 15, 2003. Pursuant to his compensation agreement, Mr. Araujo was no longer paid fees for attending regularly scheduled CIB Marine Board meetings. During 2004, Mr. Araujo was paid a salary of $40,567, which includes a bonus of $567, in connection with his employment.

Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of CIB Marine, consisting of Norman E. Baker, W. Scott Blake, Donald M. Trilling, and Howard E. Zimmerman, determines executive compensation and consists entirely of non-employee Directors. There are no Compensation Committee interlocks.
Employment Contracts and Termination of Employment and Change in Control Arrangements
     On November 17, 2004, CIB Marine entered into an employment agreement with Stanley J. Calderon, President and CEO, which provides for his employment for a three-year term at a minimum salary of $450,000 per annum, the granting of options to purchase 150,000 shares of stock, participation in any employee benefit plan, and vacation benefits. Pursuant to the agreement, Mr. Calderon may terminate his employment with CIB Marine in the event of a change in control, liquidation or dissolution of CIB Marine, or in the event of a material breach of the agreement by CIB Marine, his involuntary relocation, or a material reduction in responsibilities or base salary. Mr. Calderon would then be entitled to receive an amount equal to his unused accrued vacation compensation, any other vested benefits to which he is entitled, and severance pay equal to his salary at the rate in effect at the time notice of termination is given until expiration of the term of the agreement. Mr. Calderon is also entitled to the same severance benefits if his employment is terminated by CIB Marine without cause during the term of the agreement. Following execution of this agreement, Mr. Calderon voluntarily reduced his base salary.
     On December 27, 2004, CIB Marine entered into an employment agreement with Margaret A. Incandela, Senior Vice President and Chief Credit Officer, which provides for her employment for a one-year term at a salary of $160,050, a company-owned vehicle for her business use, participation in any employee benefit plans, and vacation benefits. Pursuant to the agreement, Ms. Incandela may terminate her employment with CIB Marine in the event of a change in control, liquidation or dissolution of CIB Marine, or in the event of a material breach of the agreement by CIB Marine, her involuntary relocation, or a material reduction in responsibilities or base salary. Ms. Incandela would then be entitled to receive an amount equal to her unused accrued vacation compensation, any other vested benefits to which she is entitled, and severance pay equal to her salary at the rate in effect at the time notice of termination is given until expiration of the term of the agreement. Ms. Incandela is also entitled to the the same severance benefits if her employment is terminated by CIB Marine without proper cause during the term of her agreement. On December 7, 2005, Ms. Incandela terminated her employment with CIB Marine.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership by Certain Beneficial Owners
     The following persons are known to CIB Marine to be the beneficial owners of more than 5% of the outstanding common stock of CIB Marine as of December 31, 2004, based on information available to CIB Marine.

	Number of Shares of	Percent of
	Common Stock	Common
Name and Address of Beneficial Owner	Beneficially Owned	Stock
Strategic Capital Trust Company	1,010,904 (1)	5.51%
1608 Broadmoor Drive
Champaign, Illinois 61820

John and Mary Lydia Hadley	1,116,950 (2)	6.09%
915 W. Park Avenue
Champaign, Illinois 61821

(1)	Based solely on information provided by Strategic Capital Trust Company.

(2)	Based solely on information in CIB Marine’s stock transfer records.
Security Ownership of Management
     The following table sets forth, as of December 31, 2004, the number of shares of common stock beneficially owned by (1) each director of CIB Marine (including nominees), (2) each of the Named Executive Officers, and (3) all directors and executive officers of CIB Marine as a group. Except as otherwise indicated, each person listed has sole voting and investment power over shares beneficially owned. For purposes of this table, all references to the right to acquire shares within 60 days refer to the 60 day period commencing December 31, 2004.

	Common Shares
	Beneficially		Percent
Name of Beneficial Owner	Owned		of Class

José Araujo	115,508	(1)	*
Norman E. Baker	402,450	(2)	2.19%
W. Scott Blake	169,950	(3)	*
Stanley J. Calderon	—		*
Steven C. Hillard	165,030		*
Margaret A. Incandela	30		*
Steven T. Klitzing	83,692	(4)	*
Gary L. Longman	—		*
Jerry D. Maahs	317,550	(5)	1.73%
Michael L. Rechkemmer	57,880	(6)	*
Donald J. Straka	61,993	(7)	*
J. Michael Straka	179,247	(8)	*
Donald M. Trilling	231,832	(9)	1.26%
Howard E. Zimmerman	140,600	(10)	*
All directors and executive officers as a group (15 persons)	1,968,773		10.73%

*	Less than one percent

(1)	Includes 33,000 shares that Mr. Araujo has the right to acquire within 60 days upon the exercise of stock options.

(2)	Includes 33,000 shares Mr. Baker has the right to acquire within 60 days upon the exercise of stock options.

(3)	Includes 33,000 shares that Mr. Blake has the right to acquire within 60 days upon the exercise of stock options.

(4)	Includes 56,170 shares that Mr. Klitzing has the right to acquire within 60 days upon the exercise of stock options.

(5)	Includes 285,000 shares jointly owned by Mr. Maahs and his wife and 32,550 shares that Mr. Maahs has the right to acquire within 60 days upon the exercise of stock options. Mr Maahs passed away in April 2006

(6)	Includes 46,750 shares that Mr. Rechkemmer has the right to acquire within 60 days upon the exercise of stock options.

(7)	Includes 800 shares jointly owned by Mr. Straka and his wife, 4,800 shares owned by a partnership with respect to which Mr. Straka shares voting and investment power, and 51,422 shares Mr. Straka has the right to acquire within 60 days upon exercise of stock options.

(8)	Includes 110,055 shares jointly owned by Mr. Straka and his wife, 3,000 shares owned by Mr. Straka’s wife, and 6,300 shares owned by partnerships with respect to which Mr. Straka shares voting and investment power.

(9)	Includes 68,705 shares held in a trust for the benefit of Mr. Trilling’s wife and 34,350 shares that Mr. Trilling has the right to acquire within 60 days upon the exercise of stock options.

(10)	Includes 3,250 shares held in a trust for the benefit of Mr. Zimmerman’s wife and 33,000 shares Mr. Zimmerman has the right to acquire within 60 days upon the exercise of stock options.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2004 with respect to compensations plans (including individual compensation arrangements) approved by security holders and under which our equity securities are authorized for issuance.

Equity Compensation Plan Information(1)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	791,331	$16.35	844,399
Equity compensation plans not approved by security holders	—	—	—

Total	791,331	$16.35	844,399

(1)	See Notes 1, 18 and 19 to the Consolidated Financial Statements in this Form 10-K for additional information regarding our stock-based compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During 2004, CIB Marine had business relationships with entities in which directors and executive officers of CIB Marine or members of their immediate family have ownership interests. These business relationships are summarized below. CIB Marine believes each transaction described was on commercially reasonable terms.
     J. Michael Straka was the President, Chief Executive Officer of CIB Marine from January 1, 2004 to February 20, 2004, and a Director of CIB Marine from January 1, 2004 to March 24, 2004. Michael J. Straka, his son, operates a sole proprietorship known as Plank & Peg-TNG that sells antiques and office fixtures to CIB Marine and its subsidiaries. During 2004, CIB Marine and its subsidiaries paid Plank & Peg-TNG $8,122.45 in connection with the purchase of fixtures for branch offices. Additionally, Michael J. Straka was an employee of CIB Marine and provided construction related services. During 2004, Michael J. Straka was paid $20,847.14, which amount includes a salary of $13,843.14, a commission payment of $6,272.00 and a bonus of $732.00.
     Directors and executive officers of CIB Marine, as well as members of their immediate families and various corporations and other entities associated with the directors, were clients of and had transactions with CIB Marine’s subsidiaries in the ordinary course of business during 2004. These transactions included loans and deposits. Similar transactions may occur in the ordinary course of business in the future. All loans were made on a non-preferential basis and did not involve more than the normal risk of collectibility or present other unfavorable terms.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of CIB Marine’s annual financial statements for 2004 and 2003, and fees billed for other services rendered by KPMG LLP.

	2004	2003	2002
	(Dollars in thousands)
Audit fees (1)	$625	$1,541	$332
Audit related fees (2)	6	34	233
Tax fees (3)	80	537	163

Total fees	$711	$2,112	$728

(1)	Includes $0.1 million paid during both 2003 and 2002 for audit services related to Canron, a company in which CIB Marine acquired an 84% interest in October 2002 and which is held for disposal.

(2)	Audit related fees consisted of audits of financial statements of certain employee benefit plans, audits of mortgage banking compliance and due diligence services, and included $0.2 million in fees for an audit of Canron during 2002.

(3)	Tax fees consisted of fees for tax consultation and tax compliance services, and included $9 thousand, $0.3 million and $0.1 million paid in relation to Canron during 2004, 2003 and 2002, respectively.
Pre-Approval Policy & Procedures
     The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors, as provided in its Charter adopted on April 9, 2003. The chair of the Audit Committee has the authority to grant pre-approvals of audit and non-audit services between meetings, provided that any such pre-approvals must be presented to and approved by the full Audit Committee at its next scheduled meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
     The following financial statements of CIB Marine are filed as a part of this document under Item 8, Financial Statements and Supplementary Data.
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2004 and 2003.

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002.

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002.

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules
     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Item 8.
(a)(3) Exhibits

Exhibit No.	Exhibit
3.1
Amended and Restated Articles of Incorporation of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

3.2	Bylaws of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

*10.1
CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

*10.2
First Amendment to the CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

*10.3
CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).

*10.4
CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.2 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).

*10.5
CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

*10.6	Employment Agreement between Stanley J. Calderon and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99 to CIB Marine’s Form 8-K filed November 22, 2004).

*10.7	Employment Agreements between Michael J. Miller and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed December 27, 2004).

*10.8	Employment Agreements between Margaret A. Incandela and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.2 to CIB Marine’s Form 8-K filed December 27, 2004).

10.9
Written Agreement between CIB Marine and the Federal Reserve Bank of Chicago (incorporated by reference to Exhibit 99.5 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

10.10
Written Agreement between Citrus Bank, N.A., a wholly owned subsidiary of Citrus Financial Services, Inc., which is wholly owned by CIB Marine, and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 99 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on August 23, 2004).

14.1	Code of Ethics (incorporated by reference to Exhibit 99 to the Company’s Form 8-K filed November 2, 2004).

21	Subsidiaries of CIB Marine

23.1	Consent of KPMG LLP

31.1	Certification of Stanley J. Calderon, Chief Executive Officer, under Rule 13a-14(d)/15d-14(d).

31.2	Certification of Steven T. Klitzing, Chief Financial Officer, under Rule 13a-14(d)/15d-14(d).

32.1	Certification of Stanley J. Calderon, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CIB Marine is not filing certain documents. CIB Marine agrees to furnish a copy of each such document upon the request of the Commission.

*	Executive compensation plans

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIB MARINE BANCSHARES, INC.
(registrant)

By: /s/ STANLEY CALDERON

Stanley Calderon
Date: December 8, 2006	President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STANLEY CALDERON	President and Chief Executive	December 8, 2006
Stanley Calderon	Officer (Principal Executive
Officer) and Director

/s/ STEVEN T. KLITZING	Chief Financial Officer	December 8, 2006
Steven T. Klitzing	(Principal Financial and
Accounting Officer)

/s/ JOSE ARAUJO	Director	December 8, 2006
Jose Araujo

/s/ NORMAN E. BAKER	Director	December 8, 2006
Norman E. Baker

/s/ W. SCOTT BLAKE	Chairman of the Board of	December 8, 2006
W. Scott Blake	Directors and Director

/s/ STEVE HILLARD	Director	December 8, 2006
Steve Hillard

/s/ GARY LONGMAN	Director	December 8, 2006
Gary Longman

/s/ DONALD M. TRILLING	Director	December 8, 2006
Donald M. Trilling

/s/ HOWARD E. ZIMMERMAN	Director	December 8, 2006
Howard E. Zimmerman