Form 10-Q
period 2005-03-31
CIB MARINE BANCSHARES INC
filed 2007-07-18
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☐
At June 30, 2007 CIB Marine had 18,346,442 shares of common stock outstanding.

EXPLANATORY NOTE
This document is intended to speak as of March 31, 2005, except as otherwise noted
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	March 31,
	2005	December 31,
	(Unaudited)	2004
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$32,847	$41,777
Federal funds sold	167,921	192,158

Total cash and cash equivalents	200,768	233,935

Securities	471,029	379,024

Loans	636,148	746,615
Allowance for loan losses	(28,300)	(29,551)

Net loans	607,848	717,064

Premises and equipment, net	14,028	14,099
Accrued interest receivable	5,813	5,122
Foreclosed properties	2,854	2,938
Assets of companies held for disposal	14,436	14,865
Goodwill	982	982
Other assets	11,926	17,879

Total assets	$1,329,684	$1,385,908

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$116,145	$117,546
Interest-bearing demand	58,900	63,886
Savings	257,814	271,712
Time	695,183	725,344

Total deposits	1,128,042	1,178,488
Short-term borrowings	17,920	18,809
Long-term borrowings	7,250	7,250
Junior subordinated debentures	61,857	61,857
Accrued interest payable	11,708	10,644
Liabilities of companies held for disposal	10,793	10,137
Other liabilities	5,381	5,831

Total liabilities	1,242,951	1,293,016

Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(87,060)	(81,867)
Accumulated other comprehensive loss, net	(1,608)	(642)
Receivables from sale of stock	(946)	(946)
Treasury stock at cost, 12,663 shares	(162)	(162)

Total stockholders’ equity	86,733	92,892

Total liabilities and stockholders’ equity	$1,329,684	$1,385,908

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands, except share
	and per share data)
Interest and Dividend Income
Loans	$10,970	$17,236
Loans held for sale	—	2
Securities:
Taxable	2,829	2,095
Tax-exempt	177	231
Dividends	361	148
Federal funds sold	1,069	157

Total interest and dividend income	15,406	19,869
Interest Expense
Deposits	6,677	8,414
Short-term borrowings	55	291
Long-term borrowings	90	202
Junior subordinated debentures	1,561	1,363

Total interest expense	8,383	10,270

Net interest income	7,023	9,599
Provision for credit losses	(1,127)	7,321

Net interest income after provision for credit losses	8,150	2,278
Noninterest Income
Loan fees	118	276
Deposit service charges	310	452
Other service fees	361	46
Other income	129	45

Total noninterest income	918	819
Noninterest Expense
Compensation and employee benefits	7,060	8,046
Equipment	945	1,150
Occupancy and premises	991	835
Professional services	547	577
Impairment loss on investment securities	1,120	—
Write down and losses on assets	297	198
Other expense	2,129	2,244

Total noninterest expense	13,089	13,050

Loss from continuing operations before income taxes	(4,021)	(9,953)
Income tax benefit	5	(1,401)

Loss from continuing operations	(4,026)	(8,552)
Discontinued operations:
Pretax income (loss) from discontinued operations	728	(2,182)
Income tax expense	1,895	1,061

Income (loss) from discontinued operations	(1,167)	(3,243)

Net Loss	$(5,193)	$(11,795)

Consolidated Statements of Operations – continued

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands, except share
	and per share data)
Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.22)	$(0.47)
Discontinued operations	(0.06)	(0.18)

Net loss	$(0.28)	$(0.65)

Diluted:
Loss from continuing operations	$(0.22)	$(0.47)
Discontinued operations	(0.06)	(0.18)

Net loss	$(0.28)	$(0.65)

Weighted average shares — basic	18,333,779	18,259,831
Weighted average shares — diluted	18,333,779	18,259,831
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other	Stock
	Common Stock		Capital	Accumulated	Comprehensive	Receivables and
	Shares	Par Value	Surplus	Deficit	Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523

Comprehensive income (loss):
Net loss	—	—	—	(11,795)	—	—	(11,795)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	2,652	—	2,652

Total comprehensive loss							(9,143)
Reduction of receivables from sale of stock	—	—	—	—	—	752	752

Balance, March 31, 2004 (unaudited)	18,346,442	$18,346	$158,163	$(74,554)	$4,836	$(6,659)	$100,132

Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892
Comprehensive income (loss):
Net loss	—	—	—	(5,193)	—	—	(5,193)
Other comprehensive income (loss):
Realized losses on securities available for sale	—	—	—	—	(1,120)	—	(1,120)
Unrealized securities holding gains arising during the period	—	—	—	—	154	—	154

Total comprehensive loss							(6,159)

Balance, March 31, 2005 (unaudited)	18,346,442	$18,346	$158,163	$(87,060)	$(1,608)	$(1,108)	$86,733

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(4,026)	$(8,552)
Net (loss) income from discontinued operations	(1,167)	(3,243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(296)	(555)
Depreciation and other amortization	807	1,651
Provision for credit losses	(1,127)	7,321
Deferred tax expense	—	12,463
Write down and losses on assets	297	198
Impairment loss on investment securities	1,120	—
Decrease (Increase) in interest receivable and other assets	4,791	(10,253)
Increase in interest payable junior subordinated debentures	1,547	1,349
Decrease in other interest payable and other liabilities	(1,004)	(475)
Operating cash flows of discontinued operations	2,209	(63,757)

Net cash provided by (used in) operating activities	3,151	(63,853)
Cash Flows from Investing Activities
Maturities of securities available for sale	166,174	143,550
Purchase of securities available for sale	(174,172)	(162,501)
Repayments of mortgage-backed securities available for sale	12,641	9,598
Purchase of mortgage-backed securities available for sale	(81,920)	(13,736)
Increase in Federal Home Loan Bank Stock	(16,951)	(78)
Net decrease in other investments	—	1,990
Net decrease in loans	110,432	84,201
Proceeds from sale of foreclosed properties	70	705
Capital expenditures	(520)	(766)
Investing cash flows of discontinued operations	(1,124)	104,568

Net cash provided by investing activities	14,630	167,531
Cash Flows from Financing Activities
Decrease in deposits	(50,059)	(31,935)
Net decrease in short-term borrowings	(889)	(27,945)
Financing cash flows of discontinued operations	—	41,606

Net cash used in financing activities	(50,948)	(18,274)

Net increase (decrease) in cash and cash equivalents	(33,167)	85,404
Cash and cash equivalents, beginning of period	233,935	119,804

Cash and cash equivalents, end of period	$200,768	$205,208

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$7,319	$9,183
Interest expense-discontinued operations	29	8,528
Income taxes-continuing operations	(5,930)	10
Income taxes-discontinued operations	—	—
Supplemental Disclosures of Noncash Activities
Transfer of commercial loans to loans held for sale-continuing operations	—	5,000
Transfer of commercial loans to loans held for sale-discontinued operations	—	4,530
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2004 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR (“MICR”) n/k/a Everett Tech, Inc, and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. CIB Marine sold substantially all of the assets and operations of MSI in the third quarter of 2004 and is in the process of winding down the remaining affairs of MSI. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at March 31, 2005 are included in income or loss from discontinued operations for both the quarters ended March 31, 2005 and 2004. Loss from discontinued operations for the quarter ended March 31, 2004 also includes the net income of companies sold during 2004. Companies sold during 2004 include Hillside Investors, LTD (“Hillside”), a one bank holding company, including Hillside’s banking subsidiary CIB Bank (“CIB – Chicago”) and CIB Marine Commercial Finance, LLC (“Commercial Finance”). The consolidated results of MICR and Hillside were reclassified from continuing operations to discontinued operations for the three months ended March 31, 2004. The impact of these reclassifications, including $0.4 million in related tax expense, on the consolidated statement of operations for the quarter ended March 31, 2004 was a $0.1 million decrease in loss from discontinued operations and a $0.1 million increase in loss from continuing operations. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.
     At March 31, 2005, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada and Nebraska. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.
Note 2 — Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At March 31, 2005, options to purchase 971,160 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.

     The following is a reconciliation of stock option activity for the three months ended March 31, 2005:

			Weighted
		Range of	Average
	Number	Option Prices	Exercise
	of Shares	per Share	Price
Shares under option at December 31, 2004	791,331	$8.50-23.66	$16.35

Granted	—	$—	$—
Lapsed or surrendered	(126,761)	8.50-22.89	13.88
Exercised	—	—	—

Shares under option at March 31, 2005	664,570	$10.87-23.66	$16.82

Share exercisable at March 31, 2005	580,023	$10.87-23.66	$16.16

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
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123 R). The objective of SFAS 123R is to recognize in an entity’s financial statements the cost of employee services received in exchange for valuable equity instruments issued to employees in share-based payment transactions. A key provision of the statement requires public companies to adopt Statement 123’s fair-value method of accounting. Under this method, the cost of employee services received in exchange for equity instruments would be measured based on the grant-date fair value of these instruments. The cost would be recognized over the requisite service period. The Statement was applied by CIB Marine prospectively as of January 1, 2006 and is not expected to result in a significant adjustment to the consolidated financial statements. There were no options granted during the first quarter of 2005.
     Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS No. 123, CIB Marine’s net loss per share would have been the pro forma amounts indicated below:

		Quarter Ended March 31,
		2005	2004
		(Dollars in thousands, except share data)
Net loss	As reported	$(5,193)	$(11,795)
	Assumed compensation cost (1)	(181)	(320)

	Pro forma	$(5,374)	$(12,115)

Basic loss per share	As reported	$(0.28)	$(0.65)
	Pro forma	(0.29)	(0.66)
Diluted loss per share	As reported	(0.28)	(0.65)
	Pro forma	(0.29)	(0.66)

(1)	Assumed compensation costs are not net of tax for both years. Due to substantial losses incurred in 2005 and 2004, tax benefits for 2004 and later years may not be realized. Also, CIB Marine did not have the ability to carry back losses from 2005 and 2004 to previous years because the 2003 carrybacks covered all available taxable income for these years.
     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates. There were no options granted in 2003, 2004 or during the first quarter of 2005. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.
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
Note 3 — Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
March 31, 2005
U.S. government agencies	$202,999	$14	$1,058	$201,955
Obligations of states and political subdivisions	14,627	585	1	15,211
Other notes and bonds	350	—	—	350
Asset-backed securities	36,288	15	—	36,303
Corporate commercial paper	12,636	22	—	12,658
Mortgage-backed securities	174,933	307	1,492	173,748

Total securities available for sale	441,833	943	2,551	440,225
Federal Home Loan Bank and Federal Reserve Bank stock at cost	30,804	—	—	30,804

	$472,637	$943	$2,551	$471,029

December 31, 2004
U.S. government agencies	$194,164	$36	$560	$193,640
Obligations of states and political subdivisions	15,738	793	1	16,530
Other notes and bonds	350	—	—	350
Corporate commercial paper	12,658	15	—	12,673
Mortgage-backed securities	143,005	464	1,389	142,080

Total securities available for sale	365,915	1,308	1,950	365,273
Federal Home Loan Bank and Federal Reserve Bank stock at cost	13,751	—	—	13,751

	$379,666	$1,308	$1,950	$379,024

     Securities with a carrying value and fair value of $160.0 million and $148.3 million at March 31, 2005 and December 31, 2004, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, and other purposes as required, and beginning in the first quarter of 2004 for federal funds purchased and borrowings from the federal discount window.
     During the first quarter of 2005, CIB Marine recognized a $1.1 million other-than-temporary impairment loss on certain of its available for sale securities. This impairment loss is included in impairment loss on investment securities on the consolidated statement of operations.
Note 4 — Loans
     The components of loans are as follows:

	March 31, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Commercial	$139,640	21.9%	$193,574	25.9%
Commercial real estate	364,344	57.2	404,503	54.1
Commercial real estate construction	98,017	15.4	109,676	14.7
Residential real estate	26,367	4.1	31,027	4.1
Home equity	7,078	1.1	7,701	1.0
Consumer	2,453	0.4	2,124	0.3
Receivables from sale of stock	(946)	(0.1)	(946)	(0.1)

Gross loans	636,953	100.0%	747,659	100.0%

Deferred loan fees	(805)		(1,044)

Total loans, net	636,148		746,615

Allowance for loan losses, net	(28,300)		(29,551)

Loans, net	$607,848		$717,064

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $9.6 million and $9.9 million at March 31, 2005 and December 31, 2004, respectively.
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $3.3 million and $3.4 million as of March 31, 2005 and December 31, 2004, respectively.
     At both March 31, 2005 and December 31, 2004, CIB Marine had $2.8 million in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.2 million and $0.3 million at March 31, 2005 and December 31, 2004, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock, and not adequately secured by collateral other than the stock, and which have been classified as receivables from sale of stock and recorded as contra-equity, have not been included in this balance.
     The following table lists information on nonperforming and certain past due loans:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$38,796	$54,327
Restructured loans	1,524	1,536
Loans 90 days or more past due and still accruing	8,274	6,911
     Information on impaired loans is as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Impaired loans without a specific allowance	$13,244	$16,535
Impaired loans with a specific allowance	24,685	34,431

Total impaired loans	$37,929	$50,966

Specific allowance related to impaired loans	$8,672	$10,282

     Changes in the allowance for loan losses were as follows:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$29,551	$109,872
Charge-offs	(920)	(7,964)
Recoveries	796	435

Net loan charge-offs	(124)	(7,529)
Allowance related to discontinued operations	—	(59,824)
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	5,000
Provision for loan losses – discontinued operations	—	403
Provision for loan losses – continuing operations	(1,127)	7,651

Balance at end of period	$28,300	$55,573

Allowance for loan losses as a percentage of loans	4.45%	4.85%

Note 5 — Goodwill
     At both March 31, 2005 and December 31, 2004, CIB Marine had $1.0 million of goodwill. The goodwill is not subject to amortization, but is subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired.

Note 6 — Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR and MSI at both March 31, 2005 and December 31, 2004.
     Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of CIB Construction, MICR and MSI for the quarter ended March 31, 2005, and CIB Construction, MICR, MSI, CIB – Chicago and Commercial Finance for the quarter ended March 31, 2004. CIB – Chicago and Commercial Finance were sold during 2004.
     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.
Reconciliation of assets/liabilities of companies held for disposal

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$13,156	$13,697
MICR	2,788	2,706
MSI	890	1,429
Other (1)	(2,398)	(2,967)

Total assets of companies held for disposal	$14,436	$14,865

Liabilities of companies held for disposal:
CIB Construction	$9,662	$10,222
MICR	808	864
MSI	1,684	2,360
Other (1)	(1,361)	(3,309)

Total liabilities of companies held for disposal	$10,793	$10,137

(1)	Includes mortgage banking assets/liabilities held by affiliates, tax liability in subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
Reconciliation of income (loss) from discontinued operations for the quarters ended March 31, 2005 and 2004:

	Pretax	Income
	income/(loss)	tax	Other
	before other	expense	income	Net
	income (expense)	(benefit)	(expense) (1)	income/(loss)
	(Dollars in thousands)
Quarter Ended March 31, 2005
CIB Construction	$289	$(159)	$—	$448
MICR	211	74	—	137
MSI	217	80	11	148
Other (2)	—	1,900	—	(1,900)

Total	$717	$1,895	$11	$(1,167)

Quarter Ended March 31, 2004
CIB Construction	$(100)	$879	$99	$(880)
MICR	(1,661)	78	—	(1,739)
MSI	(2,077)	(182)	(378)	(2,273)
CIB – Chicago	384	291	1,696	1,789
Commercial Finance	(221)	(5)	76	(140)

Total	$(3,675)	$1,061	$1,493	$(3,243)

(1)	Includes mortgage banking income/expense recognized by affiliates and elimination of intercompany transactions.

(2)	Relates to subsidiary sold in 2004.

     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Intercompany loan and cash balances and interest income and expense between consolidated CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. During the first quarter of 2005, CIB Marine recognized a $0.3 million recovery of impairment losses recognized in prior periods. The net loss associated with CIB Construction is included in discontinued operations for all periods presented.
     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. At March 31, 2005, Canron had an accrued severance liability of $0.1 million.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$877	$881
Accounts receivable	1,749	2,194
Other current assets	2,191	3,547

Current assets	4,817	6,622
Property and equipment, net	8,339	7,075

Total assets	$13,156	$13,697

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$2,450	$2,700
Income tax payable	2,291	2,311
Other liabilities	4,921	5,211

Current liabilities	9,662	10,222
Stockholder’s equity	3,494	3,475

Total liabilities and stockholder’s equity	$13,156	$13,697

     MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. During 2004, an impairment loss of $1.9 million related to goodwill on MICR was recognized and included within discontinued operations. No impairment loss was recognized in 2005.

     The following table summarizes the composition of MICR’s balance sheet:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$155	$288
Accounts receivable	514	765
Inventory	1,096	1,121
Other current assets	509	28
Property and equipment, net	279	269
Goodwill, net	235	235

Total assets	$2,788	$2,706

Liabilities and stockholder’s equity:
Liabilities	$808	$864
Stockholder’s equity	1,980	1,842

Total liabilities and stockholder’s equity	$2,788	$2,706

     MSI
     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc (“MSI”). MSI sold substantially all mortgage loans in the secondary market with servicing rights released. Due to the underperformance of this subsidiary, CIB Marine sold to an unrelated party substantially all of the assets and operations of MSI during the third quarter of 2004. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities include repurchase obligations relative to certain mortgage loans as a result of borrower fraud and/or documentation issues, and potential tax liabilities.
     The following table summarizes the composition of MSI’s balance sheet:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$22	$341
Loans held for sale	—	53
Property and equipment, net	—	35
Accrued income tax receivable	541	621
Other assets	327	379

Total assets	$890	$1,429

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$374	$303
Other liabilities	1,310	2,057

Total liabilities	1,684	2,360
Stockholder’s equity	(794)	(931)

Total liabilities and stockholder’s equity	$890	$1,429

     During the first quarter of 2004, based on the expected fair value of the subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss is included in discontinued operations on CIB Marine’s consolidated statements of operations. There were no impairment losses recognized during the first quarter of 2005.
     Commercial Finance
     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through Commercial Finance, an Illinois limited liability company and a wholly-owned subsidiary of CIB – Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. Commercial Finance provided the factoring of receivables and other asset-based lending products to borrowers. In June 2004, CIB Marine sold substantially all of the business assets and the business of

Commercial Finance to an unrelated party and the company was fully dissolved in November 2004. Commercial Finance’s operating results for the three months ended March 31, 2004 are presented in discontinued operations in CIB Marine’s consolidated statement of operations.
     Hillside Investors (includes CIB – Chicago)
     In November 2004, CIB Marine sold CIB – Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB – Chicago’s interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. CIB – Chicago’s operating results for the three months ended March 31, 2004 are presented in discontinued operations in CIB Marine’s consolidated statement of operations.
Note 7 — Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Prepaid expenses	$1,747	$1,266
Accounts receivable	1,005	1,395
Trust preferred securities underwriting fee, net of amortization	1,431	1,445
Investment in trust common securities	2,523	2,481
Other investments	3,120	3,257
Income tax receivable	2,011	7,945
Other	89	90

	$11,926	$17,879

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships with a carrying value of $2.1 million at both March 31, 2005 and December 31, 2004. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine’s markets and other locations.

•	Interests in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of March 31, 2005 has invested $0.9 million. The carrying value of these investments was cost less other-than-temporary impairment, which was estimated to be $0.7 million and $0.8 million at March 31, 2005 and December 31, 2004, respectively. During the first quarter of 2005, CIB Marine recognized an impairment loss of $0.1 million on these investments due to a reduction in CIB Marine’s interest in the equity value in one of the two investments. The impairment loss is included within write down and losses on assets.

•	Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment at both March 31, 2005 and December 31, 2004 was $0.1 million.
Note 8 — Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	March 31, 2005		December 31, 2004
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$16,750	1.97%	$13,269	1.67%
Treasury, tax, and loan notes	1,170	2.50	5,540	2.03

	$17,920	2.00%	$18,809	1.78%

     At March 31, 2005 CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to those participated standby letters of credit was $4.9 million at March 31, 2005 and $5.0 million at December 31, 2004.
     During 2004 and 2005 some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, the credit status of all of CIB Marine’s subsidiary banks was reduced. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain CIB Marine bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends.
Note 9 — Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	March 31, 2005		December 31, 2004		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
			(Dollars in thousands)
	$3,250	4.95%	$3,250	4.95%	1/16/08	1/16/01
	2,000	4.95	2,000	4.95	1/16/08	1/16/01
	2,000	5.09	2,000	5.09	2/20/08	2/20/01

Total	$7,250	4.99%	$7,250	4.99%

     CIB Marine is required to maintain qualifying collateral as security for FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged. At March 31, 2005 and December 31, 2004, the assets pledged as security for CIB Marine’s FHLB borrowings had a collateral value of $25.6 million and $32.1 million, respectively. These assets consisted of securities with a market value of $27.8 million and $34.7 million at March 31, 2005 and December 31, 2004, respectively.
Note 10 — Other Liabilities

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Accounts payable	$261	$344
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	256	190
Accrued compensation and employee benefits	1,460	1,169
Accrued professional fees	1,398	1,546
Accrued other expenses	539	1,138
Fair value of derivatives	122	—
Other liabilities	620	719

	$5,381	$5,831

Note 11 — Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. Such loans outstanding at both March 31, 2005 and December 31, 2004 totaled $0.9 million. Interest earned on these loans was $0.01 million for the three months ended March 31, 2005 and is included in interest and dividend income-loans.
Treasury Stock
     Certain of CIB Marine’s subsidiary banks have acquired shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses.
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
     At March 31, 2005, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine FSB was classified as well capitalized and Central Illinois Bank, Marine – Wisconsin, CIB – Indiana and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at March 31, 2005, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank and, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana were each terminated as a result of improvements at such banks and replaced with Memoranda of Understanding (“Memoranda”), which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain Tier 1 capital equal to or exceeding 8% of total assets as defined in Part 325 of the FDIC Rules and Regulations, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. These restrictions are in force until such Orders, Memoranda and Agreements are terminated. Failure to comply with the Orders, Memoranda or Agreements could have a material adverse effect on CIB Marine and its operations. As of March 31, 2005, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Orders, Memoranda and Agreements.

Note 12 — Loss Per Share Computations
     The following provides a reconciliation of basic and diluted earnings per share from continuing operations:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(4,026)	$(8,552)

Weighted average shares outstanding:
Basic	18,333,779	18,259,831
Effect of dilutive stock options outstanding	—	—

Diluted	18,333,779	18,259,831

Per share loss:
Basic	$(0.22)	$(0.47)
Effect of dilutive stock options outstanding	—	—

	$(0.22)	$(0.47)

Note 13 — Subsequent Events
Charter Consolidation
     In March 2006 and August 2006, CIB Marine merged Marine FSB and CIB – Indiana, respectively, into Marine – Wisconsin. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.
Sale and Wind Down of Nonbank Subsidiaries
     CIB Construction/Canron
     Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In April 2005, Canron sold its remaining facility in Rexdale, Ontario for $8.2 million. A portion of the proceeds, $2.6 million, were used to pay off the remaining balance of its debt to CIB Marine. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During the last half of 2005, Canron paid $2.1 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $2.6 million to CIB Marine which CIB Marine recorded as a reduction of its investment in CIB Construction. In 2006, Canron paid $1.0 million in dividends to CIB Construction, and CIB Construction paid $1.6 million in dividends to CIB Marine. In the first quarter of 2007, Canron paid $0.9 million in dividends to CIB Construction and CIB Construction paid $1.0 million in dividends to CIB Marine. As of March 31, 2007, CIB Marine’s net investment in CIB Construction was approximately $(1.2) million.
     MICR
     In January 2005, CIB Marine retained the services of an investment broker to assist in the marketing and sale of MICR. Substantially all the assets and operations of MICR were sold in the fourth quarter of 2005. The sale resulted in a pretax gain of $0.2 million.
Regulatory Orders and Agreements
     In April 2005, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana entered into Memoranda of Understanding with the FDIC and their state banking regulators as a result of deficiencies related to controls over information technology. These memoranda were terminated in January 2006. In September 2006, the Written Agreement with Citrus Bank was terminated. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding.
Liquidity
     During 2005, 2006 and into 2007, some of the borrowing sources customarily utilized by CIB Marine continued to be contingent on subsidiary bank pledges of fixed income investment securities, including availability of federal funds purchased with correspondent banks, short-term borrowing availability from the Federal Home Loan Bank of Chicago and borrowing availability at the Federal Reserve Bank’s discount window.
     In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supports CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities would not be fully recovered and accordingly, recognized an other-than-temporary impairment loss of $2.0 million and $1.3 million on these securities during 2005 and 2006, respectively.
Loan Pool Purchase
     CIB Marine has purchased two pools of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation: a $47.8 million pool in June 2006 and a $48.2 million pool in February 2007. The 2006 purchase was funded with $12.0 million in FHLB Chicago borrowings with the remainder coming from cash on hand. The 2007 purchase was funded with cash on hand and $15.0 million in FHLB Chicago borrowings. The June 2006 pool consisted of 989 loans at purchase with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. The February 2007 pool included at purchase 965 loans with a weighted average yield of 9.98%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and FICO score of 709. The majority of the loans in the purchased pools are not considered to be loans to subprime borrowers. CIB Marine hired an outside consulting firm with experience in home equity loan pool purchases to assist it in selecting the selling company and in the due diligence process performed on a sample of the purchased loans. CIB Marine continues to look at alternative investments including possible further loan purchases in an effort to increase both the balances of loans outstanding and the yield on its interest-earning assets.
Cost Controls and Reduction in Force Program
     During 2005 and 2006 and the first quarter of 2007, CIB Marine continued its overall cost savings program which included a reduction in force program and expense controls. Eligible employees impacted by the reduction in force program were paid severance using a consistent formula based upon employee status and years of service. Under the program, CIB Marine reduced its work force during 2006 and the first quarter of 2007 by 18 full-time equivalent employees with an annual base pay of $0.8 million and incurred approximately $0.2 million in severance expenses. The total number of full-time equivalent employees of companies included in continuing operations as of December 31, 2005 and 2006 and March 31, 2007 were 359, 301 and 292, respectively.
Branch Activities
     2005 – In the fourth quarter of 2005, after each of CIB Marine’s subsidiary banks performed an evaluation of the effectiveness of their respective branch networks, three branches were closed, one was sold and several others were actively solicited for sale. Central Illinois Bank closed a branch in Peoria, Illinois, CIB – Indiana closed a branch in Indianapolis, Indiana, and Citrus Bank closed a branch on Biscayne Boulevard in Miami, Florida. The deposits at these branches as of December 31, 2004 were $5.8 million, $6.9 million and $1.8 million, respectively. Citrus Bank also sold a branch in Sebring, Florida which held $11.0 million in deposits as of December 31, 2004. The net pretax income effects of these activities was a $0.1 million charge to expense as a result of expenses related to the two branch closings of $0.4 million offset by a $0.3 million gain on the branch sale. At December 31, 2005, CIB Marine had 37 branches holding $0.9 billion in deposits.
     2006 – Marine – Wisconsin sold branches in Grafton, Wisconsin and Omaha, Nebraska and closed its Rockville Rd., Indianapolis, Indiana branch with minimal costs. Also during 2006, Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of the six branches was $2.7 million. The total deposits of these sold branches as of December 31, 2005 were $78.8 million. At December 31, 2006, CIB Marine had 30 branches holding $0.8 billion in deposits.
     2007 – In February and May 2007, Marine – Wisconsin sold its Cedarburg and Brookfield, Wisconsin branches, resulting in a total net gain on the sales of $1.1 million. The branches had $49.9 million in deposits at the time of sales. During the second quarter of 2007, CIB Marine closed or had filed a regulatory application to close its Henderson, Nevada; Sun City, Arizona; and Indianapolis (Fox Road), Indiana branches. At December 31, 2006, these three branches had total deposits of $44.4 million. Deposits of closed branches are transferred to other CIB Marine branches.

Goodwill
     The balance of CIB Marine’s goodwill at December 31, 2005 is a result of prior branch acquisitions. As a result of the branch sales during 2006 and the first quarter of 2007, CIB Marine had no goodwill at March 31, 2007.
FDIC Deposit Insurance Premiums
     Deposit insurance premiums decreased to $1.1 million in 2006 primarily due to the reduction in the rate assessed Central Illinois Bank as a result of the improvement of the risk classification of the bank.
     In October 2006, the FDIC Board of Directors approved a One-Time Assessment Credit. This credit, totaling $0.6 million for CIB Marine’s subsidiary banks, will be recorded as a credit against regular FDIC insurance premium expense beginning in January 2007 and continue until the credit is exhausted. Of the $0.6 million, an estimated $0.2 million will be used to offset the FDIC insurance premium during 2007.
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes, in the last nine months of 2005 and during 2006, 166,833 and 332,916 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In September and October 2005, a total of 523,750 options were granted to various employees of the company at an exercise price of $4.10 per share. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, an additional 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47, and as of March 31, 2007 there were 1,118,089 options outstanding with a weighted average exercise price of $8.38. In May 2007, an additional 74,000 options were granted at an exercise price of $4.10 per share.
Late Filing of Tax Returns
     CIB Marine did not file all required federal and state tax returns for calendar years 2004 and 2005 by the required due dates. The 2004 federal return was subsequently filed in February 2007 and the state returns were filed during the second quarter of 2007. Although CIB Marine does not anticipate taxable income during these periods, penalties and interest may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue. Upon conclusion of the audit of the financial statements for 2005 and the filing of the related Form 10-K and Form 10-Qs with the SEC, CIB Marine intends to complete and file the 2005 tax returns.
Foreclosed properties
     Foreclosed properties were $2.9 million as of December 31, 2005, but were reduced to $0.1 million by December 31, 2006 and March 31, 2007 as a result of the sales of four properties at a recorded loss of $0.3 million.
FHLB Stock Investment Activity
     In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. As of both December 31, 2006 and March 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $0.6 million was categorized as required. The FHLB Chicago plans to facilitate the redemption of a limited amount of additional voluntary stock again in 2007 and 2008, as necessary to meet member demand.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of March 31, 2005 and results of operations for the quarter ended March 31, 2005. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Item 1A, Risk Factors of CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2005, and as may be described from time to time in CIB Marine’s subsequent SEC filings, and such factors are incorporated herein by reference. See also Item 1 – Legal Proceedings in Part II – Other Information of this Form 10-Q.
     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.
Results of Operations
Overview
     During 2005, CIB Marine continued its focus on improving its credit quality, and its liquidity and capital positions. Total assets declined from $1.4 billion at December 31, 2004 to $1.3 billion at March 31, 2005 primarily due to a decrease in loans, and CIB Marine’s net loss decreased $6.6 million, or 56.0% from a net loss of $11.8 million in the first quarter of 2004 to a net loss of $5.2 million in the first quarter of 2005. The decrease in the net loss was due to a $4.5 million decrease in loss from continuing operations and a $2.1 million decrease in loss from discontinued operations. The 2004 net loss from discontinued operations includes a $1.0 million impairment loss on MSI and a $1.9 million impairment loss on MICR. The results from discontinued operations are comprised of impairment losses on assets held for disposal, net gains and losses on sales of assets held for disposal and the operating results of companies held for disposal. Discontinued operations for 2005 includes MICR, MSI and CIB Construction and 2004 includes MICR, MSI, CIB Construction, CIB – Chicago and Commercial Finance. During 2004, CIB Marine sold CIB – Chicago and Commercial Finance and substantially all the assets and operations of MSI. In 2005, CIB Marine continued its wind down of the remaining business affairs of MSI and CIB Construction, including its subsidiary Canron which is in voluntary liquidation.
     The $4.5 million decrease in loss from continuing operations for the first quarter of 2005 compared to the first quarter of 2004 was driven by an $8.4 million decrease in provision for credit losses due to an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine in 2004 and 2005. This amount was partially offset by a $2.6 million decrease in net interest income and a $1.4 million decrease in income tax benefit.
     Diluted loss per share decreased $0.37 from $0.65 for the first quarter of 2004 to $0.28 for the first quarter of 2005. The loss on average assets for continuing operations was (1.21%) in the first quarter of 2005, as compared to (2.08%) in the first quarter of 2004. The loss on average equity for continuing operations was (17.99%) in the first quarter of 2005, as compared to (31.01%) in the first quarter of 2004.
     CIB Marine had 41 banking facilities at both March 31, 2005 and December 31, 2004 and 470 full-time equivalent employees at March 31, 2005, as compared 482 at December 31, 2004.
     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Consolidated Financial Data
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or for the Quarter Ended March 31,
	2005	2004
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,406	$19,869
Interest expense	8,383	10,270

Net interest income	7,023	9,599
Provision for credit losses	(1,127)	7,321

Net interest income after provision for credit losses	8,150	2,278
Noninterest income	918	819
Noninterest expense	13,089	13,050

Loss from continuing operations before income taxes	(4,021)	(9,953)
Income tax benefit	(5)	(1,401)

Net loss from continuing operations	(4,026)	(8,552)
Discontinued operations:
Pretax income (loss) from discontinued operations	728	(2,182)
Income tax expense	1,895	1,061

Net income (loss) from discontinued operations	(1,167)	(3,243)

Net loss	$(5,193)	$(11,795)

Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.22)	$(0.47)
Discontinued operations	(0.06)	(0.18)

Net loss	$(0.28)	$(0.65)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.22)	$(0.47)
Discontinued operations	(0.06)	(0.18)

Net loss	$(0.28)	$(0.65)

Dividends	—	—
Book value per share	$4.73	$5.55
Weighted average shares outstanding-basic	18,333,779	18,259,831
Weighted average shares outstanding-diluted	18,333,779	18,259,831
Financial Condition Data
Total assets	$1,329,684	$3,157,719
Loans	636,148	2,190,937
Allowance for loan losses	(28,300)	(114,642)
Securities	471,029	657,156
Deposits	1,128,042	2,792,259
Borrowings, including junior subordinated debentures	87,027	204,761
Stockholders’ equity	86,733	100,132
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.17%	2.41%
Net interest spread (2)	1.73	2.17
Noninterest income to average assets (3)	0.32	0.45
Noninterest expense to average assets	3.85	3.33
Efficiency ratio (4)	159.60	118.79
Loss on average assets (5)	(1.56)	(1.49)
Loss on average equity (6)	(23.20)	(42.76)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	7.64%	10.69%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.88	8.69
Allowance for loan losses to loans	4.45	5.27
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	58.24	49.28
Net charge-offs annualized to average loans	0.07	1.32
Capital ratios:
Total equity to total assets	6.52%	3.17%
Total risk-based capital ratio	19.22	7.20
Tier 1 risk-based capital ratio	14.16	4.88
Leverage capital ratio	8.59	3.98
Other data:
Number of employees (full-time equivalent)(7)	470	869
Number of banking facilities	41	58

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of March 31, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.24% and 2.46%, respectively.

(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

(7)	Does not include employees (full-time equivalent) of companies that are not part of banking activities and that were acquired from borrowers who were in default of their obligations to CIB Marine as follows:

	March 31,
	2005	2004
MICR	34	39
Canron	2	9

	36	48

     CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or for the Quarter Ended March 31,
	2005	2004
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,406	$19,869
Interest expense	8,383	10,270

Net interest income	7,023	9,599
Provision for credit losses	(1,127)	7,321

Net interest income after provision for credit losses	8,150	2,278
Noninterest income	918	819
Noninterest expense	13,089	13,050

Loss from continuing operations before income taxes	(4,021)	(9,953)
Income tax benefit	(5)	(1,401)

Net loss from continuing operations	$(4,026)	$(8,552)

Common Share Data
Basic loss per share from continuing operations	$(0.22)	$(0.47)
Diluted loss per share from continuing operations	$(0.22)	$(0.47)
Dividends	—	—
Book value per share	$4.73	$5.55
Weighted average shares outstanding-basic	18,333,779	18,259,831
Weighted average shares outstanding-diluted	18,333,779	18,259,831
Financial Condition Data
Total assets	$1,315,248	$1,627,537
Loans	636,148	1,145,185
Allowance for loan losses	(28,300)	(55,573)
Securities	471,029	377,576
Deposits	1,128,042	1,466,532
Borrowings, including junior subordinated debentures	87,027	75,916
Stockholders’ equity	86,733	100,132
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.18%	2.37%
Net interest spread (2)	1.74	2.08
Noninterest income to average assets (3)	0.28	0.20
Noninterest expense to average assets	3.93	3.17
Efficiency ratio (4)	164.83	125.26
Loss on average assets (5)	(1.21)	(2.08)
Loss on average equity (6)	(17.99)	(31.01)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	7.64%	6.32%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.92	4.60
Allowance for loan losses to loans	4.45	4.85
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	58.24	76.79
Net charge-offs annualized to average loans	0.07	2.07
Capital ratios:
Total equity to total assets	6.59%	6.15%
Total risk-based capital ratio	19.54	13.40
Tier 1 risk-based capital ratio	14.41	10.01
Leverage capital ratio	8.60	7.59
Other data:
Number of employees (full-time equivalent)	470	574
Number of banking facilities	41	42

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of March 31, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.25% and 2.44%, respectively.

(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

Net Interest Income
     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. For 2005 and 2004 CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2005 and 2004 has not been adjusted to reflect the tax-equivalent basis. See the Income Tax discussion for additional information.
     TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended March 31,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
			(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$426,389	$3,190	2.99%	$637,520	$3,805	2.39%
Tax-exempt (1)	14,653	177	4.83	50,261	465	3.70

Total securities	441,042	3,367	3.05	687,781	4,270	2.48
Loans (2)(3):
Commercial	163,661	2,346	5.81	679,312	9,140	5.41
Commercial real estate	506,015	8,210	6.58	1,574,103	23,420	5.98
Consumer	24,276	414	6.92	45,703	656	5.77

Total loans	693,952	10,970	6.41	2,299,118	33,216	5.81
Federal funds sold	169,398	1,069	2.56	100,412	255	1.02
Loans held for sale	964	11	4.63	23,561	308	5.26

Total interest-earning assets	1,305,356	15,417	4.78	3,110,872	38,049	4.92
Noninterest-earning assets
Cash and due from banks	31,023			51,240
Premises and equipment	14,405			29,339
Allowance for loan losses	(29,796)			(110,926)
Receivables from sale of stock	(946)			(5,200)
Accrued interest receivable and other assets	32,840			105,874

Total noninterest-earning assets	47,526			70,327

Total assets	$1,352,882			$3,181,199

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$61,822	$195	1.28%	$84,552	$221	1.05%
Money market	215,046	1,027	1.94	413,059	1,442	1.40
Other savings deposits	42,465	141	1.35	236,673	838	1.42
Time deposits (4)	715,903	5,314	3.01	1,910,053	14,159	2.98

Total interest-bearing deposits	1,035,236	6,677	2.62	2,644,337	16,660	2.53
Borrowings — short-term	12,935	81	2.54	83,813	1,098	5.27
Borrowings — long-term (4)	7,250	90	5.03	45,921	284	2.49
Junior subordinated debentures	61,857	1,561	10.09	61,857	1,363	8.81

Total borrowed funds	82,042	1,732	8.46	191,591	2,745	5.75

Total interest-bearing liabilities	1,117,278	8,409	3.05	2,835,928	19,405	2.75
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	121,533			202,482
Accrued interest and other liabilities	23,292			31,853

Total noninterest-bearing liabilities	144,825			234,335

Total liabilities	1,262,103			3,070,263
Stockholders’ equity	90,779			110,936

Total liabilities and stockholders’ equity	$1,352,882			$3,181,199

Net interest income and net interest spread (1)(5)		$7,008	1.73%		$18,644	2.17%

Net interest-earning assets	$188,078			$274,944

Net interest margin (1)(6)			2.17%			2.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.10

(1)	For 2005 and 2004 CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of March 31, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.24% and 2.46%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.3 million and $1.1 million for the quarters ended March 31, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
     Reconciliation of net interest income – net of discontinued operations

	Quarter ended March 31,
	2005	2004
	(Dollars in thousands)
Interest income reported in margin table(1)	$15,417	$38,049
Interest income included in discontinued operations	(11)	(18,180)

Interest income as reported in consolidated statement of operations	15,406	19,869

Interest expense reported in margin table	8,409	19,405
Interest expense included in discontinued operations	(26)	(9,135)

Interest expense as reported in consolidated statement of operations	8,383	10,270

Net interest income reported in margin table(1)	7,008	18,644
Net discontinued operations	15	(9,045)

Net interest income, net of adjustments as reported in consolidated statement of operations	$7,023	$9,599

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004 and as of March 31, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended March 31,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$426,389	$3,190	2.99%	$359,222	$2,243	2.50%
Tax-exempt (1)	14,653	177	4.83	21,139	231	4.37

Total securities	441,042	3,367	3.05	380,361	2,474	2.60
Loans (2)(3):
Commercial	163,661	2,346	5.81	366,837	4,560	5.00
Commercial real estate	506,015	8,210	6.58	787,769	12,164	6.21
Consumer	24,276	414	6.92	35,011	512	5.88

Total loans	693,952	10,970	6.41	1,189,617	17,236	5.83
Federal funds sold	169,072	1,069	2.56	60,128	157	1.05
Loans held for sale	—	—	—	56	2	14.36

Total interest-earning assets	1,304,066	15,406	4.78	1,630,162	19,869	4.90
Noninterest-earning assets
Cash and due from banks	31,115			33,049
Premises and equipment	14,374			15,981
Allowance for loan losses	(29,796)			(54,871)
Receivables from sale of stock	(946)			(2,273)
Accrued interest receivable and other assets	32,490			33,968

Total noninterest-earning assets	47,237			25,854

Total assets of continuing operations	1,351,303			1,656,016
Assets of companies held for disposal	1,579			1,525,183

Total assets	$1,352,882			$3,181,199

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$61,822	$195	1.28%	$59,514	$156	1.05%
Money market	215,046	1,027	1.94	356,727	1,276	1.44
Other savings deposits	42,465	141	1.35	36,064	109	1.22
Time deposits (4)	715,903	5,314	3.01	903,745	6,873	3.06

Total interest-bearing deposits	1,035,236	6,677	2.62	1,356,050	8,414	2.50
Borrowings — short-term	11,682	55	1.91	29,665	291	3.95
Borrowings — long-term (4)	7,250	90	5.03	15,750	202	5.16
Junior subordinated debentures	61,857	1,561	10.09	61,857	1,363	8.81

Total borrowed funds	80,789	1,706	8.46	107,272	1,856	6.93

Total interest-bearing liabilities	1,116,025	8,383	3.04	1,463,322	10,270	2.82
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	121,533			126,244
Accrued interest and other liabilities	21,384			8,643

Total noninterest-bearing liabilities	142,917			134,887

Total liabilities of continuing operations	1,258,942			1,598,209
Liabilities of companies held for disposal	3,161			1,472,054

Total liabilities	1,262,103			3,070,263
Stockholders’ equity	90,779			110,936

Total liabilities and stockholders’ equity	$1,352,882			$3,181,199

Net interest income and net interest spread (1)(5)		$7,023	1.74%		$9,599	2.08%

Net interest-earning assets	$188,041			$166,840

Net interest margin (1)(6)			2.18%			2.37%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.11

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of March 31, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.25% and 2.44%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.3 million and $0.5 million for the quarters ended March 31, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

     Net interest income decreased $2.6 million, or 26.8%, from $9.6 million for the first quarter of 2004 to $7.0 million for the first quarter of 2005. The decrease was mainly due to a $326.1 million decline in the average balance of interest-earning assets, driven by a decline in the average loan balance as CIB Marine continued its focus of improving the quality of its credit portfolio on interest-earning assets.
     Total interest income decreased $4.5 million, or 22.5%, from $19.9 million in the first quarter of 2004 to $15.4 million in the first quarter of 2005. The decrease was primarily the result of a $326.1 million, or 20.0%, decrease in average interest-earning assets. The largest decrease was in interest income on loans, which declined $6.3 million or 36.4% from $17.2 million for the first quarter of 2004 to $11.0 million for the first quarter of 2005. The decrease in loan interest income was primarily due to a $495.7 million decrease in the average balance of loans outstanding as CIB Marine continued its focus on improving the credit quality of the loan portfolio. The decrease in loan interest income was partially offset by an increase in interest income on securities and federal funds sold. Interest income on securities and federal funds sold each increased by $0.9 million during the first quarter of 2005 as compared to the same period in 2004 due to higher average yields and an increase in the average balance as CIB Marine invested excess funds resulting from loans declining at a faster pace than deposits.
     Total interest expense decreased $1.9 million, or 18.4%, from $10.3 million in the first quarter of 2004 to $8.4 million in the first quarter of 2005. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $1.7 million in the first quarter of 2005 as compared to the same period in 2004. The decrease in interest expense on deposits was driven by a $320.8 million decrease in the average balance resulting from CIB Marine’s liability and pricing management initiatives in response to reduced interest-earning assets.
     CIB Marine’s net interest spread decreased 34 basis points from 2.08% for the quarter ended March 31, 2004, to 1.74% for the quarter ended March 31, 2005. The decrease was primarily due to the change in the mix of average interest-earning assets as higher yielding loans which comprised 73.0% of total average interest-earning assets for the quarter ended March 31, 2004 decreased to 53.2% of average interest-earning assets for the quarter ended March 31, 2005. During the first quarter of 2005, the investment balances as a percentage of average interest-earning assets increased as loans declined faster than deposits. The net interest margin declined 19 basis points during the same period.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended March 31, 2005 Compared to
	Quarter Ended March 31, 2004 (2)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$(1,442)	$827	$(615)	(16.16)%
Securities — tax-exempt (1)	(400)	112	(288)	(61.94)

Total securities	(1,842)	939	(903)	(21.15)
Commercial	(7,414)	620	(6,794)	(74.33)
Commercial real estate	(17,297)	2,087	(15,210)	(64.94)
Consumer	(351)	109	(242)	(36.89)

Total loans (including fees)	(25,062)	2,816	(22,246)	(66.97)
Federal funds sold	255	559	814	319.22
Loans held for sale	(264)	(33)	(297)	(96.43)

Total interest income(1)	(26,913)	4,281	(22,632)	(59.48)
Interest Expense
Interest-bearing demand deposits	(67)	41	(26)	(11.76)
Money market	(838)	423	(415)	(28.78)
Other savings deposits	(654)	(43)	(697)	(83.17)
Time deposits	(8,978)	133	(8,845)	(62.47)

Total deposits	(10,537)	554	(9,983)	(59.92)
Borrowings — short-term	(631)	(386)	(1,017)	(92.62)
Borrowings — long-term	(348)	154	(194)	(68.31)
Junior subordinated debentures	—	198	198	14.53

Total borrowed funds	(979)	(34)	(1,013)	(36.90)

Total interest expense	(11,516)	520	(10,996)	(56.67)

Net interest income(1)	$(15,397)	$3,761	$(11,636)	(62.41)%

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004 and as of March 31, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended March 31, 2005 Compared to
	Quarter Ended March 31, 2004 (2)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$460	$487	$947	42.22%
Securities — tax-exempt (1)	(77)	24	(53)	(22.94)

Total securities	383	511	894	36.14
Commercial	(2,849)	635	(2,214)	(48.55)
Commercial real estate	(4,621)	667	(3,954)	(32.51)
Consumer	(175)	77	(98)	(19.14)

Total loans (including fees)	(7,645)	1,379	(6,266)	(36.35)
Federal funds sold	508	403	911	580.25
Loans held for sale	(2)	—	(2)	(100.00)

Total interest income(1)	(6,756)	2,293	(4,463)	(22.46)
Interest Expense
Interest-bearing demand deposits	6	33	39	25.00
Money market	(601)	352	(249)	(19.51)
Other savings deposits	20	12	32	29.36
Time deposits	(1,448)	(111)	(1,559)	(22.68)

Total deposits	(2,023)	286	(1,737)	(20.64)
Borrowings — short-term	(128)	(108)	(236)	(81.10)
Borrowings — long-term	(107)	(5)	(112)	(55.45)
Junior subordinated debentures	—	198	198	14.53

Total borrowed funds	(235)	85	(150)	(8.08)

Total interest expense	(2,258)	371	(1,887)	(18.37)

Net interest income(1)	$(4,498)	$1,922	$(2,576)	(26.84)%

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004 and as of March 31, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a negative $1.1 million in the first quarter of 2005, as compared to a $7.3 million expense in the same period of 2004. The decrease in the provision was primarily due to a decline in the amount of loans outstanding at March 31, 2005 as compared to March 31, 2004 and an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine in 2004 and 2005.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Loan fees	$118	$276
Deposit service charges	310	452
Other service fees	361	46
Other income	129	45

	$918	$819

     Noninterest income increased $0.1 million from $0.8 million for the first quarter of 2004 to $0.9 million for the first quarter of 2005. Decreased loan fees of $0.2 million and decreased deposit service charges of $0.1 million, resulting from lower loan and deposit volumes in 2005 as compared to 2004, offset the increase in other service fees of $0.3 million. The increase in other service fees for the quarter ended March 31, 2005 is primarily due to processing services provided by CIB Marine to CIB – Chicago subsequent to the sale of CIB – Chicago.

Noninterest Expense
     The following table presents the significant components of noninterest expense:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Compensation and employee benefits	$7,060	$8,046
Equipment	945	1,150
Occupancy and premises	991	835
Professional services	547	577
Impairment loss on investment securities	1,120	—
Write down and losses on assets	297	198

Other expense:
Payroll and other processing charges	29	37
Correspondent bank charges	60	96
Advertising/marketing	222	183
Communications	304	323
Supplies and printing	132	115
Shipping and handling	166	203
Collection expense	63	64
FDIC and state assessment	520	454
Recording and filing fees	28	23
Foreclosed property	19	153
Other expense	586	593

Total other expense	2,129	2,244

Total noninterest expense	$13,089	$13,050

     Total noninterest expense increased $0.04 million, or 0.3%, from $13.1 million for the first quarter of 2004 to $13.1 million for the first quarter of 2005. The increase was primarily the result of a $1.0 million decrease in compensation and employee benefits, partially offset by a $1.0 million impairment loss on investment securities.
     Compensation and employee benefits is the largest component of noninterest expense and represented 53.9% of total noninterest expense for the first quarter of 2005 compared to 61.7% for the first quarter of 2004. Compensation and employee benefits decreased $1.0 million, or 12.3% during the first quarter of 2005 as compared to the first quarter of 2004. The decrease in compensation and employee benefit expense is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004. The cost savings program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions.
     During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at March 31, 2005. Accordingly, CIB Marine realized a $1.1 million other-than-temporary loss on these certain securities during the first quarter of 2005.
     During the first quarter of 2005, CIB Marine recognized $0.3 million in total losses related to the impairment and sale of other investments, loans and foreclosed properties as compared to $0.2 million in 2004. The increase was primarily due to $0.1 million impairment losses recognized on other investments as compared to a $0.2 million loss recognized on the sale of other investments during 2004.
Income Taxes
     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. CIB Marine is currently under audit by the Illinois Department of Revenue (“IDR”) relative to its investment in an Illinois REIT. The REIT was formed as a subsidiary of a former Illinois subsidiary that was sold in 2004. Although CIB Marine believes it has both statutory authority and sound business purposes for establishing the REIT, the IDR audit has caused it to re-examine its Illinois tax exposure. Consequently CIB Marine charged its 2005 discontinued operations in the amount of $1.9 million to recognize its exposure.
     Additionally, Canron had a net reduction in prior year exposure items of $0.4 million related to certain individually insignificant items.

Financial Condition
Overview
     During 2005, CIB Marine continued its focus on improving its credit quality. At March 31, 2005, CIB Marine had total assets of $1.3 billion, a $56.2 million or 4.1% decrease, from $1.4 billion at December 31, 2004. The decrease was driven by a declining loan balance which decreased by $109.2 million from $717.1 million at December 31, 2004 to $607.8 million at March 31, 2005 and federal funds sold which decreased $24.2 million. These decreases were partially offset by a $92.0 million increase in securities as CIB Marine invested excess funds resulting from a slower decline in deposits as compared to loans.
Federal Funds Sold
     Federal funds sold decreased $24.2 million from $192.2 million at December 31, 2004 to $167.9 million at March 31, 2005. The decrease was mainly due to CIB Marine’s strategy of investing in higher yielding, longer term securities during 2005. At December 31, 2004, CIB Marine was invested in more liquid assets to ensure it could address any potential liquidity issues brought on as a result the deterioration in the credit portfolio during 2003 and 2004.
Securities
     Total securities at March 31, 2005, were $471.0 million, an increase of $92.0 million, or 24.3%, compared to $379.0 million at December 31, 2004. The ratio of total securities to total assets was 35.4% at March 31, 2005, as compared to 27.3% at December 31, 2004. The increase was the result of excess investment funds as loan volumes declined at a faster pace than deposits and CIB Marine’s movement into longer term investments.
     At March 31, 2005, the net unrealized loss on available for sale securities was $1.6 million, compared to $0.6 million at December 31, 2004.
Loans
     Loans, net of the allowance for loan losses, were $607.8 million at March 31, 2005, a decrease of $109.2 million, or 15.2%, from December 31, 2004, and represented 45.7% of CIB Marine’s total assets at March 31, 2005, and 51.7% at December 31, 2004. The decrease was mainly due to CIB Marine’s continued focus during 2005 to improving the asset quality of the portfolio. The majority of the decrease was in commercial loans and commercial real estate loans which declined $53.9 million and $40.2 million, respectively.
Credit Concentrations
     At March 31, 2005, CIB Marine had no secured borrowing relationships to one borrower or a related group of borrowers that exceeded 25% of stockholders’ equity as compared to one at December 31, 2004. At December 31, 2004, the total outstanding commitments on the one borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, were 33% of equity and 4% of total loans. The principal drawn and outstanding on this one relationship at December 31, 2004 was $30.8 million.
     At March 31, 2005, CIB Marine also had credit relationships, including those in assets held for sale, within seven industries or industry groups that exceeded 25% of its stockholders’ equity.

	March 31, 2005			December 31, 2004
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$214.5	34%	247%	$221.8	30%	239%
Residential Real Estate Developers	82.5	13	95	108.8	15	117
Motel and Hotel	65.1	10	75	77.9	10	84
Manufacturing	42.4	7	49	57.3	8	62
Retail Trade	32.8	5	38	37.1	5	40
Health Care Facilities	29.8	5	34	31.4	4	34
Nursing/Convalescent Home	26.8	4	31	29.0	4	31
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At March 31, 2005 the allowance for loan losses was $28.3 million, or 4.4%, of total loans, compared to $29.6 million, or 4.0% of total loans, at December 31, 2004. The decrease in the allowance was primarily due to a decrease in the amount of loans outstanding and a decrease in the amount of nonperforming loans at March 31, 2005 as compared to December 31, 2004. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the first quarter of 2005 were $0.9 million, while recoveries were $0.8 million, as compared to $6.3 million and $0.2 million, respectively, for the same period of 2004.
     The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 58.2% at March 31, 2005 compared to 47.1% at December 31, 2004. The increase in this ratio was due to a decline in the amount of loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at March 31, 2005 as compared to December 31, 2004. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

     The following table summarizes changes in the allowance for loan losses:
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$29,551	$109,872
Loans charged-off
Commercial	(301)	(7,834)
Commercial real estate	(565)	(95)
Commercial real estate construction	—	—
Residential real estate	(49)	—
Consumer	(5)	(35)

Total loans charged-off	(920)	(7,964)
Recoveries of loans charged-off
Commercial	675	216
Commercial real estate	116	93
Commercial real estate construction	—	113
Residential real estate	—	—
Consumer	5	13

Total loan recoveries	796	435

Net loans charged-off	(124)	(7,529)
Transfer to allowance for loan loss for unfunded standby letters of credit for funded standby letters of credit	—	5,000
Provision for loan losses:
Continuing operations	(1,127)	7,651
Discontinued operations	—	403

	(1,127)	8,054

Ending balance	$28,300	$115,397

Total loans	$636,148	$2,190,937
Average total loans	693,952	2,299,118
Ratios
Allowance for loan losses to total loans	4.45%	5.27%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	58.24	49.28
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(0.93)	4.51
Commercial real estate	0.36	(0.03)
Consumer	0.82	0.19
Total loans	0.07	1.32
Ratio of recoveries to loans charged-off	86.52	5.46

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$29,551	$54,382
Loans charged-off
Commercial	(301)	(6,191)
Commercial real estate	(565)	(95)
Commercial real estate construction	—	—
Residential real estate	(49)	—
Consumer	(5)	(4)

Total loans charged-off	(920)	(6,290)
Recoveries of loans charged-off
Commercial	675	102
Commercial real estate	116	54
Commercial real estate construction	—	—
Residential real estate	—	—
Consumer	5	4

Total loan recoveries	796	160

Net loans charged-off	(124)	(6,130)
Provision for loan losses	(1,127)	7,321

Ending balance	$28,300	$55,573

Total loans	$636,148	$1,145,185
Average total loans	693,952	1,189,617
Ratios
Allowance for loan losses to total loans	4.45%	4.85%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	58.24	76.79
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(0.93)	6.68
Commercial real estate	0.36	0.02
Consumer	0.82	—
Total loans	0.07	2.07
Ratio of recoveries to loans charged-off	86.52	2.54
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
     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$18,226	$25,431	$98,833
Commercial real estate	14,775	23,020	103,873
Commercial real estate construction	5,374	5,399	13,139
Residential real estate	421	477	2,402
Home equity	—	—	680
Consumer	—	—	4

Total nonaccrual loans	38,796	54,327	218,931
Foreclosed properties	2,954	3,038	40,103
Restructured loans	1,524	1,536	2,926

	43,274	58,901	261,960

Nonperforming assets included in assets of companies held for disposal (1):
Nonaccrual loans	—	—	(151,458)
Foreclosed properties	(100)	(100)	(37,687)
Restructured loans	—	—	(6)

Total nonperforming assets of companies held for disposal	(100)	(100)	(189,151)

Total nonperforming assets, excluding assets of companies held for disposal	$43,174	$58,801	$72,809

Loans 90 Days or More Past Due and Still Accruing
Commercial	2,002	1,009	733
Commercial real estate	4,380	5,902	10,970
Commercial real estate construction	1,892	—	626
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—

Total company	$8,274	$6,911	$12,329
Loans 90 day or more past due and still accruing included in assets of companies held for disposal (1)	—	—	(10,349)

Net	$8,274	$6,911	$1,980

Allowance for loan losses:
Total company	$28,300	$29,551	$115,397
Allowance for loans loss included in assets of companies held for disposal (1)	—	—	(59,824)

Net	$28,300	$29,551	$55,573

Total loans:
Total company	$636,148	$746,615	$2,190,937
Loans included in assets of companies held for disposal	—	—	(1,045,752)

Net	$636,148	$746,615	$1,145,185

Total assets:
Total company	$1,329,684	$1,385,908	$3,157,719
Assets of companies held for disposal	(14,436)	(14,865)	(1,530,182)

Net	$1,315,248	$1,371,043	$1,627,537

Ratios: Total Company-Continuing and Discontinued Operations:
Nonaccrual loans to total loans	6.10%	7.28%	9.99%
Foreclosed properties to total assets	0.22	0.22	1.27
Nonperforming assets to total assets	3.25	4.25	8.30
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	7.64	8.41	10.69

Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.88	4.75	8.69
Ratios: Continuing Operations only (excludes assets of companies held for disposal (1)):
Nonaccrual loans to total loans	6.10%	7.28%	5.89%
Foreclosed properties to total assets	0.22	0.21	0.15
Nonperforming assets to total assets	3.29	4.29	4.47

Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	7.64	8.41	6.32

Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.92	4.79	4.60

(1)	The assets of CIB-Chicago were transferred to companies held for disposal during the third quarter of 2004. However, for comparative purposes the assets of CIB — Chicago are excluded from the March 31, 2004 ratios.

     Nonaccrual loans decreased $15.5 million, or 28.6%, from $54.3 million at December 31, 2004 to $38.8 million at March 31, 2005 primarily due to payments made during the first quarter of 2005. The ratio of nonaccrual loans to total loans was 6.10% at March 31, 2005, compared to 7.28% at December 31, 2004.
     At March 31, 2005, CIB Marine had nine borrowing relationships (loans to one borrower or a group of borrowers) that were classified as nonaccrual and exceeded $1.0 million. These nine relationships accounted for $31.8 million, or 81.6%, of total nonaccrual loans as of March 31, 2005 and consisted of the following:
•	Commercial loans totaling $8.8 million to related borrowers secured by a first lien on business assets and intellectual property. At March 31, 2005, specific reserves of $3.5 million were allocated to this borrowing relationship with $5.0 million charged-off. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans in the total amount of $6.2 million to related borrowers secured by first mortgages on two commercial properties and two developments. As of March 31, 2005, specific reserves of $0.4 million were allocated to this relationship. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $3.6 million to a borrower secured by a first mortgage and business assets. At March 31, 2005, specific reserves in the amount of $0.4 million were allocated to this relationship. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $3.5 million to related borrowers secured by a second mortgage on two office buildings and business assets. At March 31, 2005, $0.8 million in specific reserves were allocated to this relationship. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $2.5 million to a borrower secured by first mortgages on three commercial warehouse properties with $0.9 million charged-off as of March 31, 2005. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $2.5 million to related borrowers secured by business assets and first mortgages on three commercial properties with $0.9 million allocated in specific reserves. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans to a borrower totaling $1.7 million secured by first and second mortgages on a commercial property. As of March 31, 2005 specific reserves of $0.3 million were allocated to this relationship. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $1.6 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties with net charge-offs totaling $4.4 million. While CIB Marine believes the collateral securing the obligations approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $1.4 million to a borrower secured by a first mortgage lien on commercial property. At March 31, 2005, $0.2 million of specific reserves were allocated to this relationship. While CIB Marine believes the collateral securing the obligations approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.
     Foreclosed properties were $2.9 million at both March 31, 2005 and December 31, 2004 and consisted of three properties at March 31, 2005 as compared to four properties at December 31, 2004. All foreclosed properties were held for sale. During the first quarter of

2005, CIB Marine sold one property which had a carrying value of $0.1 million at December 31, 2004, and recognized a $0.01 million loss on the sale.
     At March 31, 2005 foreclosed properties consisted of the following:
•	A vacant commercial parcel located in Illinois which had a carrying value of $0.9 million at March 31, 2005. The property was acquired through a deed in lieu of foreclosure in 2002.

•	An industrial building located in Wisconsin which had a balance of $0.8 million at March 31, 2005. The property was acquired through foreclosure proceedings in 2003.

•	A single family home located in Florida which had a balance of $1.1 million at March 31, 2005. The property was acquired through foreclosure proceedings in the third quarter of 2004.
     Restructured loans were $1.5 million at both March 31, 2005 and December 31, 2004. The balance at both March 31, 2005 and December 31, 2004 was due to one commercial real estate loan with a balance of $1.5 million. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $8.3 million in loans that were 90 days or more past due and still accruing at March 31, 2005 compared to $6.9 million at December 31, 2004. Two borrowing relationships within this category had outstanding balances in excess of $1.0 million at March 31, 2005. The combined outstanding balances of these two loans was $5.4 million and accounted for 64.8% of the total loans 90 days or more past due and still accruing at March 31, 2005. The loans within the two borrowing relationships were secured by a first mortgage on residential real-estate and a second mortgage on commercial property. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 3.92% at March 31, 2005, as compared to 4.79% at December 31, 2004.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $13.1 million from $51.0 million at December 31, 2004 to $37.9 million at March 31, 2005. The decrease in impaired loans was primarily due to payments and charge-offs. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	March 31, 2005	December 31, 2004	March 31, 2004
		(Dollars in thousands)
Impaired loans without a specific allowance	$13,244	$16,535	$30,278
Impaired loans with a specific allowance	24,685	34,431	188,319

Total impaired loans	37,929	50,966	218,597
Impaired loans of companies held for disposal (1)	—	—	(151,625)

Impaired loans not including assets of companies held for disposal	$37,929	$50,966	$66,972

Specific allowance related to impaired loans	$8,672	$10,282	$66,782
Specific allowance related to impaired loans included in assets of companies held for disposal (1)	—	—	(39,685)

Specific allowance related to impaired loans not including assets of companies held for disposal	$8,672	$10,282	$27,097

(1)	The assets of CIB-Chicago were transferred to companies held for disposal during the third quarter of 2004 and sold during the fourth quarter of 2004. However, for comparative purposes the assets of CIB — Chicago are included in the March 31, 2004 companies held for disposal amounts.

Companies Held For Disposal
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR and MSI at both March 31, 2005 and December 31, 2004.
     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.
Reconciliation of assets/liabilities of companies held for disposal

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$13,156	$13,697
MICR	2,788	2,706
MSI	890	1,429
Other (1)	(2,398)	(2,967)

Total Assets of companies held for disposal	$14,436	$14,865

Liabilities of companies held for disposal:
CIB Construction	$9,662	$10,222
MICR	808	864
MSI	1,684	2,360
Other (1)	(1,361)	(3,309)

Total liabilities of companies held for disposal	$10,793	$10,137

(1)	Includes mortgage banking assets/liabilities held by affiliates, tax liability in subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Intercompany loan and cash balances and interest income and expense between consolidated CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The net income or loss associated with CIB Construction is included in discontinued operations for all periods presented.

     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$877	$881
Accounts receivable	1,749	2,194
Other assets	2,191	3,547

Current assets	4,817	6,622
Property and equipment, net	8,339	7,075

Total assets	$13,156	$13,697

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$2,450	$2,700
Income tax payable	2,291	2,311
Other liabilities	4,921	5,211

Current liabilities	9,662	10,222
Stockholder’s equity	3,494	3,475

Total liabilities and stockholder’s equity	$13,156	$13,697

     MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB - Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. In January 2005, CIB Marine retained the services of an investment broker to assist in the marketing and sale of MICR. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal, and the net income or loss associated with MICR is included in discontinued operations for all periods presented. During the first quarter of 2005, MICR paid CIB Marine $0.7 million in dividends.
     The following table summarizes the composition of MICR’s balance sheet:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$155	$288
Accounts receivable	514	765
Inventory	1,096	1,121
Other current assets	509	28
Property and equipment, net	279	269
Goodwill, net	235	235

Total assets	$2,788	$2,706

Liabilities and stockholder’s equity:
Liabilities	$808	$864
Stockholder’s equity	1,980	1,824

Total liabilities and stockholder’s equity	$2,788	$2,706

     MSI
     In September 1995, CIB Marine acquired Mortgage Services of Illinois, Inc., a mortgage origination and mortgage brokerage services company. In 1998, CIB Marine changed the name of this subsidiary to Mortgage Services, Inc (“MSI”). MSI sold substantially all of these mortgage loans in the secondary market with servicing rights released. Due to the underperformance of this subsidiary, CIB Marine sold to an unrelated party substantially all of the assets and operations of MSI during the third quarter of 2004. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities include repurchase obligations relative to certain mortgage loans as a result of borrower fraud and/or documentation issues, and potential tax liabilities.

     The following table summarizes the composition of MSI’s balance sheet:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$22	$341
Loans held for sale	—	53
Property and equipment, net	—	35
Accrued income tax receivable	541	621
Other assets	327	379

Total assets	$890	$1,429

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$374	$303
Other liabilities	1,310	2,057

Total liabilities	1,684	2,360
Stockholder’s equity	(794)	(931)

Total liabilities and stockholder’s equity	$890	$1,429

     During the first quarter of 2004, based on the expected fair value of the subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss is included in discontinued operations on CIB Marine’s consolidated statements of operations. There were no impairment losses recognized during the first quarter of 2005.
Deposit Liabilities
     Total deposits decreased $50.4 million, or 4.3%, from $1.2 billion at December 31, 2004 to $1.1 billion at March 31, 2005. This decrease was primarily due to a $30.2 million decrease in time deposits and a $13.9 million decrease in savings deposits. The decrease in deposits is due to the less competitive rate setting practices adopted by CIB Marine for both money market accounts and time deposits, and a decline in overall commercial relationship banking activity as loan relationships declined. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 61.6% at March 31, 2005 and 61.5% at December 31, 2004. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At March 31, 2005 time deposits of $100,000 or more amounted to $181.9 million, or 26.2%, of total time deposits, compared to $248.5 million and 34.3% at December 31, 2004. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $57.0 million, or 8.2%, of total time deposits at March 31, 2005, and $62.0 million, or 8.6% of total time deposits at December 31, 2004.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, decreased $0.9 million from $87.9 million at December 31, 2004 to $87.0 million at March 31, 2005. The decline occurred in short-term borrowings which were $17.9 million at March 31, 2005 as compared to $18.8 million at December 31, 2004.
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
     At March 31, 2005, pursuant to FDIC regulations in 12 C.F.R. Part 325 Marine FSB was classified as well capitalized and Central Illinois Bank, Marine — Wisconsin, CIB — Indiana and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at March 31, 2005, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank and, Central Illinois Bank, Marine — Wisconsin and CIB — Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. In April 2005, the Cease and Desist Orders at Marine - Wisconsin and CIB — Indiana were each terminated as a result of improvements at such banks and replaced with Memoranda of Understanding (“Memoranda”), which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain Tier 1 capital equal to or exceeding 8% of the total assets as defined in Part 325 of the FDIC Rules and Regulations, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. These restrictions are in force until such Orders, Memoranda and Agreements are terminated. Failure to comply with the Orders, Memoranda or Agreements could have a material adverse effect on CIB Marine and its operations. As of March 31, 2005, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Orders and Agreements.
     The risk-based capital information of CIB Marine at March 31, 2005 and December 31, 2004 is contained in the following table.

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Risk weighted assets	$821,129	$942,040

Average assets (1)	1,353,238	2,194,824

Capital components
Stockholders’ equity	$86,733	$92,892
Restricted Core Capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in Consolidated Subsidiaries	—	—

Total restricted core capital elements	60,000	60,000
Disallowed amounts	(31,089)	(29,036)

Maximum allowable in tier 1 capital	28,911	30,964
Nonfinancial equity items	(14)	(15)
Less: disallowed intangibles	(982)	(982)
Less: unrealized gain on securities	1,608	642

Tier 1 capital	116,256	123,501
Allowable allowance for loan losses	10,487	11,995
Allowable subordinated debentures net of investment in trust	31,089	29,036

Total risk-based capital	$157,832	$164,532

			Minimum Required To
			be Adequately
	Actual		Capitalized
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
March 31, 2005
Total capital to risk weighted assets	$157,832	19.22%	$65,690	8.00%
Tier 1 capital to risk weighted assets	116,256	14.16	32,845	4.00
Tier 1 leverage to average assets	116,256	8.59	54,130	4.00

December 31, 2004
Total capital to risk weighted assets	$164,532	17.47%	$75,363	8.00%
Tier 1 capital to risk weighted assets	123,501	13.11	37,682	4.00
Tier 1 leverage to average assets	123,501	5.63	87,793	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
New Accounting Pronouncements
     Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123R). The objective of SFAS 123R is to recognize in an entity’s financial statements the cost of employee services received in exchange for valuable equity instruments issued to employees in share-based payment transactions. A key provision of SFAS 123R requires public companies to adopt a fair value-based method of accounting. Under this method, the cost of employee services received in exchange for equity instruments would be measured based on the grant date fair value of these instruments. The cost would be recognized over the requisite service period. SFAS 123R was applied by CIB Marine prospectively as of January 1, 2006 and did not materially affect CIB Marine’s consolidated financial statements.
     Changes in Accounting Principle
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS 154 did not materially affect CIB Marine’s consolidated financial statements.
     Investments
     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard did not materially affect CIB Marine’s consolidated financial statements.

     Derivatives
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No 133 and 140 (“SFAS 155”). SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain embedded derivatives that require bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued on or after January 1, 2007 and did not materially affect CIB Marine’s consolidated financial statements.
     Servicing of Financial Assets
     In March 2006, the FASB issued Statement of Financial Accounting Standards No 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits subsequent measurement of servicing assets and servicing liabilities using either a fair value method or an amortization method. This statement is effective for fiscal years beginning after September 15, 2006. Adoption of this standard did not materially affect CIB Marine’s consolidated financial statements.
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
     In February 2007 the FASB issued Statement of Financial Accounting Standard No 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. CIB Marine is still assessing the provisions of SFAS 159.
     Consideration of the Effects of Prior Year Misstatements on Current Year Financial Statements
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 did not materially affect CIB Marine’s consolidated financial statements.
Liquidity
     The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings, and other obligations in a timely manner. CIB Marine actively manages its liquidity position by estimating, measuring, and monitoring its sources and uses of funds. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits, loan repayments and investment maturities. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower cost funding opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the Federal Home Loan Bank, and short-term brokered and negotiable time deposits. CIB Marine also has established borrowing lines with the Federal Reserve Bank and nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale, and the sale of securities.
     During 2004 and 2005 some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, credit available to CIB Marine’s subsidiary banks was restricted and on less favorable terms. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity.
     The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.
     CIB Marine’s primary sources of funds for the three months ended March 31, 2005 came from a net decrease in the loan portfolio of $110.4 million and $3.2 million in cash provided by operating activities.
     A net increase in investment securities of $94.2 million and a decrease in deposits of $50.1 million was CIB Marine’s primary use of funds for the three months ended March 31, 2005. Other uses of funds include a $0.9 million decrease in short-term borrowings, $1.1 million decrease in investing cash flows of discontinued operations, and $0.5 million to purchase property and equipment.
     The Company had liquid assets from continuing operations of $200.8 million and $233.9 million at March 31, 2005 and December 31, 2004, respectively.
     CIB Marine was able to meet its liquidity needs during the first quarter of 2005. During 2004 CIB Marine deferred payments on its trust preferred securities outstanding. The deferral period may last as long as 5 years. CIB Marine’s subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs. During 2007, it is expected that CIB Marine will have adequate funding capacity to meet its obligations.

Subsequent Events
Charter Consolidation
     In March 2006 and August 2006, CIB Marine merged Marine FSB and CIB — Indiana, respectively, into Marine — Wisconsin. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.
Sale and Wind Down of Nonbank Subsidiaries
     CIB Construction/Canron
     Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In 2006, Canron paid $1.0 million in dividends to CIB Construction, and CIB Construction paid $1.6 million in dividends to CIB Marine. In the first quarter of 2007, Canron paid $0.9 million in dividends to CIB Construction and CIB Construction paid $1.0 million in dividends to CIB Marine. As of March 31, 2007, CIB Marine’s net investment in CIB Construction was approximately $(1.2) million.
     MICR
     In January 2005, CIB Marine retained the services of an investment broker to assist in the marketing and sale of MICR. Substantially all the assets and operations of MICR were sold in the fourth quarter of 2005. The sale resulted in a pretax gain of $0.2 million.
Regulatory Orders and Agreements
     In April 2005, Central Illinois Bank, Marine — Wisconsin and CIB — Indiana entered into Memoranda of Understanding with the FDIC and their state banking regulators as a result of deficiencies related to controls over information technology. These memoranda were terminated in January 2006. In September 2006, the Written Agreement with Citrus Bank was terminated. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding.
Management Changes
     Upon the merger of Marine FSB into Marine — Wisconsin in March 2006, Jerry L. Schwallier, formerly President and CEO of Marine FSB, was appointed Market President of the bank’s western operations. Mr. Schwallier subsequently resigned in September 2006. In September 2006, Robert Churan was appointed Market President of the western operations. In April 2006, John P. Hickey, Jr. was appointed President and CEO of Marine — Wisconsin, replacing Michael J. Miller who resigned in February 2006. Stanley J. Calderon, President and CEO of CIB Marine served as interim President and CEO of Marine — Wisconsin from February 2006 to April 2006. Upon the merger of CIB — Indiana into Marine — Wisconsin in August 2006, J. Brian Chaffin, formerly the President of CIB — Indiana, was appointed Market President of the bank’s Indiana operations. In March 2007, Mr. Calderon was elected Chairman of the Board of CIB Marine, replacing Mr. W. Scott Blake, who remains a director. In March 2007, Mr. Calderon also resigned as President and CEO of CIB Marine and was replaced by Mr. Hickey. Mr. Calderon’s employment agreement with CIB Marine terminated upon his resignation as President and CEO.
Liquidity
     During 2005, 2006 and into 2007, some of the borrowing sources customarily utilized by CIB Marine continued to be contingent on subsidiary bank pledges of fixed income investment securities, including availability of federal funds purchased with correspondent banks, short-term borrowing availability from the Federal Home Loan Bank of Chicago and borrowing availability at the Federal Reserve Bank’s discount window.
     In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supports CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities would not be fully recovered and accordingly, recognized an other-than-temporary impairment loss of $2.0 million and $1.3 million on these securities during 2005 and 2006, respectively.

Loan Pool Purchase
     CIB Marine has purchased two pools of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation: a $47.8 million pool in June 2006 and a $48.2 million pool in February 2007. The 2006 purchase was funded with $12.0 million in FHLB Chicago borrowings with the remainder coming from cash on hand. The 2007 purchase was funded with cash on hand and $15.0 million in FHLB Chicago borrowings. The June 2006 pool consisted of 989 loans at purchase with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. The February 2007 pool included at purchase 965 loans with a weighted average yield of 9.98%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and FICO score of 709. The majority of the loans in the purchased pools are not considered to be loans to subprime borrowers. CIB Marine hired an outside consulting firm with experience in home equity loan pool purchases to assist it in selecting the selling company and in the due diligence process performed on a sample of the purchased loans. CIB Marine continues to look at alternative investments including possible further loan purchases in an effort to increase both the balances of loans outstanding and the yield on its interest-earning assets.
Cost Controls and Reduction in Force Program
     During 2005, 2006 and the first quarter of 2007, CIB Marine continued its overall cost savings program which included a reduction in force program and expense controls. Eligible employees impacted by the reduction in force program were paid severance using a consistent formula based upon employee status and years of service. Under the program, CIB Marine reduced its work force during 2006 and the first quarter of 2007 by 18 full-time equivalent employees with an annual base pay of $0.8 million and incurred approximately $0.2 million in severance expenses. The total number of full-time equivalent employees of companies included in continuing operations as of December 31, 2005 and 2006 and March 31, 2007 were 359, 301 and 292, respectively.
Branch Activities
     2005 — In the fourth quarter of 2005, after each of CIB Marine’s subsidiary banks performed an evaluation of the effectiveness of their respective branch networks, three branches were closed, one was sold and several others were actively solicited for sale. Central Illinois Bank closed a branch in Peoria, Illinois, CIB — Indiana closed a branch in Indianapolis, Indiana, and Citrus Bank closed a branch on Biscayne Boulevard in Miami, Florida. The deposits at these branches as of December 31, 2004 were $5.8 million, $6.9 million and $1.8 million, respectively. Citrus Bank also sold a branch in Sebring, Florida which held $11.0 million in deposits as of December 31, 2004. The net pretax income effects of these activities was a $0.1 million charge to expense as a result of expenses related to the two branch closings of $0.4 million offset by a $0.3 million gain on the branch sale. At December 31, 2005, CIB Marine had 37 branches holding $0.9 billion in deposits.
     2006 — Marine — Wisconsin sold branches in Grafton, Wisconsin and Omaha, Nebraska and closed its Rockville Rd., Indianapolis, Indiana branch with minimal costs. Also during 2006, Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of the six branches was $2.7 million. The total deposits of these sold branches as of December 31, 2005 were $78.8 million. At December 31, 2006, CIB Marine had 30 branches holding $0.8 billion in deposits.
     2007 — In February and May 2007, Marine — Wisconsin sold its Cedarburg and Brookfield, Wisconsin branches, resulting in a total net gain on the sales of $1.1 million. The branches had $49.9 million in deposits at the time of sales. During the second quarter of 2007, CIB Marine closed or had filed a regulatory application to close its Henderson, Nevada; Sun City, Arizona; and Indianapolis (Fox Road), Indiana branches. At December 31, 2006, these three branches had total deposits of $44.4 million. Deposits of closed branches are transferred to other CIB Marine branches.
Goodwill
     The balance of CIB Marine’s goodwill at December 31, 2005 is a result of prior branch acquisitions. As a result of the branch sales during 2006 and the first quarter of 2007, CIB Marine had no goodwill at March 31, 2007.
FDIC Deposit Insurance Premiums
     Deposit insurance premiums decreased to $1.1 million in 2006 primarily due to the reduction in the rate assessed Central Illinois Bank as a result of the improvement of the risk classification of the bank.

     In October 2006, the FDIC Board of Directors approved a One-Time Assessment Credit. This credit, totaling $0.6 million for CIB Marine’s subsidiary banks, will be recorded as a credit against regular FDIC insurance premium expense beginning in January 2007 and continue until the credit is exhausted. Of the $0.6 million, an estimated $0.2 million will be used to offset the FDIC insurance premium during 2007.
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes, in the last nine months of 2005 and during 2006, 166,833 and 332,916 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In September and October 2005, a total of 523,750 options were granted to various employees of the company at an exercise price of $4.10 per share. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, an additional 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47, and as of March 31, 2007 there were 1,118,089 options outstanding with a weighted average exercise price of $8.38. In May 2007, an additional 74,000 options were granted at an exercise price of $4.10 per share.
Late Filing of Tax Returns
     CIB Marine did not file all required federal and state tax returns for calendar years 2004 and 2005 by the required due dates. The 2004 federal return was subsequently filed in February 2007 and the state returns were filed during the second quarter of 2007. Although CIB Marine does not anticipate taxable income during these periods, penalties and interest may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue. Upon conclusion of the audit of the financial statements for 2005 and the filing of the related Form 10-K and Form 10-Qs with the SEC, CIB Marine intends to complete and file the 2005 tax returns.
Foreclosed properties
     Foreclosed properties were $2.9 million as of December 31, 2005, but were reduced to $0.1 million by December 31, 2006 and March 31, 2007 as a result of the sales of four properties at a recorded loss of $0.3 million.
FHLB Stock Investment Activity
     In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. As of both December 31, 2006 and March 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $0.6 million was categorized as required. The FHLB Chicago plans to facilitate the redemption of a limited amount of additional voluntary stock again in 2007 and 2008, as necessary to meet member demand.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY
     Since December 31, 2004, CIB Marine’s market risk profile has become less sensitive to declining rates. The decrease in sensitivity to declining rates is in part due to the reduction in short-term repricing assets and the increase in longer term repricing assets. For additional information regarding CIB Marine’s market risk, refer to its 2004 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

     The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2005.
Repricing Interest Rate Sensitivity Analysis

	March 31, 2005
	0-3	4-6	7-12	2-5	Over 5
	Months	Months	Months	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$382,281	$21,982	$37,114	$157,611	$37,160	$636,148
Securities	152,376	61,540	72,305	168,665	16,143	471,029
Federal funds sold	167,921	—	—	—	—	167,921

Total interest-earning assets	702,578	83,522	109,419	326,276	53,303	1,275,098
Interest-bearing liabilities:
Time deposits	196,098	84,937	122,528	276,350	15,270	695,183
Savings and interest-bearing demand deposits	316,714	—	—	—	—	316,714
Short-term borrowings	17,920	—	—	—	—	17,920
Long-term borrowings	—	—	—	7,250	—	7,250
Junior subordinated debentures	20,619	—	—	—	41,238	61,857

Total interest-bearing liabilities	$551,351	$84,937	$122,528	$283,600	$56,508	$1,098,924

Interest sensitivity gap (by period)	151,227	(1,415)	(13,109)	42,676	(3,205)	176,174
Interest sensitivity gap (cumulative)	151,227	149,812	136,703	179,379	176,174	176,174
Adjusted for derivatives:
Derivatives (notional, by period)	(9,002)	5,000	—	5,000	(998)	—
Derivatives (notional, cumulative)	(9,002)	(4,002)	(4,002)	998	—	—

Interest sensitivity gap (by period)	142,225	3,585	(13,109)	47,676	(4,203)	176,174
Interest sensitivity gap (cumulative)	142,225	145,810	132,701	180,377	176,174	176,174
Cumulative gap as a % of total assets	10.70%	10.97%	9.98%	13.57%	13.25%
     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of March 31, 2005, and December 31, 2004.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
March 31, 2005	1.13%	0.87%	(5.50)%	(12.10)%
December 31, 2004	6.52%	3.40%	(9.05)%	(14.59)%
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
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2005. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weakness in internal control over financial reporting which was reported in the 2004 Form 10-K continue to exist. As of March 31, 2005, CIB Marine has determined that it has not completed the implementation and/or testing of the changes in controls and procedures that it believes are necessary to conclude that the material weakness has been remediated. Based on this evaluation, management has concluded that the disclosure controls and procedures were ineffective as of March 31, 2005, solely as a result of the material weakness in internal control over financial reporting described in the next paragraph.
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
     Management has undertaken procedures in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing. Accordingly, Management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, CIB Marine’s financial position, results of operations, and cash flows for the periods presented.
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
     In June 2004, Central Illinois Bank commenced an action in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, against John C. Hadley and Mary Lydia Hadley, CIB Marine’s largest individual shareholders at the time, for damages arising out of the Hadleys’ default in December 2003 of certain loan obligations (the “State Litigation”) and subsequently obtained a confession of judgment. The loans approximate $9.7 million plus interest and attorneys fees and are secured by CIB Marine stock and the accounts receivable, inventory, equipment and other personal property of the borrowers and their restaurant supply and coin businesses. In December 2004, the Hadleys consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code pending in the United States Bankruptcy Court for the Central District of Illinois (the “Bankruptcy Case”). The Hadleys stayed the State Litigation and, in the first quarter of, 2006, the Hadleys filed a counterclaim against Central Illinois Bank in the dischargeability adversary proceeding that sought to recover $35.0 million in actual damages and punitive damages for the alleged loss or substitution by Central Illinois Bank of certain rare coins and collectibles which the Hadleys alleged were pledged to the bank as collateral, sought to recover certain alleged preferential transfers and sought to equitably subordinate the bank’s claim to those of unsecured creditors. Central Illinois Bank and the Hadleys have settled these matters with the approval of the Bankruptcy Court. According to the settlement agreement, the adversary complaint and counterclaims in the Bankruptcy Court and the State Litigation were dismissed with prejudice and without admitting any fault or liability; the parties exchanged mutual general releases of claims among the Hadleys, Central Illinois Bank and its parent and affiliated corporations, preserving only the Hadleys’ claims as members of a putative plaintiff class in an action currently pending in the United States District Court for the Eastern District of Wisconsin entitled Dennis Lewis, et al. v. CIB Marine Bancshares, Inc., et al., Case No. 05-C-1008 or as individual plaintiffs in an “opt out” action against some or all of the same parties alleging substantially the same claims; and Central Illinois Bank discharged, waived, released and assigned its claims in the Bankruptcy Case to the Hadleys’ bankruptcy estate, returned to the Hadleys’ bankruptcy estate all collateral security held by Central Illinois Bank and paid the bankruptcy estate $1.75 million in the first quarter of 2007. CIB Marine recorded a $1.75 million contingent liability expense in 2006 related to the settlement.

     In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine and “Central Illinois Bancorp, Inc.” in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine’s and Central Illinois Bancorp, Inc.’s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff in connection with his employment. In March 2005, Plaintiff amended his complaint to add the former President and CEO of CIB Marine as a defendant based upon claims of alleged fraudulent concealment. (Claims filed in the action against CIB Marine’s independent registered public accounting firm KPMG LLP (hereinafter “KPMG”) and a retired partner of KPMG were voluntarily dismissed by the Plaintiff.) CIB Marine filed a motion to dismiss several of Plaintiff’s claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion was denied. All discovery has been stayed in this action by an order of the federal court in the Dennis Lewis case described later in this section, with the result that this suit is currently dormant. Plaintiff has filed a motion in the Lewis case to vacate the discovery stay in this case. No date has been set for a ruling on that motion, which CIB Marine and the other defendants in the Lewis case opposed. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.
     On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine, certain of its current and former officers and directors, and KPMG. The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation, and have not been reasserted in the consolidated complaint. Plaintiffs sought to maintain the action as a class action on behalf of all persons who purchased common stock of CIB Marine between April 12, 1999, and April 12, 2004, claiming violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine and KPMG under Section 20(a) of the Securities Exchange Act as controlling persons. The substance of the complaint is that the financial condition of CIB Marine was overstated with the result that members of the purported class acquired their CIB Marine stock at inflated prices. Plaintiffs seek money damages, interest, attorneys’ fees and costs. The federal court in Urbana, Illinois granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin, where the action is now pending.
     All defendants moved to dismiss the action on various grounds. On October 12, 2006 the court denied CIB Marine’s motion to dismiss, granted in part the motions to dismiss filed by the individual defendants and granted the motion to dismiss filed by KPMG. CIB Marine and the individual defendants have filed answers to the pending complaint denying any liability. An additional person has moved to intervene as a plaintiff in the action. On November 10, 2006, plaintiffs filed a further amended complaint as to KPMG, which KPMG has moved to dismiss. As a result of the filing of the initial motions to dismiss, all discovery in this action was stayed automatically. Plaintiffs have moved to vacate that stay of discovery, which all defendants opposed based on KPMG’s pending motion to dismiss the further amended complaint filed by plaintiffs against KPMG. The court has not set a date to rule on the motion to vacate the stay of discovery. On July 16, 2007, CIB Marine and the individual defendants filed a motion for judgment on the pleadings or, in the alternative, a motion for reconsideration of the ruling on the motion to dismiss, insofar as that motion was denied, in light of a recent decision of the U.S. Supreme Court concerning the pleading requirements applicable to this case. CIB Marine intends to vigorously contest certification of any class action and to otherwise vigorously defend this action. The ultimate outcome of this action cannot be determined at this time.
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

     In December 2003, CIB — Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. The property was included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB — Chicago acquired the property subject to the first lien held by an unaffiliated financial institution and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation was reported as an outstanding non-recourse mortgage note payable. During the second quarter of 2004, CIB — Chicago transferred all of its rights, title and interest in the property, along with the borrower’s obligation under the related mortgage note, to the first lien holder. CIB — Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB — Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. During 2003, CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB — Chicago commenced litigation in the United States District Court for the Northern District of Illinois, Eastern Division, against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB — Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB — Chicago. In April 2005, the United States District Court dismissed the RICO claim and, as a result, lacked jurisdiction over the state law claims. In April 2005, CIB Marine commenced an action in the Circuit Court of Cook County, Illinois, against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB — Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.
     On April 20, 2006, Mark A. Sindecuse filed an action in the United States District Court, Eastern District of Missouri, Eastern Division (St. Louis) against CIB Marine, Dean M. Katsaros (“Katsaros”), a former director of the Company, and Katsaros & Associates, Inc. The complaint, as amended, purported to assert common law causes of action against CIB Marine for fraud and negligent misrepresentation in connection with plaintiff’s purchases of common stock of CIB Marine in private placements in 1995, 1996, 1997 and 1998. CIB Marine filed a motion to dismiss the amended complaint, which resulted in the dismissal of the negligent misrepresentation claims against it. Additional claims were also asserted against the other defendants, which the plaintiff has announced an intention to withdraw. Plaintiff seeks compensatory damages of an out-of-pocket loss of “over $500,000 plus interest on his loans and loss of use of his money” and the plaintiff seeks damages of approximately $2,000,000 for “the difference between the value when [plaintiff] attempted to sell his stock and its present value.” Plaintiff also seeks unspecified punitive damages. CIB Marine has filed an answer denying any liability to plaintiff and has filed a motion for summary judgment on the remaining claim against it. The court has set a schedule for this case that provides for trial to commence on October 15, 2007. CIB Marine intends to defend the action vigorously.
     CIB Marine and the individual defendants in the Ruedi, Burchett, Fasano/Arundel and Lewis cases described above, are insureds under a policy that on its face purports to provide coverage for those cases, including the costs of defense (payment of which by the insured reduces the remaining coverage under the policy), which include attorneys’ fees. With respect to the Ruedi and Lewis cases the insurer has reserved all rights and notified CIB Marine and the other insureds of potential grounds to deny coverage. After CIB Marine exhausted the retention under that policy, the insurer paid substantially all of the costs of defense of CIB Marine and the individual defendants in the Ruedi and Lewis cases through February 17, 2006 subject to its reservation of rights to seek reimbursement. On that date the insurer informed the insureds of its intention to terminate any further funding of the costs of defense. Negotiations ensued and CIB Marine and the insurer discussed an arrangement in which the insurer would pay 35% of the costs of defense of the Ruedi and Lewis cases incurred by CIB Marine and the individual defendants and CIB Marine would pay the remaining 65% of those reasonable costs. This agreement has not been reduced to writing. With respect to the individual defendants, the payment of these defense costs by CIB Marine is pursuant to the provision of its by-laws that mandates advancing defense costs of directors and officers under certain circumstances and a full reservation of rights under the policy by both parties. The advances to individuals are subject to repayment by the individual defendants if it is ultimately determined, as provided in the by-laws and applicable Wisconsin law, that they are not entitled to be indemnified. The arrangement under discussion with the insurer would provide that either CIB Marine or the insurer could terminate the funding arrangement under certain circumstances. In the event of termination, CIB Marine would be responsible for all of the reasonable costs of defense of CIB Marine and the individual defendants in the Ruedi and Lewis cases. Defense costs in the other cases submitted for coverage continued to be paid by the insurer subject to the insurer’s reservation of rights under the policy; however, the insurer has recently informed CIB Marine that it wishes to discuss a similar funding arrangement with respect to the Burchett and Fasano cases and that it will terminate funding pending such an arrangement.

     With respect to the Burchett and Fasano/Arundel cases, after CIB Marine exhausted retention under that policy, the insurer paid substantially all of the costs of defense of CIB Marine and the individuals through March 31, 2007, subject to its reservation of rights. On March 14, 2007, the insurer informed the insureds of its intention to terminate funding of all of the costs of defense in those actions on or after April 1, 2007 and proposed a funding arrangement comparable to that discussed with respect to the Ruedi and Lewis cases. No agreement has been reached with respect to post-April 1, 2007 funding of defense costs in the Burchett and Fasano/Arundel cases. With respect to the individual defendants, the payment of these defense costs by CIB Marine is pursuant to the provision of its by-laws that mandates advancing defense costs of directors and officers under certain circumstances and a full reservation of rights under the policy by both parties. The advances to individuals are subject to repayment by the individual defendants if it is ultimately determined, as provided in the by-laws and applicable Wisconsin law, that they are not entitled to be indemnified.
     It is not possible to estimate the amount or timing of the defense costs that will be paid by CIB Marine from and after February 17, 2006 in the Ruedi and Lewis cases or in the other cases described above. The following factors, among others, could cause actual results to differ from those described in the preceding forward-looking statement and affect the amount and timing of the expenses referred to with respect to the Ruedi and Lewis cases: (1) the federal court’s decision on whether to vacate the existing stays of discovery and, if one or both stays are vacated, the scope of discovery that is allowed by the court and/or requested by the plaintiffs; (2) the extent, if any, to which the Lewis case is allowed to proceed and, if so, allowed to proceed as a class action; (3) the scope of discovery pursued by the plaintiffs (and the timing and substance of the court’s rulings on any objections thereto by defendants) if and when discovery proceeds irrespective of the existing stays of discovery; (4) whether plaintiffs are able to state a cause of action against KPMG and, if so, what actions KPMG takes in defense of the claim against it; (5) the extent to which CIB Marine and the individual defendants and their respective counsel are able to coordinate their defense of the action and in particular minimize duplication of activities in defense of the case; (6) if the funding arrangement is finally agreed to by CIB Marine, the individual defendants and the insurer, the insurer’s determinations of what services and costs are reasonable and appropriate under the insurer’s guidelines for paying the costs of defense; (7) CIB Marine’s determination of what costs of defense are “reasonable” within the meaning of its by-laws and any claims made by individual defendants whose costs of defense may be rejected in whole or in part on that ground; (8) the occurrence of circumstances that would lead either CIB Marine or the insurer to terminate the funding arrangement described above if in fact an agreement is entered into; and (9) the extent to which any individual defendant whose costs of defense are advanced by CIB Marine is ultimately required to repay those costs and, if so, the ability of that person to make repayment.
     In July 2007, Mark Swift and M.A. Swift & Associates Ltd., purported minority shareholders of a former loan customer of CIB Marine Capital, LLC (“CIB Capital”), filed a lawsuit in US District Court for the Northern District of Illinois, Eastern Division, against CIB Capital and CIB Marine. The lawsuit alleges that CIB Capital and CIB Marine committed fraud in the course of collection activities upon a defaulted loan. The suit alleges that CIB Capital and CIB Marine “forced” a sale of collateral at less than fair market value to the detriment of the plaintiffs and other minority shareholders of the borrower corporation. CIB Capital and CIB Marine deny the allegations of fraud and intend to seek dismissal of the complaint against both. Plaintiffs seek unspecified damages in excess of $2,000,000.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the first quarter of 2005.
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS
Exhibit 31.1 — Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13(a) - 14(a)/15d — 14(a).
Exhibit 31.2 — Certification of Steven T. Klitzing, Chief Financial Officer, under Rule 13(a) - 14(a)/15d — 14(a).
Exhibit 32.1 — Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 — Certification of Steven T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 18th day of July, 2007.

CIB MARINE BANCSHARES, INC. (Registrant)
By:	/s/ STEVEN T. KLITZING
Steven T. Klitzing
Executive Vice President and Chief Financial Officer