Form 10-Q
period 2005-06-30
CIB MARINE BANCSHARES INC
filed 2007-07-18
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

EXPLANATORY NOTE
This document is intended to speak as of June 30, 2005, except as otherwise noted
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$33,210	$41,777
Federal funds sold	90,286	192,158

Total cash and cash equivalents	123,496	233,935
Loans held for sale	15,885	—
Securities	513,307	379,024
Loans	577,926	746,615
Allowance for loan losses	(24,470)	(29,551)

Net loans	553,456	717,064
Premises and equipment, net	14,780	14,099
Accrued interest receivable	5,036	5,122
Foreclosed properties	2,822	2,938
Assets of branches held for sale	317	—
Assets of companies held for disposal	12,219	14,865
Goodwill	982	982
Other assets	10,830	17,879

Total assets	$1,253,130	$1,385,908

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$114,538	$117,546
Interest-bearing demand	53,433	63,886
Savings	241,429	271,712
Time	632,057	725,344

Total deposits	1,041,457	1,178,488
Short-term borrowings	20,803	18,809
Long-term borrowings	7,250	7,250
Junior subordinated debentures	61,857	61,857
Accrued interest payable	13,573	10,644
Deposits of branches held for sale	7,699	—
Liabilities of companies held for disposal	10,007	10,137
Other liabilities	5,549	5,831

Total liabilities	1,168,195	1,293,016
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(89,546)	(81,867)
Accumulated other comprehensive loss, net	(920)	(642)
Receivables from sale of stock	(946)	(946)
Treasury stock at cost 12,663 shares	(162)	(162)

Total stockholders’ equity	84,935	92,892

Total liabilities and stockholders’ equity	$1,253,130	$1,385,908

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$9,407	$15,204	$20,377	$32,440
Loans held for sale	3	165	3	167
Securities:
Taxable	3,551	2,017	6,380	4,112
Tax-exempt	171	225	348	456
Dividends	366	129	727	277
Federal funds sold	1,177	92	2,246	249

Total interest and dividend income	14,675	17,832	30,081	37,701
Interest Expense
Deposits	6,802	7,444	13,479	15,836
Short-term borrowings	91	346	146	637
Long-term borrowings	92	130	182	332
Junior subordinated debentures	1,648	1,401	3,209	2,764

Total interest expense	8,633	9,321	17,016	19,569

Net interest income	6,042	8,511	13,065	18,132
Provision for credit losses	(1,916)	8,670	(3,043)	15,991

Net interest income (loss) after provision for credit losses	7,958	(159)	16,108	2,141
Noninterest Income
Loan fees	104	218	222	494
Deposit service charges	258	465	568	895
Other service fees	167	36	528	94
Other income	50	72	179	116
Gain on sale of investment securities, net	154	—	154	—

Total noninterest income	733	791	1,651	1,599
Noninterest Expense
Compensation and employee benefits	6,603	7,579	13,663	15,625
Equipment	1,019	1,105	1,964	2,255
Occupancy and premises	955	776	1,946	1,623
Professional services	1,281	1,343	1,828	1,920
Impairment loss on investment securities	42	—	1,162	—
Write down and losses on assets	1,402	1,001	1,699	1,199
Other expense	2,620	1,794	4,749	4,038

Total noninterest expense	13,922	13,598	27,011	26,660

Loss from continuing operations before income taxes	(5,231)	(12,966)	(9,252)	(22,920)
Income tax benefit	(162)	(1,142)	(157)	(2,543)

Loss from continuing operations	(5,069)	(11,824)	(9,095)	(20,377)
Discontinued Operations:
Pretax income (loss) from discontinued operations	2,745	(3,146)	3,473	(5,327)
Pretax gain on sale of discontinued operations	—	235	—	235

Total pretax income (loss) from discontinued operations	2,745	(2,911)	3,473	(5,092)
Income tax expense	162	1,130	2,057	2,191

Income (loss) from discontinued operations	2,583	(4,041)	1,416	(7,283)

Net loss	$(2,486)	$(15,865)	$(7,679)	$(27,660)

Consolidated Statements of Operations — continued

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Loss Per Share

Basic:
Loss from continuing operations	$(0.28)	$(0.65)	$(0.50)	$(1.12)
Discontinued operations	0.14	(0.22)	0.08	(0.40)

Net loss	$(0.14)	$(0.87)	$(0.42)	$(1.52)

Diluted:
Loss from continuing operations	$(0.28)	$(0.65)	$(0.50)	$(1.12)
Discontinued operations	0.14	(0.22)	0.08	(0.40)

Net loss	$(0.14)	$(0.87)	$(0.42)	$(1.52)

Weighted average shares — basic	18,333,779	18,259,831	18,333,779	18,259,831
Weighted average shares — diluted	18,333,779	18,259,831	18,333,779	18,259,831
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated	Stock
					Other	Receivables
	Common Stock		Capital	Accumulated	Comprehensive	and Treasury
	Shares	Par Value	Surplus	Deficit	Income (Loss)	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523

Comprehensive loss:
Net loss	—	—	—	(27,660)	—	—	(27,660)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(5,104)	—	(5,104)

Total comprehensive loss							(32,764)
Reduction of receivables from sale of stock	—	—	—	—	—	1,115	1,115

Balance, June 30, 2004 (unaudited)	18,346,442	$18,346	$158,163	$(90,419)	$(2,920)	$(6,296)	$76,874

Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892
Comprehensive loss:
Net loss	—	—	—	(7,679)	—	—	(7,679)
Other comprehensive loss:
Realized losses on securities available for sale	—	—	—	—	(1,162)	—	(1,162)
Unrealized securities holding gains arising during the period	—	—	—	—	884	—	884

Total comprehensive loss							(7,957)

Balance, June 30, 2005 (unaudited)	18,346,442	$18,346	$158,163	$(89,546)	$(920)	$(1,108)	$84,935

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(9,095)	$(20,377)
Net income (loss) from discontinued operations	1,416	(7,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(492)	(1,033)
Depreciation and other amortization	1,399	3,540
Provision for credit losses	(3,043)	15,991
Deferred tax expense	—	10,483
Write down and losses on assets	1,699	1,199
Impairment loss on investment securities	1,162	—
Gain on sale of investment securities	(154)	—
Decrease in interest receivable and other assets	6,518	3,322
Increase in interest payable junior subordinated debentures	3,181	2,737
Increase (decrease) in other interest payable and other liabilities	(696)	1,328
Operating cash flows of discontinued operations	2,279	(17,257)

Net cash provided by (used in) operating activities	4,174	(7,350)
Cash Flows from Investing Activities
Maturities of securities available for sale	309,824	267,247
Purchase of securities available for sale	(274,457)	(273,126)
Proceeds from sales of securities available for sale	4,762	—
Repayments of asset and mortgage-backed securities available for sale	27,960	26,606
Purchase of asset and mortgage-backed securities available for sale	(191,475)	(21,725)
Net increase in Federal Home Loan Bank Stock	(11,951)	(78)
Net (increase) decrease in other investments	(13)	2,116
Net decrease in loans	148,476	173,761
Proceeds from sale of foreclosed properties	1,372	704
Proceeds from sale of subsidiaries	—	(152)
Capital expenditures	(2,190)	(859)
Investing cash flows of discontinued operations	237	228,645

Net cash provided by investing activities	12,545	403,139
Cash Flows from Financing Activities
Decrease in deposits	(129,152)	(156,648)
Repayments of long-term borrowings	—	(8,500)
Net increase (decrease) in short-term borrowings	1,994	(1,163)
Financing cash flows of discontinued operations	—	(97,589)

Net cash used in financing activities	(127,158)	(263,900)

Net increase (decrease) in cash and cash equivalents	(110,439)	131,889
Cash and cash equivalents, beginning of period	233,935	119,804

Cash and cash equivalents, end of period	$123,496	$251,693

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$14,087	$17,446
Interest expense-discontinued operations	30	17,077
Income taxes-continuing operations	(6,221)	(1,992)
Income taxes-discontinued operations	—	(7,776)
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties-continuing operations	1,100	—
Transfers of commercial loans to loans held for sale-continuing operations	17,460	13,670
Transfers of commercial loans to loans held for sale-discontinued operations	—	4,530
Transfer deposits to deposits of branches held for sale	7,699	—
Transfer assets to assets of branches held for sale	317	—
Decrease in foreclosed properties and short-term borrowings satisfied by the transfer of real estate	—	25,120
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2004 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the quarter and six month periods ended June 30, 2005 and 2004. The results of operations for the quarter and six months ended June 30, 2005 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR (“MICR”) n/k/a Everett Tech, Inc, and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. CIB Marine sold substantially all of the assets and operations of MSI in the third quarter of 2004 and is in the process of winding down the remaining affairs of MSI. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income of companies which meet the criteria as discontinued operations and which are held for disposal at June 30, 2005 are included in income from discontinued operations for all periods presented. Loss from discontinued operations for 2004 also includes the net income of companies sold during 2004. Companies sold during 2004 include Hillside Investors, LTD (“Hillside”), a one bank holding company, including Hillside’s banking subsidiary CIB Bank (“CIB — Chicago”) and CIB Marine Commercial Finance, LLC (“Commercial Finance”). The consolidated results of MICR and Hillside were reclassified from continuing operations to discontinued operations for the quarter and six months ended June 30, 2004. The impact of these reclassifications on the consolidated statement of operations for both the quarter and six months ended June 30, 2004 was a $3.9 million increase in loss from discontinued operations and a $3.9 million decrease in loss from continuing operations, including $0.1 million and $1.5 million in related tax expense, respectively, for the quarter and six months ended June 30, 2004. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.
     At June 30, 2005, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada and Nebraska. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.
Note 2 — Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At June 30, 2005, options to purchase 1,034,980 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.

     The following is a reconciliation of stock option activity for the six months ended June 30, 2005:

			Weighted
		Range of	Average
	Number	Option Prices	Exercise
	of Shares	per Share	Price
Shares under option at December 31, 2004	791,331	$8.50-23.66	$16.35

Granted	—	$—	$—
Lapsed or surrendered	(190,581)	8.50-22.89	15.05
Exercised	—	—	—

Shares under option at June 30, 2005	600,750	$10.87-23.66	$16.76

Share exercisable at June 30, 2005	528,601	$10.87-23.66	$16.14

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
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share-Based Payment (SFAS 123 R). The objective of SFAS 123R is to recognize in an entity’s financial statements the cost of employee services received in exchange for valuable equity instruments issued to employees in share-based payment transactions. A key provision of the statement requires public companies to adopt Statement 123’s fair-value method of accounting. Under this method, the cost of employee services received in exchange for equity instruments would be measured based on the grant-date fair value of these instruments. The cost would be recognized over the requisite service period. The Statement was applied by CIB Marine prospectively as of January 1, 2006 and is not expected to result in a significant adjustment to the consolidated financial statements. There were no options granted during the first six months of 2005.
     Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS No. 123, CIB Marine’s forma net loss per share would have been the pro forma amounts indicated below:

		Quarter Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
		(Dollars in thousands, except per share data)
Net loss	As reported	$(2,486)	$(15,865)	$(7,679)	$(27,660)
	Assumed compensation cost, net of tax (1)	(146)	(201)	(327)	(521)

	Pro forma	$(2,632)	$(16,066)	$(8,006)	$(28,181)

Basic loss per share	As reported	$(0.14)	$(0.87)	$(0.42)	$(1.52)
	Pro forma	(0.14)	(0.88)	(0.44)	(1.54)
Diluted loss per share	As reported	(0.14)	(0.87)	(0.42)	(1.52)
	Pro forma	(0.14)	(0.88)	(0.44)	(1.54)

(1)	Assumed compensation costs are not net of tax for 2005 and 2004. Due to substantial losses incurred in 2005 and 2004, tax benefits for 2004 and later years may not be realized. Also, CIB Marine did not have the ability to carry back losses from 2005 and 2004 to previous years because the 2003 carrybacks covered all available taxable income for these years.
     Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates. There were no options granted in 2003, 2004 or during the first six months of 2005. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.
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
Note 3 — Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
June 30, 2005
U.S. government agencies	$201,636	$180	$794	$201,022
Obligations of states and political subdivisions	10,515	376	5	10,886
Other notes and bonds	350	—	—	350
Asset-backed securities	53,165	128	—	53,293
Corporate commercial paper	12,135	27	—	12,162
Mortgage-backed securities	210,296	430	1,262	209,464

Total securities available for sale	488,097	1,141	2,061	487,177
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,130	—	—	26,130

	$514,227	$1,141	$2,061	$513,307

December 31, 2004
U.S. government agencies	$194,164	$36	$560	$193,640
Obligations of states and political subdivisions	15,738	793	1	16,530
Other notes and bonds	350	—	—	350
Corporate commercial paper	12,658	15	—	12,673
Mortgage-backed securities	143,005	464	1,389	142,080

Total securities available for sale	365,915	1,308	1,950	365,273
Federal Home Loan Bank and Federal Reserve Bank stock at cost	13,751	—	—	13,751

	$379,666	$1,308	$1,950	$379,024

     Securities with a carrying value and fair value of $154.1 million and $148.3 million at June 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, and other purposes as required, and beginning in the first quarter of 2004 for federal funds purchased and borrowings from the federal discount window.
     During the first half of 2005, CIB Marine recognized a $1.2 million other-than-temporary impairment loss on certain of its available for sale securities. This impairment loss is included in impairment loss on investment securities on the consolidated statement of operations.

Note 4 — Loans
     The components of loans are as follows:

	June 30, 2005		December 31, 2004
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$110,424	19.1%	$193,574	25.9%
Commercial real estate	345,221	59.6	404,503	54.1
Commercial real estate construction	91,457	15.8	109,676	14.7
Residential real estate	22,792	3.9	31,027	4.1
Home equity	7,247	1.3	7,701	1.0
Consumer	2,675	0.5	2,124	0.3
Receivables from sale of stock	(946)	(0.2)	(946)	(0.1)

Gross loans	578,870	100.0%	747,659	100.0%

Deferred loan fees	(944)		(1,044)

Total loans	577,926		746,615
Allowance for loan losses	(24,470)		(29,551)

Loans, net	$553,456		$717,064

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $8.3 million and $9.9 million at June 30, 2005 and December 31, 2004, respectively.
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $3.2 million and $3.4 million as of June 30, 2005 and December 31, 2004, respectively.
     At June 30, 2005 and December 31, 2004, CIB Marine had $1.8 million and $2.8 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.06 million and $0.3 million at June 30, 2005 and December 31, 2004, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock, and not adequately secured by collateral other than the stock, and which have been classified as receivables from sale of stock and recorded as contra-equity, have not been included in this balance.
     The following table lists information on nonperforming and certain past due loans:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$35,007	$54,327
Restructured loans	1,512	1,536
Loans 90 days or more past due and still accruing	8,820	6,911
     Information on impaired loans is as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Impaired loans without a specific allowance	$11,470	$16,535
Impaired loans with a specific allowance	17,989	34,431

Total impaired loans	$29,459	$50,966

Specific allowance related to impaired loans	$7,321	$10,282

     Changes in the allowance for loan losses were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$28,300	115,397	29,551	$109,872
Charge-offs	(2,524)	(18,265)	(3,444)	(26,229)
Recoveries	610	589	1,406	1,024

Net loan charge-offs	(1,914)	(17,676)	(2,038)	(25,205)
Allowance related to discontinued operations	—	(51,630)	—	(51,630)
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	—	—	5,000
Allowance sold	—	(712)	—	(712)
Provision for loan losses — discontinued operations	—	54	—	457
Provision for loan losses — continuing operations	(1,916)	11,492	(3,043)	19,143

Balance at end of period	$24,470	$56,925	$24,470	$56,925

Allowance for loan losses as a percentage of loans	4.23%	5.53%	4.23%	5.53%

Note 5 — Goodwill
     At both June 30, 2005 and December 31, 2004, CIB Marine had $1.0 million of goodwill. The goodwill is not subject to amortization, but is subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired.
Note 6 — Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR Inc., and MSI at both June 30, 2005 and December 31, 2004.
     Loss or income from discontinued operations, as shown on the consolidated statement of operations, is comprised of MICR, CIB Construction, and MSI for the quarter and six months ended June 30, 2005, and MICR, CIB Construction, MSI, CIB — Chicago and Commercial Finance for the quarter and six months ended June 30, 2004. CIB — Chicago and Commercial Finance were sold during 2004.
     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.
Reconciliation of assets/liabilities of companies held for disposal

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$9,807	$13,697
MICR	2,521	2,706
MSI	821	1,429
Other (1)	(930)	(2,967)

Total assets of companies held for disposal	$12,219	$14,865

Liabilities of companies held for disposal:
CIB Construction	$6,279	$10,222
MICR	972	864
MSI	1,733	2,360
Other (1)	1,023	(3,309)

Total liabilities of companies held for disposal	$10,007	$10,137

(1)	Includes mortgage banking assets/liabilities held by affiliates, tax liability on subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.

Reconciliation of (loss) income from discontinued operations for the quarters and six months ended June 30, 2005 and 2004:

	Pretax income
	before gain/(loss) on	Gain on sale	Income	Other
	sale of assets and	of	tax	income
	other income	discontinued	expense	(expense)	Net
	(expense)	operations	(benefit)	(1)	income/(loss)
	(Dollars in thousands)
Quarter Ended June 30, 2005
CIB Construction	$2,469	$—	$109	$—	$2,360
MICR	335	—	117	—	218
MSI	(182)	—	(64)	123	5

Total	$2,622	$—	$162	$123	$2,583

Six Months Ended June 30, 2005
CIB Construction	$2,758	$—	$(50)	$—	$2,808
MICR	546	—	191	—	355
MSI	35	—	16	134	153
Other (2)	—	—	1,900	—	(1,900)

Total	$3,339	$—	$2,057	$134	$1,416

Quarter Ended June 30, 2004
CIB Construction	$(12)	$—	$57	$(1)	$(70)
MICR	289	—	107	—	182
MSI	(1,139)	—	(76)	684	(379)
CIB — Chicago	(4,365)	—	1,066	1,317	(4,114)
Commercial Finance	16	235	(24)	65	340

Total	$(5,211)	$235	$1,130	$2,065	$(4,041)

Six Months Ended June 30, 2004
CIB Construction	$(112)	$—	$936	$98	$(950)
MICR	(1,371)	—	185	—	(1,556)
MSI	(3,216)	—	(258)	306	(2,652)
CIB — Chicago	(3,981)	—	1,357	3,013	(2,325)
Commercial Finance	(205)	235	(29)	141	200

Total	$(8,885)	$235	$2,191	$3,558	$(7,283)

(1)	Includes intercompany transactions, impairment losses recorded by the parent and mortgage banking income/expense recognized by affiliates.

(2)	Relates to subsidiary sold in 2004
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Intercompany loan and cash balances and interest income and expense between consolidated CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. During the first half of 2005, CIB Marine recognized a $2.7 million recovery of impairment losses recognized in prior periods. The net loss associated with CIB Construction is included in discontinued operations for all periods presented.
     In April 2005, Canron sold its remaining facility in Rexdale, Ontario for $8.2 million, and a portion of the proceeds, $2.6 million, were used to pay off the remaining balance of its debt to CIB Marine.

     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. At June 30, 2005, Canron had an accrued severance liability of $0.1 million.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$876	$881
Accounts receivable	1,606	2,194
Other current assets	7,325	3,547

Current assets	9,807	6,622
Property and equipment, net	—	7,075

Total assets	$9,807	$13,697

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$—	$2,700
Income tax payable	2,006	2,311
Other liabilities	4,273	5,211

Current liabilities	6,279	10,222
Stockholder’s equity	3,528	3,475

Total liabilities and stockholder’s equity	$9,807	$13,697

     MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB — Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. During the six months ended June 30, 2005, MICR paid CIB Marine $0.7 million in dividends. During 2004, an impairment loss of $1.9 million related to goodwill on MICR was recognized and included within discontinued operations. No impairment loss was recognized in 2005.
     The following table summarizes the composition of MICR’s balance sheet:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$153	$288
Accounts receivable	440	765
Inventory	1,109	1,121
Other current assets	293	28
Property and equipment, net	291	269
Goodwill, net	235	235

Total assets	$2,521	$2,706

Liabilities and stockholder’s equity:
Liabilities	$972	$864
Stockholder’s equity	1,549	1,842

Total liabilities and stockholder’s equity	$2,521	$2,706

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
     The following table summarizes the composition of MSI’s balance sheet:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$53	$341
Loans held for sale	—	53
Net loans	19	—
Property and equipment, net	—	35
Accrued income tax receivable	605	621
Other assets	144	379

Total assets	$821	$1,429

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$569	$303
Other liabilities	1,164	2,057

Total liabilities	1,733	2,360
Stockholder’s equity	(912)	(931)

Total liabilities and stockholder’s equity	$821	$1,429

     During the first quarter of 2004, based on the expected fair value of the subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss is included in discontinued operations on CIB Marine’s consolidated statements of operations. There were no impairment losses recognized during the first half of 2005.
     Commercial Finance
     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through Commercial Finance, an Illinois limited liability company and a wholly-owned subsidiary of CIB — Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. Commercial Finance provided the factoring of receivables and other asset-based lending products to borrowers. In June 2004, CIB Marine sold substantially all of the business assets and the business of Commercial Finance to an unrelated party and the company was fully dissolved in November 2004. Commercial Finance’s operating results for the quarter and six months ended June 30, 2004 are presented in discontinued operations in CIB Marine’s consolidated statement of operations.
     Hillside Investors (includes CIB — Chicago)
     In November 2004, CIB Marine sold CIB — Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB — Chicago’s interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. CIB — Chicago’s operating results for the three and six months ended June 30, 2004 are presented in discontinued operations in CIB Marine’s consolidated statement of operations.
Note 7 — Assets and Deposits of Branches Held For Sale
     At June 30, 2005, one of CIB Marine’s subsidiary banks had for sale the deposits, property and equipment of one of its branches located in Sebring, Florida. At June 30, 2005, the total deposits of this branch were $7.7 million and the total property and equipment net of accumulated depreciation was $0.3 million. These assets and liabilities are included in assets and deposits held for sale as of June 30, 2005.
Note 8 — Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Prepaid expenses	$1,054	$1,266
Accounts receivable	800	1,395
Trust preferred securities underwriting fee, net of amortization	1,418	1,445
Investment in trust common securities	2,566	2,481
Other investments	3,040	3,257
Income tax receivable	1,882	7,945
Other	70	90

	$10,830	$17,879

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships with a carrying value of $2.0 million and $2.1 million at June 30, 2005 and December 31, 2004, respectively. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine’s markets and other locations.

•	Interests in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of June 30, 2005 has invested $0.9 million. The carrying value of these investments was cost less other-than-temporary impairment, which was estimated to be $0.7 million and $0.8 million at June 30, 2005 and December 31, 2004, respectively. During the first quarter of 2005, CIB Marine recognized an impairment loss of $0.1 million on these investments due to a reduction in CIB Marine’s interest in the equity value in one of the two investments. The impairment loss is included within write down and losses on assets.

•	Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment at both June 30, 2005 and December 31, 2004 was $0.1 million.
Note 9 — Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	June 30, 2005		December 31, 2004
	Balance	Rate	Balance	Rate
		(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$19,368	3.02%	$13,269	1.67%
Treasury, tax, and loan notes	1,435	2.76	5,540	2.03

	$20,803	3.00%	$18,809	1.78%

     At June 30, 2005 CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to those participated standby letters of credit was $4.9 million at June 30, 2005 and $5.0 million at December 31, 2004.
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
Note 10 — Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	June 30, 2005		December 31, 2004		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
	(Dollars in thousands)
	$3,250	4.95%	$3,250	4.95%	1/16/08	1/16/01
	2,000	4.95	2,000	4.95	1/16/08	1/16/01
	2,000	5.09	2,000	5.09	2/20/08	2/20/01

Total	$7,250	4.99%	$7,250	4.99%

     CIB Marine is required to maintain qualifying collateral as security for FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged. At June 30, 2005 and December 31, 2004, the assets pledged as security for CIB Marine’s FHLB borrowings had a collateral value of $21.4 million and $32.1 million, respectively. These assets consisted of securities with a market value of $23.2 million and $34.7 million at June 30, 2005 and December 31, 2004, respectively.
Note 11 — Other Liabilities

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Accounts payable	$934	$344
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	160	190
Accrued compensation and employee benefits	1,202	1,169
Accrued professional fees	1,414	1,546
Accrued other expenses	498	1,138
Other liabilities	616	719

	$5,549	$5,831

Note 12 — Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. Such loans outstanding at both June 30, 2005 and December 31, 2004 totaled $0.9 million. Interest earned on these loans was $0.02 million and $0.03 million, respectively, for the quarter and six months ended June 30, 2005 and is included in interest and dividend income — loans.
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
     At June 30, 2005, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine FSB, Marine — Wisconsin and CIB — Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at June 30, 2005, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank and, Central Illinois Bank, Marine — Wisconsin and CIB — Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. In April 2005, the Cease and Desist Orders at Marine — Wisconsin and CIB — Indiana were each terminated as a result of improvements at such banks and replaced with Memoranda of Understanding (“Memoranda”), which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain Tier 1 capital equal to or exceeding 8% of the total assets as defined in Part 325 of the FDIC Rules and Regulations, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. These restrictions are in force until such Orders, Memoranda and Agreements are terminated. Failure to comply with the Orders, Memoranda or Agreements could have a material adverse effect on CIB Marine and its operations. As of June 30, 2005, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Orders, Memoranda and Agreements.
Note 13 — Loss Per Share Computations
     The following provides a reconciliation of basic and diluted earnings per share from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(5,069)	$(11,824)	$(9,095)	$(20,377)

Weighted average shares outstanding:
Basic	18,333,779	18,259,831	18,333,779	18,259,831
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	18,333,779	18,259,831	18,333,779	18,259,831
Per share loss:
Basic	$(0.28)	$(0.65)	$(0.50)	$(1.12)
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	$(0.28)	$(0.65)	$(0.50)	$(1.12)

Note 14 — Subsequent Events
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes, in the last six months of 2005 and during 2006, 103,013 and 332,916 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In September and October 2005, a total of 523,750 options were granted to various employees of the company at an exercise price of $4.10 per share. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, an additional 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47, and as of March 31, 2007 there were 1,118,089 options outstanding with a weighted average exercise price of $8.38. In May 2007, an additional 74,000 options were granted at an exercise price of $4.10 per share.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of June 30, 2005 and results of operations for the quarter and six months ended June 30, 2005. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Item 1A, Risk Factors of CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2005, and as may be described from time to time in CIB Marine’s subsequent SEC filings, and such factors are incorporated herein by reference. See also Item 1 — Legal Proceedings in Part II — Other Information of this Form 10-Q.

     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.
Results of Operations
Overview
     During 2005, CIB Marine continued its focus on improving its credit quality, and its liquidity and capital positions. Total assets declined from $1.4 billion at December 31, 2004 to $1.3 billion at June 30, 2005 primarily due to a decrease in loans. During the second quarter and six months ended June 30, 2005, CIB Marine had a net loss of $2.5 million and $7.7 million, respectively, as compared to a net loss of $15.9 million and $27.7 million during the same respective periods in 2004. Net loss includes the results of continuing operations and discontinued operations. The results from discontinued operations are comprised of impairment losses on assets held for disposal, net gains and losses on sales of assets held for disposal and the operating results of companies held for disposal. Discontinued operations for 2005 includes MICR, MSI and CIB Construction and discontinued operations for 2004 includes MICR, MSI, CIB Construction, CIB — Chicago and Commercial Finance. During 2004, CIB Marine sold CIB — Chicago and Commercial Finance and substantially all the assets and operations of MSI. In 2005, CIB Marine continued its wind down of the remaining business affairs of MSI and CIB Construction, including its subsidiary Canron which is in voluntary liquidation.
     CIB Marine’s net loss decreased $13.4 million, or 84.3% from a net loss of $15.9 million in the second quarter of 2004 to a $2.5 million net loss in the second quarter of 2005. The decrease in the net loss during the second quarter of 2005 as compared to the second quarter of 2004 was driven by a $6.7 million decrease in loss from continuing operations, which had a net loss of $5.1 million in 2005 as compared to a net loss of $11.8 million in 2004, and a $6.6 million decrease in net loss from discontinued operations.
     The $6.7 million decrease in loss from continuing operations for the second quarter of 2005 as compared to the second quarter of 2004 was driven by a $10.6 million decrease in provision for credit losses due to an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine in 2004 and 2005. This amount was partially offset by a $2.5 million decrease in net interest income and a $1.0 million decrease in income tax benefit.
     Diluted loss per share decreased $0.73, or 83.9%, from ($0.87) for the second quarter of 2004 to ($0.14) for the second quarter of 2005. The loss on average assets for continuing operations was (1.58%) for the second quarter of 2005, as compared to (3.14%) for the second quarter of 2004. The loss on average equity for continuing operations was (23.76%) for the second quarter of 2005, as compared to (52.53%) for the second quarter of 2004.
     CIB Marine’s net loss decreased $20.0 million, or 72.2% from a net loss of $27.7 million for the six months ended June 30, 2004 to a net loss of $7.7 million for the six months ended June 30, 2005. The decrease in the net loss was driven by a $11.3 million decrease in loss from continuing operations and a $8.7 million decrease in net loss from discontinued operations for the six months ended June 30, 2005 as compared to the same period of 2004, including a $1.0 million impairment loss on MSI and a $1.9 million impairment loss on MICR.
     The $11.3 million decrease in loss from continuing operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was driven by a $19.0 million decrease in provision for credit losses due to an improvement in the overall quality of the credit portfolio, partially offset by a $5.1 million decrease in net interest income and a $2.4 million decrease in income tax benefit.
     Diluted loss per share decreased $1.10, or 72.4%, from ($1.52) for the six months ended June 30, 2004 to ($0.42) for the six months ended June 30, 2005. The loss on average assets for continuing operations was (1.39%) for the six months ended June 30, 2005 compared to (2.58%) for the same period of 2004. The loss on average equity for continuing operations was (20.80%) for the six months ended June 30, 2005 compared to (42.047%) for the same period of 2004.
     CIB Marine had 41 banking facilities at both June 30, 2005 and December 31, 2004 and 454 full-time equivalent employees at June 30, 2005, as compared 482 at December 31, 2004.
     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Consolidated Financial Data
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or For the Quarter Ended		At or For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$14,675	$17,832	$30,081	$37,701
Interest expense	8,633	9,321	17,016	19,569

Net interest income	6,042	8,511	13,065	18,132
Provision for credit losses	(1,916)	8,670	(3,043)	15,991

Net interest income (loss) after provision for credit losses	7,958	(159)	16,108	2,141
Noninterest income	733	791	1,651	1,599
Noninterest expense	13,922	13,598	27,011	26,660

Loss from continuing operations before income taxes	(5,231)	(12,966)	(9,252)	(22,920)
Income tax benefit	(162)	(1,142)	(157)	(2,543)

Net loss from continuing operations	(5,069)	(11,824)	(9,095)	(20,377)
Discontinued operations:
Pretax income (loss) from discontinued operations	2,745	(2,911)	3,473	(5,092)
Income tax expense	162	1,130	2,057	2,191

Net income (loss) from discontinued operations	2,583	(4,041)	1,416	(7,283)

Net loss	$(2,486)	$(15,865)	$(7,679)	$(27,660)

Common Share Data
Basic loss per share:
Loss from continuing operations	$(0.28)	$(0.65)	$(0.50)	$(1.12)
Discontinued operations	0.14	(0.22)	0.08	(0.40)

Net loss	$(0.14)	$(0.87)	$(0.42)	$(1.52)

Diluted loss per share:
Loss from continuing operations	$(0.28)	$(0.65)	$(0.50)	$(1.12)
Discontinued operations	0.14	(0.22)	0.08	(0.40)

Net loss	$(0.14)	$(0.87)	$(0.42)	$(1.52)

Dividends	—	—	—	—
Book value per share	$4.63	$4.50	$4.63	$4.50
Weighted average shares outstanding-basic	18,333,779	18,259,831	18,333,779	18,259,831
Weighted average shares outstanding-diluted	18,333,779	18,259,831	18,333,779	18,259,831
Financial Condition Data
Total assets	$1,253,130	$2,847,923	$1,253,130	$2,847,923
Loans	577,926	1,877,280	577,926	1,877,280
Allowance for loan losses	(24,470)	(108,555)	(24,470)	(108,555)
Securities	513,307	690,086	513,307	690,086
Deposits (includes deposits of branches held for sale)	1,049,156	2,566,582	1,049,156	2,566,582
Borrowings, including junior subordinated debentures	89,910	157,128	89,910	157,128
Stockholders’ equity	84,935	76,874	84,935	76,874
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	1.96%	2.27%	2.07%	2.32%
Net interest spread (2)	1.48	2.02	1.61	2.07
Noninterest income to average assets (3)	0.28	0.60	0.30	0.55
Noninterest expense to average assets	4.39	3.32	4.11	3.34
Efficiency ratio (4)	201.56	116.77	179.05	117.78
Loss on average assets (5)	(0.78)	(2.15)	(1.17)	(1.81)
Loss on average equity (6)	(11.65)	(70.48)	(17.56)	(57.07)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	7.85%	10.63%	7.85%	10.63%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.85	7.14	3.85	7.14
Allowance for loan losses to loans	4.23	5.78	4.23	5.78
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	53.97	54.40	53.97	54.40
Net charge-offs annualized to average loans	1.26	3.43	0.63	2.32
Capital ratios:
Total equity to total assets	6.78%	2.70%	6.78%	2.70%
Total risk-based capital ratio	20.06	7.68	20.06	7.68
Tier 1 risk-based capital ratio	14.68	4.79	14.68	4.79
Leverage capital ratio	8.82	3.49	8.82	3.49
Other data:
Number of employees (full-time equivalent)(7)	454	819	454	819
Number of banking facilities	41	58	41	58

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.04% and 2.33% for the quarter and 2.14% and 2.37% for the six months ended June 30, 2005 and 2004, respectively.

(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

(7)	Does not include employees (full-time equivalent) of companies that are not part of banking activities and that were acquired from borrowers who were in default of their obligations to CIB Marine as follows:

	At June 30,
	2005	2004
MICR	32	35
Canron	2	4

	34	39

CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or For the Quarter Ended		At or For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$14,675	$17,832	$30,081	$37,701
Interest expense	8,633	9,321	17,016	19,569

Net interest income	6,042	8,511	13,065	18,132
Provision for credit losses	(1,916)	8,670	(3,043)	15,991

Net interest income (loss) after provision for credit losses	7,958	(159)	16,108	2,141
Noninterest income	733	791	1,651	1,599
Noninterest expense	13,922	13,598	27,011	26,660

Loss from continuing operations before income taxes	(5,231)	(12,966)	(9,252)	(22,920)
Income tax benefit	(162)	(1,142)	(157)	(2,543)

Net loss from continuing operations	$(5,069)	$(11,824)	$(9,095)	$(20,377)

Common Share Data
Basic loss per share from continuing operations	$(0.28)	$(0.65)	$(0.50)	$(1.12)
Diluted loss per share from continuing operations	$(0.28)	$(0.65)	$(0.50)	$(1.12)
Dividends	—	—	—	—
Book value per share	$4.63	$4.50	$4.63	$4.50
Weighted average shares outstanding-basic	18,333,779	18,259,831	18,333,779	18,259,831
Weighted average shares outstanding-diluted	18,333,779	18,259,831	18,333,779	18,259,831
Financial Condition Data
Total assets	$1,240,911	$1,498,490	$1,240,911	$1,498,490
Loans	577,926	1,030,147	577,926	1,030,147
Allowance for loan losses	(24,470)	(56,925)	(24,470)	(56,925)
Securities	513,307	350,196	513,307	350,196
Deposits	1,041,457	1,360,846	1,041,457	1,360,846
Deposits held for sale	7,699	—	7,699	—
Borrowings, including junior subordinated debentures	89,910	83,329	89,910	83,329
Stockholders’ equity	84,935	76,874	84,935	76,874
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	1.96%	2.27%	2.07%	2.32%
Net interest spread (2)	1.48	1.97	1.61	2.03
Noninterest income to average assets (3)	0.18	0.21	0.23	0.20
Noninterest expense to average assets	4.35	3.61	4.14	3.38
Efficiency ratio (4)	210.24	146.18	185.48	135.12
Loss on average assets (5)	(1.58)	(3.14)	(1.39)	(2.58)
Loss on average equity (6)	(23.76)	(52.53)	(20.80)	(42.04)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	7.85%	8.03%	7.85%	8.03%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.89	5.64	3.89	5.64
Allowance for loan losses to loans	4.23	5.53	4.23	5.53
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	53.97	68.82	53.97	68.82
Net charge-offs annualized to average loans	1.26	2.43	0.63	2.23
Capital ratios:
Total equity to total assets	6.84%	5.13%	6.84%	5.13%
Total risk-based capital ratio	20.29	13.59	20.29	13.59
Tier 1 risk-based capital ratio	14.86	9.24	14.86	9.24
Leverage capital ratio	8.82	6.62	8.82	6.62
Other data:
Number of employees (full-time equivalent)	454	536	454	536
Number of banking facilities	41	42	41	42

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.03% and 2.34% for the quarter and 2.14% and 2.39% for the six months ended June 30, 2005 and 2004, respectively.

(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

Net Interest Income
     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. For 2005 and 2004, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2005 and 2004 has not been adjusted to reflect the tax-equivalent basis. See the Income Tax discussion for additional information.
          TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$461,062	$3,917	3.40%	$666,326	$3,582	2.15%
Tax-exempt (1)	13,953	171	4.90	47,597	450	3.78

Total securities	475,015	4,088	3.44	713,923	4,032	2.26
Loans (2)(3):
Commercial	120,985	1,665	5.52	604,653	7,565	5.03
Commercial real estate	465,378	7,382	6.36	1,427,810	20,395	5.75
Consumer	23,053	362	6.30	40,217	556	5.56

Total loans	609,416	9,409	6.19	2,072,680	28,516	5.53
Federal funds sold	152,819	1,177	3.09	92,192	231	1.01
Loans held for sale	469	17	15.39	52,839	809	6.16

Total interest-earning assets	1,237,719	14,691	4.76	2,931,634	33,588	4.60
Noninterest-earning assets
Cash and due from banks	28,652			48,476
Premises and equipment	15,898			28,649
Allowance for loan losses	(27,333)			(111,790)
Receivables from sale of stock	(946)			(4,453)
Accrued interest receivable and other assets	29,852			73,997

Total noninterest-earning assets	46,123			34,879

Total assets	$1,283,842			$2,966,513

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$56,332	$164	1.17%	$89,611	$251	1.13%
Money market	215,081	1,275	2.38	362,438	1,233	1.37
Other savings deposits	37,599	108	1.15	212,121	715	1.36
Time deposits (4)	664,735	5,255	3.17	1,817,464	12,725	2.82

Total interest-bearing deposits	973,747	6,802	2.80	2,481,634	14,924	2.42
Borrowings — short-term	15,203	94	2.48	67,350	500	2.99
Borrowings — long-term (4)	7,250	91	5.03	40,040	200	2.01
Junior subordinated debentures	61,857	1,648	10.66	61,857	1,401	9.06

Total borrowed funds	84,310	1,833	8.70	169,247	2,101	4.97

Total interest-bearing liabilities	1,058,057	8,635	3.28	2,650,881	17,025	2.58
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	114,007			193,711
Accrued interest and other liabilities	26,198			31,386

Total noninterest-bearing liabilities	140,205			225,097

Total liabilities	1,198,262			2,875,978
Stockholders’ equity	85,580			90,535

Total liabilities and stockholders’ equity	$1,283,842			$2,966,513

Net interest income and interest rate spread (1)(5)		$6,056	1.48%		$16,563	2.02%

Net interest-earning assets	$179,662			$280,753

Net interest margin (1)(6)			1.96%			2.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.11

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.04% and 2.33%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.2 million and $0.9 million for the quarters ended June 30, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Six Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$443,821	$7,107	3.20%	$649,468	$7,387	2.27%
Tax-exempt (1)	14,301	348	4.87	48,929	915	3.74

Total securities	458,122	7,455	3.25	698,397	8,302	2.38
Loans (2)(3):
Commercial	142,205	4,012	5.69	641,983	16,704	5.23
Commercial real estate	485,584	15,590	6.47	1,501,201	43,817	5.87
Consumer	23,661	776	6.61	42,960	1,212	5.67

Total loans	651,450	20,378	6.31	2,186,144	61,733	5.68
Federal funds sold	161,063	2,246	2.81	96,302	486	1.01
Loans held for sale	715	31	8.74	38,200	1,122	5.91

Total interest-earning assets	1,271,350	30,110	4.77	3,019,043	71,643	4.77
Noninterest-earning assets
Cash and due from banks	29,831			49,858
Premises and equipment	15,155			28,994
Allowance for loan losses	(28,558)			(111,358)
Receivables from the sale of stock	(946)			(4,826)
Accrued interest receivable and other assets	31,338			88,202

Total noninterest-earning assets	46,820			50,870

Total assets	$1,318,170			$3,069,913

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$59,062	$359	1.23%	$87,082	$472	1.09%
Money market	215,064	2,302	2.16	387,748	2,675	1.39
Other savings deposits	40,019	249	1.25	224,397	1,553	1.39
Time deposits (4)	690,177	10,568	3.09	1,863,606	27,292	2.95

Total interest-bearing deposits	1,004,322	13,478	2.71	2,562,833	31,992	2.51
Borrowings — short-term	14,075	174	2.49	75,521	1,598	4.26
Borrowings — long-term (4)	7,250	182	5.06	42,980	484	2.26
Junior subordinated debentures	61,857	3,209	10.38	61,857	2,764	8.94

Total borrowed funds	83,182	3,565	8.58	180,358	4,846	5.39

Total interest-bearing liabilities	1,087,504	17,043	3.16	2,743,191	36,838	2.70
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	117,749			198,096
Accrued interest and other liabilities	24,752			31,153

Total noninterest-bearing liabilities	142,501			229,249

Total liabilities	1,230,005			2,972,440
Stockholders’ equity	88,165			97,473

Total liabilities and stockholders’ equity	$1,318,170			$3,069,913

Net interest income and interest rate spread (1)(5)		$13,067	1.61%		$34,805	2.07%

Net interest-earning assets	$183,846			$275,852

Net interest margin (1)(6)			2.07%			2.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.10

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.14% and 2.37%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.4 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Reconciliation of net interest income – net of discontinued operations

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Interest income reported in margin table(1)	$14,691	$33,588	$30,110	$71,643
Interest income included in discontinued operations	(16)	(15,756)	(29)	(33,942)

Interest income as reported in consolidated statement of operations	14,675	17,832	30,081	37,701

Interest expense reported in margin table	8,635	17,025	17,043	36,838
Interest expense included in discontinued operations	(2)	(7,704)	(27)	(17,269)

Interest expense as reported in consolidated statement of operations	8,633	9,321	17,016	19,569

Net interest income reported in margin table(1)	6,056	16,563	13,067	34,805
Net discontinued operations	(14)	(8,052)	(2)	(16,673)

Net interest income, net of adjustments reported in consolidated statement of operations	$6,042	$8,511	$13,065	$18,132

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$461,062	$3,917	3.40%	$357,772	$2,146	2.40%
Tax-exempt (1)	13,953	171	4.90	20,602	225	4.37

Total securities	475,015	4,088	3.44	378,374	2,371	2.51
Loans (2)(3):
Commercial	120,985	1,665	5.52	324,110	4,053	5.03
Commercial real estate	465,363	7,380	6.36	735,442	10,697	5.85
Consumer	23,053	362	6.30	32,159	455	5.69

Total loans	609,401	9,407	6.19	1,091,711	15,205	5.60
Federal funds sold	152,819	1,177	3.09	32,632	91	1.12
Loans held for sale	191	3	6.30	5,000	165	13.27

Total interest-earning assets	1,237,426	14,675	4.75	1,507,717	17,832	4.75
Noninterest-earning assets
Cash and due from banks	28,628			31,393
Premises and equipment	15,898			15,555
Allowance for loan losses	(27,333)			(54,492)
Receivables from sale of stock	(946)			(1,526)
Accrued interest receivable and other assets	29,548			16,532

Total noninterest-earning assets	45,795			7,462

Total assets of continuing operations	1,283,221			1,515,179
Assets of companies held for disposal	621			1,451,334

Total assets	$1,283,842			$2,966,513

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$56,332	$164	1.17%	$64,207	$185	1.16%
Money market	215,081	1,275	2.38	308,417	1,070	1.40
Other savings deposits	37,599	108	1.15	40,053	118	1.18
Time deposits (4)	664,735	5,255	3.17	830,312	6,072	2.94

Total interest-bearing deposits	973,747	6,802	2.80	1,242,989	7,445	2.41
Borrowings — short-term	14,467	92	2.55	30,292	345	4.58
Borrowings — long-term (4)	7,250	91	5.03	10,052	130	5.20
Junior subordinated debentures	61,857	1,648	10.66	61,857	1,401	9.06

Total borrowed funds	83,574	1,831	8.77	102,201	1,876	7.35

Total interest-bearing liabilities	1,057,321	8,633	3.27	1,345,190	9,321	2.78
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	114,007			125,115
Accrued interest and other liabilities	24,802			5,800

Total noninterest-bearing liabilities	138,809			130,915

Total liabilities of continuing operations	1,196,130			1,476,105
Liabilities of companies held for disposal	2,132			1,399,873

Total liabilities	1,198,262			2,875,978
Stockholders’ equity	85,580			90,535

Total liabilities and stockholders’ equity	$1,283,842			$2,966,513

Net interest income and interest rate spread (1)(5)		$6,042	1.48%		$8,511	1.97%

Net interest-earning assets	$180,105			$162,527

Net interest margin (1)(6)			1.96%			2.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17%			1.12%

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.03% and 2.34%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.2 million and $0.4 million for the quarters ended June 30, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Six Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$443,821	$7,107	3.20%	$356,043	$4,389	2.47%
Tax-exempt (1)	14,301	348	4.87	20,870	456	4.37

Total securities	458,122	7,455	3.25	376,913	4,845	2.57
Loans (2)(3):
Commercial	142,205	4,012	5.69	345,475	8,611	5.01
Commercial real estate	485,576	15,590	6.47	766,184	22,863	6.00
Consumer	23,661	776	6.61	33,585	966	5.78

Total loans	651,442	20,378	6.31	1,145,244	32,440	5.70
Federal funds sold	160,901	2,245	2.81	46,380	249	1.08
Loans held for sale	91	3	6.65	2,528	167	13.28

Total interest-earning assets	1,270,556	30,081	4.76	1,571,065	37,701	4.82
Noninterest-earning assets
Cash and due from banks	29,865			32,221
Premises and equipment	15,140			15,768
Allowance for loan losses	(28,558)			(54,682)
Receivables from the sale of stock	(946)			(1,899)
Accrued interest receivable and other assets	31,011			23,518

Total noninterest-earning assets	46,512			14,926

Total assets of continuing operations	1,317,068			1,585,991
Assets of companies held for disposal	1,102			1,483,922

Total assets	$1,318,170			$3,069,913

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$59,062	$359	1.23%	$61,861	$341	1.11%
Money market	215,064	2,302	2.16	332,572	2,346	1.42
Other savings deposits	40,019	249	1.25	38,059	227	1.20
Time deposits (4)	690,177	10,569	3.09	871,211	12,922	2.98

Total interest-bearing deposits	1,004,322	13,479	2.71	1,303,703	15,836	2.44
Borrowings — short-term	13,077	146	2.25	29,918	637	4.28
Borrowings — long-term (4)	7,250	182	5.06	12,901	332	5.18
Junior subordinated debentures	61,857	3,209	10.38	61,857	2,764	8.94

Total borrowed funds	82,184	3,537	8.61	104,676	3,733	7.14

Total interest-bearing liabilities	1,086,506	17,016	3.15	1,408,379	19,569	2.79
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	117,749			125,679
Accrued interest and other liabilities	23,243			6,793

Total noninterest-bearing liabilities	140,992			132,472

Total liabilities of continuing operations	1,227,498			1,540,851
Liabilities of companies held for disposal	2,507			1,431,589

Total liabilities	1,230,005			2,972,440
Stockholders’ equity	88,165			97,473

Total liabilities and stockholders’ equity	$1,318,170			$3,069,913

Net interest income and interest rate spread (1)(5)		$13,065	1.61%		$18,132	2.03%

Net interest-earning assets	$184,050			$162,686

Net interest margin (1)(6)			2.07%			2.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17%			1.12%

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.14% and 2.39%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.4 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

     Net interest income decreased $2.5 million, or 29.0%, from $8.5 million for the second quarter of 2004 to $6.0 million for the second quarter of 2005. Net interest income decreased $5.1 million, or 27.9%, from $18.1 million for the six months ended June 30, 2004 to $13.1 million for the six months ended June 30, 2005. The decrease in net interest income was primarily due to a decrease in average earning assets of $270.3 million and $300.5 million, respectively, for the quarter and six months ended June 30, 2005 as compared to the same periods in 2004.
     Total interest income decreased $3.1 million, or 17.7%, from $17.8 million for the second quarter of 2004 to $14.7 million for the second quarter of 2005. The decrease was driven by a $270.3 million, or 17.9%, decrease in average balance of interest-earning assets. The largest decrease was in interest income on loans which declined $5.8 million, or 38.1%, from $15.2 million during the second quarter of 2004 to $9.4 million in the second quarter of 2005. The decrease in interest income on loans was primarily due to a $482.3 million decrease in the average balance of loans outstanding as CIB Marine continued its focus on improving the credit quality of the loan portfolio. This decrease was partially offset by a 59 basis point increase in the average rate on loans resulting from a rising rate environment and fewer loans classified as nonaccrual. The decrease in loan interest income was partially offset by an increase in interest income on securities and federal funds sold. Interest income on securities increased 72.4% during the second quarter of 2005 as compared to the same period in 2004 due to higher average yields and an increase in the average balance as CIB Marine invested excess funds resulting from loans declining at a faster pace than deposits. Additionally, interest income on federal funds sold increased by $1.1 million, or 1,193.4%, due to increased average balances and higher rates.
     Total interest income decreased $7.6 million, or 20.2%, from $37.7 million for the six months ended June 30, 2004 to $30.1 million for the six months ended June 30, 2005. The decrease was primarily the result of a 19.1% decrease in average interest-earning assets. Interest income on loans decreased by $12.1 million, or 37.2%, due primarily to lower average loan balances. The decrease in interest income on loans was partially offset by an increase in interest income on securities and federal funds sold due to higher yields in an increasing rate environment and higher average balances. Interest income on securities increased $2.6 million, or 53.9%, and interest income on federal funds sold increased by $2.0 million, or 801.6%.
     Total interest expense decreased $0.7 million, or 7.4%, from $9.3 million in the second quarter of 2004 to $8.6 million in the second quarter of 2005. The decline resulted from a $0.6 million decrease in interest expense on deposits driven by a $269.2 million decrease in the average balance of deposits, partially offset by an increase in the average deposit rate due to the rising rate environment. The decrease in average deposits resulted from CIB Marine’s liability and pricing management initiatives in response to reduced interest-earning assets.
     Total interest expense decreased $2.6 million, or 13.0%, from $19.6 million for the six months ended June 30, 2004 to $17.0 million for the six months ended June 30, 2005. This reduction was primarily the result of the decrease in the average balance of interest-bearing liabilities of $321.9 million. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased by $2.4 million, or 14.9%, due to decreased average balances of $299.4 million for the six months ended June 30, 2005 compared to the same period in 2004.
     CIB Marine’s net interest rate spread was 1.97% and 1.48% for the second quarter of 2004 and 2005, respectively. The net interest spread decreased 42 basis points from 2.03% for the six months ended June 30, 2004 to 1.61% for the six months ended June 30, 2005. The decrease was primarily due to the change in the mix of average interest-earning assets as higher yielding loans which comprised 72.4% and 72.9% of total average interest-earning assets for the quarter and six months ended June 30, 2004, respectively decreased to 49.2% and 51.3% of average interest-earning assets for the quarter and six months ended June 30, 2005, respectively. During the six months ended June 30, 2005, the investment balances as a percentage of average interest-earning assets increased as loans declined faster than deposits. The net interest margin declined 31 basis points from 2.27% for the second quarter of 2004 to 1.96% for the second quarter of 2005 and decreased by 25 basis points from 2.32% for the six months ended June 30, 2004 to 2.07% for the six months ended June 30, 2005.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended June 30, 2005 Compared to Quarter				Six Months Ended June 30, 2005 Compared to Six Months
	Ended June 30, 2004 (2)				Ended June 30, 2004 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$(1,325)	$1,660	$335	9.35%	$(2,756)	$2,476	$(280)	(3.79)%
Securities — tax-exempt(1)	(383)	103	(280)	(62.22)	(785)	218	(567)	(61.97)

Total securities	(1,708)	1,763	55	1.36	(3,541)	2,694	(847)	(10.20)
Commercial	(6,574)	674	(5,900)	(77.99)	(14,027)	1,335	(12,692)	(75.98)
Commercial real estate	(15,015)	2,002	(13,013)	(63.80)	(32,309)	4,082	(28,227)	(64.42)
Consumer	(261)	67	(194)	(34.89)	(611)	175	(436)	(35.97)

Total loans (including fees)	(21,850)	2,743	(19,107)	(67.00)	(46,947)	5,592	(41,355)	(66.99)
Federal funds sold	229	717	946	409.52	484	1,276	1,760	362.14
Loans held for sale	(1,283)	492	(791)	(97.78)	(1,454)	363	(1,091)	(97.24)

Total interest income (1)	(24,612)	5,715	(18,897)	(56.26)	(51,458)	9,925	(41,533)	(57.97)
Interest Expense
Interest-bearing demand deposits	(95)	8	(87)	(34.66)	(167)	54	(113)	(23.94)
Money market	(634)	676	42	3.41	(1,485)	1,112	(373)	(13.94)
Other savings deposits	(513)	(94)	(607)	(84.90)	(1,165)	(139)	(1,304)	(83.97)
Time deposits	(8,915)	1,445	(7,470)	(58.70)	(17,978)	1,254	(16,724)	(61.28)

Total deposits	(10,157)	2,035	(8,122)	(54.42)	(20,795)	2,281	(18,514)	(57.87)
Borrowings — short-term	(333)	(73)	(406)	(81.20)	(944)	(480)	(1,424)	(89.11)
Borrowings — long-term	(251)	142	(109)	(54.50)	(601)	299	(302)	(62.40)
Junior subordinated debentures	—	247	247	17.63	—	444	444	16.06

Total borrowed funds	(584)	316	(268)	(12.76)	(1,545)	263	(1,282)	(26.45)

Total interest expense	(10,741)	2,351	(8,390)	(49.28)	(22,340)	2,544	(19,796)	(53.74)

Net interest income (1)	$(13,871)	$3,364	$(10,507)	(63.44)%	$(29,118)	$7,381	$(21,737)	(62.46)%

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended June 30, 2005 Compared to Quarter				Six Months Ended June 30, 2005 Compared to Six Months
	Ended June 30, 2004 (2)				Ended June 30, 2004 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$725	$1,046	$1,771	(82.53)%	$1,228	$1,490	$2,718	61.93%
Securities — tax-exempt(1)	(79)	24	(55)	(24.44)	(156)	48	(108)	(23.68)

Total securities	646	1,070	1,716	72.37	1,072	1,538	2,610	53.87
Commercial	(2,752)	364	(2,388)	(58.92)	(5,627)	1,028	(4,599)	(53.41)
Commercial real estate	(4,194)	879	(3,315)	(30.99)	(8,944)	1,671	(7,273)	(31.81)
Consumer	(138)	45	(93)	(20.44)	(314)	124	(190)	(19.67)

Total loans (including fees)	(7,084)	1,288	(5,796)	(38.12)	(14,885)	2,823	(12,062)	(37.18)
Federal funds sold	736	350	1,086	1,193.41	1,209	787	1,996	801.61
Loans held for sale	(105)	(57)	(162)	(98.18)	(108)	(56)	(164)	(98.20)

Total interest income (1)	(5,807)	2,651	(3,156)	(17.70)	(12,712)	5,092	(7,620)	(20.21)
Interest Expense
Interest-bearing demand deposits	(22)	1	(21)	(11.35)	(16)	34	18	5.28
Money market	(392)	597	205	19.16	(1,003)	959	(44)	(1.88)
Other savings deposits	(8)	(2)	(10)	(8.47)	12	10	22	9.69
Time deposits	(1,270)	453	(817)	(13.46)	(2,789)	435	(2,354)	(18.22)

Total deposits	(1,692)	1,049	(643)	(8.64)	(3,796)	1,438	(2,358)	(14.89)
Borrowings — short-term	(137)	(116)	(253)	(73.33)	(267)	(224)	(491)	(77.08)
Borrowings — long-term	(36)	(3)	(39)	(30.00)	(143)	(7)	(150)	(45.18)
Junior subordinated debentures	—	247	247	17.63	—	444	444	16.06

Total borrowed funds	(173)	128	(45)	(2.40)	(410)	213	(197)	(5.28)

Total interest expense	(1,865)	1,177	(688)	(7.38)	(4,206)	1,651	(2,555)	(13.06)

Net interest income (1)	$(3,942)	$1,474	$(2,468)	(29.00)%	$(8,506)	$3,441	$(5,065)	(27.94)%

(1)	For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of June 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a negative $1.9 million in the second quarter of 2005, as compared to an $8.7 million expense in the same period of 2004. For the six-month period ended June 30, 2005, the provision for credit losses was a negative $3.0 million, as compared to a $16.0 million expense for the same period of 2004. The decrease in the provision was primarily due to a decline in the amount of loans outstanding at June 30, 2005 as compared to June 30, 2004 and an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine in 2004 and 2005.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Loan fees	$104	$218	$222	$494
Deposit service charges	258	465	568	895
Other service fees	167	36	528	94
Other income	50	72	179	116
Gain on investment securities, net	154	—	154	—

	$733	$791	$1,651	$1,599

     Noninterest income was $0.7 million and $0.8 million for the second quarter of 2005 and 2004, respectively. Decreased loan fees of $0.1 million and decreased deposit service charges of $0.2 million, resulting from lower loan and deposit volumes in 2005 as compared to 2004, offset the increase in other service fees of $0.1 million and the gain on sale of investments securities of $0.2 million. Noninterest income was $1.7 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively. Decreased loan fees of $0.3 million and decreased deposit service charges of $0.3 million offset the increase in other service fees of $0.4 million and the gain on sale of investments securities of $0.2 million. The increase in other service fees for the six months ended June 30, 2005 is primarily due to processing services provided by CIB Marine to CIB – Chicago subsequent to the sale of CIB – Chicago.
Noninterest Expense
     The following table presents the significant components of noninterest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Compensation and employee benefits	$6,603	$7,579	$13,663	$15,625
Equipment	1,019	1,105	1,964	2,255
Occupancy and premises	955	776	1,946	1,623
Professional services	1,281	1,343	1,828	1,920
Impairment loss on investment securities	42	—	1,162	—
Net write downs and losses on assets	1,402	1,001	1,699	1,199
Other expense:
Payroll and other processing charges	32	30	61	67
Correspondent bank charges	71	108	131	204
Advertising/marketing	284	146	506	329
Communications	358	279	662	603
Supplies and printing	164	85	297	199
Shipping and handling	207	204	371	407
Collection expense	58	9	121	73
FDIC and state assessment	494	421	1,014	875
Recording and filing fees	68	34	96	57
Other expense	884	478	1,490	1,224

Total other expense	2,620	1,794	4,749	4,038

Total Noninterest Expense	$13,922	$13,598	$27,011	$26,660

     Total noninterest expense increased $0.3 million, or 2.4%, from $13.6 million for the second quarter of 2004 to $13.9 million for the second quarter of 2005. The increase was primarily the result of a $0.4 million increase in write down and losses on assets and a $0.8 million increase in other expense partially offset by a $1.0 million decrease in compensation and employee benefits.
     Compensation and employee benefits expense is the largest component of noninterest expense and represented 47.4% of total noninterest expense for the second quarter of 2005 compared to 55.7% for the second quarter of 2004. The decrease in compensation and employee benefit expense is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004. The cost savings program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions.
     Net write downs and losses on assets for the second quarter of 2005 was $1.4 million as compared to $1.0 million for the second quarter of 2004. The majority of such losses in the second quarter of 2005 related to $1.6 million impairment losses on a limited amount of loans offered for sale as part of a loan work-out strategy offset by a $0.2 million gain on the sale of foreclosed properties. The majority of such losses in the second quarter of 2004 related to a net $0.6 million loss on foreclosed properties and a $0.3 million impairment loss on its investment in shares of common stock of a closely held information company.
     Total noninterest expense increased $0.4 million, or 1.3%, from $26.7 million for the six months ended June 30, 2004 to $27.0 million for the six months ended June 30, 2005. The decrease was primarily the result of a $2.0 million decrease in compensation and employee benefits and $0.3 million decrease in equipment expense, partially offset by $1.2 million impairment loss on investment securities, $0.3 million increase in occupancy and premises, $0.5 million increase in write down and losses on assets and $0.7 million increase in other expense.
     Compensation and employee benefits expense is the largest component of noninterest expense and represented 50.6% of total noninterest expense for the six months ended June 30, 2005 compared to 58.6% for the six months ended June 30, 2004. The decrease in compensation and employee benefit expense is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004. The cost savings program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions.
     During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at June 30, 2005. Accordingly, CIB Marine realized a $1.2 million other-than-temporary loss on these certain securities during the first six months of 2005.
     Net write downs and losses on assets for the six months ended June 30, 2005 was $1.7 million as compared to $1.2 million for the same period in 2004. The majority of such losses for the six months ended June 30, 2005 related to $1.6 million losses on a limited amount of commercial real estate and commercial construction loans offered for sale in conjunction with a loan work-out strategy and $0.1 million impairment losses relating to its interest in two companies operating as small business investment companies. The majority of such losses for the six months ended June 30, 2004 related to a net $0.6 million loss on foreclosed properties and a $0.6 million loss on the sale and impairment of certain equity investments.
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

Financial Condition
Overview
     During 2005, CIB Marine continued its focus on improving its credit quality. At June 30, 2005, CIB Marine had total assets of $1.3 billion, a $132.8 million or 9.6% decrease, from $1.4 billion at December 31, 2004. The decrease was driven by a declining loan balance which decreased by $163.6 million from $717.1 million at December 31, 2004 to $553.5 million at June 30, 2005 and federal funds sold which decreased $101.9 million. These decreases were partially offset by $134.3 million increase in securities available for sale as CIB Marine invested excess funds resulting from a slower decline in deposits as compared to loans.
Federal Funds Sold
     Federal funds sold decreased $101.9 million from $192.2 million at December 31, 2004 to $90.3 million at June 30, 2005. The decrease was mainly due to CIB Marine’s strategy of investing in higher yielding, longer term securities during 2005. At December 31, 2004, CIB Marine was invested in more liquid assets to ensure it could address any potential liquidity issues brought on as a result of the deterioration in the credit portfolio during 2003 and 2004.
Loans Held for Sale
     Loans held for sale were $15.9 million at June 30, 2005 and were comprised primarily of commercial real estate and commercial construction loans that were transferred from the loan portfolio during the second quarter of 2005 and offered for sale as part of a loan work-out strategy. During the second quarter of 2005, CIB Marine recognized a $1.6 million market value losses related to these loans.
Securities
     Total securities at June 30, 2005, were $513.3 million, an increase of $134.3 million, or 35.4%, from $379.0 million at December 31, 2004. The ratio of total securities to total assets was 41.0% at June 30, 2005, as compared to 27.3% at December 31, 2004. The increase was the result of excess investment funds as loan volumes declined at a faster pace than deposits and CIB Marine’s movement into longer term investments.
     At June 30, 2005, the net unrealized loss on available for sale securities was $0.9 million, compared to a net unrealized loss of $0.6 million at December 31, 2004.
Loans
     Loans, net of the allowance for loan losses, were $553.5 million at June 30, 2005, a decrease of $163.6 million, or 22.8%, from December 31, 2004, and represented 44.2% of CIB Marine’s total assets at June 30, 2005, and 51.7% at December 31, 2004. The majority of the decrease was in commercial loans and commercial real estate loans which declined $83.2 million and $59.3 million, respectively. The decrease was mainly due to CIB Marine’s continued focus during 2005 to improving the asset quality of the portfolio. Additionally, in the second quarter of 2005 CIB Marine transferred to held for sale, as part of a loan work-out strategy, a limited amount of commercial and commercial real estate loans which had a balance of $19.1 million at December 31, 2004.
Credit Concentrations
     At June 30, 2005, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity as compared to one at December 31, 2004. At December 31, 2004, the total outstanding commitments on the one borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, were 33% of equity and 4% of total loans. The principal drawn and outstanding on this one relationship at December 31, 2004 was $30.8 million.
     At June 30, 2005, CIB Marine also had credit relationships, including those in assets held for sale, within seven industries or industry groups that exceeded 25% of its stockholders’ equity.

	June 30, 2005			December 31, 2004
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$205.3	36%	242%	$221.8	30%	239%
Residential Real Estate Developers	79.3	14	93	108.8	15	117
Motel and Hotel	53.9	9	64	77.9	10	84
Manufacturing	36.9	6	43	57.3	8	62
Retail Trade	30.4	5	36	37.1	5	40
Health Care Facilities	27.7	5	33	31.4	4	34
Nursing/Convalescent Home	26.5	5	31	29.0	4	31
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At June 30, 2005 the allowance for loan losses was $24.5 million, or 4.2% of total loans, compared to $29.6 million, or 4.0% of total loans at December 31, 2004. The decrease in the allowance was primarily due to a decrease in the amount of loans outstanding and a decrease in the amount of nonperforming loans at June 30, 2005 as compared to December 31, 2004. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the second quarter of 2005 were $2.5 million, while recoveries were $0.6 million, as compared to $6.7 million and $0.1 million, respectively, for the same period of 2004. Total charge-offs for the six months ended June 30, 2005 and 2004 were $3.4 million and $13.0 million, respectively, while total recoveries were $1.4 million and $0.3 million, respectively.
     The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 54.0% at June 30, 2005 compared to 47.1% at December 31, 2004. The increase in this ratio was due to a decline in the amount of loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at June 30, 2005 as compared to December 31, 2004. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses:
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$28,300	$115,397	$29,551	$109,872
Loans charged-off
Commercial	(662)	(17,466)	(963)	(25,300)
Commercial real estate	(1,380)	(795)	(1,944)	(890)
Commercial real estate construction	(479)	—	(479)	—
Residential real estate	—	—	(49)	—
Consumer	(3)	(4)	(9)	(39)

Total loans charged-off	(2,524)	(18,265)	(3,444)	(26,229)
Recoveries of loans charged-off
Commercial	413	179	1,088	395
Commercial real estate	170	403	286	496
Commercial real estate construction	—	—	—	113
Residential real estate	23	—	23	—
Consumer	4	7	9	20

Total loan recoveries	610	589	1,406	1,024

Net loans charged-off	(1,914)	(17,676)	(2,038)	(25,205)
Transfer to allowance for loans loss for unfunded standby letters of credit for funded standby letters of credit	—	—	—	5,000
Allowance sold (1)	—	(712)	—	(712)
Provision for loan losses:
Continuing operations	(1,916)	11,492	(3,043)	19,143
Discontinued operations	—	54	—	457

	(1,916)	11,546	(3,043)	19,600

Ending balance	$24,470	$108,555	$24,470	$108,555

Total loans	$577,926	$1,877,280	$577,926	$1,877,280
Average total loans	609,416	2,072,680	651,450	2,186,144
Ratios
Allowance for loan losses to total loans	4.23%	5.78%	4.23%	5.78%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	53.97	54.40	53.97	54.40
Net charge-offs (recoveries ) annualized to average total loans:
Commercial	0.83	11.50	(0.18)	7.80
Commercial real estate	1.46	0.11	0.89	0.04
Consumer	(0.42)	(0.03)	0.22	0.09
Total loans	1.26	3.43	0.63	2.32
Ratio of recoveries to loans charged-off	24.17	3.22	40.82	3.90

(1)	Commercial Finance loan loss allowance. Commercial Finance was sold in the second quarter of 2004.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$28,300	$55,572	$29,551	$54,382
Loans charged-off
Commercial	(662)	(6,578)	(963)	(12,770)
Commercial real estate	(1,380)	(125)	(1,944)	(220)
Commercial real estate construction	(479)	—	(479)	—
Residential real estate	—	—	(49)	—
Consumer	(3)	—	(9)	(4)

Total loans charged-off	(2,524)	(6,703)	(3,444)	(12,994)
Recoveries of loans charged-off
Commercial	413	49	1,088	152
Commercial real estate	170	54	286	108
Commercial real estate construction	—	—	—	—
Residential real estate	23	—	23	—
Consumer	4	9	9	12

Total loan recoveries	610	112	1,406	272

Net loans charged-off	(1,914)	(6,591)	(2,038)	(12,722)
Transfer to allowance for loans loss for unfunded standby letters of credit for funded standby letters of credit	—	—	—	—
Allowance sold (1)	—	(712)	—	(712)
Provision for loan losses	(1,916)	8,656	(3,043)	15,977

Ending balance	$24,470	$56,925	$24,470	$56,925

Total loans	$577,926	$1,030,147	$577,926	$1,030,147
Average total loans	609,401	1,091,711	651,442	1,145,244
Ratios
Allowance for loan losses to total loans	4.23%	5.53%	4.23%	5.53%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	53.97	68.82	53.97	68.82
Net charge-offs (recoveries) annualized to average total loans:
Commercial	0.83	8.10	(0.18)	7.34
Commercial real estate	1.46	0.04	0.89	0.03
Consumer	(0.42)	(0.11)	0.22	(0.05)
Total loans	1.26	2.43	0.63	2.23
Ratio of recoveries to loans charged-off	24.17	1.67	40.82	2.09

(1)	Commercial Finance loan loss allowance. Commercial Finance was sold in the second quarter of 2004.
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
     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	June 30, 2005	December 31, 2004	June 30, 2004
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$16,849	$25,431	$72,017
Commercial real estate (1)	12,342	23,020	97,530
Commercial real estate construction (1)	5,400	5,399	12,480
Residential real estate	416	477	2,176
Home equity	—	—	680
Consumer	—	—	1

Total nonaccrual loans	35,007	54,327	184,884
Foreclosed properties	2,922	3,038	3,690
Restructured loans	1,512	1,536	1,566

	39,441	58,901	190,140

Nonperforming assets included in assets of companies held for disposal:
Nonaccrual loans	—	—	(106,783)
Foreclosed properties	(100)	(100)	(1,884)
Restructured loans	—	—	(5)

Total nonperforming assets of companies held for disposal	(100)	(100)	(108,672)

Total nonperforming assets, excluding assets of companies held for disposal	$39,341	$58,801	$81,468

Loans 90 Days or More Past Due and Still Accruing
Commercial	$941	$1,009	$7,372
Commercial real estate	6,708	5,902	1,832
Commercial real estate construction	1,171	—	3,885
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—

Total company	$8,820	$6,911	$13,089
Loans 90 day or more past due and still accruing included in assets of companies held for disposal	—	—	(10,040)

Net	$8,820	$6,911	$3,049

Allowance for loan losses:
Total company	$24,470	$29,551	$108,555
Allowance for loans loss included in assets of companies held for disposal	—	—	(51,630)

Net	$24,470	$29,551	$56,925

Total loans:
Total company	$577,926	$746,615	$1,877,280
Loans included in assets of companies held for disposal	—	—	(847,133)

Net	$577,926	$746,615	$1,030,147

Total assets:
Total company	$1,253,130	$1,385,908	$2,847,923
Assets of companies held for disposal	(12,219)	(14,865)	(1,349,433)

Net	$1,240,911	$1,371,043	$1,498,490

Ratios: Total Company-Continuing and Discontinued Operations:
Nonaccrual loans to total loans	6.06%	7.28%	9.85%
Foreclosed properties to total assets	0.23	0.22	0.13
Nonperforming assets to total assets	3.15	4.25	6.68
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	7.85	8.41	10.63
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.85	4.75	7.14
Ratios: Continuing Operations only (excludes assets of companies held for disposal (2):
Nonaccrual loans to total loans	6.06%	7.28%	7.58%
Foreclosed properties to total assets	0.23	0.21	0.12
Nonperforming assets to total assets	3.17	4.29	5.44
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	7.85	8.41	8.03
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.88	4.79	5.64

(1)	Commercial, commercial real estate and commercial real estate construction include $0.3 million, $1.0 million and $3.8 million, respectively of loans held for sale at June 30, 2005.

(2)	The assets of CIB — Chicago were transferred to companies held for disposal during the third quarter of 2004. However, for comparative purposes the assets of CIB — Chicago are excluded from the June 30, 2004 ratios.

     Nonaccrual loans decreased $19.3 million, or 35.6%, from $54.3 million at December 31, 2004 to $35.0 million at June 30, 2005 primarily due to payments and charge-offs during the first half of 2005. The ratio of nonaccrual loans to total loans was 6.1% at June 30, 2005, compared to 7.3% at December 31, 2004.
     At June 30, 2005, CIB Marine had eight borrowing relationships (loans to one borrower or a group of borrowers) that were classified as nonaccrual and exceeded $1.0 million. These eight relationships accounted for $28.7 million, or 80.7%, of total nonaccrual loans as of June 30, 2005 and consisted of the following:
•	Commercial loans totaling $8.8 million to related borrowers secured by a first lien on business assets and intellectual property. At June 30, 2005, specific reserves of $3.5 million were allocated to this borrowing relationship and $5.0 million charged-off. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans in the total amount of $5.7 million to related borrowers secured by first mortgages on two commercial properties and two developments. As of June 30, 2005, specific reserves of $0.4 million were allocated to this relationship with $0.3 million charged-off. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $3.8 million to a borrower secured by a first mortgage and business assets. At June 30, 2005, specific reserves in the amount of $0.4 million were allocated to this relationship with $0.4 million charged-off. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $2.7 million to related borrowers secured by a second mortgage on two office buildings and business assets. As of June 30, 2005, $0.8 million was charged-off. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $2.4 million to a borrower secured by first mortgages on three commercial warehouse properties with $0.9 million charged-off as of June 30, 2005. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $2.5 million to related borrowers secured by business assets and first mortgages on three commercial properties with $0.9 million allocated in specific reserves as of June 30, 2005. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $1.5 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties with net charge-offs totaling $4.4 million as of June 30, 2005. While CIB Marine believes the collateral securing the obligations approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $1.3 million to a borrower secured by a first mortgage lien on commercial property. As of June 30, 2005, $0.2 million was charged-off. While CIB Marine believes the collateral securing the obligations approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.
     Foreclosed properties were $2.8 million at June 30, 2005 and consisted of three properties as compared to $2.9 million at December 31, 2004 and four properties. All foreclosed properties were held for sale. During the first six months of 2005, CIB Marine acquired one commercial property which had a carrying value of $1.1 million at June 30, 2005, and sold two foreclosed properties which had a combined carrying value of $1.2 million at December 31, 2004. CIB Marine recognized a $0.2 million net gain on the sale of these properties.
     At June 30, 2005 foreclosed properties consisted of the following:

•	A vacant commercial parcel located in Illinois which had a balance of $0.9 million at June 30, 2005. The property was acquired through a deed in lieu of foreclosure in 2002.

•	An industrial building located in Wisconsin which had a balance of $0.8 million at June 30, 2005. The property was acquired through foreclosure proceedings in 2003.

•	A commercial property located in Illinois which was acquired during the second quarter of 2005 and had a balance of $1.1 million at June 30, 2005.
     Restructured loans were $1.5 million at both June 30, 2005 and December 31, 2004. The balance at both June 30, 2005 and December 31, 2004 was due to one commercial real estate loan with a balance of $1.5 million. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $8.8 million in loans that were 90 days or more past due and still accruing at June 30, 2005 compared to $6.9 million at December 31, 2004. Two borrowing relationships within this category had outstanding balances in excess of $1.0 million at June 30, 2005. The combined outstanding balances of these two borrowing relationships was $6.9 million and accounted for 78.7% of the total loans 90 days or more past due and still accruing at June 30, 2005. One of the two borrowing relationships had total loans outstanding of $5.8 million and was secured by a first and second mortgage on a commercial property. The second borrowing relationship had total loans outstanding of $1.1 million and was secured by a second mortgage on a commercial property. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 3.88% at June 30, 2005, as compared to 4.79% at December 31, 2004.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $21.5 million from $51.0 million at December 31, 2004 to $29.5 million at June 30, 2005. The decrease in impaired loans was primarily due to payments and charge-offs. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	June 30, 2005	December 31, 2004	June 30, 2004
	(Dollars in thousands)
Impaired loans without a specific allowance	$11,470	$16,535	$12,866
Impaired loans with a specific allowance	17,989	34,431	170,698

Total impaired loans	29,459	50,966	183,564
Impaired loans of companies held for disposal (1)	—	—	(107,417)

Impaired loans not including assets of companies held for disposal	$29,459	$50,966	$76,147

Specific allowance related to impaired loans	$7,321	$10,282	$65,934
Specific allowance related to impaired loans included in assets of companies held for disposal (1)	—	—	(33,426)

Specific allowance related to impaired loans not including assets of companies held for disposal	$7,321	$10,282	$32,508

(1)	The assets of CIB — Chicago were transferred to companies held for disposal during the third quarter of 2004 and sold during the fourth quarter of 2004. However, for comparative purposes the assets of CIB — Chicago are included in the June 30, 2004 companies held for disposal amounts.

Companies Held For Disposal
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR Inc. and MSI at both June 30, 2005 and December 31, 2004.
     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.
Reconciliation of assets/liabilities of companies held for disposal

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$9.807	$13,697
MICR	2,521	2,706
MSI	821	1,429
Other (1)	(930)	(2,967)

Total assets of companies held for disposal	$12,219	$14,865

Liabilities of companies held for disposal:
CIB Construction	$6,279	$10,222
MICR	972	864
MSI	1,733	2,360
Other (1)	1,023	(3,309)

Total liabilities of companies held for disposal	$10,007	$10,137

(1)	Includes mortgage banking assets/liabilities held by affiliates, tax liability on subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Intercompany loan and cash balances and interest income and expense between consolidated CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. During the first half of 2005, CIB Marine recognized a $2.7 million recovery of impairment losses recognized in prior periods. The net income or loss associated with CIB Construction is included in discontinued operations for all periods presented.
     In April 2005, Canron sold its remaining facility in Rexdale, Ontario for $8.2 million, and a portion of the proceeds, $2.6 million, were used to pay off the remaining balance of its debt to CIB Marine.

     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$876	$881
Accounts receivable	1,606	2,194
Other assets	7,325	3,547

Current assets	9,807	6,622
Property and equipment, net	—	7,075

Total assets	$9,807	$13,697

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$—	$2,700
Income tax payable	2,006	2,311
Other liabilities	4,273	5,211

Current liabilities	6,279	10,222
Stockholder’s equity	3,528	3,475

Total liabilities and stockholder’s equity	$9,807	$13,697

     MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. In January 2005, CIB Marine retained the services of an investment broker to assist in the marketing and sale of MICR. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal and the net income or loss associated with MICR is included in discontinued operations for all periods presented. During the six months ended June 30, 2005, MICR paid CIB Marine $0.7 million in dividends.
     The following table summarizes the composition of MICR’s balance sheet:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$153	$288
Accounts receivable	440	765
Inventory	1,109	1,121
Other current assets	293	28
Property and equipment, net	291	269
Goodwill, net	235	235

Total assets	$2,521	$2,706

Liabilities and stockholder’s equity:
Liabilities	$972	$864
Stockholder’s equity	1,549	1,842

Total liabilities and stockholder’s equity	$2,521	$2,706

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

     The following table summarizes the composition of MSI’s balance sheet:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$53	$341
Loans held for sale	—	53
Net loans	19	—
Property and equipment, net	—	35
Accrued income tax receivable	605	621
Other assets	144	379

Total assets	$821	$1,429

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$569	$303
Other liabilities	1,164	2,057

Total liabilities	1,733	2,360
Stockholder’s equity	(912)	(931)

Total liabilities and stockholder’s equity	$821	$1,429

     During the first quarter of 2004, based on the expected fair value of the subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss is included in discontinued operations on CIB Marine’s consolidated statements of operations. There were no impairment losses recognized during the first half of 2005.
Assets and Deposits of Branches Held For Sale
     At June 30, 2005 one of CIB Marine’s subsidiary banks had for sale the deposits, property and equipment of one of its branches located in Sebring, Florida. At June 30, 2005, the total deposits of this branch were $7.7 million and the total property and equipment net of accumulated depreciation was $0.3 million. These assets and liabilities are included in assets and deposits held for sale as of June 30, 2005.
Deposit Liabilities
     Total deposits decreased $137.0 million, or 11.6%, from $1.2 billion at December 31, 2004 to $1.0 billion at June 30, 2005. This decrease was primarily due to a $30.3 million decrease in savings deposits and a $93.3 million decrease in time deposits. The decrease in deposits is due to the less competitive rate setting practices adopted by CIB Marine for both money market accounts and time deposits, and a decline in overall commercial relationship banking activity as loan relationships declined. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 60.7% at June 30, 2005 and 61.5% at December 31, 2004. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At June 30, 2005 time deposits of $100,000 or more amounted to $159.7 million, or 25.3%, of total time deposits, compared to $248.5 million and 34.3% at December 31, 2004. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $55.6 million, or 8.8%, of total time deposits at June 30, 2005, and $62.0 million, or 8.6% of total time deposits at December 31, 2004.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds increased $2.0 million from $87.9 million at December 31, 2004 to $89.9 million at June 30, 2005. The increase occurred in short-term borrowings which were $20.8 million at June 30, 2005 as compared to $18.8 million at December 31, 2004.
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
     At June 30, 2005, pursuant to FDIC regulations in 12 C.F.R. Part 325 Marine FSB, Marine – Wisconsin and CIB – Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at June 30, 2005, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank and, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana were each terminated as a result of improvements at such banks and replaced with Memoranda of Understanding (“Memoranda”), which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain Tier 1 capital equal to or exceeding 8% of the total assets as defined in Part 325 of the FDIC Rules and Regulations, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. These restrictions are in force until such Orders, Memoranda and Agreements are terminated. Failure to comply with the Orders, Memoranda or Agreements could have a material adverse effect on CIB Marine and its operations. As of June 30, 2005, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Orders, Memoranda and Agreements.
     The risk-based capital information of CIB Marine at June 30, 2005 and December 31, 2004 is contained in the following table:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Risk weighted assets	$771,058	$942,040

Average assets (1)	1,283,293	2,194,824

Capital components Stockholders’ equity	$84,935	$92,892
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in consolidated subsidiaries	—	—

Total restricted core capital elements	60,000	60,000
Disallowed amounts	(31,688)	(29,036)

Maximum allowable in tier 1 capital	28,312	30,964
Nonfinancial equity items	(14)	(15)
Less: disallowed intangibles	(982)	(982)
Less: unrealized loss (gain) on securities	920	642

Tier 1 capital	113,171	123,501
Allowable allowance for loan losses	9,821	11,995
Allowable subordinated debentures net of investment in trust	31,688	29,036

Total risk-based capital	$154,680	$164,532

			Minimum Required
			to be Adequately
	Actual		Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2005
Total capital to risk weighted assets	$154,680	20.06%	$61,685	8.00%
Tier 1 capital to risk weighted assets	113,171	14.68	30,842	4.00
Tier 1 leverage to average assets	113,171	8.82	51,332	4.00
December 31, 2004
Total capital to risk weighted assets	$164,532	17.47%	$75,363	8.00%
Tier 1 capital to risk weighted assets	123,501	13.11	37,682	4.00
Tier 1 leverage to average assets	123,501	5.63	87,793	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
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
     During 2004 and 2005 some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, credit available to CIB Marine’s subsidiary banks was restricted and on less favorable terms. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity.
     The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.
     CIB Marine’s primary source of funds for the six months ended June 30, 2005 came from a net decrease in the loan portfolio of $148.5 million. Other sources of funds came from $0.2 million in investing cash flows of discontinued operations, a $2.0 million increase in short-term borrowings, $1.4 million in proceeds from the sale of foreclosed properties, and $4.2 million in cash provided by operating activities.
     A net decrease in deposits of $129.2 million and a $135.3 million net increase in investment securities was CIB Marine’s primary use of funds for the six months ended June 30, 2005. Other uses of funds include $2.2 million to purchase property and equipment.
     The Company had liquid assets from continuing operations of $123.5 million and $233.9 million at June 30, 2005 and December 31, 2004, respectively.
     CIB Marine was able to meet its liquidity needs during the first six months of 2005. During 2004 CIB Marine deferred payments on its trust preferred securities outstanding. The deferral period may last as long as 5 years. CIB Marine’s subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs. During 2007, it is expected that CIB Marine will have adequate funding capacity to meet its obligations.

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
Management Changes
     Upon the merger of Marine FSB into Marine – Wisconsin in March 2006, Jerry L. Schwallier, formerly President and CEO of Marine FSB, was appointed Market President of the bank’s western operations. Mr. Schwallier subsequently resigned in September 2006. In September 2006, Robert Churan was appointed Market President of the western operations. In April 2006, John P. Hickey, Jr. was appointed President and CEO of Marine – Wisconsin, replacing Michael J. Miller who resigned in February 2006. Stanley J. Calderon, President and CEO of CIB Marine served as interim President and CEO of Marine – Wisconsin from February 2006 to April 2006. Upon the merger of CIB – Indiana into Marine – Wisconsin in August 2006, J. Brian Chaffin, formerly the President of CIB – Indiana, was appointed Market President of the bank’s Indiana operations. In March 2007, Mr. Calderon was elected Chairman of the Board of CIB Marine, replacing Mr. W. Scott Blake, who remains a director. In March 2007, Mr. Calderon also resigned as President and CEO of CIB Marine and was replaced by Mr. Hickey. Mr. Calderon’s employment agreement with CIB Marine terminated upon his resignation as President and CEO.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes, in the last six months of 2005 and during 2006, 103,013 and 332,916 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In September and October 2005, a total of 523,750 options were granted to various employees of the company at an exercise price of $4.10 per share. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, an additional 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47, and as of March 31, 2007 there were 1,118,089 options outstanding with a weighted average exercise price of $8.38. In May 2007, an additional 74,000 options were granted at an exercise price of $4.10 per share.
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

     The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2005.
Repricing Interest Rate Sensitivity Analysis

	June 30, 2005
						Held for
	0-3	4-6	7-12	2-5	Over 5	sale/
	Months	Months	Months	Years	Years	disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$313,936	$23,498	$29,858	$179,080	$31,572	$(18)	$577,926
Securities	138,205	91,565	85,291	187,052	11,194	—	513,307
Loans held for sale	15,885	—	—	—	—	—	15,885
Federal funds sold	90,286	—	—	—	—	—	90,286

Total interest-earning assets	558,312	115,063	115,149	366,132	42,766	(18)	1,197,404
Interest-bearing liabilities:
Time deposits	145,612	65,394	150,599	262,013	13,901	(5,462)	632,057
Savings and interest-bearing demand deposits	296,808	—	—	—	—	(1,946)	294,862
Short-term borrowings	19,003	—	1,800	—	—	—	20,803
Long-term borrowings	—	—	—	7,250	—	—	7,250
Junior subordinated debentures	20,619	—	—	—	41,238	—	61,857

Total interest-bearing liabilities	$482,042	$65,394	$152,399	$269,263	$55,139	$(7,408)	$1,016,829

Interest sensitivity gap (by period)	76,270	49,669	(37,250)	96,869	(12,373)	7,390	180,575
Interest sensitivity gap (cumulative)	76,270	125,939	88,689	185,558	173,185	180,575	180,575
Adjusted for derivatives:
Derivatives (notional, by period)	(4,031)	—	—	5,000	(969)	—	—
Derivatives (notional, cumulative)	(4,031)	(4,031)	(4,031)	969	—	—	—

Interest sensitivity gap (by period)	72,239	49,669	(37,250)	101,869	(13,342)	7,390	180,575
Interest sensitivity gap (cumulative)	72,239	121,908	84,658	186,527	173,185	180,575	180,575
Cumulative gap as a % of total assets	5.77%	9.73%	6.76%	14.88%	13.82%	14.41%
     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of June 30, 2005, and December 31, 2004.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
June 30, 2005	9.93%	3.96%	(6.13)%	(13.94)%
December 31, 2004	6.52%	3.40%	(9.05)%	(14.59)%
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
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2005. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weakness in internal control over financial reporting which was reported in the 2004 Form 10-K continue to exist. As of June 30, 2005, CIB Marine has determined that it has not completed the implementation and/or testing of the changes in controls and procedures that it believes are necessary to conclude that the material weakness has been remediated. Based on this evaluation, management has concluded that the disclosure controls and procedures were ineffective as of June 30, 2005, solely as a result of the material weakness in internal control over financial reporting described in the next paragraph.

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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
     In June 2004, Central Illinois Bank commenced an action in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, against John C. Hadley and Mary Lydia Hadley, CIB Marine’s largest individual shareholders at the time, for damages arising out of the Hadleys’ default in December 2003 of certain loan obligations (the “State Litigation”) and subsequently obtained a confession of judgment. The loans approximate $9.7 million plus interest and attorneys fees and are secured by CIB Marine stock and the accounts receivable, inventory, equipment and other personal property of the borrowers and their restaurant supply and coin businesses. In December 2004, the Hadleys consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code pending in the United States Bankruptcy Court for the Central District of Illinois (the “Bankruptcy Case”). The Hadleys stayed the State Litigation and, in the first quarter of 2006, the Hadleys filed a counterclaim against Central Illinois Bank in the dischargeability adversary proceeding that sought to recover $35.0 million in actual damages and punitive damages for the alleged loss or substitution by Central Illinois Bank of certain rare coins and collectibles which the Hadleys alleged were pledged to the bank as collateral, sought to recover certain alleged preferential transfers and sought to equitably subordinate the bank’s claim to those of unsecured creditors. Central Illinois Bank and the Hadleys have settled these matters with the approval of the Bankruptcy Court. According to the settlement agreement, the adversary complaint and counterclaims in the Bankruptcy Court and the State Litigation were dismissed with prejudice and without admitting any fault or liability; the parties exchanged mutual general releases of claims among the Hadleys, Central Illinois Bank and its parent and affiliated corporations, preserving only the Hadleys’ claims as members of a putative plaintiff class in an action currently pending in the United States District Court for the Eastern District of Wisconsin entitled Dennis Lewis, et al. v. CIB Marine Bancshares, Inc., et al., Case No. 05-C-1008 or as individual plaintiffs in an “opt out” action against some or all of the same parties alleging substantially the same claims; and Central Illinois Bank discharged, waived, released and assigned its claims in the Bankruptcy Case to the Hadleys’ bankruptcy estate, returned to the Hadleys’ bankruptcy estate all collateral security held by Central Illinois Bank and paid the bankruptcy estate $1.75 million in the first quarter of 2007. CIB Marine recorded a $1.75 million contingent liability expense in 2006 related to the settlement.

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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the second quarter of 2005.
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS
Exhibit 10. 1 – CIB Marine Bancshares, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005).
Exhibit 31.1 – Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13(a) – 14(a)/15d – 14(a).
Exhibit 31.2 – Certification of Steven T. Klitzing, Chief Financial Officer, under Rule 13(a) – 14(a)/15d – 14(a).
Exhibit 32.1 – Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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