Form 10-Q
period 2005-09-30
CIB MARINE BANCSHARES INC
filed 2007-07-18
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At June 30, 2007 CIB Marine had 18,346,442 shares of common stock outstanding.

EXPLANATORY NOTE
This document is intended to speak as of September 30, 2005, except as otherwise noted
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in thousands,
	except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$22,810	$41,777
Federal funds sold	110,396	192,158

Total cash and cash equivalents	133,206	233,935

Securities	526,132	379,024
Loans	542,072	746,615
Allowance for loan losses	(24,948)	(29,551)

Net loans	517,124	717,064

Premises and equipment, net	13,991	14,099
Accrued interest receivable	5,077	5,122
Foreclosed properties	2,972	2,938
Assets of branches held for sale	540	—
Assets of companies held for disposal	11,276	14,865
Goodwill	982	982
Other assets	13,678	17,879

Total assets	$1,224,978	$1,385,908

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$102,359	$117,546
Interest-bearing demand	47,417	63,886
Savings	221,914	271,712
Time	567,606	725,344

Total deposits	939,296	1,178,488

Short-term borrowings	48,637	18,809
Long-term borrowings	7,250	7,250
Junior subordinated debentures	61,857	61,857
Accrued interest payable	15,046	10,644
Deposits of branches held for sale	44,271	—
Liabilities of companies held for disposal	12,348	10,137
Other liabilities	11,783	5,831

Total liabilities	1,140,488	1,293,016
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(89,761)	(81,867)
Accumulated other comprehensive loss, net	(1,794)	(642)
Receivables from sale of stock	(302)	(946)
Treasury stock at cost, 12,663 shares	(162)	(162)

Total stockholders’ equity	84,490	92,892

Total liabilities and stockholders’ equity	$1,224,978	$1,385,908

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$9,158	$13,587	$29,535	$46,027
Loans held for sale	80	46	83	213
Securities:
Taxable	4,244	2,082	10,624	6,194
Tax-exempt	103	224	451	680
Dividends	298	155	1,025	432
Federal funds sold	1,064	237	3,310	486

Total interest and dividend income	14,947	16,331	45,028	54,032
Interest Expense
Deposits	6,790	7,016	20,269	22,852
Short-term borrowings	290	384	436	1,021
Long-term borrowings	92	92	274	424
Junior subordinated debentures	1,645	1,441	4,854	4,205

Total interest expense	8,817	8,933	25,833	28,502

Net interest income	6,130	7,398	19,195	25,530
Provision for credit losses	(5,238)	(738)	(8,281)	15,253

Net interest income after provision for credit losses	11,368	8,136	27,476	10,277
Noninterest Income
Loan fees	112	252	334	746
Deposit service charges	302	415	870	1,310
Other service fees	53	128	581	222
Other income	121	51	299	167
Gain on sale of investment securities, net	201	—	355	—

Total noninterest income	789	846	2,439	2,445
Noninterest Expense
Compensation and employee benefits	6,528	6,800	20,191	22,425
Equipment	1,044	1,005	3,008	3,260
Occupancy and premises	887	803	2,833	2,426
Professional services	767	2,317	2,595	4,237
Impairment loss on investment securities	191	—	1,353	—
Write down and losses on assets	426	584	2,124	1,783
Other expense	2,591	2,136	7,340	6,174

Total noninterest expense	12,434	13,645	39,444	40,305

Loss from continuing operations before income taxes	(277)	(4,663)	(9,529)	(27,583)
Income tax benefit	(2,113)	(1,176)	(2,270)	(3,719)

Income (loss) from continuing operations	1,836	(3,487)	(7,259)	(23,864)
Discontinued operations:
Pretax income (loss) from discontinued operations	51	3,632	3,524	(1,695)
Pretax loss on sale of discontinued operations	—	(736)	—	(501)

Total pretax income (loss) from discontinued operations	51	2,896	3,524	(2,196)
Income tax expense	2,102	1,198	4,159	3,389

Income (loss) from discontinued operations	(2,051)	1,698	(635)	(5,585)

Net loss	$(215)	$(1,789)	$(7,894)	$(29,449)

Consolidated Statements of Operations — continued

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Earnings (Loss) Per Share

Basic
Income (loss) from continuing operations	$0.10	$(0.19)	$(0.40)	$(1.31)
Discontinued operations	(0.11)	0.09	(0.03)	(0.31)

Net loss	$(0.01)	$(0.10)	$(0.43)	$(1.62)

Diluted
Income (loss) from continuing operations	$0.10	$(0.19)	$(0.40)	$(1.31)
Discontinued operations	(0.11)	0.09	(0.03)	(0.31)

Net loss	$(0.01)	$(0.10)	$(0.43)	$(1.62)

Weighted average shares — basic	18,333,779	18,232,450	18,333,779	18,250,637
Weighted average shares — diluted	18,333,779	18,232,450	18,333,779	18,250,637
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

						Stock
					Accumulated	Receivables
					Other	and
	Common Stock		Capital	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Surplus	Deficit	Income (Loss)	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523

Comprehensive loss:

Net loss	—	—	—	(29,449)	—	—	(29,449)

Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(1,856)	—	(1,856)

Total comprehensive loss							(31,305)

Reduction in receivables from sale of stock	—	—	—	—	—	3,421	3,421

Acquisition of treasury stock (66,002 shares)	—	—	—	—	—	(288)	(288)

Balance, September 30, 2004 (unaudited)	18,346,442	$18,346	$158,163	$(92,208)	$328	$(4,278)	$80,351

Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892

Comprehensive loss:

Net loss	—	—	—	(7,894)	—	—	(7,894)

Other comprehensive loss:
Realized losses on securities available for sale	—	—	—	—	(1,353)	—	(1,353)
Unrealized securities holding gains arising during the period	—	—	—	—	201	—	201

Total comprehensive loss							(9,046)
Reduction in receivables from sale of stock	—	—	—	—	—	644	644

Balance, September 30, 2005 (unaudited)	18,346,442	$18,346	$158,163	$(89,761)	$(1,794)	$(464)	$84,490

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(7,259)	$(23,864)
Net loss from discontinued operations	(635)	(5,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred loan fee amortization	(745)	(1,384)
Depreciation and other amortization	1,916	4,645
Provision for credit losses	(8,281)	15,253
Deferred tax expense	—	10,483
Write down and losses on assets	2,124	1,783
Impairment loss on investment securities	1,353	—
Investment securities gain on sale, net	(355)	—
Decrease (increase) in interest receivable and other assets	3,049	(11,853)
Increase in interest payable junior subordinated debentures	4,813	4,164
Increase (decrease) in other interest payable and other liabilities	(1,126)	829
Operating cash flows of discontinued operations	2,623	23,782

Net cash provided by operating activities	(2,523)	18,253
Cash Flows from Investing Activities
Maturities of securities available for sale	459,919	406,877
Purchase of securities available for sale	(342,860)	(430,139)
Proceeds from sales of securities available for sale	9,639	—
Repayments of asset and mortgage-backed securities available for sale	49,273	39,788
Purchase of asset and mortgage-backed securities available for sale	(305,975)	(30,983)
Net increase in Federal Home Loan Bank Stock	(11,951)	(78)
Net (increase) decrease in other investments	(13)	2,219
Net decrease in loans	181,769	296,372
Proceeds from sale of loans held for sale	24,113	3,144
Proceeds from sale of foreclosed properties	1,372	704
Capital expenditures	(2,265)	(682)
Investing cash flows of discontinued operations	3,177	276,823

Net cash provided by investing activities	66,198	564,045
Cash Flows from Financing Activities
Decrease in deposits	(194,632)	(264,225)
Repayments of long-term borrowings	—	(8,500)
Net increase in short-term borrowings	29,828	6,832
Net decrease in receivables from sale of stock	400	—
Financing cash flows of discontinued operations	—	(303,951)

Net cash used in financing activities	(164,404)	(569,844)

Net increase (decrease) in cash and cash equivalents	(100,729)	12,454
Cash and cash equivalents, beginning of period	233,935	119,804

Cash and cash equivalents, end of period	$133,206	$132,258

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$21,431	$26,334
Interest expense-discontinued operations	30	23,980
Income taxes-continuing operations	(5,763)	(2,487)
Income taxes-discontinued operations	(458)	(7,282)
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties-continuing operations	1,400	1,132
Transfer of commercial loans to loans held for sale-continuing operations	25,847	3,702
Transfer deposits to deposits of branches held for sale	44,271	—
Transfer assets to assets of branches held for sale	540	—
Decrease in foreclosed properties and short-term borrowings satisfied by the transfer of real estate	—	25,120
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2004 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the quarter and nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR (“MICR”) n/k/a Everett Tech, Inc, and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. CIB Marine sold substantially all of the assets and operations of MSI in the third quarter of 2004 and is in the process of winding down the remaining affairs of MSI. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at September 30, 2005 are included in income from discontinued operations for all periods presented. Income or loss from discontinued operations for 2004 also includes the net income of companies sold during 2004. Companies sold during 2004 include Hillside Investors, LTD (“Hillside”), a one bank holding company, including Hillside’s banking subsidiary CIB Bank (“CIB – Chicago”) and CIB Marine Commercial Finance, LLC (“Commercial Finance”). The consolidated results of MICR were reclassified from continuing operations to discontinued operations for the quarter and nine months ended September 30, 2004. The impact of these reclassifications on the consolidated statement of operations for the quarter ended September 30, 2004 was a $0.2 million increase in income from discontinued operations and a $0.2 million increase in loss from continuing operations, including $0.1 million in related tax expense for the quarter ended September 30, 2004. The impact of these reclassifications on the consolidated statement of operations for the nine months ended September 30, 2004 was a $1.4 million increase in loss from discontinued operations and a $1.4 million decrease in loss from continuing operations, including $0.3 million in related tax expense for the nine months ended September 30, 2004. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.
     At September 30, 2005, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada and Nebraska. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.
Note 2 — Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At September 30, 2005, options to purchase 546,643 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.

     The following is a reconciliation of stock option activity for the nine months ended September 30, 2005:

			Weighted
		Range of	Average
	Number	Option Prices	Exercise
	of Shares	per Share	Price
Shares under option at December 31, 2004	791,331	$8.50-23.66	$16.35

Granted	522,750	$4.10	$4.10
Lapsed or surrendered	(224,994)	8.50-22.89	15.27
Exercised	—	—	—

Shares under option at September 30, 2005	1,089,087	$4.10-23.66	$10.69

Share exercisable at September 30, 2005	518,555	$10.87-23.66	$16.23

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
     Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS No. 123, CIB Marine’s net loss per share would have been the pro forma amounts indicated below:

		Quarter Ended		Nine Months Ended
		September 30,		September 30,
		2005	2004	2005	2004
		(Dollars in thousands, except per share data)
Net loss	As reported	$(215)	$(1,789)	$(7,894)	$(29,449)
	Assumed compensation cost, net of tax (1)	(137)	(163)	(464)	(684)

	Pro forma	$(352)	$(1,952)	$(8,358)	$(30,133)

Basic loss per share	As reported	$(0.01)	$(0.10)	$(0.43)	$(1.62)
	Pro forma	(0.02)	(0.11)	(0.46)	(1.65)
Diluted loss per share	As reported	(0.01)	(0.10)	(0.43)	(1.62)
	Pro forma	(0.02)	(0.11)	(0.46)	(1.65)

(1)	Assumed compensation costs are not net of tax for 2005 and 2004. Due to substantial losses incurred in 2005 and 2004, tax benefits for 2004 and later years may not be realized. Also, CIB Marine did not have the ability to carry back losses from 2005 and 2004 to previous years because the 2003 carrybacks covered all available taxable income for these years.
     CIB Marine granted 522,750 shares pursuant to its stock option plan during the first nine months of 2005. Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 4.42% for 2005. No options were granted in 2004 or 2003. The per share weighted average fair value of stock options granted during 2005 was $1.46 on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

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
Note 3 — Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
September 30, 2005
U.S. government agencies	$174,799	$109	$791	$174,117
Obligations of states and political subdivisions	13,494	114	6	13,602
Other notes and bonds	350	—	—	350
Asset-backed securities	57,653	30	—	57,683
Corporate commercial paper	13,131	34	—	13,165
Mortgage-backed securities	242,006	338	1,622	240,722

Total securities available for sale	501,433	625	2,419	499,639
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,493	—	—	26,493

	$527,926	$625	$2,419	$526,132

December 31, 2004
U.S. government agencies	$194,164	$36	$560	$193,640
Obligations of states and political subdivisions	15,738	793	1	16,530
Other notes and bonds	350	—	—	350
Corporate commercial paper	12,658	15	—	12,673
Mortgage-backed securities	143,005	464	1,389	142,080

Total securities available for sale	365,915	1,308	1,950	365,273
Federal Home Loan Bank and Federal Reserve Bank stock at cost	13,751	—	—	13,751

	$379,666	$1,308	$1,950	$379,024

     Securities with a carrying value and fair value of $167.1 million and $148.3 million at September 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, and other purposes as required, and beginning in the first quarter of 2004 for federal funds purchased and borrowings from the federal discount window.
     During the first nine months of 2005, CIB Marine recognized a $1.4 million other-than-temporary impairment loss on certain of its available for sale securities. This impairment loss is included in impairment loss on investment securities on the consolidated statement of operations.

Note 4 — Loans
     The components of loans are as follows:

	September 30, 2005		December 31, 2004
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$89,597	16.5%	$193,574	25.9%
Commercial real estate	340,221	62.7	404,503	54.1
Commercial real estate construction	81,382	15.0	109,676	14.7
Residential real estate	20,899	3.8	31,027	4.1
Home equity	8,821	1.6	7,701	1.0
Consumer	2,246	0.4	2,124	0.3
Receivables from sale of stock	(301)	(0.0)	(946)	(0.1)

Gross loans	542,865	100.0%	747,659	100.0%

Deferred loan fees	(793)		(1,044)

Total loans	542,072		746,615
Allowance for loan losses	(24,948)		(29,551)

Loans, net	$517,124		$717,064

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $8.7 million and $9.9 million at September 30, 2005 and December 31, 2004, respectively.
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $3.0 million and $3.4 million as of September 30, 2005 and December 31, 2004, respectively.
     At September 30, 2005 and December 31, 2004, CIB Marine had $1.7 million and $2.8 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.01 million at September 30, 2005 and $0.3 million at December 31, 2004. Loans made specifically to enable the borrower to purchase CIB Marine stock, and not adequately secured by collateral other than the stock, and which have been classified as receivables from sale of stock and recorded as contra-equity, have not been included in this balance.
     The following table lists information on nonperforming and certain past due loans:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$29,448	$54,327
Restructured loans	1,499	1,536
Loans 90 days or more past due and still accruing	802	6,911
     Information on impaired loans is as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Impaired loans without a specific allowance	$10,623	$16,535
Impaired loans with a specific allowance	18,629	34,431

Total impaired loans	$29,252	$50,966

Specific allowance related to impaired loans	$8,630	$10,282

     Changes in the allowance for loan losses were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$24,470	108,555	29,551	$109,872
Charge-offs	(402)	(32,996)	(3,845)	(59,225)
Recoveries	6,118	3,343	7,523	4,367

Net loan recoveries (charge-offs)	5,716	(29,653)	3,678	(54,858)
Allowance related to discontinued operations	—	(38,205)	—	(38,205)
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	—	—	5,000
Allowance sold	—	—	—	(712)
Provision for loan losses — discontinued operations	—	2,900	—	7,234
Provision for loan losses — continuing operations	(5,238)	(738)	(8,281)	14,528

Balance at end of period	$24,948	$42,859	$24,948	$42,859

Allowance for loan losses as a percentage of loans	4.60%	4.79%	4.60%	4.79%

Note 5 — Goodwill
     At both September 30, 2005 and December 31, 2004, CIB Marine had $1.0 million of goodwill. The goodwill is not subject to amortization, but is subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired.
Note 6 — Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR and MSI at both September 30, 2005 and December 31, 2004.
     Loss or income from discontinued operations, as shown on the consolidated statement of operations, is comprised of MICR, CIB Construction, and MSI for the quarter and nine months ended September 30, 2005, and MICR, CIB Construction, MSI, CIB – Chicago and Commercial Finance for the quarter and nine months ended September 30, 2004. CIB – Chicago and Commercial Finance were sold during 2004.
     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.
                Reconciliation of assets/liabilities of companies held for disposal

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$8,924	$13,697
MICR	2,953	2,706
MSI	623	1,429
Other (1)	(1,224)	(2,967)

Total assets of companies held for disposal	$11,276	$14,865

Liabilities of companies held for disposal:
CIB Construction	$8,232	$10,222
MICR	1,185	864
MSI	1,839	2,360
Other (1)	(1,092)	(3,309)

Total liabilities of companies held for disposal	$12,348	$10,137

(1)	Includes mortgage banking assets/liabilities held by affiliates, tax liability on subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.

Reconciliation of (loss) income from discontinued operations for the quarters and nine months ended September 30, 2005 and 2004:

	Pretax
	income/(loss)
	before
	gain/(loss)
	on sale of				Net
	assets and	Gain (loss)	Income		income/(loss)
	other	on sale of	tax	Other	net of
	income	discontinued	expense	income	intercompany
	(expense)	operations	(benefit)	(1)	transactions
	(Dollars in thousands)
Quarter Ended September 30, 2005
CIB Construction	$3	$—	$2,025	$—	$(2,022)
MICR	359	—	126	—	233
MSI	(352)	—	(49)	41	(262)

Total	$10	$—	$2,102	$41	$(2,051)

Nine Months Ended September 30, 2005
CIB Construction	$2,761	$—	$1,975	$—	$786
MICR	905	—	317	—	588
MSI	(317)	—	(33)	175	(109)
Other (2)	—	—	1,900	—	(1,900)

Total	$3,349	$—	$4,159	$175	$(635)

Quarter Ended September 30, 2004
CIB Construction	$3,759	$—	$199	$856	$4,416
MICR	313	—	107	—	206
MSI	(1,178)	(738)	(77)	498	(1,341)
CIB — Chicago	(1,779)	—	916	1,180	(1,515)
Commercial Finance	(17)	2	53	—	(68)

Total	$1,098	$(736)	$1,198	$2,534	$1,698

Nine Months Ended September 30, 2004
CIB Construction	$3,648	$—	$1,135	$954	$3,467
MICR	(1,058)	—	292	—	(1,350)
MSI	(4,394)	(738)	(335)	804	(3,993)
CIB — Chicago	(5,761)	—	2,273	4,193	(3,841)
Commercial Finance	(222)	237	24	141	132

Total	$(7,787)	$(501)	$3,389	$6,092	$(5,585)

(1)	Includes intercompany transactions, impairment losses recorded by the parent and mortgage banking income/expense recognized by affiliates.

(2)	Relates to subsidiary sold in 2004.
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. During the third quarter of 2003, CIB Construction commenced a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. During the first nine months of 2005, CIB Marine recognized a $2.7 million recovery of impairment losses recognized in prior periods. The net income associated with CIB Construction is presented as discontinued operations in CIB Marine’s consolidated statement of operations.
     During the first nine months of 2005, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. Additionally, in April 2005, Canron sold its remaining facility in Rexdale, Ontario for $8.2 million. A portion of the proceeds, $2.6 million, was used to pay off the remaining balance of its debt to CIB Marine. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During the first nine months of 2005, Canron paid $0.9 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $0.9 million to CIB Marine.
     In conjunction with the liquidation, Canron, a subsidiary of CIB Construction, established an accrual for employee severance and retention costs. Under Canadian law, employees are generally entitled to one week’s salary for every year of service with the company, up to a maximum of twenty-six years. At September 30, 2005, Canron had an accrued severance liability of $0.1 million.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$1,198	$881
Accounts receivable	1,484	2,194
Other assets	6,242	3,547

Current assets	8,924	6,622
Property and equipment, net	—	7,075

Total assets	$8,924	$13,697

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$—	$2,700
Income tax payable	4,173	2,311
Other liabilities	4,059	5,211

Current liabilities	8,232	10,222
Stockholder’s equity	692	3,475

Total liabilities and stockholder’s equity	$8,924	$13,697

     MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal and its results of operations are included in discontinued operations for all periods presented. During the nine months ended September 30, 2005, MICR paid CIB Marine $0.7 million in dividends. CIB Marine is in the process of winding down the remaining affairs of this company. During 2004, an impairment loss of $1.9 million related to goodwill on MICR was recognized and included within discontinued operations. No impairment loss was recognized in 2005.
     The following table summarizes the composition of MICR’s balance sheet:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$330	$288
Accounts receivable	438	765
Inventory	1,146	1,121
Other current assets	472	28
Property and equipment, net	332	269
Goodwill, net	235	235

Total assets	$2,953	$2,706

Liabilities and stockholder’s equity:
Liabilities	$1,185	$864
Stockholder’s equity	1,768	1,842

Total liabilities and stockholder’s equity	$2,953	$2,706

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
     The followings table summarizes the compositions of MSI’s balance sheet:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$26	$341
Loans held for sale	—	53
Net loans	18	—
Property and equipment, net	—	35
Accrued income tax receivable	526	621
Other assets	53	379

Total assets	$623	$1,429

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$570	$303
Other liabilities	1,269	2,057

Total liabilities	1,839	2,360
Stockholder’s equity	(1,216)	(931)

Total liabilities and stockholder’s equity	$623	$1,429

     During the first quarter of 2004, based on the expected fair value of the subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss and the $0.7 million loss on the sale of substantially all the assets and operations of MSI during the third quarter of 2004 are presented as discontinued operations on CIB Marine’s consolidated statements of operations. There were no impairment losses recognized during the first nine months of 2005.
     Commercial Finance
     In August 2002, CIB Marine acquired certain of the assets of a receivables factoring business through Commercial Finance, an Illinois limited liability company and a wholly-owned subsidiary of CIB – Chicago. The assets were acquired from a borrower who was in default of its obligations to CIB Marine and other lenders. Commercial Finance provided the factoring of receivables and other asset-based lending products to borrowers. In June 2004, CIB Marine sold substantially all of the business assets and the business of Commercial Finance to an unrelated party and the company was fully dissolved in November 2004. Commercial Finance’s operating results for the quarter and nine months ended September 30, 2004 are presented in discontinued operations in CIB Marine’s consolidated statement of operations.
     Hillside Investors (includes CIB — Chicago)
     In November 2004, CIB Marine sold CIB – Chicago to an unrelated banking organization. The final sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB – Chicago’s interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. CIB – Chicago’s operating results for the three and nine months ended September 30, 2004 are presented in discontinued operations in CIB Marine’s consolidated statement of operations.
Note 7 — Assets and Deposits of Branches Held for Sale
     At September 30, 2005, two of CIB Marine’s subsidiary banks had for sale the deposits, property and equipment of three of their branches. Two branches were located in Illinois and one was located in Florida. At September 30, 2005, the total deposits of these branches were $44.3 million and the total property and equipment net of accumulated depreciation was $0.5 million. These assets and liabilities are included in assets and deposits held for sale as of September 30, 2005.

Note 8 — Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Prepaid expenses	$1,507	$1,266
Accounts receivable	743	1,395
Trust preferred securities underwriting fee, net of amortization	1,404	1,445
Investment in trust common securities	2,609	2,481
Other investments	2,909	3,257
Income tax receivable	4,453	7,945
Other	53	90

Total other assets	$13,678	$17,879

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships with a carrying value of $1.8 million and $2.1 million at June 30, 2005 and December 31, 2004, respectively. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine’s markets and other locations.

•	Interests in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of September 30, 2005 has invested $0.9 million. The carrying value of these investments was cost less other-than-temporary impairment, which was estimated to be $0.7 million and $0.8 million at September 30, 2005 and December 31, 2004, respectively. During the first quarter of 2005, CIB Marine recognized an impairment loss of $0.1 million on these investments due to a reduction in CIB Marine’s interest in the equity value in one of the two investments. The impairment loss is included within write down and losses on assets.

•	Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment at both September 30, 2005 and December 31, 2004 was $0.1 million.
Note 9 — Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	September 30, 2005		December 31, 2004
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$46,258	3.33%	$13,269	1.67%
Treasury, tax, and loan notes	2,379	3.59	5,540	2.03

Total short-term borrowings	$48,637	3.35%	$18,809	1.78%

     At September 30, 2005 CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to those participated standby letters of credit was $4.9 million at September 30, 2005 and $5.0 million at December 31, 2004.
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
Note 10 — Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

					Scheduled	Callable at
	September 30, 2005		December 31, 2004		Maturity	Par After
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
	$3,250	4.95%	$3,250	4.95%	01/16/08	01/16/01
	2,000	4.95	2,000	4.95	01/16/08	01/16/01
	2,000	5.09	2,000	5.09	02/20/08	02/20/01

Total	$7,250	4.99%	$7,250	4.99%

     CIB Marine is required to maintain qualifying collateral as security for FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. At September 30, 2005 and December 31, 2004, the assets pledged as security for CIB Marine’s FHLB borrowings had a collateral value of $16.5 million and $32.1 million, respectively. These assets consisted of securities with a market value of $17.9 million and $34.7 million at September 30, 2005 and December 31, 2004, respectively.
Note 11 — Other Liabilities

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Accounts payable	$550	$321
Accounts payable-securities settlement	6,609	23
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	196	190
Accrued compensation and employee benefits	1,253	1,169
Accrued professional fees	1,248	1,546
Accrued other expenses	542	1,138
Other liabilities	660	719

	$11,783	$5,831

Note 12 — Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. Such loans outstanding at September 30, 2005 and December 31, 2004 totaled $0.3 million and $0.9 million, respectively. Interest earned on these loans was $0.03 million for the nine months ended September 30, 2005 and is included in interest and dividend income – loans.
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
     At September 30, 2005, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine FSB, Marine – Wisconsin and CIB – Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at September 30, 2005, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank and, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana were each terminated as a result of improvements at such banks and replaced with Memoranda of Understanding (“Memoranda”), which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain Tier 1 capital equal to or exceeding 8% of the total assets as defined in Part 325 of the FDIC Rules and Regulations, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. These restrictions are in force until such Orders, Memoranda and Agreements are terminated. Failure to comply with the Orders, Memoranda or Agreements could have a material adverse effect on CIB Marine and its operations. As of September 30, 2005, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Orders, Memoranda and Agreements.
Note 13 — Earnings (Loss) Per Share Computations
     The following provides a reconciliation of basic and diluted earnings (loss) per share from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Net income (loss) from continuing operations	$1,836	$(3,487)	$(7,259)	$(23,864)

Weighted average shares outstanding:
Basic	18,333,779	18,232,450	18,333,779	18,250,637
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	18,333,779	18,232,450	18,333,779	18,250,637

Per share earnings (loss):
Basic	$0.10	$(0.19)	$(0.40)	$(1.31)
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	$0.10	$(0.19)	$(0.40)	$(1.31)

Note 14 — Subsequent Events
Charter Consolidation
     In March 2006 and August 2006, CIB Marine merged Marine FSB and CIB – Indiana, respectively, into Marine – Wisconsin. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.
Sale and Wind Down of Nonbank Subsidiaries
     CIB Construction/Canron
     Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. During the last quarter of 2005, Canron paid $1.2 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $1.7 million to CIB Marine which CIB Marine recorded as a reduction of its investment in CIB Construction. In 2006, Canron paid $1.0 million in dividends to CIB Construction, and CIB Construction paid $1.6 million in dividends to CIB Marine. In the first quarter of 2007, Canron paid $0.9 million in dividends to CIB Construction and CIB Construction paid $1.0 million in dividends to CIB Marine. As of March 31, 2007, CIB Marine’s net investment in CIB Construction was approximately $(1.2) million.
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
     2006 – Marine – Wisconsin sold branches in Grafton, Wisconsin and Omaha, Nebraska, and closed its Rockville Rd., Indianapolis, Indiana branch with minimal costs. Also during 2006, Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of the six branches was $2.7 million. The total deposits of these sold branches as of December 31, 2005 were $78.8 million. At December 31, 2006, CIB Marine had 30 branches holding $0.8 billion in deposits.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes, in the last three months of 2005 and during 2006, 68,600 and 332,916 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In the last quarter of

2005, 1,000 options were granted to various employees of the company at an exercise price of $4.10 per share. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, an additional 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47, and as of March 31, 2007 there were 1,118,089 options outstanding with a weighted average exercise price of $8.38. In May 2007, an additional 74,000 options were granted at an exercise price of $4.10 per share.
Late Filing of Tax Returns
     CIB Marine did not file all required federal and state tax returns for calendar years 2004 and 2005 by the required due dates. The 2004 federal return was subsequently filed in February 2007 and the state returns were filed during the second quarter of 2007 Although CIB Marine does not anticipate taxable income during these periods, penalties and interest may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue. Upon conclusion of the audit of the financial statements for 2005 and the filing of the related Form 10-K and Form 10-Qs with the SEC, CIB Marine intends to complete and file the 2005 tax returns.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of September 30, 2005 and results of operations for the quarter and nine months ended September 30, 2005. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Results of Operations
Overview
     During 2005, CIB Marine continued its focus on improving its credit quality, and its liquidity and capital positions. Total assets declined from $1.4 billion at December 31, 2004 to $1.2 billion at September 30, 2005 primarily due to a decrease in loans. During the third quarter and nine months ended September 30, 2005, CIB Marine had net losses of $0.2 million and $7.9 million, respectively, as compared to net losses of $1.8 million and $29.4 million during the same respective periods in 2004. Net loss includes the results of continuing and discontinued operations. The results from discontinued operations are comprised of impairment losses on assets held for disposal, net gains and losses on sales of assets held for disposal and the operating results of companies held for disposal. Discontinued operations for 2005 includes MICR, MSI and CIB Construction and discontinued operations for 2004 includes MICR, MSI, CIB Construction, CIB – Chicago and Commercial Finance. During 2004, CIB Marine sold CIB – Chicago and Commercial Finance and substantially all the assets and operations of MSI. In 2005, CIB Marine continued its wind down of the remaining business affairs of MSI and CIB Construction, including its subsidiary Canron which is in voluntary liquidation.
     CIB Marine had a net loss of $0.2 million and diluted loss per share of $0.01 in the third quarter of 2005 compared to a net loss of $1.8 million and diluted loss per share of $0.10 in the third quarter of 2004. The $1.6 million decrease in net loss during the third quarter of 2005 as compared to the third quarter of 2004 was due to a $5.3 million improvement in the results from continuing operations which had $1.8 million net income in 2005 as compared to a $3.5 million net loss in 2004, partially offset by a $3.7 million decrease in net income from discontinued operations during the same period.
     The $5.3 million decrease in loss from continuing operations for the third quarter of 2005 compared to the third quarter of 2004 was primarily due to a $4.5 million decrease in provision for credit losses resulting from an improvement in the overall quality of the credit portfolio, a $1.2 million decrease in noninterest expense and a $0.9 million increase in income tax benefit. These amounts were partially offset by a $1.3 million decrease in net interest income driven by decreased loan volumes.
     CIB Marine had a net loss of $7.9 million and diluted loss per share of $0.43 for the nine months ended September 30, 2005 compared to a net loss of $29.4 million and diluted loss per share of $1.62 for the nine months ended September 30, 2004. The $21.6 million decrease in loss for the nine months ended September 30, 2005 compared to the same period of 2004 was due to a decrease of $16.6 million in loss from continuing operations and a $5.0 million improvement in the results from discontinued operations which had a $5.6 million net loss during 2004 as compared to a $0.6 million net loss in 2005.
     The $16.6 million decrease in loss from continuing operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was driven by a $23.5 million decrease in provision for credit losses due to an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine in 2004 and 2005. This amount was partially offset by a $6.3 million decrease in net interest income and a $1.4 million decrease in income tax benefit.
     CIB Marine had 41 banking facilities at both September 30, 2005 and December 31, 2004, and 398 full-time equivalent employees at September 30, 2005 as compared to 482 at December 31, 2004.
     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Consolidated Financial Data
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or For the Quarter Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$14,947	$16,331	$45,028	$54,032
Interest expense	8,817	8,933	25,833	28,502

Net interest income	6,130	7,398	19,195	25,530
Provision for credit losses	(5,238)	(738)	(8,281)	15,253

Net interest income after provision for credit losses	11,368	8,136	27,476	10,277
Noninterest income	789	846	2,439	2,445
Noninterest expense	12,434	13,645	39,444	40,305

Loss from continuing operations before income taxes	(277)	(4,663)	(9,529)	(27,583)
Income tax benefit	(2,113)	(1,176)	(2,270)	(3,719)

Net income (loss) from continuing operations	1,836	(3,487)	(7,259)	(23,864)
Discontinued operations:
Pretax income (loss) from discontinued operations	51	2,896	(3,524)	(2,196)
Income tax expense	2,102	1,198	4,159	3,389

Net income (loss) from discontinued operations	(2,051)	1,698	(635)	(5,585)

Net loss	$(215)	$(1,789)	$(7,894)	$(29,449)

Common Share Data
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.19)	$(0.40)	$(1.31)
Discontinued operations	(0.11)	0.09	(0.03)	(0.31)

Net loss	$(0.01)	$(0.10)	$(0.43)	$(1.62)

Diluted earnings(loss) per share:
Income (loss) from continuing operations	$0.10	$(0.19)	$(0.40)	$(1.31)
Discontinued operations	(0.11)	0.09	(0.03)	(0.31)

Net loss	$(0.01)	$(0.10)	$(0.43)	$(1.62)

Dividends	—	—	—	—
Book value per share	$4.61	$4.30	$4.61	$4.30
Weighted average shares outstanding-basic	18,333,779	18,232,450	18,333,779	18,250,637
Weighted average shares outstanding-diluted	18,333,779	18,232,450	18,333,779	18,250,637
Financial Condition Data
Total assets	$1,224,978	$2,645,623	$1,224,978	$2,645,623
Loans	542,072	1,620,137	542,072	1,620,137
Allowance for loan losses	(24,948)	(81,064)	(24,948)	(81,064)
Securities	526,132	770,972	526,132	770,972
Deposits (includes deposits of branches held for sale)	983,567	2,377,855	983,567	2,377,855
Borrowings, including junior subordinated debentures	117,744	148,052	117,744	148,052
Stockholders’ equity	84,490	80,351	84,490	80,351
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.05%	1.87%	2.06%	2.18%
Net interest spread (2)	1.54	1.58	1.59	1.92
Noninterest income to average assets (3)	0.34	0.46	0.31	0.52
Noninterest expense to average assets	4.10	2.52	4.11	3.07
Efficiency ratio (4)	176.96	109.51	178.40	115.56
Loss on average assets (5)	(0.07)	(0.26)	(0.82)	(1.32)
Loss on average equity (6)	(1.00)	(9.83)	(12.12)	(42.55)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	5.86%	10.55%	5.86%	10.55%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.84	6.64	2.84	6.64
Allowance for loan losses to loans	4.60	5.00	4.60	5.00
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	78.58	47.42	78.58	47.42
Net charge-offs (recoveries) annualized to average loans	(4.11)	6.73	(0.80)	3.59
Capital ratios:
Total equity to total assets	6.90%	3.04%	6.90%	3.04%
Total risk-based capital ratio	20.45	8.46	20.45	8.46
Tier 1 risk-based capital ratio	14.97	5.45	14.97	5.45
Leverage capital ratio	9.21	3.85	9.21	3.85
Other data:
Number of employees (full-time equivalent) (7)	398	653	398	653
Number of banking facilities	41	57	41	57

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For the years 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, the 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.12% and 1.93% for the quarter ended and 2.55% and 2.23% for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

(7)	Does not include employees (full-time equivalent) of companies that are not part of banking activities and that were acquired from borrowers who were in default of their obligations to CIB Marine as follows:

	September 30,
	2005	2004
MICR	34	33
Canron	2	4

	36	37

CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or For the Quarter Ended		At or For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$14,947	$16,331	$45,028	$54,032
Interest expense	8,817	8,933	25,833	28,502

Net interest income	6,130	7,398	19,195	25,530
Provision for credit losses	(5,238)	(738)	(8,281)	15,253

Net interest income after provision for credit losses	11,368	8,136	27,476	10,277
Noninterest income	789	846	2,439	2,445
Noninterest expense	12,434	13,645	39,444	40,305

Loss from continuing operations before income taxes	(277)	(4,663)	(9,529)	(27,583)
Income tax benefit	(2,113)	(1,176)	(2,270)	(3,719)

Net income (loss) from continuing operations	$1,836	$(3,487)	$(7,259)	$(23,864)

Common Share Data
Basic income (loss) per share from continuing operations	$0.10	$(0.19)	$(0.40)	$(1.31)
Diluted income (loss) per share from continuing operations	$0.10	$(0.19)	$(0.40)	$(1.31)
Dividends	—	—	—	—
Book value per share	$4.61	$4.30	$4.61	$4.30
Weighted average shares outstanding-basic	18,333,779	18,232,450	18,333,779	18,250,637
Weighted average shares outstanding-diluted	18,333,779	18,232,450	18,333,779	18,250,637
Financial Condition Data
Total assets	$1,213,702	$1,395,341	$1,213,702	$1,395,341
Loans	542,072	895,336	542,072	895,336
Allowance for loan losses	(24,948)	(42,859)	(24,948)	(42,859)
Securities	526,132	364,765	526,132	364,765
Deposits	939,296	1,236,128	939,296	1,236,128
Deposits held for sale	44,271	—	44,271	—
Borrowings, including junior subordinated debentures	117,744	110,041	117,744	110,041
Stockholders’ equity	84,490	80,351	84,490	80,351
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.05%	2.09%	2.06%	2.25%
Net interest spread (2)	1.55	1.79	1.59	1.95
Noninterest income to average assets (3)	0.19	0.24	0.22	0.21
Noninterest expense to average assets	4.01	3.80	4.09	3.50
Efficiency ratio (4)	185.08	165.51	185.37	144.08
Income (loss) on average assets (5)	0.59	(0.97)	(0.75)	(2.07)
Income (loss) on average equity (6)	8.58	(19.16)	(11.15)	(34.48)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	5.86%	8.37%	5.86%	8.37%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.86	5.58	2.86	5.58
Allowance for loan losses to loans	4.60	4.79	4.60	4.79
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	78.58	57.17	78.58	57.17
Net charge-offs (recoveries) annualized to average loans	(4.11)	5.47	(0.80)	3.20
Capital ratios:
Total equity to total assets	6.96%	5.76%	6.96%	5.76%
Total risk-based capital ratio	20.67	14.57	20.67	14.57
Tier 1 risk-based capital ratio	15.14	10.10	15.14	10.10
Leverage capital ratio	9.21	7.26	9.21	7.26
Other data:
Number of employees (full-time equivalent)	398	505	398	505
Number of banking facilities	41	41	41	41

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, the 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.12% and 2.17% for the quarter ended and 2.55% and 2.32% for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

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

	Quarter Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/ Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$504,096	$4,543	3.60%	$744,817	$4,219	2.27%
Tax-exempt (1)	8,650	103	4.76	44,867	439	3.91

Total securities	512,746	4,646	3.62	789,684	4,658	2.36
Loans(2)(3):
Commercial	98,139	1,367	5.53	488,975	5,799	4.72
Commercial real estate	431,505	7,434	6.84	1,230,547	17,134	5.54
Consumer	21,720	357	6.52	34,496	555	6.40

Total loans	551,364	9,158	6.59	1,754,018	23,488	5.33
Federal funds sold	119,120	1,064	3.54	137,043	494	1.43
Loans held for sale	5,640	80	5.63	19,585	344	6.99

Total interest-earning assets	1,188,870	14,948	5.00	2,700,330	28,984	4.27
Noninterest-earning assets
Cash and due from banks	27,879			50,383
Premises and equipment	15,205			27,778
Allowance for loan losses	(23,881)			(110,639)
Receivables from sale of stock	(771)			(4,068)
Accrued interest receivable and other assets	23,065			67,614

Total noninterest-earning assets	41,497			31,068

Total assets	$1,230,367			$2,731,398

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$53,269	$144	1.07%	$89,127	$270	1.21%
Money market	203,557	1,312	2.56	328,564	1,137	1.38
Other savings deposits	32,748	86	1.04	188,600	627	1.32
Time deposits(4)	619,934	5,248	3.36	1,668,047	12,127	2.89

Total interest-bearing deposits	909,508	6,790	2.96	2,274,338	14,161	2.48
Borrowings — short-term	35,663	288	3.20	52,140	483	3.69
Borrowings — long-term (4)	7,250	92	5.03	36,896	215	2.32
Junior subordinated debentures	61,857	1,645	10.64	61,857	1,441	9.32

Total borrowed funds	104,770	2,025	7.72	150,893	2,139	5.66

Total interest-bearing liabilities	1,014,278	8,815	3.46	2,425,231	16,300	2.69
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	108,913			184,359
Accrued interest and other liabilities	22,231			49,403

Total noninterest-bearing liabilities	131,144			233,762

Total liabilities	1,145,422			2,658,993
Stockholders’ equity	84,945			72,405

Total liabilities and stockholders’ equity	$1,230,367			$2,731,398

Net interest income and interest rate spread (1)(5)		$6,133	1.54%		$12,684	1.58%

Net interest-earning assets	$174,592			$275,099

Net interest margin (1)(6)			2.05%			1.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.11

(1)	For 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.12% and 1.93%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.2 million and $0.6 million for the quarters ended September 30, 2005 and 2004, respectively.

(4)	Interest rate and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Nine Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$464,133	$11,649	3.35%	$681,483	$11,606	2.27%
Tax-exempt (1)	12,397	451	4.85	47,565	1,354	3.80

Total securities	476,530	12,100	3.39	729,048	12,960	2.37
Loans (2)(3):
Commercial	127,354	5,376	5.64	590,611	22,503	5.09
Commercial real estate	467,361	23,027	6.59	1,410,331	60,951	5.77
Consumer	23,007	1,133	6.58	40,118	1,767	5.88

Total loans	617,722	29,536	6.39	2,041,060	85,221	5.58
Federal funds sold	146,928	3,310	3.01	109,981	980	1.19
Loans held for sale	2,375	111	6.25	31,950	1,466	6.13

Total interest-earning assets	1,243,555	45,057	4.84	2,912,039	100,627	4.61
Noninterest-earning assets
Cash and due from banks	29,173			49,942
Premises and equipment	15,172			28,586
Allowance for loan losses	(26,982)			(109,347)
Receivables from sale of stock	(887)			(4,572)
Accrued interest receivable and other assets	28,550			94,887

Total noninterest-earning assets	45,026			59,496

Total assets	$1,288,581			$2,971,535

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$57,110	$503	1.18%	$87,768	$741	1.13%
Money market	211,186	3,614	2.29	367,876	3,813	1.38
Other savings deposits	37,569	336	1.20	212,378	2,180	1.37
Time deposits (4)	666,505	15,816	3.17	1,797,846	39,422	2.93

Total interest-bearing deposits	972,370	20,269	2.79	2,465,868	46,156	2.50
Borrowings — short-term	21,350	463	2.90	67,675	2,082	4.11
Borrowings — long-term (4)	7,250	274	5.05	40,938	698	2.28
Junior subordinated debentures	61,857	4,854	10.46	61,857	4,205	9.06

Total borrowed funds	90,457	5,591	8.24	170,470	6,985	5.47

Total interest-bearing liabilities	1,062,827	25,860	3.25	2,636,338	53,141	2.69
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	114,771			193,484
Accrued interest and other liabilities	23,903			49,262

Total noninterest-bearing liabilities	138,674			242,746

Total liabilities	1,201,501			2,879,084
Stockholders’ equity	87,080			92,451

Total liabilities and stockholders’ equity	$1,288,581			$2,971,535

Net interest income and interest rate spread (1)(5)		$19,197	1.59%		$47,486	1.92%

Net interest-earning assets	$180,728			$275,701

Net interest margin (1)(6)			2.06%			2.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.10

(1)	For 2005 and 2004, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.55% and 2.23%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.7 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
Reconciliation of net interest income

	Quarter ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest Income reported in margin table (1)	$14,948	$28,984	$45,057	$100,627
Interest income included in discontinued operations	(1)	(12,653)	(29)	(46,595)

Interest income as reported in consolidated statement of operations	14,947	16,331	45,028	54,032

Interest expense reported in margin table	8,815	16,300	25,860	53,141
Interest expense included in discontinued operations	2	(7,367)	(27)	(24,639)

Interest expense as reported in consolidated statement of operations	8,817	8,933	25,833	28,502

Net interest income reported in margin table	6,133	12,684	19,197	47,486
Net discontinued operations	(3)	(5,286)	(2)	(21,956)

Net interest income continuing operations, net of adjustments reported in consolidated statement of operations	$6,130	$7,398	$19,195	$25,530

(1)	For 2005 and 2004, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$504,096	$4,543	3.60%	$354,058	$2,236	2.53%
Tax-exempt (1)	8,650	103	4.76	20,767	224	4.31

Total securities	512,746	4,646	3.62	374,825	2,460	2.63
Loans(2)(3):
Commercial	98,139	1,366	5.52	274,152	3,403	4.94
Commercial real estate	431,505	7,434	6.84	665,185	9,696	5.80
Consumer	21,720	357	6.52	29,337	488	6.62

Total loans	551,364	9,157	6.59	968,674	13,587	5.58
Federal funds sold	119,120	1,064	3.54	65,132	237	1.45
Loans held for sale	5,640	80	5.63	1,413	47	13.23

Total interest-earning assets (1)	1,188,870	14,947	5.00	1,410,044	16,331	4.61
Noninterest-earning assets
Cash and due from banks	27,879			35,294
Premises and equipment	15,205			14,995
Allowance for loan losses	(23,881)			(57,258)
Receivables from sale of stock	(771)			(3,448)
Accrued interest receivable and other assets	23,065			29,259

Total noninterest-earning assets	41,497			18,842

Total assets of continuing operations	1,230,367			1,428,886
Assets of companies held for disposal	—			1,302,512

Total assets	$1,230,367			$2,731,398

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$53,269	$144	1.07%	$65,180	$205	1.25%
Money market	203,557	1,312	2.56	270,441	941	1.38
Other savings deposits	32,748	86	1.04	41,527	126	1.21
Time deposits (4)	619,934	5,248	3.36	781,108	5,743	2.92

Total interest-bearing deposits	909,508	6,790	2.96	1,158,256	7,015	2.41
Borrowings — short-term	35,663	289	3.22	34,794	384	4.39
Borrowings — long-term (4)	7,250	92	5.03	7,250	93	5.10
Junior subordinated debentures	61,857	1,646	10.64	61,857	1,441	9.32

Total borrowed funds	104,770	2,027	7.73	103,901	1,918	7.37

Total interest-bearing liabilities	1,014,278	8,817	3.45	1,262,157	8,933	2.82
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	108,913			121,708
Accrued interest and other liabilities	22,231			19,398

Total noninterest-bearing liabilities	131,144			141,106

Total liabilities of continuing operations	1,145,422			1,403,263
Liabilities of companies held for disposal	—			1,255,730

Total liabilities	1,145,422			2,658,993
Stockholders’ equity	84,945			72,405

Total liabilities and stockholders’ equity	$1,230,367			$2,731,398

Net interest income and interest rate spread(1)(5)		$6,130	1.55%		$7,398	1.79%

Net interest-earning assets	$174,592			$147,887

Net interest margin (1)(6)			2.05%			2.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17%			1.12%

(1)	For 2005 and 2004, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004 and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.12% and 2.17%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.2 million and $0.3 million for the quarters ended September 30, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Nine Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$464,133	$11,649	3.35%	$355,376	$6,625	2.49%
Tax-exempt (1)	12,397	451	4.85	20,836	680	4.35

Total securities	476,530	12,100	3.39	376,212	7,305	2.59
Loans(2)(3):
Commercial	127,354	5,375	5.64	321,528	11,975	4.97
Commercial real estate	467,361	23,027	6.59	732,280	32,598	5.95
Consumer	23,007	1,133	6.58	32,158	1,455	6.04

Total loans	617,722	29,535	6.39	1,085,966	46,028	5.66
Federal funds sold	146,928	3,310	3.01	53,772	486	1.21
Loans held for sale	1,966	83	5.64	2,154	213	13.21

Total interest-earning assets	1,243,146	45,028	4.84	1,518,104	54,032	4.75
Noninterest-earning assets
Cash and due from banks	29,173			32,065
Premises and equipment	15,172			15,508
Allowance for loan losses	(26,982)			(53,777)
Receivables from sale of stock	(887)			(2,414)
Accrued interest receivable and other assets	28,550			27,179

Total noninterest-earning assets	45,026			18,561

Total assets of continuing operations	1,288,172			1,536,665
Assets of companies held for disposal	409			1,434,870

Total assets	$1,288,581			$2,971,535

Liabilities and Stockholders’ Equity Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$57,110	$503	1.18%	$62,975	$545	1.16%
Money market	211,186	3,614	2.29	311,711	3,287	1.41
Other savings deposits	37,569	336	1.20	39,224	353	1.20
Time deposits(4)	666,505	15,816	3.17	840,818	18,667	2.97

Total interest-bearing deposits	972,370	20,269	2.79	1,254,728	22,852	2.43
Borrowings — short-term	20,941	436	2.78	31,600	1,021	4.32
Borrowings — long-term (4)	7,250	274	5.05	11,004	424	5.15
Junior subordinated debentures	61,857	4,854	10.46	61,857	4,205	9.06

Total borrowed funds	90,048	5,564	8.24	104,461	5,650	7.21

Total interest-bearing liabilities	1,062,418	25,833	3.25	1,359,189	28,502	2.80
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	114,771			124,346
Accrued interest and other liabilities	23,903			11,740

Total noninterest-bearing liabilities	138,674			136,086

Total liabilities of continuing operations	1,201,092			1,495,275
Liabilities of companies held for disposal	409			1,383,809

Total liabilities	1,201,501			2,879,084
Stockholders’ equity	87,080			92,451

Total liabilities and stockholders’ equity	$1,288,581			$2,971,535

Net interest income and interest rate spread(1)(5)		$19,195	1.59%		$25,530	1.95%

Net interest-earning assets	$180,728			$158,915

Net interest margin (1)(6)			2.06%			2.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17%			1.12%

(1)	For 2005 and 2004, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.55% and 2.32%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.7 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
     Net interest income decreased $1.3 million, or 17.1%, from $7.4 million for the third quarter of 2004 to $6.1 million for the third quarter of 2005. Net interest income decreased $6.3 million, or 24.8%, from $25.5 million for the nine months ended September 30, 2004 to $19.2 million for the nine months ended September 30, 2005. The decrease in net interest income was primarily volume driven. Average interest-earning assets decreased $221.2 million and $275.0 million, respectively, for the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004. The decrease in the volume of interest-earning assets was mainly due to a decline in the volume of loans as CIB Marine continued its focus on improving the credit quality of the loan portfolio.
     Total interest income decreased $1.4 million, or 8.5%, from $16.3 million in the third quarter of 2004 to $14.9 million in the third quarter of 2005. The decrease was driven by a $221.2 million decline in the average balance of interest-earning assets. The largest decrease was in interest income on loans which declined by $4.4 million, or 32.6%, from $13.6 million during the third quarter of 2004 to $9.2 million during the same period in 2005. The decrease in loan interest income was primarily due to a $417.3 million decrease in the average balance partially offset by a 101 basis point increase in the average rate on loans resulting from a rising rate environment and fewer loans classified as nonaccrual. The decrease in loan interest income was partially offset by a $2.2 million increase in interest income on securities driven by an increase in the average balance as CIB Marine invested excess funds resulting from loans declining at a faster pace than deposits.
     Total interest income decreased $9.0 million, or 16.7%, from $54.0 million for the nine months ended September 30, 2004 to $45.0 million for the nine months ended September 30, 2005. The decrease was primarily the result of lower average interest-earning asset balances. Interest income on loans decreased $16.5 million, or 35.8%, due to lower average balances, while interest income on investment securities and federal funds sold increased by a total of $7.6 million, or 97.8%, due to increased average balances and increased rates.
     Total interest expense decreased $0.1 million, or 1.3%, from $8.9 million in the third quarter of 2004 to $8.8 million in the third quarter of 2005. This reduction resulted from a $247.9 million decrease in the average balance of interest-bearing liabilities, partially offset by an overall increase in the average yield paid on these liabilities in a rising rate environment. Interest expense on deposits, the largest component of interest expense, decreased $0.2 million, or 3.2%. The decrease in deposit expense resulted from CIB Marine’s liability and pricing management initiatives in response to reduced interest-earning assets.
     For the nine-month period ended September 30, 2005, total interest expense decreased $2.7 million, or 9.4%, from $28.5 million for the nine months ended September 30, 2004 to $25.8 million in 2005. This reduction was primarily the result of the decrease in the average balance of interest-bearing liabilities of $296.8 million. Interest expense on deposits decreased by 11.3% primarily due to a $282.4 million decrease in the average balance of interest-bearing deposits.
     CIB Marine’s net interest spread declined by 24 basis points from 1.79% for the third quarter of 2004 to 1.55% for the third quarter of 2005. The net interest spread for the nine months ended September 30, 2005 as compared to the same period in 2004 declined by 36 basis points. The decrease was primarily due to the change in the mix of average interest-earning assets as higher yielding loans which comprised 68.7% and 71.5% of total average interest-earning assets for the quarter and nine months ended September 30, 2004, respectively, decreased to 46.4% and 49.7% of average interest-earning assets for the quarter and nine months ended September 30, 2005, respectively. During the quarter and nine months ended September 30, 2005, the lower yielding investment balances as a percentage of average interest-earning assets increased as loans declined faster than deposits. The net interest margin declined 4 basis points from 2.09% for the third quarter of 2004 to 2.05% for the third quarter of 2005 and decreased by 19 basis points from 2.25% for the nine months ended September 30, 2004 to 2.06% for the nine months ended September 30, 2005.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended September 30, 2005 Compared to				Nine Months Ended September 30, 2005 Compared to
	Quarter Ended September 30, 2004(2)				Nine Months Ended September 30, 2004 (2)
				%				%
	Volume	Rate	Total	Change	Volume	Rate	Total	Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$(1,648)	$1,972	$324	7.68%	$(4,408)	$4,451	$43	0.37%
Securities — tax-exempt (1)	(415)	79	(336)	(76.54)	(1,203)	300	(903)	(66.69)

Total securities	(2,063)	2,051	(12)	(0.26)	(5,611)	4,751	(860)	(6.64)
Commercial	(5,291)	859	(4,432)	(76.43)	(19,339)	2,212	(17,127)	(76.11)
Commercial real estate	(13,040)	3,340	(9,700)	(56.61)	(45,505)	7,581	(37,924)	(62.22)
Consumer	(208)	10	(198)	(35.68)	(824)	190	(634)	(35.88)

Total loans (including fees)	(18,539)	4,209	(14,330)	(61.01)	(65,668)	9,983	(55,685)	(65.34)
Federal funds sold	(73)	643	570	115.38	418	1,912	2,330	237.76
Loans held for sale	(208)	(56)	(264)	(76.74)	(1,383)	28	(1,355)	(92.43)

Total interest income (1)	(20,883)	6,847	(14,036)	(48.43)	(72,244)	16,674	(55,570)	(55.22)

Interest Expense
Interest-bearing demand deposits	(99)	(27)	(126)	(46.67)	(270)	32	(238)	(32.12)
Money market	(547)	722	175	15.39	(2,043)	1,844	(199)	(5.22)
Other savings deposits	(431)	(110)	(541)	(86.28)	(1,595)	(249)	(1,844)	(84.59)
Time deposits	(8,594)	1,715	(6,879)	(56.72)	(26,638)	3,032	(23,606)	(59.88)

Total deposits	(9,671)	2,300	(7,371)	(52.05)	(30,546)	4,659	(25,887)	(56.09)
Borrowings — short-term	(138)	(57)	(195)	(40.37)	(1,132)	(487)	(1,619)	(77.76)
Borrowings — long-term	(256)	133	(123)	(57.21)	(856)	432	(424)	(60.74)
Junior subordinated debentures	—	204	204	14.16	—	649	649	15.43

Total borrowed funds	(394)	280	(114)	(5.33)	(1,988)	594	(1,394)	(19.96)

Total interest expense	(10,065)	2,580	(7,485)	(45.92)	(32,534)	5,253	(27,281)	(51.34)

Net interest income (1)	$(10,818)	$4,267	$(6,551)	(51.65)%	$(39,710)	$11,421	$(28,289)	(59.57)%

(1)	For 2005 and 2004, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended September 30, 2005 Compared to				Nine Months Ended September 30, 2005 Compared to
	Quarter Ended September 30, 2004(2)				Nine Months Ended September 30, 2004 (2)
				%				%
	Volume	Rate	Total	Change	Volume	Rate	Total	Change
	(Dollars in thousands)
Interest Income
Securities — taxable	$1,150	$1,157	$2,307	103.18%	$2,356	$2,668	$5,024	75.83%
Securities — tax-exempt (1)	(142)	21	(121)	(54.02)	(300)	71	(229)	(33.68)

Total securities	1,008	1,178	2,186	88.86	2,056	2,739	4,795	65.64
Commercial	(2,402)	365	(2,037)	(59.86)	(8,028)	1,428	(6,600)	(55.11)
Commercial real estate	(3,802)	1,540	(2,262)	(23.33)	(12,784)	3,213	(9,571)	(29.36)
Consumer	(124)	(7)	(131)	(26.84)	(443)	121	(322)	(22.13)

Total loans (including fees)	(6,328)	1,898	(4,430)	(32.60)	(21,255)	4,762	(16,493)	(35.83)
Federal funds sold	301	526	827	348.95	1,515	1,309	2,824	581.07
Loans held for sale	33	—	33	70.21	(130)	—	(130)	(61.03)

Total interest income (1)	(4,986)	3,602	(1,384)	(8.47)	(17,814)	8,810	(9,004)	(16.66)

Interest Expense
Interest-bearing demand deposits	(35)	(26)	(61)	(29.76)	(52)	10	(42)	(7.71)
Money market	(278)	649	371	39.43	(1,285)	1,612	327	9.95
Other savings deposits	(25)	(15)	(40)	(31.75)	(15)	(2)	(17)	(4.82)
Time deposits	(1,282)	787	(495)	(8.62)	(4,082)	1,231	(2,851)	(15.27)

Total deposits	(1,620)	1,395	(225)	(3.21)	(5,434)	2,851	(2,583)	(11.30)
Borrowings — short-term	10	(104)	(94)	(24.48)	(285)	(300)	(585)	(57.30)
Borrowings — long-term	—	(1)	(1)	(1.08)	(142)	(8)	(150)	(35.38)
Junior subordinated debentures	—	204	204	14.16	—	649	649	15.43

Total borrowed funds	10	99	109	5.68	(427)	341	(86)	(1.52)

Total interest expense	(1,610)	1,494	(116)	(1.30)	(5,861)	3,192	(2,669)	(9.36)

Net interest income (1)	$(3,376)	$2,108	$(1,268)	(17.14)%	$(11,953)	$5,618	$(6,335)	(24.81)%

(1)	For 2005 and 2004, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of September 30, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a negative $5.2 million for the third quarter of 2005, as compared to a negative $0.7 million for the same period of 2004. For the nine-month period ended September 30, 2005, the provision for credit losses was a negative $8.3 million, as compared to a $15.3 million expense for the same period of 2004. The decrease in the provision was primarily due to a decline in the amount of loans outstanding at September 30, 2005 as compared to September 30, 2004 and an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine in 2004 and 2005.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Loan fees	$112	$252	$334	$746
Deposit service charges	302	415	870	1,310
Other service fees	53	128	581	222
Other income	121	51	299	167
Gain on sale of investment securities, net	201	—	355	—

	$789	$846	$2,439	$2,445

     Noninterest income was $0.8 million for both the third quarter of 2005 and 2004 and $2.4 million for both the nine months ended September 30, 2005 and 2004. Decreases in loan fees and deposit service charges resulting from lower loan and deposit volumes in 2005 as compared to 2004 were offset by increases in gain on sale of securities and other income. The increase in other service fees for the nine months ended September 30, 2005 is primarily due to processing services provided by CIB Marine to CIB – Chicago subsequent to the sale of CIB – Chicago.
Noninterest Expense
     The following table presents the significant components of noninterest expense:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Compensation and employee benefits	$6,528	$6,800	$20,191	$22,425
Equipment	1,044	1,005	3,008	3,260
Occupancy and premises	887	803	2,833	2,426
Professional services	767	2,317	2,595	4,237
Impairment loss on investment securities	191	—	1,353	—
Write down and losses on assets	426	584	2,124	1,783
Other expense:
Payroll and other processing charges	34	29	95	96
Correspondent bank charges	72	92	202	296
Advertising/marketing	336	134	843	463
Communications	331	278	993	881
Supplies and printing	164	81	461	280
Shipping and handling	182	202	556	609
Collection expense	100	26	221	99
FDIC and state assessments	401	427	1,415	1,302
Recording and filing fees	56	33	151	90
Foreclosed property	32	9	35	107
Other expense	883	825	2,368	1,951

Total other expense	2,591	2,136	7,340	6,174

Total noninterest expense	$12,434	$13,645	$39,444	$40,305

     Total noninterest expense decreased $1.2 million, or 8.9%, from $13.6 million for the third quarter of 2004 to $12.4 million for the third quarter of 2005. The decrease was primarily the result of a $1.6 million decrease in professional services, a $0.3 million decrease in compensation and employee benefits and a $0.2 million decrease in net write downs and losses on assets, partially offset by a $0.5 million increase in other expense and $0.2 million impairment loss on investment securities.
     Professional services expense decreased $1.6 million from $2.3 million to $0.8 million for the quarters ended September 30, 2004 and 2005, respectively, due primarily to expenses incurred in 2004 related to a special investigation and strategic planning, partially offset by an increase in expenses during 2005 related to legal actions filed against CIB Marine.
     Compensation and employee benefits expense is the largest component of noninterest expense and represented 52.5% of total noninterest expense for the third quarter of 2005 compared to 49.8% for the third quarter of 2004. Compensation and employee benefits expense decreased $0.3 million, or 4.0%, from $6.8 million for the third quarter of 2004, to $6.5 million for the third quarter of 2005. The decrease in compensation and employee benefit expense is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004. The cost savings program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions.
     Net write downs and losses on assets decreased $0.2 million, or 27.1%, from $0.6 million for the third quarter of 2004 to $0.4 million for the third quarter of 2005. The majority of such losses in the third quarter of 2005 related to a $0.2 million loss on the sale of loans and $0.2 million loss on the sale of foreclosed property. The majority of such losses in the third quarter of 2004 related to a $0.6 million loss on the sale of loans.
     Total noninterest expense decreased $0.9 million, or 2.1%, from $40.3 million for the nine months ended September 30, 2004 to $39.4 million for the nine months ended September 30, 2005. The decrease was primarily the result of a $2.2 million decrease in compensation and employee benefits and a $1.6 million decrease in professional services, partially offset by a $1.2 million increase in other expense, a $1.4 million impairment loss on investment securities and a $0.3 million increase in write-down and losses on assets.
     During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at September 30, 2005. Accordingly, CIB Marine realized a $0.2 million and a $1.4 million other-than-temporary loss on these certain securities during the third quarter and first nine months of 2005, respectively.
     Compensation and employee benefits expense represented 51.2% of total noninterest expense for the nine months ended September 30, 2005 compared to 55.6% for the same period of 2004. Compensation and employee benefits expense decreased $2.2 million, or 10.0%, from $22.4 million for the nine months ended September 30, 2004, to $20.2 million for the same period in 2005. The decrease in compensation and employee benefit expense is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004. The cost savings program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions.
     Professional services expense decreased $1.6 million from $4.2 million to $2.6 million for the nine months ended September 30, 2004 and 2005, respectively, due primarily to expenses incurred in 2004 related to a special investigation and strategic planning, partially offset by an increase in expenses during 2005 related to legal actions filed against CIB Marine.
     Net write downs and losses on assets increased $0.3 million from $1.8 million for the nine months ended September 30, 2004 to $2.1 million for the nine months ended September 30, 2005. The majority of such losses for the nine months ended September 30, 2005 related to a $1.7 million loss on a limited number of loans that were offered for sale during the second quarter of 2005 as part of a loan work-out strategy and sold during the third quarter of 2005. The majority of such losses for the nine months ended September 30, 2004 related to a net $0.6 million loss on foreclosed properties, a $0.6 million loss on the sale of a limited number of loans of CIB Marine’s mezzanine lending subsidiary as part of the restructuring of its loan portfolio, and a $0.6 million loss on the sale and impairment of certain equity investments.
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

Financial Condition
Overview
     During 2005, CIB Marine continued its focus on improving its credit quality. At September 30, 2005, CIB Marine had total assets of $1.2 billion, a $160.9 million or 11.6% decrease, from $1.4 billion at December 31, 2004. The decrease was driven by a declining loan balance which decreased by $199.9 million from $717.1 million at December 31, 2004 to $517.1 million at September 30, 2005 and federal funds sold which decreased $81.8 million during the same period. These decreases were partially offset by $147.1 million increase in securities available for sale as CIB Marine invested excess funds resulting from a slower decline in deposits as compared to loans.
Federal Funds Sold
     Federal funds sold decreased $81.8 million from $192.2 million at December 31, 2004 to $110.4 million at September 30, 2005. The decrease was mainly due to CIB Marine’s strategy of investing in higher yielding, longer term securities during 2005. At December 31, 2004, CIB Marine was invested in more liquid assets to ensure it could address any potential liquidity issues brought on as a result of the deterioration in the credit portfolio during 2003 and 2004.
Securities
     Total securities at September 30, 2005 increased $147.1 million, or 38.8%, as compared to total securities at December 31, 2004. The ratio of total securities to total assets was 43.0% at September 30, 2005, as compared to 27.3% at December 31, 2004. The increase was the result of excess investment funds as loan volumes declined at a faster pace than deposits.
     The net unrealized loss on available for sale securities, as presented in the consolidated balance sheet, was $1.8 million at September 30, 2005, compared to $0.6 million at December 31, 2004.
Loans
     Loans, net of the allowance for loan losses, represented 42.2% and 51.7% of CIB Marine’s total assets at September 30, 2005 and December 31, 2004, respectively. Net loans decreased $199.9 million from $717.1 million at December 31, 2004 to $517.1 million at September 30, 2005. The decrease was mainly due to CIB Marine’s continued focus during 2005 on improving the asset quality of the portfolio. Additionally, during the nine months ended September 30, 2005 CIB Marine sold a limited amount of commercial and commercial real estate loans which had a balance of $28.2 million at December 31, 2004. These loans were sold as part of a loan work-out strategy. The majority of the decrease in loans was in commercial loans and commercial real estate loans which declined $104.0 million and $64.3 million, respectively.
Credit Concentrations
     At September 30, 2005, CIB Marine had one secured borrowing relationships to one borrower or a related group of borrowers that exceeded 25.0% of stockholders’ equity. At September 30, 2005, the total outstanding commitments on the borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, was 26.7% of equity and 4.2% of total loans, and the principal drawn and outstanding on loans in this one borrowing relationship was $11.3 million. As of September 30, 2005 all loans within this borrowing relationship to a commercial general contractor are current. At December 31, 2004, CIB Marine also had one borrowing relationship that exceeded 25% of stockholders equity. At December 31, 2004, the total outstanding commitments on the one borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, were 33% of equity and 4% of total loans. The principal drawn and outstanding on this one relationship at December 31, 2004 was $30.8 million.
     At September 30, 2005, CIB Marine had the following credit relationships within seven industries or industry groups that exceeded 25% of its stockholders’ equity:

	September 30, 2005			December 31, 2004
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$190.4	35%	225%	$221.8	30%	239%
Residential Real Estate Developers	67.2	12	80	108.8	15	117
Motel and Hotel	51.0	9	60	77.9	10	84
Nursing/Convalescent Home	38.2	7	45	29.0	4	31
Health Care Facilities	30.7	6	36	31.4	4	34
Retail Trade	29.7	5	35	37.1	5	40
Manufacturing	25.6	5	30	57.3	8	62
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At September 30, 2005 the allowance for loan losses was $24.9 million, or 4.6% of total loans, compared to $29.6 million, or 4.0% of total loans at December 31, 2004. The decrease in the allowance was primarily due to a decrease in the amount of loans outstanding, loan charge-offs and a decrease in the amount of nonperforming loans at September 30, 2005 as compared to December 31, 2004. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the third quarter of 2005 were $0.4 million, while recoveries were $6.1 million, as compared to $13.9 million and $0.6 million, respectively, for the same period of 2004. During the first nine months, total charge-offs for 2005 and 2004 were $3.8 million and $26.9 million, respectively, while total recoveries were $7.5 million and $0.9 million, respectively.
     The ratio of the allowance to nonaccrual, restructured and loans 90 days or more past due and still accruing, was 78.6% at September 30, 2005 compared to 47.1% at December 31, 2004. The increase in this ratio was due to a decline in the amount of loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at September 30, 2005 as compared to December 31, 2004. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses:
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$24,470	$108,555	$29,551	$109,872
Loans charged-off
Commercial	(400)	(15,854)	(1,362)	(41,153)
Commercial real estate	—	(16,511)	(1,944)	(17,402)
Commercial real estate construction	—	(622)	(479)	(622)
Residential real estate	—	(2)	(49)	(2)
Consumer	(2)	(7)	(11)	(46)

Total loans charged-off	(402)	(32,996)	(3,845)	(59,225)
Recoveries of loans charged-off
Commercial	4,701	1,899	5,789	2,294
Commercial real estate	1,415	1,438	1,701	1,933
Commercial real estate construction	—	—	—	113
Residential real estate	—	—	23	—
Consumer	2	6	10	27

Total loan recoveries	6,118	3,343	7,523	4,367

Net loans (charged-off) recovered	5,716	(29,653)	3,678	(54,858)
Transfer to allowance for loan loss for unfunded standby letters of credit for funded standby letters of credit	—	—	—	5,000
Allowance on loans sold (1)	—	—	—	(712)
Provision for loan losses (2):
Continuing operations	(5,238)	(738)	(8,281)	14,528
Discontinued operations	—	2,900	—	7,234

Provision for loan loss-total company	(5,238)	2,162	(8,281)	21,762

Allowance for loan loss-total company	$24,948	$81,064	$24,948	$81,064

Total loans	$542,072	$1,620,137	$542,072	$1,620,137
Average total loans	551,364	1,754,018	617,722	2,041,060
Ratios
Allowance for loan losses to total loans	4.60%	5.00%	4.60%	5.00%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	78.58	47.42	78.58	47.42
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(17.39)	11.35	(4.65)	8.79
Commercial real estate	(1.30)	5.07	0.21	1.51
Consumer	—	0.03	0.16	0.07
Total loans	(4.11)	6.73	(0.80)	3.59
Ratio of recoveries to loans charged-off	1,521.89	10.13	195.66	7.37

(1)	Commercial Finance loan loss allowance. Commercial Finance was sold in the second quarter of 2004.

(2)	The provision for credit losses from continuing and discontinued operations on the consolidated statements of operations consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Provision for loan losses-continuing operations	$(5,238)	$(738)	$(8,281)	$14,528
Provision for loan losses-discontinued operations	—	2,900	—	7,234
Provision for losses on unfunded loan commitments and standby letters of credit-continuing operations	—	—	—	725
Provision for losses on unfunded loan commitments and standby letters of credit-discontinued operations	—	(1,900)	—	(1,900)

Total provision for credit losses-total company	$(5,238)	$262	$(8,281)	$20,587

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$24,470	$56,926	$29,551	$54,382
Loans charged-off
Commercial	(400)	(6,971)	(1,362)	(19,741)
Commercial real estate	—	(6,872)	(1,944)	(7,093)
Commercial real estate construction	—	(100)	(479)	(100)
Residential real estate	—	(2)	(49)	(2)
Consumer	(2)	(2)	(11)	(5)

Total loans charged-off	(402)	(13,947)	(3,845)	(26,941)
Recoveries of loans charged-off
Commercial	4,701	507	5,789	657
Commercial real estate	1,415	106	1,701	214
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	23	—
Consumer	2	5	10	19

Total loan recoveries	6,118	618	7,523	890

Net loans (charged-off) recovered	5,716	(13,329)	3,678	(26,051)
Provision for loan losses	(5,238)	(738)	(8,281)	14,528

Ending Balance	$24,948	$42,859	$24,948	$42,859

Total loans	$542,072	$895,336	$542,072	$895,336
Average total loans	551,364	968,674	617,722	1,085,966
Allowance for loan losses to total loans	4.60%	4.79%	4.60%	4.79%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	78.58	57.17	78.58	57.17
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(17.39)	9.38	(4.65)	7.93
Commercial real estate	(1.30)	4.11	0.21	1.27
Consumer	—	(0.01)	0.16	(0.05)
Total loans	(4.11)	5.47	(0.80)	3.20
Ratio of recoveries to loans charged-off	1,521.89	4.43	195.66	3.30

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
     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	September 30,	December 31,	September 30,
	2005	2004	2004
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$6,860	$25,431	$64,464
Commercial real estate	21,087	23,020	71,956
Commercial real estate construction	1,163	5,399	15,140
Residential real estate	336	477	485
Home equity	—	—	680
Consumer	2	—	3

Total nonaccrual loans	29,448	54,327	152,728
Foreclosed properties	2,984	3,038	4,822
Restructured loans	1,499	1,536	1,553

	33,931	58,901	159,103
Nonperforming assets included in assets of companies held for disposal (1):
Nonaccrual loans	—	—	(85,981)
Foreclosed properties	(12)	(100)	(1,884)
Restructured loans	—	—	(4)

Total nonperforming assets of companies held for disposal(1)	(12)	(100)	(87,869)

Total nonperforming assets, excluding assets of companies held for disposal	$33,919	$58,801	$71,234

Loans 90 Days or More Past Due and Still Accruing
Commercial	$363	$1,009	$8,088
Commercial real estate	439	5,902	8,461
Commercial real estate construction	—	—	44
Residential real estate	—	—	72
Home equity	—	—	—
Consumer	—	—	10

Total Company	802	6,911	16,675
Loans 90 days or more past due and still accruing included in assets of companies held for disposal (1)	—	—	(10,007)

Net	$802	$6,911	$6,668

Allowance for loan losses:
Total company	$24,948	$29,551	$81,064
Allowance for loan loss included in assets of companies held for disposal (1)	—	—	(38,205)

Net	$24,948	$29,551	$42,859

Total loans:
Total company	$542,072	$746,615	$1,620,137
Loans included in assets of companies held for disposal(1)	—	—	(724,801)

Net	$542,072	$746,615	$895,336

Total Assets:
Total company	$1,224,978	$1,385,908	$2,645,623
Assets of companies held for disposal (1)	(11,276)	(14,865)	(1,250,282)

Net	$1,213,702	$1,371,043	$1,395,341

Ratios: Total Company-Continuing and Discontinued Operations:
Nonaccrual loans to total loans	5.43%	7.28%	9.43%
Foreclosed properties to total assets	0.24	0.22	0.18
Nonperforming assets to total assets	2.77	4.25	6.01
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	5.86	8.41	10.55
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.84	4.75	6.64
Ratios: Continuing Operations only (excludes assets of companies held for disposal):
Nonaccrual loans to total loans	5.43%	7.28%	7.45%
Foreclosed properties to total assets	0.24	0.21	0.21
Nonperforming assets to total assets	2.79	4.29	5.11
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	5.86	8.41	8.37
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.86	4.79	5.58

     As a result of payments, the sale of a limited amount of loans which were classified as nonaccrual at December 31, 2004, and charge-offs, nonaccrual loans decreased $24.9 million, or 45.8% from $54.3 million at December 31, 2004 to $29.4 million at September 30, 2005. During the third quarter of 2005, CIB Marine sold a limited amount of loans as part of a loan work-out strategy. Included in these loan sales, were approximately $14.0 million of loans classified as nonaccrual at December 31, 2004. The ratio of nonaccrual loans to total loans was 5.43% at September 30, 2005 and 7.28% at December 31, 2004.

     At September 30, 2005, CIB Marine had six borrowing relationships (loans to one borrower or a group of borrowers) that were classified as nonaccrual and exceeded $1.0 million. These six relationships accounted for $23.5 million, or 79.9%, of total nonaccrual loans as of September 30, 2005 and consisted of the following:
•	Commercial real estate loans to a borrower totaling $10.8 million secured by first mortgages on two commercial properties. As of September 30, 2005 specific reserves of $2.6 million were allocated to this relationship. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans in the total amount of $4.2 million to related borrowers secured by first mortgages on two commercial properties and two developments. As of September 30, 2005, specific reserves of $0.4 million were allocated to this relationship with $0.4 million charged-off. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $2.7 million to related borrowers secured by a second mortgage on two office buildings and business assets. As of September 30, 2005, $0.8 million was charged-off. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial real estate loans totaling $2.3 million to a borrower secured by first mortgages on three commercial warehouse properties with $0.9 million charged-off as of September 30, 2005. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $2.1 million to related borrowers secured by business assets and first mortgages on three commercial properties with $0.9 million allocated in specific reserves. CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•	Commercial and commercial real estate loans totaling $1.4 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties with net charge-offs totaling $4.4 million. While CIB Marine believes the collateral securing the obligations approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.
     Foreclosed properties were $3.0 million at September 30, 2005 and consisted of five commercial properties as compared to $2.9 million and four properties at December 31, 2004. During the first nine months of 2005, CIB Marine acquired three commercial properties with a total carrying value of $1.4 million, and sold two properties with a combined balance of $1.2 million at December 31, 2004. CIB Marine recognized a $0.2 million net gain on the sale of these properties. All foreclosed properties were held for sale.
At September 30, 2005, $2.7 million or 89.9% of foreclosed properties consisted of the following:
•	A vacant commercial parcel located in Illinois which had a carrying value of $0.9 million at September 30, 2005. The property was acquired through a deed in lieu of foreclosure in 2002.

•	An industrial building located in Wisconsin which had a balance of $0.8 million at September 30, 2005. The property was acquired through foreclosure proceedings in 2003.

•	A commercial property located in Illinois which was acquired during the second quarter of 2005 and had a carrying value of $1.0 million at September 30, 2005. During the third quarter of 2005, CIB Marine recognized impairment losses of $0.1 million related to this property.
     Restructured loans were $1.5 million at both September 30, 2005 and December 31, 2004. The balance at both September 30, 2005 and December 31, 2004 was due to one commercial real estate loan with a balance of $1.5 million. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $0.8 million in loans that were 90 days or more past due and still accruing at September 30, 2005 compared to $6.9 million at December 31, 2004.

     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.86% at September 30, 2005, as compared to 4.79% at December 31, 2004.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $21.7 million from $51.0 million at December 31, 2004 to $29.3 million at September 30, 2005. The decrease was primarily due to payments, charge-offs, and the sale of a limited amount of loans as part of a loan work-out strategy. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	September 30,	December 30,	September 30,
	2005	2004	2004
	(Dollars in thousands)
Impaired loans without a specific allowance	$10,623	$16,535	$35,221
Impaired loans with a specific allowance	18,629	34,431	115,181

Total impaired loans	29,252	50,966	150,402
Impaired loans of companies held for disposal	—	—	(85,345)

Impaired loans not including assets of companies held for disposal	$29,252	$50,966	$65,057

Specific allowance related to impaired loans	$8,630	$10,282	$41,214
Specific allowance related to impaired loans included in assets of companies held for disposal	—	—	(21,101)

Specific allowance related to impaired loans not including assets of companies held for disposal	$8,630	$10,282	$20,113

Companies Held For Disposal
     Assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR and MSI at both September 30, 2005 and December 31, 2004.
     Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

         Reconciliation of assets/liabilities of companies held for disposal

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$8,924	$13,697
MICR	2,953	2,706
MSI	623	1,429
Intercompany eliminations (1)	(1,224)	(2,967)

Total assets of companies held for disposal	$11,276	$14,865

Liabilities of companies held for disposal:
CIB Construction	$8,232	$10,222
MICR	1,185	864
MSI	1,839	2,360
Intercompany eliminations (1)	1,092	(3,309)

Total liabilities of companies held for disposal	$12,348	$10,137

(1)	Includes mortgage banking assets/liabilities held by affiliates, tax liability on subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. During the third quarter of 2003, CIB Construction commenced a wind down of its affairs and a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. During the first nine months of 2005, CIB Marine recognized a $2.7 million recovery of impairment losses recognized in prior periods. The net income or loss associated with CIB Construction is presented as discontinued operations in CIB Marine’s consolidated statement of operations.
     During the first nine months of 2005, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. Additionally, in April 2005, Canron sold its remaining facility in Rexdale, Ontario for $8.2 million. A portion of the proceeds, $2.6 million, was used to pay off the remaining balance of its debt to CIB Marine. In August 2005, Canron authorized and began liquidation distribution to its shareholders. During the first nine months of 2005, Canron paid $0.9 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $0.9 million to CIB Marine.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$1,198	$881
Accounts receivable	1,484	2,194
Other currents assets	6,242	3,547

Current assets	8,924	6,622
Property and equipment, net	—	7,075

Total assets	$8,924	$13,697

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine	$—	$2,700
Income tax payable	4,173	2,311
Other liabilities	4,059	5,211

Current liabilities	8,232	10,222
Stockholder’s equity	692	3,475

Total liabilities and stockholder’s equity	$8,924	$13,697

     MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. In January 2005, CIB Marine retained the services of an investment broker to assist in the marketing and sale of MICR. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets or liabilities of companies held for disposal and its net income or loss is included in discontinued operations for all periods presented. During the nine months ended September 30, 2005, MICR paid CIB Marine $0.7 million in dividends.
     The following table summarizes the composition of MICR’s balance sheet:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$330	$288
Accounts receivable	438	765
Inventory	1,146	1,121
Other current assets	472	28
Property and equipment, net	332	269
Goodwill, net	235	235

Total assets	$2,953	$2,706

Liabilities and stockholder’s equity:
Liabilities	$1,185	$864
Stockholder’s equity	1,768	1,842

Total liabilities and stockholder’s equity	$2,953	$2,706

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

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$26	$341
Loans held for sale	—	53
Net loans	18	—
Property and equipment, net	—	35
Accrued income tax receivable	526	621
Other assets	53	379

Total assets	$623	$1,429

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$570	$303
Other liabilities	1,269	2,057

Total liabilities	1,839	2,360
Stockholder’s equity	(1,216)	(931)

Total liabilities and stockholder’s equity	$623	$1,429

     During the first quarter of 2004, based on the expected fair value of the subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss and the $0.7 million loss on the sale of substantially all the assets and operations of MSI during the third quarter of 2004 are presented as discontinued operations on CIB Marine’s consolidated statements of operations. There were no impairment losses recognized during the first nine months of 2005.
Assets and Deposits of Branches Held For Sale
     At September 30, 2005 two of CIB Marine’s subsidiary banks had for sale the deposits, property and equipment of three of their branches. Two branches were located in Illinois and one was located in Florida. At September 30, 2005, the total deposits of these branches were $44.3 million and the total property and equipment net of accumulated depreciation was $0.5 million. These assets and liabilities are included in assets and deposits held for sale as of September 30, 2005.
Deposit Liabilities
     Total deposits decreased $239.2 million, or 20.3%, from $1.2 billion at December 31, 2004 to $0.9 billion at September 30, 2005. This decrease was primarily due to a $49.8 million decrease in savings deposits and $157.7 million decrease in time deposits. The decrease in deposits is due to the less competitive rate setting practices adopted by CIB Marine for both money market accounts and time deposits, and a decline in overall commercial relationship banking activity as loan relationships declined. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 60.4% at September 30, 2005 and 61.5% at December 31, 2004. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. Time deposits of $100,000 or more were $195.8 million, or 34.5% of total time deposits at September 30, 2005 compared to $248.5 million or 34.3% at December 31, 2004. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $45.5 million, at September 30, 2005 and $62.0 million at December 31, 2004.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds increased $29.8 million from $87.9 million at December 31, 2004 to $117.7 million at September 30, 2005. The increase was mainly due to an increase in securities sold under repurchase agreements.
Other Liabilities
     Other liabilities increased $6.0 million from $5.8 million at December 31, 2004 to $11.8 million at September 30, 2005. The increase was due to a $6.6 million payable for securities purchased in September 2005 that settled in October 2005.
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
     At September 30, 2005, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine FSB, Marine – Wisconsin and CIB – Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at September 30, 2005, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank and, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana were each terminated as a result of improvements at such banks and replaced with Memoranda of Understanding (“Memoranda”), which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain Tier 1 capital equal to or exceeding 8% of the total assets as defined in Part 325 of the FDIC Rules and Regulations, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. These restrictions are in force until such Orders, Memoranda and Agreements are terminated. Failure to comply with the Orders, Memoranda or Agreements could have a material adverse effect on CIB Marine and its operations. As of September 30, 2005, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Orders, Memoranda and Agreements.
     The risk-based capital information of CIB Marine at September 30, 2005 and December 31, 2004 is contained in the following table.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Risk weighted assets	$757,734	$942,040

Average assets (1)	1,231,197	2,194,824

Capital components
Stockholders’ equity	$84,488	$92,892
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in consolidated subsidiaries	—	—

Total restricted core capital elements	60,000	60,000
Disallowed amounts	(31,837)	(29,036)

Maximum allowable in tier 1 capital	28,163	30,964
Nonfinancial equity items	(14)	(15)
Less: disallowed intangibles	(982)	(982)
Less: unrealized gain on securities	1,794	642

Tier 1 capital	113,449	123,501
Allowable allowance for loan losses	9,663	11,995
Allowable junior subordinated debentures net of investment in trust	31,837	29,036

Total risk-based capital	$154,949	$164,532

			Minimum Required to be
	Actual		Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2005
Total capital to risk weighted assets	$154,949	20.45%	$60,619	8.00%
Tier 1 capital to risk weighted assets	113,449	14.97	30,309	4.00
Tier 1 leverage to average assets	113,449	9.21	49,248	4.00
December 31, 2004
Total capital to risk weighted assets	$164,532	17.47%	$75,363	8.00%
Tier 1 capital to risk weighted assets	123,501	13.11	37,682	4.00
Tier 1 leverage to average assets	123,501	5.63	87,793	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

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
     CIB Marine’s primary source of funds for the nine months ended September 30, 2005 came from a net decrease in the loan portfolio of $181.8 million. Other sources of funds came from a $29.8 million net increase in short-term borrowings, $24.1 million in proceeds from the sale of loans, $3.2 million in investing cash flows of discontinued operations, and $1.4 million from the sale of foreclosed properties.
     A net decrease in deposits of $194.6 million and a net increase in investment securities of $142.0 million was CIB Marine’s primary use of funds for the nine months ended September 30, 2005. Other uses of funds were $2.3 million to purchase property and equipment and $2.5 million of cash used in operating activities.
     The Company had liquid assets from continuing operations of $133.2 million and $233.9 million at September 30, 2005 and December 31, 2004, respectively.
     CIB Marine was able to meet its liquidity needs during the first nine months of 2005. During 2004 CIB Marine deferred payments on its trust preferred securities outstanding. The deferral period may last as long as 5 years. CIB Marine’s subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs. During 2007, it is expected that CIB Marine will have adequate funding capacity to meet its obligations.
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
     2006 – Marine – Wisconsin sold branches in Grafton, Wisconsin and Omaha, Nebraska, and closed its Rockville Rd., Indianapolis, Indiana branch with minimal costs. Also during 2006, Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of the six branches was $2.7 million. The total deposits of these sold branches as of December 31, 2005 were $78.8 million. At December 31, 2006, CIB Marine had 30 branches holding $0.8 billion in deposits.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes, in the last three months of 2005 and during 2006, 68,600 and 332,916 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In the last quarter of 2005, 1,000 options were granted to various employees of the company at an exercise price of $4.10 per share. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, an additional 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47, and as of March 31, 2007 there were 1,118,089 options outstanding with a weighted average exercise price of $8.38. In May 2007, an additional 74,000 options were granted at an exercise price of $4.10 per share.

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
     The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2005.
Repricing Interest Rate Sensitivity Analysis

	September 30, 2005
	0-3	4-6	7-12	2-5	Over 5	Held for
	Months	Months	Months	Years	Years	sale/disposal	Total
				(Dollars in thousands)
Interest-earning assets:
Loans	$292,274	$15,401	$27,617	$174,022	$32,776	$(18)	$542,072
Securities	166,805	41,839	62,134	229,313	26,041	—	526,132
Loans held for sale	—	—	—	—	—	—	—
Federal funds sold	110,396	—	—	—	—	—	110,396

Total interest-earning assets	569,475	57,240	89,751	403,335	58,817	(18)	1,178,600
Interest-bearing liabilities:
Time deposits	125,362	78,039	139,941	244,437	11,311	(31,484)	567,606
Savings and interest-bearing demand deposits	280,143	—	—	—	—	(10,812)	269,331
Short-term borrowings	46,837	—	1,800	—	—	—	48,637
Long-term borrowings	—	—	—	7,250	—	—	7,250
Junior subordinated debentures	20,619	—	—	—	41,238	—	61,857

Total interest-bearing liabilities	$472,961	$78,039	$141,741	$251,687	$52,549	$(42,296)	$954,681

Interest sensitivity gap (by period)	96,514	(20,799)	(51,990)	151,648	6,268	42,278	223,919
Interest sensitivity gap (cumulative)	96,514	75,715	23,725	175,373	181,641	223,919	223,919
Adjusted for derivatives:
Derivatives (notional, by period)	(3,612)	—	—	5,000	(938)	—	450
Derivatives (notional, cumulative)	(3,612)	(3,612)	(3,612)	1,388	450	450	450

Interest sensitivity gap (by period)	92,902	(20,799)	(51,990)	156,648	5,330	42,278	224,369
Interest sensitivity gap (cumulative)	92,902	72,103	20,113	176,761	182,091	224,369	224,369
Cumulative gap as a % of total assets	7.58%	5.89%	1.64%	14.43%	14.86%	18.32%

     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of September 30, 2005, and December 31, 2004.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
September 30, 2005	8.34%	2.54%	(4.63)%	(12.12)%
December 31, 2004	6.52%	3.40%	(9.05)%	(14.59)%
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
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2005. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weakness in internal control over financial reporting which was reported in the 2004 Form 10-K continues to exist. As of September 30, 2005, CIB Marine has determined that although it has completed the implementation of the changes in controls and procedures that it believes are necessary to remediate the material weakness, the testing of the changes in controls has not yet been completed. Based on this evaluation, management has concluded that the disclosure controls and procedures were ineffective as of September 30, 2005, solely as a result of the material weakness in internal control over financial reporting described in the next paragraph.
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
     (b) Changes in Internal Control over Financial Reporting
     During the third quarter of 2005, management of CIB Marine has taken the following action to remediate the material weakness which was disclosed in its 2004 Form 10-K, including changes to internal control over financial reporting that have materially affected, or are likely to materially affect, CIB Marine’s internal control over financial reporting.
     The Company completed the development and implementation of change management procedures, enhanced change management controls and enhanced change management testing standards.
     Other than as discussed above, there were no additional changes in CIB Marine’s internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the third quarter of 2005.
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