Form 10-K
period 2005-12-31
CIB MARINE BANCSHARES INC
filed 2007-07-18
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock, $1.00 Par Value Per Share
(Title of Class)
     Indicate by check mark if the registered is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registered is not required to file reports pursuant to Section 13d or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2005 cannot be determined as there is no public market for the common stock.
     As of June 30, 2007, there were issued and outstanding 18,346,442 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference in this report: None

EXPLANATORY NOTE
This document is intended to speak as of December 31, 2005, except as otherwise noted
FORM 10-K TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
CIB MARINE
     CIB Marine Bancshares, Inc. (“CIB Marine”) is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine owned and operated four separately chartered commercial banking organizations and one federal savings bank at December 31, 2005:
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
     As of December 31, 2005, CIB Marine had a total of 37 full-service banking facilities in Illinois, Wisconsin, Indiana, Nebraska, Florida, Arizona and Nevada. CIB Marine sold CIB Bank, whose main office was located in Hillside, Illinois, a suburb of Chicago (“CIB – Chicago”), to an unrelated banking organization on November 30, 2004. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Companies Held for Disposal of this Form 10-K for further information. On March 1, 2006 and August 1, 2006, Marine FSB and CIB – Indiana, respectively, were merged into Marine – Wisconsin.
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
     As of December 31, 2005, CIB Marine also owned an 84% interest in Canron Corporation (“Canron”), a closely held steel fabrication and erection company with operations in the United States and Canada, and 100% of MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc, a manufacturer of payment processing systems, both of which were acquired as a result of loan collection activities. These are businesses unrelated to CIB Marine’s banking business. Canron is in the process of a voluntary liquidation and winding down of its affairs. CIB Marine sold the assets and operations of MICR in October 2005 and is in the process of winding down its remaining affairs.
Summary of Events
     During 2003, CIB Marine shifted its strategic focus from business development and asset growth to improving the company’s credit administration function, asset quality, and liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of the loan portfolio and other credit related matters, including credit concentration risk and weaknesses in the credit administration process, identified by the bank and holding company regulators during their regular examinations in 2002 and 2003. Moreover, these credit issues had an adverse impact on CIB Marine’s financial condition and results of operations, resulting in net losses of $11.7 million, $17.3 million and $137.6 million for 2005, 2004 and 2003 respectively.
January 2003 CIB – Chicago MOU and Credit Concerns
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
Fall 2003 Regulatory Examinations
     CIB – Chicago experienced further deterioration in the credit quality of the loan portfolio throughout the remainder of 2003, including a significant increase in nonperforming assets. A bank examination of CIB – Chicago in the fall of 2003 and examinations at certain of CIB Marine’s other subsidiary banks during this same period revealed serious asset quality and credit administration concerns that caused the bank regulators to pursue formal enforcement actions against CIB Marine and certain of its bank subsidiaries, all of which became effective in May 2004 and thereafter. These developments led CIB Marine to begin a comprehensive review of the adequacy of its allowance for loan losses in the fourth quarter of 2003 and to initiate an independent legal investigation of the situation.
Independent Review and Investigation
     In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate these credit issues and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of these developments. The investigation continued into 2004 and included an evaluation of possible illegal activities. This investigation was completed in the fourth quarter of 2004 and the results were reported to the Board of Directors, the banking regulators and CIB Marine’s independent registered public accounting firm, KPMG LLP. Management has taken appropriate actions to address issues raised by the investigations. As a result of the investigations and its own analysis, management has adopted new policies and procedures and has strengthened internal reporting and controls. In January 2004, an Executive Committee of the Board was also formed to ensure that these issues received the full and prompt attention of the entire organization.
Delays in Filing Periodic SEC Reports
     The results of the regulatory examinations and enforcement actions and the results of the Board’s independent investigation that continued until the fourth quarter of 2004 caused CIB Marine to defer filing its quarterly report on Form 10-Q for the third quarter of 2003 as well as a prolonged delay in the completion of the audit for the year ended December 31, 2003 and the filing of the 2003 Form 10-K, which further resulted in the delay in the completion of the audits and the filing of Form 10-Ks and Form 10-Qs for subsequent periods. The 2003 Form 10-K was subsequently filed on October 31, 2005 and the 2004 Form 10-K and Form 10-Qs were filed on December 8, 2006. CIB Marine filed its Form 10-Q filings for the first, second and third quarters of 2005 concurrent with the filing of this Form 10-K.
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
     Reclassification of Securities
     During the fourth quarter of 2004, CIB Marine determined that it no longer had the intent to hold to maturity its tax-exempt securities classified as held to maturity. In the first nine months of 2005, CIB Marine sold $9.3 million of these securities at a gain of $0.4 million. As a result of these actions, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement is to increase total securities for the unrealized gain, increase equity for the unrealized gain, net of taxes and increase deferred taxes.
     As previously reported in the 2003 Form 10-K, the impact of the restatements for the loans made to acquire CIB Marine stock, the increases in the provision for credit losses and the transfer of securities held to maturity to available for sale as of and for the years ended December 31, 2002, 2001, 2000 and 1999 is as follows:

	2002			2001
	As			As
	Previously		As	Previously		As
	Reported in		Restated	Reported in		Restated
	the 2002		in the 2003	the 2002		in the 2003
	10K	Adjustment	10K	10K	Adjustment	10K
	(Dollars in thousands, except share data)
Selected Income Statement Accounts:
Interest income-loans	$178,691	$(191)	$178,500	$174,222	$(125)	$174,097
Provision for credit losses	(35,725)	(10,785)	(46,510)	(12,743)	(1,652)	(14,395)
Net interest income after provision for credit losses	71,132	(10,976)	60,156	74,664	(1,777)	72,887
Income tax (benefit) expense	(6,748)	4,152	(2,596)	(13,989)	589	(13,400)
Income from continuing operations	16,433	(6,824)	9,609	26,917	(1,188)	25,729

EPS-Diluted from continuing operations	$0.89	$(0.37)	$0.52	$1.49	$(0.07)	$1.42

Selected Balance Sheet Accounts:
Total securities	$514,003	$2,741	$516,744	$418,357	$2,150	$420,507
Loans, net of deferred loan fees	2,711,943	(7,937)	2,704,006	2,389,482	(7,437)	2,382,045
Allowance for loan losses	(52,369)	(12,753)	(65,122)	(34,078)	(1,777)	(35,855)
Net loans	2,659,574	(20,690)	2,638,884	2,355,404	(9,214)	2,346,190
Retained earnings	82,901	(8,012)	74,889	67,270	(1,188)	66,082
Total stockholders’ equity	$261,801	$(14,238)	$247,563	$237,142	$(7,317)	$229,825

	2000			1999
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(Dollars in thousands)
Selected Balance Sheet Accounts:
Total securities	$505,871	$729	$506,600	$369,988	$(1,854)	$368,134
Loans, net of deferred loan fees	1,831,231	(5,096)	1,826,135	1,455,581	(4,710)	1,450,871
Net loans	1,807,243	(5,096)	1,802,147	1,439,367	(4,710)	1,434,657
Total stockholders’ equity	$203,367	$(4,653)	$198,714	$169,703	$(5,832)	$163,871
Regulatory Orders and Agreements
     In May 2004, CIB – Chicago, Central Illinois Bank, Marine – Wisconsin, and CIB – Indiana entered into Cease and Desist Orders with their respective banking regulators. The orders required the banks to cease and desist from certain banking practices and the violation of certain banking laws and regulations, such violations being primarily transactions with affiliates involving loans secured by or for the purpose of purchasing CIB Marine stock. The Memorandum entered into by CIB – Chicago in January 2003 was released as a result of entering into the Cease and Desist Order. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago and in August 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency (collectively the “Orders and Agreements”). The Orders and Agreements imposed certain restrictions and reporting requirements on CIB Marine and the bank subsidiaries, and required various actions to be taken. These items included, among others:
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
     In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were terminated and replaced with Memoranda of Understanding, which were entered into in March 2005, as a result of improvements at the banks. The terms of the Memoranda provided that the banks agree to maintain minimum capital levels, correct loan administration deficiencies, reduce credit concentrations in problem credits and restricted the payment of cash dividends without prior regulatory approval. In September 2006, the Written Agreement entered into by Citrus Bank with the Office of the Comptroller of the Currency in August 2004 was terminated as a result of improvements at that bank. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. The Memorandum provided that Central Illinois Bank will (a) develop a plan to lower the bank’s risk position in loans classified as “substandard”; (b) develop and implement a plan to improve earnings; (c) maintain minimum Tier 1 capital level of 8%, and (d) obtain regulatory approval prior to purchasing any loan pools in excess of $3 million.
     In April 2005, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana each entered into a Memorandum of Understanding with the FDIC and its applicable state banking regulators as a result of deficiencies in internal controls over information technology. These Memoranda were subsequently terminated in January 2006.
Actions to Improve CIB Marine’s Financial Condition
     As a result of the significant deterioration in the credit quality of CIB Marine’s loan portfolio and its adverse impact on the financial condition of the company, CIB Marine undertook a number of steps to improve the quality of its loan portfolio, its credit culture and financial condition. These actions included changes in company management and the Board of Directors, improvements in the credit underwriting procedures, reductions in credit concentrations and nonperforming assets, and various measures to reduce and control expenses.
•	Senior Management and Board of Directors. CIB Marine made the following changes in senior management and the Board of Directors:
o	In December 2003, Michael J. Miller was hired and named Chief Lending Officer of CIB Marine.

o	In February 2004, Board member W. Scott Blake was appointed Chairman of the Board of CIB Marine, succeeding Donald Trilling who remained a member of the Board of Directors.

o
In February 2004, CIB Marine named Margaret A. Incandela as its Chief Credit Officer replacing Stephen C. Bonnell, who resigned from CIB Marine in March 2004. Ms. Incandela was hired as CIB Marine’s Loan Review Manager in October 2003.

o	In March 2004, CIB – Chicago’s President and CEO, and the Senior Loan Officer of that bank, resigned from their positions.

o
In April 2004, Stanley J. Calderon was hired and appointed President and CEO of CIB Marine. He joined the Board of CIB Marine in November 2004. Mr. Calderon replaced J. Michael Straka, who retired as CIB Marine’s President and CEO in February 2004 and retired from all positions and the Board of CIB Marine in April 2004.

o	In September 2004, Steven C. Hillard was appointed to serve on the Board of CIB Marine.

o
In October 2004, Gary L. Longman was appointed to serve on the Board of CIB Marine and as Chairman of CIB Marine’s Audit Committee. The Board has determined that Mr. Longman is an Audit Committee Financial Expert as defined in Item 401 of Regulation S-K.

o
In April 2005, Daniel J. Rasmussen was named Senior Vice President and General Counsel of CIB Marine and succeeded Donald J. Straka who was assigned other duties in April 2005 and resigned his employment with CIB Marine in June 2005.

o	Michael L. Paoletta was appointed Chief Credit Officer in January 2006 replacing Margaret A. Incandela who resigned in December 2005; and
     In addition, the following officers have been appointed to lead and/or assist in the management of CIB Marine’s subsidiary banks:
o	G. Richard Nisbeth as Chairman and CEO of Citrus Bank, in January 2005 and President in March 2007;

o	Joseph T. Henderson as President and CEO of Central Illinois Bank in July 2005, and Chairman of the Board of Central Illinois Bank in March 2006;

o
John P. Hickey, Jr. as President and CEO of Marine – Wisconsin in April 2006, replacing Michael J. Miller who resigned from all positions with CIB Marine in February 2006. In March 2007, Mr. Hickey was appointed President and CEO of CIB Marine, replacing Mr. Calderon who became Chairman of the Board of CIB Marine. In May 2007, Mr. Hickey was also appointed to CIB Marine’s Board of Directors.

•	Credit Functions, Policies and Procedures. CIB Marine made the following changes in its credit functions, policies and procedures:
o	Replaced the senior executives in charge of the company’s credit function;

o	Formed an Executive Loan Committee of the holding company to review and approve certain new and renewal loans;

o	Restructured the Loan Committees of its subsidiary banks;

o	Prohibited any new or additional loans secured by or for the purpose of purchasing CIB Marine stock;

o	Enhanced underwriting procedures;

o	Directed the loan review function to report directly to CIB Marine’s Board of Directors;

o	Established an Early Identification/Warning Process to enhance the prompt identification, evaluation and monitoring of weak credits;

o	Implemented a loan grade certification program; and

o	Reinforced procedures with regard to controls over loan collateral in its possession.
•
Further Reductions in Nonperforming Assets. Beginning in 2004 and continuing into 2006, CIB Marine significantly reduced the level of nonperforming assets as a result of the sale of CIB – Chicago, aggressive workout strategies and charge-offs. Nonperforming assets were $58.9 million at December 31, 2004 compared to $195.7 million at December 31, 2003. At December 31, 2005, December 31, 2006 and March 31, 2007, nonperforming assets were $33.5 million, $20.6 million and $19.2 million, respectively. The allowance for loan losses was $109.9 million at December 31, 2003, $29.6 million at December 31, 2004, $24.9 million at December 31, 2005, $20.9 million at December 31, 2006 and $21.4 million at March 31, 2007.

•
Further Reductions in Credit Concentrations. Beginning in 2004 and continuing into 2006, CIB Marine worked with its largest borrowers to significantly reduce the level of credit concentrations. At December 31, 2003, CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity as compared to one relationship at December 31, 2004 and December 31, 2005, none at December 31, 2006 and one at March 31, 2007.

•
Liquidity Enhancements. CIB Marine improved its liquidity position by deferring interest payments on its junior subordinated debentures beginning in February 2004 and increasing investment securities and other liquid assets at the subsidiary banks. Accrued and unpaid interest on the $61.9 million of junior subordinated debentures was $14.1 million, $20.8 million and $23.8 million at December 31, 2005 and 2006 and March 31, 2007, respectively.

•
Sale of CIB – Chicago. The Board of Directors evaluated a wide range of alternatives to improve the capital and liquidity position of the company, including the sale of additional common stock, sale of the company, sale of one or more of the bank subsidiaries and other asset reduction strategies. An investment banker was hired to assist in evaluating the financial condition of the company and various strategic alternatives. Upon evaluation, the Board determined that the sale of CIB – Chicago, its Chicago banking subsidiary, was the most prudent course of action for the company and its shareholders. On August 12, 2004, CIB Marine signed an agreement to sell CIB – Chicago. The sale of CIB – Chicago closed on November 30, 2004. The final sale price was $67.4 million in cash. CIB Marine used $23.6 million of the proceeds to repay all indebtedness under its revolving line of credit, injected $15.0 million of new capital into Central Illinois Bank and repaid a $5.4 million short-term loan from the purchaser. The balance of the proceeds was utilized to help fund ongoing operations and to meet the liquidity needs of the parent company. The sale resulted in a pretax gain for financial statement purposes of approximately $15.6 million. At the time of sale, CIB – Chicago had approximately $1.2 billion in assets and $1.1 billion in deposits. The total consolidated assets of CIB Marine immediately after the sale were approximately $1.4 billion. The sale of CIB — Chicago significantly improved the financial condition of the company. As a result of the sale of CIB – Chicago, CIB Marine and all of its subsidiary banks currently meet the capital requirements of the regulatory orders and agreements and are expected to meet their respective liquidity needs through 2007.

•
Sale and Wind Down of Nonbank Subsidiaries. During 2004, 2005 and 2006 CIB Marine divested itself of certain nonbank subsidiaries and commenced the wind down of certain other nonbank subsidiaries in order to more narrowly focus its resources on its core commercial and retail banking strategies.

o
CIB Marine Commercial Finance, LLC (“Commercial Finance”). In June 2004, CIB – Chicago sold substantially all of the assets and operations of its factoring subsidiary, Commercial Finance. This company was subsequently dissolved in November 2004.

o
Mortgage Services, Inc (“MSI”). During the third quarter of 2004, CIB Marine sold substantially all of the assets and operations of Mortgage Services, Inc, its mortgage banking subsidiary. CIB Marine is in the process of winding down the remaining affairs, and has incurred certain liabilities with respect to the operations of this company. These liabilities, totaling $1.8 million, $1.1 million, $0.6 million and $0.3 million as of December 31, 2004, December 31, 2005, December 31, 2006 and March 31, 2007, respectively, include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.

o
CIB Marine Capital, LLC. During 2004, 2005, 2006 and 2007 CIB Marine continued to wind down CIB Marine Capital, LLC, its mezzanine lending company. There was $3.4 million, $0.7 million, $0.7 million and $0.0 million in loans outstanding at December 31, 2004, December 31, 2005, December 31, 2006 and March 31, 2007, respectively.

o
CIB Construction, including Canron. In 2002, CIB Construction LLC, a wholly-owned subsidiary of CIB – Chicago, acquired 84% of Canron, a steel fabrication company in foreclosure. During 2003, Canron commenced a voluntary liquidation and wind down of its affairs. During 2004 and since that date, Canron continued this plan and sold several of its properties and operations. In August 2005, Canron authorized and began liquidation distributions to its shareholders. Between August 2005 and March 2007, Canron paid capital distributions to its shareholders, including $4.0 million to CIB Construction, and CIB Construction paid dividends totaling $5.1 million to CIB Marine, which CIB Marine recorded as a reduction of its investment in CIB Construction. At December 31, 2004, December 31, 2005, December 31, 2006 and March 31, 2007, CIB Construction had assets of approximately $13.7 million, $5.2 million, $3.3 million and $3.2 million, respectively, and liabilities of $10.2 million, $5.2 million, $4.4 million and $4.4 million, respectively.

o
MICR, Inc., n/k/a Everett Tech, Inc. (“MICR”) In January 2005, CIB Marine retained the services of an investment banker to assist in the marketing and sale of MICR, a manufacturer of payment processing systems that was acquired from a borrower in lieu of foreclosure in 2000. At December 31, 2004, MICR had assets of approximately $2.7 million and liabilities of approximately $0.9 million. During 2004 and 2003, MICR generated income before impairment losses and income tax expenses of $1.3 million and $1.1 million, respectively, but impairment write downs of CIB Marine’s investment in MICR were $1.9 million and $2.0 million, respectively. In November 2005, CIB Marine sold substantially all of the assets of MICR. The sale resulted in a pretax gain of $0.2 million.

•
Cost Controls and Reduction in Force Program. In June 2004, CIB Marine began an overall cost cutting program which included restrictions on salaries and hiring, tight expense controls, and some executive management salary reductions. CIB Marine reduced its workforce by 34 full-time equivalent employees in 2004, 90 in 2005 and 17 during 2006 and one during the first quarter of 2007, incurred severance expenses of $0.1 million, $0.9 million and $0.2 million in those periods, respectively, and trimmed its annual base pay by a total of $6.3 million by December 31, 2005 and $7.1 million at both December 31, 2006 and March 31, 2007, under that program.

•
Branches Planned for Sale. In 2005, each of CIB Marine’s subsidiary banks performed an evaluation of the effectiveness of their respective branch networks. In 2005 one branch was sold and three were closed. Six additional branches were sold in 2006 and one was closed. The 2005 branch activities had a minimal immediate effect on income. Gains on the branch sales during 2006 were $2.7 million. In February and May 2007, two branches were sold at a net gain of $1.1 million. During the second quarter of 2007, three branches were closed. The deposits of these closed branches were transferred to other CIB Marine branches.

•
Charter Consolidation. On March 1, 2006 and August 1, 2006, CIB Marine merged Marine FSB and CIB – Indiana, respectively, into Marine – Wisconsin. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.

•	Intangible Assets. As a result of branch sales during the first quarter of 2007, CIB Marine does not have any goodwill or intangible assets on its balance sheet as of March 31, 2007.

•	Foreclosed Properties. At December 31, 2006 and March 31, 2007, CIB Marine had reduced its foreclosed properties to $0.1 million from $2.9 million at both December 31, 2004 and 2005.
     These actions have stabilized the company and resulted in a significant improvement in its financial condition. The company also believes that while it was not profitable in 2005 or 2006, and does not expect to be profitable in 2007, these actions have laid the groundwork for it to eventually return to profitability. Returning to profitability will depend upon whether CIB Marine is successful in growing its loan portfolio, improving its net interest margin, improving asset quality, further enhancing its credit processes and procedures, reducing overhead expenses, including ongoing collection and legal fees, and mitigating its legal risks. All of the steps CIB Marine has taken to date to improve the company’s financial position, liquidity and operations will enhance its ability to serve the banking needs of the communities of its three remaining banks.
Additional Information
     See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data for more details regarding certain of the above described items.
Markets Served
     At December 31, 2005, CIB Marine served seven geographic markets or regions through its banking subsidiaries. Information on these banks as of December 31, 2005 and the markets they served is set forth in the following table:

		Operated	Banking
Bank	Geographic Market/Region	Since	Facilities	Assets	Deposits
				(Dollars in millions)
Central Illinois Bank	Central Illinois	1987	16	$578.4	$494.2
Marine – Wisconsin (1)	Milwaukee metropolitan area	1997	7	$223.6	$183.2
Citrus Bank	Florida’s southeastern coast	2001	6	$145.1	$120.6
CIB – Indiana (1)	Indianapolis metropolitan area	1998	4	$93.0	$70.0
Marine FSB (1)	Omaha, Phoenix and Las Vegas	1999	4	$83.6	$67.8
	metropolitan areas

(1)
Marine FSB was merged into Marine – Wisconsin on March 1, 2006 and CIB – Indiana was merged into Marine – Wisconsin on August 1, 2006. In addition, in June 2006, Marine – Wisconsin sold its Omaha facility, thereby exiting this market, and in the second quarter of 2007 Marine – Wisconsin closed the Henderson Nevada branch which services the Las Vegas metropolitan area.

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
     CIB Marine has expanded the operations of Central Illinois Bank by establishing banking facilities throughout central Illinois, including the five largest cities in this region. At December 31, 2005, the bank had total assets of $578.4 million, 110 full-time equivalent employees and 16 banking facilities: three in Champaign-Urbana, two in Peoria, and one each in Arrowsmith, Arthur, Bloomington-Normal, Danville, Decatur, East Peoria, Lincoln, Monticello, Rantoul, Sidney and Springfield. In 2006, CIB Marine sold its Arthur, Lincoln, Rantoul and Springfield branches.

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
     CIB Marine expanded the operations of Marine – Wisconsin by establishing banking facilities throughout the Milwaukee metropolitan area. At December 31, 2005, the bank had total assets of $223.6 million, 40 full-time equivalent employees and seven banking facilities: one each in Brookfield, Cedarburg, Franklin, Grafton, downtown Milwaukee, Wauwatosa, and Pewaukee, which also serves as CIB Marine’s executive offices. In June 2006, CIB Marine sold its Grafton branch and the Cedarburg and Brookfield branches were sold in February and May 2007, respectively.
     Indianapolis Metropolitan Area
     In March 1998, CIB Marine entered the Indianapolis metropolitan area by organizing a new Indiana state bank, also under the name CIB Bank. Since its organization, CIB Marine has expanded the operations of CIB – Indiana by establishing four additional banking facilities in the Indianapolis metropolitan area. At December 31, 2005, CIB – Indiana had total assets of $93.0 million, 20 full-time equivalent employees and four banking facilities. In 2007, CIB Marine closed the Fox Road branch.
     Omaha Metropolitan Area
     In November 1999, CIB Marine entered the Omaha metropolitan area by establishing a new federal savings bank also under the name Marine Bank. In January 2003, the main office was moved from the Omaha facility to the Scottsdale, Arizona facility. At December 31, 2005, Marine FSB had total assets of $83.6 million, 16 full-time equivalent employees and four banking facilities, one each in Omaha, Nebraska; Scottsdale, Arizona; Henderson, Nevada, a suburb of Las Vegas; and Sun City, Arizona. In June 2006, CIB Marine sold its Omaha branch, thereby exiting the Omaha market.
     Florida
     In September 2001, CIB Marine acquired Citrus Financial Services, Inc., and its banking subsidiary Citrus Bank, N.A., through a merger transaction. The merger was accounted for as a pooling of interests. At acquisition, Citrus Bank had total assets of $84.2 million and three banking facilities located along central Florida’s Atlantic coast, one each in Vero Beach, Sebastian and Barefoot Bay, and a loan production office in Sebring. At December 31, 2005, Citrus Bank had total assets of $145.1 million, 36 full-time equivalent employees and six banking facilities, one each in Vero Beach, Sebastian, North Miami Beach, Barefoot Bay, Boca Raton, and Coral Gables.

     Phoenix Metropolitan Area
     In October 2001, CIB Marine entered the Phoenix metropolitan area by establishing a banking facility of Marine FSB in Scottsdale, Arizona. In January 2003, this facility became the main office of Marine FSB. In February 2004, a second banking facility in the Phoenix metropolitan area was opened in Sun City. In 2007, CIB Marine closed the Sun City, Arizona branch.
     Las Vegas Metropolitan Area
     In January 2002, CIB Marine entered the Las Vegas metropolitan area by establishing a banking facility of Marine FSB in Henderson, Nevada. In 2007, CIB Marine closed its Nevada branch.
Operations of Nonbank Subsidiaries
     At December 31, 2005, CIB Marine also had five wholly-owned nonbanking subsidiaries or affiliates: Mortgage Services, Inc., CIB Marine Capital, LLC, CIB Marine Information Services, Inc., MICR, Inc., and CIB Construction, LLC.
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
     CIB Marine Capital, LLC
     In April 2001, CIB Marine established CIB Marine Capital, LLC (“CIB Marine Capital”), a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are, by their nature, inherently riskier than senior debt position loans. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs, including the sale and collection of outstanding loans. CIB Marine Capital does not separately own any facilities and its principal office was located in the Hillside, Illinois facility of CIB – Chicago. At December 31, 2005, CIB Marine Capital had total loans outstanding of $0.7 million.
     CIB Marine Information Services, Inc.
     CIB Marine Information Services, Inc. (“CIB Marine Information”), an Illinois corporation and wholly-owned subsidiary of CIB Marine, was incorporated in August 1990 as CIB Data Processing Services, Inc. In 2002, CIB Marine changed the name of the subsidiary to CIB Marine Information Services, Inc. This subsidiary was organized to provide in-house data processing services, coordinate computer equipment leases and purchases, license banking software and coordinate operation of CIB Marine software. CIB Marine Information facilitates internal operational needs and does not provide services to third parties. As of December 31, 2005, CIB Marine Information had 14 full-time equivalent employees. CIB Marine Information does not separately own any facilities.
     MICR, Inc. (n/k/a Everett Tech, Inc.)
     In 2000, CIB Marine acquired and/or assumed, through MICR, a wholly-owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The principal business of this manufacturer, which operated under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software for small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. This business is classified as a held for disposal asset. As of the acquisition date, MICR was recorded at $6.5 million, which represented the approximate fair value, as determined by an independent appraiser, of the business, less estimated costs to sell. In November 2004, in conjunction with the sale of CIB – Chicago, CIB Marine bought MICR, which was a subsidiary of CIB – Chicago, at its book value immediately prior to the sale. Subsequent to the sale, MICR paid dividends to CIB Marine of $1.2 million during 2005 and $0.6 million in 2004. Prior to the sale, MICR paid dividends totaling $0.5 million and $0.8 million during 2004 and 2003, respectively, to CIB – Chicago. Excluding impairment losses, pretax income was $1.0 million, $1.3 million, and $1.1 million for 2005, 2004 and 2003, respectively. During 2004, CIB Marine recognized a $1.9 million fair market value impairment loss related to MICR and in 2003 CIB Marine recognized a $2.0 million impairment loss on goodwill attributable to MICR. In November 2005, CIB Marine sold substantially all the assets and operations of MICR and changed its name to Everett Tech, Inc. CIB Marine recognized a $0.2 million pretax gain on the sale. CIB Marine is in the process of winding down the remaining affairs of this company. As of December 31, 2005, MICR had remaining assets of $0.6 million and liabilities of $0.5 million. At December 31, 2004, MICR had total assets of $2.7 million and total liabilities of $0.9 million. For more information on this company see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Companies Held for Disposal and Item 8, Note 7 – Companies Held for Disposal of this Form 10-K.
     CIB Construction, LLC
     In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction, LLC, 84% of Canron, a steel fabrication and erection company that had operations in the United States, Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations and it is classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. In the fourth quarter of 2003, Canron sold its Western Canada, Western United States and Mexico operations. At December 31, 2005, CIB Construction had $5.2 million in assets and $5.2 million in liabilities. These amounts reflect estimated liquidation values net of selling costs. For more information on this company see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Companies Held For Disposal and Subsequent Events – Canron, and Item 8, Note 7 – Companies Held for Disposal of this Form 10-K.
Management Support Services
     In addition to the support services provided by its nonbank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries’ back office services, including credit administration, treasury and asset/liability management support services, accounting, finance, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes it is more efficient for it to consolidate these services and to assure that its operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if these services were performed independently at each subsidiary. At December 31, 2005, CIB Marine had 125 full-time equivalent employees at the holding company level, a majority of whom are providing the described services to its subsidiaries. In the fourth quarter of 2005, CIB Marine engaged an independent third party to assist in conducting internal audits.
Total Employees
     At December 31, 2005, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 359 full-time equivalent employees.
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
     The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. At December 31, 2005, CIB Marine and each of its subsidiary banks, except Marine FSB, were subject to a Written Agreement, Cease and Desist Order or Memorandum of Understanding. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters.
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
Capital Standards
     The federal banking agencies impose risk-based capital requirements and guidelines on bank holding companies and banks to provide for a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. A bank holding company or bank’s capital, in turn, is divided into two tiers:
•
core capital (commonly referred to as Tier 1 capital), which generally includes common equity, qualifying noncumulative perpetual preferred stock, and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries (including junior subordinated debentures net of investment in trust, provided that not more than 25% of the qualifying Tier 1 capital may consist of junior subordinated debentures, net of investment in trust), less goodwill and certain other intangible assets; and

•
supplementary capital (commonly referred to as Tier 2 capital), which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, and limited amounts of subordinated debt and reserves for credit losses.

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
     At December 31, 2005, CIB Marine and its banking subsidiaries were in compliance with these minimum capital requirements. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital and Item 8, Note 13 – Stockholders’ Equity of this Form 10-K.
     In May 2004, CIB – Chicago entered into a joint Cease and Desist Order with the FDIC and DBRE. Pursuant to the Cease and Desist Order, CIB – Chicago was required to maintain a Tier 1 capital level equal to or exceeding 8% of the bank’s total assets as calculated in accordance with Part 325. The Order further required CIB – Chicago to submit a plan within 60 days of the date of the required determination to increase its capital ratio to 8%. If it is below such threshold, CIB – Chicago would be required to prepare and submit to the regulators a plan to raise CIB – Chicago’s capital ratio to 8%. In November 2004, CIB Marine sold CIB – Chicago. For additional information on the sale of Chicago, see the Summary of Events discussion. Central Illinois Bank, Marine – Wisconsin and CIB – Indiana entered into similar orders with the FDIC and their applicable state banking regulators and CIB Marine entered into a Written Agreement providing for similar terms with the Federal Reserve Bank, each effective May 29, 2004. On August 19, 2004, Citrus Bank entered into a similar written agreement with the OCC. Pursuant to the regulatory orders and agreements, the banks agreed to maintain a minimum Tier 1 capital level of 8%, and Citrus Bank also agreed to maintain a minimum total capital level of 14% while these Orders and Agreements were in effect. In April 2005, as a result of improvements at the banks, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were terminated and replaced with Memoranda of Understanding, which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain minimum Tier 1 capital levels of 8%, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. In September 2006 the Written Agreement entered into by Citrus Bank with the OCC was terminated as a result of improvements at that bank, and in January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. The Memorandum provided that Central Illinois Bank will (a) develop a plan to lower the bank’s risk position in loans classified as “substandard”; (b) develop and implement a plan to improve earnings; (c) maintain minimum Tier 1 capital level of 8% and (d) obtain regulatory approval prior to purchasing any loan pools in excess of $3 million. In April 2005, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana entered into Memoranda of Understanding with the FDIC and their state banking regulators as a result of deficiencies related to controls over information technology. These memoranda were terminated in January 2006. For additional information relative to the Cease and Desist Order, Memoranda and Written Agreement, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters and Item 8, Note 14 – Stockholders’ Equity of this Form 10-K.
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
     A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements: a leverage ratio of 4% or greater (or 3% or greater if it receives the highest composite examination rating by its examiners, subject to appropriate federal banking agency guidelines); a total capital ratio of 8% or greater; and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earning, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment. Pursuant to the regulatory memoranda in effect at March 31, 2007, Central Illinois Bank and Marine – Wisconsin have agreed to maintain minimum Tier 1 capital levels of 8% calculated in accordance with Part 325 of the FDIC Rules and Regulations. For additional information relative to the Cease and Desist Order, Memoranda and Written Agreement, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters and Item 8, Note 14 – Stockholders’ Equity of this Form 10-K.
     FDICIA generally prohibits a depository institution from making any capital distribution, including payment of dividends or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan to become adequately capitalized. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Pursuant to the regulatory memoranda in effect at March 31, 2007, CIB Marine’s banking subsidiary Marine – Wisconsin has agreed not to declare or pay any cash dividends without the prior written consent of the Regional Director of the Federal Deposit Insurance Corporation and the Administrator of the Wisconsin Department of Financial Institutions, Division of Banking.
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
     At December 31, 2005, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine FSB, Marine – Wisconsin and CIB – Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at December 31, 2005, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
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
Dividend Restrictions
     The Federal Reserve Board’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Pursuant to the Written Agreement entered into with the Federal Reserve Bank of Chicago, CIB Marine has agreed not to declare or pay dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors. In addition, as a result of the agreement entered into with its regulator, CIB Marine has elected to defer all interest payments on its junior subordinated debentures subsequent to December 31, 2003. According to the terms of its junior subordinated debt agreements, during the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment on its stock. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters of this Form 10-K for further information on the Written Agreement.
     CIB Marine’s ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine’s subsidiary banks to pay it dividends. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIB Marine’s state chartered banks, the laws of Illinois, Indiana and Wisconsin are applicable. The ability of Marine FSB to pay dividends is subject to OTS regulations applicable to federal savings banks. The ability of Citrus Bank to pay dividends is subject to OCC regulations applicable to national banks. In addition, the Federal Reserve Board and the bank’s regulators have the authority to prohibit CIB Marine and its subsidiary banks from paying dividends, depending upon CIB Marine’s and the banks’ financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Pursuant to the regulatory Memorandum in effect at March 31, 2007, CIB Marine’s banking subsidiary Marine — Wisconsin has agreed not to declare or pay any cash dividends without the prior written consent of the Regional Director of the Federal Deposit Insurance Corporation and the Administrator of the Wisconsin Department of Financial Institutions, Division of Banking. Pursuant to the Order to Cease and Desist dated April 30, 2004, Central Illinois Bank could not declare or pay a dividend without the approval of the FDIC and DBRE. In 2007, the order was released and replaced with a memorandum which does not contain the dividend restriction.
     During 2005, CIB Marine was paid dividends of $2.6 million from CIB Construction, $1.2 million from MICR and $0.3 million from its information technology subsidiary, CIB Marine Information.
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
Restrictions on Affiliate Transactions
     Transactions between CIB Marine, its subsidiary banks and its nonbank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions and limitations on CIB Marine’s subsidiary banks from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions and limitations prevent CIB Marine or other affiliates from borrowing from the subsidiary banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the subsidiary banks to or in CIB Marine or to or in any other affiliate are limited, individually, to 10% of the respective subsidiary bank’s capital, allowance for loan losses and surplus, and such secured loans are limited in the aggregate to 20% of the respective subsidiary bank’s capital, allowance for loan losses and surplus. All such transactions must be on terms that are no less favorable to the bank subsidiary than those that would be available from nonaffiliated third parties. Moreover, some state banking laws, like those in Illinois, impose restrictions on affiliate transactions similar to those imposed by federal law. Certain of CIB Marine’s subsidiary banks have engaged in transactions with affiliates, including the making of loans to purchase CIB Marine stock. In connection with the Cease and Desist Orders issued against CIB Marine’s bank subsidiaries (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters), CIB Marine’s two Illinois bank subsidiaries were cited by bank regulators for failure to comply with federal restrictions (and CIB — Chicago was also cited for failure to comply with the Illinois restrictions) on transactions with affiliates relating to lending transactions involving the stock of CIB Marine. CIB Marine sold CIB — Chicago in November 2004. Federal Reserve Board policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.
     At December 31, 2005 CIB Marine’s subsidiary banks had $1.9 million in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.01 million. While these loans were secured by CIB Marine stock, the borrowers did not use the proceeds to acquire the stock.
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
Sarbanes — Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 (“Sarbanes”) addresses corporate governance and accounting oversight matters. Sarbanes required the creation of a five member oversight board appointed by the SEC that sets standards for accountants and has investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public audit clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the CEO and the Chief Financial Officer of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material affect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading. As CIB Marine is a non-accelerated filer, it is not subject to the internal control requirements of Section 404 of Sarbanes for the fiscal year ended December 31, 2005.
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
AVAILABLE INFORMATION
     CIB Marine files various reports with the Securities and Exchange Commission. The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). CIB Marine makes all SEC filings available without charge to the public on its web site at http://www.cibmarine.com as soon as reasonably practicable after filed.
ITEM 1A. RISK FACTORS
Forward-Looking Statements
     CIB Marine has made statements in this Annual Report on Form 10-K and documents that are incorporated by reference that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “will be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate,” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time. Financial results contained in this Form 10-K for 2006 are unaudited.
     Forward-looking statements are subject to significant risks and uncertainties and CIB Marine’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors set forth below.
Risk Factors
     The following discussion sets forth certain material risks that CIB Marine believes could have a material adverse impact on its financial condition and results of operations. Additional risks that are not currently known to CIB Marine, or that it currently believes to be immaterial, may also have a material effect on its financial condition and results of operations.
CIB Marine has suffered large losses in recent years, and it must execute its strategic plan and return to profitability.
     CIB Marine has incurred net losses in each of the three years ended December 31, 2005. In particular, in 2003, CIB Marine’s net loss was $137.6 million. Although CIB Marine has developed and implemented strategies to improve its profitability in the future, there can be no assurance that these strategies will be successful. CIB Marine’s strategic plans are dependent upon its ability to attract and retain borrowing customers, commercial loan officers and core deposits, all of which have been negatively impacted as a result of losses and weakened financial condition. If CIB Marine is unable to execute its strategic plans and return to profitability, it will have a material impact on its business, results of operations and financial condition. The inability to return to profitability may require CIB Marine to sell bank subsidiaries, reduce the size of bank subsidiaries and/or reduce staff. There can be no assurance that if CIB Marine is required to sell assets, it will be able to do so on acceptable terms. Regulators could take further action against CIB Marine in the event it does not return to profitability.

CIB Marine’s results of operations are subject to general and regional economic conditions, which are beyond its control.
     CIB Marine’s business and profitability is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, unemployment, consumer spending, the level and volatility of interest rates, the housing market, government monetary policy, international conflicts, the actions of terrorists and other factors beyond its control may adversely affect its results of operations. Changes in interest rates, in particular, could adversely affect CIB Marine’s net interest income and have other adverse effects on its operations. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secure its loans, all of which could adversely affect its results of operations. In particular, CIB Marine is sensitive to changes in economic conditions and related uncertainties in the markets in which it has significant operations, including those in Illinois, Wisconsin, Indiana, Florida and Arizona.
CIB Marine operates in a highly regulated environment and is subject to supervision and examination by various federal and state regulatory agencies.
     As a bank holding company, CIB Marine is regulated separately by the Federal Reserve Board, and each of its bank subsidiaries is regulated separately by various federal and state banking regulators. This regulation is primarily intended to protect CIB Marine’s customers and their deposits rather than its shareholders. In addition, CIB Marine’s common stock is registered under the Securities Exchange Act of 1934 and CIB Marine is subject to public reporting requirements.
     Federal and state laws and regulations govern numerous aspects of the business of the banks, including:
•	Adequate capital and financial condition;

•	Permissible types, amounts and extensions of credit and investments;

•	Permissible non-banking activities; and

•	Restrictions on dividend payments.
     Federal and state banking agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. CIB Marine and its bank subsidiaries also undergo periodic examination by one or more regulatory agencies. Regulators may require CIB Marine and its bank subsidiaries, based on the results of these examinations, to change its or their asset valuations or the amounts of required loan loss allowances, or to restrict operations. CIB Marine’s operations are also subject to a wide variety of state and federal consumer protection and similar statutes and regulations. These federal and state regulatory restrictions limit the manner in which CIB Marine and its banks may conduct their businesses and obtain financing. Laws affecting CIB Marine may change, and often do change, significantly from time to time, and these changes could adversely affect CIB Marine.
     At December 31, 2005, CIB Marine and certain of its subsidiaries are subject to various order, memoranda and agreements with their respective banking regulators. The orders, memoranda, and agreements impose certain restrictions and reporting requirements including, but not limited to:
•	Maintenance of minimum capital levels;

•	Restrictions on dividend payments and redemption of shares of CIB Marine without regulatory approval;

•	Limitations on asset and loan growth;

•	Adoption of a comprehensive plan to improve earnings;

•	Development of a plan to reduce concentrations of credit and loan relationships classified as substandard or doubtful;

•	Development of a system to correct loan administration deficiencies; and

•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.
     Failure to comply with the requirements of these orders, memoranda and agreements could adversely affect the business and operations of CIB Marine and its subsidiaries.
     Further, CIB Marine has not filed all required reports pursuant to the Securities Exchange Act and all required federal and state tax returns. Failure to bring these filings current could adversely affect the business and results of operations of CIB Marine. Failure to become current with the reporting requirements of the Securities Exchange Act could result in deregistration of its common stock. Delinquencies in filing its tax returns could result in fines and penalties.

CIB Marine is subject to litigation.
     CIB Marine is currently, and may from time to time be, involved in litigation in which it has been named as a defendant as a result of its operations. In particular, CIB Marine and certain of its current and former officers and directors are defendants in a purported class action lawsuit alleging violations of the federal securities laws.
     Claims asserted against CIB Marine, regardless of merit or eventual outcome, may harm CIB Marine’s reputation, which could have a material effect on its business operating results and financial condition. Judgments or settlements relating to pending or future litigation which exceed CIB Marine’s insurance coverage or claims outside the scope of insurance coverage could also have a material CIB Marine’s business, operating results and financial condition and its ability to obtain future insurance coverage. CIB Marine is also subject to mandatory indemnification of its current and former officers and directors under certain circumstances. For a description of current legal proceedings, see Item 3 — Legal Proceedings in this Form 10-K.
CIB Marine competes for key personnel.
     To a large degree, CIB Marine’s success depends on its ability to attract and retain key personnel. Competition for skilled personnel in the banking industry can be intense, and CIB Marine may not be able to hire or retain the people necessary to successfully implement its business strategy. In particular, skilled lending officers are necessary in order to compete for loans in the markets CIB Marine serves and in helping to manage credit risk. The unexpected loss of services of one or more key personnel could have a material adverse impact on CIB Marine’s business, given the knowledge and experience of such personnel, and the difficulty of finding qualified replacements on a timely basis.
CIB Marine’s future success depends upon its ability to compete effectively in the highly competitive banking industry.
     Competition among financial institutions in the geographic markets in which CIB Marine competes is strong. CIB Marine competes with other bank holding companies, state and national commercial banks, state and federal savings and loan associations and savings banks, consumer finance companies, credit unions, securities brokerage firms, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial services providers. Many of these competitors have greater financial resources and lending limits and larger branch networks than CIB Marine. They are also able to offer a broader range of products and services than CIB Marine can offer. Some of the non-bank competitors also have less regulatory burden than CIB Marine. In addition, in recent years many large commercial enterprises, such as life insurance companies and securities brokerage firms, have acquired or formed their own banks. All of these factors have created stronger competition for CIB Marine’s products and services. Failure to compete effectively for deposit, loan and other banking customers in CIB Marine’s primary market areas will adversely affect CIB Marine’s business.
CIB Marine’s loan portfolio often contains concentrations of credit in one borrower, related borrowers or borrowers in the same industry, which creates special credit risks.
     Credit risk is the risk that one or more of CIB Marine’s borrowers will not be able to repay some or all of their obligations to CIB Marine. Credit risk is inherent in CIB Marine’s business. Concentrations of credit occur when the aggregate amount owed by one borrower, a related group of borrowers or borrowers within an industry or group represent a relatively large percentage of the total credit extended by CIB Marine. Although each loan in a concentration may be of sound quality, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a related group of borrowers can be susceptible to a domino effect if financial problems are experienced by one or a few members of that group. Concentrations of loans within or dependent upon an industry are also impacted by external economic conditions and market acceptance, which are risk factors that can equally affect all members of that industry.
     At December 31, 2005, CIB Marine had one borrowing relationship that exceeded 25% of stockholders’ equity. The total outstanding commitments associated with this borrowing relationship, including lines of credit not fully drawn at December 31, 2005, was 25.1% of equity and 3.9% of total loans. The principal amount actually drawn and outstanding was $12.6 million at December 31, 2005 and $0.5 million at March 31, 2007. As of December 31, 2005 and March 31, 2007 all loans within this borrowing relationship are current. At December 31, 2005, CIB Marine also had total borrowings within seven industries or industry groups that exceeded 25% of its capital as of that date. Of the seven industries or industry groups, the largest concentration at December 31, 2005, consisted of loans to commercial real estate developers, which had a total outstanding balance of approximately $181.8 million, or 35% of total loans, and 230% of stockholders’ equity.

CIB Marine is subject to certain risks in connection with its use of technology.
     Communications and information systems are essential to the conduct of CIB Marine’s business. While CIB Marine has established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. Although CIB Marine relies on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect its systems from compromises or breaches of security. The occurrence of any systems failure, interruption, or breach of security could damage CIB Marine’s reputation and result in a loss of customers and business, subject CIB Marine to additional regulatory scrutiny, or expose CIB Marine to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on CIB Marine’s financial condition and results of operations.
     In addition, the provision of financial products and services has become increasingly technology-driven. CIB Marine’s ability to meet the needs of its customers competitively, and in a cost-efficient manner, is dependent on its ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of its competitors have greater resources to invest in technology and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on CIB Marine’s part could have a material adverse impact on CIB Marine’s business and therefore on its financial condition and results of operations.
CIB Marine’s profitability is dependent upon its ability to manage net interest income.
     CIB Marine’s primary source of income is net interest income, which is the difference between the interest income earned on interest-earning assets (consisting primarily of loans and securities) and the interest expense paid on interest-bearing liabilities (consisting primarily of deposits and other borrowings). The level of net interest income is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by CIB Marine’s ability to attract loans and core deposits and the pricing and mix of these and other interest-earning assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, monetary policy, and market interest rates.
     The level of net interest income is influenced by movements in such rates of interest, and the pace at which such movements occur. If the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in earnings. CIB Marine’s net interest income and earnings would be similarly impacted if the interest rates on interest-earning assets to decline more quickly than the interest rates on interest-bearing liabilities. In addition, such changes in interest rates could have an effect on the ability to originate loans and attract and retain deposits; the fair value of financial assets and liabilities; and the average life of loan and securities portfolios.
CIB Marine is subject to credit risk.
     CIB Marine is exposed to the risk that third parties that owe it money, securities, or other assets will not repay their obligations. Credit risk arises anytime CIB Marine commits, invests, or otherwise extends funds through contractual agreements, whether reflected on or off the balance sheet. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.
     The Company’s credit risk is concentrated in its loan portfolio. Credit risk is affected by a variety of factors including credit-worthiness of the borrower, the sufficiency of underlying collateral, the enforceability of third-party guarantees, changing economic and industry conditions and concentrations of credit by loan type, terms or geographic area, changes in the financial condition of the borrower or other party, and by credit and underwriting policies.
     CIB Marine has established an allowance for loan loss which represents management’s best estimate of probable losses inherent in its loan portfolio. The determination of the appropriate level of the allowance involves a high degree of subjectivity. If CIB Marine’s assumptions and judgments are incorrect, its allowance may not be sufficient and additional provisions may need to be made. In addition, the bank regulatory agencies periodically review the adequacy of the allowance and may require an increase in the allowance or loan charge-offs. Increases in the allowance, or charge-offs, could have a material adverse affect on CIB Marine’s financial condition and results of operations.
CIB Marine is subject to liquidity risk and has long-term obligations on which it has deferred interest payments.
     Liquidity risk is the potential that CIB Marine will be unable to meet its obligations as they come due or capitalize on growth opportunities as they arise, because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund credit obligations to borrowers, withdrawals by depositors, repayment of debt when due or called, operating expenses and capital expenditures, among other things.
     Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments; sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources.
     CIB Marine’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or CIB Marine, unfavorable pricing, competition, CIB Marine’s credit rating and regulatory restrictions. CIB Marine and its bank subsidiaries are subject to regulatory orders, memoranda and agreements which contain restrictions that could adversely impact liquidity.
     CIB Marine exercised the right to defer interest payments on its junior subordinated debentures and, as a result, the related trusts deferred distributions on the trust preferred securities beginning in the first quarter of 2004. Accrued and unpaid interest on the $61.9 million of junior subordinated debentures totaled $14.1 million and $20.8 million at December 31, 2005 and 2006, respectively. CIB Marine has the right to defer interest payments until the first quarter of 2009. CIB Marine must develop a strategy for refinancing or becoming current on distributions on the trust preferred securities before that time.
     In addition, some of the borrowing sources customarily utilized by CIB Marine are restricted or unavailable due to noncompliance with certain asset quality, earnings and capital maintenance debt agreements and the inability to provide audited financial statements.
CIB Marine relies on dividends received from its subsidiaries.
     CIB Marine is a holding company that is a separate and distinct legal entity from its subsidiaries, and typically receives substantially all of its revenue from its subsidiaries in the form of dividends and professional fees. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, pursuant to the regulatory orders and agreements, the holding company and certain of its bank subsidiaries are currently restricted from paying dividends without prior regulatory approval and certain bank subsidiaries have agreed to maintain a minimum Tier 1 capital level of 8%. Further, CIB Marine’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. In the event that the subsidiaries are unable to pay dividends to the holding company, CIB Marine may not be able to meet its obligations. Although CIB Marine believes that it currently has enough liquidity to meet its obligations, the inability to receive dividends from the subsidiaries, now and in the future, could have a material adverse effect on its business, financial condition, and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The following table provides information relating to the material real properties owned or leased by CIB Marine and its subsidiaries as of December 31, 2005. CIB Marine’s subsidiary banks lease or sublease office space to CIB Marine and to its nonbank subsidiaries.

	Owned or	Date Opened
Location	Leased	or Acquired
SUBSIDIARY BANKS:
CENTRAL ILLINOIS BANK FACILITIES
Sidney, Illinois	Owned	09/87
Champaign, Illinois	Owned	09/88
Urbana, Illinois	Owned	03/90
Arrowsmith, Illinois	Owned	10/91
Champaign, Illinois (Midtown)	Owned	04/94
Rantoul, Illinois (1)	Leased	11/94
Monticello, Illinois	Leased	05/95
Danville, Illinois	Owned	08/95
Decatur, Illinois	Leased	10/95
Arthur, Illinois (1)	Owned	10/96
Peoria, Illinois	Leased	09/97
East Peoria, Illinois	Owned	10/97
Springfield, Illinois (1)	Leased	04/99
Lincoln, Illinois (1)	Owned	04/00
Bloomington, Illinois	Owned	10/00
Peoria, Illinois (Grand Prairie)	Leased	04/03
MARINE — WISCONSIN FACILITIES
Cedarburg, Wisconsin (1)	Owned	09/97
Grafton, Wisconsin (1)	Owned	09/97
Pewaukee, Wisconsin	Leased	02/98
Wauwatosa, Wisconsin	Leased	05/98
Milwaukee, Wisconsin	Leased	04/99
Franklin, Wisconsin	Leased	08/00
Brookfield, Wisconsin (1)	Leased	09/01
CIB — INDIANA FACILITIES
Indianapolis, Indiana (Fox Road) (1)	Leased	03/98
Indianapolis, Indiana (Emerson Way)	Leased	09/98
Indianapolis, Indiana (Rockville Road) (1)	Owned	03/00
Carmel, Indiana	Leased	08/00
MARINE FSB FACILITIES
Omaha, Nebraska (1)	Leased	11/99
Scottsdale, Arizona	Leased	10/01
Henderson, Nevada (1)	Leased	01/02
Sun City, Arizona (1)	Leased	02/04
CITRUS BANK FACILITIES
Vero Beach, Florida	Owned	04/90
Sebastian, Florida	Owned	02/93
Barefoot Bay, Florida	Owned	09/96
North Miami Beach, Florida	Leased	12/01
Coral Gables, Florida	Leased	04/03
Boca Raton, Florida	Leased	04/03
NONBANK SUBSIDIARIES:

CIB MARINE BANCSHARES, INC.
Champaign, Illinois	Leased	10/99
Gurnee, Illinois	Leased	04/05
Chicago, Illinois	Leased	01/05

(1)
Subsequent to December 31, 2005, CIB Marine sold or closed the branch. CIB Marine’s subsidiary banks are continuing to evaluate the effectiveness of their respective branch networks, which may result in the sale or closure of additional branches. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Branch Activities.

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
ITEM 3. LEGAL PROCEEDINGS
     Material pending litigation, other than that of a routine nature in the ordinary course of business, is as follows:
     In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB — Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB — Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB — Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants’ violations of lending regulations caused a decline in the plaintiff’s investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB — Chicago.
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
     In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine and “Central Illinois Bancorp, Inc.” in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine’s and Central Illinois Bancorp, Inc.’s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff in connection with his employment. In March 2005, Plaintiff amended his complaint to add the former President and CEO of CIB Marine as a defendant based upon claims of alleged fraudulent concealment. (Claims filed in the action against CIB Marine’s independent registered accounting firm KPMG LLP (hereinafter “KPMG”) and a partner of KPMG were voluntarily dismissed by the Plaintiff.) CIB Marine filed a motion to dismiss several of Plaintiff’s claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion was denied. All discovery has been stayed in this action by an order of the federal court in the Dennis Lewis case described later in this section, with the result that this suit is currently dormant. Plaintiff has filed a motion in the Lewis case to vacate the discovery stay in this case. No date has been set for a ruling on that motion, which CIB Marine and the other defendants in the Lewis case opposed. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.
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
     On April 20, 2006, Mark A. Sindecuse filed an action in the United States District Court, Eastern District of Missouri, Eastern Division (St. Louis) against CIB Marine, Dean M. Katsaros (“Katsaros”), a former director of the Company, and Katsaros & Associates, Inc. The complaint, as amended, purported to assert common law causes of action against CIB Marine for fraud and negligent misrepresentation in connection with plaintiff’s purchases of common stock of CIB Marine in private placements in 1995, 1996, 1997 and 1998. CIB Marine filed a motion to dismiss the amended complaint, which resulted in the dismissal of the negligent misrepresentation claims against it. Additional claims were also asserted against the other defendants, which the plaintiff has announced an intention to withdraw. Plaintiff seeks compensatory damages of an out—of—pocket loss of “over $500,000 plus interest on his loans and loss of use of his money” and the plaintiff seeks damages of approximately $2,000,000 for “the difference between the value when [plaintiff] attempted to sell his stock and its present value.” Plaintiff also seeks unspecified punitive damages. CIB Marine has filed an answer denying any liability to plaintiff and has filed a motion for summary judgment on the remaining claim against it. The court has set a schedule for this case that provides for trial to commence on October 15, 2007. CIB Marine intends to defend the action vigorously.

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
     With respect to the Burchett and Fasano/Arundel cases, after CIB Marine exhausted retention under that policy, the insurer paid substantially all of the costs of defense of CIB Marine and the individuals through March 31, 2007, subject to its reservation of rights. On March 14, 2007, the insurer informed the insureds of its intention to terminate funding of all of the costs of defense in those actions on or after April 1, 2007 and proposed a funding arrangement comparable to discussed with respect to the Ruedi and Lewis cases. No agreement has been reached with respect to post-April 1, 2007 funding of defense costs in the Burchett and Fasano/Arundel cases. With respect to the individual defendants, the payment of these defense costs by CIB Marine is pursuant to the provision of its by-laws that mandates advancing defense costs of directors and officers under certain circumstances and a full reservation of rights under the policy by both parties. The advances to individuals are subject to repayment by the individual defendants if it is ultimately determined, as provided in the by-laws and applicable Wisconsin law, that they are not entitled to be indemnified.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the quarter ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for CIB Marine’s common stock. As of June 30, 2007, there were approximately 1,296 holders of record of CIB Marine’s common stock.
     CIB Marine has not paid cash dividends on its common stock. As a result of recent losses, CIB Marine does not currently have any intentions to pay a cash dividend. Further, CIB Marine is restricted by the regulators from paying cash dividends. Also, as a result of the agreement entered into with its regulator, CIB Marine has elected to defer all interest payments on its junior subordinated debentures subsequent to December 31, 2003. According to the terms of its junior subordinated debt agreements, during the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment on its stock. Restrictions on CIB Marine’s ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed under Item 1, Business — Supervision and Regulation — Dividend Restrictions and also Item 8, Note 14 — Stockholders’ Equity to the consolidated financial statements. CIB Marine will periodically evaluate its financial position to determine whether to pay cash dividends in the future.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth CIB Marine’s selected consolidated financial data. The following information should be read in conjunction with the consolidated financial statements, including the related notes, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere herein. In the fourth quarter of 2005, CIB Marine sold the assets and operations of MICR and is in the process of winding down its remaining affairs. In the fourth quarter of 2004, CIB Marine sold Hillside Investors, including its banking subsidiary, CIB — Chicago which accounted for 46% of CIB Marine’s consolidated assets at December 31, 2003. The assets and operations of MSI were sold in the third quarter of 2004 and Commercial Finance was sold in the second quarter of 2004. Discontinued operations for 2005 includes the results of CIB Construction (including Canron), MSI and MICR. In all other years presented, discontinued operations includes CIB Construction (including Canron), MSI, MICR, CIB — Chicago, and Commercial Finance.

TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	Selected Consolidated Financial Data
	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$59,849	$69,979	$96,663	$101,868	$102,344
Interest expense	34,795	37,287	46,578	51,079	60,865

Net interest income	25,054	32,692	50,085	50,789	41,479
Provision for credit losses	(8,669)	17,432	50,506	19,074	6,768

Net interest income after provision for credit losses	33,723	15,260	(421)	31,715	34,711
Noninterest income(1)	2,895	3,678	5,113	5,500	4,135
Noninterest expense	50,970	52,729	51,348	44,620	35,042

Income (loss) from continuing operations before income taxes	(14,352)	(33,791)	(46,656)	(7,405)	3,804
Income tax expense (benefit)	(1,208)	(5,240)	1,906	(4,199)	1,030

Income (loss) from continuing operations	(13,144)	(28,551)	(48,562)	(3,206)	2,774
Discontinued operations:
Pretax income (loss) from discontinued operations	3,850	15,618	(92,147)	18,960	35,325
Income tax expense (benefit)	2,367	4,414	(3,061)	6,947	12,370

Income (loss) from discontinued operations	1,483	11,204	(89,086)	12,013	22,955

Net income (loss)	$(11,661)	$(17,347)	$(137,648)	$8,807	$25,729

Common Share Data
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.72)	$(1.56)	$(2.66)	$(0.18)	$0.16
Discontinued operations	0.08	0.61	(4.87)	0.66	1.29

Net income (loss)	$(0.64)	$(0.95)	$(7.53)	$0.48	$1.45

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.72)	$(1.56)	$(2.66)	$(0.18)	$0.15
Discontinued operations	0.08	0.61	(4.87)	0.65	1.27

Net income (loss)	$(0.64)	$(0.95)	$(7.53)	$0.47	$1.42

Dividends	—	—	—	—	—
Book value per share	$4.32	$4.83	$5.94	$13.52	$12.86
Weighted average shares outstanding-basic	18,333,779	18,245,884	18,286,550	18,167,379	17,751,752
Weighted average shares outstanding-diluted	18,333,779	18,245,884	18,286,550	18,547,515	18,083,013
Financial Condition Data
Total assets	$1,138,428	$1,385,908	$3,186,237	$3,650,705	$2,942,018
Loans	515,544	746,615	2,360,041	2,704,006	2,382,045
Allowance for loan losses	(24,882)	(29,551)	(109,872)	(65,122)	(35,855)
Securities	493,409	379,024	637,356	516,744	420,507
Deposits (includes deposits of branches held for sale)	934,691	1,178,488	2,821,218	2,848,404	2,269,710
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	94,108	87,916	200,734	494,086	421,870
Stockholders’ equity	79,182	92,892	108,523	247,563	229,825
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2) (9)	2.06%	2.22%	3.12%	3.43%	3.44%
Net interest spread (3) (9)	1.56	1.96	2.81	3.03	2.84
Noninterest income to average assets(4)(9)	0.38	1.23	0.57	0.41	0.51
Noninterest expense to average assets (9)	4.07	3.62	2.06	1.88	1.87
Efficiency ratio (5) (9)	172.03	106.40	57.42	49.97	48.36
Return (loss) on average assets (6)	(0.93)	(0.62)	(3.94)	0.27	0.97
Return (loss) on average equity (7)	(13.51)	(20.06)	(63.02)	3.57	11.89
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.17%	8.41%	6.58%	1.80%	1.62%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.96	4.75	6.15	1.43	1.42
Allowance for loan losses to total loans	4.83	3.96	4.66	2.41	1.51
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	59.06	47.08	70.72	134.09	93.16
Net charge-offs (recoveries) to average loans	(0.67)	3.85	3.81	0.64	0.12
Capital ratios:
Total equity to total assets	6.96%	6.70%	3.41%	6.78%	7.81%
Total risk-based capital ratio	21.37	17.47	7.19	10.01	10.37
Tier 1 risk-based capital ratio	15.33	13.11	5.03	8.75	9.12
Leverage capital ratio	9.20	5.63	4.23	8.30	9.01
Other data:
Number of employees (full-time equivalent)(8)	359	482	898	844	685
Number of banking facilities	37	41	57	52	49

(1)
Noninterest income includes pretax gains on investment securities of $0.4 million, $1.7 million and $1.2 million for the years ended December 31, 2005, 2002 and 2001, respectively. There were no pretax gains on investment securities in 2004 and 2003.

(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. For the years 2003, 2002 and 2001 the effective tax rate used to calculate the tax-equivalent basis was 35%. For 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004 and as of December 31, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, the 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.13% and 2.28%, respectively.

(3)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Return (loss) on average assets is net income (loss) divided by average total assets.

(7)	Return (loss) on average equity is net income (loss) divided by average common equity.

(8)
Does not include the employees of Canron and MICR which are manufacturing companies held for disposal. These companies had full-time equivalent employees of 2 in 2005, 37 in 2004, 49 in 2003, 914 in 2002 and 40 in 2001.

(9)	Ratio is calculated based on the total income/expense and average assets/liabilities for continuing and discontinued operations.
     The following table sets forth CIB Marine’s selected consolidated financial data excluding those companies included in discontinued operations.

CIB MARINE — CONTINUING OPERATIONS ONLY:

	Selected Consolidated Financial Data
	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$59,849	$69,979	$96,663	$101,868	$102,344
Interest expense	34,795	37,287	46,578	51,079	60,865

Net interest income	25,054	32,692	50,085	50,789	41,479
Provision for credit losses	(8,669)	17,432	50,506	19,074	6,768

Net interest income after provision for credit losses	33,723	15,260	(421)	31,715	34,711
Noninterest income(1)	2,895	3,678	5,113	5,500	4,135
Noninterest expense	50,970	52,729	51,348	44,620	35,042

Income (loss) from continuing operations before income taxes	(14,352)	(33,791)	(46,656)	(7,405)	3,804
Income tax expense (benefit)	(1,208)	(5,240)	1,906	(4,199)	1,030

Net (loss) income from continuing operations	$(13,144)	$(28,551)	$(48,562)	$(3,206)	$2,774

Common Share Data
Earnings (loss) per share
Basic-Income (loss) from continuing operations	$(0.72)	$(1.56)	$(2.66)	$(0.18)	$0.16
Diluted-income (loss) from continuing operations	$(0.72)	$(1.56)	$(2.66)	$(0.18)	$0.15
Dividends	—	—	—	—	—
Book value per share	$4.32	$4.83	$5.94	$13.52	$12.86
Weighted average shares outstanding-basic	18,333,779	18,245,884	18,286,550	18,167,379	17,751,752
Weighted average shares outstanding-diluted	18,333,779	18,245,884	18,286,550	18,547,515	18,083,013
Financial Condition Data
Total assets	$1,132,515	$1,371,043	$1,704,149	$1,749,064	$1,479,700
Loans	515,544	746,615	1,231,412	1,400,964	1,173,075
Allowance for loan losses	(24,882)	(29,551)	(54,382)	(31,756)	(18,109)
Securities	493,409	379,024	353,754	268,523	227,828
Deposits	867,700	1,178,488	1,515,574	1,596,253	1,238,929
Deposits held for sale	66,991	—	—	—	—
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	94,108	87,916	123,074	242,403	162,218
Stockholders’ equity	79,182	92,892	108,523	247,563	229,825
Financial Ratios and Other Data
Performance Ratios:
Net interest margin (2)	2.06%	2.21%	3.02%	3.33%	3.22%
Net interest spread (3)	1.57	1.91	2.70	2.93	2.15
Noninterest income to average assets (4)	0.20	0.24	0.29	0.24	0.22
Noninterest expense to average assets	4.04	3.49	2.87	2.78	2.60
Efficiency ratio (5)	184.71	144.98	90.85	79.81	76.96
Return (loss) on average assets (6)	(0.93)	(1.15)	(7.70)	0.55	1.91
Return (loss) on average equity (7)	(13.51)	(20.06)	(63.02)	3.57	11.89
Asset Quality Ratios:
Nonaccrual, restructured and 90 days or more past due and still accruing loans to total loans	8.17%	8.41%	4.56%	1.67%	1.39%
Nonperforming assets and 90 days or more past due and still accruing loans to total assets	3.98	4.79	3.47	1.50	1.22
Allowance for loan losses to total loans	4.83	3.96	4.42	2.27	1.54
Allowance for loan losses to nonaccrual, restructured and 90 days or more past due and still accruing loans	59.06	47.08	96.85	136.12	110.02
Net charge-offs (recoveries) to average loans	(0.67)	4.06	2.04	0.42	0.13
Capital Ratios:
Total equity to total assets	6.99%	6.78%	6.37%	14.15%	15.53%
Total risk-based capital ratio	21.54	17.53	13.38	19.11	20.55
Tier 1 risk-based capital ratio	15.45	13.16	10.33	17.85	19.30
Leverage capital ratio	9.20	9.08	8.10	16.20	18.38
Other Data:
Number of employees (full-time equivalent)	359	482	590	544	475
Number of banking facilities	37	41	41	38	36

(1)
Noninterest income from continuing operations includes pretax gains on investment securities of $0.4 million, $1.7 million and $1.2 million for the years ended December 31, 2005, 2002 and 2001, respectively. There were no pretax gains on investment securities in 2004 and 2003.

(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. For the years 2003, 2002 and 2001 the effective tax rate used to calculate the tax-equivalent basis was 35%. For 2005 and 2004, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004 and as of December 31, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.13% and 2.29%, respectively.

(3)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Return (loss) on average assets is net income (loss) divided by average total assets.

(7)	Return (loss) on average equity is net income (loss) divided by average common equity.

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
     Presented below are discussions of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of CIB Marine’s financial condition and results of operations. These Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates and as such have a greater possibility of producing results that could be materially different than originally reported. See also Item 8, Note 1 — Summary of Significant Accounting Policies of this Form 10-K.
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

Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired, CIB Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2005 and 2004, CIB Marine recognized $0.1 million and $0.7 million, respectively, of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded or previously recognized losses reversed and a gain recorded. At December 31, 2005 and 2004, other investments totaled $3.7 million and $3.3 million, respectively, all of which are illiquid. See Other Assets discussion for further information.
Assets of Companies Held for Sale or Disposal
     Companies, and/or the operations of companies, which have met the accounting criteria of held for sale or disposal are carried at the lower of cost or fair market value less estimated selling costs. The valuations of such businesses are allocated to the assets and liabilities of the businesses. The asset groups are then periodically evaluated for impairment as required under Financial Accounting Standards Board (“FASB”) Statement No. 144, based upon the estimated undiscounted cash flows of the asset group. If the estimated undiscounted cash flows of the asset group are not sufficient to recover the carrying value of the asset group, then the fair value of the asset group is determined using a discounted cash flow approach. If the fair value of the asset group is less than the carrying amount, a loss is recognized. Should future estimated cash flows be reduced or if applicable discount rates increase, then the carrying value of the asset groups may need to be reduced and a loss recorded. At December 31, 2005 and 2004, CIB Marine had three companies classified as held for sale/disposal CIB Construction, MICR and MSI. The assets and liabilities of these companies were included in assets/liabilities of companies held for sale/disposal. CIB Construction had a carrying value of $4 thousand at December 31, 2005 and $3.5 million at December 31, 2004. At December 31, 2005, MICR, which had a carrying value of $1.8 million at December 31, 2004, had remaining net liabilities of $0.5 million. During the fourth quarter of 2005, CIB Marine sold substantially all the assets and operations of MICR and is in the process of winding down the remaining affairs of this company. In the third quarter of 2004, CIB Marine sold substantially all the assets and operations of MSI. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities totaling $1.1 million at December 31, 2005 include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.
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
     CIB Marine has entered into tax allocation agreements with its subsidiary entities included in the consolidated U.S. federal and unitary and combined state income tax returns, including U.S. operations of companies held for sale or disposal. These agreements govern the timing and amount of income tax payments required by the various entities.
     Due to the significant losses incurred in 2005 and the expectation of additional losses in 2006, management has determined that it is not more likely than not that the entire net deferred tax asset of $74.4 million at December 31, 2005, which includes the entire net deferred tax asset of companies held for sale or disposal of $7.3 million, will be realized. Therefore, a valuation allowance for the entire amount has been established, including companies held for sale or disposal.
INTRODUCTION
     The following is a discussion and analysis of CIB Marine’s consolidated financial condition as of December 31, 2005 and 2004, and its changes in financial condition and results of operations for the three years ended December 31, 2005, 2004 and 2003. References in the discussion below to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Item 8 of this Form 10K.

OVERVIEW
     During 2005, CIB Marine continued focusing its resources on improving its credit quality, liquidity and capital. During 2005, CIB Marine had a net loss of $11.7 million as compared to a net loss of $17.3 million in 2004 and $137.6 million in 2003. CIB Marine also continued to more narrowly focus its resources on its core commercial and retail banking strategies and in the fourth quarter of 2005, sold substantially all the assets and operations of its nonbank subsidiary, MICR. The sale resulted in a pretax gain of $0.2 million. Total assets declined from $1.4 billion at December 31, 2004 to $1.1 billion at December 31, 2005 primarily due to a decrease in loans. At both December 31, 2005 and 2004, the assets and liabilities of MICR, MSI and CIB Construction are included in companies held for disposal.
     In 2003, CIB Marine commenced a comprehensive review of the adequacy of its allowance for loan losses. This review resulted from regular examinations at certain of CIB Marine’s subsidiary banks by banking regulators and a deterioration in the credit quality of the loan portfolio, including a significant increase in nonperforming loans. External resources were employed to assist in the review of the loan portfolio and to investigate other loan related matters. As a result of CIB Marine’s review process, CIB Marine increased its allowance for loan losses in 2003 and also recognized an impairment loss of all goodwill relating to certain of its bank subsidiaries. In order to improve the financial strength of CIB Marine, including its liquidity and capital, CIB Marine directed its focus beginning in 2003 to improving the credit quality of the loan portfolio and enhancing its lending, credit and management culture. In 2004, CIB Marine continued to explore a number of alternatives to improve capital and strengthen the organization. On November 30, 2004, CIB Marine sold CIB — Chicago to an unrelated banking organization at a gain of $15.6 million. A portion of the proceeds were used to pay off CIB Marine’s outstanding balance on its line of credit and infuse capital into Central Illinois Bank, allowing the bank to meet its regulatory capital requirements. During 2004, CIB Marine also sold MSI and Commercial Finance and commenced the wind down of certain other nonbank subsidiaries.
RESULTS OF OPERATIONS
     The following discussion relates to continuing operations unless otherwise noted.
     Net Income
     CIB Marine’s net loss was $11.7 million in 2005 as compared to a net loss of $17.3 million in 2004. The decrease in net loss was primarily the result of a $15.4 million decrease in net loss from continuing operations, partially offset by a $9.7 million decline in the net income of discontinued operations as CIB Marine continued its wind down of nonbank subsidiaries. Net loss from continuing operations was $13.1 million in 2005 as compared to $28.5 million in 2004. The $15.4 million decrease in net loss from continuing operations was mainly due to a $26.1 million decrease in provision for credit losses due to an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine during 2004 and 2005. This amount was partially offset by a $7.6 million decrease in net interest income and a $4.0 million decrease in income tax benefit. The results from discontinued operations are comprised of impairment losses on assets held for disposal, net gains and losses on sales of assets held for disposal and the operating results of companies held for disposal. The $9.7 million decrease in net income from discontinued operations during 2005 as compared to 2004 was primarily due to a $15.1 million net pretax gain on the sale of CIB — Chicago, Commercial Finance and MSI during 2004, partially offset by a $2.0 million decrease in income tax expense of discontinued operations.
     CIB Marine’s net loss was $17.3 million for 2004 which is comprised of a $28.5 million net loss from continuing operations and net income of $11.2 million from discontinued operations as compared to net loss of $137.6 million in 2003 which is comprised of a $48.5 million net loss from continuing operations and a $89.1 million net loss from discontinued operations. The $20.0 million decrease in loss from continuing operations was primarily attributable to a $33.1 million decrease in the provision for credit losses and a $7.2 million decrease in income tax expense, partially offset by a $17.4 million decrease in net interest income. The results from discontinued operations are comprised of impairment losses on assets held for disposal, net gains and losses on sales of assets held for disposal during 2004 and the consolidated operating results of MICR, MSI and CIB — Chicago, including its subsidiaries CIB Construction and Commercial Finance. The $100.3 million increase in income from discontinued operations was driven by a $103.7 million decrease in CIB — Chicago’s provision for credit losses, a net $15.1 million gain on the sale of CIB — Chicago and the assets of Commercial Finance and MSI, and a $20.6 million decrease in impairment loss on intangibles, assets held for sale and other assets, partially offset by a $25.5 million decrease in net interest income and a $7.5 million increase in income tax expense.
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
     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. For 2003, interest income is expressed on a tax-equivalent basis in order to compare the effective yield on earning assets. This means that the interest income on loans and tax-exempt securities has been adjusted to reflect the income tax savings at a federal income tax rate of 35% provided by tax-exempt assets. For 2005 and 2004, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred. Accordingly, interest income on tax exempt securities for 2005 and 2004 has not been adjusted to reflect the tax equivalent basis. There were no tax-exempt loans in 2005 or 2004. See Item 8, Note 21 — Income Taxes to the consolidated financial statements of this Form 10-K for additional information.

TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
				(Dollars in thousands)
Assets
Interest-earning assets (TE):
Securities:
Taxable	$476,249	$16,545	3.47%	$673,100	$15,535	2.31%	$509,944	$13,622	2.67%
Tax-exempt (1)	10,551	509	4.82	43,022	1,660	3.86	61,646	3,411	5.53

Total securities	486,800	17,054	3.50	716,122	17,195	2.40	571,590	17,033	2.98
Loans (2)(3):
Commercial	114,331	6,771	5.92	528,242	27,251	5.16	764,251	46,076	6.03
Commercial real estate	457,125	30,146	6.59	1,289,930	77,033	5.97	1,834,966	118,272	6.45
Consumer	23,258	1,500	6.45	37,409	2,240	5.99	52,463	3,295	6.28

Total loans	594,714	38,417	6.46	1,855,581	106,524	5.74	2,651,680	167,643	6.32
Federal funds sold	133,585	4,296	3.22	126,717	1,891	1.49	35,775	466	1.30
Loans held for sale	1,776	111	6.25	24,259	1,484	6.12	117,962	6,281	5.32

Total interest-earning assets (1)	1,216,875	59,878	4.92	2,722,679	127,094	4.67	3,377,007	191,423	5.67

Noninterest-earning assets:
Cash and due from banks	28,255			48,120			51,078
Premises and equipment	14,910			26,993			29,343
Allowance for loan losses	(25,537)			(100,286)			(94,243)
Receivables from sale of stock	(739)			(3,775)			(7,242)
Accrued interest receivable and other assets	26,741			89,312			137,012

Total noninterest-earning assets	43,630			60,364			115,948

Total assets	$1,260,505			$2,783,043			$3,492,955

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$55,764	$628	1.13%	$85,979	$994	1.16%	$70,731	$742	1.05%
Money market	210,366	5,187	2.47	343,764	4,981	1.45	427,919	6,993	1.63
Other savings deposits	35,382	409	1.16	192,847	2,672	1.39	245,781	4,326	1.76
Time deposits (4)	641,274	20,773	3.24	1,674,168	48,973	2.93	1,953,816	64,316	3.29

Total interest-bearing deposits	942,786	26,997	2.86	2,296,758	57,620	2.51	2,698,247	76,377	2.83
Borrowings-short-term	25,939	823	3.17	61,317	2,364	3.86	212,363	3,449	1.62
Borrowings-long-term (4)	7,250	367	5.06	37,447	882	2.36	46,771	1,161	2.48
Junior subordinated debentures and guaranteed trust preferred securities	61,857	6,636	10.73	61,857	5,710	9.23	60,005	5,198	8.66

Total borrowed funds	95,046	7,826	8.23	160,621	8,956	5.58	319,139	9,808	3.07

Total interest-bearing liabilities	1,037,832	34,823	3.36	2,457,379	66,576	2.71	3,017,386	86,185	2.86

Noninterest-bearing Liabilities:
Noninterest-bearing demand deposits	112,470			185,606			206,815
Accrued interest and other liabilities	23,872			53,588			50,329

Total noninterest-bearing liabilities	136,342			239,194			257,144

Stockholders’ equity	86,331			86,470			218,425

Total liabilities and stockholders’ equity	$1,260,505			$2,783,043			$3,492,955

Net interest income and net interest spread (1)(5)		$25,055	1.56%		$60,518	1.96%		$105,238	2.81%

Net interest-earning assets	$179,043			$265,300			$359,621

Net interest margin (1)(6)			2.06%			2.22%			3.12%

Ratio of average interest-earning assets to liabilities	1.17			1.11			1.12

(1)
Tax-equivalent basis of 35% for 2003. For 2005 and 2004, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses incurred in 2005 and 2004, and as of December 31, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.13% and 2.28%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.9 million, $2.9 million, and $10.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(4)	Interest amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(6)	Net interest margin is the ratio of net interest income to average interest-earning assets.

Reconciliation of net interest income

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest income reported in margin table(1)	$59,878	$127,094	$191,423
Tax-equivalent adjustment-tax-exempt securities	N/A	N/A	(651)
Tax-equivalent adjustment-tax-exempt loans	N/A	N/A	(672)
Tax-equivalent adjustment-tax-exempt securities-discontinued	N/A	N/A	(543)
Interest income included in discontinued operations	(29)	(57,115)	(92,894)

Interest income as reported in consolidated statements of operations	59,849	69,979	96,663

Interest expense reported in margin table	34,823	66,576	86,185
Interest expense included in discontinued operations	(28)	(29,289)	(39,607)

Interest expense as reported in consolidated statements of operations	34,795	37,287	46,578

Net interest income reported in margin table(1)	25,055	60,518	105,238
Tax-equivalent adjustment	N/A	N/A	(1,866)
Net discontinued operations	(1)	(27,826)	(53,287)

Net interest income from continuing operations, net of adjustments as reported in consolidated statement of operations	$25,054	$32,692	$50,085

(1)	Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

CIB MARINE — CONTINUING OPERATIONS ONLY:

	Year Ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
				(Dollars in thousands)
Assets
Interest-earning assets (TE):
Securities:
Taxable	$476,249	$16,545	3.47%	$361,455	$9,062	2.51%	$276,535	$8,022	2.90%
Tax-exempt (1)	10,551	509	4.82	20,060	866	4.32	33,272	1,859	5.59

Total securities	486,800	17,054	3.50	381,515	9,928	2.60	309,807	9,881	3.19
Loans (2)(3):
Commercial	114,331	6,769	5.92	295,138	15,022	5.09	444,560	26,800	6.03
Commercial real estate	457,125	30,147	6.59	696,582	41,829	6.00	884,284	58,619	6.63
Consumer	23,258	1,500	6.45	31,372	1,860	5.93	38,058	2,395	6.29

Total loans	594,714	38,416	6.46	1,023,092	58,711	5.74	1,366,902	87,814	6.42
Federal funds sold	133,585	4,296	3.22	70,776	1,127	1.59	23,688	291	1.23
Loans held for sale	1,470	83	5.65	1,612	213	13.21	—	—	—

Total interest-earning assets (1)	1,216,569	59,849	4.92	1,476,995	69,979	4.74	1,700,397	97,986	5.76

Noninterest-earning assets:
Cash and due from banks	28,255			32,605			32,860
Premises and equipment (8)	14,910			15,910			17,191
Allowance for loan losses	(25,537)			(52,237)			(45,222)
Receivables from sale of stock	(739)			(2,157)			(2,199)
Accrued interest receivable and other assets	26,741			39,086			85,081

Total noninterest-earning assets	43,630			33,207			87,711

Total assets of continuing operations	1,260,199			1,510,202			1,788,108
Assets of companies held for disposal(7)	306			1,272,841			1,704,847

Total assets	$1,260,505			$2,783,043			$3,492,955

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits (8):
Interest-bearing demand deposits	$55,764	$628	1.13%	$63,291	$754	1.19%	$50,984	$530	1.04%
Money market	210,366	5,187	2.47	293,044	4,326	1.48	368,219	6,273	1.70
Other savings deposits	35,382	409	1.16	40,611	501	1.23	28,161	364	1.29
Time deposits (4)	641,274	20,773	3.24	814,691	24,154	2.96	952,320	32,289	3.39

Total interest-bearing deposits	942,786	26,997	2.86	1,211,637	29,735	2.45	1,399,684	39,456	2.82
Borrowings-short-term	25,633	795	3.10	32,065	1,325	4.13	45,165	1,116	2.47
Borrowings-long-term (4)	7,250	367	5.06	10,060	517	5.14	15,750	808	5.13
Junior subordinated debentures and guaranteed trust preferred securities	61,857	6,636	10.73	61,857	5,710	9.23	60,005	5,198	8.66

Total borrowed funds	94,740	7,798	8.23	103,982	7,552	7.26	120,920	7,122	5.89

Total interest-bearing liabilities	1,037,526	34,795	3.35	1,315,619	37,287	2.83	1,520,604	46,578	3.06

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	112,470			124,108			130,918
Accrued interest and other liabilities	23,872			25,495			49,255

Total noninterest-bearing liabilities	136,342			149,603			180,173

Liabilities of continuing operations	1,173,868			1,465,222			1,700,777
Liabilities of companies held for disposal	306			1,231,351			1,573,753

Total liabilities	$1,174,174			$2,696,573			$3,274,530
Stockholders’ equity	86,331			86,470			218,425

Total liabilities and stockholders’ equity	$1,260,505			$2,783,043			$3,492,955

Net interest income and net interest spread (1)(5)		$25,054	1.57%		$32,692	1.91%		$51,408	2.70%

Net interest-earning assets	$179,043			$161,376			$179,793

Net interest margin (1)(6)			2.06%			2.21%			3.02%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.12			1.12

(1)
Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and as of December 31, 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis. If 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.13% and 2.29%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.9 million, $1.5 million, and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(4)	Interest amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(6)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

(7)
Excludes average loans of $1.6 million and $5.0 million for 2004 and 2003, respectively, held by CIB — Chicago, which on a consolidated basis are classified as receivables from sale of stock. See Item 8, Note 14 — Stockholders’ Equity of this form 10-K for information on receivables from sale of stock.

(8)	Includes fixed assets and deposits of branches held for sale or sold during 2006.
     Net interest income decreased $7.6 million, or 23.4%, from $32.7 million in 2004 to $25.1 million in 2005. The decrease was mainly due to a $260.4 million decline in the average balance of interest-earning assets partially offset by an 18 basis point increase in the average yield on these assets. Net interest income on a tax-equivalent basis decreased $18.7 million, or 36.4%, from $51.4 million in 2003 to $32.7 million in 2004. The decrease was mainly due to a $223.4 million decline in the average balance of interest-earning assets and a 102 basis point decrease in the average yield on these assets. The decline in interest-earning assets were partially offset by a decline in the average balance of interest-bearing liabilities.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid. Interest income for 2003 is expressed on a tax-equivalent basis.
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31, 2005 Compared to				Year Ended December 31, 2004 Compared to
	Year Ended December 31, 2004 (2)				Year Ended December 31, 2003 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
				(Dollars in thousands)
Interest Income (1)
Securities-taxable	$(5,386)	$6,396	$1,010	6.50%	$3,942	$(2,029)	$1,913	14.04%
Securities-tax-exempt	(1,487)	336	(1,151)	(69.34)	(875)	(876)	(1,751)	(51.33)

Total securities	(6,873)	6,732	(141)	(0.82)	3,067	(2,905)	162	0.95
Commercial	(24,012)	3,532	(20,480)	(75.15)	(12,831)	(5,994)	(18,825)	(40.86)
Commercial real estate	(54,200)	7,313	(46,887)	(60.87)	(33,061)	(8,178)	(41,239)	(34.87)
Consumer	(902)	162	(740)	(33.04)	(907)	(148)	(1,055)	(32.02)

Total loans (including fees)	(79,114)	11,007	(68,107)	(63.94)	(46,799)	(14,320)	(61,119)	(36.46)
Federal funds sold	108	2,297	2,405	127.18	1,348	77	1,425	305.79
Loans held for sale	(1,404)	31	(1,373)	(92.52)	(5,614)	817	(4,797)	(76.37)

Total interest income (1)	(87,283)	20,067	(67,216)	(52.89)	(47,998)	(16,331)	(64,329)	(33.61)

Interest Expense
Interest-bearing demand deposits	(341)	(25)	(366)	(36.82)	171	81	252	33.96
Money market	(2,416)	2,622	206	4.14	(1,276)	(736)	(2,012)	(28.77)
Other savings deposits	(1,882)	(381)	(2,263)	(84.69)	(832)	(822)	(1,654)	(38.23)
Time deposits	(32,978)	4,778	(28,200)	(57.58)	(8,628)	(6,715)	(15,343)	(23.86)

Total deposits	(37,617)	6,994	(30,623)	(53.15)	(10,565)	(8,192)	(18,757)	(24.56)
Borrowings-short-term	(1,178)	(363)	(1,541)	(65.19)	(3,602)	2,517	(1,085)	(31.46)
Borrowings-long-term	(1,048)	533	(515)	(58.39)	(222)	(57)	(279)	(24.03)
Junior subordinated debentures and guaranteed trust preferred securities	—	926	926	16.22	163	349	512	9.85

Total borrowed funds	(2,226)	1,096	(1,130)	(12.62)	(3,661)	2,809	(852)	(8.69)

Total interest expense	(39,843)	8,090	(31,753)	(47.69)	(14,226)	(5,383)	(19,609)	(22.75)

Net interest income (1)	$(47,440)	$11,977	$(35,463)	(58.60)%	$(33,772)	$(10,948)	$(44,720)	(42.49)%

(1)
Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and as of December 31, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

CIB MARINE — CONTINUING OPERATIONS ONLY:

	Year Ended December 31, 2005 Compared to				Year Ended December 31, 2004 Compared to
	Year Ended December 31, 2004 (2)				Year Ended December 31, 2003 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income (1)
Securities-taxable	$3,379	$4,104	$7,483	82.58%	$2,231	$(1,191)	$1,040	12.96%
Securities-tax-exempt	(450)	93	(357)	(41.22)	(631)	(362)	(993)	(53.42)

Total securities	2,929	4,197	7,126	71.78	1,600	(1,553)	47	0.48
Commercial	(10,390)	2,138	(8,252)	(54.93)	(8,049)	(3,729)	(11,778)	(43.95)
Commercial real estate	(15,477)	3,794	(11,683)	(27.93)	(11,632)	(5,158)	(16,790)	(28.64)
Consumer	(513)	153	(360)	(19.35)	(402)	(133)	(535)	(22.34)

Total loans (including fees)	(26,380)	6,085	(20,295)	(34.57)	(20,083)	(9,020)	(29,103)	(33.14)
Federal funds sold	1,475	1,694	3,169	281.19	728	108	836	287.29
Loans held for sale	(18)	(112)	(130)	(61.03)	213	—	213	—

Total interest income (1)	(21,994)	11,864	(10,130)	(14.48)	(17,542)	(10,465)	(28,007)	(28.58)

Interest Expense
Interest-bearing demand deposits	(87)	(39)	(126)	(16.71)	140	84	224	42.26
Money market	(1,463)	2,324	861	19.90	(1,178)	(769)	(1,947)	(31.04)
Other savings deposits	(61)	(31)	(92)	(18.36)	154	(17)	137	37.64
Time deposits	(5,474)	2,093	(3,381)	(14.00)	(4,352)	(3,783)	(8,135)	(25.19)

Total deposits	(7,085)	4,347	(2,738)	(9.21)	(5,236)	(4,485)	(9,721)	(24.64)
Borrowings-short-term	(235)	(295)	(530)	(40.00)	(389)	598	209	18.73
Borrowings-long-term	(142)	(8)	(150)	(29.01)	(292)	1	(291)	(36.01)
Junior subordinated debentures and guaranteed trust preferred securities	—	926	926	16.22	—	512	512	9.85

Total borrowed funds	(377)	623	246	3.26	(681)	1,111	430	6.04

Total interest expense	(7,462)	4,970	(2,492)	(6.68)	(5,917)	(3,374)	(9,291)	(19.95)

Net interest income (1)	$(14,532)	$6,894	$(7,638)	(23.36)%	$(11,625)	$(7,091)	$(18,716)	(36.41)%

(1)
Tax-equivalent basis of 35% for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and as of December 31, 2005, no U.S. federal or state loss carryback potential remains. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     Interest Income
     Total interest income decreased $10.1 million, or 14.5%, from $70.0 million in 2004 to $59.9 million in 2005. The decrease was primarily the result of a $260.4 million decline in average balances partially offset by an 18 basis point increase in the average yields earned on interest-earning assets. The increase in the average yield was primarily due to a rising rate environment. The volume decrease on interest-earning assets was driven by a $428.4 million decrease in average loan balances, mostly commercial and commercial real estate, as CIB Marine continued its focus of improving the overall quality of its credit portfolio. This decrease in loan volume was partially offset by a $105.3 million increase in securities and a $62.8 million increase in federal funds sold. The increase in securities and federal funds sold was the result of excess investment funds as loan volumes declined at a faster pace than deposits.
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
     Interest Expense
     Total interest expense decreased $2.5 million, or 6.7%, from $37.3 million in 2004 to $34.8 million in 2005. This reduction was driven by a $278.1 million decrease in the average balances of interest-bearing liabilities, partially offset by a 52 basis point increase in the average rate paid on these liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $2.7 million, or 9.2%, from $29.7 million in 2004 to $27.0 million in 2005, due to a $268.9 million reduction in average deposit balances, partially offset by a 41 basis point increase in average deposits yields. The decline in the average deposit volume was a result of CIB Marine’s liability and pricing management initiatives in response to reduced interest-earning assets. While CIB Marine offered less competitive market rates, the rising rate environment resulted in an overall increased yield on these deposits. The decline in interest expense on deposits was partially offset by a $0.2 million increase in interest expense on borrowed funds driven primarily due to a higher yield on the variable rate junior subordinated debt.
     Total interest expense decreased $9.3 million, or 20.0%, from $46.6 million in 2003 to $37.3 million in 2004. This reduction was primarily driven by a $205.0 million decrease in the average balances of interest-bearing liabilities and a 23 basis point decline in the average rate paid on these liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $9.7 million, or 24.7%, from $39.4 million in 2003 to $29.7 million in 2004, due to a $188.0 million reduction in average deposit balances and a 37 basis point decrease in average deposit yields. Interest expense on time deposits comprised 83.7% or $8.1 million of the overall reduction of interest expense on deposits during 2004 as compared to 2003. The decrease in time deposit interest expense was primarily due the economic rate environment combined with CIB Marine’s liquidity and risk management initiatives in response to reduced interest-earning assets.
     Net Interest Margin/Net Interest Spread
     CIB Marine’s net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased by 34 basis points in 2005 as compared to 2004. The decrease was primarily due to the change in the mix of average interest-earning assets as higher yielding loans which comprised 69.3% of total average interest-earning assets in 2004 decreased to 48.9% of average interest-earning assets in 2005. During 2005, the investment balances as a percentage of average interest-earning assets increased as loans declined faster than deposits. The net interest margin declined 15 basis points during the same period.
     CIB Marine’s net interest spread decreased by 79 basis points and the net interest margin decreased by 81 basis points in 2004 as compared to 2003 primarily due to a decline in the average yield earned on interest-earning assets. This was the result of the reduction in loans as a percentage of total earning assets, high levels of nonaccrual loans and holding short-term liquid assets in a steep yield curve environment. To reduce liquidity risk, management increased the percentage of short-term liquid assets to total liabilities. Short-term liquid assets include cash and due from banks, federal funds sold, reverse repurchase agreements and investment securities.
     Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a negative $8.7 million during 2005, as compared to a $17.4 million expense during 2004. The decrease in the provision is primarily due to a decline in the amount of loans outstanding and an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine in 2004 and 2005. During 2005, companies included in continuing operations had net recoveries of $4.0 million as compared to $41.5 million in net charge-offs during 2004, and nonaccrual loans for these companies decreased 46.4 % in 2005 as compared to 2004.
     During 2004, the provision for credit losses decreased $33.1 million from $50.5 million in 2003 to $17.4 million in 2004. The decrease is due to a decline in the amount of loans outstanding and actions taken by management to improve the credit quality of the loan portfolio. In 2003, as a result of regular examinations at certain of CIB Marine’s subsidiary banks and deterioration in the credit quality of the loan portfolio, including a significant increase in nonperforming loans, CIB Marine significantly increased its provision for credit losses. Beginning in the last half of 2003, CIB Marine focused its resources on improving the quality of its credit portfolio, liquidity and capital.
     Noninterest Income
     Noninterest income decreased $0.8 million, or 21.3%, from $3.7 million in 2004 to $2.9 million in 2005. The decrease was primarily due to a $0.9 million decrease in loan fees and a $0.5 million decrease in deposit service charges resulting from lower loan and deposit volumes in 2005 as compared to 2004. The decrease in loan and service fees was partially offset by a $0.4 million gain on sale of securities during 2005 as compared to none in 2004.
     Noninterest income decreased $1.4 million, or 28.0%, from $5.1 million in 2003 to $3.7 million in 2004. The decrease was primarily due to a $0.9 million decrease in equity income of limited partnerships and $0.5 million royalty fees received from third parties in 2003 as compared to none in 2004. During the first quarter of 2004, CIB Marine sold its interest in the limited partnerships at a loss of $0.2 million.
     Noninterest Expense
     Total noninterest expense decreased $1.8 million, or 3.3%, from $52.7 million in 2004, to $51.0 million in 2005. The decrease was primarily the result of a $3.1 million decrease in compensation and employee benefits and a $2.1 million decrease in professional services, partially offset by a $2.0 million impairment loss on investment securities and a $0.6 million increase in occupancy and premises expense.
•
Compensation and employee benefits expense is the largest component of noninterest expense and represented 50.4% of total noninterest expense for 2005 compared to 54.6% for 2004. Compensation and employee benefits expense decreased $3.1 million or 10.7% from $28.8 million in 2004 to $25.7 million in 2005. The decrease in compensation and employee benefit expense is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004. Additionally, CIB Marine closed three branches and sold one branch during 2005. The cost savings program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions. The total number of full-time equivalent employees of companies included in continuing operations, decreased from 482 at December 31, 2004 to 359 at December 31, 2005. These reductions were partially offset by $0.8 million of severance expense in 2005 as compared to $0.1 million in 2004 and a $0.3 million increase in CIB Marine’s total contribution to its employee 401(k) plan. During the first quarter of 2004, CIB Marine suspended the matching contribution to the 401(k) plan. In 2005, CIB Marine reinstated and increased the matching contribution to the 401(k) plan.

•
Professional services decreased $2.1 million in 2005 as compared to 2004. The decrease was primarily due to expenses incurred in 2004 related to the special investigation and strategic planning, partially offset by an increase in expenses during 2005 related to legal actions filed against CIB Marine. See Item 3 — Legal Proceedings of this Form 10-K for further discussion of these legal actions. In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate credit and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of these developments. The investigation was completed in the fourth quarter of 2004. Costs associated with this investigation were approximately $2.1 million in 2004. See Item 1 of this Form 10-K for further information on this investigation. Additionally, in early 2004, the Board of Directors also engaged a consulting firm to investigate various strategic alternatives to strengthen the capital position of the company. Professional services costs related to this process during 2004 were approximately $0.9 million.

•
During 2005, CIB Marine recognized $1.9 million in write down and losses on assets as compared to $2.0 million in 2004. The $1.9 million loss recognized during 2005 was mainly due to a $1.7 million loss on the sale of a limited number of commercial real estate and commercial construction loans, a $0.3 million impairment loss on fixed assets of closed facilities and a $0.1 million impairment loss on its equity interest in a small business investment company. These losses were partially offset by a $0.3 million gain on the sale of the fixed assets and deposits of its Sebring, Florida branch. The $2.0 million loss in 2004 is primarily comprised of a $0.6 million loss on loans sold by its mezzanine lending company, a

$0.6 million loss on foreclosed properties, and a $0.7 million market value loss on its unconsolidated interests in two closely held businesses.
•
During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at December 31, 2005. Accordingly, CIB Marine realized a $2.0 million other-than-temporary loss on these certain securities during the first quarter of 2005. See the Securities discussion for further information.

     Total noninterest expense increased $1.4 million, or 2.7%, from $51.3 million in 2003, to $52.7 million in 2004. The increase was primarily the result of an increase in professional services and regulatory assessments, partially offset by a decrease in the recognition of impairment and other losses on goodwill and other assets as compared to 2003 and a decrease in compensation and employee benefits expense.
•
Professional services increased $3.7 million in 2004 as compared to 2003. The increase was driven by $2.1 million of professional fees incurred during 2004 for a special investigation authorized by the Special Review Committee and $0.9 million of professional fees also incurred during 2004 for the review of various strategic alternatives to strengthen the capital position of the company.

•
FDIC and state assessment expenses increased $1.1 million during 2004 as compared to the same period in 2003. The increase was the result certain of CIB Marine’s subsidiary banks being assigned a higher risk assessment classification by the FDIC in 2004 as compared to 2003. The change in risk classification was due to credit issues at certain of these banks as previously noted in the overview discussion.

•
In 2004, CIB Marine recognized $2.0 million in write down and losses on assets as compared to $3.2 million in 2003. The $2.0 million loss in 2004 is primarily comprised of a $0.6 million loss on loans sold by its mezzanine lending company, a $0.6 million loss on foreclosed properties, and a $0.7 million market value loss on its unconsolidated interests in two closely held businesses. The $3.2 million loss recognized in 2003 is mainly due to a $1.2 million loss on foreclosed properties, a $1.2 million market value loss relating to its unconsolidated interest in a closely held information services business and a $0.7 million impairment loss on interests in limited partnerships which were subsequently sold in the first quarter of 2004.

•
Compensation and employee benefits expense is the largest component of noninterest expense and represented 54.6% of total noninterest expense for 2004 compared to 60.5% for 2003. Compensation and employee benefits expense decreased $2.3 million or 7.4% from $31.1 million in 2003 to $28.8 million in 2004. The decrease in compensation and employee benefit expense is primarily due to an overall cost savings program initiated by CIB Marine in June 2004. The program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions. The total number of full-time equivalent employees of companies included in continuing operations decreased from 590 at December 31, 2003 to 482 at December 31, 2004. Additionally, CIB Marine’s total contribution to its employee 401(k) plan and employee stock ownership plan decreased $0.4 million during 2004 as compared to 2003. In 2003, CIB Marine matched employee contributions to the 401(k) plan and contributed to the employee stock ownership plan. During 2004, CIB Marine did not make any contributions to its employee stock ownership plan, and during the first quarter of 2004, CIB Marine suspended the matching contribution to the 401(k) plan.

     Income Taxes
     CIB Marine provides for income taxes currently payable or currently refundable, and for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax (benefit) expense rates from continuing operations for the years ended December 31, 2005 and 2004 were (8.4)% and (15.5)%, respectively. The continuing operations income tax benefit for 2005 consisted primarily of the allocation of taxes, in accordance with the tax sharing agreement from companies included in discontinued operations that would have been payable, had it not been for the losses from continuing operations included in the consolidated returns. The income tax benefit for 2004 resulted from the carryback of a portion of the 2004 net operating loss to collect all remaining recoverable income taxes paid in prior years and the apportionment of taxes between continuing and discontinued operations, similar to 2005. A valuation allowance was provided in 2005 and 2004 to completely offset any net deferred tax benefits, including benefits related to net operating loss and tax credit carryforwards.
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

FINANCIAL CONDITION
Overview
     During 2005, CIB Marine continued its focus on improving its credit quality and winding down its nonbank subsidiaries. At December 31, 2005, CIB Marine had total assets of $1.1 billion, a decrease of $247.5 million, or 17.9% from $1.4 billion at December 31, 2004. The majority of the asset decrease occurred in loans which decreased by $226.4 million. Additionally, cash and federal funds sold decreased by a total of $121.0 million, offset by a $114.4 million increase in securities available for sale, as CIB Marine invested in higher yielding investments.
     In November 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR. The sale resulted in a pretax gain of $0.2 million. CIB Marine is in the process of winding down the remaining affairs of this company.
Federal Funds Sold
     Federal funds sold decreased $103.8 million, from $192.2 at December 31, 2004 to $88.4 million at December 31, 2005. The decrease was mainly due to CIB Marine’s strategy of investing in higher yielding, longer term securities during 2005. At December 31, 2004, CIB Marine was invested in more liquid assets to ensure it could address any potential liquidity issues brought on as a result the deterioration in the credit portfolio during 2003 and 2004.
Securities
     CIB Marine seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assists CIB Marine in meeting various regulatory requirements, and is consistent with its market risk policies. CIB Marine manages the maturity structure of the investment portfolio to provide a stream of cash flows to complement liquidity risk management, market risk management and to promote long-term earnings.
     The carrying value and yield of CIB Marine’s securities are set forth in the following table.
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31 (1)
	2005		2004		2003
		Yield to		Yield to		Yield to
	Amount	Maturity	Amount	Maturity	Amount	Maturity
			(Dollars in thousands)
U.S. Treasuries	$—	—%	$—	—%	$20,070	1.35%
U.S. government agencies	155,867	3.88	194,164	2.17	291,000	2.03
Obligations of states and political subdivisions	27,580	5.07	15,738	4.82	56,816	5.43
Other notes and bonds	350	6.73	350	6.73	1,050	6.27
Asset-backed securities	9,568	3.72	—	—	—	—
Corporate commercial paper	13,033	4.49	12,658	2.48	7,369	1.46
Mortgage-backed securities	263,727	4.36	143,005	3.56	247,736	3.26

Total securities before market value adjustment	470,125	4.23%	365,915	2.84%	624,041	2.81%
Available for sale market value adjustment	(3,435)		(642)		2,184

Total securities available for sale	466,690		365,273		626,225
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,719	3.07	13,751	5.93	11,131	6.40

Total securities	$493,409		$379,024		$637,356

(1)
Yields to maturity are presented on a tax-equivalent basis for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.

CIB MARINE — CONTINUING OPERATIONS ONLY

	Year Ended December 31 (1)
	2005		2004		2003
		Yield to		Yield to		Yield to
	Amount	Maturity	Amount	Maturity	Amount	Maturity
			(Dollars in thousands)
U.S. government agencies	$155,867	3.88%	$194,164	2.17%	$174,119	1.99%
Obligations of states and political subdivisions	27,580	5.07	15,738	4.82	23,507	6.41
Other notes and bonds	350	6.73	350	6.73	550	7.23
Asset-backed securities	9,568	3.72	—	—	—	—
Corporate commercial paper	13,033	4.49	12,658	2.48	5,286	1.40
Mortgage-backed securities	263,727	4.36	143,005	3.56	141,353	3.35

Total securities before market value adjustment	470,125	4.23%	365,915	2.84%	344,815	2.85%
Available for sale market value adjustment	(3,435)		(642)		1,708

Total securities available for sale	466,690		365,273		346,523
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,719	3.07	13,751	5.93	7,231	6.34

Total securities	$493,409		$379,024		$353,754

(1)	Yields to maturity are presented on a tax-equivalent basis for 2003. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, 2005 and 2004 are not presented on a tax-equivalent basis.
     Total securities outstanding at December 31, 2005, were $493.4 million, an increase of $114.4 million, or 30.2%, from $379.0 million at December 31, 2004. The majority of the increase was in mortgage-backed securities which increased $120.7 million. The increase was the result of the investment of excess funds as loan volumes declined at a faster pace than deposits. The ratio of total securities to total assets was 43.3% and 27.4% at December 31, 2005 and 2004, respectively.
     At December 31, 2005, 31.4% of the portfolio consisted of U.S. government agency securities, as compared to 51.1% at December 31, 2004. The decrease in the level of U.S. government agency securities is primarily a result of CIB Marine’s desire to change the portfolio mix based on market and liquidity risk management strategies. Mortgage-backed securities represented 53.1% of the portfolio at December 31, 2005 as compared to 37.7% at December 31, 2004. Obligations of states and political subdivisions of states represented 5.6% of the portfolio at December 31, 2005, as compared to 4.1% at December 31, 2004. Most of these obligations were general obligations of states or political subdivisions of states in which CIB Marine’s subsidiaries are located. Commercial paper accounted for 2.6% of the portfolio at December 31, 2005 and 3.3% of the portfolio in 2004.
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
     As members of the Federal Reserve System and the Federal Home Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions. See also Item 8, Note 25 — Subsequent Events of this Form 10-K for further information. Sales, if any, of these securities would result in no gain or loss.
     During the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supports CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were also used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. As a result of the 2007 sale of securities, CIB Marine determined the full value of these securities at December 31, 2005 would not be fully recovered and accordingly recognized an other-than-temporary impairment loss of $2.0 million on these securities during 2005. Based on its evaluation of the other individual securities in its available for sale portfolio at December 31, 2005, which were not subsequently sold, CIB Marine has determined that it has no other securities in its portfolio which are other-than-temporarily impaired. See the Subsequent Events discussion for further information on the home equity pool purchases, sale of branches and the 2007 sale of certain of its available for sale securities.

     The following table presents the maturities and weighted average yields of securities as of December 31, 2005.

	December 31, 2005
	1 Year and Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
		Yield to		Yield to		Yield to		Yield to		Yield to
	Balance	Maturity	Balance	Maturity	Balance	Maturity	Balance	Maturity	Balance	Maturity
					(Dollars in thousands)
U.S. government agencies	$63,482	3.40%	$89,033	4.17%	$3,352	4.95%	$—	—%	$155,867	3.88%
Obligations of states and political subdivisions	1,788	3.34	2,138	5.15	10,054	5.10	13,600	5.27	27,580	5.07
Other notes and bonds	—	—	350	6.73	—	—	—	—	350	6.73
Asset-backed securities	5,000	4.38	—	—	667	4.54	3,901	2.73	9,568	3.72
Commercial paper	13,033	4.49	—	—	—	—	—	—	13,033	4.49
Mortgage-backed securities	20	6.03	12,765	4.47	38,235	3.99	212,707	4.42	263,727	4.36

Total securities before market value adjustment	$83,323	3.63%	$104,286	4.24%	$52,308	4.27%	$230,208	4.44%	$470,125	4.23%

Available for sale market value adjustment									(3,435)

Total securities available for sale									466,690
Federal Home Loan Bank and Federal Reserve Bank stock at cost	—	—	—	—	—	—	26,719	3.07	26,719	3.07

Total securities									$493,409

Loans
     General. CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, residential real estate loans, and various types of consumer loans. CIB Marine’s underwriting standards, as contained within its loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows and the secondary source should be the liquidation and disposition of collateral. Under the current policies of CIB Marine, exceptions to this policy are permitted with the approval of the Executive Loan Committee, the Chief Credit Officer or certain credit administration officers to the level of credit authority. Exceptions to the policy have, in the past, been approved by the loan committees of individual banks.
     Loans, net of the allowance for loan losses, were $490.7 million at December 31, 2005, a decrease of $226.4 million, or 31.6%, from $717.1 million at December 31, 2004, and represented 43.1% and 51.7% of CIB Marine’s total assets at December 31, 2005 and December 31, 2004, respectively. The decrease was mainly due to CIB Marine’s continued focus during 2005 on improving the asset quality of the portfolio. Additionally, during 2005 CIB Marine sold commercial and commercial real estate loans which had a balance of $28.2 million at December 31, 2004. These loans were sold as part of a loan work-out strategy. The majority of the decrease in loans occurred in the commercial and commercial real estate balances which decreased $124.5 million and $81.1 million, respectively, from December 31, 2004 to December 31, 2005.
     The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2005		2004		2003		2002		2001
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$69,048	13.4%	$193,574	25.9%	$708,252	29.9%	$928,992	34.3%	$913,962	38.2%
Factored receivables	—	—	—	—	11,447	0.5	6,780	0.2	N/A	N/A
Commercial real estate	323,384	62.6	404,503	54.1	1,184,542	50.1	1,157,136	42.7	975,904	40.8
Commercial real estate construction	89,313	17.3	109,676	14.7	363,822	15.4	513,804	18.9	394,081	16.5
Residential real estate	19,925	3.9	31,027	4.1	85,893	3.6	91,577	3.4	92,022	3.9
Home equity loans	12,603	2.4	7,701	1.0	12,272	0.5	15,100	0.6	12,728	0.5
Consumer loans	2,179	0.4	2,124	0.3	3,554	0.2	6,032	0.2	8,469	0.4
Receivables from sale of stock	(202)	(0.0)	(946)	(0.1)	(5,208)	(0.2)	(7,937)	(0.3)	(7,437)	(0.3)

Gross loans	516,250	100.0%	747,659	100.0%	2,364,574	100.0%	2,711,484	100.0%	2,389,729	100.0%

Deferred loan fees	(706)		(1,044)		(4,533)		(7,478)		(7,684)

Total loans	515,544		746,615		2,360,041		2,704,006		2,382,045
Allowance for loan losses	(24,882)		(29,551)		(109,872)		(65,122)		(35,855)

Net loans	$490,662		$717,064		$2,250,169		$2,638,884		$2,346,190

CIB MARINE — CONTINUING OPERATIONS ONLY:

	December 31,
	2005		2004		2003		2002		2001
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$69,048	13.4%	$193,574	25.9%	$416,323	33.8%	$556,754	39.6%	$530,226	45.0%
Commercial real estate	323,384	62.6	404,503	54.1	537,791	43.6	508,474	36.2	396,050	33.6
Commercial real estate construction	89,313	17.3	109,676	14.7	205,359	16.6	263,625	18.7	174,856	14.8
Residential real estate	19,925	3.9	31,027	4.1	63,120	5.1	60,469	4.3	55,607	4.7
Home equity loans	12,603	2.4	7,701	1.0	9,876	0.8	10,478	0.8	14,103	1.2
Consumer loans	2,179	0.4	2,124	0.3	3,030	0.2	5,389	0.4	7,824	0.7
Receivables from sale of stock	(202)	(0.0)	(946)	(0.1)	(1,530)	(0.1)	—	—	—	—

Gross loans	516,250	100.0%	747,659	100.0%	1,233,969	100.0%	1,405,189	100.0%	1,178,666	100.0%

Deferred loan fees	(706)		(1,044)		(2,557)		(4,225)		(5,591)

Total loans	515,544		746,615		1,231,412		1,400,964		1,173,075
Allowance for loan losses	(24,882)		(29,551)		(54,382)		(31,756)		(18,109)

Net loans	$490,662		$717,064		$1,177,030		$1,369,208		$1,154,966

     Commercial Loans. At December 31, 2005, commercial loans totaled $69.0 million, a decrease of $124.5 million, or 64.3%, from the prior year-end and represented 13.4% of gross loans. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Commercial loans generally have floating interest rates.
     Commercial Real Estate Loans. At December 31, 2005, commercial real estate loans decreased $81.1 million, or 20.1%, from the prior year end and represented 62.6% of gross loans. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates. CIB Marine’s underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.
     Commercial Real Estate Construction Loans. At December 31, 2005, commercial real estate construction loans totaled $89.3 million, a decrease of $20.4 million, or 18.6%, over the prior year end and represented 17.3% of gross loans. Commercial real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Prior to approving construction financing CIB Marine generally requires that permanent financing for the project has been approved by CIB Marine or a nonaffiliated third party or there is a significant number of pre-sold units or pre-leased units (depending on project type) to evidence the economic viability of the project. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable rates.
     Residential Real Estate Loans. At December 31, 2005, residential mortgage loans, which are not held for sale totaled $19.9 million and represented 3.9% of gross loans, as compared to $31.0 million and 4.1%, respectively, at December 31, 2004.
     Home Equity and Consumer Loans. CIB Marine also offers a variety of other types of consumer loans, including installment, home equity, and credit card loans. These consumer loans totaled $14.8 million at December 31, 2005 and represented 2.8% of gross loans, as compared to $9.8 million and 1.3%, respectively, at December 31, 2004.
     Leveraged Financing. CIB Marine has also provided leveraged financing, including mezzanine loans, to certain of its borrowers through CIB Marine Capital. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are generally commercial, commercial real estate or commercial construction loans. Mezzanine loans are, by their nature, inherently riskier than senior debt position loans. These loans are typically secured by a junior position on some or all of the assets of the borrower. CIB Marine may have also required other credit enhancements, such as personal and corporate guarantees, on these borrowings. The additional inherent risk on these loans is taken into consideration in establishing the allowance for loan losses relative to these loans which was $0.3 million at December 31, 2005. During the fourth quarter of 2003, CIB Marine Capital ceased to offer new loans and began the winding down of its affairs, including the sale and collection of outstanding loans. CIB Marine does not expect the mezzanine loan portfolio will represent a significant portion of the total loan portfolio in the future. At December 31, 2005 and 2004, CIB Marine Capital had approximately $0.7 million and $3.4 million, respectively, in mezzanine loans outstanding which are included in the applicable loan categories.
     Receivables from Sale of Stock. CIB Marine’s subsidiary banks have made loans to borrowers to purchase CIB Marine stock in private placement offerings from CIB Marine, or from other shareholders. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock that are not sufficiently collateralized by assets other than CIB Marine stock are accounted for as a reduction of stockholders’ equity unless the loan has been repaid prior to the issuance of the financial statements. Such loans are recorded as receivables from sale of stock (a contra-equity account) and totaled $0.2 million at December 31, 2005 and $0.9 million at December 31, 2004. Interest earned on these loans was $0.03 million in 2005, $0.2 million in 2004, and $0.3 million in 2003, and is included in “interest and dividend income-loans” and “discontinued operations” as appropriate.
     Loan Maturities. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2005. Maturities are based upon contractual terms of the underlying loans.

	1 year	1 to 5	Over
	and less	years	5 years	Total
		(Dollars in thousands)
Commercial	$45,029	$22,923	$1,096	$69,048
Commercial real estate	101,435	132,852	89,097	323,384
Commercial real estate construction	70,582	18,387	344	89,313
Residential real estate	6,215	4,226	9,484	19,925
Home equity loans	2,169	10,354	80	12,603
Consumer loans	1,327	561	291	2,179
Loans to Purchase stock	(202)	—	—	(202)

Total gross loans	$226,555	$189,303	$100,392	$516,250

Sensitivity to changes in interest rates
Fixed rates	62,612	109,735	50,483	222,830
Variable rates	163,943	79,568	49,909	293,420

Total gross loans	$226,555	$189,303	$100,392	$516,250

Credit Concentrations
     At December 31, 2005, CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At December 31, 2005, the total outstanding commitments on the borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, was 25.1% of equity and 3.9% of total loans, and the principal drawn and outstanding on loans in this one borrowing relationship was $12.6 million. As of December 31, 2005 all loans within this borrowing relationship were current. At December 31, 2004, CIB Marine also had one borrowing relationship that exceeded 25% of stockholders equity. At December 31, 2004, the total outstanding commitments on this borrowing relationship to a commercial general contractor, including lines of credit not fully drawn, were 33.4% of equity and 4.2% of total loans, and the principal drawn and outstanding was $30.8 million.
     At December 31, 2005, CIB Marine also had credit relationships within seven industries or industry groups with loans outstanding in that industry or industry group that exceeded 25% of its stockholders’ equity:

			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$181.8	35%	230%
Residential Real Estate Developers	73.2	14	93
Motel and Hotel	50.4	10	64
Nursing/Convalescent Homes	35.4	7	45
Retail Trade	25.4	5	32
Manufacturing	24.6	5	31
Health Care Facilities	22.9	4	29

Credit Procedures and Review
     In order to manage credit risk and the growth of the loan portfolio, CIB Marine developed, implemented and periodically updates various policies and procedures, including a comprehensive loan policy, and established a signature approval and committee structure. The loan policy establishes underwriting standards, a loan approval process, loan officer lending limits, loan pricing guidelines, a credit rating system, delinquency monitoring procedures, and credit collection procedures. The loan underwriting, approval and review processes are designed to protect asset quality by assuring that credit requests are independently reviewed on at least two different levels, and to promote uniform lending standards among CIB Marine and its subsidiaries.
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
     Loan Approval. The approval process for a loan depends upon the size of the borrowing relationship. Depending on the size, new loans and modifications or renewals of existing loans are approved either under a signature authority matrix or by the Executive Loan Committee, as created by the Board of Directors. In general, loans are approved under a sponsor/approver system (signature matrix) under which the Executive Loan Committee has granted pre-approved limits for individual lenders and credit department staff. The line personnel sponsor the credit and the credit department personnel approve the credit up to their assigned authority. The Executive Loan Committee reviews and approves all loans, renewals or modifications of existing loans to a borrower, or a related group of borrowers, which are individually or in the aggregate, including existing credits to such a borrower, or related group of borrowers, $7.5 million or greater. This threshold was further reduced to $2.5 million in the fourth quarter of 2005. In April 2004, the Board reaffirmed its commitment to limiting credit relationships to no more than $25.0 million except under certain circumstances. In 2005, the company further determined to target a lower exposure of $15.0 million per relationship except under certain circumstances. In 2005, CIB Marine’s President and CEO and the Chief Credit Officer of CIB Marine continued to hold veto authority over any loan. CIB Marine believes that these procedures have strengthened its underwriting process and provide additional controls to monitor and evaluate credit concentrations.
     Loan Review. CIB Marine’s loan review function is responsible for assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards and promptly identifying loans with potential credit exposure. Loan reviews are conducted on a regular basis at least annually or more frequently if warranted and included a comprehensive assessment of collateral and debt service ability. These analyses also include an evaluation of geographic, industry and other credit risks. In general all loans over $0.25 million are reviewed on an annual basis or more frequently when management believes additional reviews are necessary. CIB Marine has engaged outside vendors to perform the loan reviews.
     Loans with identified weaknesses are monitored on an on-going basis by management and the applicable subsidiary’s Board of Directors. CIB Marine has in place a loan grade certification program requiring a periodic assessment and certification by individual lenders of portfolio risk ratings.
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. At December 31, 2005, the allowance for loan losses was $24.9 million, or 4.8% of total loans, compared to $29.6 million, or 4.0% of total loans, at December 31, 2004. Total charge-offs for 2005 were $3.9 million, while recoveries were $7.9 million. This compares to loan charge-offs of $45.4 million in 2004, and recoveries of $3.8 million. The decrease in the allowance was primarily due to a decrease in the amount of loans outstanding and a decrease in the amount of nonperforming loans at December 31, 2005 as compared to December 31, 2004. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters of this Form 10-K.
     In 2005, CIB Marine had net recoveries of $4.0 million. The majority of the net recoveries resulted from the sales of certain loans during the third quarter of 2005 as part of the loan work-out strategies. The sales of these certain loans resulted in a $4.5 million recovery of amounts charged-off in prior periods.
     The following table summarizes changes in the allowance for loan losses for each of the periods indicated.
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Balance at beginning of year	$29,551	$109,872	$65,122	$35,855	$23,988
Loans charged-off:
Commercial:
Commercial	(1,380)	(53,848)	(31,011)	(14,443)	(1,893)
Factored receivables	—	—	(95)	—	—
Commercial real estate:
Commercial real estate	(1,945)	(21,432)	(18,115)	(2,752)	(660)
Commercial real estate construction	(524)	(4,487)	(53,668)	—	(100)
Consumer:
Residential real estate	(49)	(95)	(153)	(79)	(74)
Home equity	—	—	—	(70)	—
Consumer	(13)	(117)	(97)	(155)	(272)

Total charged-off	(3,911)	(79,979)	(103,139)	(17,499)	(2,999)
Recoveries of loans charged-off:
Commercial:
Commercial	6,017	4,382	1,830	757	357
Factored receivables	—	—	4	—	—
Commercial real estate:
Commercial real estate	1,769	3,796	155	294	39
Commercial real estate construction	89	113	—	—	—
Consumer:
Residential real estate	23	215	3	20	16
Home equity	—	—	—	6	—
Consumer	13	48	51	57	59

Total recoveries	7,911	8,554	2,043	1,134	471

Net loans recovered (charged-off)	4,000	(71,425)	(101,096)	(16,365)	(2,528)
Allowance acquired	—	—	—	122	—
Allowance on loans sold	—	(38,842)	—	—	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	5,000	—	—	—
Provision for loan losses	(8,669)	24,946	145,846	45,510	14,395

Balance at end of year	$24,882	$29,551	$109,872	$65,122	$35,855

Ratios
Allowance for loan losses to total loans	4.83%	3.96%	4.66%	2.41%	1.51%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	59.06	47.08	70.72	134.09	93.16
Net charge-offs (recoveries) to average loan types:
Commercial	(4.06)	9.36	3.83	1.70	0.21
Commercial real estate	0.13	1.71	3.90	0.14	0.06
Consumer	0.11	(0.14)	0.36	0.36	0.39
Total loans	(0.67)	3.85	3.81	0.64	0.12
Ratio of recoveries to loans charged-off	202.28	10.70	1.98	6.48	15.71
Total loans	$515,544	$746,615	$2,360,041	$2,704,006	$2,382,045
Average total loans	594,714	1,855,581	2,651,680	2,573,894	2,082,775
Provision for credit losses — total company
Provision for loan loss-continuing operations	$(8,669)	$16,707	$50,506	$19,074	$6,768
Provision for loan loss-discontinued operations	—	8,239	95,340	26,436	7,627
Provision for losses on unfunded commitments and standby letters of credit-continuing operations	—	725	—	—	—
Provision for losses on unfunded commitments and standby letters of credit-discontinued operations	—	(1,900)	14,747	1,000	—

Total provision for credit losses	$(8,669)	$23,771	$160,593	$46,510	$14,395

CIB MARINE — CONTINUING OPERATIONS ONLY:

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Balance at beginning of year	$29,551	$54,382	$31,756	$18,109	$12,768
Loans charged-off:
Commercial:
Commercial	(1,380)	(31,515)	(11,115)	(4,061)	(778)
Commercial real estate:
Commercial real estate	(1,945)	(10,126)	(4,340)	(1,679)	(561)
Commercial real estate construction	(524)	(3,665)	(13,676)	—	(14)
Consumer:
Residential real estate	(49)	—	(6)	(79)	(74)
Home equity	—	—	—	(70)	—
Consumer	(13)	(73)	(33)	(147)	(266)

Total charged-off	(3,911)	(45,379)	(29,170)	(6,036)	(1,693)

Recoveries of loans charged-off:
Commercial:
Commercial	6,017	1,995	1,124	530	164
Commercial real estate:
Commercial real estate	1,769	1,806	116	—	34
Commercial real estate construction	89	—	—	—	—
Consumer:
Residential real estate	23	—	(1)	20	16
Home equity	—	—	—	6	—
Consumer	13	40	51	53	52

Total recoveries	7,911	3,841	1,290	609	266

Net loans recovered (charged-off)	4,000	(41,538)	(27,880)	(5,427)	(1,427)
Allowance acquired	—	—	—	—	—
Allowance on loans sold	—	—	—	—	—
Provision for loan losses	(8,669)	16,707	50,506	19,074	6,768

Balance at end of year	$24,882	$29,551	$54,382	$31,756	$18,109

Ratios
Allowance for loan losses to total loans	4.83%	3.96%	4.42%	2.27%	1.54%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	59.06	47.08	96.85	136.12	110.02
Net charge-offs (recoveries) to average loans:
Commercial	(4.06)	10.00	2.25	0.72	0.15
Commercial real estate	0.13	1.72	2.02	0.24	0.09
Consumer	0.11	0.10	(0.03)	0.27	0.39
Total loans	(0.67)	4.06	2.04	0.42	0.13
Ratio of recoveries to loans charged-off	202.28	8.46	4.42	10.06	15.71
Total loans	$515,544	$746,615	$1,231,412	$1,400,964	$1,173,075
Average total loans	594,714	1,023,092	1,366,902	1,287,133	1,066,812
     The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan as of the dates indicated.
TOTAL COMPANY — CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2005		2004		2003		2002		2001
		% of Loans in		% of Loans in		% of Loans in		% of Loans in		% of Loans in
	Allowance	each	Allowance	each	Allowance	each	Allowance	each	Allowance	each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
					(Dollars in thousands)
Commercial	$4,165	6.03%	$10,080	5.22%	$48,504	6.85%	$25,937	2.79%	$16,631	1.82%
Factored receivables	—	—	—	—	355	3.10	237	3.50	—	—
Commercial real estate	17,721	5.48	16,211	4.02	48,813	4.12	22,658	1.96	11,918	1.22
Commercial real estate construction	2,193	2.45	2,258	2.07	9,456	2.60	11,012	2.14	3,981	1.01
Residential real estate	433	2.17	871	2.82	2,027	2.36	3,802	4.15	1,541	1.67
Home equity loans	292	2.32	83	1.10	104	0.85	225	1.49	213	1.67
Consumer loans	78	3.58	48	2.26	47	1.32	160	2.65	232	2.74
Unallocated	—	—	—	—	566	—	1,091	—	1,339	—

Total allowance	$24,882	4.83%	$29,551	3.96%	$109,872	4.66%	$65,122	2.41%	$35,855	1.51%

CIB MARINE – CONTINUING OPERATIONS ONLY:

	December 31,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	each	Allowance	each	Allowance	each	Allowance	each	Allowance	each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
	(Dollars in thousands)
Commercial	$4,165	6.03%	$10,080	5.22%	$28,450	6.83%	$15,650	2.81%	$9,390	1.77%
Commercial real estate	17,721	5.48	16,211	4.02	19,858	3.69	9,210	1.81	4,060	1.03
Commercial real estate construction	2,193	2.45	2,258	2.07	4,098	2.00	3,436	1.30	1,694	0.97
Residential real estate	433	2.17	871	2.82	1,722	2.73	1,366	2.26	945	1.70
Home equity loans	292	2.32	83	1.10	88	0.89	139	1.33	170	1.21
Consumer loans	78	3.58	48	2.26	43	1.42	148	2.75	224	2.86
Unallocated	—	—	—	—	123	—	1,806	—	1,617	—

Total allowance	$24,882	4.83%	$29,551	3.96%	$54,382	4.42%	$31,755	2.27%	$18,100	1.54%

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
TOTAL COMPANY – CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$6,426	$25,431	$58,161	$17,329	$20,026
Commercial real estate	21,148	23,020	77,960	15,507	15,678
Commercial real estate construction	1,149	5,399	13,310	5,221	—
Residential real estate	379	477	2,622	756	610
Home equity loans	—	—	—	100	220
Consumer loans	3	—	11	45	110

Total nonaccrual loans	29,105	54,327	152,064	38,958	36,644
Foreclosed property	2,931	3,038	40,715	3,678	3,168
Restructured loans	1,486	1,536	2,946	3,210	309

Total nonperforming assets	$33,522	$58,901	$195,725	$45,846	$40,121

Loans 90 days or more past due and still accruing
Commercial	$589	$1,009	$—	$3,022	$758
Commercial real estate	2,962	5,902	352	2,292	195
Commercial real estate construction	7,991	—	—	—	152
Residential real estate	—	—	—	1,076	408
Home equity loans	—	—	—	—	—
Consumer loans	—	—	7	6	22

Total loans 90 days or more past due and still accruing	$11,542	$6,911	$359	$6,396	$1,535

Allowance for loan losses	$24,882	$29,551	$109,872	$65,122	$35,855
Loans at end of period	$515,544	$746,615	$2,360,041	$2,704,006	$2,382,045

Ratios
Nonaccrual loans to total loans	5.65%	7.28%	6.44%	1.44%	1.54%
Foreclosed properties to total assets	0.26	0.22	1.28	0.10	0.11
Nonperforming assets to total assets	2.94	4.25	6.14	1.26	1.36
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.17	8.41	6.58	1.80	1.62
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	3.96	4.75	6.15	1.43	1.42

CIB MARINE – CONTINUING OPERATIONS ONLY (1) :

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$6,426	$25,431	$34,156	$11,852	$7,476
Commercial real estate	21,148	23,020	16,099	3,263	6,430
Commercial real estate construction	1,149	5,399	189	—	—
Residential real estate	379	477	2,397	653	610
Home equity loans	—	—	—	—	5
Consumer loans	3	—	10	45	110

Total nonaccrual loans	29,105	54,327	52,851	15,813	14,631
Foreclosed property	2,931	2,938	3,027	2,928	1,810
Restructured loans	1,486	1,536	2,939	3,200	294

Total nonperforming assets	$33,522	$58,801	$58,817	$21,941	$16,735

Loans 90 days or more past due and still accruing
Commercial	$589	$1,009	$—	$943	$758
Commercial real estate	2,962	5,902	352	2,292	195
Commercial real estate construction	7,991	—	—	—	152
Residential real estate	—	—	—	1,076	408
Home equity loans	—	—	—	—	—
Consumer loans	—	—	7	6	22

Total loans 90 days or more past due and still accruing	$11,542	$6,911	$359	$4,317	$1,535

Allowance for loan losses	$24,882	$29,551	$54,382	$31,756	$18,109
Loans at end of period	$515,544	$746,615	$1,227,734	$1,400,964	$1,173,075

Ratios
Nonaccrual loans to total loans	5.65%	7.28%	4.29%	1.13%	1.23%
Foreclosed properties to total assets	0.26	0.21	0.18	0.17	0.12
Nonperforming assets to total assets	2.96	4.29	3.45	1.25	1.12
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.17	8.41	4.56	1.67	1.39
Nonperforming assets and 90 days or more past due and still accruing loans to total assets	3.98	4.79	3.47	1.50	1.22

(1)	For comparative purposes, all periods presented exclude the assets of all companies held for disposal at December 31, 2005 and companies that were sold during prior periods.
     As a result of payments, the sale of a limited amount of loans which were classified as nonaccrual at December 31, 2004, and charge-offs, nonaccrual loans decreased $25.2 million, or 46.4%, from $54.3 million at December 31, 2004 to $29.1 million at December 31, 2005, and the ratio of nonaccrual loans to total loans decreased from 7.28% at December 31, 2004 to 5.65% at December 31, 2005. During 2005, CIB Marine sold a limited amount of loans as part of a loan work-out strategy. Included in these certain loan sales was approximately $14.0 million of loans classified as nonaccrual at December 31, 2004. Foregone interest on nonaccrual loans reduced interest income by $2.7 million in 2005, $8.9 million in 2004 and $10.7 million in 2003.
     At December 31, 2005, CIB Marine had six borrowing relationships (loans to one borrower or a group of borrowers) that were classified as nonaccrual and exceeded $1.0 million. These six borrowing relationships accounted for $23.3 million, or 79.93%, of nonaccrual loans as of December 31, 2005 and consisted of the following:
•
Commercial real estate loans to a borrower totaling $10.8 million secured by first mortgages on two commercial properties. At December 31, 2005, specific reserves of $5.3 million were allocated to this borrowing relationship. In the fourth quarter 2006, $0.2 million was charged-off resulting in a non-accrual balance of $10.6 million at December 31, 2006 with allocated specific reserves of $5.0 million. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•
Commercial real estate loans to related borrowers in the total amount of $4.2 million and secured by first mortgages on two commercial properties and two developments. As of December 31, 2005, specific reserves of $0.4 million were allocated to this relationship and $0.4 million was charged-off. In 2006, this borrowing relationship was paid-down by $3.3 million, and at December 31, 2006, $0.9 million remained on nonaccrual. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•
Commercial real estate loans to related borrowers totaling $2.7 million and secured by business assets and second mortgages on two office buildings. CIB Marine charged-off $0.8 million of loans related to this relationship. During 2006, a settlement was reached and the remaining balance was paid in full.

•
Commercial real estate loans totaling $2.3 million to a borrower secured by first mortgages on three commercial warehouse properties. During 2006, these loans were paid down by $0.3 million and as of December 31, 2006, loans totaling $2.0 million to this borrower were classified as nonaccrual. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•
Commercial and commercial real estate loans totaling $2.0 million to related borrowers secured by business assets and first mortgages on three commercial properties. At December 31, 2005, specific reserves of $0.9 million were allocated to this relationship. As of December 31, 2006, $2.0 million remained on nonaccrual, with allocated specific reserves of $0.9 million. While CIB Marine believes that the value of the collateral securing the obligation approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

•
Commercial and commercial real estate loans totaling $1.3 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties. CIB Marine charged-off a total of $4.4 million with respect to this borrowing relationship. During 2006, these loans were paid down by $0.3 million and as of December 31, 2006, $1.1 million remained classified as nonaccrual. While CIB Marine believes the collateral securing the obligations approximates the net book value of the loan, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to this relationship.

     Foreclosed properties were $2.9 million at December 31, 2005 and consisted of five commercial properties. At December 31, 2004, foreclosed properties were $2.9 million and consisted of four commercial properties. All foreclosed properties were held for sale. During 2005, CIB Marine acquired three commercial properties with combined carrying value of $1.2 million at December 31, 2005 and sold two commercial properties which had a $1.2 million carrying value at December 31, 2004.
     At December 31, 2005, $2.7 million or 91.2% of foreclosed properties consisted of the following:
•
A vacant commercial parcel located in Illinois which had a carrying value of $0.9 million at December 31, 2005. The property was acquired through a deed in lieu of foreclosure in 2002. In March 2006, this property was sold and a $0.3 million loss was recognized on the sale.

•
An industrial building located in Wisconsin which had a balance of $0.8 million at December 31, 2004. The property was acquired through foreclosure proceedings in 2003. During the second quarter of 2006, CIB Marine sold this property at no gain or loss.

•
A commercial property located in Illinois which was acquired during the second quarter of 2005 and had a carrying value of $1.0 million at December 31, 2005. During 2005, CIB Marine recognized impairment losses of $0.1 million related to this property, and during the first quarter of 2006, CIB Marine sold this property. An additional $0.1 million loss was recognized on the sale.

     Restructured loans were $1.5 million at both December 31, 2005 and 2004. The balance at both December 31, 2005 and 2004 was due to one commercial real estate loan with a balance of $1.5 million. Interest income recognized on this loan during 2005 was $0.1 million. There were no specific reserves allocated to this loan at either December 31, 2005 or 2004. The note matured on March 1, 2006 and CIB Marine has engaged counsel to commence litigation proceedings. At both March 31, 2007 and December 31, 2006, the loan had a balance of $1.4 million and was classified as 90 days or more past due and still accruing, with no allocated specific reserves. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $11.5 million in loans that were 90 days or more past due and still accruing at December 31, 2005 compared to $6.9 million at December 31, 2004. Two borrowing relationships within this category had balances in excess of $1.0 million and accounted for $10.l million or 88.2% of the total loans 90 days or more past due and still accruing at December 31, 2005. The loans within these two borrowing relationships were secured by a first mortgage on a commercial building and first mortgages on various commercial properties, stock and assignment of business assets. During 2006, one of the two borrowing relationships, which had a balance of $1.4 million at December 31, 2005, was paid in full. The second borrowing relationship, which had a balance of $8.7 million at December 31, 2005, had a balance remaining of $6.6 million at December 31, 2006. The loans within this second borrowing relationship were current in accordance with the contract as of December 31, 2006. Accrued interest on loans 90 days or more past due and still accruing was $0.1 million at both December 31, 2005 and 2004.

Regulatory Matters
     In May 2004, CIB – Chicago, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana entered into Cease and Desist Orders with banking regulators. CIB Marine sold CIB – Chicago in November 2004 and merged CIB – Indiana into Marine – Wisconsin in 2006. During the period in which the Orders were in effect, the banks agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank’s total assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations (“Part 325”). Also, unless prior written consent was received from the regulators, the bank agreed to restrict its asset and loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. The Orders and Agreements imposed certain restrictions and reporting requirements on CIB Marine and such subsidiary banks and required various actions to be taken. The items included, among others:
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
     These regulatory Orders and Agreements were filed with the SEC on June 1, 2004. In August 2004, Citrus Bank entered into a Written Agreement with the OCC, the provisions of which are similar to the Cease and Desist Orders. The Written Agreement was filed with the SEC on August 23, 2004. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana were terminated and replaced with Memoranda of Understanding, which were entered into in March 2005, as a result of improvements at the banks. The terms of the Memoranda provided that the banks agree to maintain minimum capital levels, correct loan administration deficiencies, reduce credit concentrations in problem credits and restricted the payment of cash dividends without prior regulatory approval. In September 2006, the Written Agreement entered into by Citrus Bank with the Office of the Comptroller of the Currency in August 2004 was terminated as a result of improvements at that bank. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. The Memorandum provided that Central Illinois Bank will (a) develop a plan to lower the bank’s risk position in loans classified as “substandard”; (b) develop and implement a plan to improve earnings; (c) maintain minimum Tier 1 capital level of 8%, and (d) obtain regulatory approval prior to purchasing any loan pools in excess of $3 million.
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
Companies Held For Disposal
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the common stock of Canron, a steel fabrication and erection company, in October 2002 as a result of loan collection activities from a borrower pursuant to a Settlement Order entered in the Bankruptcy Court. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence the liquidation of Canron’s assets. During 2003, Canron sold the Western Canada, Western United States and Mexico operations of the company, and sold or closed certain of its other facilities. During 2004, Canron sold certain of its properties and substantially all of its equipment for $7.3 million. Substantially all of the proceeds were used to reduce secured debt to CIB Marine. In 2005, Canron sold its remaining facility and a portion of the proceeds, $2.6 million, was used to pay off the remaining balance of its debt to CIB Marine. In August 2005, Canron authorized and began liquidation distribution to its shareholders. During 2005, Canron paid $2.1 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $2.6 million to CIB Marine. The consolidated net income attributable to CIB Construction for 2005 was $1.8 million and was mainly due to a $2.7 million recovery of impairment losses recognized in prior periods. The consolidated net income attributable to CIB Construction during 2004 was $3.9 million, mainly due to gains on sales of certain properties and equipment and the settlement of a subordinated debt position at a discount. The consolidated net loss attributable to CIB Construction for 2003 was $5.9 million including $4.7 million of impairment losses recorded. The current book value represents the estimated net liquidation value.

     The following table summarizes the composition of CIB Construction’s consolidated balance sheets. The balance sheets reflect current expectations of liquidation values:

	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$626	$881
Accounts receivable	1,572	2,194
Other current assets	2,967	3,547

Current assets	5,165	6,622
Property and equipment, net	—	7,075

Total assets	$5,165	$13,697

Liabilities and Stockholder’s Equity:
Current portion of loans payable to CIB Marine and its affiliates	$—	$2,700
Income tax payable	3,106	2,311
Other liabilities	2,055	5,211

Current liabilities	5,161	10,222
Stockholder’s equity	4	3,475

Total liabilities and stockholder’s equity	$5,165	$13,697

     CIB Construction and its subsidiary are classified as companies held for disposal and their gross assets and liabilities are reported separately on the consolidated balance sheet as assets and liabilities of companies held for disposal. Intercompany loan and cash balances and interest income and expense between CIB Construction and its subsidiaries and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The consolidated net income or loss associated with CIB Construction is presented as discontinued operations in CIB Marine’s statement of operations.
     MICR
     In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB – Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The principal business of this manufacturer, which operates under the name Maverick International, is the design, development, assembly, distribution and servicing of magnetic ink character recognition check encoders and related embedded software for small and medium-sized financial institutions, as well as to large retailers and independent remittance processors. At the time MICR was acquired, it was valued at fair value based on an independent appraisal. Due to the regulatory requirement to sell or dispose of MICR, its assets and liabilities are classified as companies held for disposal. Excluding impairment losses, the net income for MICR was $1.5 million, $0.9 million and $0.7 million for the periods ended December 31, 2005, 2004, and 2003, respectively and is included in discontinued operations on the consolidated statement of operations. In 2003, CIB Marine obtained updated valuation information and as a result recognized an impairment loss of $2.0 million on its investment in MICR. In the first quarter of 2004, an additional impairment loss of $1.9 million was recognized. During the fourth quarter of 2005, CIB Marine sold substantially all the assets and operations of MICR. The sale resulted in a pretax gain of $0.2 million.
     The following table summarizes the composition of MICR’s balance sheet:

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$273	$288
Accounts receivable	—	765
Inventory	—	1,121
Other current assets	200	28
Accrued income tax receivable	122	—
Property and equipment, net	—	269
Goodwill, net	—	235

Total assets	$595	$2,706

Liabilities and stockholder’s equity:
Accrued income tax payable	$—	$404
Other liabilities	491	460
Stockholder’s equity	104	1,842

Total liabilities and stockholder’s equity	$595	$2,706

     MSI
     During the third quarter of 2004, CIB Marine sold to unrelated parties substantially all of the assets and operations of MSI, a mortgage origination and mortgage brokerage services company. The sale of the operations was accomplished through two separate transactions and resulted in a combined net pretax loss of $0.7 million on the sales, which is included in income (loss) from discontinued operations on the consolidated statement of operations. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.
     The following table summarizes the composition of MSI’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$24	$341
Loans held for sale	—	53
Net loans	105	—
Property and equipment, net	—	35
Accrued income tax receivable	633	621
Other assets	44	379

Total assets	$806	$1,429

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$829	$303
Other liabilities	1,072	2,057

Total liabilities	1,901	2,360
Stockholder’s equity	(1,095)	(931)

Total liabilities and stockholder’s equity	$806	$1,429

     During the first quarter of 2004, based on the expected fair value of this subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss and the $0.7 million loss on the sale of substantially all its assets and operations are presented as discontinued operations on CIB Marine’s consolidated statement of operations. There were no impairment losses recognized during 2005.
Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2005	2004
	(Dollars in thousands)
Prepaid expenses	$1,113	$1,266
Accounts receivable	638	1,395
Trust preferred securities underwriting fee, net of amortization	1,390	1,445
Investment in trust common securities	2,654	2,481
Other investments	3,562	3,257
Income tax receivable	3,391	7,945
Other	101	90

	$12,849	$17,879

     Other assets decreased $5.0 million from $17.9 million at December 31, 2004 to $12.8 million at December 31, 2005 primarily due to a $0.7 million decrease in accounts receivable and a $4.6 million decrease in income tax refunds receivable. The decrease in accounts receivable was largely due to collection of a receivable outstanding at December 31, 2004 from the purchaser of CIB – Chicago for processing services provided by CIB Marine subsequent to the November 2004 sale of CIB – Chicago. The $4.6 million decrease in income tax refunds receivable is due primarily to the receipt in 2005 of recoverable federal income taxes attributed to the 2003 and 2004 net operating loss carrybacks.

     The major components of other investments are as follows:
•
Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $1.8 million at December 31, 2005 and $2.1 million at December 31, 2004. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Interest in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of December 31, 2005 has invested $0.9 million. The carrying value of these investments was cost less other-than-temporary impairment, which was estimated to be $0.7 million at December 31, 2005 and $0.8 million at December 31, 2004. During 2005, CIB Marine recognized an impairment loss of $0.1 million on these investments due to a reduction in CIB Marine’s interest in the equity value in one of the two investments. The impairment loss is included within write down and losses on assets.

•
Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment as of December 31, 2005 and 2004 was $0.8 million and $0.1 million, respectively.

Deposits
     Average total deposits decreased $280.5 million, or 21.0%, from $1.3 billion in 2004 to $1.1 billion in 2005. The ratio of total average deposits to average earning assets was 86.7% in 2005, 90.4% in 2004 and 90.0% in 2003. The decrease in average deposits is due to the less competitive rate setting practices adopted by CIB Marine for both money market accounts and time deposits, and a decline in overall commercial relationship banking activity as loan relationships declined.
     The following tables set forth the average amount of, and average rate paid on, deposit categories for the periods indicated.
TOTAL COMPANY – CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31,
	2005			2004			2003
	Average	% of Total	Average	Average	% of Total	Average	Average	% of Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Interest-bearing demand	$55,764	5.28%	1.13%	$85,979	3.46%	1.16%	$70,731	2.43%	1.05%
Money market	210,366	19.94	2.47	343,764	13.85	1.45	427,919	14.73	1.63
Other savings	35,382	3.35	1.16	192,847	7.77	1.39	245,781	8.46	1.76
Time deposits	641,274	60.77	3.24	1,674,168	67.44	2.93	1,953,816	67.26	3.29

Total interest-bearing deposits	942,786	89.34	2.86	2,296,758	92.52	2.51	2,698,247	92.88	2.83
Noninterest-bearing	112,470	10.66	—	185,606	7.48	—	206,815	7.12	—

Total deposits	$1,055,256	100.00%	2.56%	$2,482,364	100.00%	2.32%	$2,905,062	100.00%	2.62%

CIB MARINE – CONTINUING OPERATIONS ONLY:

	Year Ended December 31,
	2005			2004			2003
	Average	% of Total	Average	Average	% of Total	Average	Average	% of Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Interest-bearing demand	$55,764	5.28%	1.13%	$63,291	4.74%	1.19%	$50,984	3.33%	1.04%
Money market	210,366	19.94	2.47	293,044	21.94	1.48	368,219	24.06	1.70
Other savings	35,382	3.35	1.16	40,611	3.04	1.23	28,161	1.84	1.29
Time deposits	641,274	60.77	3.24	814,691	60.99	2.96	952,320	62.22	3.39

Total interest-bearing deposits	942,786	89.34	2.86	1,211,637	90.71	2.45	1,399,684	91.45	2.82
Noninterest-bearing	112,470	10.66	—	124,108	9.29	—	130,918	8.55	—

Total deposits	$1,055,256	100.00%	2.56%	$1,335,745	100.00%	2.22%	$1,530,602	100.00%	2.58%

     Average interest-bearing deposits as a percentage of average total deposits were 89.3% in 2005, 90.7% in 2004, and 91.5% in 2003. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 68.0% in 2005, 67.2% in 2004, and 68.0% in 2003. These percentages reflect CIB Marine’s significant reliance on time deposits as a source of funding. Average interest-bearing demand deposits decreased $7.5 million or 11.9% in 2005 as compared to 2004, and other savings accounts decreased $5.2 million or 12.9%, while average time deposits, declined $173.4 million, or 21.3%, and average money market accounts decreased $82.7 million or 28.2%. Average noninterest-bearing demand deposits also decreased by $11.6 million, or 9.4%, in 2005.
     Total time deposits of $100,000 or more, excluding $9.8 million in deposits of branches held for sale, were $122.5 million, or 24.6% of time deposits at December 31, 2005 and $248.5 million or 34.3% of total time deposits at December 31, 2004. Brokered time deposits were $37.3 million, excluding $7.7 million in liabilities held for sale, or 5.8% of total time deposits at December 31, 2005 and $62.0 million or 8.6% of total time deposits at December 31, 2004. CIB Marine issues brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits.
     The following table provides information on the maturity distribution of time deposits of $100,000 or more.

December 31, 2005
(Dollars in
thousands)
Maturity
3 months or less	$29,135
Over 3 through 6 months	26,815
Over 6 through 12 months	21,681
Over 12 months	54,606

132,237
Liabilities held for sale	9,760

$122,477

Borrowings
     CIB Marine also uses various types of borrowings to meet liquidity needs and/or fund asset growth, when the pricing on these borrowings is more favorable than deposits.
     During 2004 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with debt covenants or the inability to provide audited consolidated financial statements. Various federal funds purchased became available only after CIB Marine pledged fixed income investment securities, the Federal Home Loan Bank of Chicago restricted borrowing term availability, and derivative counterparties increased collateral requirements. At December 31, 2005, two of CIB Marine’s subsidiary banks were required to pledge investment securities before they were allowed access to the Federal Reserve discount window.
     The following tables set forth information regarding selected categories of borrowings as of the dates indicated.
TOTAL COMPANY – CONTINUING AND DISCONTINUED OPERATIONS:

	As of December 31,
	2005			2004			2003
		Average	% of Total		Average	% of Total		Average	% of Total
	Balance	Rate	Borrowings	Balance	Rate	Borrowings	Balance	Rate	Borrowings
	(Dollars in thousands)
Short-Term Borrowings
Fed funds purchased	$297	4.13%	0.32%	$—	—%	—%	$9,332	1.00%	4.65%
Securities sold under repurchase agreements	20,684	3.46	21.98	13,269	1.67	15.09	12,635	1.15	6.29
Revolving lines of credit	—	—	—	—	—	—	30,848	3.75	15.37
Treasury, tax and loan note	4,020	4.06	4.27	5,540	2.03	6.30	13,099	0.73	6.53
Mortgage note payable (1)	—	—	—	—	—	—	26,687	10.00	13.29

Total short-term borrowings	25,001	3.56	26.57	18,809	1.78	21.39	92,601	4.49	46.13

Long-Term Borrowings
Federal Home Loan Bank-long-term	7,250	4.99	7.70	7,250	4.99	8.25	42,247	6.20	21.04
Fair value adjustment related to hedge accounting	—	—	—	—	—	—	4,029	(3.63)	2.01

Total long-term FHLB borrowings	7,250	4.99	7.70	7,250	4.99	8.25	46,276	2.57	23.05
Junior subordinated debentures	61,857	9.49	65.73	61,857	9.00	70.36	61,857	8.58	30.82

Total long-term borrowings	69,107	9.01	73.43	69,107	8.58	78.61	108,133	6.01	53.87

Total borrowings	$94,108	7.57%	100.00%	$87,916	7.12%	100.00%	$200,734	5.31%	100.00%

(1)	Mortgage note assumed on foreclosed property.

CIB MARINE – CONTINUING OPERATIONS ONLY:

	As of December 31,
	2005			2004			2003
		Average	% of Total		Average	% of Total		Average	% of Total
	Balance	Rate	Borrowings	Balance	Rate	Borrowings	Balance	Rate	Borrowings
	(Dollars in thousands)
Short-Term Borrowings
Fed funds purchased	$297	4.13%	0.32%	$—	—%	—%	$1,867	1.00%	1.52%
Securities sold under repurchase agreements	20,684	3.46	21.98	13,269	1.67	15.09	10,502	0.68	8.53
Revolving lines of credit	—	—	—	—	—	—	23,595	3.67	19.17
Treasury, tax and loan note	4,020	4.06	4.27	5,540	2.03	6.30	9,503	0.73	7.72

Total short-term borrowings	25,001	3.56	26.57	18,809	1.78	21.39	45,467	2.25	36.94

Long-Term Borrowings
Federal Home Loan Bank-long-term	7,250	4.99	7.70	7,250	4.99	8.25	15,750	5.06	12.80

Total long-term FHLB borrowings	7,250	4.99	7.70	7,250	4.99	8.25	15,750	5.06	12.80
Junior subordinated debentures	61,857	9.49	65.73	61,857	9.00	70.36	61,857	8.58	50.26

Total long-term borrowings	69,107	9.01	73.43	69,107	8.58	78.67	77,607	7.87	63.06

Total borrowings	$94,108	7.57%	100.00%	$87,916	7.12%	100.00%	$123,074	5.79%	100.00%

     Total borrowings increased $6.2 million in 2005 to $94.1 million at December 31, 2005 from $87.9 million at December 31, 2004, representing 8.6% and 6.7% of earning assets, respectively.
Junior Subordinated Debentures and Guaranteed Trust Preferred Securities
     CIB Marine formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. Pursuant to its 2004 Written Agreement with the Federal Reserve Bank, CIB Marine is not permitted to pay any interest on the trust preferred securities without prior approval of the Federal Reserve Board. See Regulatory Matters for further discussion. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for consecutive periods not exceeding 20 consecutive quarters, but not beyond the stated maturity of the junior subordinated debentures. CIB Marine has elected to defer all interest payments starting in 2004. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, or acquire or make liquidation payment on its stock, or make any payment on principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to limitations. CIB Marine deferred interest payments on its $61.9 million junior subordinated debentures and as a result the Trusts deferred distributions on the $60.0 million preferred securities. CIB Marine had accrued interest payable on its junior subordinated debentures of $14.1 million, $20.8 million and $23.8 million at December 31, 2005, December 31, 2006 and March 31, 2007, respectively. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The $61.9 million junior subordinated debt, net of CIB Marine’s $1.9 million initial investment in the Trusts, qualify as regulatory capital for CIB Marine subject to regulatory limitations. At December 31, 2005, approximately $26.3 million of the $60.0 million qualified as Tier 1 capital and the remaining $33.7 million qualified as Tier 2 capital. In connection with the sale of CIB – Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine’s trust preferred securities. No claims have been made by the purchaser related to this indemnification obligation. The obligation to pledge the stock of Central Illinois Bank terminated on November 30, 2006.
     In September 2002, CIB Marine issued $20.0 million in guaranteed trust preferred securities at a variable rate of interest based upon the three-month LIBOR plus 3.40%. The interest rate was 7.42% at December 31, 2005. The securities are mandatorily redeemable upon their maturity on September 27, 2032 and are callable by the issuer beginning September 30, 2007 at par value. Issuance costs of $0.5 million were incurred in connection with these securities. These costs were deferred and are being amortized over thirty years. CIB Marine used the net proceeds of $19.5 million for general corporate purposes.
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
     Changes in Accounting Principle
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS 154 did not materially affect CIB Marine’s consolidated financial statements.
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

     Commitments:
     As a financial services provider, CIB Marine routinely enters into commitments to extend credit, including loan commitments, lines of credit, and standby and commercial letters of credit. While these contractual obligations may represent future cash requirements of CIB Marine, some of these commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as other loans made by CIB Marine. See Item 8, Note 17 – Financial Instruments with Off – Balance Sheet Risk of this Form 10-K for additional information.
     Derivative Financial Instruments:
     CIB Marine utilizes derivatives primarily in its asset/liability management activities to modify the existing market risk characteristics of certain assets and liabilities. During 2005, CIB Marine’s derivatives were predominately interest rate swaps, and during 2004 were interest rate swaps, to-be-announced mortgage security forward transactions, interest rate lock commitments for residential mortgage borrowers and best efforts sales contracts with residential mortgage investors. In addition, during 2004 and 2005 CIB Marine held warrants for equity of a public firm. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. The fair value of each derivative instrument, however, is recorded on the balance sheet as an asset or liability. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2005. For additional information regarding CIB Marine’s interest rate swaps at December 31, 2005, including the off – balance sheet notional amount and fair value which is the carrying value, see Item 8, Note 17 – Financial Instruments with Off – Balance Sheet Risks and Note 22 – Fair Value of Financial Instruments of this Form 10-K.
     Trust Preferred Securities:
     At December 31, 2005, CIB Marine had a $1.9 million investment in the common securities of the Trusts. CIB Marine has also issued $61.9 million in junior subordinated debentures to the Trusts and which are outstanding at December 31, 2005. The Trusts have a total of $60.0 million in preferred securities outstanding which were issued to non-affiliated investors. See the Junior Subordinated Debentures and Guaranteed Trust Preferred Securities discussion and Item 8, Note 12 – Long-Term Borrowings of this Form 10-K for further information.
     Capital Calls:
     At December 31, 2005, CIB Marine had a $0.3 million investment in Small Business Investment Companies (SBICs) and had committed to make an additional $0.2 million investment. In addition, at December 31, 2005, CIB Marine has a $0.7 million investment in a community oriented real estate development limited company and has committed to make an additional $0.3 million investment.
     Residential Mortgage Recourse Obligations:
     CIB Marine has contracted with residential mortgage loan investors to repurchase or make the investor whole on losses incurred on residential mortgage loans purchased from CIB Marine and which were not in compliance or otherwise represented a material breach of agreement between CIB Marine and the investor. The amount of unsettled repurchase obligations as of December 2005 is $1.7 million. See Item 8, Note 7 – Companies Held For Disposal and Discontinued Operations – MSI of this Form 10-K for additional information.
Contractual obligations
     The following table summarizes the Company’s more significant contractual obligations at December 31, 2005. Excluded from the following table are a number of obligations to be settled in cash. These excluded items are reflected in the Company’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument. The table does not include interest.

		Included in
		assets or
		liabilities held				More than 5
	Total	for sale	Less than 1 year	1-3 years	3-5 years	years
Certificate of deposit and other time deposit obligations	$498,791	$(46,805)	$316,268	$181,025	$40,210	$8,093
Long-term debt	7,250	—	—	—	7,250	—
Junior subordinated debentures	61,857	—	—	—	—	61,857
Operating leases	5,473	(144)	1,371	2,463	1,344	439

Total	$573,371	$(46,949)	$317,639	$183,488	$48,804	$70,389

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
     During 2004 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the Federal Home Loan Bank of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at the subsidiary banks which were defined as less than well capitalized due to either low levels of capital or the issuance of regulatory orders or agreements. During 2004, credit available to CIB Marine’s subsidiary banks was restricted and on less favorable terms. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal discount window. The restrictions were removed during 2005 and only two of the subsidiary banks, Central Illinois Bank and Citrus Bank, were required to pledge securities in order to have access to the federal discount window. Additionally, pursuant to the Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity.
     The following discussion should be read in conjunction with the consolidated statements of cash flows for 2005, 2004 and 2003 contained in Item 8 of this Form 10-K.
     CIB Marine’s primary source of funds for 2005 came from investing activities as a result of a $208.8 million net decrease in the loan portfolio. Other sources of funds came from $24.1 million in proceeds from the sale of loans, $6.2 million net increase in short-term borrowings, $5.0 million in investing activities of discontinued operations and $1.4 million from the sale of foreclosed properties.
     CIB Marine’s primary use of funds for 2005 was a net decrease in deposits of $243.5 million, a $118.0 million net increase in investment securities, $2.8 million of cash used in operating activities and $2.0 million to purchase property and equipment.
     The Company had liquid assets from continuing operations of $112.9 million and $233.9 million at December 31, 2005 and 2004, respectively.
     CIB Marine was able to meet its liquidity needs during 2005 and 2006. During 2004 CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result the Trusts deferred distributions on the $60.0 million of preferred securities. The deferral period may last as long as 5 years. During 2007, it is expected that CIB Marine will have adequate funding capacity to meet its obligations. The primary sources of funding are expected to be cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.
     The following table summarizes long-term minimum cash payment commitments other than deposit liabilities, which are presented in Item 8, Note 10 – Deposits in this Form 10-K.

		Junior
	Long – Term	Subordinated	Operating
	Debt	Debentures	Leases	Total
	(Dollars in thousands)
Maturity
1 Year or less	$—	$—	$1,371	$1,371
1 to 2 Years	—	—	1,376	1,376
2 to 3 Years	7,250	—	1,087	8,337
3 to 4 Years	—	—	870	870
4 to 5 Years	—	—	474	474
Beyond 5 Years	—	61,857	439	62,296

	7,250	61,857	5,617	74,724
Asset held for sale	—	—	(144)	(144)

	$7,250	$61,857	$5,473	$74,580

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

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Risk-weighted assets	$704,754	$942,040	$2,737,049

Average assets(1)	$1,174,207	$2,194,824	$3,252,625

Capital components Stockholders’ equity	$79,182	$92,892	$108,523
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000	60,000
Minority interests in consolidated subsidiaries	—	—	133

Total restricted core capital elements	60,000	60,000	60,133
Disallowed amounts	(33,606)	(29,036)	(23,914)

Maximum allowable in tier 1 capital	26,394	30,964	36,219
Nonfinancial equity items	(14)	(15)	(55)
Less: disallowed intangibles	(982)	(982)	(4,945)
Add/less: unrealized loss/(gain) on securities	3,435	642	(2,184)

Tier 1 capital	108,015	123,501	137,558
Allowable allowance for loan losses	9,008	11,995	35,342
Allowable subordinated debentures net of investment in trust	33,606	29,036	23,914

Total risk-based capital	$150,629	$164,532	$196,814

			For Capital
			Adequacy
	Actual		Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2005
Total capital to risk-weighted assets	$150,629	21.37%	$56,380	8.00%
Tier 1 capital to risk-weighted assets	108,015	15.33	28,190	4.00
Tier 1 leverage to average assets	108,015	9.20	46,968	4.00
December 31, 2004
Total capital to risk-weighted assets	$164,532	17.47%	$75,363	8.00%
Tier 1 capital to risk-weighted assets	123,501	13.11	37,682	4.00
Tier 1 leverage to average assets	123,501	5.63	87,793	4.00
December 31, 2003
Total capital to risk-weighted assets	$196,814	7.19%	$218,964	8.00%
Tier 1 capital to risk-weighted assets	137,558	5.03	109,482	4.00
Tier 1 leverage to average assets	137,558	4.23	130,105	4.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

     In the second quarter of 2004, CIB – Chicago, Central Illinois Bank, Marine – Wisconsin and CIB – Indiana, each consented to the issuance of a Cease and Desist Order (“Order”) by banking regulatory authorities. CIB Marine sold CIB – Chicago in November 2004. Among other items, the Order restricted payment of cash dividends without prior written consent from the regulators and ordered the banks to maintain a Tier 1 Capital level equal to or exceeding 8% of the bank’s total assets. These restrictions are in force during the life of the Order. In the event such ratio is less than 8% at any given calendar quarter end, the bank is required within 90 days to increase its capital ratio to not less than 8%, calculated as of the end of that preceding quarterly period. Failure to comply with the Orders could have a material adverse effect on CIB Marine and its operations. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement with the Office of the Comptroller of the Currency. As part of the Written Agreement, Citrus Bank must maintain total capital of not less than 14% and Tier 1 Capital of not less than 8%. In April 2005, the Cease and Desist Orders at Marine – Wisconsin and CIB – Indiana, which was merged into Marine – Wisconsin in August 2006, were each terminated and replaced with a Memorandum of Understanding, which were entered into in March 2005, as a result of improvements at the banks. Pursuant to the Memoranda, the banks have agreed to maintain minimum capital levels. In September 2006, the Written Agreement with Citrus Bank was terminated. In January 2007, the Cease and Desist at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. The Memorandum provided that Central Illinois Bank will (a) develop a plan to lower the bank’s risk position in loans classified as “substandard”; (b) develop and implement a plan to improve earnings; (c) maintain minimum Tier 1 capital level of 8%, and (d) obtain regulatory approval prior to purchasing any loan pools in excess of $3 million. As of December 31, 2005, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Order, Memoranda and Agreements.
     CIB Marine’s stockholders’ equity was $79.2 million or 7.0% of total assets at December 31, 2005 as compared to $92.9 million or 6.7% of total assets at December 31, 2004. The decrease during 2005 was primarily due to a net loss of $11.7 million and a $2.8 million reduction in accumulated other comprehensive income resulting from a net increase in unrealized losses on securities available for sale. These amounts were, partially offset by a $0.7 million decrease in receivables from sale of stock. See Item 8, Note 14 – Stockholders’ Equity of this Form 10-K for further information on receivables from sale of stock.
     CIB Marine has junior subordinated debentures issued prior to 2003 which, subject to limitations, qualify as Tier 1 equity capital for regulatory capital purposes. See the Junior Subordinated Debentures and Guaranteed Trust Preferred Securities discussion for further information on these borrowings. The Federal Reserve Board adopted a rule limiting the restricted core capital elements, including junior subordinated debentures, net of investment in the trusts, to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.
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
CIB Construction/Canron
     Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In 2006, Canron paid $1.0 million in dividends to CIB Construction and CIB Construction paid $1.6 million in dividends to CIB Marine. In the first quarter of 2007, Canron paid $0.9 million in dividends to CIB Construction and CIB Construction paid $1.0 million in dividends to CIB Marine. As of March 31, 2007, CIB Marine’s net investment in CIB Construction was approximately $(1.2) million.
Regulatory Orders and Agreements
     In January 2006, the Memoranda issued by the FDIC and applicable state banking regulators in April 2005 to Central Illinois Bank, Marine – Wisconsin and CIB – Indiana as a result of deficiencies in information technology were terminated. In September 2006, the Written Agreement with Citrus Bank was terminated. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding.
Management Changes
     Upon the merger of Marine FSB into Marine – Wisconsin in March 2006, Jerry L. Schwallier, formerly President and CEO of Marine FSB, was appointed Market President of the bank’s western operations. Mr. Schwallier subsequently resigned in September 2006. In September 2006, Robert Churan was appointed Market President of the western operations. In April 2006, John P. Hickey, Jr. was appointed President and CEO of Marine – Wisconsin, replacing Michael J. Miller who resigned in February 2006. Stanley J. Calderon, President and CEO of CIB Marine served as interim President and CEO of Marine – Wisconsin from February 2006 to April 2006. Upon the merger of CIB – Indiana into Marine – Wisconsin in August 2006, J. Brian Chaffin, formerly the President of CIB – Indiana, was appointed Market President of the bank’s Indiana operations. In March of 2007, Mr. Calderon was elected Chairman of the Board of CIB Marine, replacing Mr. W. Scott Blake, who remains a director. In March 2007, Mr. Calderon also resigned as President and CEO of CIB Marine and was replaced by Mr. Hickey. In May, 2007, Mr. Hickey was also appointed to CIB Marine’s Board of Directors. Mr. Calderon’s employment agreement with CIB Marine terminated upon his resignation as President and CEO.
Liquidity
     During 2006 and into 2007, some of the borrowing sources customarily utilized by CIB Marine continued to be contingent on subsidiary bank pledges of fixed income investment securities, including availability of federal funds purchased with correspondent banks, short-term borrowing availability from the Federal Home Loan Bank of Chicago and borrowing availability at the Federal Reserve Bank’s discount window.
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
Cost Controls and Reduction in Force Program
     During 2006 and the first quarter of 2007, CIB Marine continued its overall cost savings program which included a reduction in force program and expense controls. Eligible employees impacted by the reduction in force program were paid severance using a consistent formula based upon employee status and years of service. Under the program, CIB Marine reduced its work force during 2006 and the first quarter of 2007 by 18 full-time equivalent employees with an annual base pay of $0.8 million and incurred approximately $0.2 million in severance expenses. The total number of full-time equivalent employees of companies included in continuing operations as of December 31, 2005 and 2006 and March 31, 2007 were 359, 301 and 292, respectively.
Branch Activities
     CIB Marine had 37 branches as of December 31, 2005 holding $0.9 billion in deposits.
     During 2006, Marine – Wisconsin sold branches in Grafton, Wisconsin and Omaha, Nebraska, and closed its Rockville Rd., Indianapolis, Indiana branch with minimal costs. Also during 2006, Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of the six branches was $2.7 million. The total deposits of these sold branches as of December 31, 2005 were $78.8 million. At December 31, 2006, CIB Marine had 30 branches holding $0.8 billion in deposits.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes during 2006, 332,916 shares of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, an additional 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47, and as of March 31, 2007 there were 1,118,089 options outstanding with a weighted average exercise price of $8.38. In May 2007, an additional 74,000 options were granted at and exercise price of $4.10 per share.

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
FHLB Stock Investment Activity
     In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. No gain or loss was recognized on the sale. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. As of both December 31, 2006 and March 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $0.6 million was categorized as required. The FHLB Chicago plans to facilitate the redemption of a limited amount of additional voluntary stock again in 2007 and 2008, as necessary to meet member demand.
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
     The gap analysis as of December 31, 2005, is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.

Repricing Interest Rate Sensitivity Analysis

	December 31,2005
						Held for
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	sale/disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$266,654	$23,468	$47,633	$148,497	$29,397	$(105)	$515,544
Securities	80,817	41,609	52,578	275,596	42,809	—	493,409
Federal funds sold	88,358	—	—	—	—		88,358

Total interest-earning assets	435,829	65,077	100,211	424,093	72,206	(105)	1,097,311
Interest-bearing liabilities:
Time deposits	104,659	92,664	127,071	213,503	7,698	(46,804)	498,791
Savings and interest-bearing demand deposits	286,450	—	—	—	—	(17,024)	269,426
Short-term borrowings	23,201	1,800	—	—	—	—	25,001
Long-term borrowings	—	—	—	7,250	—	—	7,250
Junior subordinated debentures	23,095	—	—	24,226	14,536	—	61,857

Total interest-bearing liabilities	437,405	94,464	127,071	244,979	22,234	(63,828)	862,325

Interest sensitivity gap (by period)	$(1,576)	$(29,387)	$(26,860)	$179,114	$49,972	$63,723	$234,986
Interest sensitivity gap (cumulative)	(1,576)	(30,963)	(57,823)	121,291	171,263	234,986	234,986
Adjusted for derivatives
Derivatives (notional, by period)	(4,093)	—	—	5,000	(907)	—	—
Derivatives (notional, cumulative)	(4,093)	(4,093)	(4,093)	907	—	—	—

Interest sensitivity gap (by period)	(5,669)	(29,387)	(26,860)	184,114	49,065	63,723	234,986
Interest sensitivity gap (cumulative)	(5,669)	(35,056)	(61,916)	122,198	171,263	234,986	234,986
Cumulative gap as a % of total assets	(0.50)%	(3.08)%	(5.44)%	10.73%	15.04%	20.64%
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
     The table indicates that CIB Marine has a negative cumulative gap at one year and a positive cumulative gap in time periods exceeding one year. With a positive gap, an increase in interest rates will generally have a positive effect on the net interest income, and a decrease in interest rates will generally have a negative effect on net interest income. With a negative gap, a decrease in interest rates will generally have a positive effect on the net interest income, and an increase in interest rates will generally have a negative effect on net interest income.
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
     The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rate of interest as of December 31, 2005 and 2004.

	Basis Point Changes
	+200	+100	—100	—200

Net interest income change over one year
December 31, 2005	1.48%	(1.14)%	(1.32)%	(5.27)%
December 31, 2004	6.52%	3.40%	(9.05)%	(14.59)%
     The analysis reveals an asset sensitive interest rate risk position for the one year horizon at both December 31, 2005 and December 31, 2004. CIB Marine has held a short average life investment portfolio of less than two years and used longer term certificates of deposit to maintain an asset sensitive interest rate risk position in both years.
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
     In addition, the interest rate sensitivity analyses include derivative financial instruments, such as interest rate swaps and forward sale agreements. At December 31, 2005, the notional value of receive fixed/pay floating interest rate swaps was $10.0 million and the notional value of pay fixed/received floating interest rate swaps was $5.8 million. The majority of CIB Marine’s interest rate swaps are used to hedge the fair market value of various deposits and loans. These interest rate swaps effectively convert the fixed rates on the financial instruments to floating rates.
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

•
The interest rates of financial instruments with like terms were assumed to change by the same number of basis points except that the timing, magnitude, and direction of change of interest rates paid on nonmaturing savings and interest – bearing demand deposits were assumed to change in a way similar to that experienced in the past, which is less than perfectly correlated with the other interest rate changes. Current anticipated pricing strategies for nonmaturing deposits were also utilized.

     The simulations of earnings do not incorporate any management actions that might change the response of net interest income to interest rate changes. Therefore, they may not reflect actual results.
     Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2005 includes $1.1 million of private and public nonaffiliated firms, $1.8 million in low income housing tax credit limited partnerships, $0.5 million of Federal Reserve Bank stock, $26.2 million of FHLB Chicago stock, and $0.3 million of warrants for a publicly traded stock.
     Foreign currency exchange rate risk arises through the sale of foreign currency forward contracts to customers of CIB Marine. CIB Marine hedges all such activity. At December 31, 2005 and 2004 there were no contracts outstanding. Foreign currency exchange risk also arises through transactions denominated in foreign currencies at Canron. CIB Marine does not hedge this activity. At December 31, 2005 Canron had $0.6 million of Canadian denominated net assets as measured in U.S. Dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors
CIB Marine Bancshares, Inc.:
We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.
KPMG LLP
Milwaukee, Wisconsin
July 13, 2007

CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$24,554	$41,777
Federal funds sold	88,358	192,158

Total cash and cash equivalents	112,912	233,935

Securities	493,409	379,024

Loans	515,544	746,615
Allowance for loan losses	(24,882)	(29,551)

Net loans	490,662	717,064
Premises and equipment, net	12,914	14,099
Accrued interest receivable	5,133	5,122
Foreclosed properties	2,931	2,938
Assets of branches held for sale	723	—
Assets of companies held for disposal	5,913	14,865
Goodwill	982	982
Other assets	12,849	17,879

Total assets	$1,138,428	$1,385,908

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$99,483	$117,546
Interest-bearing demand	49,389	63,886
Savings	220,037	271,712
Time	498,791	725,344

Total deposits	867,700	1,178,488
Short-term borrowings	25,001	18,809
Long-term borrowings	7,250	7,250
Junior subordinated debentures	61,857	61,857
Accrued interest payable	16,896	10,644
Deposits of branches held for sale	66,991	—
Liabilities of companies held for disposal	8,316	10,137
Other liabilities	5,235	5,831

Total liabilities	1,059,246	1,293,016
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(93,528)	(81,867)
Accumulated other comprehensive loss, net	(3,435)	(642)
Receivables from sale of stock	(202)	(946)
Treasury stock at cost, 12,663 shares	(162)	(162)

Total stockholders’ equity	79,182	92,892

Total liabilities and stockholders’ equity	$1,138,428	$1,385,908

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$38,416	$58,711	$87,142
Loans held for sale	83	213	—
Securities:
Taxable	15,367	8,479	7,593
Tax-exempt	509	866	1,208
Dividends	1,178	583	429
Federal funds sold	4,296	1,127	291

Total interest and dividend income	59,849	69,979	96,663
Interest Expense
Deposits	26,997	29,735	39,455
Short-term borrowings	795	1,325	1,117
Long-term borrowings	367	517	808
Junior subordinated debentures	6,636	5,710	5,198

Total interest expense	34,795	37,287	46,578

Net interest income	25,054	32,692	50,085
Provision for credit losses	(8,669)	17,432	50,506

Net interest income (loss) after provision for credit losses	33,723	15,260	(421)
Noninterest Income
Loan fees	404	1,270	1,328
Deposit service charges	1,142	1,648	1,913
Other service fees	625	538	173
Other income	369	222	1,699
Gain on sale of investment securities, net	355	—	—

Total noninterest income	2,895	3,678	5,113
Noninterest Expense
Compensation and employee benefits	25,696	28,771	31,073
Equipment	4,134	4,256	4,268
Occupancy and premises	3,823	3,241	2,975
Professional services	3,990	6,047	2,330
Impairment loss on investment securities	2,024	—	—
Write down and losses on assets	1,896	2,021	3,231
Other expense	9,407	8,393	7,471

Total noninterest expense	50,970	52,729	51,348

Loss from continuing operations before income taxes	(14,352)	(33,791)	(46,656)
Income tax (benefit) expense	(1,208)	(5,240)	1,906

Loss from continuing operations	(13,144)	(28,551)	(48,562)
Discontinued operations:
Pretax income (loss) from discontinued operations	3,650	492	(92,147)
Pretax net gain on sales of discontinued operations	200	15,126	—

Total pretax income (loss) from discontinued operations	3,850	15,618	(92,147)
Income tax (benefit) expense	2,367	4,414	(3,061)

Income (loss) from discontinued operations	1,483	11,204	(89,086)

Net Loss	$(11,661)	$(17,347)	$(137,648)

Consolidated Statements of Operations – continued

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Earnings (Loss) Per Share

Basic:
Loss from continuing operations	$(0.72)	$(1.56)	$(2.66)
Discontinued operations	0.08	0.61	(4.87)

Net loss	$(0.64)	$(0.95)	$(7.53)

Diluted:
Loss from continuing operations	$(0.72)	$(1.56)	$(2.66)
Discontinued operations	0.08	0.61	(4.87)

Net loss	$(0.64)	$(0.95)	$(7.53)

Weighted average shares-basic	18,333,779	18,245,884	18,286,550
Weighted average shares-diluted	18,333,779	18,245,884	18,286,550
See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

						Stock
				Retained	Accumulated	Receivables
	Common Stock			Earnings	Other	and
		Par	Capital	(Accumulated	Comprehensive	Treasury
	Shares	Value	Surplus	Deficit)	Income (Loss)	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2002	18,312,242	$18,312	$157,783	$74,889	$4,516	$(7,937)	$247,563

Comprehensive income:
Net loss	—	—	—	(137,648)	—	—	(137,648)
Other comprehensive income (loss):
Unrealized securities holding losses arising during the period	—	—	—	—	(5,272)	—	(5,272)
Income tax effect	—	—	—	—	2,849	—	2,849
Foreign currency translation adjustment	—	—	—	—	91	—	91

Total comprehensive loss							(139,980)
Exercise of stock options	34,200	34	380	—	—	—	414
Reduction of receivables from sale of stock	—	—	—	—	—	2,729	2,729
Acquisition of treasury stock (86,611 shares)	—	—	—	—	—	(2,203)	(2,203)

Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523

Comprehensive income:
Net loss	—	—	—	(17,347)	—	—	(17,347)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(2,826)	—	(2,826)

Total comprehensive loss							(20,173)
Reduction of receivables from sale of stock	—	—	—	—	—	4,262	4,262
Acquisition of treasury stock (137,002 shares)	—	—	—	—	—	(577)	(577)
Reduction of treasury stock upon sale of Chicago (210,950 shares)	—	—	—	(1,761)	—	2,618	857

Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892

Comprehensive income:
Net loss	—	—	—	(11,661)	—	—	(11,661)
Other comprehensive loss:
Realized losses on securities available for sale	—	—	—	—	(2,024)	—	(2,024)
Unrealized securities holding losses arising during the period	—	—	—	—	(769)	—	(769)

Total comprehensive loss							(14,454)
Reduction of receivables from sale of stock	—	—	—	—	—	744	744

Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(13,144)	$(28,551)	$(48,562)
Net income (loss) from discontinued operations	1,483	11,204	(89,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(982)	(1,684)	(4,995)
Depreciation and other amortization	2,637	5,815	3,925
Provision for credit losses	(8,669)	17,432	50,506
Deferred tax expense	—	911	11,105
Write down and losses on assets	1,896	2,021	3,231
Impairment loss on investment securities	2,024	—	—
Gain on sale of investment securities, net	(355)	—	—
(Increase) decrease in interest receivable and other assets	4,495	(549)	(9,575)
Increase in interest payable junior subordinated debentures	6,581	5,655	1,505
Increase (decrease) in other interest payable and other liabilities	(964)	2,089	1,338
Operating cash flows of discontinued operations	2,176	3,157	341,645

Net cash provided by operating activities	(2,822)	17,500	261,037
Cash Flows from Investing Activities
Maturities of securities available for sale	620,224	621,440	173,720
Purchase of securities available for sale	(432,021)	(643,694)	(255,359)
Proceeds from sales of securities available for sale	9,639	—	999
Proceeds from sales of mortgage-backed securities available for sale	6,400	—	—
Repayments of mortgage-backed securities available for sale	71,231	53,469	110,442
Purchase of mortgage-backed securities available for sale	(381,492)	(55,052)	(120,721)
Net increase in Federal Home Loan Bank Stock	(11,951)	(6,166)	—
Net decrease (increase) in other investments	(677)	1,856	379
Net decrease in loans	208,836	432,365	139,792
Proceeds from sale of loans held for sale	24,113	—	—
Proceeds from sale of foreclosed properties	1,372	704	17,777
Proceeds from sale of subsidiaries	—	68,991	—
Capital expenditures	(2,007)	(762)	(3,629)
Investing cash flows of discontinued operations	4,955	205,669	47,983

Net cash provided by investing activities	118,622	678,820	111,383
Cash Flows from Financing Activities
(Decrease) increase in deposits	(243,515)	(321,454)	151,927
Repayments of long-term borrowings	—	(8,500)	—
Proceeds from stock options exercised	—	—	414
Net decrease in receivables from sale of stock	500	220	—
Net increase (decrease) in short-term borrowings	6,192	(11,937)	(129,587)
Financing cash flows of discontinued operations	—	(240,518)	(369,361)

Net cash used in financing activities	(236,823)	(582,189)	(346,607)

Net increase (decrease) in cash and cash equivalents	(121,023)	114,131	25,813
Cash and cash equivalents, beginning of year	233,935	119,804	93,991

Cash and cash equivalents, end of year	$112,912	$233,935	$119,804

Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest expense-continuing operations	$28,543	$33,371	$49,806
Interest expense-discontinued operations	31	31,957	38,093
Income taxes-continuing operations	(5,763)	(5,907)	2,442
Income taxes-discontinued operations	(458)	(5,860)	5,290

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Supplemental Disclosures of Noncash Activities
Transfers of loans to foreclosed properties-continuing operations	$1,400	$1,132	$19,166
Transfers of loans to foreclosed properties-discontinued operations	—	100	13,221
Increase in foreclosed properties and short-term borrowings from first mortgage assumed — discontinued operations	—	—	26,687
Transfer deposits to deposits of branches held for sale	66,991	—	—
Transfer assets to assets of branches held for sale	723	—	—
Transfers of commercial loans to loans held for sale	25,847	3,702	—
Decrease in foreclosed properties and short-term borrowings satisfied by the transfer of real estate	—	25,120	—
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	—	—	1,857
Increase in junior subordinated debentures related to trust deconsolidation	—	—	1,857
See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Nature of Operations
     CIB Marine Bancshares, Inc. (“CIB Marine”) is a bank holding company. References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to small and middle-market business customers and the investment in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Its offices and, generally, customers are located in the central Illinois, Milwaukee, Indianapolis, Omaha, Phoenix, Las Vegas, and southeast Florida markets. During the fourth quarter of 2004, CIB Marine sold CIB Bank (“CIB — Chicago”) which had banking facilities throughout the Chicago metropolitan area and had approximately $1.2 billion in assets at the time of sale. Canron Corporation (“Canron”), an 84% owned subsidiary of CIB Construction, is a steel fabrication and erection company, which was acquired in 2002 as a result of collection activities. Since the third quarter of 2003, Canron has been in the process of voluntary liquidation.
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
Reclassifications
     The 2004 and 2003 operating results of MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc were reclassified from income (loss) from continuing operations to discontinued operations to conform to the 2005 presentation of discontinued operations. The net impact, including $0.4 million in related income tax expense, on the 2004 consolidated statement of operations was a $1.0 million decrease in income from discontinued operations and a $1.0 million decrease in net loss from continuing operations. The net impact, including $0.4 million in related income tax expense, on the 2003 consolidated statement of operations was a $1.3 million decrease in income from discontinued operations and a $1.3 million decrease in net loss from continuing operations. See Note 7 - Companies Held for Disposal and Discontinued Operations.
     Reclassifications have been made to certain other balances as of and for the year ended December 31, 2004 and 2003 to be consistent with classifications adopted for 2005.
Cash Flows
     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions “Cash and Due from Banks” and “Federal Funds Sold”, all of which mature within ninety days.
Other Investments
     Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but not more than 50%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired CIB

Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2005, CIB Marine recognized $0.1 million of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded or previously recognized losses reversed and a gain recorded. At December 31, 2005 and 2004, other investments totaled $3.6 million and $3.3 million, respectively, all of which are illiquid.
     The equity method of accounting requires CIB Marine to record its proportionate share of income or loss as an increase or decrease in its investment and a corresponding gain or loss in noninterest income. Cash dividends or other distributions received by CIB Marine are recorded as reductions in the carrying amount of the investment.
Loans Held for Sale
     Loans held for sale are carried at the lower of cost or market value, determined on an individual basis. When a loan is sold or transferred to held for sale, the loan’s carrying value is compared to its fair value and any shortfall in value that is determined to be credit related is recorded as a charge-off, reducing the allowance for loan losses. Any shortfall in fair value other than credit related is recorded as a charge to noninterest expense. All subsequent net declines in market value of loans held for sale are also recorded to noninterest expense.
Securities Available for Sale
     Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income in stockholders’ equity. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Impairments in the value of available for sale securities, which are other-than-temporary, are accounted for as an unrealized loss through operations.
     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage related securities, over the estimated life of the security. Such amortization is calculated using the level-yield method, adjusted for prepayments and is included in interest income from investments.
Loans, Allowance for Loan Losses and Provision for Credit Losses
     Loans that management has the intent and ability to hold to maturity for the foreseeable future are carried at the amount of unpaid principal, increased by costs to originate and reduced by net deferred fees and an allowance for loan losses. The accrual of interest on loans is generally discontinued when a loan becomes ninety days or more delinquent in accordance with the loan’s contractual terms unless the credit is well secured and in process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered by management to be doubtful. Unpaid interest that has previously been recorded as income is written off against interest income when a loan is placed on nonaccrual. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Interest payments received on loans which are on nonaccrual are generally applied to reduce the loan principal. Loans are returned to accrual status once a borrower has demonstrated repayment performance on the contractual schedule for a period of six consecutive months and the expectation is that contractual payments will continue to be made during the remaining term of the loan.
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
     Management believes that the allowance for loan losses contained in these financial statements was adequate at December 31, 2005 and 2004. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine’s allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Cash collections on impaired loans which are individually evaluated are credited to the loan receivable balance and no interest income is recognized on those loans until the loan is no longer considered impaired.
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
Intangible Assets
     Goodwill and core deposit intangibles have resulted from the acquisition of companies or assets. Fair values have been determined by examining stock prices of publicly traded financial institutions with similar performance characteristics as the reporting units and discounted cash flow models. Where market prices are not available and the reporting unit is held for disposal, third party valuations or anticipated offer values are used. Intangible assets with definite lives are amortized over the estimated remaining benefit periods. Core deposit intangibles are amortized over approximately ten years on an accelerated basis. Intangible assets with indefinite lives and goodwill are not amortized, but are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Prior to 2002, goodwill was amortized on a straight-line basis over 15 years.
Premises and Equipment
     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed primarily using the straight-line method. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized. Estimated useful lives of the assets are 39 years for buildings and 3 to 10 years for furniture and equipment. Leasehold improvements included in premises and equipment are amortized over the shorter of the useful life of the improvements or the term of the lease. Rent expense on noncancellable leases is accrued on the straight-line basis over the term of the lease based upon minimum rents.
Foreclosed Properties
     Foreclosed properties include other real estate (“ORE”) assets that have been received in satisfaction of debt. ORE is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer to ORE are charged to the allowance for loan losses. Subsequently, operating results from ORE, reductions in value of the foreclosed property and realized gains and losses on sale are recorded in noninterest income or noninterest expense as appropriate.
Assets of Companies Held For Disposal
     Assets held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR and Canron. MICR and Canron were acquired in full or partial satisfaction of loans. These assets are carried at the lower of cost or current fair value, less estimated selling costs. Thereafter, the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. When these assets are acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value, less estimated selling cost, is charged as a loan loss against the allowance for loan losses. Net operating income or loss of the companies held for disposal and which meet the criteria as discontinued operations are included in gain or loss from discontinued operations. Once a decision is made to cease operations and liquidate the company, CIB Marine discontinues recording any future operating results of the company and records an impairment value, if any, based on the estimated liquidation value of the company’s net assets less costs to sell. The impairment loss is recorded as loss from discontinued operations.
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
     Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine’s net loss and loss per share would have been the pro forma amounts indicated below:

		December 31,
		2005	2004	2003
		(Dollars in thousands, except share data)
Net loss	As reported	$(11,661)	$(17,347)	$(137,648)
	Assumed compensation cost (1)	(625)	(812)	(1,247)

	Pro forma	$(12,286)	$(18,159)	$(138,895)

Basic loss per share	As reported	$(0.64)	$(0.95)	$(7.53)
	Pro forma	(0.67)	(1.00)	(7.60)

Diluted loss per share	As reported	$(0.64)	$(0.95)	$(7.53)
	Pro forma	(0.67)	(1.00)	(7.60)

(1)	Assumed compensation costs are net of tax for 2003, but not for 2005 and 2004. Due to substantial losses incurred in 2005 and 2004, tax benefits for 2004 and later years may not be realized. As of December 31, 2005, no U.S. federal or state loss carryback potential remains.
     CIB Marine granted 523,750 shares pursuant to its stock option plan during 2005. No options were granted during 2004 or 2003. Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 4.42% for 2005. The per share weighted average fair value of stock options granted during 2005 was $1.46 on the date of grant. Because the options vest over a five — year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.
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
Advertising Expense
     Advertising costs are charged to expense as incurred. Advertising expenses of continuing operations, included in noninterest expense, totaled $1.1 million for December 31, 2005 and $0.7 million for each of the years ended December 31, 2004 and 2003.
Receivables from Sale of Stock
     Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock are accounted for as a reduction in stockholders’ equity and are reported in a contra-equity account titled “Receivables From Sale of Stock,” unless the loan has been repaid prior to the issuance of the financial statements or the loan has been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any.
Income Taxes
     Deferred income taxes are provided for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and their tax basis. Deferred tax assets are recognized for temporary differences that are expected to be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance through a charge to income tax expense when, in the opinion of management, it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.
     CIB Marine and its subsidiaries file unitary, combined and separate state tax returns where required. Canron files its own Canadian and provincial income tax returns. Canron’s Canadian, U.S. federal, state and provincial income taxes are included in discontinued operations. CIB Marine has entered into tax allocation agreements with its subsidiary entities included in the consolidated U.S. federal and unitary or combined state income tax returns, including U.S. operations of companies held for sale or disposal. These agreements govern the timing and amount of income tax payments required by the various entities.
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
     At December 31, 2005, CIB Marine determined it had one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada, and Nebraska. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis.
Earnings Per Common Share
     Basic earnings per common share is computed by dividing net income or loss by the weighted average number of shares outstanding during the periods. Diluted earnings per common share is computed by dividing net income or loss by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. The dilutive effect of outstanding stock options, if any, is computed using the treasury stock method.
Foreign Currency Translation
     Canron had operations in the United States, Canada and Mexico at the time of acquisition. As of December 31, 2005, operations in the United States, Canada and Mexico had been sold. The remaining assets in the United States and Canada are in the process of liquidation. See Note 7 - Companies Held for Disposal and Discontinued Operations for further information.
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
     CIB Marine uses interest rate swaps to hedge changes in the fair value of fixed rate deposits and loans attributable to changes in market interest rates. CIB Marine primarily engages in interest rate swaps that effectively convert the fixed rate financial instrument into a floating rate financial instrument. CIB Marine enters into these transactions to provide a floating rate asset or liability whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.
     CIB Marine’s mortgage banking activities include the issuance of rate lock commitments for residential mortgage loans. When the loan is originated or purchased it is recorded as a residential mortgage loan held for sale. The interest rate lock commitments and the residential mortgage loans held for sale are hedged with either conditional forward contracts or best efforts contracts and forward settling to-be-announced mortgage securities contracts. A hedging relationship is established between the interest rate lock commitments and the residential mortgage loans held for sale and a Fair-Value Hedge is designated under SFAS 133. CIB Marine is in a short position with respect to the forward contracts, whereby CIB Marine agrees to sell residential mortgage loans held for sale at a pre-established price at some future date, and in a long position with the residential mortgage loans held for sale. The hedging relationship is highly effective as it minimizes the effect of changes in the fair value of the residential mortgage loans held for sale due to interest rate changes. The notional amount of forward contracts outstanding varies and is a function of the current balance of residential mortgage loans held for sale and commitments to extend mortgage loans to be held for sale. CIB Marine generally enters into various mortgage forward contracts with nationally recognized banks and securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.
     In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent loan fees in addition to interest. The contingent loan fee is typically based upon, or determined by, the financial performance of the borrower or as payment for credit services. At December 31, 2005, CIB Marine held warrants to purchase equity of a publicly traded company. The warrants were received as payment for credit services. The warrants are not part of a hedging relationship or strategy.
Note 2 — Cash and Due from Banks
     Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $10.9 million and $7.1 million were maintained to satisfy federal regulatory requirements as of December 31, 2005 and 2004, respectively. These amounts are included in cash and due from banks in the consolidated balance sheet.
Note 3 — Securities
     The amortized cost, gross unrealized gains and losses, and approximate fair values of securities at December 31, 2005 and 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
December 31, 2005
U.S. government agencies	$155,867	$55	$974	$154,948
Obligations of states and political subdivisions	27,580	151	177	27,554
Other notes and bonds	350	—	—	350
Asset-backed securities	9,568	10	—	9,578
Commercial paper	13,033	38	—	13,071
Mortgage-backed securities	263,727	183	2,721	261,189

Total securities available for sale	470,125	437	3,872	466,690
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,719	—	—	26,719

Total securities	$496,844	$437	$3,872	$493,409

December 31, 2004
U.S. government agencies	$194,164	$36	$560	$193,640
Obligations of states and political subdivisions	15,738	793	1	16,530
Other notes and bonds	350	—	—	350
Commercial paper	12,658	15	—	12,673
Mortgage-backed securities	143,005	464	1,389	142,080

Total securities available for sale	365,915	1,308	1,950	365,273
Federal Home Loan Bank and Federal Reserve Bank stock at cost	13,751	—	—	13,751

Total securities	$379,666	$1,308	$1,950	$379,024

     As members of the Federal Reserve System and the Federal Home Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded, can only be owned by members of the institutions and can only be sold back to the institutions. See also Note 25 — Subsequent Events for further information. Sales, if any, of these securities would result in no gain or loss.
     Securities with a carrying value and fair value of $161.5 million and $148.3 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes as required or permitted by law.
     The amortized cost and fair value of securities as of December 31, 2005, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity schedules.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$78,303	$78,078
Due after one year through five years	91,521	90,878
Due after five years through ten years	13,406	13,378
Due after ten years	13,600	13,589

	196,830	195,923
Mortgage-backed securities	263,727	261,189
Asset-backed securities	9,568	9,578

Total securities available for sale	470,125	466,690
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,719	26,719

	$496,844	$493,409

     The following tables disclose the fair value of securities by maturity along with corresponding gross unrealized losses in the portfolio as of December 31, 2005 and December 31, 2004:

	At December 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
U.S. government agencies	$100,966	$289	$38,649	$685	$139,615	$974
Obligations of states and political subdivisions	12,671	177	—	—	12,671	177
Mortgage-backed securities	163,503	1,798	75,081	923	238,584	2,721

Total securities with unrealized losses	$277,140	$2,264	$113,730	$1,608	$390,870	$3,872
Securities without unrealized losses					102,539

Total securities					$493,409

	At December 31, 2004
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
U.S. government agencies	$129,945	$488	$14,960	$72	$144,905	$560
Obligations of states and political subdivisions	125	1	500	—	625	1
Mortgage-backed securities	64,336	549	54,017	840	118,353	1,389

Total securities with unrealized losses	$194,406	$1,038	$69,477	$912	$263,883	$1,950
Securities without unrealized losses					115,141

Total securities					$379,024

     As of December 31, 2005, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in our investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost. As of December 31, 2005, CIB Marine had 290 securities in an unrealized loss position.
     During the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supports CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were also used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities at December 31, 2005 would not be fully recovered and accordingly recognized an other-than-temporary impairment loss of $2.0 million on these securities during 2005. This impairment loss is included in impairment loss on investment securities on the consolidated statement of operations.
     Proceeds from the sale of securities during 2005 were $21.0 million. Net realized gain on the sale of these securities was $0.4 million. There were no sales of securities during 2004. Proceeds from the sale of securities during 2003 were $1.0 million, and there were no realized gains or losses on these sales.

Note 4 — Loans and Allowance for Loan Losses
Loans
     The components of loans were as follows:

	December 31,
	2005		2004
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$69,048	13.4%	$193,574	25.9%
Commercial real estate	323,384	62.6	404,503	54.1
Commercial real estate construction	89,313	17.3	109,676	14.7
Residential real estate	19,925	3.9	31,027	4.1
Home equity loans	12,603	2.4	7,701	1.0
Consumer loans	2,179	0.4	2,124	0.3
Receivables from sale of stock	(202)	(0.0)	(946)	(0.1)

Gross loans	516,250	100.0%	747,659	100.0%

Deferred loan fees	(706)		(1,044)

Loans	515,544		746,615
Allowance for loan losses	(24,882)		(29,551)

Loans, net	$490,662		$717,064

     During 2005 and 2004, CIB Marine transferred to loans held for sale, and subsequently sold, a limited amount of loans as part of its loan work-out and restructuring strategy. The loans sold in 2005 were commercial real estate and commercial construction loans and the loans sold in 2004 were loans held by its mezzanine lending company, CIB Marine Capital. At the time of sale, the carrying values of the loans sold were $24.6 million, and $3.7 million in 2005 and 2004, respectively. A loss of $1.7 million and $0.6 million was recognized on the sales of these loans during 2005 and 2004, respectively, and is included in write down and losses on assets in the statement of operations.
     The following table lists information on nonperforming and certain past due loans:

	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$29,105	$54,327
Restructured loans	1,486	1,536
Loans 90 days or more past due and still accruing	11,542	6,911
     Information on impaired loans is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Impaired loans without a specific allowance	$10,511	$16,535
Impaired loans with a specific allowance	18,349	34,431

Total impaired loans	$28,860	$50,966

Specific allowance related to impaired loans	$8,562	$10,282
Average balance of impaired loans-total company	31,375	150,882
Average balance of impaired loans-CIB — Chicago	—	114,116
Interest income recognized on impaired loans	$461	$813
     During 2005, CIB Marine recognized net losses on the sale and impairment of foreclosed property of $0.1 million. Of these amounts, $0.04 million is included in write down and losses on assets and $0.06 million is included in loss from discontinued operations.
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.8 million and $3.4 million as of December 31, 2005 and 2004, respectively.

     At December 31, 2005 and 2004, CIB Marine had $1.9 million and $2.8 million, respectively in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.01 million and $0.3 million at December 31, 2005 and 2004, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock and which are not adequately secured by collateral other than the stock have been classified as receivables from sale of stock and recorded as contra-equity and are not included in this balance.
Credit Concentrations
     At December 31, 2005, CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At December 31, 2005, the total outstanding commitments on this borrowing relationship, including lines of credit not fully drawn, was equal to 25.1% of equity and 3.9% of total loans, and the principal drawn and outstanding was $12.6 million. As of December 31, 2005 all loans within this borrowing relationship are current. At December 31, 2004, CIB Marine also had one borrowing relationship that exceeded 25% of stockholders equity. At December 31, 2004, the total outstanding commitments on this borrowing relationship to a commercial general contractor, including lines of credit not fully drawn, were equal to 33.4% of equity and 4.2% of total loans, and the principal drawn and outstanding was $30.8 million.
     At December 31, 2005, CIB Marine also had credit relationships within seven industries or industry groups with loans outstanding in excess of 25% of stockholders’ equity:

			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$181.8	35%	230%
Residential Real Estate Developers	73.2	14	93
Motel and Hotel	50.4	10	64
Nursing/Convalescent Homes	35.4	7	45
Retail Trade	25.4	5	32
Manufacturing	24.6	5	31
Health Care Facilities	22.9	4	29
Allowance for Loan Losses
     Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$29,551	$109,872	$65,122
Charge-offs	(3,911)	(79,979)	(103,139)
Recoveries	7,911	8,554	2,043

Net loan (charge-offs) recoveries	4,000	(71,425)	(101,096)
Allowance for loans sold	—	(38,842)	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	5,000	—
Provision for loan losses-discontinued operations	—	8,239	95,340
Provision for loan losses-continuing operations	(8,669)	16,707	50,506

Balance at end of year	$24,882	$29,551	$109,872

Allowance for loan losses as a percentage of loans	4.83%	3.96%	4.66%

Director and Officer Loans
     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$9,940	$60,489
Balance adjustments (1)	—	(20,857)
New loans	1,834	56,063
Repayments	(2,298)	(85,185)
Sale of CIB — Chicago	—	(570)

Balance at end of year	$9,476	$9,940

(1)	Balance adjustments are primarily due to director and officer status changes in these reporting periods.
Note 5 — Premises and Equipment, net
     The major classes of premises and equipment and accumulated depreciation are summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Land	$2,155	$1,925
Buildings	7,387	8,342
Leasehold improvements	1,881	2,181
Furniture and equipment	22,196	21,056

	33,619	33,504
Less: accumulated depreciation	(20,705)	(19,405)

	$12,914	$14,099

     Depreciation expense for 2005, 2004 and 2003 was $2.5 million, $2.7 million and $2.9 million, respectively for continuing operations and $0.02 million, $0.9 million and $1.0 million, respectively for discontinued operations. Total rental expense for 2005, 2004 and 2003 was $2.0 million, $1.6 million and $1.5 million, respectively, for continuing operations and $0.02 million, $0.7 million and $0.8 million, respectively for discontinued operations.
     CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2013. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005.

Amount
(Dollars in thousands)
2006	$1,371
2007	1,376
2008	1,087
2009	870
2010	474
Thereafter	439

5,617

Held for sale	(144)

$5,473

Note 6 — Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill and other intangibles for the years ended December 31, 2005 and 2004 are as follows:

		Other Intangible Assets
		Core	Customer
		Deposit	Base
	Goodwill	Intangibles	Intangibles	Total
		(Dollars in thousands)
Balance, December 31, 2003	$982	$982	$825	$1,807
Impairment loss (1)	—	—	(756)	(756)
Amortization expense (1)	—	(227)	(69)	(296)
Reduction of intangible assets due to sale of CIB — Chicago	—	(755)	—	(755)

Balance, December 31, 2004 and 2005 (2)	$982	$—	$—	$—

(1)
Core Deposit Intangibles and Customer Base Intangibles amortization and impairment losses relate to CIB — Chicago, and Mortgage Services, Inc. which were reclassified to Discontinued Operations in 2004 are included in Discontinued Operations on the Consolidated Statements of Operations for all periods presented.

(2)	There was no activity during 2005.
     CIB Marine had $1.0 million of nonamortizing goodwill related to companies included in continuing operations at both December 31, 2005 and 2004. Additionally, goodwill related to MICR of $0.3 million and $2.2 million at December 31, 2004 and 2003, respectively is included in assets of companies held for disposal. There was no goodwill related to MICR at December 31, 2005. In 2005, CIB Marine sold significantly all the assets and operations of MICR.
     CIB Marine did not have any amortization expense for the year ended December 31, 2005. CIB Marine’s aggregate amortization expense was $0.3 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively. The amortization expense for 2004 and 2003 related to companies held for disposal and is included in discontinued operations on the consolidated statements of operations.
     As a result of its annual impairment analysis, CIB Marine determined that certain goodwill and other intangible assets became impaired in 2004 and 2003. There were no impairment losses in 2005. Impairment losses totaling $2.7 million and $14.4 million were recorded in 2004 and 2003, respectively, and related to companies held for disposal. These amounts are included in discontinued operations on the consolidated statements of operations. During 2004, goodwill of $1.9 million associated with the acquisition of MICR and $0.8 million of customer base intangibles associated with the acquisition of MSI were considered impaired based upon disposition plans of those subsidiaries. During 2003, goodwill of $2.0 million relating to MICR was considered impaired and written off, and $3.5 million and $0.2 million respectively, of goodwill and customer base intangible assets associated with Commercial Finance were considered impaired and written off based upon disposition plans and the estimated fair value of that subsidiary. Additionally, during 2003, $8.7 million, the entire amount of goodwill related to CIB — Chicago, was considered impaired and written off based on the estimated fair value of that subsidiary.
Note 7 — Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal is comprised of CIB Construction, MICR and MSI at December 31, 2005 and December 31, 2004.
     Loss or income from discontinued operations, as shown on the consolidated statements of operations, is comprised of MICR, MSI and CIB Construction for the year ended December 31, 2005, and MICR, MSI, consolidated Hillside Investors, including CIB — Chicago, CIB Construction and Commercial Finance, for the years ended December 31, 2004 and 2003.
     Banking regulations limit the holding period to five years, unless extended, for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted. Both MICR and CIB Construction are subject to this restriction.

Reconciliation of assets/liabilities of companies held for disposal

	December 31,
	2005	2004
	(Dollars in thousands)
Assets of companies held for disposal
CIB Construction	$5,165	$13,697
MICR	595	2,706
MSI	806	1,429
Other (1)	(653)	(2,967)

Total assets of companies held for disposal	$5,913	$14,865

Liabilities of companies held for disposal
CIB Construction	$5,161	$10,222
MICR	491	864
MSI	1,901	2,360
Other (1)	763	(3,309)

Total liabilities of companies held for disposal	$8,316	$10,137

(1)	Includes mortgage banking assets/liabilities held by affiliates and elimination of intercompany transactions between subsidiaries and affiliates.
Reconciliation of net income (loss) from discontinued operations:

	Pretax
	income(loss)
	before
	gain(loss) on
	sale of assets	Gain (loss)	Income
	and other	on sale of	tax	Other
	income	discontinued	expense	income	Net
	(expense)	operations	(benefit)	(expense) (1)	income(loss)
			(Dollars in thousands)
2005
CIB Construction	$2,716	$—	$840	$—	$1,876
MICR	1,037	200	(233)	—	1,470
MSI	(304)	—	(140)	201	37
Other (2)	—	—	1,900	—	(1,900)

Total	$3,449	$200	$2,367	$201	$1,483

2004
CIB Construction	$3,646	$—	$676	$957	$3,927
MICR	(598)	—	400	—	(998)
MSI	(4,775)	(738)	(412)	871	(4,230)
CIB — Chicago	(4,471)	15,627	3,750	4,941	12,347
Commercial Finance	(221)	237	—	142	158

Total	$(6,419)	$15,126	$4,414	$6,911	$11,204

2003
CIB Construction	$(2,662)	$—	$946	$(2,300)	$(5,908)
MICR	(878)	—	393	—	(1,271)
MSI	1,216	—	2,656	5,609	4,169
CIB — Chicago	(96,195)	—	(7,221)	6,355	(82,619)
Commercial Finance	(3,630)	—	165	338	(3,457)

Total	$(102,149)	$—	$(3,061)	$10,002	$(89,086)

(1)	Includes impairment losses recorded by the parent, mortgage banking income/expense recognized by affiliates and elimination of intercompany transactions.

(2)	Relates to subsidiary sold in 2004.

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
     During 2005, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. Additionally, in April 2005, Canron sold its remaining facility in Rexdale, Ontario for $8.2 million, and a portion of the proceeds, $2.6 million, was used to pay off the remaining balance of its debt to CIB Marine. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During 2005, Canron paid $2.1 million in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $2.6 million to CIB Marine which CIB Marine recorded as a reduction of its investment in CIB Construction. During 2005, CIB Marine recognized a $2.7 million recovery of impairment losses recognized in prior periods. The recovery is included in discontinued operations on the consolidated statement of operations.
     The following table summarizes the composition of CIB Construction’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$626	$881
Accounts receivable	1,572	2,194
Other current assets	2,967	3,547

Current assets	5,165	6,622
Property and equipment, net	—	7,075

Total assets	$5,165	$13,697

Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine and its affiliates	$—	$2,700
Income tax payable	3,106	2,311
Other liabilities	2,055	5,211

Current liabilities	5,161	10,222
Stockholder’s equity	4	3,475

Total liabilities and stockholder’s equity	$5,165	$13,697

     The amounts reported in the consolidated balance sheets for assets and liabilities of companies held for disposal for CIB Construction reflect the elimination of intercompany loan and deposit balances.
     MICR
     At December 31, 2005 and 2004, MICR had assets of $0.6 million and $2.7 million, respectively, and liabilities of $0.5 million and $0.9 million, respectively. During 2005, MICR paid CIB Marine $1.2 million in dividends and during the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. The sale resulted in a pretax gain of $0.2 million and is included in income (loss) from discontinued operations on the consolidated statement of operations. CIB Marine is in the process of winding down the remaining affairs of this company. During 2004 and 2003, impairment losses of $1.9 million and $2.0 million, respectively, related to goodwill on MICR, were recognized and included within discontinued operations. At the time of sale, MICR had goodwill with a carrying value of $0.3 million. No impairment loss was recognized in 2005.

     The following table summarizes the composition of MICR’s balance sheet:

	December 31,	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$273	$288
Accounts receivable	—	765
Inventory	—	1,121
Accrued income tax receivable	122	—
Other current assets	200	28
Property and equipment, net	—	269
Goodwill, net	—	235

Total assets	$595	$2,706

Liabilities and stockholder’s equity:
Accrued income tax payable	$—	$404
Other liabilities	491	460
Stockholder’s equity	104	1,842

Total liabilities and stockholder’s equity	$595	$2,706

     MSI
     During the third quarter of 2004, CIB Marine sold to unrelated parties substantially all of the assets and operations of MSI, a mortgage origination and mortgage brokerage services company. The sale of the operations was accomplished through two separate transactions and resulted in a combined net pretax loss of $0.7 million on the sales. CIB Marine is in the process of winding down the remaining affairs of this company and has incurred certain liabilities with respect to the operations of the mortgage company. These liabilities include repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues, and certain reporting penalties.
     The following table summarizes the composition of MSI’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$24	$341
Loans held for sale	—	53
Net Loans	105	—
Property and equipment, net	—	35
Accrued income tax receivable	633	621
Other assets	44	379

Total assets	$806	$1,429

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$829	$303
Other liabilities	1,072	2,057

Total liabilities	1,901	2,360
Stockholder’s equity	(1,095)	(931)

Total liabilities and stockholder’s equity	$806	$1,429

     During the first quarter of 2004, based on the expected fair value of this subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss and the $0.7 million loss on the sale of substantially all its assets and operations are presented as discontinued operations on CIB Marine’s consolidated statement of operations. There were no impairment losses recognized during 2005.
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
Note 8 — Assets and Deposits of Branches Held For Sale
     In the second quarter of 2005, CIB Marine entered into an agreement for the sale of the deposits, property and equipment of its branch location in Sebring, Florida. In the fourth quarter of 2005, CIB Marine sold these certain assets and liabilities and recognized a pretax gain of $0.3 million. As of the date of closing, the deposits of this branch were $5.6 million, and total property and equipment sold net of accumulated depreciation was $0.3 million. Additionally, during 2005, CIB Marine recognized a $0.2 million impairment loss based on a signed agreement for the sale of its former branch building located in Bloomington, Illinois. The gain on sale of Sebring and the impairment loss on the Bloomington building are included in other noninterest expense on the consolidated statement of operations.
     At December 31, 2005, three of CIB Marine’s subsidiary banks had for sale the deposits and certain property and equipment of five of their branches. Three of the branches were located in Illinois, one in Wisconsin and one in Omaha, Nebraska. At December 31, 2005, the total deposits of these five branches was $67.0 million and the total property and equipment net of accumulated depreciation was $0.7 million. These assets and liabilities are included in assets and deposits held for sale as of December 31, 2005.
Note 9 — Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2005	2004
	(Dollars in thousands)
Prepaid expenses	$1,113	$1,266
Accounts receivable	638	1,395
Trust preferred securities underwriting fee, net of amortization	1,390	1,445
Investment in trust common securities	2,654	2,481
Other investments	3,562	3,257
Income tax receivable	3,391	7,945
Other	101	90

	$12,849	$17,879

The major components of other investments are as follows:
•
Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $1.8 million at December 31, 2005 and $2.1 million at December 31, 2004. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Interest in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of December 31, 2005 has invested $0.9 million. The carrying value of these investments was cost less other-than-temporary impairment, which was estimated to be $0.7 million at December 31, 2005 and $0.8 million at December 31, 2004. During 2005, CIB Marine recognized an impairment loss of $0.1 million on these investments due to a reduction in CIB Marine’s interest in the equity value in one of the two investments. The impairment loss is included within write down and losses on assets.

•
Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment as of December 31, 2005 and 2004 was $0.8 million and $0.1 million, respectively.

Note 10 — Deposits
     The aggregate amount of time deposits of $100,000 or more at December 31, 2005 and 2004 were $132.2 million, including $9.8 million in deposits of branches held for sale, and $248.5 million, respectively. Included in time deposits are brokered deposits of $45.0 million at December 31, 2005 and $62.0 million at December 31, 2004.
     At December 31, 2005, the scheduled maturities of time deposits are as follows:

December 31, 2005
(Dollars in thousands)
2006	$316,268
2007	135,427
2008	45,598
2009	28,603
2010	11,607
Thereafter	8,093
Deposits of branches held for sale (1)	(46,805)

$498,791

(1)	Deposits held by branches classified as held for sale at December 31, 2005.
Note 11 — Short-Term Borrowings
     Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities.
     The following is a summary of short-term borrowings for each of the two years ended December 31:

	At Year end		For the Year
		Weighted-	Daily	Weighted-	Highest
		Average	Average	Average	Balances at
	Balance	Rate	Balances	Rate	Month End
	(Dollars in thousands)
2005
Federal funds purchased and securities sold under repurchase agreements	$20,981	3.50%	$24,728	3.00%	$25,367
Treasury, tax and loan note	4,020	4.06	905	5.93	4,028

Total short-term borrowings	$25,001	3.56%	$25,633	3.10%

2004
Federal funds purchased and securities sold under repurchase agreements	$13,269	1.67%	$24,034	1.40%	$44,506
Federal Home Loan Bank notes	—	—	435	1.68	2,500
Revolving lines of credit	—	—	25,033	5.19	31,726
Treasury, tax and loan note	5,540	2.03	2,273	0.97	7,167
Mortgage note payable	—	—	9,542	7.34	27,134

Total short-term borrowings	$18,809	1.78%	$61,317	3.86%

     At December 31, 2005 and 2004, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $4.9 million at December 31, 2005 and $5.0 million at December 31, 2004.
     During 2004 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, the credit status of all of CIB Marine’s subsidiary banks was reduced. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal discount window. The restrictions were removed during 2005, and at December 31, 2005, only two of the subsidiary banks were required to pledge securities in order to have access to the federal discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends.
Note 12 — Long-Term Borrowings
     Long-term borrowings consist of borrowings having an original maturity of greater than one year.
FHLB
     The following table presents information regarding amounts payable to the FHLB of Chicago. All of the borrowings shown in the following table are fixed rate borrowings.

				Scheduled	Callable Quarterly
December 31,				Maturity	@ Par After
2005		2004
Balance	Rate	Balance	Rate
	(Dollars in thousands)
$3,250	4.95%	$3,250	4.95%	01/16/08	01/16/01
2,000	4.95	2,000	4.95	01/16/08	01/16/01
2,000	5.09	2,000	5.09	02/20/08	02/20/01

$7,250	4.99%	$7,250	4.99%

     CIB Marine is required to maintain qualifying collateral as security for both the short — term and long — term FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from a 60% loan to value for 1-4 Family Loans (held for sale) to 95% on U.S. Treasury and Agency Obligation securities. At December 31, 2005 and 2004, CIB Marine had assets pledged as part of a collateral arrangement with the Chicago FHLB valued at $11.5 million and $32.1 million, respectively. These assets consisted of securities with a market value of $12.6 million and $34.7 million at December 31, 2005 and 2004, respectively.
     During 2004 and part of 2005, the Federal Reserve Bank required all of CIB Marine’s bank subsidiaries to pledge securities in order to have access to the Fed Discount window as a result of the deterioration in the financial condition of CIB Marine and these subsidiary banks. At December 31, 2005, only two of CIB Marine’s bank subsidiaries were required to pledge securities in order to have access to the Fed Discount window.
Junior Subordinated Debentures
     CIB Marine had the following junior subordinated debentures outstanding at December 31, 2005 and 2004:

	December 31,
			Issue	Interest		Callable
	2005	2004	Date	Rate	Maturity Date	After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	$10,310	03/23/00	10.88%	03/08/30	03/08/10
CIB Statutory Trust III	15,464	15,464	09/07/00	10.60	09/07/30	09/07/10
CIB Statutory Trust IV	15,464	15,464	02/22/01	10.20	02/22/31	02/22/11
CIB Statutory Trust V	20,619	20,619	09/27/02	Variable (1)	09/27/32	09/30/07

Total junior subordinated debentures	$61,857	$61,857

(1)	Three-month LIBOR + 3.40% adjusted quarterly.

     CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the debentures. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments and as a result the Trusts deferred distributions on the trust preferred securities. At December 31, 2005 and 2004, CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $14.1 million and $7.5 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital, subject to regulatory limitations.
     The Federal Reserve Board adopted a rule limiting the inclusion of junior subordinated debentures in the Tier 1 equity capital. The ruling limited the total restricted Tier 1 capital elements, including junior subordinated debentures, net of investment in trust, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2005, CIB Marine included approximately $26.3 million of its junior subordinated debentures in total Tier 1 capital. In connection with the sale of CIB — Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine’s trust preferred securities. The obligation to pledge the stock was terminated on November 30, 2006.
Note 13 — Other Liabilities

	December 31,
	2005	2004
	(Dollars in thousands)
Accounts payable	$459	$344
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	201	190
Accrued compensation and employee benefits	913	1,169
Accrued professional fees	1,476	1,546
Accrued other expenses	997	1,138
Fair value of derivatives	37	—
Other liabilities	427	719

	$5,235	$5,831

     Changes in the accrual for unfunded standby letters of credit are as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$725	$15,747	$1,000
Transfer to allowance for loan losses for funded standby letters of credit	—	(5,000)	—
Charge-offs	—	(6,255)	—
Provision for losses on unfunded commitments and standby letters of credit:
Continuing Operations	—	725	—
Discontinued Operations	—	(1,900)	14,747
Reduction of accrual for unfunded loan commitments and standby letters of credit losses due to sale of CIB — Chicago	—	(2,592)	—

Balance at end of year	$725	$725	$15,747

Note 14 — Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The balances of loans classified as receivables from sale of stock totaled $0.2 million and $0.9 million as of December 31, 2005 and 2004, respectively. Interest earned on these loans was $0.04 million in 2005, $0.2 million in 2004 and $0.3 million in 2003 and is included in interest and dividend income-loans and discontinued operations as appropriate.
Treasury Stock
     Certain of CIB Marine’s subsidiary banks have acquired CIB Marine stock through collection efforts when the borrowers defaulted on their loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses. CIB Marine did not acquire or sell any shares during 2005. During 2004, CIB Marine acquired 137,002 shares at a cost of $0.6 million. In conjunction with the sale of CIB — Chicago in November 2004, CIB Marine sold 210,950 shares of treasury stock which were previously acquired and held by CIB — Chicago, and which had a book value of $2.6 million, and recorded a $1.8 million reduction in its retained earnings. Treasury Stock was $0.2 million at both December 31, 2005 and 2004.
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
     At December 31, 2005, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine FSB, Marine - Wisconsin and CIB — Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. At December 31, 2004, Marine FSB was classified as well capitalized and Central Illinois Bank, Marine — Wisconsin, CIB — Indiana and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at both December 31, 2005 and 2004, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     In the second quarter of 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank and, Central Illinois Bank, Marine — Wisconsin and CIB — Indiana each consented to the issuance of Cease and Desist Orders (“Orders”) with banking regulatory authorities. Additionally, in the third quarter of 2004, Citrus Bank entered into a Written Agreement (“Agreement”) with the Office of the Comptroller of the Currency. Among other items, the Orders and Agreements restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage Capital level equal to or exceeding 8% of the bank’s total assets. The Agreement with the OCC also requires Citrus Bank to maintain a total capital ratio of not less than 14%. In April 2005, the Cease and Desist Orders at Marine - Wisconsin and CIB — Indiana were each terminated as a result of improvements at such banks and replaced with Memoranda of Understanding (“Memoranda”), which were entered into in March 2005. These restrictions are in force until such Orders, Memoranda and Agreements are terminated. Failure to comply with the Orders, Memoranda or Agreements could have a material adverse effect on CIB Marine and its operations. As of December 31, 2005, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Orders, Memoranda and Agreements.

     The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2005
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$150,629	21.37%	$56,380	8.00%	$70,475
Central Illinois Bank	57,310	16.69	27,476	8.00	34,345	10.00%
Marine — Wisconsin	27,643	19.30	11,458	8.00	14,322	10.00
CIB — Indiana	12,849	18.30	5,618	8.00	7,022	10.00
Marine FSB	9,495	19.02	3,994	8.00	4,992	10.00
Citrus Bank (1)	20,429	23.02	7,098	8.00	8,873	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$108,015	15.33%	$28,190	4.00%	$42,285
Central Illinois Bank	52,857	15.39	13,738	4.00	20,607	6.00%
Marine — Wisconsin	25,839	18.04	5,729	4.00	8,593	6.00
CIB — Indiana	12,086	17.21	2,809	4.00	4,213	6.00
Marine FSB	8,866	17.76	1,997	4.00	2,995	6.00
Citrus Bank	19,307	21.76	3,549	4.00	5,324	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$108,015	9.20%	$46,968	4.00%	$58,710
Central Illinois Bank (2)	52,857	8.73	24,211	4.00	30,264	5.00%
Marine — Wisconsin (2)	25,839	11.46	9,015	4.00	11,269	5.00
CIB — Indiana (2)	12,086	12.05	4,013	4.00	5,016	5.00
Marine FSB	8,866	10.90	3,255	4.00	4,069	5.00
Citrus Bank (2)	19,307	12.94	5,969	4.00	7,461	5.00

December 31, 2004
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$164,532	17.47%	$75,363	8.00%	$94,204
Central Illinois Bank	62,536	13.67	36,607	8.00	45,759	10.00%
Marine — Wisconsin	25,085	12.26	16,374	8.00	20,468	10.00
CIB — Indiana	12,372	13.61	7,274	8.00	9,093	10.00
Marine FSB	10,215	17.50	4,671	8.00	5,839	10.00
Citrus Bank (1)	20,383	18.73	8,706	8.00	10,882	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$123,501	13.11%	$37,682	4.00%	$56,522
Central Illinois Bank	56,702	12.39	18,304	4.00	27,455	6.00%
Marine — Wisconsin	22,455	10.97	8,187	4.00	12,281	6.00
CIB — Indiana	11,220	12.34	3,637	4.00	5,456	6.00
Marine FSB	9,482	16.24	2,335	4.00	3,503	6.00
Citrus Bank	19,007	17.47	4,353	4.00	6,529	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$123,501	5.63%	$87,793	4.00%	$109,741
Central Illinois Bank (2)	56,702	8.39	27,018	4.00	33,772	5.00%
Marine — Wisconsin (2)	22,455	7.78	11,544	4.00	14,430	5.00
CIB — Indiana (2)	11,220	8.85	5,071	4.00	6,338	5.00
Marine FSB	9,482	10.83	3,502	4.00	4,377	5.00
Citrus Bank (2)	19,007	10.42	7,294	4.00	9,118	5.00

(1)	The Written Agreement Citrus Bank entered into with the OCC requires Citrus Bank to maintain total capital of at least 14%.

(2)	Pursuant to the respective regulatory Order, Memoranda and Agreements, the banks are required to maintain a Tier 1 leverage Capital level equal to or exceeding 8% of total assets
     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. Pursuant to the respective Order, Memoranda and Agreements, and throughout such time as the Order, Memoranda and

Agreements remain in effect, these subsidiary banks may not pay a dividend to CIB Marine and CIB Marine cannot declare or pay dividends without first obtaining the consent of the regulators. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from its subsidiary banks during 2005, and at December 31, 2005, only one subsidiary bank, Marine FSB, had retained earnings available for the payment of dividends to CIB Marine in the amount of $0.1 million.
Federal Deposit Insurance
     As FDIC-insured institutions, each of CIB Marine’s subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC has adopted a premium rate schedule, which provides for an assessment range of 0% to 0.27% of domestic deposits, depending on the capital category and supervisory category to which a bank is assigned. As of December 31, 2005, the assessment rate for Central Illinois Bank was 0.17% and the assessment rate for the other banks was 0.03%. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC is also authorized to terminate an institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for CIB Marine’s banks would have a material adverse effect on CIB Marine. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. The quarterly debt service assessment rate for all banks was 0.0134%.
Note 15 — Other Expense
     Other expense consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Payroll and other processing charges	$125	$133	$133
Correspondent bank charges	291	372	384
Advertising/marketing	1,135	691	658
Communications	1,310	1,182	1,405
Supplies and printing	581	421	444
Shipping and handling	703	807	707
Collection expense	248	221	103
FDIC and state assessment	1,768	1,634	492
Recording and filing fees	185	116	98
Foreclosed property	46	111	408
Litigation settlements	—	—	50
Other expense	3,015	2,705	2,589

Total other expense	$9,407	$8,393	$7,471

Note 16 — Loss Per Share
     The following provides a reconciliation of basic and diluted loss per share:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(13,144)	$(28,551)	$(48,562)

Weighted average shares outstanding:
Basic	18,333,779	18,245,884	18,286,550
Effect of dilutive stock options outstanding	—	—	—

Diluted	18,333,779	18,245,884	18,286,550

Per share loss:
Basic	$(0.72)	$(1.56)	$(2.66)
Effect of dilutive stock options outstanding	—	—	—

Diluted	$(0.72)	$(1.56)	$(2.66)

Note 17 — Financial Instruments with Off-Balance Sheet Risk
     The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	December 31,
	2005	2004
	(Dollars in thousands)
Commitments to extend credit	$186,187	$192,571
Standby letters of credit	7,222	11,626
Interest rate swaps	15,807	20,930
     CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.
     Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at December 31, 2005, is $7.2 million with a weighted average term of approximately 5 months. CIB Marine has accrued liabilities of $0.7 million at both December 31, 2005 and 2004 for probable losses related to certain standby letters of credit. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.
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
     At December 31, 2005, CIB Marine is primarily involved with derivative financial instruments in the form of interest rate swaps utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine generally deals with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2005. In addition, CIB Marine holds warrants for the purchase of common stock of a publicly traded company.
     CIB Marine had $10.0 million notional value of receive fixed/pay floating interest rate swaps outstanding as of December 31, 2005 used to hedge fixed rate deposits with matching interest payment frequencies, maturities, option features and amounts. As of December 31, 2005, these swaps received Fair Value Hedge accounting treatment under SFAS 133. CIB Marine had $5.8 million notional value of pay fixed/receive floating interest rate swaps outstanding as of December 31, 2005 used to hedge fixed rate loans. These swaps are accounted for as Fair Value Hedges under SFAS 133 as of December 31, 2005. At December 31, 2005, CIB Marine also had $0.3 million carrying value in warrants not designated as a hedging strategy under SFAS 133. Market value changes during the period of the interest rate swaps and the hedged assets are reflected in other noninterest income in the statement of operations.
     The fair value of derivatives that fail to qualify as a hedge and the ineffective position of derivatives that do qualify as a hedge is charged to other expense or credited to other income in the period of the change in fair value. Such amounts charged to net income in 2005, 2004 and 2003 were $0.1 million, $(0.02) million, $0.05 million, respectively. The fair value adjustment of warrants charged to net income in 2005, 2004 and 2003 were $0.06 million, $0.27 million and $0.00 million, respectively.

Note 18 – Commitments and Contingencies
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
     In June 2004, Central Illinois Bank commenced an action in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, against John C. Hadley and Mary Lydia Hadley, CIB Marine’s largest individual shareholders at the time, for damages arising out of the Hadleys’ default in December 2003 of certain loan obligations (the “State Litigation”) and subsequently obtained a confession of judgment. The loans approximate $9.7 million plus interest and attorneys fees and are secured by CIB Marine stock and the accounts receivable, inventory, equipment and other personal property of the borrowers and their restaurant supply and coin businesses. In December 2004, the Hadleys consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code pending in the United States Bankruptcy Court for the Central District of Illinois (the “Bankruptcy Case”). The Hadleys stayed the State Litigation and, in the third quarter of 2006, the Hadleys filed a counterclaim against Central Illinois Bank in the dischargeability adversary proceeding that sought to recover $35.0 million in actual damages and punitive damages for the alleged loss or substitution by Central Illinois Bank of certain rare coins and collectibles which the Hadleys alleged were pledged to the bank as collateral, sought to recover certain alleged preferential transfers and sought to equitably subordinate the bank’s claim to those of unsecured creditors. Central Illinois Bank and the Hadleys have settled these matters with the approval of the Bankruptcy Court. According to the settlement agreement, the adversary complaint and counterclaims in the Bankruptcy Court and the State Litigation were dismissed with prejudice and without admitting any fault or liability; the parties exchanged mutual general releases of claims among the Hadleys, Central Illinois Bank and its parent and affiliated corporations, preserving only the Hadleys’ claims as members of a putative plaintiff class in an action currently pending in the United States District Court for the Eastern District of Wisconsin entitled Dennis Lewis, et al. v. CIB Marine Bancshares, Inc., et al., Case No. 05-C-1008 or as individual plaintiffs in an “opt out” action against some or all of the same parties alleging substantially the same claims; and Central Illinois Bank discharged, waived, released and assigned its claims in the Bankruptcy Case to the Hadleys’ bankruptcy estate, returned to the Hadleys’ bankruptcy estate all collateral security held by Central Illinois Bank and paid the bankruptcy estate $1.75 million in the first quarter of 2007. CIB Marine recorded a $1.75 million contingent liability expense in 2006 related to the settlement.
     In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine and “Central Illinois Bancorp, Inc.” in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine’s and Central Illinois Bancorp, Inc.’s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff in connection with his employment. In March 2005, Plaintiff amended his complaint to add the former President and CEO of CIB Marine as a defendant based upon claims of alleged fraudulent concealment. (Claims filed in the action against CIB Marine’s independent registered public accounting firm KPMG LLP (hereinafter “KPMG”) and a now retired partner of KPMG were voluntarily dismissed by the Plaintiff.) CIB Marine filed a motion to dismiss several of Plaintiff’s claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion was denied. All discovery has been stayed in this action by an order of the federal court in the Dennis Lewis case described later in this section, with the result that this suit is currently dormant. Plaintiff has filed a motion in the Lewis case to vacate the discovery stay in this case. No date has been set for a ruling on that motion, which CIB Marine and the other defendants in the Lewis case opposed. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.
     On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine, certain of its current and former officers and directors, and KPMG The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation, and have not been reasserted in the consolidated complaint. Plaintiffs sought to maintain the action as a class action on behalf of all persons who purchased common stock of CIB Marine between April 12, 1999, and April 12, 2004, claiming violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine and KPMG under Section 20(a) of the Securities Exchange Act as controlling persons. The substance of the complaint is that the financial condition of CIB Marine was overstated with the result that members of the purported class acquired their CIB Marine stock at inflated prices. Plaintiffs seek money damages, interest, attorneys’ fees and costs. The federal court in Urbana, Illinois granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin, where the action is now pending.
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
Note 19 – Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2005, options to purchase 614,243 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.
     The following table shows activity relating to stock options.

		Range of	Weighted
	Number of	Option Prices	Average
	Shares	per Share	Exercise Price

Shares under option at December 31, 2002	1,533,251	$4.95-25.08	$16.27
Granted	—	—	—
Lapsed or surrendered	(59,201)	13.07-23.22	17.78
Exercised	(34,200)	4.95-13.07	5.89

Shares under option at December 31, 2003	1,439,850	$8.50-25.08	$16.45

Granted	—	$—	$—
Lapsed or surrendered	(648,519)	8.50-25.08	16.58
Exercised	—	—	—

Shares under option at December 31, 2004	791,331	$8.50-23.66	$16.35

Granted	523,750	$4.10	$4.10
Lapsed or surrendered	(293,594)	4.10-23.66	13.63
Exercised	—	—	—

Shares under option at December 31, 2005	1,021,487	$4.10-23.66	$10.85

Share exercisable at December 31, 2005	528,832	$10.87-23.66	$16.40

     The following table summarizes information about stock options outstanding at December 31, 2005.

			Options Outstanding			Options Exercisable
				Weighted
			Number of	Average	Weighted	Number of	Weighted
			Shares	Remaining	Average	Shares	Average
Range of Option			Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices			at 12/31/05	Life (Years)	Price	at 12/31/05	Prices

$4.10	—	6.60	471,750	9.76	$4.10	—	$—
6.70	—	9.20	—	—	—	—	—
9.30	—	11.80	39,750	0.32	10.87	39,750	10.87
11.90	—	14.40	169,200	2.12	13.08	169,200	13.08
14.50	—	17.00	115,050	3.58	16.24	115,050	16.24
17.10	—	19.60	117,966	4.57	18.40	117,966	18.40
19.70	—	22.20	2,038	5.66	22.07	1,630	22.07
22.30	—	23.66	105,733	5.92	22.91	85,236	22.91

$4.10	—	23.66	1,021,487	6.43	$10.85	528,832	$16.40

Note 20 – Other Benefit Plans
     CIB Marine provides a defined contribution 401(k) plan to all employees of CIB Marine and its subsidiaries who have attained age 18. Employees enter the plan on the first entrance date after their start date. Entrance dates are January 1 and July 1 of each year. The plan permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Participants age 50 or older are allowed to make a stated amount of additional contributions on a tax deferred basis as permitted by law. In 2003, CIB Marine matched 25% of the employee’s contribution up to 4% of compensation. During the first quarter of 2004, CIB Marine suspended the matching contribution. In 2005, CIB Marine reinstated and increased the matching contribution to 50% of the employee’s contribution up to 6% of compensation. The total expenses incurred for employer matching contributions to the plan were $0.4 million in 2005, $0.1 million in 2004, and $0.3 million in 2003. All administrative costs to maintain the plan are paid by the plan.
     CIB Marine has an employee stock ownership plan for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2005, the plan held 205,836 shares of common stock, all of which have been allocated to participants. CIB Marine recognizes compensation expense for its contributions to the plan. During 2003, CIB Marine made contributions of $0.4 million to the plan. In the first quarter of 2004, CIB Marine suspended contributions to the ESOP, did not make contributions to the plan in either 2005 or 2004, and does not currently have any plan to reinstate such contributions. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.
Note 21 – Income Taxes
     The provision for income taxes (benefits) on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$(1,152)	$(5,781)	$(9,109)
State	(56)	(370)	(90)
Deferred (benefit)	—	911	11,105

	$(1,208)	$(5,240)	$1,906

     A reconciliation of the income tax provision (benefit) and income taxes from continuing operations, which would have been provided by applying the federal statutory rate of 35%, is as follows:

	For the Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Income tax benefit at statutory tax rate	$(5,023)	(35.0)%	$(11,827)	(35.0)%	$(16,330)	(35.0)%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax effect	(63)	(0.4)	(2,845)	(8.4)	(4,061)	(8.7)
Tax-exempt interest	(548)	(3.8)	(650)	(1.9)	(778)	(1.7)
Affordable housing credits	(359)	(2.5)	(360)	(1.1)	(339)	(0.7)
Valuation allowance	4,163	29.0	9,328	27.6	23,247	49.8
Other, net	622	4.3	1,114	3.3	167	.4

	$(1,208)	(8.4)%	$(5,240)	(15.5)%	$1,906	4.1%

     The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets reported in other assets in the accompanying consolidated balance sheets are as follows:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Loss carryforwards (1)	$53,121	$48,406	$5,306
Tax credit carryforwards	1,817	1,457	1,550
Allowance for loan losses	9,759	11,698	41,042
Goodwill and intangible assets	6	1,609	4,285
Allowance for unfunded loan commitments	—	291	5,728
Net unrealized loss in securities available for sale	1,322	252	—
Other real estate owned	498	455	1,035
Other	2,075	1,135	921

Deferred tax assets before valuation allowance	68,598	65,303	59,867
Valuation allowance	(67,193)	(64,074)	(48,796)

Net deferred tax assets	1,405	1,229	11,071
Deferred tax liabilities:
Net unrealized gain in securities available for sale	$—	$—	$798
Fixed assets	429	613	1,242
REIT Income	—	—	7,511
FHLB stock dividends	786	489	375
Other	190	127	234

Total deferred tax liabilities	1,405	1,229	10,160

Net deferred tax assets	$—	$—	$911

(1)	Includes U.S. federal net operating, capital loss and charitable contribution carryforwards
     The change in the net deferred tax assets as reported in other assets in the accompanying consolidated balance sheets is as follows:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Deferred tax benefits (expenses) included in continuing operations provision	$—	$(911)	$(11,105)
Change in net deferred tax of discontinued operations (not in held for sale/disposal in prior years)	—	—	(150)
Reverse change in net deferred tax of company held for disposal (not in discontinued operations)	—	—	(88)
Deferred tax included in other comprehensive income	—	1,050	2,051
Valuation allowance against deferred tax in other comprehensive income	—	(1,050)	798

Total increase (decrease) in net deferred tax assets	$—	$(911)	$(8,494)

     With respect to continuing and discontinued operations, there were U.S. federal net operating loss, capital loss and charitable contribution carryforwards of approximately $141.9 million, $128.5 million and $21.6 million at December 31, 2005, 2004 and 2003, respectively, and state net operating loss, capital loss and charitable contribution carryforwards of approximately $207.6 million, $221.0 million and $101.2 million at December 31, 2005, 2004 and 2003, respectively. In 2004, the sale of CIB – Chicago resulted in a capital loss of $73.2 million. The net operating loss carryforwards will expire in varying amounts between 2007 and 2025. $13.5 million of the U.S. federal net operating loss carryforwards were acquired in connection with the Canron acquisition, of which $6.7 million will not be available due to separate return year limitations. Included in the carryforwards at December 31, 2005 are $76.6 million of capital loss carryforwards, of which $2.1 million is attributable to Canron. The capital loss carryforwards expire in 2008 and 2009. Excluded from the approximately $128.5 million of carryforwards at December 31, 2004 are U.S. federal net operating loss carryforwards of $36.1 million, state net operating loss carryforwards of $27.3 million and capital loss carryforwards of $2.5 million which were allocated to sold subsidiaries and are no longer available to the company.
     CIB Marine had Alternative Minimum Tax (“AMT”) credit carryforwards of $0.7 million at December 31, 2005 and 2004 and $1.0 million at December 31, 2003. $0.1 million of the AMT credit carryforward was acquired in connection with the Canron acquisition. There were also $1.3 million of General Business Credit carryforwards at December 31, 2005, which will expire in varying amounts between 2007 and 2010. Excluded from the above, are AMT credit carryforwards of $0.5 million and General Business Credit carryforwards of $0.3 million were allocated to sold subsidiaries and are no longer available to the company.
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
     Due to the significant losses in 2005 and the expectation of additional losses in 2006, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2005 will be realized in their entirety. As of December 31, 2005 and 2004, no U.S. federal or state loss carryback potential remains. Therefore, a valuation allowance has been provided by way of a charge to federal and state tax expense to reduce the net U.S. federal and state deferred tax asset to zero.
     In 2003 through 2005, valuation allowances have been established against state deferred tax assets for those entities which have state net operating loss carryforwards in which management believes that it is not more likely than not that the state deferred tax assets will be realized.
     Like many financial institutions with banking operations in Wisconsin, CIB Marine’s Wisconsin bank subsidiary is under audit by the Wisconsin Department of Revenue (“WDOR”) relative to its Nevada investment subsidiary. CIB Marine believes it complied with Wisconsin law and that it is not liable for any taxes or interest that the WDOR may claim. At December 31, 2005 and 2004, CIB Marine has an accrued liability including interest of $0.1 million. CIB Marine has not made a decision as to whether it will contest the matter or settle with the WDOR, however, CIB Marine does not expect resolution of this matter to have a material effect on its consolidated financial position, results of operations or cash flows beyond the amounts accrued.
     Similarly, CIB Marine is currently under audit by the Illinois Department of Revenue (“IDR”) relative to its investment in an Illinois REIT. The REIT was formed as a subsidiary of a former Illinois subsidiary that was sold in 2004. Although CIB Marine believes it has both statutory authority and sound business purposes for establishing the REIT, the IDR audit has caused it to re-examine its Illinois tax exposure. Consequently CIB Marine charged its 2005 discontinued operations in the amount of $1.9 million to recognize its exposure.
     Additionally, Canron had a net reduction in prior year exposure items of $0.4 million related to certain individually insignificant items.
Note 22 – Fair Value of Financial Instruments
     The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).

	December 31, 2005
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$112,912	$112,912
Securities	493,409	493,409
Loans, net	490,662	492,580
Accrued interest receivable	5,133	5,133
Financial liabilities:
Deposits	867,700	864,089
Deposits of branches held for sale	66,991	66,616
Short-term borrowings	25,001	25,001
Long-term borrowings	7,250	7,441
Junior subordinated debentures	61,857	65,470
Accrued interest payable	16,896	16,896

	December 31, 2005
	Contractual
	or Notional	Carrying	Estimated
	Amount	Amount	Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$186,187	$—	$—
Standby letters of credit	7,222	(753)	(753)
Interest rate swap agreements	15,807	(37)	(37)

	December 31, 2004
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$233,935	$233,935
Securities	379,024	379,024
Loans, net	717,064	719,981
Accrued interest receivable	5,122	5,122
Financial liabilities:
Deposits	1,178,488	1,180,687
Short-term borrowings	18,809	18,809
Long-term borrowings	7,250	7,734
Junior subordinated debentures	61,857	66,780
Accrued interest payable	10,644	10,644

	December 31, 2004
	Contractual
	Or Notional	Carrying	Estimated
	Amount	Amount	Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$192,571	$—	$—
Standby letters of credit	11,626	(800)	(800)
Interest rate swap agreements	20,930	(13)	(13)
     An accrued liability for probable losses on unfunded commitments to extend credit and standby letters of credit totaled $0.7 million at both December 31, 2005 and 2004.
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
     Off-Balance Sheet Instruments
     The fair value and carrying value of letters of credit and unused and open ended lines of credit have been estimated based on the unearned fees charged for those commitments net of accrued liability for probable losses.
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

Note 23 – Parent Company Financial Statements
     The condensed financial statements of the parent company only, are presented as follows:
Condensed Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$33,743	$27,533
Investments in subsidiaries	117,681	121,070
Loans to subsidiaries	617	3,424
Premises and equipment, net	1,376	1,471
Investment in subsidiaries held for disposal	(2,884)	4,385
Foreclosed properties	888	888
Other investments	2,970	3,269
Income tax receivable	178	—
Other assets	2,919	3,602

Total assets	$157,488	$165,642

Liabilities
Accrued interest payable	$14,069	$7,489
Accrued income taxes	—	292
Junior subordinated debentures	61,857	61,857
Other liabilities	2,380	3,112

Total liabilities	78,306	72,750
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,163	158,163
Accumulated deficit	(93,528)	(81,867)
Accumulated other comprehensive loss, net	(3,435)	(642)
Receivables from sale of stock	(202)	(946)
Treasury stock at cost, 12,663 shares	(162)	(162)

Total stockholders’ equity	79,182	92,892

Total liabilities and stockholders’ equity	$157,488	$165,642

Condensed Statements of Operations

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest and Dividend Income
Dividends from subsidiaries	$2,650	$7,200	$22,250
Loan and other interest from subsidiaries	907	320	298
Other	—	—	—

Total interest and dividend income	3,557	7,520	22,548
Interest Expense
Short-term borrowings	—	1,170	965
Junior subordinated debentures	6,636	5,710	5,198

Total interest expense	6,636	6,880	6,163

Net interest income (loss)	(3,079)	640	16,385
Noninterest income
Equity in undistributed earnings (loss) of subsidiaries	(1,819)	(24,597)	(144,093)
Fees from subsidiaries	7,348	11,660	11,267
Gain on sale of assets/subsidiaries, net	—	14,889	—
Other income	346	120	2,884

Total noninterest income (loss)	5,875	2,072	(129,942)
Noninterest expense
Compensation and employee benefits	11,179	12,240	12,570
Equipment	1,155	1,079	678
Occupancy and premises	966	815	827
Professional services	1,431	3,817	769
Write down and losses on assets	113	1,075	2,406
Other	2,413	1,964	2,323

Total noninterest expense	17,257	20,990	19,573

Loss before income taxes	(14,461)	(18,278)	(133,130)
Income tax expense (benefit)	(2,800)	(931)	4,518

Net loss	$(11,661)	$(17,347)	$(137,648)

Condensed Statement of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(11,661)	$(17,347)	$(137,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(721)	24,597	144,093
Depreciation and amortization	614	623	454
Deferred tax expense (benefit)	—	(6,244)	6,570
Write down and losses on assets	113	1,075	2,408
Gain on sale of subsidiaries	—	(14,889)	—
Decrease (increase) in interest receivable and other assets	224	(1,877)	(3,107)
Increase in interest payable junior subordinated debentures	6,581	5,655	1,505
Increase (decrease) in other interest payable and other liabilities	(1,200)	(325)	3,375

Net cash provided by (used in) operating activities	(6,050)	(8,732)	17,650
Cash Flows from Investing Activities:
Decrease in investment in limited partnerships and other investments	—	3,022	899
Net (increase) decrease in loans	2,807	5,137	(3,008)
Net increase in investment in subsidiaries	—	(19,350)	(23,081)
Dividends received from subsidiaries	2,650	7,200	22,250
Capital expenditures	(465)	(236)	(1,080)
Decrease (increase) in investment in subsidiaries held for disposal	7,268	(4,384)	—
Sale of subsidiaries, net of cash	—	68,891	—

Net cash provided by (used in) investing activities	12,260	60,280	(4,020)
Cash Flows from Financing Activities:
Proceeds from stock options exercised	—	—	414
Sale of treasury stock (1)	—	(1,761)	—
Net decrease in short-term borrowings	—	(23,595)	(13,216)

Net cash used in financing activities	—	(25,356)	(12,802)

Net increase in cash and cash equivalents	6,210	26,192	828
Cash and cash equivalents, beginning of year	27,533	1,341	513

Cash and cash equivalents, end of year	$33,743	$27,533	$1,341

(1)	Treasury stock sold in conjunction with the sale of CIB – Chicago.

Note 24 – Quarterly Consolidated Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	TOTAL
	(Dollars in thousands, except share data)
2005
Total interest income	$15,406	$14,675	$14,947	$14,821	$59,849
Total interest expense	8,383	8,633	8,817	8,962	34,795

Net interest income	7,023	6,042	6,130	5,859	25,054
Provision for credit losses	(1,127)	(1,916)	(5,238)	(388)	(8,669)

Net interest income after provision for credit losses	8,150	7,958	11,368	6,247	33,723
Gain on sale of investment securities, net	—	154	201	—	355
Other noninterest income	918	579	588	455	2,540
Other noninterest expense	13,089	13,922	12,434	11,525	50,970

Loss from continuing operations before income taxes	(4,021)	(5,231)	(277)	(4,823)	(14,352)
Income tax (benefit) expense	5	(162)	(2,113)	1,062	(1,208)

Loss from continuing operations	(4,026)	(5,069)	1,836	(5,885)	(13,144)
Discontinued operations:
Pretax income from discontinued operations	728	2,745	51	126	3,650
Pretax gain on sales of discontinued operations (1)	—	—	—	200	200

Total pretax income from discontinued operations	728	2,745	51	326	3,850
Taxes effect for discontinued operations	1,895	162	2,102	(1,792)	2,367

Net income from discontinued operations	(1,167)	2,583	(2,051)	2,118	1,483

Net loss	$(5,193)	$(2,486)	$(215)	$(3,767)	$(11,661)

Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.22)	$(0.28)	$0.10	$(0.32)	$(0.72)
Discontinued operations	(0.06)	0.14	(0.11)	0.11	0.08

Net Loss	$(0.28)	$(0.14)	$(0.01)	$(0.21)	$(0.64)

Diluted
Loss from continuing operations	$(0.22)	$(0.28)	$0.10	$(0.32)	$(0.72)
Discontinued operations	(0.06)	0.14	(0.11)	0.11	0.08

Net loss	$(0.28)	$(0.14)	$(0.01)	$(0.21)	$(0.64)

2004
Total interest income	$19,869	$17,832	$16,331	$15,947	$69,979
Total interest expense	10,270	9,321	8,933	8,763	37,287

Net interest income	9,599	8,511	7,398	7,184	32,692
Provision for credit losses	7,321	8,670	(738)	2,179	17,432

Net interest income (loss) after provision for credit losses	2,278	(159)	8,136	5,005	15,260
Other noninterest income	819	791	846	1,222	3,678
Other noninterest expense	13,050	13,598	13,645	12,436	52,729

Loss from continuing operations before income taxes	(9,953)	(12,966)	(4,663)	(6,209)	(33,791)
Income tax benefit	(1,401)	(1,142)	(1,176)	(1,521)	(5,240)

Loss from continuing operations	(8,552)	(11,824)	(3,487)	(4,688)	(28,551)
Discontinued operations
Pretax income (loss) from discontinued operations	(2,182)	(3,146)	3,632	2,188	492
Pretax gain (loss) on sales of discontinued operations (2)	—	235	(736)	15,627	15,126

Total pretax income (loss) from discontinued operations	(2,182)	(2,911)	2,896	17,815	15,618
Taxes effect for discontinued operations	1,061	1,130	1,198	1,025	4,414

Net income (loss) from discontinued operations	(3,243)	(4,041)	1,698	16,790	11,204

Net income (loss)	$(11,795)	$(15,865)	$(1,789)	$12,102	$(17,347)

Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.47)	$(0.65)	$(0.19)	$(0.25)	$(1.56)
Discontinued operations	(0.18)	(0.22)	0.09	0.92	0.61

Net income (loss)	$(0.65)	$(0.87)	$(0.10)	$0.67	$(0.95)

Diluted
Loss from continuing operations	$(0.47)	$(0.65)	$(0.19)	$(0.25)	$(1.56)
Discontinued operations	(0.18)	(0.22)	0.09	0.92	0.61

Net income (loss)	$(0.65)	$(0.87)	$(0.10)	$0.67	$(0.95)

(1)	In the fourth quarter of 2005, CIB Marine sold MICR and recognized a $0.2 million gain on the sale.

(2)	In the fourth quarter of 2004, CIB Marine sold CIB – Chicago and recognized a $15.6 million gain on the sale.

Note 25 – Subsequent Events
CIB Construction/Canron
     Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In 2006, Canron paid $1.0 million in dividends to CIB Construction and CIB Construction paid $1.6 million in dividends to CIB Marine. In the first quarter of 2007, Canron paid $0.9 million in dividends to CIB Construction and CIB Construction paid $1.0 million in dividends to CIB Marine. As of March 31, 2007, CIB Marine’s net investment in CIB Construction was approximately $(1.2) million.
Regulatory Orders and Agreements
     In January 2006, the Memoranda issued by the FDIC and applicable state banking regulators in April 2005 to Central Illinois Bank, Marine – Wisconsin and CIB – Indiana as a result of deficiencies in information technology were terminated. In September 2006, the Written Agreement with Citrus Bank was terminated. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding.
Liquidity
     During 2006 and into 2007, some of the borrowing sources customarily utilized by CIB Marine continued to be contingent on subsidiary bank pledges of fixed income investment securities, including availability of federal funds purchased with correspondent banks, short-term borrowing availability from the Federal Home Loan Bank of Chicago and borrowing availability at the Federal Reserve Bank’s discount window.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes during 2006, 332,916 shares of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In March 2006, 83,000 options were granted at an exercise price of $4.10 per share, and on November 16, 2006, an additional 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47, and as of March 31, 2007 there were 1,118,089 options outstanding with a weighted average exercise price of $8.38. In May 2007, an additional 74,000 options were granted at an exercise price of $4.10 per share.
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
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2005. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weakness in internal control over financial reporting which was reported in the 2004 Form 10-K continues to exist. As of December 31, 2005, CIB Marine has determined that although it has completed the implementation of the changes in controls and procedures that it believes are necessary to remediate the material weakness, the testing of the changes in controls had not yet been completed. Based on this evaluation, management has concluded that the disclosure controls and procedures were ineffective as of December 31, 2005, solely as a result of the material weakness in internal control over financial reporting described in the next paragraph.
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
     (b) Changes in Internal Control over Financial Reporting
     CIB Marine reported in its Form 10-K for the fiscal year ended December 31, 2004, that its disclosure controls and procedures were ineffective solely as a result of a material weakness in internal control over financial reporting. During 2005, CIB Marine took action to remediate this material weakness, including changes to internal control over financial reporting that have materially affected, or are likely to materially affect, the company’s internal control over financial reporting. These changes in internal control are identified below.
     For the three months ended September 30, 2005:
(i)	CIB Marine did not have sufficient or adequate policies and procedures over Information Technology change management.
•	The company completed the development and implementation of:
o	change management procedures;

o	enhanced change management controls; and

o	enhanced change management testing standards.

     There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth the names and ages of all Directors of CIB Marine at December 31, 2005, the period that each has held any position with CIB Marine, a brief account of each Director’s business experience during at least the past five years, and the expiration of such Director’s term. CIB Marine did not hold an annual meeting of shareholders during 2004 or 2005. Directors whose term would have otherwise expired during 2004 or 2005 remained on the Board of CIB Marine.
Directors

		Term Expired
	Serving	or Scheduled	Position with CIB Marine or Other Principal Occupation and Other
Name and Age	Since	to Expire	Directorships
José Araujo (60)	1988	2005
President of Joaraucar Consulting, Inc., an industrial gas service company, since October 1997; Director of Central Illinois Bank since 1987; and Chairman of the Board of Citrus Bank from March 2004 to January 2005, International Business Development Officer of Citrus Bank since April 2003, and Director of Citrus Bank since 2001. (1)

Norman E. Baker (59)	1988	2004
President and Chief Executive Officer of Estoy Pronto, Inc., a consulting and investment company, since July 1994; Chairman of Central Illinois Bank from February 2004 to March 2006, Director of Central Illinois Bank since 1988; Director of CIB – Indiana, from 1998 until its merger into Marine – Wisconsin in August 2006; Director of Marine – Wisconsin since September 2006, Chairman of Marine – FSB from February 2004 to June 2005 and Director of Marine – FSB from October 1999 until its merger into Marine – Wisconsin in March 2006.

W. Scott Blake (45)	1987	2004
President of Blake Capital Corp., a real estate development, investment and property management company, since July 1998; Chairman of CIB Marine since February 2004; Chairman of Marine – Wisconsin since March 2006; Director of Marine – Wisconsin since December 2002; Manager of CIB Marine Capital LLC since 2001; and Director of MICR, Inc. since 2000.(2) (3)

Stanley J. Calderon (60)	2004	2006
Director of CIB Marine since November 2004, President and Chief Executive Officer of CIB Marine since April 2004; Director of the following bank and nonbank subsidiaries of CIB Marine: Central Illinois Bank since December 2004, Marine – Wisconsin since February 2005; Citrus Bank since February 2005, and CIB Marine Information Services, Inc. since March 2005. Prior to joining CIB Marine, Mr. Calderon was Executive Vice President and Manager of Middle Market Banking for the Midwest Region of Bank One from 1999 to 2003.(4)

Steven C. Hillard (43)	2004	2006
President of HILMUN Holdings, Inc., a diversified holding company with interests in manufacturing and financial investments, since September 1991; Chief Executive Officer and Chairman of the Board of Pinnacle Door Company, a distributor and installer of garage doors, since September 1992; Managing member of HILMUN Development, LLC, a real estate development company, since 1993; Chairman, President and Chief Executive Officer of Strategic Capital Bancorp, Inc. from November 2002 to September 2004; President of CMI Johnson – Ross Corporation, a manufacturer of construction equipment, from July 1997 to

		Term Expired
	Serving	or Scheduled	Position with CIB Marine or Other Principal Occupation and Other
Name and Age	Since	to Expire	Directorships
			2001; Director of CIB Marine from 1991 to 2002 and since September 2004; and Director of MICR, Inc. since December 2004.(3)

Gary L. Longman (57)	2004	2006	Retired; Partner at KPMG, LLP from 1980 to 2000.

Jerry D. Maahs (74)	1987	2005
Chairman and Chief Executive Officer of Alto Shaam, Inc. since 2001; President and Chief Executive Officer of Alto Shaam, Inc. from 1968 to 2001; Chief Executive Officer of Enthermics, Inc., manufacturers of medical equipment products, since 1980; President and Chief Executive Officer of AS International, an international sales company since 1975; Director of The Howard Company, a provider of menu systems and retail merchandising displays, since 1994; and Director of Marine – Wisconsin since 1997.(5)

Donald M. Trilling (75)	1987	2004	Chairman of the Board of CIB Marine from September 1987 to February 2004; Secretary of Illini Tile Distributors Inc., an importer and distributor of ceramic tiles, from 1983 to 2002; Director of Central Illinois Bank from 1987 to April 2004.(6)

Howard E. Zimmerman (76)	1987	2005	Retired; Chairman of the Board of Zimmerman Real Estate Group, a real estate appraisal and consulting company since 1986.

(1)	Mr. Araujo passed away in March 2007.

(2)	Mr. Blake resigned as Chairman of CIB Marine in the first quarter of 2007. Mr. Blake remains a director of CIB Marine.

(3)	In November 2005, CIB Marine sold substantially all of the assets of MICR.

(4)
On March 2, 2007, Mr. Calderon resigned from his positions as President and Chief Executive Officer of CIB Marine and was succeeded by Mr. John P. Hickey, Jr. who was also appointed to CIB Marine’s Board of Directors in May, 2007. Mr. Calderon was appointed Chairman of the Board of Directors of CIB Marine on March 8, 2007. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Management Changes for additional information relative to management and Board of Directors changes.

(5)	Mr. Maahs passed away in April 2006.

(6)	In September 2003, Illini Tile Distributors, Inc. entered into liquidation through an assignment for the benefit of creditors under Illinois law.
Executive Officers
     The following table sets forth the names, ages and positions of all executive officers of CIB Marine at December 31, 2005, the period that each has held positions with CIB Marine, and a brief account of each officer’s business experience during at least the past five years. Under CIB Marine’s by-laws, executive officers are elected annually by the Board of Directors, and each executive officer holds office until his/her successor has been duly elected and qualified or until the earlier of his/her death, resignation or removal.

Name and Age	Office and Experience
Stanley J. Calderon (60)
Mr. Calderon has served as President and Chief Executive Officer of CIB Marine since April 2004; Director of CIB Marine since November 2004; and Director of the following bank and nonbank subsidiaries of CIB Marine:

Central Illinois Bank since December 2004, Marine – Wisconsin since February 2005, Citrus Bank since February 2005, and CIB Marine Information Services, Inc. since March 2005. Prior to joining CIB Marine, Mr. Calderon was Executive Vice President and Manager of Middle Market Banking for the Midwest Region of Bank One from 1999 to 2003.(1)

Michael L. Rechkemmer (56)
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

Steven T. Klitzing (42)
Mr. Klitzing is Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of CIB Marine and has held those positions since December 1993. Mr. Klitzing has been with CIB Marine since 1986 and has held various positions with CIB Marine and its subsidiaries since that date.

Daniel J. Rasmussen (39)
Mr. Rasmussen is Senior Vice President, General Counsel and Secretary of CIB Marine and has held those positions since April 2005. He was a Vice President and Senior Attorney of CIB Marine from 1999 to 2005. Prior to joining CIB Marine, Mr. Rasmussen was engaged in the private practice of law in Wausau, Wisconsin.(2)

Patrick J. Straka (38)
Mr. Straka is Senior Vice President and Chief Investment Officer of CIB Marine and has held those positions since February 1999. He was a Vice President, Investment Officer and General Auditor of CIB Marine from 1995 to February 1999. Mr. Straka served in various positions with CIB Marine from 1992 to 1995.

(1)
On March 2, 2007, Mr. Calderon resigned from his positions as President and Chief Executive Officer of CIB Marine and was succeeded by Mr. John P. Hickey, Jr., who was also appointed to CIB Marine’s Board of Directors in May, 2007. Mr. Calderon was appointed Chairman of the Board of Directors of CIB Marine on March 8, 2007. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Management Changes for additional information relative to management and Board of Directors changes.

(2)
On April 15, 2005, Daniel J. Rasmussen was named Senior Vice President and General Counsel of CIB Marine and succeeded Donald J. Straka who was assigned other duties in April 2005 and resigned his employment with CIB Marine in June 2005. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Management Changes for additional information relative to management and Board of Directors changes.

Audit Committee Financial Expert
     Gary L. Longman has served as Chairman of the Audit Committee since November 2004. Mr. Longman is independent as defined in Rule 10A-3 of the Securities Exchange Act of 1934 and the Board has determined that Mr. Longman is an audit committee financial expert as defined in Item 407 of Regulation S-K.
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
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Annual Statement of Changes In Beneficial Ownership of Securities on Form 5 were required for those persons, the Company believes that, for the period January 1, 2005 through December 31, 2005, its Executive Officers and Directors complied with all filing requirements applicable to them.
ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of CIB Marine and the four other highest paid executive officers of CIB Marine at December 31, 2005, plus one other executive officer who would have been one of the four highest paid executive officers had she remained an executive officer at such date (the “Named Executive Officers”).

					Long-Term
		Annual Compensation			Compensation
					Awards
					Securities
					Underlying Stock
Name and Position	Year	Salary	Bonus		Options (#)	All Other Comp(1)
Stanley J. Calderon	2005	$409,500	$—		150,000	$10,384
President and CEO	2004	325,673	—		—	377
	2003	—	—		—	—

Steven T. Klitzing	2005	$194,025	$—		30,000	$5,574
Executive Vice President, Chief	2004	190,125	—			573
Financial Officer and Treasurer	2003	195,000	—			4,217

Margaret A. Incandela	2005	$184,688	$27,368	(2)	50,000	$5,395
Executive Vice President and	2004	154,737	—		—	—
Chief Credit Officer	2003	23,193	—		—	—

Daniel J. Rasmussen	2005	$132,753	$10,000		20,000	$4,152
Senior Vice President, General	2004	112,500	—		—	224
Counsel and Secretary	2003	107,500	—		—	1,114

				Long-Term
		Annual Compensation		Compensation
				Awards
				Securities
				Underlying Stock
Name and Position	Year	Salary	Bonus	Options (#)	All Other Comp(1)
Michael L. Rechkemmer	2005	$178,777	$—	20,000	$6,634
Executive Vice President and	2004	173,550	—	—	1,466
Chief Operations Officer	2003	178,000	—	—	4,177

Patrick J. Straka	2005	$170,018	$—	15,000	$4,823
Senior Vice President and	2004	156,833	—	—	409
Chief Investment Officer	2003	160,000	—	—	3,359

(1)	Includes amounts representing life insurance premiums paid by CIB Marine for each named executive, allocations by CIB Marine to each named executive participating in CIB Marine’s 401(k) plan, and allocations to each named executive pursuant to CIB Marine’s employee stock ownership plan. During 2005 and 2004, CIB Marine did not make contributions to the employee stock ownership plan.

(2)	On December 7, 2005, Margaret A. Incandela resigned from all positions with CIB Marine, including Chief Credit Officer. Prior to her resignation, the Company transferred ownership to Ms. Incandela of the company owned vehicle used by Ms. Incandela as a bonus. The fair market value of the vehicle at the time of transfer was $27,368.
     CIB Marine provides a company car allowance to some of the Named Executive Officers. This prerequisite is valued for disclosure purposes at their incremental cost to the Company in accordance with SEC regulations. The aggregate value of this perquisite for each of the named executive officers did not exceed 10% of total annual salary and bonus in 2005, 2004, or 2003.
Options
     The following table provides information on options granted to the Named Executive Officers during 2005:

					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
					Price Appreciation for
Individual Grants					Options Term
		% of Total
	Number of	Options
	Securities	Granted to
	Underlying	Employees in	Exercise	Expiration
Name	Option (#)	Fiscal Year	Price ($/Sh)	Date	5% ($)	10% ($)
Stanley J. Calderon	150,000	28.6%	$4.10	9/29/2015	$386,770	$980,152
Steven T. Klitzing	30,000	5.7	4.10	9/29/2015	77,354	196,030
Margaret A. Incandela	50,000	9.5	4.10	9/29/2015	128,923	326,717
Daniel J. Rasmussen	20,000	3.8	4.10	9/29/2015	51,569	130,687
Michael L. Rechkemmer	20,000	3.8	4.10	9/29/2015	51,569	130,687
Patrick J. Straka	15,000	2.9	4.10	9/29/2015	38,677	98,015
     The following table sets forth information regarding shares acquired on the exercise of stock options during 2005 and the year-end values of unexercised stock options held by the Named Executive Officers.

			Total Number of Securities		Total Value of Unexercised,
			Underlying Unexercised Options		In-the-Money Options Held
			Held at Fiscal Year End		at Fiscal Year End (1)
	Number of
	Shares Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Stanley J. Calderon	—	—	—	150,000	—	—
Steven T. Klitzing	—	—	54,953	32,709	—	—
Margaret A. Incandela	—	—	—	—	—	—
Daniel J. Rasmussen	—	—	3,774	20,273	—	—
Michael L. Rechkemmer	—	—	39,504	21,966	—	—
Patrick J. Straka	—	—	32,256	16,639	—	—

(1)	This amount represents the difference between the fair market value of one share of CIB Marine common stock on December 31, 2005 and the option exercise price times the total number of shares subject to exercisable or unexercisable options. Because there is no public market for CIB Marine common stock, the per share fair market value was derived by using CIB Marine’s book value at December 31, 2005, which was $4.42. There were no unexercised in-the-money options at year-end.

Compensation of Directors
Directors’ Fees and Compensation
     In 2005, Directors of CIB Marine who were not employees were paid a retainer of $10,000, and the Chairman of CIB Marine was paid a retainer of $20,000. Non – employee Directors and the Chairman received a fee of $1,000 and $2,000, respectively, for each Board meeting attended. Non – employee Directors serving on the Audit, Executive, Litigation and Investment Committees received a fee of $1,000, $1,500, and $500 per meeting attended, respectively, except that the Chairman of the Audit Committee was paid $2,000 per Audit Committee meeting attended, and the Chairman of the Executive Committee was paid $2,500 per Executive Committee meeting attended. The Chairman of the Audit Committee was paid an annual retainer of $10,000. The Chairman of the Executive Committee was paid an annual retainer of $10,000, and each non-employee Director serving on the Executive Committee was paid a retainer of $5,000. Each non-employee Director serving on the Executive Loan Committee received a fee of $500 per meeting attended between January and July 2005, and $250 per meeting attended between August and December 2005. Directors of CIB Marine may also serve on the board(s) of its affiliates and are paid fees in accordance with fees paid to other directors of the affiliates.
     Mr. Araujo commenced employment as International Business Officer of Citrus Bank on April 15, 2003. Pursuant to his compensation agreement, Mr. Araujo was no longer paid fees for attending regularly scheduled CIB Marine Board meetings. During 2005, Mr. Araujo was paid a salary of $42,006, which includes a bonus of $111 in connection with his employment. Mr. Araujo was also paid $7,000 for attending special meetings of the Board of CIB Marine. Mr. Araujo passed away in March 2007.
     Directors of CIB Marine who are also directors of subsidiaries of CIB Marine receive compensation from such subsidiaries in varying amounts based on the director compensation schedules of such subsidiaries.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership by Certain Beneficial Owners
     The following table lists as of December 31, 2005, each person believed by CIB Marine to be a beneficial owner of more than 5% of the outstanding common stock of CIB Marine, based on information available to CIB Marine.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Common Stock
John and Mary Lydia Hadley
915 W. Park Avenue	1,116,950 (1)	6.09%
Champaign, Illinois 61821

(1)	Based solely on information in CIB Marine’s stock transfer records.
Security Ownership of Management
     The following table lists as of December 31, 2005, the number of shares of common stock of CIB Marine beneficially owned by (1) each director of CIB Marine (including nominees), (2) each of the Named Executive Officers, and (3) all directors and executive officers of CIB Marine as a group. Except as otherwise indicated, each person listed has sole voting and investment power over shares beneficially owned. For purposes of this table, all references to the right to acquire shares within 60 days refers to the 60 day period commencing December 31, 2005.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Jose Araujo	116,515	(1)	*
Norman E. Baker	403,450	(2)	2.20%
W. Scott Blake	227,200	(3)	1.24%
Stanley J. Calderon	30		*
Steven C. Hillard	165,030		*
Margaret A. Incandela	30		*
Steven T. Klitzing	82,417	(4)	*
Gary L. Longman	—		*
Jerry D. Maahs	318,550	(5)	1.74%
Daniel J. Rasmussen	4,002	(6)	*
Michael L. Rechkemmer	50,639	(7)	*
Patrick J. Straka	46,191	(8)	*
Donald M. Trilling	232,832	(9)	1.27%
Howard E. Zimmerman	141,600	(10)	*
All Directors and Executive Officers as a group (14 persons)	1,788,486		9.75%

*	Less than one percent

(1)	Includes 34,000 shares that Mr. Araujo has the right to acquire within 60 days upon the exercise of stock options. Mr. Araujo passed away in March 2007.

(2)	Includes 34,000 shares Mr. Baker has the right to acquire within 60 days upon the exercise of stock options.

(3)	Includes 34,000 shares that Mr. Blake has the right to acquire within 60 days upon the exercise of stock options.

(4)	Includes 54,953 shares that Mr. Klitzing has the right to acquire within 60 days upon the exercise of stock options.

(5)
Includes 285,000 shares jointly owned by Mr. Maahs and his wife and 33,550 shares that Mr. Maahs has the right to acquire within 60 days upon the exercise of stock options. Mr. Maahs passed away in April 2006.

(6)	Includes 3,774 shares that Mr. Rasmussen has the right to acquire within 60 days upon the exercise of stock options.

(7)	Includes 39,504 shares that Mr. Rechkemmer has the right to acquire within 60 days upon the exercise of stock options.

(8)
Includes 1,400 shares jointly owned by Mr. Straka and his wife, 6,300 shares owned by partnerships with respect to which Mr. Straka shares voting and investment power, and 32,256 shares that Mr. Straka has the right to acquire within 60 days upon the exercise of stock options.

(9)	Includes 68,705 shares held in a trust for the benefit of Mr. Trilling’s wife and 35,350 shares that Mr. Trilling has the right to acquire within 60 days upon the exercise of stock options.

(10)	Includes 3,250 shares held in a trust for the benefit of Mr. Zimmerman’s wife and 33,000 shares Mr. Zimmerman has the right to acquire within 60 days upon the exercise of stock options.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2005 with respect to compensations plans (including individual compensation arrangements) approved by security holders and under which our equity securities are authorized for issuance.

Equity Compensation Plan Information(1)
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan category	and rights	rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,021,487	$10.85	614,243
Equity compensation plans not approved by security holders	—	—	—

Total	1,021,487	$10.85	614,243

(1)	See Notes 1, 18 and 19 to the Consolidated Financial Statements in this Form 10-K for additional information regarding our stock-based compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During 2005, Directors and executive officers of CIB Marine, as well as members of their immediate families and various corporations and other entities associated with the directors, were clients of and had transactions with CIB Marine’s subsidiaries in the ordinary course of business. These transactions included loans and deposits. Similar transactions may occur in the ordinary course of business in the future. All loans were made on a non-preferential basis and did not involve more than the normal risk of collectibility or present other unfavorable terms.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents fees for professional audit services rendered by our independent registered public accounting firm KPMG LLP (“KPMG”) for the audit of CIB Marine’s annual financial statements for 2005 and 2004, and fees billed for other services rendered by KPMG.

	2005	2004
	(Dollars in thousands)
Audit fees	$450	$625
Audit related fees (1)	—	6
Tax fees (2)	177	80

Total fees	$627	$711

(1)	Audit related fees consisted of audits of financial statements of certain employee benefit plans, audits of mortgage banking compliance and due diligence services.

(2)	Tax fees consisted of fees for tax consultation and tax compliance services, and included $80 thousand and $9 thousand paid in relation to Canron during 2005 and 2004, respectively.
Pre-Approval Policy and Procedures
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
     The following financial statements of CIB Marine are filed as a part of this document under Item 8, Financial Statements and Supplementary Data.
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2005 and 2004.

•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003.

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

•	Notes to Consolidated Financial Statements.
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

Exhibit No.	Exhibit

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

*10.5
CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non – Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

*10.6	CIB Marine Bancshares, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005).

*10.7	Employment Agreement between Stanley J. Calderon and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99 to CIB Marine’s Form 8-K filed November 22, 2004).

10.8
Written Agreement between CIB Marine and the Federal Reserve Bank of Chicago (incorporated by reference to Exhibit 99.5 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

10.9
Cease and Desist Order issued jointly by the Federal Deposit Insurance Corporation and the State of Illinois Office of Banks and Real Estate Bureau of Banks and Trust Companies and consented to by Central Illinois Bank, effective May 29, 2004 (incorporated by reference to Exhibit 99.2 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

10.10
Cease and Desist Order issued jointly by the Federal Deposit Insurance Corporation and the Department of Financial Institutions State of Wisconsin and consented to by Marine Bank, effective May 29, 2004 (incorporated by reference to Exhibit 99.3 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

10.11
Cease and Desist Order issued jointly by the Federal Deposit Insurance Corporation and the Department of Financial Institutions State of Indiana and consented to by CIB Bank – Indiana, effective May 29, 2004 (incorporated by reference to Exhibit 99.4 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

10.12
Written Agreement between Citrus Bank, N.A., a wholly-owned subsidiary of Citrus Financial Services, Inc., which is wholly-owned by CIB Marine, and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 99 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on August 23, 2004).

14.1	Code of Ethics (incorporated by reference to Exhibit 99 to the Company’s Form 8-K filed November 2, 2004).

21	Subsidiaries of CIB Marine

23.1	Consent of KPMG LLP

31.1	Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Steven T. Klitzing, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.
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

CIB MARINE BANCSHARES, INC. (registrant)
	By:	/s/ JOHN P. HICKEY, Jr.

Date: July 18, 2007	John P. Hickey, Jr. President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN P. HICKEY, Jr. John P. Hickey, Jr.	President and Chief Executive Officer (Principal Executive Officer)	July 18, 2007

/s/ STEVEN T. KLITZING Steven T. Klitzing	Chief Financial Officer (Principal Financial and Accounting Officer)	July 18, 2007

/s/ NORMAN E. BAKER Norman E. Baker	Director	July 18, 2007

/s/ STANLEY J. CALDERON Stanley J. Calderon	Chairman of the Board of Directors and Director	July 18, 2007

/s/ W. SCOTT BLAKE W. Scott Blake	Director	July 18, 2007

/s/ STEVEN C. HILLARD Steve Hillard	Director	July 18, 2007

/s/ GARY L. LONGMAN Gary Longman	Director	July 18, 2007

/s/ DONALD M. TRILLING Donald M. Trilling	Director	July 18, 2007

/s/ HOWARD E. ZIMMERMAN Howard E. Zimmerman	Director	July 18, 2007