Form 10-Q
period 2006-03-31
CIB MARINE BANCSHARES INC
filed 2007-11-07
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
At September 30, 2007 CIB Marine had 18,346,442 shares of common stock outstanding.

EXPLANATORY NOTE
This document is intended to speak as of March 31, 2006, except as otherwise noted
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	March 31,
	2006	December 31,
	(Unaudited)	2005
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$26,227	$24,554
Federal funds sold	104,838	88,358

Total cash and cash equivalents	131,065	112,912

Securities	446,517	493,409

Loans	502,524	515,544
Allowance for loan losses	(22,524)	(24,882)

Net loans	480,000	490,662

Premises and equipment, net	12,390	12,914
Accrued interest receivable	5,164	5,133
Foreclosed properties	985	2,931
Assets of branches held for sale	920	723
Assets of companies held for disposal	5,270	5,913
Goodwill	982	982
Other assets	13,237	12,849

Total assets	$1,096,530	$1,138,428

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$103,917	$99,483
Interest-bearing demand	42,991	49,389
Savings	207,459	220,037
Time	463,830	498,791

Total deposits	818,197	867,700
Short-term borrowings	14,879	25,001
Long-term borrowings	7,250	7,250
Junior subordinated debentures	61,857	61,857
Accrued interest payable	18,551	16,896
Deposits of branches held for sale	87,869	66,991
Liabilities of companies held for disposal	7,665	8,316
Other liabilities	6,876	5,235

Total liabilities	1,023,144	1,059,246

Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,250	158,163
Accumulated deficit	(97,386)	(93,528)
Accumulated other comprehensive loss, net	(5,460)	(3,435)
Receivables from sale of stock	(202)	(202)
Treasury stock at cost, 12,663 shares	(162)	(162)

Total stockholders’ equity	73,386	79,182

Total liabilities and stockholders’ equity	$1,096,530	$1,138,428

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands, except share
	and per share data)
Interest and Dividend Income
Loans	$8,641	$10,970
Securities:
Taxable	4,608	2,829
Tax-exempt	49	177
Dividends	156	361
Federal funds sold	913	1,069

Total interest and dividend income	14,367	15,406
Interest Expense
Deposits	6,750	6,677
Short-term borrowings	151	55
Long-term borrowings	90	90
Junior subordinated debentures	1,856	1,561

Total interest expense	8,847	8,383

Net interest income	5,520	7,023
Provision for credit losses	(2,422)	(1,127)

Net interest income after provision for credit losses	7,942	8,150
Noninterest Income
Loan fees	47	118
Deposit service charges	262	310
Other service fees	36	361
Other income	105	129
Net gain on sale of assets	40	—

Total noninterest income	490	918
Noninterest Expense
Compensation and employee benefits	5,831	7,060
Equipment	907	945
Occupancy and premises	862	991
Professional services	884	547
Impairment loss on investment securities	513	1,120
Write down and losses on assets	—	297
Other expense	3,547	2,129

Total noninterest expense	12,544	13,089

Loss from continuing operations before income taxes	(4,112)	(4,021)
Income tax expense (benefit)	(188)	5

Loss from continuing operations	(3,924)	(4,026)
Discontinued operations:
Pretax income from discontinued operations	254	728
Income tax expense	188	1,895

Income (loss) from discontinued operations	66	(1,167)

Net Loss	$(3,858)	$(5,193)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.21)	$(0.22)
Discontinued operations	0.00	(0.06)

Net loss	$(0.21)	$(0.28)

Diluted:
Loss from continuing operations	$(0.21)	$(0.22)
Discontinued operations	0.00	(0.06)

Net loss	$(0.21)	$(0.28)

Weighted average shares-basic	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other	Stock
	Common Stock		Capital	Accumulated	Comprehensive	Receivables and
	Shares	Par Value	Surplus	Deficit	Loss	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892
Comprehensive loss:
Net loss	—	—	—	(5,193)	—	—	(5,193)
Other comprehensive loss:
Realized losses on securities available for sale	—	—	—	—	(1,120)	—	(1,120)
Unrealized securities holding gains arising during the period	—	—	—	—	154	—	154

Total comprehensive loss							(6,159)

Balance, March 31, 2005 (unaudited)	18,346,442	$18,346	$158,163	$(87,060)	$(1,608)	$(1,108)	$86,733

Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182
Comprehensive loss:
Net loss	—	—	—	(3,858)	—	—	(3,858)
Other comprehensive loss:
Impairment loss on investment securities	—	—	—	—	(513)	—	(513)
Unrealized securities holding losses arising during the period	—	—	—	—	(1,512)	—	(1,512)

Total comprehensive loss							(5,883)
Stock option expense	—	—	87	—	—	—	87

Balance, March 31, 2006 (unaudited)	18,346,442	$18,346	$158,250	$(97,386)	$(5,460)	$(364)	$73,386

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,924)	$(4,026)
Net income (loss) from discontinued operations	66	(1,167)

	(3,858)	(5,193)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(126)	(296)
Depreciation and other amortization	1,292	807
Provision for credit losses	(2,422)	(1,127)
Net gain on sale of assets	(40)	—
Write down and losses on assets	—	297
Impairment loss on investment securities	513	1,120
Decrease (Increase) in interest receivable and other assets	(692)	4,791
Increase in interest payable junior subordinated debentures	1,843	1,547
Increase (decrease) in other interest payable and other liabilities	1,499	(1,004)
Operating cash flows of discontinued operations	(253)	2,209

Net cash provided by (used in) operating activities	(2,244)	3,151
Cash Flows from Investing Activities
Maturities of securities available for sale	61,298	166,174
Purchase of securities available for sale	(40,650)	(174,172)
Repayments of asset and mortgage-backed securities available for sale	23,489	12,641
Purchase of asset and mortgage-backed securities available for sale	—	(81,920)
Net decrease (increase) in Federal Home Loan Bank Stock	86	(16,951)
Net decrease in other investments	84	—
Net decrease in loans	13,115	110,432
Proceeds from sale of foreclosed properties	1,684	70
Capital expenditures	(291)	(520)
Investing cash flows of discontinued operations	245	(1,124)

Net cash provided by investing activities	59,060	14,630
Cash Flows from Financing Activities
Decrease in deposits	(27,214)	(50,059)
Decrease in deposits held for sale	(1,327)	—
Net decrease in short-term borrowings	(10,122)	(889)

Net cash used in financing activities	(38,663)	(50,948)

Net increase (decrease) in cash and cash equivalents	18,153	(33,167)
Cash and cash equivalents, beginning of period	112,912	233,935

Cash and cash equivalents, end of period	$131,065	$200,768

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$9,035	$7,319
Interest expense-discontinued operations	—	29
Income taxes-continuing operations	—	(5,930)
Income taxes-discontinued operations	2	—
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	52	—
Transfer of deposits to deposits of branches held for sale	22,205	—
Transfer assets to assets of branches held for sale	211	—
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1-Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2005 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc, and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at March 31, 2006 are included in income or loss from discontinued operations for both the quarters ended March 31, 2006 and 2005. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.
     At March 31, 2006, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, Nevada and Nebraska. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.
Note 2-Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At March 31, 2006, options to purchase 614,411 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.
     The following is a reconciliation of stock option activity for the three months ended March 31, 2006:

			Weighted	Weighted Average	Weighted
		Range of	Average	Remaining	Average Grant
	Number	Option Prices	Exercise	Contractual	Date Fair Value
	of Shares	per Share	Price	Term in Years	Per Share
Shares under option at December 31, 2005	1,021,487	$4.10-23.66	$10.85

Granted	83,000	$4.10	$4.10		$0.69

Lapsed or surrendered	(83,168)	4.10-23.66	7.34
Exercised	—	—	—

Shares under option at March 31, 2006	1,021,319	$4.10-22.89	$10.59	6.29

Share exercisable at March 31, 2006	512,620	$10.87-22.89	$16.30	3.18

     The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2005	493,963
Granted	83,000
Vested	—
Forfeited	(68,264)

Nonvested stock options at March 31, 2006	508,699
     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123 (R)”), “Share-Based Payments,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” A key provision of SFAS No. 123 (R) requires public companies to adopt Statement 123’s fair-value method of accounting for stock options. Under this method, the cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value of these instruments. The cost is recognized over the requisite service period. SFAS No. 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Pro forma disclosure for grants after 2005 is no longer an alternative. Prior to January 1, 2006, CIB Marine accounted for stock options using the intrinsic value method. Under the intrinsic value method compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair market value of the stock on the date of grant. Therefore, no compensation expense was recognized in the consolidated statements of income for the years ended December 31, 2005 and 2004. On January 1, 2006, CIB Marine adopted SFAS No 123(R) using the modified-prospective method for grants issued subsequent to CIB Marine meeting the definition of a public entity as defined in SFAS No 123(R) and the prospective method for grants issued prior to CIB Marine meeting that definition. For those grants accounted for under the prospective method, SFAS 123(R) must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. For those grants accounted for under the modified prospective method, compensation cost recognized during 2006 includes compensation cost for these stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Fair value has been estimated using the Black-Scholes model as defined in SFAS 123.
     The following assumptions were used in estimating the fair value for options granted in 2006 and 2005:

	March 31,
	2006	2005
Dividend yield	—	—
Risk free interest rate	4.63%	4.25%
Expected volatility	40%	48%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share fair value of options	$0.76	$1.47
     The adoption of SFAS No. 123 (R)’s fair value method resulted in $0.1 million compensation expense for the first quarter of 2006. In accordance with SFAS No. 123 (R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At March 31, 2006, CIB Marine had $0.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 4.6 years.
     SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first quarter of 2006.

     CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, result in an additional increase in capital surplus.
Note 3-Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
March 31, 2006
U.S. government agencies	$135,201	$2	$1,169	$134,034
Obligations of states and political subdivisions	27,296	44	804	26,536
Other notes and bonds	350	—	—	350
Asset-backed securities	4,207	10	—	4,217
Corporate commercial paper	13,207	—	—	13,207
Mortgage-backed securities	245,084	168	3,711	241,541

Total securities available for sale	425,345	224	5,684	419,885
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,632	—	—	26,632

	$451,977	$224	$5,684	$446,517

December 31, 2005
U.S. government agencies	$155,867	$55	$974	$154,948
Obligations of states and political subdivisions	27,580	151	177	27,554
Other notes and bonds	350	—	—	350
Asset-backed securities	9,568	10	—	9,578
Corporate commercial paper	13,033	38	—	13,071
Mortgage-backed securities	263,727	183	2,721	261,189

Total securities available for sale	470,125	437	3,872	466,690
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,719	—	—	26,719

	$496,844	$437	$3,872	$493,409

     Securities available for sale with a carrying value of $163.9 million and $161.5 million at March 31, 2006 and December 31, 2005, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, federal funds purchased and borrowings from the federal reserve discount window and other purposes as required.
     In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $0.5 million and $1.1 during the first quarters of 2006 and 2005, respectively. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations.
Note 4-Loans
     The components of loans are as follows:

	March 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$70,078	13.9%	$69,048	13.4%
Commercial real estate	311,211	61.8	323,384	62.6
Commercial real estate construction	86,163	17.1	89,313	17.3
Residential real estate	19,981	4.0	19,925	3.9
Home equity	13,838	2.8	12,603	2.4
Consumer	2,091	0.4	2,179	0.4
Receivables from sale of CIB Marine stock	(202)	(0.0)	(202)	(0.0)

Gross loans	503,160	100.0%	516,250	100.0%

Deferred loan fees	(636)		(706)

Total loans, net	502,524		515,544

Allowance for loan losses, net	(22,524)		(24,882)

Loans, net	$480,000		$490,662

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $7.4 million and $9.5 million at March 31, 2006 and December 31, 2005, respectively.
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.7 million and $2.8 million as of March 31, 2006 and December 31, 2005, respectively.
     At March 31, 2006 and December 31, 2005, CIB Marine had $1.6 million and $1.9 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.01 million at both March 31, 2006 and December 31, 2005. Loans made specifically to enable the borrower to purchase CIB Marine stock, and not adequately secured by collateral other than the stock, and which have been classified as receivables from sale of stock and recorded as contra-equity, have not been included in this balance.
     The following table lists information on nonperforming and certain past due loans:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$27,025	$29,105
Restructured loans	1,477	1,486
Loans 90 days or more past due and still accruing	2,652	11,542
     Information on impaired loans is as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans without a specific allowance	$11,434	$10,511
Impaired loans with a specific allowance	15,352	18,349

Total impaired loans	$26,786	$28,860

Specific allowance related to impaired loans	$8,058	$8,562

     Changes in the allowance for loan losses were as follows:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$24,882	$29,551
Charge-offs	(141)	(920)
Recoveries	205	796

Net loan (charge-offs)/recoveries	64	(124)
Provision for loan losses	(2,422)	(1,127)

Balance at end of period	$22,524	$28,300

Allowance for loan losses as a percentage of loans	4.48%	4.45%

Note 5-Goodwill
     At both March 31, 2006 and December 31, 2005, CIB Marine had $1.0 million of goodwill. The goodwill is not subject to amortization, but is subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired. There were no impairment losses recognized in either 2006 or 2005.
Note 6-Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$4,874	$5,165
MICR (1)	318	595
MSI	709	806
Other (2)	(631)	(653)

Total assets of companies held for disposal	$5,270	$5,913

Liabilities of companies held for disposal:
CIB Construction (1)	$5,029	$5,161
MICR (1)	300	491
MSI	1,601	1,901
Other (2)	735	763

Total liabilities of companies held for disposal	$7,665	$8,316

(1)	Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

(2)	Includes mortgage banking assets/liabilities held by affiliates, tax liability of subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of the following:

				Net
	Pretax	Income		income/(loss)
	income/(loss)	tax		net of
	before other	expense	Other	intercompany
	income	(benefit)	Income (1)	transactions
	(Dollars in thousands)
Quarter Ended March 31, 2006
CIB Construction	$(1)	$159	$—	$(160)
MSI	237	34	18	221
Other (2)	—	(5)	—	5

Total	$236	$188	$18	$66

Quarter Ended March 31, 2005
CIB Construction	$289	$(159)	$—	$448
MICR	211	74	—	137
MSI	217	80	11	148
Other (3)	—	1,900	—	(1,900)

Total	$717	$1,895	$11	$(1,167)

(1)	Includes mortgage banking income/expense recognized by affiliates and elimination of intercompany transactions.

(2)	Related to MICR.

(3)	Relates to subsidiary sold in 2004.
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. During the first quarter of 2005 CIB Marine recognized a $0.3 million recovery of impairment losses recognized in prior periods. There were no impairment losses or recoveries during the first quarter of 2006. The recovery is included in discontinued operations on the consolidated statement of operations.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$626	$626
Accounts receivable	551	1,572
Other assets	3,697	2,967

Total assets	$4,874	$5,165

Liabilities and stockholder’s equity:
Income tax payable	$2,954	$3,106
Other liabilities	2,075	2,055

Total liabilities	5,029	5,161
Stockholder’s equity	(155)	4

Total liabilities and stockholder’s equity	$4,874	$5,165

     MICR
     During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. CIB Marine is in the process of winding down the remaining affairs of this company.
     The following table summarizes the composition of MICR’s balance sheet:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$1	$273
Income tax receivable	127	122
Other assets	190	200

Total assets	$318	$595

Liabilities and stockholder’s equity:
Liabilities	$300	$491
Stockholder’s equity	18	104

Total liabilities and stockholder’s equity	$318	$595

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
     The following table summarizes the composition of MSI’s balance sheet:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$3	$24
Net loans	104	105
Income tax receivable	599	633
Other assets	3	44

Total assets	$709	$806

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$860	$829
Other liabilities	741	1,072

Total liabilities	1,601	1,901
Stockholder’s equity	(892)	(1,095)

Total liabilities and stockholder’s equity	$709	$806

Note 7-Assets and Deposits of Branches Held For Sale
     At March 31, 2006, three of CIB Marine’s subsidiary banks had for sale the deposits and property and equipment of seven of their branches. Four of the branches are located in Illinois, two in Wisconsin and one in Nebraska. The total deposits of these seven branches held for sale at March 31, 2006 was $87.9 million and the total property and equipment net of accumulated depreciation was $0.9 million. The property, equipment and deposits of these seven branches are included in assets and deposits held for sale at March 31, 2006. Two of these branches, Springfield, Illinois and Brookfield, Wisconsin, which had combined deposits of $22.2 million and net property and equipment of $0.2 million at March 31, 2006, were authorized for sale during the first quarter of 2006. The remaining five branches were authorized for sale in 2005, and the property, equipment and deposits of these five branches were also included in assets and deposits held for sale at December 31, 2005.
Note 8-Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Prepaid expenses	$1,151	$1,113
Accounts receivable	795	638
Trust preferred securities underwriting fee, net of amortization	1,376	1,390
Investment in trust common securities	2,699	2,654
Other investments	3,536	3,562
Income tax receivable	3,581	3,391
Other	99	101

	$13,237	$12,849

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $1.7 million and $1.8 million, respectively, at March 31, 2006 and December 31, 2005. Equity loss on these limited partnerships was $0.1 million during the first quarter of 2006 and is included in other noninterest expense. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•	Interest in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and as of March 31, 2006 has invested $0.9 million. The carrying value of these investments was cost less other-than-temporary impairment, which was estimated to be $0.7 million at both March 31, 2006 and December 31, 2005. During the first quarter of 2005, CIB Marine recognized an impairment loss of $0.1 million on one of these two investments due to a reduction in CIB Marine’s interest in the equity value of the investment. There was no impairment loss recognized in the first quarter of 2006. The 2005 impairment loss is included in write down and losses on assets on the consolidated statements of operations.

•	Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment was $0.8 million at both March 31, 2006 and December 31, 2005.

•	Warrants to purchase equity of a publicly traded company. The warrants were received as payment for credit services. The carrying value of the warrants at March 31, 2006 and December 31, 2005 was $0.4 million and $0.3 million, respectively. During the first quarter of 2006, CIB Marine recognized a $0.1 million market value gain on these warrants. The market value gain is included in net gain on assets on the consolidated statement of operations.

Note 9-Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	March 31, 2006		December 31, 2005
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$14,646	3.62%	$20,981	3.50%
Treasury, tax, and loan notes	233	4.38	4,020	4.06

Total short-term borrowings	$14,879	3.63%	$25,001	3.56%

     At March 31, 2006, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $4.9 million at both March 31, 2006 and December 31, 2005.
     During 2006 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, the credit status of all of CIB Marine’s subsidiary banks was reduced. During 2006 and 2005 certain of CIB Marine’s subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal reserve discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends.
Note 10-Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	March 31, 2006		December 31, 2005		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
	(Dollars in thousands)
	$3,250	4.95%	$3,250	4.95%	1/16/08	1/16/01
	2,000	4.95	2,000	4.95	1/16/08	1/16/01
	2,000	5.09	2,000	5.09	2/20/08	2/20/01

Total	$7,250	4.99%	$7,250	4.99%

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $24.1 million and $11.5 million at March 31, 2006 and December 31, 2005, respectively. These assets consisted of securities with a market value of $25.9 million and $12.6 million at March 31, 2006 and December 31, 2005, respectively.

Note 11-Other Liabilities

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Accounts payable	$407	$459
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	264	201
Accrued compensation and employee benefits	1,084	913
Accrued professional fees	1,343	1,476
Accrued other expenses	2,440	997
Fair value of derivatives	95	37
Other liabilities	518	427

	$6,876	$5,235

     Accrued other expenses includes $1.8 million contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.
Note 12-Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. Such loans outstanding at both March 31, 2006 and December 31, 2005 totaled $0.2 million.
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
Regulatory Capital
     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the banks’ assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, pursuant to FDIC guidelines in 12 C.F.R. Part 325, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.
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
     At March 31, 2006, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine-Wisconsin and CIB-Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at March 31, 2006, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     At March 31, 2006 and December 31, 2005, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004; Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with its banking regulatory authorities in the second quarter of 2004; Citrus Bank was subject to a Written Agreement (“Citrus Agreement”) it entered into with the Office of the Comptroller of the Currency (“OCC”) in the third quarter of 2004; and CIB-Indiana and Marine-Wisconsin were each subject to a Memorandum of Understanding (“Memoranda”) they entered into with their respective banking regulators in March 2005. Among other items, the Agreements, Order and Memoranda restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. The Citrus Agreement with the OCC also required Citrus Bank to maintain a total capital to risk weighted assets of not less than 14%. These restrictions are in force until such Agreements, Order and Memoranda are terminated. Failure to comply with the Agreements, Order or Memoranda could have a material adverse effect on CIB Marine and its operations. As of March 31, 2006, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Agreements, Order or Memoranda.
Note 13-Loss Per Share Computations
     The following provides a reconciliation of basic and diluted earnings per share from continuing operations:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(3,924)	$(4,026)

Weighted average shares outstanding:
Basic	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—

Diluted	18,333,779	18,333,779

Per share loss:
Basic	$(0.21)	$(0.22)
Effect of dilutive stock options outstanding	—	—

Diluted	$(0.21)	$(0.22)

     For the quarter ended March 31, 2006 and 2005, 979,926 and 710,740 options, respectively, were excluded from the calculation of diluted earnings per share because their assumed exercise would be anti-dilutive due to losses from continuing operations.
Note 14-Subsequent Events
CIB Construction/Canron
     Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In the first nine months of 2007, Canron paid $1.2 million in dividends to CIB Construction and CIB Construction paid $1.2 million in dividends to CIB Marine.
Regulatory Orders and Agreements
     In August 2006, CIB Marine merged CIB-Indiana into Marine-Wisconsin. In September 2006, the Citrus Agreement with the OCC was terminated. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. Among other items, the Memorandum requires Central Illinois Bank to maintain a minimum Tier 1 capital of 8% of total assets as calculated in accordance with Part 325 of the FDIC Rules and Regulations and to obtain regulatory approval prior to the purchase of any loan pools in excess of $3.0 million.

Liquidity
     During 2006 and 2007, some of the borrowing sources customarily utilized by CIB Marine continued to be contingent on subsidiary bank pledges of fixed income investment securities, including availability of federal funds purchased with correspondent banks and short-term borrowing availability from the Federal Home Loan Bank of Chicago. In the first quarter of 2007, the restriction requiring one of the subsidiary banks to pledge securities in order to have access to the federal reserve discount window was removed.
FHLB Stock Investment Activity
     In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. In September, 2007, the FHLB Chicago filed a Form 8-K with the SEC regarding the receipt of a draft consent cease and desist order from its regulator, the Federal Housing Finance Board (“Finance Board”). The draft order includes a prohibition, unless otherwise approved by the Director of the Office of Supervision of the Finance Board (“OS Director”), of capital stock repurchase and redemptions by the FHLB from its members, including redemptions upon membership withdrawal or termination. The FHLB states that the draft order contemplates that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of the FHLB. The draft order also proposes that dividend declarations would be subject to the prior written approval of the OS Director. At both December 31, 2006 and September 30, 2007, CIB Marine had $11.5 in FHLB Chicago stock, of which $0.6 million and $1.7 million, respectively, was categorized as required.
Loan Pool Purchase
     CIB Marine has purchased two closed end pools of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation: a $47.8 million pool in June 2006 and a $48.2 million pool in February 2007. The June 2006 purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. The February 2007 purchased pool included 965 loans with a weighted average yield of 9.98%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and FICO score of 709.
     In the third quarter of 2007 CIB Marine increased the loss provision rates on these two home equity pools primarily due to the general deterioration in the condition of the housing markets and the housing finance markets.
Branch Activities
     During the last nine months of 2006, Marine-Wisconsin sold branches in Grafton, Wisconsin and Omaha, Nebraska and Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of these six branches was $2.7 million. The total deposits of these sold branches as of December 31, 2005 were $78.8 million. CIB Marine had 30 branches as of December 31, 2006 holding $0.8 billion in deposits.
     During the first nine months of 2007, Marine-Wisconsin sold its Cedarburg and Brookfield, Wisconsin branches, resulting in a total net gain on the sales of $1.1 million. The branches had $49.7 million in deposits at the time of sales. Additionally, CIB Marine closed the Henderson, Nevada; Sun City, Arizona; and Indianapolis (Fox Road), Indiana branches and received regulatory approval to close the Milwaukee, Wisconsin branch. At December 31, 2006, these four branches had total deposits of $46.7 million. Deposits of closed branches are transferred to other CIB Marine branches.

Goodwill
     The balance of CIB Marine’s goodwill at March 31, 2006 is a result of prior branch acquisitions and related to branches that were sold in the second quarter of 2006 and the first quarter of 2007. As a result of these branch sales CIB Marine had no goodwill at September 30, 2007.
FDIC Deposit Insurance Premiums
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes in the last nine months of 2006 and during 2007, 249,748 and 102,632 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In November 2006, 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47. In May 2007, 74,000 options were granted at an exercise price of $4.10 per share. As of September 30, 2007, there were 1,146,689 options outstanding with a weighted average exercise price of $7.89.
Late Filing of Tax Returns
     CIB Marine did not file all required federal and state tax returns for calendar years 2004, 2005 and 2006 by the required due dates. The 2004 federal return was subsequently filed in February 2007 and the state returns were filed during the second quarter of 2007. CIB Marine is in the process of completing the 2005 tax returns. Upon conclusion of the audit of the financial statements for 2006 and the filing of the related Form 10-K and Form 10-Q’s with the SEC, CIB Marine intends to complete and file the 2006 tax returns. Although CIB Marine does not anticipate taxable income during these periods, penalties and interest may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of March 31, 2006 and results of operations for the quarter ended March 31, 2006. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS
     CIB Marine has made statements in this quarterly report on Form 10-Q that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “will be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.
     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2005, and as may be described from time to time in CIB Marine’s subsequent

SEC filings, and such factors are incorporated herein by reference. See also Item 1-Legal Proceedings in Part II of this Form 10-Q.
     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.
Results of Operations
Overview
     During the first quarter of 2006, CIB Marine continued its focus on improving its credit quality and financial condition. In addition, CIB Marine allocated increased resources to business development as part of its strategic focus and sold or closed certain of its subsidiary bank branches. CIB Marine’s net loss decreased $1.3 million, or 25.7% from a net loss of $5.2 million in the first quarter of 2005 to a net loss of $3.9 million in the first quarter of 2006. Loss from continuing operations increased $0.1 million from $4.0 million to $4.1 million for the quarters ended March 31, 2005 and 2006, respectively. Discontinued operations had net income of $0.1 million during the first quarter of 2006 compared to a $1.2 million net loss during the first quarter of 2005. Discontinued operations for 2006 and 2005 includes MICR, MSI and CIB Construction. Additionally, discontinued operations for the quarter ended March 31, 2005 includes a $1.9 million charge for a tax exposure related to a subsidiary sold in 2004. During 2006, CIB Marine continued its wind down of the remaining business affairs of MICR, MSI and CIB Construction, including its subsidiary Canron which is in voluntary liquidation.
     Diluted loss per share decreased $0.07 from $0.28 for the first quarter of 2005 to $0.21 for the first quarter of 2006. The loss on average assets for continuing operations was (1.52%) in the first quarter of 2006, compared to (1.21%) in the first quarter of 2005. The loss on average equity for continuing operations was (21.89%) in the first quarter of 2006, compared to (17.99%) in the first quarter of 2005.
     CIB Marine had 36 banking facilities at March 31, 2006 compared to 37 at December 31, 2005 and 324 full-time equivalent employees at March 31, 2006, compared to 359 at December 31, 2005.
     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.
Selected Consolidated Financial Data
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or for the Quarter Ended March 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$14,367	$15,406
Interest expense	8,847	8,383

Net interest income	5,520	7,023
Provision for credit losses	(2,422)	(1,127)

Net interest income after provision for credit losses	7,942	8,150
Noninterest income	490	918
Noninterest expense	12,544	13,089

Loss from continuing operations before income taxes	(4,112)	(4,021)
Income tax expense (benefit)	(188)	5

Net loss from continuing operations	(3,924)	(4,026)
Discontinued operations:
Pretax income from discontinued operations	254	728
Income tax expense	188	1,895

Net income (loss) from discontinued operations	66	(1,167)

Net loss	$(3,858)	$(5,193)

Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.21)	$(0.22)
Discontinued operations	0.00	(0.06)

	At or for the Quarter Ended March 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
Net loss	$(0.21)	$(0.28)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.21)	$(0.22)
Discontinued operations	0.00	(0.06)

Net loss	$(0.21)	$(0.28)

Dividends	—	—
Book value per share	$4.00	$4.73
Weighted average shares outstanding-basic	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779
Financial Condition Data
Total assets	$1,096,530	$1,329,684
Loans	502,628	636,148
Allowance for loan losses	(22,524)	(28,300)
Securities	446,517	471,029
Deposits	818,197	1,128,042
Deposits of branches held for sale	87,869	—
Borrowings, including junior subordinated debentures	83,986	87,027
Stockholders’ equity	73,386	86,733
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.10%	2.17%
Net interest spread (2)	1.49	1.73
Noninterest income to average assets (3)	0.19	0.32
Noninterest expense to average assets	4.46	3.85
Efficiency ratio (4)	200.03	159.60
Loss on average assets (5)	(1.43)	(1.56)
Loss on average equity (6)	(20.54)	(23.20)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	6.20%	7.64%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.93	3.88
Allowance for loan losses to total loans	4.48	4.45
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	72.30	58.24
Net charge-offs (recoveries) annualized to average loans	(0.05)	0.07
Capital ratios:
Total equity to total assets	6.69%	6.52%
Total risk-based capital ratio	21.55	19.22
Tier 1 risk-based capital ratio	15.05	14.16
Leverage capital ratio	9.37	8.59
Other data:
Number of employees (full-time equivalent)(7)	324	470
Number of banking facilities	36	41

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2006 and 2005 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.16% and 2.24%, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

(7)	Does not include employees of Canron and MICR which are manufacturing companies held for disposal. These companies had full-time equivalent employees of 2 in 2006 and 36 in 2005.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or for the Quarter Ended March 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$14,367	$15,406
Interest expense	8,847	8,383

Net interest income	5,520	7,023
Provision for credit losses	(2,422)	(1,127)

Net interest income after provision for credit losses	7,942	8,150

	At or for the Quarter Ended March 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
Noninterest income	490	918
Noninterest expense	12,544	13,089

Loss from continuing operations before income taxes	(4,112)	(4,021)
Income tax expense (benefit)	(188)	5

Net loss from continuing operations	$(3,924)	$(4,026)

Common Share Data
Basic loss per share from continuing operations	$(0.21)	$(0.22)
Diluted loss per share from continuing operations	$(0.21)	$(0.22)
Dividends	—	—
Book value per share	$4.00	$4.73
Weighted average shares outstanding-basic	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779
Financial Condition Data
Total assets	$1,091,260	$1,315,248
Loans	502,524	636,148
Allowance for loan losses	(22,524)	(28,300)
Securities	446,517	471,029
Deposits	818,197	1,128,042
Deposits of branches held for sale	87,869	—
Borrowings, including junior subordinated debentures	83,986	87,027
Stockholders’ equity	73,386	86,733
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.10%	2.18%
Net interest spread (2)	1.49	1.74
Noninterest income to average assets (3)	0.18	0.28
Noninterest expense to average assets	4.65	3.93
Efficiency ratio (4)	208.72	164.83
Loss on average assets (5)	(1.45)	(1.21)
Loss on average equity (6)	(20.89)	(17.99)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	6.20%	7.64%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.95	3.92
Allowance for loan losses to total loans	4.48	4.45
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	72.30	58.24
Net charge-offs (recoveries) annualized to average loans	(0.05)	0.07
Capital ratios:
Total equity to total assets	6.72%	6.59%
Total risk-based capital ratio	21.55	19.54
Tier 1 risk-based capital ratio	15.05	14.41
Leverage capital ratio	9.37	8.60
Other data:
Number of employees (full-time equivalent)	324	470
Number of banking facilities	36	41

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2006 and 2005 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.16% and 2.25%, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.
Net Interest Income
     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2006 and 2005 has not been adjusted to reflect the tax-equivalent basis. See the Income Tax discussion for additional information.

     TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended March 31,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$468,143	$4,764	4.07%	$426,389	$3,190	2.99%
Tax-exempt (1)	4,328	49	4.53	14,653	177	4.83

Total securities	472,471	4,813	4.07	441,042	3,367	3.05
Loans held for sale	—	—	—	964	11	4.63
Loans (2)(3):
Commercial	62,134	995	6.49	163,661	2,346	5.81
Commercial real estate	419,584	7,210	6.97	506,015	8,210	6.58
Consumer	26,927	437	6.58	24,276	414	6.92

Total loans	508,645	8,642	6.89	693,952	10,970	6.41
Federal funds sold	75,555	913	4.90	169,398	1,069	2.56

Total interest-earning assets	1,056,671	14,368	5.49	1,305,356	15,417	4.78
Noninterest-earning assets
Cash and due from banks	24,394			31,023
Premises and equipment	13,449			14,405
Allowance for loan losses	(24,969)			(29,796)
Receivables from sale of stock	(201)			(946)
Accrued interest receivable and other assets	25,654			32,840

Total noninterest- earning assets	38,327			47,526

Total assets	$1,094,998			$1,352,882

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$48,491	$124	1.04%	$61,822	$195	1.28%
Money market	200,686	1,708	3.45	215,046	1,027	1.94
Other savings deposits	25,664	64	1.01	42,465	141	1.35
Time deposits (4)	533,587	4,854	3.69	715,903	5,314	3.01

Total interest-bearing deposits	808,428	6,750	3.39	1,035,236	6,677	2.62
Borrowings-short-term	17,075	151	3.59	12,935	81	2.54
Borrowings-long-term (4)	7,250	90	5.03	7,250	90	5.03
Junior subordinated debentures	61,857	1,856	12.00	61,857	1,561	10.09

Total borrowed funds	86,182	2,097	9.75	82,042	1,732	8.46

Total interest-bearing liabilities	894,610	8,847	4.00	1,117,278	8,409	3.05
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	96,609			121,533
Accrued interest and other liabilities	27,592			23,292

Total noninterest-bearing liabilities	124,201			144,825

Total liabilities	1,018,811			1,262,103
Stockholders’ equity	76,187			90,779

Total liabilities and stockholders’ equity	$1,094,998			$1,352,882

Net interest income and net interest spread (1)(5)		$5,521	1.49%		$7,008	1.73%

Net interest-earning assets	$162,061			$188,078

Net interest margin (1)(6)			2.10%			2.17%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.16% and 2.24%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.1 million and $0.3 million for the quarters ended March 31, 2006 and 2005, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

     Reconciliation of net interest income

	Quarter ended March 31,
	2006	2005
	(Dollars in thousands)
Interest income reported in margin table(1)	$14,368	$15,417
Interest income included in discontinued operations	(1)	(11)

Interest income as reported in consolidated statement of operations	14,367	15,406

Interest expense reported in margin table	8,847	8,409
Interest expense included in discontinued operations	—	(26)

Interest expense as reported in consolidated statement of operations	8,847	8,383

Net interest income reported in margin table(1)	5,521	7,008
Net discontinued operations	(1)	15

Net interest income, net of adjustments as reported in consolidated statement of operations	$5,520	$7,023

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended March 31,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$468,143	$4,764	4.07%	$426,389	$3,190	2.99%
Tax-exempt (1)	4,328	49	4.53	14,653	177	4.83

Total securities	472,471	4,813	4.07	441,042	3,367	3.05
Loans (2)(3):
Commercial	62,134	994	6.49	163,661	2,346	5.81
Commercial real estate	419,584	7,210	6.97	506,015	8,210	6.58
Consumer	26,927	437	6.58	24,276	414	6.92

Total loans	508,645	8,641	6.89	693,952	10,970	6.41
Federal funds sold	75,555	913	4.90	169,072	1,069	2.56

Total interest-earning assets	1,056,671	14,367	5.49	1,304,066	15,406	4.78
Noninterest-earning assets
Cash and due from banks	24,394			31,115
Premises and equipment(4)	13,449			14,374
Allowance for loan losses	(24,969)			(29,796)
Receivables from sale of stock	(201)			(946)
Accrued interest receivable and other assets	25,654			32,490

Total noninterest-earning assets	38,327			47,237

Total assets of continuing operations	1,094,998			1,351,303
Assets of companies held for disposal	—			1,579

Total assets	$1,094,998			$1,352,882

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$48,491	$124	1.04%	$61,822	$195	1.28%
Money market	200,686	1,708	3.45	215,046	1,027	1.94
Other savings deposits	25,664	64	1.01	42,465	141	1.35
Time deposits (5)	533,587	4,854	3.69	715,903	5,314	3.01

Total interest-bearing deposits(4)	808,428	6,750	3.39	1,035,236	6,677	2.62
Borrowings-short-term	17,075	151	3.59	11,682	55	1.91
Borrowings-long-term (5)	7,250	90	5.03	7,250	90	5.03
Junior subordinated debentures	61,857	1,856	12.00	61,857	1,561	10.09

Total borrowed funds	86,182	2,097	9.75	80,789	1,706	8.46

Total interest-bearing liabilities	894,610	8,847	4.00	1,116,025	8,383	3.04
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(4)	96,609			121,533
Accrued interest and other liabilities	27,592			21,384

Total noninterest-bearing liabilities	124,201			142,917

Total liabilities of continuing operations	1,018,811			1,258,942
Liabilities of companies held for disposal	—			3,161

Total liabilities	1,018,811			1,262,103
Stockholders’ equity	76,187			90,779

Total liabilities and stockholders’ equity	$1,094,998			$1,352,882

Net interest income and net interest spread (1)(6)		$5,520	1.49%		$7,023	1.74%

Net interest-earning assets	$162,061			$188,041

Net interest margin (1)(7)			2.10%			2.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.16% and 2.25%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.1 million and $0.3 million for the quarters ended March 31, 2006 and 2005, respectively.

(4)	Includes fixed assets and deposits of branches held for sale.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
     Net interest income decreased $1.5 million, or 21.4%, from $7.0 million for the first quarter of 2005 to $5.5 million for the first quarter of 2006. The decrease was mainly due to a 96 basis point increase in the average yield on interest-bearing liabilities and a $247.4 million decline in the average balance of interest-earning assets driven by a decrease in the average loan balance. The decrease in the average loans resulted from market conditions, limited lending personnel and collection efforts. The decreasing effect of these items on net interest income was partially offset by a 71 basis point increase in the average yield on interest-earning assets and a $221.4 million decrease in the volume of interest-bearing liabilities resulting from the decline in average deposits.
     Total interest income decreased $1.0 million, or 6.7%, from $15.4 million in the first quarter of 2005 to $14.4 million in the first quarter of 2006. The decrease was primarily the result of a $247.4 million, or 19.0%, decrease in average interest-earning assets. The largest decrease was interest income on loans, which declined $2.3 million or 21.2% from $11.0 million for the first quarter of 2005 to $8.6 million for the first quarter of 2006. The decrease in loan interest income was primarily due to a $185.3 million decrease in the average balance of loans outstanding resulting from market conditions, limited lending personnel and collection efforts. The decrease in loan interest income was partially offset by a $1.4 million increase in interest income on securities during the first quarter of 2006 compared to the same period in 2005. The increase in income on securities was due to a 102 basis point increase in the average yields and a $31.4 million increase in the average balance.
     Total interest expense increased $0.5 million, or 5.5%, from $8.4 million in the first quarter of 2005 to $8.8 million in the first quarter of 2006. Interest expense on deposits, the largest component of interest-bearing liabilities, increased $0.1 million in the first quarter of 2006 compared to the same period in 2005, and interest expense on borrowings increased $0.4 million. The increase in borrowings was mainly due to higher yields in a rising rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures. The increase in interest expense on deposits was due to a 77 basis point increase in average yield due to the rising rate environment, mostly offset by a $226.8 million decease in the average balance.
     CIB Marine’s net interest spread decreased 25 basis points from 1.74% for the quarter ended March 31, 2005, to 1.49% for the quarter ended March 31, 2006. The decrease was primarily due to the change in the mix of average interest-earning assets. Higher yielding loans which comprised 53.2% of total average interest-earning assets for the quarter ended March 31, 2005 decreased to 48.1% of average interest-earning assets for the quarter ended March 31, 2006 and lower yielding securities as a percentage of average interest-earning assets increased from 33.8% to 44.7% at March 31, 2005 and 2006, respectively. The net interest margin declined 8 basis points during the same period, which was less than the decline in net interest spread due to the increase in yields of assets funded by noninterest-bearing liabilities.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:
     TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended March 31, 2006 Compared to
	Quarter Ended March 31, 2005 (2)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$336	$1,238	$1,574	49.34%
Securities-tax-exempt (1)	(119)	(9)	(128)	(72.32)

Total securities	217	1,229	1,446	42.95
Loans held for sale	(11)	—	(11)	(100.00)
Commercial	(1,599)	248	(1,351)	(57.59)
Commercial real estate	(1,464)	464	(1,000)	(12.18)
Consumer	43	(20)	23	5.56

Total loans (including fees)	(3,020)	692	(2,328)	(21.22)
Federal funds sold	(796)	640	(156)	(14.59)

Total interest income(1)	(3,610)	2,561	(1,049)	(6.80)
Interest Expense
Interest-bearing demand deposits	(38)	(33)	(71)	(36.41)
Money market	(72)	753	681	66.31
Other savings deposits	(47)	(30)	(77)	(54.61)
Time deposits	(1,516)	1,056	(460)	(8.66)

Total deposits	(1,673)	1,746	73	1.09
Borrowings-short-term	31	39	70	86.42
Junior subordinated debentures	—	295	295	18.90

Total borrowed funds	31	334	365	21.07

Total interest expense	(1,642)	2,080	438	5.21

Net interest income(1)	$(1,968)	$481	$(1,487)	(21.22)%

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended March 31, 2006 Compared to
	Quarter Ended March 31, 2005 (2)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$336	$1,238	$1,574	49.34%
Securities-tax-exempt (1)	(118)	(10)	(128)	(72.32)

Total securities	218	1,228	1,446	42.95
Commercial	(1,597)	245	(1,352)	(57.63)
Commercial real estate	(1,464)	464	(1,000)	(12.18)
Consumer	43	(20)	23	5.56

Total loans (including fees)	(3,018)	689	(2,329)	(21.23)
Federal funds sold	(795)	639	(156)	(14.59)

Total interest income(1)	(3,595)	2,556	(1,039)	(6.74)
Interest Expense
Interest-bearing demand deposits	(38)	(33)	(71)	(36.41)
Money market	(72)	753	681	66.31
Other savings deposits	(47)	(30)	(77)	(54.61)
Time deposits	(1,516)	1,056	(460)	(8.66)

Total deposits	(1,673)	1,746	73	1.09
Borrowings-short-term	34	62	96	174.55
Junior subordinated debentures	—	295	295	18.90

Total borrowed funds	34	357	391	22.92

Total interest expense	(1,639)	2,103	464	5.54

Net interest income(1)	$(1,956)	$453	$(1,503)	(21.40)%

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a negative $2.4 million in the first quarter of 2006 compared to a negative $1.1 million in the first quarter of 2005. The change in the provision was primarily due to a decline in the amount of loans outstanding at March 31, 2006 compared to March 31, 2005, reduced concentration of credits and an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Loan fees	$47	$118
Deposit service charges	262	310
Other service fees	36	361
Other income	105	129
Gain on sale of assets	40	—

	$490	$918

     Noninterest income decreased $0.4 million from $0.9 million for the first quarter of 2005 to $0.5 million for the first quarter of 2006 primarily due to a $0.3 million decrease in other service fees. During the first quarter of 2005,

CIB Marine collected fees for processing services it provided CIB-Chicago subsequent to its sale of CIB-Chicago to a nonaffiliated bank. There were no such fees in 2006.
Noninterest Expense
     The following table presents the significant components of noninterest expense:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Compensation and employee benefits	$5,831	$7,060
Equipment	907	945
Occupancy and premises	862	991
Professional services	884	547
Impairment loss on investment securities	513	1,120
Write down and losses on assets	—	297

Other expense:
Payroll and other processing charges	31	29
Correspondent bank charges	67	60
Advertising/marketing	164	222
Communications	327	304
Supplies and printing	94	132
Shipping and handling	149	166
Collection expense	61	63
FDIC and state assessment	349	520
Recording and filing fees	38	28
Foreclosed property	(4)	19
Other expense	2,271	586

Total other expense	3,547	2,129

Total noninterest expense	$12,544	$13,089

     Total noninterest expense decreased $0.5 million, or 4.2%, from $13.1 million for the first quarter of 2005 to $12.5 million for the first quarter of 2006. The decrease was primarily the result of the following:
•	Compensation and employee benefits expense decreased $1.2 million, or 17.4% during the first quarter of 2006 compared to the first quarter of 2005. The decrease is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004, which included a reduction in force program, restrictions on hiring and tight expense controls. Additionally, in the fourth quarter of 2005, CIB Marine closed three branches and sold one, and in the first quarter of 2006 CIB Marine closed one branch. The total number of full-time equivalent employees of companies included in continuing operations, decreased from 470 at March 31, 2005 to 324 at March 31, 2006.

•	Impairment loss on investment securities decreased $0.6 million. During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at March 31, 2006 and 2005. Accordingly, CIB Marine realized a $0.5 million and $1.1 million other-than-temporary loss on these certain securities during the first quarter of 2006 and 2005, respectively.

•	Write down and losses on assets decreased $0.3 million. During the first quarter of 2005, CIB Marine recognized $0.3 million in write-downs and losses on assets, mainly due to a $0.2 million impairment loss on a former branch facility located in Illinois and a $0.1 million impairment loss on other investments.

•	Other expenses increased $1.4 million mainly due to a $1.8 million contingent liability recognized in the first quarter of 2006. The contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.
Income Taxes
     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. CIB Marine is currently under audit by the Illinois Department of Revenue (“IDR”) relative to its investment in an Illinois REIT. The REIT was formed as a subsidiary of a former

Illinois subsidiary that was sold in 2004. Although CIB Marine believes it has both statutory authority and sound business purposes for establishing the REIT, the IDR audit has caused it to re-examine its Illinois tax exposure. Consequently CIB Marine charged its 2005 discontinued operations in the amount of $1.9 million to recognize its exposure and that liability remains at March 31, 2006.
     Additionally, in 2005 Canron had a net reduction in prior year exposure items of $0.4 million related to certain individually insignificant items.
Financial Condition
Overview
     During the first quarter of 2006, CIB Marine continued its focus on improving its credit quality and financial condition. In addition, CIB Marine allocated increased resources to business development as part of its strategic focus and sold or closed certain of its subsidiary bank branches. At March 31, 2006, CIB Marine held for sale the deposits and property and equipment of seven branches. Four of the branches were located in Illinois, two in Wisconsin and one in Nebraska. At both March 31, 2006 and December 31, 2005, CIB Marine had total assets of $1.1 billion.
Securities
     Total securities at March 31, 2006, were $446.5 million, a decrease of $46.9 million, or 9.5%, from $493.4 million at December 31, 2005. The ratio of total securities to total assets was 40.7% at March 31, 2006, compared to 43.3% at December 31, 2005. The decrease was due to CIB Marine’s liquidity risk management strategies in response to reduced deposits resulting from less competitive pricing by CIB Marine.
     The net unrealized loss on available for sale securities was $5.5 million at March 31, 2006, compared to $3.4 million at December 31, 2005. The $2.1 million increase was primarily due to the rising rate environment.
Loans
     Loans, net of the allowance for loan losses, were $480.0 million at March 31, 2006, a decrease of $10.7 million, or 2.2%, from December 31, 2005, and represented 43.8% of CIB Marine’s total assets at March 31, 2006, and 43.1% at December 31, 2005. The majority of the decrease was in commercial real estate loans which decreased $12.2 million as a result of the higher rate environment and limited lending personnel.
Credit Concentrations
     At March 31, 2006, CIB Marine had no secured borrowing relationships to one borrower or a related group of borrowers that exceeded 25% of stockholders’ equity compared to one at December 31, 2005. At December 31, 2005, the total outstanding commitments on the one borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, were 25.1% of equity and 3.9% of total loans. The principal drawn and outstanding on this one relationship at December 31, 2005 was $12.6 million. At March 31, 2006, the outstanding commitments on the December 31, 2005 borrowing relationship were 20.16% of equity and the principal drawn and outstanding was paid down to $6.9 million.
     At March 31, 2006, CIB Marine also had credit relationships within seven industries or industry groups that exceeded 25% of its stockholders’ equity.

	March 31, 2006			December 31, 2005
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$157.8	31%	215%	$181.8	35%	230%
Residential Real Estate Developers	77.5	15	106	73.2	14	93
Motel and Hotel	48.3	10	66	50.4	10	64
Nursing/Convalescent Home	29.7	6	41	35.4	7	45
Health Care Facilities	25.3	5	34	22.9	4	29
Retail Trade	25.0	5	34	25.4	5	32
Manufacturing	22.1	4	30	24.6	5	31

Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At March 31, 2006 the allowance for loan losses was $22.5 million, or 4.5%, of total loans, compared to $24.9 million, or 4.8% of total loans, at December 31, 2005. The decrease in the allowance was primarily due to a decrease in the loan portfolio, the improved credit quality of the portfolio and the change in the mix of the portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the first quarter of 2006 were $0.1 million, while recoveries were $0.2 million, compared to $0.9 million and $0.8 million, respectively, for the same period of 2005.
     The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 72.3% at March 31, 2006 compared to 59.1% at December 31, 2005. The increase in this ratio was due to a decline in the amount of loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at March 31, 2006 compared to December 31, 2005. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.
     The following table summarizes changes in the allowance for loan losses:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$24,882	$29,551
Loans charged-off
Commercial	(12)	(301)
Commercial real estate	(128)	(565)
Commercial real estate construction	—	—
Residential real estate	—	(49)
Consumer	(1)	(5)

Total loans charged-off	(141)	(920)
Recoveries of loans charged-off
Commercial	110	675
Commercial real estate	93	116
Commercial real estate construction	—	—
Residential real estate	—	—
Consumer	2	5

Total loan recoveries	205	796

Net loans (charged-off)/recovered	64	(124)
Provision for loan losses	(2,422)	(1,127)

Ending balance	$22,524	$28,300

Total loans:
Total company	$502,628	$636,148
Loans in assets of companies held for disposal	(104)	—

Total loans	$502,524	$636,148
Average total loans	508,645	693,952
Ratios
Allowance for loan losses to total loans	4.48%	4.45%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	72.30	58.24
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(0.64)	(0.93)
Commercial real estate	0.03	0.36
Consumer	(0.02)	0.82
Total loans	(0.05)	0.07
Ratio of recoveries to loans charged-off	145.39	86.52
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
     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	March 31, 2006	December 31, 2005	March 31, 2005
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$5,471	$6,426	$18,226
Commercial real estate	20,098	21,148	14,775
Commercial real estate construction	1,117	1,149	5,374
Residential real estate	337	379	421
Home equity	—	—	—
Consumer	2	3	—

Total nonaccrual loans	27,025	29,105	38,796
Foreclosed properties	985	2,931	2,954
Restructured loans	1,477	1,486	1,524

	29,487	33,522	43,274
Foreclosed properties included in assets of companies held for disposal	—	—	(100)

Total nonperforming assets, excluding assets of companies held for disposal	$29,487	$33,522	$43,174

Loans 90 Days or More Past Due and Still Accruing
Commercial	334	589	2,002
Commercial real estate	2,318	2,962	4,380
Commercial real estate construction	—	7,991	1,892
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—

Total loans 90 days or more past due and still accruing	$2,652	$11,542	$8,274

Allowance for loan losses	$22,524	$24,882	$28,300
Total loans:
Total company	$502,628	$515,544	$636,148
Loans in assets of companies held for disposal	(104)	—	—

Total loans	$502,524	$515,544	$636,148

Total assets:
Total company	$1,096,530	$1,138,428	$1,329,684
Assets of companies held for disposal	(5,270)	(5,913)	(14,436)

Net	$1,091,260	$1,132,515	$1,315,248

Ratios: Total Company-Continuing and Discontinued Operations:
Nonaccrual loans to total loans	5.38%	5.65%	6.10%
Foreclosed properties to total assets	0.09	0.26	0.22
Nonperforming assets to total assets	2.69	2.94	3.25
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	6.20	8.17	7.64
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.93	3.96	3.88
Ratios: Continuing Operations only (excludes assets of companies held for disposal):
Nonaccrual loans to total loans	5.38%	5.65%	6.10%
Foreclosed properties to total assets	0.09	0.26	0.22
Nonperforming assets to total assets	2.70	2.96	3.29
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	6.20	8.17	7.64
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.95	3.98	3.92
     Nonaccrual loans decreased $2.1 million, or 7.1%, from $29.1 million at December 31, 2005 to $27.0 million at March 31, 2006 primarily due to payments. The ratio of nonaccrual loans to total loans was 5.38% at March 31, 2006, compared to 5.65% at December 31, 2005.
     At March 31, 2006, CIB Marine had seven borrowing relationships (loans to one borrower or a group of borrowers) that accounted for $23.0 million, or 85.1%, of nonaccrual loans as of March 31, 2006 and consisted of the following:

•	Commercial real estate loans to a borrower totaling $10.8 million secured by first mortgages on two commercial properties. At March 31, 2006, specific reserves of $5.3 million were allocated to this borrowing relationship.

•	Commercial real estate loans to related borrowers in the total amount of $3.3 million and secured by a first mortgage on a commercial property and development. As of March 31, 2006 $3.3 million was classified as impaired and no specific reserves were allocated to this relationship.

•	Commercial real estate loans to related borrowers totaling $2.7 million and secured by business assets and second mortgages on two office buildings. As of March 31, 2006, no specific reserves were allocated to this relationship.

•	Commercial real estate loans totaling $2.2 million to a borrower secured by first mortgages on three commercial warehouse properties. As of March 31, 2006, no specific reserves were allocated to this relationship.

•	Commercial and commercial real estate loans totaling $2.0 million to related borrowers secured by business assets and first mortgages on three commercial properties. At March 31, 2006, specific reserves of $0.9 million were allocated to this relationship.

•	Commercial and commercial real estate loans totaling $1.2 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties. As of March 31, 2006, no specific reserves were allocated to this relationship.

•	Commercial loan in the amount of $0.8 million to a borrower secured by a junior mortgage on residential property. At March 31, 2006, $0.8 million in specific reserves were assigned to this relationship.
     While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.
     Foreclosed properties were $1.0 million at March 31, 2006 and consisted of three properties compared to $2.9 million at December 31, 2005 and five properties. All foreclosed properties were held for sale. During the first quarter of 2006, CIB Marine acquired one property and sold three properties which had a combined carrying value of $2.0 million at December 31, 2005. CIB Marine recognized a $0.4 million net loss on the sale of these three properties. This loss was offset by a $0.4 million recovery during the first quarter of 2006 resulting from settlement of litigation on a property sold in 2003. At March 31, 2006, one property with an $0.8 million carrying value accounted for the majority of the balance of foreclosed properties and consisted of an industrial building located in Wisconsin which was acquired through foreclosure proceedings in 2003.
     Restructured loans were $1.5 million at both March 31, 2006 and December 31, 2005. The balance at both March 31, 2006 and December 31, 2005 was due to one commercial real estate loan with a balance of $1.5 million. The note matured in the first quarter of 2006 and CIB Marine has engaged counsel to commence litigation proceedings. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $2.7 million in loans that were 90 days or more past due and still accruing at March 31, 2006 compared to $11.5 million at December 31, 2005. The decrease in loans classified as 90 days or more past due and still accruing at March 31, 2006 compared to December 31, 2005 was primarily due to payoffs and loans being brought current. One borrowing relationship within this category had a outstanding balance in excess of $1.0 million at March 31, 2006 and was secured by a first mortgage on a commercial building. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.
     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.95% at March 31, 2006, compared to 3.98% at December 31, 2005.

     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $2.1 million from $28.9 million at December 31, 2005 to $26.8 million at March 31, 2006. The decrease in impaired loans was primarily due to payments. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	March 31, 2006	December 31, 2005	March 31, 2005
	(Dollars in thousands)
Impaired loans without a specific allowance	$11,434	$10,511	$13,244
Impaired loans with a specific allowance	15,352	18,349	24,685

Total impaired loans	26,786	28,860	37,929

Specific allowance related to impaired loans	$8,058	$8,562	$8,672

Companies Held For Disposal
     At both March 31, 2006 and December 31, 2005, assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR, MSI and a $1.9 million tax exposure liability related to a subsidiary sold in 2004. MICR and Canron were acquired in full or partial satisfaction of loans. Net income or loss from these companies is included in net income or loss from discontinued operations.
Assets and liabilities of companies held for disposal

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$4,874	$5,165
MICR (1)	318	595
MSI	709	806
Other (2)	(631)	(653)

Total assets of companies held for disposal	$5,270	$5,913

Liabilities of companies held for disposal:
CIB Construction (1)	$5,029	$5,161
MICR (1)	300	491
MSI	1,601	1,901
Other (2)	735	763

Total liabilities of companies held for disposal	$7,665	$8,316

(1)	Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

(2)	Includes mortgage banking assets/liabilities held by affiliates, tax liability in subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     CIB Construction (includes Canron)
     During the first quarter of 2006, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During the first quarter of 2005, CIB Marine recognized a $0.3 million recovery of impairment losses recognized in prior periods. There were no impairment losses or recoveries during the first quarter of 2006.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$626	$626
Accounts receivable	551	1,572
Other assets	3,697	2,967

Total assets	$4,874	$5,165

Liabilities and stockholder’s equity:
Income tax payable	$2,954	$3,106
Other liabilities	2,075	2,055

Total liabilities	5,029	5,161
Stockholder’s equity	(155)	4

Total liabilities and stockholder’s equity	$4,874	$5,165

     MICR
     During the fist quarter of 2006, CIB Marine continued to wind down the business affairs of MICR. The operations and substantially all the assets of MICR were sold in the fourth quarter of 2005, and the company’s name was changed to Everett Tech, Inc.
     The following table summarizes the composition of MICR’s balance sheet:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$1	$273
Income tax receivable	127	122
Other assets	190	200

Total assets	$318	$595

Liabilities and stockholder’s equity:
Liabilities	$300	$491
Stockholder’s equity	18	104

Total liabilities and stockholder’s equity	$318	$595

     MSI
     During the first quarter of 2006, CIB Marine continued to wind down the remaining affairs of MSI. The operations and substantially all the assets of MSI were sold during the third quarter of 2004. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues.
     The following table summarizes the composition of MSI’s balance sheet:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$3	$24
Net loans	104	105
Income tax receivable	599	633
Other assets	3	44

Total assets	$709	$806

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$860	$829
Other liabilities	741	1,072

Total liabilities	1,601	1,901
Stockholder’s equity	(892)	(1,095)

Total liabilities and stockholder’s equity	$709	$806

Assets and Deposits of Branches Held For Sale
     At March 31, 2006, three of CIB Marine’s subsidiary banks had for sale the deposits and certain property and equipment of seven of their branches. Four of the branches are located in Illinois, two in Wisconsin and one in Nebraska. At March 31, 2006, the combined deposits of these seven branches was $87.9 million and the total property and equipment net of accumulated depreciation was $0.9 million. These assets and liabilities are included in assets and deposits held for sale as of March 31, 2006. Five of seven branches held for sale at March 31, 2006 comprised the balance of assets and deposits held for sale at December 31, 2005.
Deposit Liabilities
     Total deposits decreased $49.5 million, or 5.7%, from $867.7 million at December 31, 2005 to $818.2 million at March 31, 2006. The decrease in deposits was due to the transfer of deposits to deposits held for sale at March 31, 2006, less competitive rate setting practices adopted by CIB Marine for interest-bearing deposits, and a decline in deposit relationships associated with the decrease in commercial loans. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 56.7% at March 31, 2006 and 57.5% at December 31, 2005. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At March 31, 2006 time deposits of $100,000 or more, excluding deposits of branches held for sale, amounted to $119.8 million, or 25.8%, of total time deposits, compared to $122.5 million or 24.6% at December 31, 2005. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits, excluding deposits of branches held for sale, were $44.8 million, or 9.7%, of total time deposits at March 31, 2006, and $37.3 million, or 7.5% of total time deposits at December 31, 2005.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, decreased $10.1 million from $94.1 million at December 31, 2005 to $84.0 million at March 31, 2006. The decline occurred in short-term borrowings which were $14.9 million at March 31, 2006 compared to $25.0 million at December 31, 2005.
Other Liabilities
     Other liabilities increased $1.7 million from $5.2 million at December 31, 2005 to $6.9 million at March 31, 2006. The increase was primarily due to a $1.8 million contingent liability recorded in the first quarter of 2006. The contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

Capital and Regulatory Matters
     CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the banks’ assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.
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
     At March 31, 2006, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine-Wisconsin and CIB-Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at March 31, 2006, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     At March 31, 2006 and 2005, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004; Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with its banking regulatory authorities in the second quarter of 2004; Citrus Bank was subject to a Written Agreement (“Citrus Agreement”) it entered into with the Office of the Comptroller of the Currency in the third quarter of 2004; and Marine-Wisconsin and CIB-Indiana were each subject to a Memorandum of Understanding (“Memoranda”) which were entered into in March 2005 with their respective banking regulators. Among other items, the Agreements, Order and Memoranda restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. The Citrus Agreement also required Citrus Bank to maintain total capital to risk weighted of not less than 14%. These restrictions are in force until such Agreements, Order and Memoranda are terminated. Failure to comply with the Agreements, Order or Memoranda could have a material adverse effect on CIB Marine and its operations. As of March 31, 2006, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Agreements, Order and Memoranda.
     The risk-based capital information of CIB Marine at March 31, 2006 and December 31, 2005 is contained in the following table.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Risk weighted assets	$680,097	$704,754

Average assets (1)	1,092,216	1,174,207

Capital components Stockholders’ equity	$73,386	$79,182
Restricted Core Capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in consolidated subsidiaries	—	—

Total restricted core capital elements	60,000	60,000
Disallowed amounts	(35,538)	(33,606)

Maximum allowable in tier 1 capital	24,462	26,394
Nonfinancial equity items	—	(14)
Less: disallowed intangibles	(982)	(982)
Add: unrealized loss on securities	5,460	3,435

Tier 1 capital	102,326	108,015
Allowable allowance for loan losses	8,674	9,008
Allowable subordinated debentures net of investment in trust	35,538	33,606

Total risk-based capital	$146,538	$150,629

			Minimum Required To
			be Adequately
	Actual		Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2006
Total capital to risk weighted assets	$146,538	21.55%	$54,408	8.00%
Tier 1 capital to risk weighted assets	102,326	15.05	27,204	4.00
Tier 1 leverage to average assets	102,326	9.37	43,689	4.00

December 31, 2005
Total capital to risk weighted assets	$150,629	21.37%	$56,380	8.00%
Tier 1 capital to risk weighted assets	108,015	15.33	28,190	4.00
Tier 1 leverage to average assets	108,015	9.20	46,968	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
New Accounting Pronouncements
     Derivatives
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No 133 and 140 (“SFAS 155”). SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain embedded derivatives that require bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued on or after January 1, 2007. Adoption of this standard did not materially affect CIB Marine’s consolidated financial statements.
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
     Income Taxes
     In June 2006, the FASB issued Statement of Interpretation No. 48 to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The effect of a tax position is recognized in the financial statements if it is determined that it is more likely than not the position will be sustained upon examination by taxing authorities, including resolution of any related appeals or litigation processes, based on its technical merits. The effect is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Interpretation is effective for fiscal years beginning after December 15, 2006, although earlier application is encouraged. CIB Marine is still assessing the impact of adoption of the Interpretation on its consolidated financial statements, and does not expect it to have a material impact on CIB Marine’s financial statements.

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
     In February 2007 the FASB issued Statement of Financial Accounting Standard No 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. CIB Marine is still assessing the provisions of SFAS 159, and does not expect it to have a material impact on CIB Marine’s consolidated financial statements.
     Consideration of the Effects of Prior Year Misstatements on Current Year Financial Statements
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not materially affect CIB Marine’s consolidated financial statements.
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
     During 2006 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, the credit status of all of CIB Marine’s subsidiary banks was reduced. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal reserve discount window. These restrictions were removed from one of the subsidiary banks during 2005. At March 31, 2006, only two of the subsidiary banks were required to pledge securities in order to have access to the federal reserve discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends.
     The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.
     CIB Marine’s primary sources of funds for the three months ended March 31, 2006 resulted from a net decrease in investment securities of $44.2 million and a net decrease in the loan portfolio of $13.1 million. Other sources of funds resulted from $1.7 million from the sale of foreclosed properties, $0.2 million in investing cash flows of discontinued operations and a net decrease in other investments of $0.1 million.
     A net decrease in deposits of $27.2 million and a decrease in short-term borrowings of $10.1 million were CIB Marine’s primary uses of funds for the three months ended March 31, 2006. Other uses of funds include $2.2 million in cash used by operating activities, a $1.3 million decrease in deposits held for sale and $0.3 million to purchase property and equipment.
     The Company had liquid assets from continuing operations of $131.1 million and $112.9 million at March 31, 2006 and December 31, 2005, respectively.
     CIB Marine was able to meet its liquidity needs during the first quarter of 2006. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of preferred securities. The deferral period may last as long as 5 years. During 2007, it is expected that CIB Marine will continue to defer interest payments on its junior subordinated debentures and will have adequate funding capacity to meet its other obligations. The primary sources of funding are expected to be cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.
Subsequent Events
Charter Consolidation
     In August 2006, CIB Marine merged CIB-Indiana into Marine-Wisconsin. CIB Marine may also consider the consolidation of additional charters in the future as part of its strategy to become more efficient.
CIB Construction/Canron
     Canron is continuing to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In the first nine months of 2007, Canron paid $1.2 million in dividends to CIB Construction and CIB Construction paid $1.2 million in dividends to CIB Marine.
Regulatory Orders and Agreements
     In August 2006, CIB Marine merged CIB-Indiana into Marine-Wisconsin. In September 2006, the Citrus Agreement with the OCC was terminated. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. Among other items, the Memorandum requires

Central Illinois Bank to maintain a minimum Tier 1 capital of 8% of total assets as calculated in accordance with Part 325 of the FDIC Rules and Regulations and to obtain regulatory approval prior to the purchase of any loan pools in excess of $3.0 million.
Management Changes
     In April 2006, John P. Hickey, Jr. was appointed President and CEO of Marine-Wisconsin, replacing Michael J. Miller who resigned in February 2006. Stanley J. Calderon, President and CEO of CIB Marine served as interim President and CEO of Marine-Wisconsin from February 2006 to April 2006. Upon the merger of CIB-Indiana into Marine-Wisconsin in August 2006, J. Brian Chaffin, formerly the President of CIB-Indiana, was appointed Market President of the bank’s Indiana operations. In September 2006, Robert Churan was appointed Market President of the western operations, replacing Mr. Schwallier who resigned. In March 2007, Mr. Stanley J. Calderon was elected Chairman of the Board of CIB Marine, replacing Mr. W. Scott Blake, who remains a director. In March 2007, Mr. Calderon also resigned as President and CEO of CIB Marine and was replaced by Mr. John P. Hickey Jr. In May 2007, Mr. Hickey was also appointed to CIB Marine’s Board of directors. Mr. Calderon’s employment agreement with CIB Marine terminated upon his resignation as President and CEO. In November 2007, Mr. Steven Klitzing announced his resignation as CFO of CIB Marine, effective November 14, 2007.
Liquidity
     During 2006 and 2007, some of the borrowing sources customarily utilized by CIB Marine continued to be contingent on subsidiary bank pledges of fixed income investment securities, including availability of federal funds purchased with correspondent banks and short-term borrowing availability from the Federal Home Loan Bank of Chicago. In the first quarter of 2007, the restriction requiring one of the subsidiary banks to pledge securities in order to have access to the federal reserve discount window was removed.
     In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supports CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities would not be fully recovered and accordingly, recognized an other-than-temporary impairment loss of $2.0 million and $1.1 million on these securities during 2005 and 2006, respectively.
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
     In September, 2007, the FHLB Chicago filed a Form 8-K with the SEC regarding the receipt of a draft consent cease and desist order from its regulator, the Federal Housing Finance Board (“Finance Board”). The draft order includes a prohibition, unless otherwise approved by the Director of the Office of Supervision of the Finance Board (“OS Director”), of capital stock repurchase and redemptions by the FHLB from its members, including redemptions upon membership withdrawal or termination. The FHLB states that the draft order contemplates that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of the FHLB. The draft order also proposes that dividend declarations would be subject to the prior written approval of the OS Director. At both December 31, 2006 and September 30, 2007, CIB Marine had $11.5 in FHLB Chicago stock, of which $0.6 million and $1.7 million, respectively, was categorized as required.
Loan Pool Purchase
     CIB Marine has purchased two closed end pools of fixed rate second lien home equity loans from Residential

Funding Corporation, a division of General Motors Acceptance Corporation: a $47.8 million pool in June 2006 and a $48.2 million pool in February 2007. The 2006 purchase was funded with $12.0 million in FHLB Chicago borrowings with the remainder coming from cash on hand. The 2007 purchase was funded with cash on hand and $15.0 million in FHLB Chicago borrowings. The June 2006 purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. The February 2007 purchased pool included 965 loans with a weighted average yield of 9.98%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and FICO score of 709.
     In the third quarter of 2007 CIB Marine increased the loss provision rates on these two home equity pools primarily due to the general deterioration in the condition of the housing markets and the housing finance markets.
Branch Activities
     During the last nine months of 2006, Marine-Wisconsin sold branches in Grafton, Wisconsin and Omaha, Nebraska and Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of these six branches was $2.7 million. The total deposits of these sold branches as of December 31, 2005 were $78.8 million. CIB Marine had 30 branches as of December 31, 2006 holding $0.8 billion in deposits.
     During the first nine months of 2007, Marine-Wisconsin sold its Cedarburg and Brookfield, Wisconsin branches, resulting in a total net gain on the sales of $1.1 million. The branches had $49.7 million in deposits at the time of sales. Additionally, CIB Marine closed the Henderson, Nevada; Sun City, Arizona; and Indianapolis (Fox Road), Indiana branches and received regulatory approval to close the Milwaukee, Wisconsin branch. At December 31, 2006, these four branches had total deposits of $46.7 million. Deposits of closed branches are transferred to other CIB Marine branches.
Goodwill
     The balance of CIB Marine’s goodwill at March 31, 2006 is a result of prior branch acquisitions and related to branches that were sold in the second quarter of 2006 and the first quarter of 2007. As a result of these branch sales CIB Marine had no goodwill at September 30, 2007.
FDIC Deposit Insurance Premiums
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes in the last nine months of 2006 and during 2007, 249,748 and 102,632 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In November 2006, 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47. In May 2007, 74,000 options were granted at an exercise price of $4.10 per share. As of September 30, 2007, there were 1,146,689 options outstanding with a weighted average exercise price of $7.89.
Late Filing of Tax Returns
     CIB Marine did not file all required federal and state tax returns for calendar years 2004, 2005 and 2006 by the required due dates. The 2004 federal return was subsequently filed in February 2007 and the state returns were filed during the second quarter of 2007. CIB Marine is in the process of completing the 2005 tax returns. Upon conclusion of the audit of the financial statements for 2006 and the filing of the related Form 10-K and Form 10-Q’s with the SEC, CIB Marine intends to complete and file the 2006 tax returns. Although CIB Marine does not anticipate taxable income during these periods, penalties and interest may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Since December 31, 2005, CIB Marine’s market risk profile has become less sensitive to declining rates and more sensitive to rising rates. The change in sensitivity is in part due to the reduction in short-term repricing assets and the increase in longer term repricing assets. For additional information regarding CIB Marine’s market risk, refer to its 2005 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.
     The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2006.
Repricing Interest Rate Sensitivity Analysis

	0-3	4-6	7-12	2-5	Over 5	Held for
	Months	Months	Months	Years	Years	sale/disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$259,141	$17,298	$38,140	$159,450	$28,599	$(104)	$502,524
Securities	77,489	19,291	48,145	252,678	48,914	—	446,517
Federal funds sold	104,838	—	—	—	—	—	104,838

Total interest-earning assets	441,468	36,589	86,285	412,128	77,513	(104)	1,053,879
Interest-bearing liabilities:
Time deposits	110,322	85,521	160,491	159,690	6,084	(58,278)	463,830
Savings and interest-bearing demand deposits	273,041	—	—	—	—	(22,591)	250,450
Short-term borrowings	14,879	—	—	—	—	—	14,879
Long-term borrowings	—	—	—	7,250	—	—	7,250
Junior subordinated debentures	20,619	—	—	41,238	—	—	61,857

Total interest-bearing liabilities	$418,861	$85,521	$160,491	$208,178	$6,084	$(80,869)	$798,266

Interest sensitivity gap (by period)	22,607	(48,932)	(74,206)	203,950	71,429	80,765	255,613
Interest sensitivity gap (cumulative)	22,607	(26,325)	(100,531)	103,419	174,848	255,613	255,613
Adjusted for derivatives:
Derivatives (notional, by period)	(4,127)	—	—	5,000	(873)	—	—
Derivatives (notional, cumulative)	(4,127)	(4,127)	(4,127)	873	—	—	—

Interest sensitivity gap (by period)	18,480	(48,932)	(74,206)	208,950	70,556	80,765	255,613
Interest sensitivity gap (cumulative)	18,480	(30,452)	(104,658)	104,292	174,848	255,613	255,613
Cumulative gap as a % of total assets	1.69%	(2.78)%	(9.54)%	9.51%	15.95%	23.31%
     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of March 31, 2006, and December 31, 2005.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
March 31, 2006	0.86%	(1.02)%	(0.68)%	(4.43)%
December 31, 2005	1.48%	(1.14)%	(1.32)%	(5.27)%
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
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2006. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weakness in internal control over financial reporting which was reported in the 2005 Form 10-K continue to exist. As of March 31, 2006, CIB Marine has determined that it has completed the testing of the changes in controls that were implemented during 2005 to remediate this weakness and has concluded that the material weakness has been remediated. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of March 31, 2006.
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Material pending litigation, other than that of a routine nature in the ordinary course of business, is as follows:
     In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB-Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB-Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB-Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants’ violations of lending regulations caused a decline in the plaintiff’s investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB-Chicago.
     In June 2004, Central Illinois Bank commenced an action in the Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois, against John C. Hadley and Mary Lydia Hadley, CIB Marine’s largest individual shareholders at the time, for damages arising out of the Hadleys’ default in December 2003 of certain loan obligations (the “State Litigation”) and subsequently obtained a confession of judgment. The loans approximate $9.7 million plus interest and attorneys fees and were secured by CIB Marine stock and the accounts receivable, inventory, equipment and other personal property of the borrowers and their restaurant supply and coin businesses. In December 2004, the Hadleys consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code pending in the United States Bankruptcy Court for the Central District of Illinois (the “Bankruptcy Case”). The Hadleys stayed the State Litigation and, in the first quarter of, 2006, the Hadleys filed a counterclaim against Central Illinois Bank in the dischargeability adversary proceeding that sought to recover $35.0 million in actual damages and punitive damages for the alleged loss or substitution by Central Illinois Bank of certain rare coins and collectibles which the Hadleys alleged were pledged to the bank as collateral, sought to recover certain alleged preferential transfers and sought to equitably subordinate the bank’s claim to those of unsecured creditors. Central Illinois Bank and the Hadleys have settled these matters with the approval of the Bankruptcy Court. According to the settlement agreement, the adversary complaint and counterclaims in the Bankruptcy Court and the State Litigation were dismissed with prejudice and without admitting any fault or liability; the parties exchanged mutual general releases of claims among the Hadleys, Central Illinois Bank and its parent and affiliated corporations, preserving only the Hadleys’ claims as members of a putative plaintiff class in an action currently pending in the United States District Court for the Eastern District of Wisconsin entitled Dennis Lewis, et al. v. CIB Marine Bancshares, Inc., et al., Case No. 05-C-1008 or as individual plaintiffs in an “opt out” action against some or all of the same parties alleging substantially the same claims; and Central Illinois Bank discharged, waived, released and assigned its claims in the Bankruptcy Case to the Hadleys’ bankruptcy estate, returned to the Hadleys’ bankruptcy estate all collateral security held by Central Illinois Bank and paid the bankruptcy estate $1.75 million in the first quarter of 2007. CIB Marine recorded a $1.75 million contingent liability expense in the first quarter of 2006 related to the settlement.
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
     On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine, certain of its current and former officers and directors, and KPMG. The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation, and have not been reasserted in the consolidated complaint. Plaintiffs sought to maintain the action as a class action on behalf of all persons who purchased common stock of CIB Marine between April 12, 1999, and April 12, 2004, claiming violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine and KPMG under Section 20(a) of the Exchange Act as controlling persons. The substance of the complaint is that the financial condition of CIB Marine was overstated with the result that members of the purported class acquired their CIB Marine stock at inflated prices. Plaintiffs seek money damages, interest, attorneys’ fees and costs. The federal court in Urbana, Illinois granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin, where the action is now pending.
     All defendants moved to dismiss the action on various grounds. On October 12, 2006 the court denied CIB Marine’s motion to dismiss, granted in part the motions to dismiss filed by the individual defendants and granted the motion to dismiss filed by KPMG. CIB Marine and the individual defendants have filed answers to the pending complaint denying any liability. An additional person has moved to intervene as a plaintiff in the action. In light of a recent decision of the Supreme Court of the United States that addressed the pleading standards that must be satisfied by the plaintiff in a case such as this one, on July 16, 2007 CIB Marine and the individual defendants filed a motion for judgment on the pleadings, or in the alternative, a motion for reconsideration of the ruling on the motion to dismiss, seeking dismissal of the action on the ground that the plaintiffs have not satisfactorily pleaded one of the essential elements of their cause of action. That motion has been fully briefed and no date has been set for a decision.
     On November 10, 2006, plaintiffs filed a further amended complaint as to KPMG, which KPMG moved to dismiss. On August 13, 2007, the court granted KPMG’s motion and dismissed the action as to it.
     As a result of the filing of the initial motions to dismiss, all discovery in this action was stayed automatically. Plaintiffs have moved to vacate that stay of discovery, which all defendants opposed based on KPMG’s pending motion to dismiss the further amended complaint filed by plaintiffs against KPMG. In granting KPMG’s motion to dismiss, the court noted the pendency of the motion for judgment on the pleadings described above and ruled that the stay of discovery will remain in place. Plaintiffs have filed a separate motion for a limited lift of the stay of discovery, which CIB Marine and the individual defendants opposed in their response filed on September 11, 2007. The court has not set a date to rule on the motions to vacate the stay of discovery.
     CIB Marine intends to vigorously contest certification of any class action and to otherwise vigorously defend this action. The ultimate outcome of this action cannot be determined at this time.
     In April 2005, James Fasano and Thomas Arundel, shareholders of CIB Marine and borrowers of CIB-Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, CIB-Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder to induce the plaintiffs to borrow $0.5 million from CIB-Chicago and invest it in Canron. Plaintiffs assert claims for fraud and shareholder remedies. The shareholder remedies action alleges the defendants’ violations of lending regulations caused a decline in the plaintiffs’ investment in CIB Marine. Plaintiffs seek an unspecified amount of compensatory and punitive damages, request an order requiring CIB Marine and the bank to repurchase their CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. On November 30, 2004, CIB Marine sold CIB-Chicago.
     In December 2003, CIB-Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. The property was included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB-Chicago acquired the property subject to the first lien held by an unaffiliated financial institution and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation was reported as an outstanding non-recourse mortgage note payable. During the second quarter of 2004, CIB-Chicago transferred all of its rights, title and interest in the property, along with the borrower’s obligation under the related mortgage note, to the first lien holder. CIB-Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB-Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. During 2003, CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB-Chicago commenced litigation in the United States District Court for the Northern District of Illinois, Eastern Division, against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB-Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB-Chicago. In April 2005, the United States District Court dismissed the RICO claim and, as a result, lacked jurisdiction over the state law claims. In April 2005, CIB Marine commenced an action in the Circuit Court of Cook County, Illinois, against the defendants on the state law claims. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB-Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.
     On April 20, 2006, Mark A. Sindecuse filed an action in the United States District Court, Eastern District of Missouri, Eastern Division (St. Louis) against CIB Marine, Dean M. Katsaros (“Katsaros”), a former director of CIB Marine, and Katsaros & Associates, Inc. The complaint, as amended, purported to assert common law causes of action against CIB Marine for fraud and negligent misrepresentation in connection with plaintiff’s purchases of common stock of CIB Marine in private placements in 1995, 1996, 1997 and 1998. Plaintiff sought compensatory damages in excess of $2,000,000 and unspecified punitive damages. After a motion to dismiss the amended complaint resulted in the dismissal of the negligent misrepresentation claims against it, CIB Marine filed an answer denying any liability to plaintiff and a motion for summary judgment on the remaining claim. On August 28, 2007, following Plaintiff’s withdrawal of two of the three remaining claims against Katsaros, the Court granted CIB Marine and Katsaros summary judgment on the sole remaining claim and dismissed the lawsuit. On September 24, 2007, Plaintiff filed a notice of appeal of the judgment.
     CIB Marine and the individual defendants in the Ruedi, Burchett, Fasano/Arundel and Lewis cases described above, are insureds under a policy that on its face purports to provide coverage for those cases, including the costs of defense (payment of which by the insured reduces the remaining coverage under the policy), which include attorneys’ fees. The insurer has reserved all rights and notified CIB Marine and the other insureds of potential grounds to deny coverage. After CIB Marine exhausted the retention under that policy, the insurer paid substantially all of the costs of defense of CIB Marine and the individual defendants in the Ruedi and Lewis cases through February 17, 2006 subject to its reservation of rights to seek reimbursement (and through March 31, 2007 in the Burchett and Fasano/Arundel cases). The insurer informed the insureds of its intention to terminate any further funding of the costs of defense. Negotiations ensued and CIB Marine and the insurer discussed an arrangement in which the insurer would pay 35% of the costs of defense of the Ruedi and Lewis cases incurred by CIB Marine and the individual defendants and CIB Marine would pay the remaining 65% of those reasonable costs. This agreement has not been reduced to writing. With respect to the individual defendants, the payment of these defense costs by CIB Marine is pursuant to the provision of its by-laws that mandates advancing defense costs of directors and officers under certain circumstances and a full reservation of rights under the policy by both parties. The advances to individuals are subject to repayment by the individual defendants if it is ultimately determined, as provided in the by-laws and applicable Wisconsin law, that they are not entitled to be indemnified. The arrangement under discussion with the insurer would provide that either CIB Marine or the insurer could terminate the funding arrangement under certain circumstances. In the event of termination, CIB Marine would be responsible for all of the reasonable costs of defense of CIB Marine and the individual defendants.
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
     It is not possible to estimate the amount or timing of the defense costs that will be paid by CIB Marine from and after February 17, 2006 in the Ruedi and Lewis cases or in the other cases described above. The following factors, among others, could cause actual results to differ from those described in the preceding forward-looking statement and affect the amount and timing of the expenses referred to with respect to the Ruedi and Lewis cases: (1) the federal court’s decision on whether to vacate the existing stays of discovery and, if one or both stays are vacated, the scope of discovery that is allowed by the court and/or requested by the plaintiffs; (2) the extent, if any, to which the Lewis case is allowed to proceed and, if so, allowed to proceed as a class action; (3) the scope of discovery pursued by the plaintiffs (and the timing and substance of the court’s rulings on any objections thereto by defendants) if and when discovery proceeds irrespective of the existing stays of discovery; (4) the extent to which CIB Marine and the individual defendants and their respective counsel are able to coordinate their defense of the action and in particular minimize duplication of activities in defense of the case; (5) if the funding arrangement is finally agreed to by CIB Marine, the individual defendants and the insurer, the insurer’s determinations of what services and costs are reasonable and appropriate under the insurer’s guidelines for paying the costs of defense; (6) CIB Marine’s determination of what costs of defense are “reasonable” within the meaning of its by-laws and any claims made by individual defendants whose costs of defense may be rejected in whole or in part on that ground; (7) the occurrence of circumstances that would lead either CIB Marine or the insurer to terminate the funding arrangement described above if in fact an agreement is entered into; and (8) the extent to which any individual defendant whose costs of defense are advanced by CIB Marine is ultimately required to repay those costs and, if so, the ability of that person to make repayment.
     In July 2007, Mark Swift and M.A. Swift & Associates Ltd., purported minority shareholders of a former loan customer of CIB Marine Capital, LLC (“CIB Capital”), filed a lawsuit in US District Court for the Northern District of Illinois, Eastern Division, against CIB Capital and CIB Marine. Subsequently, the Trustee for the bankruptcy estate of Mark Swift assumed the action as plaintiff. In September 2007, the plaintiff amended the complaint and dismissed CIB Marine and CIB Capital as defendants.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the first quarter of 2006.
ITEM 5. OTHER INFORMATION
     Not Applicable.
ITEM 6. EXHIBITS
Exhibit 31.1-Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).
Exhibit 31.2-Certification of Steven T. Klitzing, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).
Exhibit 32.1-Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2-Certification of Steven T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 6th day of November, 2007.

CIB MARINE BANCSHARES, INC. (Registrant)
By:	/s/ STEVEN T. KLITZING
Steven T. Klitzing
Executive Vice President and Chief Financial Officer