Form 10-Q
period 2006-06-30
CIB MARINE BANCSHARES INC
filed 2007-11-07
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

EXPLANATORY NOTE
This document is intended to speak as of June 30, 2006, except as otherwise noted.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	June 30,
	2006	December 31,
	(Unaudited)	2005
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$29,164	$24,554
Federal funds sold	69,535	88,358

Total cash and cash equivalents	98,699	112,912
Securities	395,871	493,409
Loans	540,035	515,544
Allowance for loan losses	(23,105)	(24,882)

Net loans	516,930	490,662
Premises and equipment, net	11,761	12,914
Accrued interest receivable	5,269	5,133
Foreclosed properties	144	2,931
Assets of branches held for sale	888	723
Assets of companies held for disposal	4,777	5,913
Goodwill	746	982
Other assets	15,539	12,849

Total assets	$1,050,624	$1,138,428

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$83,110	$99,483
Interest-bearing demand	38,391	49,389
Savings	193,940	220,037
Time	436,947	498,791

Total deposits	752,388	867,700
Short-term borrowings	31,782	25,001
Long-term borrowings	7,250	7,250
Junior subordinated debentures	61,857	61,857
Accrued interest payable	20,712	16,896
Deposits of branches held for sale	92,179	66,991
Liabilities of companies held for disposal	7,671	8,316
Other liabilities	8,873	5,235

Total liabilities	982,712	1,059,246
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,246	158,163
Accumulated deficit	(101,126)	(93,528)
Accumulated other comprehensive loss, net	(7,241)	(3,435)
Receivables from sale of stock	(151)	(202)
Treasury stock at cost 12,663 shares	(162)	(162)

Total stockholders’ equity	67,912	79,182

Total liabilities and stockholders’ equity	$1,050,624	$1,138,428

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$8,927	$9,407	$17,568	$20,377
Loans held for sale	—	3	—	3
Securities:
Taxable	4,530	3,551	9,138	6,380
Tax-exempt	40	171	89	348
Dividends	209	366	365	727
Federal funds sold	1,311	1,177	2,224	2,246

Total interest and dividend income	15,017	14,675	29,384	30,081
Interest Expense
Deposits	7,198	6,802	13,948	13,479
Short-term borrowings	173	91	324	146
Long-term borrowings	92	92	182	182
Junior subordinated debentures	1,883	1,648	3,739	3,209

Total interest expense	9,346	8,633	18,193	17,016

Net interest income	5,671	6,042	11,191	13,065
Provision for credit losses	137	(1,916)	(2,285)	(3,043)

Net interest income after provision for credit losses	5,534	7,958	13,476	16,108
Noninterest Income
Loan fees	72	104	119	222
Deposit service charges	279	258	541	568
Other service fees	72	167	108	528
Other income	22	50	127	179
Net gain on sale of assets	887	—	927	—
Gain on sale of investment securities, net	—	154	—	154

Total noninterest income	1,332	733	1,822	1,651
Noninterest Expense
Compensation and employee benefits	5,272	6,603	11,103	13,663
Equipment	909	1,019	1,816	1,964
Occupancy and premises	842	955	1,704	1,946
Professional services	988	1,281	1,872	1,828
Impairment loss on investment securities	621	42	1,134	1,162
Write down and losses on assets	—	1,402	—	1,699
Other expense	2,007	2,620	5,554	4,749

Total noninterest expense	10,639	13,922	23,183	27,011

Loss from continuing operations before income taxes	(3,773)	(5,231)	(7,885)	(9,252)
Income tax benefit	(43)	(162)	(231)	(157)

Loss from continuing operations	(3,730)	(5,069)	(7,654)	(9,095)
Discontinued Operations:
Pretax income from discontinued operations	33	2,745	287	3,473
Income tax expense	43	162	231	2,057

Income (loss) from discontinued operations	(10)	2,583	56	1,416

Net loss	$(3,740)	$(2,486)	$(7,598)	$(7,679)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.21)	$(0.28)	$(0.42)	$(0.50)
Discontinued operations	(0.00)	0.14	0.00	0.08

Net loss	$(0.21)	$(0.14)	$(0.42)	$(0.42)

Diluted:
Loss from continuing operations	$(0.21)	$(0.28)	$(0.42)	$(0.50)
Discontinued operations	(0.00)	0.14	0.00	0.08

Net loss	$(0.21)	$(0.14)	$(0.42)	$(0.42)

Weighted average shares-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779	18,333,779	18,333,779
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated	Stock
					Other	Receivables
	Common Stock		Capital	Accumulated	Comprehensive	and Treasury
	Shares	Par Value	Surplus	Deficit	Loss	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892
Comprehensive loss:
Net loss	—	—	—	(7,679)	—	—	(7,679)
Other comprehensive loss:
Realized losses on securities available for sale	—	—	—	—	(1,162)	—	(1,162)
Unrealized securities holding gains arising during the period	—	—	—	—	884	—	884

Total comprehensive loss							(7,957)

Balance, June 30, 2005 (unaudited)	18,346,442	$18,346	$158,163	$(89,546)	$(920)	$(1,108)	$84,935

Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182
Comprehensive loss:
Net loss	—	—	—	(7,598)	—	—	(7,598)
Other comprehensive loss:
Impairment loss on investment securities	—	—	—	—	(1,134)	—	(1,134)
Unrealized securities holding losses arising during the period	—	—	—	—	(2,672)	—	(2,672)

Total comprehensive loss							(11,404)

Stock option expense	—	—	83	—	—	—	83
Reduction in receivable from sale of stock	—	—	—	—	—	51	51

Balance, June 30, 2006 (unaudited)	18,346,442	$18,346	$158,246	$(101,126)	$(7,241)	$(313)	$67,912

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(7,654)	$(9,095)
Net income from discontinued operations	56	1,416

	(7,598)	(7,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(316)	(492)
Depreciation and other amortization	2,383	1,399
Provision for credit losses	(2,285)	(3,043)
Net gain on sale of assets and deposits	(927)	—
Write down and losses on assets	—	1,699
Impairment loss on investment securities	1,134	1,162
Gain on sale of investment securities, net	—	(154)
Decrease (increase) in interest receivable and other assets	(6,190)	6,518
Increase in interest payable junior subordinated debentures	3,711	3,181
Increase (decrease) in other interest payable and other liabilities	3,817	(696)
Operating cash flows of discontinued operations	(432)	2,279

Net cash provided by (used in) operating activities	(6,703)	4,174
Cash Flows from Investing Activities
Maturities of securities available for sale	113,760	309,824
Purchase of securities available for sale	(70,737)	(274,457)
Proceeds from sales of securities available for sale	—	4,762
Repayments of asset and mortgage-backed securities available for sale	44,570	27,960
Purchase of asset and mortgage-backed securities available for sale	(2,857)	(191,475)
Net (increase) decrease in Federal Home Loan Bank Stock	9,768	(11,951)
Net (increase) decrease in other investments	555	(13)
Net (increase) decrease in loans	(23,737)	148,476
Proceeds from sale of foreclosed properties	2,518	1,372
Net cash received from the sale of branches	1,400	—
Capital expenditures	(482)	(2,190)
Investing cash flows of discontinued operations	923	237

Net cash provided by investing activities	75,681	12,545
Cash Flows from Financing Activities
Decrease in deposits	(66,628)	(129,152)
Decrease in deposits held for sale	(3,988)	—
Deposits sold	(19,356)	—
Net increase in short-term borrowings	6,781	1,994

Net cash used in financing activities	(83,191)	(127,158)

Net decrease in cash and cash equivalents	(14,213)	(110,439)
Cash and cash equivalents, beginning of period	112,912	233,935

Cash and cash equivalents, end of period	$98,699	$123,496

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$14,377	$14,087
Interest expense-discontinued operations	—	30
Income taxes-continuing operations	—	(6,221)
Income taxes-discontinued operations	2	—
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	52	1,100
Transfers of commercial loans to loans held for sale	—	17,460
Transfer deposits to deposits of branches held for sale	48,532	7,699
Transfer assets to assets of branches held for sale	457	317
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1-Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2005 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the quarter and six-months ended June 30, 2006 and 2005. The results of operations for the quarter and six-months ended June 30, 2006 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc, and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at June 30, 2006 are included in income or loss from discontinued operations for all periods presented. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.
     At June 30, 2006, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona and Nevada. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.
Note 2-Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At June 30, 2006, options to purchase 677,982 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors, of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.
     The following is a reconciliation of stock option activity for the six months ended June 30, 2006:

			Weighted	Weighted Average	Weighted Average
		Range of	Average	Remaining	Grant Date
	Number	Option Prices	Exercise	Contractual	Fair Value
	of Shares	per Share	Price	Term in Years	Per Share
Shares under option at December 31, 2005	1,021,487	$4.10-23.66	$10.85

Granted	83,000	$4.10	$4.10		$0.69

Lapsed or surrendered	(146,739)	4.10-23.66	9.66
Exercised	—	—	—

Shares under option at June 30, 2006	957,748	$4.10-22.89	$10.45	6.36

Share exercisable at June 30, 2006	451,858	$13.07-22.89	$16.76	3.20

     The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2005	493,963
Granted	83,000
Vested	—
Forfeited	(71,073)

Nonvested stock options at June 30, 2006	505,890
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

	June 30,
	2006	2005
Dividend yield	—	—
Risk free interest rate	4.63%	4.25%
Expected volatility	40%	48%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share fair value of options	$0.76	$1.47
      The adoption of SFAS No. 123 (R)’s fair value method resulted in $0.1 million compensation expense for the first half of 2006. In accordance with SFAS No. 123 (R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At June 30, 2006, CIB Marine had $0.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 4.3 years.
     SFAS 123 No. (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first half of 2006.

     CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, result in an additional increase in capital surplus.
Note 3-Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
June 30, 2006
U.S. government agencies	$116,367	$—	$1,510	$114,857
Obligations of states and political subdivisions	32,141	29	1,616	30,554
Other notes and bonds	350	—	—	350
Asset-backed securities	3,560	8	—	3,568
Corporate commercial paper	4,624	—	—	4,624
Mortgage-backed securities	229,108	129	4,281	224,956

Total securities available for sale	386,150	166	7,407	378,909
Federal Home Loan Bank and Federal Reserve Bank stock at cost	16,962	—	—	16,962

	$403,112	$166	$7,407	$395,871

December 31, 2005
U.S. government agencies	$155,867	$55	$974	$154,948
Obligations of states and political subdivisions	27,580	151	177	27,554
Other notes and bonds	350	—	—	350
Asset-backed securities	9,568	10	—	9,578
Corporate commercial paper	13,033	38	—	13,071
Mortgage-backed securities	263,727	183	2,721	261,189

Total securities available for sale	470,125	437	3,872	466,690
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,719	—	—	26,719

	$496,844	$437	$3,872	$493,409

     Securities available for sale with a carrying value of $164.1 million and $161.5 million at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, federal funds purchased and borrowings from the federal reserve discount window and other purposes as required.
     In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $1.1 million and $1.2 during the six months ended June 30 2006 and 2005, respectively. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations.
     As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowing. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $9.7 million during the first half of 2006. As of June 30, 2006, CIB Marine had $16.1 million in FHLB Chicago stock, of which $1.2 million was categorized as required. See subsequent events discussion for further information regarding the liquidity of CIB Marine’s investment in FHLB Chicago stock.

Note 4-Loans
     The components of loans are as follows:

	June 30, 2006		December 31, 2005
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$58,954	10.9%	$69,048	13.4%
Commercial real estate	306,067	56.7	323,384	62.6
Commercial real estate construction	92,076	17.0	89,313	17.3
Residential real estate	14,385	2.7	19,925	3.9
Home equity	66,124	12.3	12,603	2.4
Consumer	2,176	0.4	2,179	0.4
Receivables from sale of CIB Marine stock	(151)	(0.0)	(202)	(0.0)

Gross loans	539,631	100.0%	516,250	100.0%

Deferred loan fees	404		(706)

Total loans	540,035		515,544
Allowance for loan losses	(23,105)		(24,882)

Loans, net	$516,930		$490,662

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $5.6 million and $9.5 million at June 30, 2006 and December 31, 2005, respectively.
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.5 million and $2.8 million as of June 30, 2006 and December 31, 2005, respectively.
     At June 30, 2006 and December 31, 2005, CIB Marine had $1.8 million and $1.9 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.01 million at both June 30, 2006 and December 31, 2005. Loans made specifically to enable the borrower to purchase CIB Marine stock, and not adequately secured by collateral other than the stock, and which have been classified as receivables from sale of stock and recorded as contra-equity, have not been included in this balance.
     During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713.
     The following table lists information on nonperforming and certain past due loans:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$21,706	$29,105
Restructured loans	—	1,486
Loans 90 days or more past due and still accruing	3,633	11,542
     Information on impaired loans is as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans without a specific allowance	$6,473	$10,511
Impaired loans with a specific allowance	15,096	18,349

Total impaired loans	$21,569	$28,860

Specific allowance related to impaired loans	$7,876	$8,562

     Changes in the allowance for loan losses were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$22,524	$28,300	24,882	29,551
Charge-offs	(117)	(2,524)	(258)	(3,444)
Recoveries	561	610	766	1,406

Net loan (charge-offs)/recoveries	444	(1,914)	508	(2,038)
Provision for loan losses	137	(1,916)	(2,285)	(3,043)

Balance at end of period	$23,105	$24,470	$23,105	$24,470

Allowance for loan losses as a percentage of loans	4.28%	4.23%	4.28%	4.23%

Note 5-Goodwill
     At June 30, 2006 and December 31, 2005, CIB Marine had $0.7 million and $1.0 million, respectively, of goodwill. The goodwill is not subject to amortization, but is subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired. There were no impairment losses recognized in either 2006 or 2005. During the second quarter of 2006, CIB Marine sold the fixed assets and deposits of its branch located in Grafton, Wisconsin. Goodwill of $0.2 million was allocated to this branch.
Note 6-Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$3,785	$5,165
MICR (1)	307	595
MSI	781	806
Other (2)	(96)	(653)

Total assets of companies held for disposal	$4,777	$5,913

Liabilities of companies held for disposal:
CIB Construction (1)	$5,172	$5,161
MICR (1)	297	491
MSI	710	1,901
Other (2)	1,492	763

Total liabilities of companies held for disposal	$7,671	$8,316

(1)	Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

(2)	Includes mortgage banking assets/liabilities held by affiliates, tax liability of subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of the following:

				Net
		Income		income/(loss)
	Pretax income	tax		Net of
	/(loss) before	expense	Other	intercompany
	other income	(benefit)	income(1)	transactions
	(Dollars in thousands)
Quarter Ended June 30, 2006
CIB Construction	$8	$89	$—	$(81)
MSI	17	(46)	8	71

Total	$25	$43	$8	$(10)

Six Months Ended June 30, 2006
CIB Construction	$7	$248	$—	$(241)
MSI	254	(12)	26	292
Other (2)	—	(5)	—	5

Total	$261	$231	$26	$56

Quarter Ended June 30, 2005
CIB Construction	$2,469	$109	$—	$2,360
MICR	335	117	—	218
MSI	(182)	(64)	123	5

Total	$2,622	$162	$123	$2,583

Six Months Ended June 30, 2005
CIB Construction	$2,758	$(50)	$—	$2,808
MICR	546	191	—	355
MSI	35	16	134	153
Other (3)	—	1,900	—	(1,900)

Total	$3,339	$2,057	$134	$1,416

(1)	Includes mortgage banking income/expense recognized by affiliates and intercompany transactions.

(2)	Relates to MICR.

(3)	Relates to subsidiary sold in 2004.
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. During the first half of 2006 and 2005 CIB Marine recognized a $0.01 million and $2.7 million, respectively, recovery of impairment losses recognized in prior periods. The recovery is included in discontinued operations on the consolidated statement of operations.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$64	$626
Accounts receivable	1,286	1,572
Other assets	2,435	2,967

Total assets	$3,785	$5,165

Liabilities and stockholder’s equity:
Income tax payable	$3,066	$3,106
Other liabilities	2,106	2,055

Total liabilities	5,172	5,161
Stockholder’s equity	(1,387)	4

Total liabilities and stockholder’s equity	$3,785	$5,165

     MICR
     During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. CIB Marine is in the process of winding down the remaining affairs of this company.
     The following table summarizes the composition of MICR’s balance sheet:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$—	$273
Income tax receivable	127	122
Other assets	180	200

Total assets	$307	$595

Liabilities and stockholder’s equity:
Liabilities	$297	$491
Stockholder’s equity	10	104

Total liabilities and stockholder’s equity	$307	$595

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
     The following table summarizes the composition of MSI’s balance sheet:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$31	$24
Net loans	103	105
Income tax receivable	645	633
Other assets	2	44

Total assets	$781	$806

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$102	$829
Other liabilities	608	1,072

Total liabilities	710	1,901
Stockholder’s equity	71	(1,095)

Total liabilities and stockholder’s equity	$781	$806

Note 7-Assets and Deposits of Branches Held For Sale
     At June 30, 2006, two of CIB Marine’s subsidiary banks had for sale the deposits and property and equipment of six of their branches. Four of the branches are located in Illinois and two in Wisconsin. At June 30, 2006, the total deposits of these six branches was $92.2 million and the total property and equipment net of accumulated depreciation was $0.9 million. The property, equipment and deposits of these six branches are included in assets and deposits held for sale at June 30, 2006. The property, equipment and deposits of three of these six branches were also included in assets and deposits held for sale at December 31, 2005.
     During the second quarter of 2006, certain of CIB Marine’s subsidiary banks sold the deposits and property and equipment of two of their branches and recognized a total net pretax gain of $0.9 million. The gain on the sales of the branches is included in net gain on sale of assets. One of the sold branches was located in Nebraska and one in

Wisconsin. At the date of the sales, the collective deposits and net property and equipment of these sold branches was $19.4 million and $0.3 million respectively. Goodwill of $0.2 million was allocated to the Wisconsin branch. The property, equipment and deposits of these branches were included in assets and deposits held for sale at December 31, 2005.
Note 8-Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Prepaid expenses	$1,346	$1,113
Accounts receivable	3,332	638
Trust preferred securities underwriting fee, net of amortization	1,363	1,390
Investment in trust common securities	2,744	2,654
Other investments	3,025	3,562
Income tax receivable	3,624	3,391
Other	105	101

	$15,539	$12,849

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $1.6 million and $1.8 million, respectively, at June 30, 2006 and December 31, 2005. Equity loss on these limited partnerships was $0.2 million during the first half of 2006 and is included in noninterest expense. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•	Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment was $0.8 million at both June 30, 2006 and December 31, 2005.

•	Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of June 30, 2006 has invested $0.4 million. During the first half of 2005, CIB Marine recognized a $0.1 million impairment loss on this investment due to a reduction in CIB Marine’s interest in the equity value of this investment. There was no impairment loss recognized during the first half of 2006. The 2005 impairment loss is included in write down and losses on assets on the consolidated statements of operations. At both June 30, 2006 and December 31, 2005, CIB Marine’s carrying value of this investment was $0.3 million.

•	Warrants to purchase equity of a publicly traded company. The warrants were received as payment for credit services. The carrying value of the warrants at June 30, 2006 and December 31, 2005 was $0.4 million and $0.3 million, respectively. During the first half of 2006, CIB Marine recognized a $0.1 million market value gain on these warrants. The market value gain is included in net gain on assets on the consolidated statement of operations.

•	During the second quarter of 2006, CIB Marine sold its interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. No gain or loss was recognized on the sale. CIB Marine’s carrying value of this investment at December 31, 2005 was $0.4 million.
Note 9-Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	June 30, 2006		December 31, 2005
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$19,563	4.45%	$20,981	3.50%
Treasury, tax, and loan notes	219	4.74	4,020	4.06
Federal Home Loan Bank	12,000	5.36	—	—

Total short-term borrowings	$31,782	4.79%	$25,001	3.56%

     At June 30, 2006, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $4.8 million and $4.9 million at June 30, 2006 and December 31, 2005, respectively.
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
Note 10-Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	June 30, 2006		December 31, 2005		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
	(Dollars in thousands)
	$3,250	4.95%	$3,250	4.95%	1/16/08	1/16/01
	2,000	4.95	2,000	4.95	1/16/08	1/16/01
	2,000	5.09	2,000	5.09	2/20/08	2/20/01

Total	$7,250	4.99%	$7,250	4.99%

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $45.7 million and $11.5 million at June 30, 2006 and December 31, 2005, respectively. These assets consisted of securities with a market value of $49.4 million and $12.6 million at June 30, 2006 and December 31, 2005, respectively.
Note 11-Other Liabilities

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Accounts payable	$456	$459
Accounts payable securities settlement	1,656	—
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	169	201
Accrued compensation and employee benefits	1,171	913
Accrued professional fees	1,491	1,476
Accrued other expenses	2,361	997
Fair value of derivatives	160	37
Other liabilities	684	427

	$8,873	$5,235

     Accrued other expenses includes $1.8 million contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.
Note 12-Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. Such loans outstanding at both June 30, 2006 and December 31, 2005 totaled $0.2 million.
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
     At June 30, 2006, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine-Wisconsin and CIB-Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at June 30, 2006, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     At June 30, 2006 and December 31, 2005, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004; Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with its banking regulatory authorities in the second quarter of 2004; Citrus Bank was subject to a Written Agreement (“Citrus Agreement”) it entered into with the Office of the Comptroller of the Currency (“OCC”) in the third quarter of 2004; and CIB-Indiana and Marine-Wisconsin were each subject to a Memorandum of Understanding (“Memoranda”) they entered into with their respective banking regulators in March 2005. Among other items, the Agreements, Order and Memoranda restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. The Citrus Agreement with the OCC also requires Citrus Bank to maintain a total capital to risk weighted assets of not less than 14%. These restrictions are in force until such Agreements, Order and Memoranda are terminated. Failure to comply with the Agreements, Order or Memoranda could have a material adverse effect on CIB Marine and its operations. As of June 30, 2006, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Agreements, Order or Memoranda.
Note 13-Loss Per Share Computations
     The following provides a reconciliation of basic and diluted earnings per share from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(3,730)	$(5,069)	$(7,654)	$(9,095)

Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	18,333,779	18,333,779	18,333,779	18,333,779
Per share loss:
Basic	$(0.21)	$(0.28)	$(0.42)	$(0.50)
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	$(0.21)	$(0.28)	$(0.42)	$(0.50)

     For the quarters and six months ended June 30, 2006 and 2005, 976,558, 978,233, 643,490 and 676,929 options, respectively, were excluded from the calculation of diluted earnings per share because their assumed exercise would be anti-dilutive due to losses from continuing operations.
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
FHLB Stock Investment
     In September, 2007, the FHLB Chicago filed a Form 8-K with the SEC regarding the receipt of a draft consent cease and desist order from its regulator, the Federal Housing Finance Board (“Finance Board”). The draft order includes a prohibition, unless otherwise approved by the Director of the Office of Supervision of the Finance Board (“OS Director”), of capital stock repurchase and redemptions by the FHLB from its members, including redemptions upon membership withdrawal or termination. The FHLB states that the draft order contemplates that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of the FHLB. The draft order also proposes that dividend declarations would be subject to the prior written approval of the OS Director. At both December 31, 2006 and September 30, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $0.6 million and $1.7 million was categorized as required.
Loan Pool Purchase
     In February 2007, CIB Marine purchased a closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation in the amount of $48.2 million. The purchased pool included 965 loans with a weighted average yield of 9.98%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and FICO score of 709.
     In the third quarter of 2007 CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and the housing finance markets.
Branch Activities
     During the last six months of 2006 Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of the four branches was $1.8 million. The total deposits of these sold branches as of December 31, 2005 were $57.0 million. CIB Marine had 30 branches as of December 31, 2006 holding $0.8 billion in deposits.
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
Goodwill
     The balance of CIB Marine’s goodwill at June 30, 2006 is a result of prior branch acquisitions and related to a branch that was sold in the first quarter of 2007. As a result of this branch sale CIB Marine had no goodwill at September 30, 2007.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes in the last six months of 2006 and during 2007, 186,177 and 102,632 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In November 2006, 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47. In May 2007, 74,000 options were granted at an exercise price of $4.10 per share. As of September 30, 2007, there were 1,146,689 options outstanding with a weighted average exercise price of $7.89.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of June 30, 2006 and results of operations for the quarter and six months ended June 30, 2006. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Results of Operations
Overview
     During the first half of 2006, CIB Marine continued its focus on improving its credit quality and financial condition. In addition, CIB Marine allocated increased resources to business development as part of its strategic focus and sold or closed certain of its subsidiary bank branches. During the second quarter and six months ended June 30, 2006, CIB Marine had net losses of $3.7 million and $7.6 million, respectively, compared to net losses of $2.5 million and $7.7 million during the same respective periods in 2005. Net loss includes the results of continuing and discontinued operations. Discontinued operations for 2006 and 2005 includes MICR, MSI and CIB Construction. Additionally, discontinued operations for the six months ended June 30, 2005 includes a $1.9 million charge for a tax exposure related to a subsidiary sold in 2004. During 2006, CIB Marine continued its wind down of the remaining business affairs of MICR, MSI and CIB Construction, including its subsidiary Canron which is in voluntary liquidation.

     CIB Marine’s net loss increased $1.3 million, or 50.4% from a net loss of $2.5 million in the second quarter of 2005 to a $3.7 million net loss in the second quarter of 2006. Loss from continuing operations decreased $1.3 million from $5.1 million to $3.7 million for the quarters ended June 30, 2005 and 2006, respectively. Net income from discontinued operations decreased $2.6 million during the same period. The decrease in discontinued operations was mainly due to a $2.4 million recovery during the second quarter of 2005 of impairment losses recognized during prior periods.
     The $1.3 million decrease in loss from continuing operations for the second quarter of 2006 compared to the second quarter of 2005 was driven by a $3.3 million decrease in noninterest expense, primarily due to a $1.3 million decrease in compensation and employee benefits during that period and a $1.4 million write-down and losses on assets during the second quarter of 2005. These decreases were partially offset by a $2.0 million change in the provision for credit losses which was $0.1 million during the second quarter of 2006 compared to a $1.9 million negative provision during the same period of 2005.
     Diluted loss per share increased $0.07, or 50.0%, from ($0.14) for the second quarter of 2005 to ($0.21) for the second quarter of 2006. The loss on average assets for continuing operations was (1.43%) for the second quarter of 2006, compared to (1.58%) for the second quarter of 2005. The loss on average equity for continuing operations was (21.29%) for the second quarter of 2006, compared to (23.76%) for the second quarter of 2005.
     CIB Marine’s net loss decreased $0.1 million, or 1.1% from a net loss of $7.7 million for the six months ended June 30, 2005 to a net loss of $7.6 million for the six months ended June 30, 2006. Loss from continuing operations decreased $1.4 million from $9.1 million to $7.7 million for the six-months ended June 30, 2005 and 2006, respectively. Net income from discontinued operations decreased $1.4 million from $1.4 million to $0.06 million during the same respective periods. The decrease in discontinued operations was mainly due to a recovery of impairment losses and tax expense recognized in 2005. During the first half of 2005, discontinued operations included a $2.8 million recovery of impairment losses recognized during prior periods, net of a $1.9 million tax exposure related to a subsidiary sold in 2004.
     The $1.4 million decrease in loss from continuing operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was driven by a $3.8 million decrease in noninterest expense, primarily due to a $2.6 million decrease in compensation and employee benefits during that period and a $1.7 million write-down and losses on assets during the first half of 2005. The decrease in noninterest expense was partially offset by a $1.9 million decrease in net interest income resulting from a lower average loan portfolio balance and a higher yield on junior subordinated debentures.
     Diluted loss per share was ($0.42) for both the six months ended June 30, 2005 and June 30, 2006. The loss on average assets for continuing operations was (1.48%) for the six months ended June 30, 2006 compared to (1.39%) for the same period of 2005. The loss on average equity for continuing operations was (21.59%) for the six months ended June 30, 2006 compared to (20.80%) for the same period of 2005.
     CIB Marine had 34 banking facilities at June 30, 2006 and 37 at December 31, 2005 and 318 full-time equivalent employees at June 30, 2006, compared to 359 at December 31, 2005.
     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.
Selected Consolidated Financial Data
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or For the Quarter Ended		At or For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,017	$14,675	$29,384	$30,081
Interest expense	9,346	8,633	18,193	17,016

Net interest income	5,671	6,042	11,191	13,065

	At or For the Quarter Ended		At or For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Provision for credit losses	137	(1,916)	(2,285)	(3,043)

Net interest income after provision for credit losses	5,534	7,958	13,476	16,108
Noninterest income	1,332	733	1,822	1,651
Noninterest expense	10,639	13,922	23,183	27,011

Loss from continuing operations before income taxes	(3,773)	(5,231)	(7,885)	(9,252)
Income tax benefit	(43)	(162)	(231)	(157)

Net loss from continuing operations	(3,730)	(5,069)	(7,654)	(9,095)
Discontinued operations:
Pretax income from discontinued operations	33	2,745	287	3,473
Income tax expense	43	162	231	2,057

Net income (loss) from discontinued operations	(10)	2,583	56	1,416

Net loss	$(3,741)	$(2,486)	$(7,598)	$(7,679)

Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.21)	$(0.28)	$(0.42)	$(0.50)
Discontinued operations	(0.00)	0.14	0.00	0.08

Net loss	$(0.21)	$(0.14)	$(0.42)	$(0.42)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.21)	$(0.28)	$(0.42)	$(0.50)
Discontinued operations	(0.00)	0.14	0.00	0.08

Net loss	$(0.21)	$(0.14)	$(0.42)	$(0.42)

Dividends	—	—	—	—
Book value per share	$3.70	$4.63	$3.70	$4.63
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets	$1,050,624	$1,253,130	$1,050,624	$1,253,130
Loans	540,138	577,926	540,138	577,926
Allowance for loan losses	(23,105)	(24,470)	(23,105)	(24,470)
Securities	395,871	513,307	395,871	513,307
Deposits	752,388	1,041,457	752,388	1,041,457
Deposits of branches held for sale	92,179	7,699	92,179	7,699
Borrowings, including junior subordinated debentures	100,889	89,910	100,889	89,910
Stockholders’ equity	67,912	84,935	67,912	84,935
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.22%	1.96%	2.16%	2.07%
Net interest spread (2)	1.54	1.48	1.52	1.61
Noninterest income to average assets (3)	0.50	0.28	0.34	0.30
Noninterest expense to average assets	4.02	4.39	4.29	4.11
Efficiency ratio (4)	151.56	201.56	175.95	179.05
Loss on average assets (5)	(1.42)	(0.78)	(1.42)	(1.17)
Loss on average equity (6)	(21.10)	(11.65)	(20.81)	(17.56)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.69%	7.85%	4.69%	7.85%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.43	3.85	2.43	3.85
Allowance for loan losses to total loans	4.28	4.23	4.28	4.23
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	91.18	53.97	91.18	53.97
Net charge-offs (recoveries) annualized to average loans	(0.35)	1.26	(0.20)	0.63
Capital ratios:
Total equity to total assets	6.46%	6.78%	6.46%	6.78%
Total risk-based capital ratio	20.68	20.06	20.68	20.06
Tier 1 risk-based capital ratio	14.01	14.68	14.01	14.68
Leverage capital ratio	9.17	8.82	9.17	8.82
Other data:
Number of employees (full-time equivalent)(7)	318	454	318	454
Number of banking facilities	34	41	34	41

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2006 and 2005 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.27% and 2.04% for the quarter and 2.21% and 2.14% for the six months ended June 30, 2006 and 2005, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

(7)	Does not include employees of Canron and MICR which are manufacturing companies held for disposal. These companies had full-time equivalent employee of 2 in 2006 and 34 in 2005.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or For the Quarter Ended		At or For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,017	$14,675	$29,384	$30,081
Interest expense	9,346	8,633	18,193	17,016

Net interest income	5,671	6,042	11,191	13,065
Provision for credit losses	137	(1,916)	(2,285)	(3,043)

Net interest income after provision for credit losses	5,534	7,958	13,476	16,108
Noninterest income	1,332	733	1,822	1,651
Noninterest expense	10,639	13,922	23,183	27,011

Loss from continuing operations before income taxes	(3,773)	(5,231)	(7,885)	(9,252)
Income tax benefit	(43)	(162)	(231)	(157)

Net loss from continuing operations	$(3,730)	$(5,069)	$(7,654)	$(9,095)

Common Share Data
Basic loss per share from continuing operations	$(0.21)	$(0.28)	$(0.42)	$(0.50)
Diluted loss per share from continuing operations	$(0.21)	$(0.28)	$(0.42)	$(0.50)
Dividends	—	—	—	—
Book value per share	$3.70	$4.63	$3.70	$4.63
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets	$1,045,847	$1,240,911	$1,045,847	$1,240,911
Loans	540,035	577,926	540,035	577,926
Allowance for loan losses	(23,105)	(24,470)	(23,105)	(24,470)
Securities	395,871	513,307	395,871	513,307
Deposits	752,388	1,041,457	752,388	1,041,457
Deposits of branches held for sale	92,179	7,699	92,179	7,699
Borrowings, including junior subordinated debentures	100,889	89,910	100,889	89,910
Stockholders’ equity	67,912	84,935	67,912	84,935
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.22%	1.96%	2.16%	2.07%
Net interest spread (2)	1.55	1.48	1.52	1.61
Noninterest income to average assets (3)	0.50	0.18	0.34	0.23
Noninterest expense to average assets	4.03	4.35	4.34	4.14
Efficiency ratio (4)	151.93	210.24	178.15	185.48
Loss on average assets (5)	(1.41)	(1.58)	(1.43)	(1.39)
Loss on average equity (6)	(21.04)	(23.76)	(20.96)	(20.80)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.69%	7.85%	4.69%	7.85%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.44	3.89	2.44	3.89
Allowance for loan losses to total loans	4.28	4.23	4.28	4.23
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	91.18	53.97	91.18	53.97
Net charge-offs (recoveries) annualized to average loans	(0.35)	1.26	(0.20)	0.63
Capital ratios:
Total equity to total assets	6.49%	6.84%	6.49%	6.84%
Total risk-based capital ratio	20.68	20.29	20.68	20.29
Tier 1 risk-based capital ratio	14.01	14.86	14.01	14.86
Leverage capital ratio	9.17	8.82	9.17	8.82
Other data:
Number of employees (full-time equivalent)	318	454	318	454
Number of banking facilities	34	41	34	41

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2006 and 2005 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.27% and 2.03% for the quarter and 2.21% and 2.14% for the six months ended June 30, 2006 and 2005,

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
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$414,942	$4,738	4.57%	$461,062	$3,917	3.40%
Tax-exempt (1)	3,630	41	4.52	13,953	171	4.90

Total securities	418,572	4,779	4.57	475,015	4,088	3.44
Loans held for sale	—	—	—	469	17	15.39
Loans (2)(3):
Commercial	58,603	995	6.81	120,985	1,665	5.52
Commercial real estate	415,337	7,401	7.15	465,378	7,382	6.36
Consumer	29,129	532	7.33	23,053	362	6.30

Total loans	503,069	8,928	7.12	609,416	9,409	6.19
Federal funds sold	99,613	1,311	5.28	152,819	1,177	3.09

Total interest-earning assets	1,021,254	15,018	5.89	1,237,719	14,691	4.76
Noninterest-earning assets
Cash and due from banks	23,256			28,652
Premises and equipment	13,087			15,898
Allowance for loan losses	(22,823)			(27,333)
Receivables from sale of stock	(201)			(946)
Accrued interest receivable and other assets	23,756			29,852

Total noninterest-earning assets	37,075			46,123

Total assets	$1,058,329			$1,283,842

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$45,590	$106	0.93%	$56,332	$164	1.17%
Money market	200,433	2,018	4.04	215,081	1,275	2.38
Other savings deposits	22,843	58	1.02	37,599	108	1.15
Time deposits (4)	508,547	5,016	3.96	664,735	5,255	3.17

Total interest-bearing deposits	777,413	7,198	3.71	973,747	6,802	2.80
Borrowings-short-term	17,533	173	3.96	15,203	94	2.48
Borrowings-long-term (4)	7,250	92	5.09	7,250	91	5.03
Junior subordinated debentures	61,857	1,883	12.18	61,857	1,648	10.66

Total borrowed funds	86,640	2,148	9.92	84,310	1,833	8.70

Total interest-bearing liabilities	864,053	9,346	4.35	1,058,057	8,635	3.28
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	92,875			114,007
Accrued interest and other liabilities	30,283			26,198

Total noninterest-bearing liabilities	123,158			140,205

Total liabilities	987,211			1,198,262
Stockholders’ equity	71,118			85,580

Total liabilities and stockholders’ equity	$1,058,329			$1,283,842

Net interest income and net interest rate spread (1)(5)		$5,672	1.54%		$6,056	1.48%

Net interest-earning assets	$157,201			$179,662

Net interest margin (1)(6)			2.22%			1.96%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.27% and 2.04%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.2 million for both quarters ended June 30, 2006 and 2005.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Six Months Ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$441,396	$9,502	4.31%	$443,821	$7,107	3.20%
Tax-exempt (1)	3,977	90	4.53	14,301	348	4.87

Total securities	445,373	9,592	4.31	458,122	7,455	3.25
Loans held for sale	—	—	—	715	31	8.74
Loans (2)(3):
Commercial	60,359	1,988	6.64	142,205	4,012	5.69
Commercial real estate	417,449	14,612	7.06	485,584	15,590	6.47
Consumer	28,034	970	6.98	23,661	776	6.61

Total loans	505,842	17,570	7.00	651,450	20,378	6.31
Federal funds sold	87,650	2,224	5.12	161,063	2,246	2.81

Total interest-earning assets	1,038,865	29,386	5.69	1,271,350	30,110	4.77
Noninterest-earning assets
Cash and due from banks	23,822			29,831
Premises and equipment	13,267			15,155
Allowance for loan losses	(23,890)			(28,558)
Receivables from the sale of stock	(201)			(946)
Accrued interest receivable and other assets	24,700			31,338

Total noninterest-earning assets	37,698			46,820

Total assets	$1,076,563			$1,318,170

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$47,033	$230	0.99%	$59,062	$359	1.23%
Money market	200,559	3,726	3.75	215,064	2,302	2.16
Other savings deposits	24,246	121	1.01	40,019	249	1.25
Time deposits (4)	520,998	9,871	3.82	690,177	10,568	3.09

Total interest-bearing deposits	792,836	13,948	3.55	1,004,322	13,478	2.71
Borrowings-short-term	17,305	324	3.78	14,075	174	2.49
Borrowings-long-term (4)	7,250	182	5.06	7,250	182	5.06
Junior subordinated debentures	61,857	3,739	12.09	61,857	3,209	10.38

Total borrowed funds	86,412	4,245	9.83	83,182	3,565	8.58

Total interest-bearing liabilities	879,248	18,193	4.17	1,087,504	17,043	3.16
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	94,732			117,749
Accrued interest and other liabilities	28,945			24,752

Total noninterest-bearing liabilities	123,677			142,501

Total liabilities	1,002,925			1,230,005
Stockholders’ equity	73,638			88,165

Total liabilities and stockholders’ equity	$1,076,563			$1,318,170

Net interest income and net interest rate spread (1)(5)		$11,193	1.52%		$13,067	1.61%

Net interest-earning assets	$159,617			$183,846

Net interest margin (1)(6)			2.16%			2.07%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.21% and 2.14%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.3 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Reconciliation of net interest income

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest income reported in margin table(1)	$15,018	$14,691	$29,386	$30,110
Interest income included in discontinued operations	(1)	(16)	(2)	(29)

Interest income as reported in consolidated statement of operations	15,017	14,675	29,384	30,081

Interest expense reported in margin table	9,346	8,635	18,193	17,043
Interest expense included in discontinued operations	—	(2)	—	(27)

Interest expense as reported in consolidated statement of operations	9,346	8,633	18,193	17,016

Net interest income reported in margin table(1)	5,672	6,056	11,193	13,067
Net discontinued operations	(1)	(14)	(2)	(2)

Net interest income, net of adjustments reported in consolidated statement of operations	$5,671	$6,042	$11,191	$13,065

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$414,942	$4,738	4.57%	$461,062	$3,917	3.40%
Tax-exempt (1)	3,630	41	4.52	13,953	171	4.90

Total securities	418,572	4,779	4.57	475,015	4,088	3.44
Loans held for sale	—	—	—	191	3	6.30
Loans (2)(3):
Commercial	58,603	994	6.80	120,985	1,665	5.52
Commercial real estate	415,337	7,401	7.15	465,363	7,380	6.36
Consumer	29,129	532	7.33	23,053	362	6.30

Total loans	503,069	8,927	7.12	609,401	9,407	6.19
Federal funds sold	99,613	1,311	5.28	152,819	1,177	3.09

Total interest-earning assets	1,021,254	15,017	5.89	1,237,426	14,675	4.75
Noninterest-earning assets
Cash and due from banks	23,256			28,628
Premises and equipment(4)	13,087			15,898
Allowance for loan losses	(22,823)			(27,333)
Receivables from sale of stock	(201)			(946)
Accrued interest receivable and other assets	23,756			29,548

Total noninterest-earning assets	37,075			45,795

Total assets of continuing operations	1,058,329			1,283,221
Assets of companies held for disposal	—			621

Total assets	$1,058,329			$1,283,842

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$45,590	$106	0.93%	$56,332	$164	1.17%
Money market	200,433	2,018	4.04	215,081	1,275	2.38
Other savings deposits	22,843	58	1.02	37,599	108	1.15
Time deposits (5)	508,547	5,016	3.96	664,735	5,255	3.17

Total interest-bearing deposits(4)	777,413	7,198	3.71	973,747	6,802	2.80
Borrowings-short-term	17,533	173	3.96	14,467	92	2.55
Borrowings-long-term (5)	7,250	92	5.09	7,250	91	5.03
Junior subordinated debentures	61,857	1,883	12.18	61,857	1,648	10.66

Total borrowed funds	86,640	2,148	9.92	83,574	1,831	8.77

Total interest-bearing liabilities	864,053	9,346	4.34	1,057,321	8,633	3.27
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(4)	92,875			114,007
Accrued interest and other liabilities	30,283			24,802

Total noninterest-bearing liabilities	123,158			138,809

Total liabilities of continuing operations	987,211			1,196,130
Liabilities of companies held for disposal	—			2,132

Total liabilities	987,211			1,198,262
Stockholders’ equity	71,118			85,580

Total liabilities and stockholders’ equity	$1,058,329			$1,283,842

Net interest income and net interest rate spread (1)(6)		$5,671	1.55%		$6,042	1.48%
						~~~~ ~~~~~~~~~~~
Net interest-earning assets	$157,201			$180,105

Net interest margin (1)(7)			2.22%			1.96%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.27% and 2.03%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.2 million for both quarters ended June 30, 2006 and 2005.

(4)	Includes fixed assets and deposits of branches held for sale or sold during 2006.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Six Months Ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$441,396	$9,502	4.31%	$443,821	$7,107	3.20%
Tax-exempt (1)	3,977	90	4.53	14,301	348	4.87

Total securities	445,373	9,592	4.31	458,122	7,455	3.25
Loans held for sale	—	—	—	91	3	6.65
Loans (2)(3):
Commercial	60,359	1,986	6.64	142,205	4,012	5.69
Commercial real estate	417,449	14,612	7.06	485,576	15,590	6.47
Consumer	28,034	970	6.98	23,661	776	6.61

Total loans	505,842	17,568	7.00	651,442	20,378	6.31
Federal funds sold	87,650	2,224	5.12	160,901	2,245	2.81

Total interest-earning assets	1,038,865	29,384	5.69	1,270,556	30,081	4.76
Noninterest-earning assets
Cash and due from banks	23,822			29,865
Premises and equipment(4)	13,267			15,140
Allowance for loan losses	(23,890)			(28,558)
Receivables from the sale of stock	(201)			(946)
Accrued interest receivable and other assets	24,700			31,011

Total noninterest-earning assets	37,698			46,512

Total assets of continuing operations	1,076,563			1,317,068
Assets of companies held for disposal	—			1,102

Total assets	$1,076,563			$1,318,170

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$47,033	$230	0.99%	$59,062	$359	1.23%
Money market	200,559	3,726	3.75	215,064	2,302	2.16
Other savings deposits	24,246	121	1.01	40,019	249	1.25
Time deposits (5)	520,998	9,871	3.82	690,177	10,569	3.09

Total interest-bearing deposits(4)	792,836	13,948	3.55	1,004,322	13,479	2.71
Borrowings-short-term	17,305	324	3.78	13,077	146	2.25
Borrowings-long-term (5)	7,250	182	5.06	7,250	182	5.06
Junior subordinated debentures	61,857	3,739	12.09	61,857	3,209	10.38

Total borrowed funds	86,412	4,245	9.83	82,184	3,537	8.61

Total interest-bearing liabilities	879,248	18,193	4.17	1,086,506	17,016	3.15
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(4)	94,732			117,749
Accrued interest and other liabilities	28,945			23,243

Total noninterest-bearing liabilities	123,677			140,992

Total liabilities of continuing operations	1,002,925			1,227,498
Liabilities of companies held for disposal	—			2,507

Total liabilities	1,002,925			1,230,005
Stockholders’ equity	73,638			88,165

Total liabilities and stockholders’ equity	$1,076,563			$1,318,170

Net interest income and net interest rate spread (1)(6)		$11,191	1.52%		$13,065	1.61%

Net interest-earning assets	$159,617			$184,050

Net interest margin (1)(7)			2.16%			2.07%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.21% and 2.14%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.3 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.

(4)	Includes fixed assets and deposits of branches held for sale or sold during 2006.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.
     Net interest income decreased $0.4 million and $1.9 million, respectively, during the quarter and six months ended June 30, 2006 compared to the same periods in 2005. The decrease in net interest income was primarily due to average earning assets decreasing faster than average interest-bearing liabilities during a rising rate environment.
     Total interest income increased $0.3 million, or 2.3%, from $14.7 million for the second quarter of 2005 to $15.0 million for the second quarter of 2006. The increase was driven by a 114 basis point increase in the average yield of interest-earning assets during a rising rate environment, partially offset by a $216.2 million, or 17.5% decrease in the average balance of interest-earning assets. The largest increase was in interest income on securities which increased $0.7 million primarily due to a 113 basis point increase in the average yield. While interest income on securities increased, interest income on loans declined $0.5 million due to a $106.3 million decline in the average balance of loans outstanding, partially offset by a 93 basis point increase in the average yield on loans. The decline in the average loan balance outstanding was primarily in the commercial and commercial real estate loans resulting from market conditions, limited lending personnel and collection efforts.
     Total interest income decreased $0.7 million, or 2.3%, from $30.1 million for the six months ended June 30, 2005 to $29.4 million for the six months ended June 30, 2006. The decrease was the result of a $231.7 million, or a 18.2%, decrease in average interest-earning assets, partially offset by a 93 basis point increase in the average yield on interest-earning assets. Interest income on loans decreased $2.8 million, or 13.8%, due primarily to lower average loan balances. The decrease in interest income on loans was partially offset by a $2.1 million increase in interest income on securities due to higher yields.
     Total interest expense increased $0.7 million, or 8.3%, from $8.6 million in the second quarter of 2005 to $9.3 million in the second quarter of 2006. The increase resulted from a $0.4 million increase in interest expense on interest-bearing deposits driven by an 91 basis point increase in the average yield, partially offset by a $196.3 million, or a 20.2%, decrease in the average balance of these deposits. Additionally interest expense on borrowings increased $0.3 million during the same period due to higher yields in a rising interest rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures.
     Total interest expense increased $1.2 million, or 6.9%, from $17.0 million for the six months ended June 30, 2005 to $18.2 million for the six months ended June 30, 2006. This increase was the result of a $0.5 million increase in interest expense on deposits due to an 84 basis point increase in the average yield during a rising rate environment, partially offset by a $211.5 million decrease in the average balance of interest-bearing deposits. The decrease in interest-bearing deposits resulted from branch sales and less competitive pricing by CIB Marine to offset the decline in its loan portfolio. Additionally, interest expense from borrowings increased $0.7 million mainly due to higher yields in a rising interest rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures.
CIB Marine’s net interest rate spread was 1.55% and 1.48% for the second quarter of 2006 and 2005, respectively. The net interest spread decreased 9 basis points from 1.61% for the six months ended June 30, 2005 to 1.52% for the six months ended June 30, 2006. The decrease for the six months ended June 30, 2005 was primarily due to the change in the mix of average interest-earning assets as higher yielding loans which comprised 51.3% of total average interest-earning assets for the six months ended June 30, 2005, respectively, decreased to 48.7% for the six months ended June 30, 2006. During the six months ended June 30, 2006, the securities balance as a percentage of average interest-earning assets increased as loans declined. The net interest margin increased 26 basis points from 1.96% for the second quarter of 2005 to 2.22% for the second quarter of 2006 and increased by 9 basis points from 2.07% for the six months ended June 30, 2005 to 2.16% for the six months ended June 30, 2006. The net interest margin widened in the second quarter of 2006 compared to 2005 by more than the net interest spread. The net interest margin widened in the first half of 2006 compared to the same period in 2005, while the net interest spread contracted. The difference between the changes in the net interest margins compared to the changes in the net interest spread is partially due to the increase in yields of assets funded by noninterest bearing liabilities and capital.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended June 30, 2006 Compared				Six Months Ended June 30, 2006 Compared
	to Quarter Ended June 30, 2005 (2)				to Six Months Ended June 30, 2005 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(421)	$1,242	$821	20.96%	$(39)	$2,434	$2,395	33.70%
Securities-tax-exempt(1)	(118)	(11)	(129)	(75.88)	(236)	(22)	(258)	(74.14)

Total securities	(539)	1,231	692	16.93	(275)	2,412	2,137	28.67
Loans held for sale	(18)	—	(18)	(100.00)	(31)	—	(31)	(100.00)
Commercial	(996)	326	(670)	(40.24)	(2,608)	584	(2,024)	(50.45)
Commercial real estate	(840)	859	19	0.26	(2,308)	1,330	(978)	(6.27)
Consumer	105	65	170	46.96	149	45	194	25.00

Total loans (including fees)	(1,731)	1,250	(481)	(5.11)	(4,767)	1,959	(2,808)	(13.78)
Federal funds sold	(506)	640	134	11.38	(1,324)	1,302	(22)	(0.98)

Total interest income (1)	(2,794)	3,121	327	2.23	(6,397)	5,673	(724)	(2.40)
Interest Expense
Interest-bearing demand deposits	(28)	(30)	(58)	(35.37)	(66)	(63)	(129)	(35.93)
Money market	(91)	834	743	58.27	(165)	1,589	1,424	61.86
Other savings deposits	(38)	(12)	(50)	(46.30)	(85)	(43)	(128)	(51.41)
Time deposits	(1,384)	1,145	(239)	(4.55)	(2,902)	2,205	(697)	(6.60)

Total deposits	(1,541)	1,937	396	5.82	(3,218)	3,688	470	3.49
Borrowings-short-term	16	63	79	84.04	45	105	150	86.21
Borrowings-long-term	—	1	1	1.10	—	—	—	—
Junior subordinated debentures	—	235	235	14.26	—	530	530	16.52

Total borrowed funds	16	299	315	17.18	45	635	680	19.07

Total interest expense	(1,525)	2,236	711	8.23	(3,173)	4,323	1,150	6.75

Net interest income (1)	$(1,269)	$885	$(384)	(6.34)%	$(3,224)	$1,350	$(1,874)	(14.34)%

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended June 30, 2006 Compared to				Six Months Ended June 30, 2006 Compared to
	Quarter Ended June 30, 2005 (2)				Six Months Ended June 30, 2005 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(423)	$1,244	$821	20.96%	$(39)	$2,434	$2,395	33.70%
Securities-tax-exempt(1)	(118)	(11)	(129)	(75.88)	(236)	(22)	(258)	(74.14)

Total securities	(541)	1,233	692	16.93	(275)	2,412	2,137	28.67
Loans held for sale	(3)	—	(3)	(100.00)	(3)	—	(3)	(100.00)
Commercial	(996)	325	(671)	(40.30)	(2,607)	581	(2,026)	(50.50)
Commercial real estate	(840)	859	19	0.26	(2,308)	1,330	(978)	(6.27)
Consumer	105	65	170	46.96	149	45	194	25.00

Total loans (including fees)	(1,731)	1,249	(482)	(5.12)	(4,766)	1,956	(2,810)	(13.79)
Federal funds sold	(506)	640	134	11.38	(1,321)	1,300	(21)	(0.94)

Total interest income (1)	(2,781)	3,122	341	2.32	(6,365)	5,668	(697)	(2.32)
Interest Expense
Interest-bearing demand deposits	(28)	(30)	(58)	(35.37)	(66)	(63)	(129)	(35.93)
Money market	(91)	834	743	58.27	(165)	1,589	1,424	61.86
Other savings deposits	(38)	(12)	(50)	(46.30)	(85)	(43)	(128)	(51.41)
Time deposits	(1,384)	1,145	(239)	(4.55)	(2,902)	2,205	(697)	(6.60)

Total deposits	(1,541)	1,937	396	5.82	(3,218)	3,688	470	3.49
Borrowings-short-term	22	59	81	88.04	57	121	178	121.92
Borrowings-long-term	—	1	1	1.10	—	—	—	—
Junior subordinated debentures	—	235	235	14.26	—	530	530	16.52

Total borrowed funds	22	295	317	17.31	57	651	708	20.02

Total interest expense	(1,519)	2,232	713	8.26	(3,161)	4,339	1,178	6.92

Net interest income (1)	$(1,262)	$890	$(372)	(6.15)%	$(3,204)	$1,329	$(1,875)	(14.35)%

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $0.1 million in the second quarter of 2006 compared to a negative $1.9 million in the second quarter of 2005. For the six-month period ended June 30, 2006, the provision for credit losses was a negative $2.3 million, compared to a negative $3.0 million for the same period of 2005. The changes in the provisions for the quarter and six months ended June 30, 2006 compared to the same periods during 2005 were primarily due to a larger decrease in commercial and commercial real estate loans during those periods in 2005 compared to 2006 resulting in less of a credit in 2006; an increase in the provision for homogeneous loans during 2006 due to the purchase of a $47.8 million pool of fixed rate second line home equity loans during the second quarter of 2006; and a change in the rate at which the quality of the credit portfolio improved.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Loan fees	$72	$104	$119	$222
Deposit service charges	279	258	541	568
Other service fees	72	167	108	528
Other income	22	50	127	179
Net gain on sale of assets	887	—	927	—
Gain on sale of investment securities, net	—	154	—	154

	$1,332	$733	$1,822	$1,651

     Noninterest income increased $0.6 million for the quarter ended June 30, 2006 compared to the same periods in 2005. Noninterest income was $1.3 million and $0.7 million for the second quarter of 2006 and 2005, respectively. The increase was due to a $0.9 million net gain on the sale of the deposits and assets of two branches during the second quarter of 2006 partially offset by a $0.2 million gain on sale of securities during the second quarter of 2005 compared to none in 2006. Noninterest income was $1.8 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively. The increase was due to a $0.9 million net gain on the sale of the deposits and property and equipment of two branches during the six months ended June 30, 2006 partially offset by a $0.2 million gain on sale of securities during the six months ended June 30, 2005 compared to none in 2006 and a $0.4 million decrease in other service fees. The decrease in other service fees is primarily due to fees collected by CIB Marine during the first quarter of 2005 for processing services it provided to CIB-Chicago subsequent to the sale of CIB-Chicago.
Noninterest Expense
     The following table presents the significant components of noninterest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Compensation and employee benefits	$5,272	$6,603	$11,103	$13,663
Equipment	909	1,019	1,816	1,964
Occupancy and premises	842	955	1,704	1,946
Professional services	988	1,281	1,872	1,828
Impairment loss on investment securities	621	42	1,134	1,162
Net write downs and losses on assets	—	1,402	—	1,699
Other expense:
Payroll and other processing charges	18	32	49	61
Correspondent bank charges	65	71	132	131
Advertising/marketing	163	284	326	506
Communications	361	358	689	662
Supplies and printing	88	164	182	297
Shipping and handling	129	207	278	371
Collection expense	(41)	58	20	121
FDIC and state assessment	311	494	660	1,014
Recording and filing fees	66	68	104	96
Other expense	847	884	3,114	1,490

Total other expense	2,007	2,620	5,554	4,749

Total noninterest expense	$10,639	$13,922	$23,183	$27,011

     Total noninterest expense decreased $3.3 million, or 23.6%, from $13.9 million for the second quarter of 2005 to $10.6 million for the second quarter of 2006. The decrease was primarily the result of the following:
•	Compensation and employee benefits expense decreased $1.3 million, or 20.2%, from $6.6 million for the second quarter of 2005, to $5.3 million for the second quarter of 2006. The decrease is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004, which included a reduction in force program, restrictions on hiring and tight expense controls. Additionally, in the fourth quarter of 2005 and the first quarter of 2006, CIB Marine closed and sold certain of its branches.

•	A $1.4 million decrease in write down and losses on a assets. During the second quarter of 2005, CIB Marine recognized $1.4 million in write down and losses on assets, mainly due to a $1.6 million loss on the sale of a limited number of commercial real estate and commercial construction loans offset by a $0.2 million gain on the sale of foreclosed properties.

•	A $0.6 million decrease in other noninterest expense.
     The decrease was partially offset by a $0.5 million increase in impairment loss on investment securities. During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at June 30, 2006 and 2005. Accordingly, CIB Marine realized a $0.6 million and $0.04 million other-than-temporary loss on these certain securities during the second quarter of 2006 and 2005, respectively.
     Total noninterest expense decreased $3.8 million, or 14.2%, from $27.0 million for the six months ended June 30, 2005 to $23.2 million for the six months ended June 30, 2006. The decrease was primarily the result of the following:
•	Compensation and employee benefits expense decreased $2.6 million, or 18.7%, from $13.7 million for the six months ended June 30, 2005, to $11.1 million for the six months ended June 30 2006. The decrease is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004 and the sales and closings of certain branches during the last quarter of 2005 and the first quarter of 2006.

•	A $1.7 million decrease in net write down and losses on assets. During the six months ended June 30, 2005, CIB Marine recognized $1.7 million in write down and losses on assets. The loss was mainly due to a $1.6 million loss on a limited number of commercial real estate and commercial construction loans offered for sale during the second quarter of 2005 as part of a loan work-out strategy and sold during the third quarter of 2005 and $0.1 million impairment losses relating to its interest in two companies operating as small business investment companies.

•	A $0.1 million decrease in impairment loss on investment securities. During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at June 30, 2006 and 2005. Accordingly, CIB Marine realized a $1.1 million and a $1.2 million other-than-temporary loss on these certain securities during the first six months of 2006 and 2005, respectively.
     The decrease was partially offset by a $0.8 million increase in total other noninterest expense due to a $1.8 million contingent liability recognized in the first quarter of 2006, partially offset by a $0.4 million decrease in FDIC and state assessment expense. The contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.
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

Consequently CIB Marine charged its 2005 discontinued operations in the amount of $1.9 million to recognize its exposure and that liability remains at June 30, 2006.
     Additionally, in 2005 Canron had a net reduction in prior year exposure items of $0.4 million related to certain individually insignificant items.
Financial Condition
Overview
     During the first half of 2006, CIB Marine continued its focus on improving its credit quality and financial condition. In addition, CIB Marine allocated increased resources to business development as part of its strategic focus and sold or closed certain of its subsidiary bank branches. At June 30, 2006, CIB Marine had for sale the deposits and property and equipment of six branches. Four of the branches were located in Illinois and two in Wisconsin. At June 30, 2006, CIB Marine had total assets of $1.1 billion, a $87.8 million or 7.7% decrease, from $1.1 billion at December 31, 2005. The majority of the asset decrease occurred in investment securities which decreased by $97.5 million mainly in response to the decline in overall deposits resulting from branch sales and a less aggressive pricing strategy by CIB Marine. This decrease was partially offset by a $26.3 million increase in net loans driven by an increase in home equity loans. Home equity loans increased $53.5 million primarily due to the purchase of a $47.8 million pool of fixed rate second lien home equity loans in the second quarter of 2006, while commercial and commercial real estate loans decreased $27.4 million resulting from market conditions and limited lending personnel.
Securities
     Total securities at June 30, 2006, were $395.9 million, a decrease of $97.5 million, or 19.8%, from $493.4 million at December 31, 2005. The ratio of total securities to total assets was 37.7% at June 30, 2006, compared to 43.3% at December 31, 2005. The decrease was due to CIB Marine’s liquidity risk management strategies in response to reduced deposits resulting from branch sales and less competitive pricing by CIB Marine.
     The net unrealized loss on available for sale securities was $7.2 million at June 30, 2006, compared to $3.4 million at December 31, 2005. The $3.8 million increase was primarily due to the rising rate environment.
     As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowing. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $9.7 million during the first half of 2006. In September, 2007, the FHLB Chicago notified its members that it had received a draft consent cease and desist order from its regulator which could impact CIB Marine’s ability to sell its remaining voluntary stock investment in FHLB Chicago. The draft cease and desist order the FHLB Chicago received includes a prohibition of capital stock repurchase and redemptions by the FHLB-Chicago from its members unless otherwise approved by its regulators. See the subsequent events discussion for further information on the draft of the consent cease and desist order the FHLB Chicago received. As of June 30, 2006, CIB Marine had $16.1 million in FHLB Chicago stock, of which $1.2 million was categorized as required.
Loans
     Loans, net of the allowance for loan losses, were $516.9 million at June 30, 2006, an increase of $26.3 million, or 5.4%, from December 31, 2005, and represented 49.2% of CIB Marine’s total assets at June 30, 2006, and 43.1% at December 31, 2005. The majority of the increase was due to the purchase of a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of

17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. The increase in home equity loans was partially offset by a $27.4 million decrease in commercial and commercial real estate loans due to the higher rate environment and limited lending personnel.
Credit Concentrations
     At June 30, 2006 and December 31, 2005, CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At June 30, 2006, the total outstanding commitments on the one borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, were 25.1% of equity and 3.2% of total loans. The principal drawn and outstanding on this one relationship at June 30, 2006 was $17.0 million. At December 31, 2005, the total outstanding commitments on the one borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, were 25.1% of equity and 3.9% of total loans. The principal drawn and outstanding on this one relationship at December 31, 2005 was $12.6 million. At June 30, 2006, the total outstanding commitments on the December 31, 2005 borrowing relationship were 17.14% of equity and the principal drawn and outstanding was paid down to $4.1 million.
     At June 30, 2006, CIB Marine also had credit relationships within seven industries or industry groups that exceeded 25% of its stockholders’ equity.

	June 30, 2006			December 31, 2005
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
			(Dollars in millions)
Commercial Real Estate Developers	$144.9	27%	213%	$181.8	35%	230%
Residential Real Estate Developers	87.4	16	129	73.2	14	93
Motel and Hotel	47.7	9	70	50.4	10	64
Manufacturing	20.7	4	31	24.6	5	31
Retail Trade	28.6	5	42	25.4	5	32
Health Care Facilities	22.3	4	33	22.9	4	29
Nursing/Convalescent Home	31.2	6	46	35.4	7	45
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At June 30, 2006 the allowance for loan losses was $23.1 million, or 4.3% of total loans, compared to $24.9 million, or 4.8% of total loans at December 31, 2005. The decrease in the allowance was primarily due to the improved credit quality of the portfolio and the change in the mix of the portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the second quarter of 2006 were $0.1 million, while recoveries were $0.6 million, compared to $2.5 million and $0.6 million, respectively, for the same period of 2005. Total charge-offs for the six months ended June 30, 2006 and 2005 were $0.3 million and $3.4 million, respectively, while total recoveries were $0.8 million and $1.4 million, respectively.
     The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 91.2% at June 30, 2006 compared to 59.1% at December 31, 2005. The increase in this ratio was due to a decline in the amount of individual loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at June 30, 2006 compared to December 31, 2005. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

     The following table summarizes changes in the allowance for loan losses:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$22,524	$28,300	$24,882	$29,551
Loans charged-off
Commercial	(50)	(662)	(62)	(963)
Commercial real estate	(64)	(1,380)	(192)	(1,944)
Commercial real estate construction	—	(479)	—	(479)
Residential real estate	—	—	—	(49)
Consumer	(3)	(3)	(4)	(9)

Total loans charged-off	(117)	(2,524)	(258)	(3,444)
Recoveries of loans charged-off
Commercial	402	413	513	1,088
Commercial real estate	151	170	244	286
Commercial real estate construction	—	—	—	—
Residential real estate	—	23	—	23
Consumer	8	4	9	9

Total loan recoveries	561	610	766	1,406

Net loans (charged-off)/recovered	444	(1,914)	508	(2,038)
Provision for loan losses	137	(1,916)	(2,285)	(3,043)

Ending balance	$23,105	$24,470	$23,105	$24,470

Total loans:
Total company	$540,138	$577,926	$540,138	$577,926
Loans in assets of companies held for disposal	(103)	—	(103)	—

Total loans	$540,035	$577,926	$540,035	$577,926

Average total loans	503,069	609,416	505,842	651,450
Ratios
Allowance for loan losses to total loans	4.28%	4.23%	4.28%	4.23%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	91.18	53.97	91.18	53.97
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(2.41)	0.83	(1.51)	(0.18)
Commercial real estate	(0.08)	1.46	(0.03)	0.89
Consumer	(0.07)	(0.42)	(0.04)	0.22
Total loans	(0.35)	1.26	(0.20)	0.63
Ratio of recoveries to loans charged-off	479.49	24.17	296.90	40.82
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

     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial (1)	$4,306	$6,426	$16,849
Commercial real estate (1)	16,772	21,148	12,342
Commercial real estate construction (1)	392	1,149	5,400
Residential real estate	235	379	416
Home equity	—	—	—
Consumer	1	3	—

Total nonaccrual loans	21,706	29,105	35,007
Foreclosed properties	144	2,931	2,922
Restructured loans	—	1,486	1,512

	21,850	33,522	39,441
Foreclosed properties included in assets of companies held for disposal	—	—	(100)

Total nonperforming assets, excluding assets of companies held for disposal	$21,850	$33,522	$39,341

Loans 90 Days or More Past Due and Still Accruing
Commercial	$736	$589	$941
Commercial real estate	2,897	2,962	6,708
Commercial real estate construction	—	7,991	1,171
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—

Total Loans 90 day or more past due and still accruing	$3,633	$11,542	$8,820
Allowance for loans losses	$23,105	$24,882	$24,470
Total loans:
Total company	$540,138	$515,544	$577,926
Loans in assets of companies held for disposal	(103)	—	—

Total loans	$540,035	$515,544	$577,926

Total assets:
Total company	$1,050,624	$1,138,428	$1,253,130
Assets of companies held for disposal	(4,777)	(5,913)	(12,219)

Net	$1,045,847	$1,132,515	$1,240,911

Ratios: Total Company-Continuing and Discontinued Operations:
Nonaccrual loans to total loans	4.02%	5.65%	6.06%
Foreclosed properties to total assets	0.01	0.26	0.23
Nonperforming assets to total assets	2.08	2.94	3.15
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.69	8.17	7.85
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.43	3.96	3.85
Ratios: Continuing Operations only (excludes assets of companies held for disposal):
Nonaccrual loans to total loans	4.02%	5.65%	6.06%
Foreclosed properties to total assets	0.01	0.26	0.23
Nonperforming assets to total assets	2.09	2.96	3.17
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.69	8.17	7.85
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.44	3.98	3.88

(1)	Commercial, commercial real estate and commercial real estate construction include $0.3 million, $1.0 million and $3.8 million, respectively of loans held for sale at June 30, 2005.
     Nonaccrual loans decreased $7.4 million, or 25.4%, from $29.1 million at December 31, 2005 to $21.7 million at June 30, 2006 primarily due to payments during the first half of 2006. The ratio of nonaccrual loans to total loans was 4.02% at June 30, 2006, compared to 5.65% at December 31, 2005.
     At June 30, 2006, CIB Marine had six borrowing relationships (loans to one borrower or a group of borrowers) that accounted for $18.2 million, or 83.9%, of nonaccrual loans as of June 30, 2006 and consisted of the following:
•	Commercial real estate loans to a borrower totaling $10.8 million secured by first mortgages on two commercial properties. At June 30, 2006, specific reserves of $5.3 million were allocated to this borrowing relationship.

•	Commercial real estate loans totaling $2.1 million to a borrower secured by first mortgages on three commercial warehouse properties. As of June 30, 2006, no specific reserves were allocated to this relationship.

•	Commercial and commercial real estate loans totaling $2.0 million to related borrowers secured by business assets and first mortgages on three commercial properties. At June 30, 2006, specific reserves of $0.9 million were allocated to this relationship.

•	Commercial real estate loans to related borrowers in the total amount of $1.4 million and secured by a first mortgage on commercial property. As of June 30, 2006, no specific reserves were allocated to this relationship.

•	Commercial and commercial real estate loans totaling $1.1 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties. As of June 30, 2006, no specific reserves were allocated to this relationship.

•	Commercial loan in the amount of $0.8 million to a borrower secured by a junior mortgage on residential property. At June 30, 2006, $0.8 million in specific reserves were assigned to this relationship.
     While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.
     Foreclosed properties were $0.1 million at June 30, 2006 and consisted of two properties compared to $2.9 million at December 31, 2005 and five properties. All foreclosed properties were held for sale. During the first six months of 2006, CIB Marine acquired one property and sold four foreclosed properties which had a combined carrying value of $2.8 million at December 31, 2005. CIB Marine recognized a $0.3 million net loss on the sale of these four properties. This loss was partially offset by a $0.4 million recovery during the first quarter of 2006 resulting from settlement of litigation on a property sold in 2003. At June 30, 2006, one property with a carrying value of $0.1 million accounted for the majority of the balance of foreclosed properties and consisted of an industrial office/warehouse property located in Illinois that was acquired in the third quarter of 2005.
     There were no restructured loans at June 30, 2006. At December 31, 2005, there was one restructured commercial real estate loan with a balance of $1.5 million. This loan matured in the first quarter of 2006 and at June 30, 2006, it was classified as 90 days or more past due and still accruing interest.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $3.6 million in loans that were 90 days or more past due and still accruing at June 30, 2006 compared to $11.5 million at December 31, 2005. The decrease in loans classified as 90 days or more past due and still accruing at June 30, 2006 compared to December 31, 2005 was primarily due to payoffs and loans being brought current. Two borrowing relationships within this category had balances in excess of $1.0 million and accounted for $2.9 million or 79.7% of the total loans 90 days or more past due and still accruing at June 30, 2006. The loans in these borrowing relationship were secured by first mortgages on two commercial buildings.
     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.44% at June 30, 2006, compared to 3.98% at December 31, 2005.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $7.3 million from $28.9 million at December 31, 2005 to $21.6 million at June 30, 2006. The decrease in impaired loans was primarily due to payments. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in thousands)
Impaired loans without a specific allowance	$6,473	$10,511	$11,470
Impaired loans with a specific allowance	15,096	18,349	17,989

Total impaired loans	21,569	28,860	29,459
Specific allowance related to impaired loans	$7,876	$8,562	$7,321
Companies Held For Disposal
     At both June 30, 2006 and December 31, 2005, assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR, MSI and a $1.9 million tax exposure liability related to a subsidiary sold in 2004. MICR and Canron were acquired in full or partial satisfaction of loans. Net income or loss from these companies is included in net income or loss from discontinued operations.
     Assets and liabilities of companies held for disposal

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$3,785	$5,165
MICR (1)	307	595
MSI	781	806
Other (2)	(96)	(653)

Total assets of companies held for disposal	$4,777	$5,913

Liabilities of companies held for disposal:
CIB Construction (1)	$5,172	$5,161
MICR (1)	297	491
MSI	710	1,901
Other (2)	1,492	763

Total liabilities of companies held for disposal	$7,671	$8,316

(1)	Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

(2)	Includes mortgage banking assets/liabilities held by affiliates, tax liability on subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     CIB Construction (includes Canron)
     During the first half of 2006, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During the first half of 2006 and 2005 CIB Marine recognized a $0.01 million and $2.7 million recovery of impairment losses recognized in prior periods. The recovery is included in discontinued operations on the consolidated statement of operations.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$64	$626
Accounts receivable	1,286	1,572
Other assets	2,435	2,967

Total assets	$3,785	$5,165

Liabilities and stockholder’s equity:
Income tax payable	$3,066	$3,106
Other liabilities	2,106	2,055

Total liabilities	5,172	5,161
Stockholder’s equity	(1,387)	4

Total liabilities and stockholder’s equity	$3,785	$5,165

     MICR
     During the fist half of 2006, CIB Marine continued to wind down the business affairs of MICR. The operations and substantially all the assets of MICR were sold in the fourth quarter of 2005, and the company’s name was changed to Everett Tech, Inc.
     The following table summarizes the composition of MICR’s balance sheet:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$—	$273
Income tax receivable	127	122
Other assets	180	200

Total assets	$307	$595

Liabilities and stockholder’s equity:
Liabilities	$297	$491
Stockholder’s equity	10	104

Total liabilities and stockholder’s equity	$307	$595

     MSI
     During the first half of 2006, CIB Marine continued to wind down the remaining affairs of MSI. The operations and substantially all the assets of MSI were sold during the third quarter of 2004. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues.
     The following table summarizes the composition of MSI’s balance sheet:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$31	$24
Net loans	103	105
Income tax receivable	645	633
Other assets	2	44

Total assets	$781	$806

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$102	$829
Other liabilities	608	1,072

Total liabilities	710	1,901
Stockholder’s equity	71	(1,095)

Total liabilities and stockholder’s equity	$781	$806

Assets and Deposits of Branches Held For Sale
     At June 30, 2006, two of CIB Marine’s subsidiary banks had for sale the deposits and certain property and equipment of six of their branches. Four of the branches are located in Illinois and two in Wisconsin. At June 30, 2006, the total deposits of these six branches was $92.2 million and the total property and equipment net of accumulated depreciation was $0.9 million. The property, equipment and deposits of these six branches are included in assets and deposits held for sale at June 30, 2006. The property, equipment and deposits of three of these six branches were also included in assets and deposits held for sale at December 31, 2005.
     During the second quarter of 2006, certain of CIB Marine’s subsidiary banks sold the deposits and certain assets of two of their branches and recognized a total net pretax gain of $0.9 million. The gain on the sales of the branches is included in net gain on sale of assets. One of the sold branches was located in Nebraska and one in Wisconsin. At the date of the sales, the collective deposits and net property and equipment of these two sold branches was $19.4 million and $0.3 million respectively. Goodwill of $0.2 million was allocated to the Wisconsin branch. The property, equipment and deposits of these two branches were included in assets and deposits held for sale as of December 31, 2005.
Deposit Liabilities
     Total deposits decreased $115.3 million, or 13.3%, from $867.7 million at December 31, 2005 to $752.4 million at June 30, 2006. The decrease in deposits was due to branch sales during the first half of 2006, transfer of deposits to deposits held for sale at June 30, 2006, less competitive rate setting practices adopted by CIB Marine for interest bearing deposits, and a decline in deposit relationships associated with the decrease in commercial loans. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 58.1% at June 30, 2006 and 57.5% at December 31, 2005. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At June 30, 2006 time deposits of $100,000 or more, excluding deposits of branches held for sale, amounted to $116.2 million, or 26.6%, of total time deposits, compared to $122.5 million and 24.6% at December 31, 2005. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits, excluding deposits of branches held for sale, were $54.5 million, or 12.5%, of total time deposits at June 30, 2006, and $37.3 million, or 7.5% of total time deposits at December 31, 2005.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds increased $6.8 million from $94.1 million at December 31, 2005 to $100.9 million at June 30, 2006. The increase occurred in short-term borrowings which were $31.8 million at June 30, 2006 compared to $25.0 million at December 31, 2005.
Other Liabilities
     Other liabilities increased $3.6 million from $5.2 million at December 31, 2005 to $8.9 million at June 30, 2006. The increase was primarily due to a $1.7 million account payable securities settlement and a $1.8 million contingent liability recorded in the first quarter of 2006. The contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.
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
     At June 30, 2006, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine-Wisconsin and CIB-Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank at June 30, 2006, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     At June 30, 2006 and 2005, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004; Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with its banking regulatory authorities in the second quarter of 2004; Citrus Bank was subject to a Written Agreement (“Citrus Agreement”) it entered into with the Office of the Comptroller of the Currency in the third quarter of 2004; and Marine-Wisconsin and CIB-Indiana were each subject to a Memorandum of Understanding (“Memoranda”) which were entered into in March 2005 with their respective banking regulators. Among other items, the Agreements, Order and Memoranda restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. The Citrus Agreement also required Citrus Bank to maintain total capital to risk weighted assets of not less than 14%. These restrictions are in force until such Agreements, Order and Memoranda are terminated. Failure to comply with the Agreements, Order or Memoranda could have a material adverse effect on CIB Marine and its operations. As of June 30, 2006, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Order, Memoranda and Agreements.
     The risk-based capital information of CIB Marine at June 30, 2006 and December 31, 2005 is contained in the following table:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Risk weighted assets	$692,610	$704,754

Average assets (1)	1,058,329	1,174,207

Capital components
Stockholders’ equity	$67,912	$79,182
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in consolidated subsidiaries	—	—

Total restricted core capital elements	60,000	60,000
Disallowed amounts	(37,363)	(33,606)

Maximum allowable in tier 1 capital	22,637	26,394
Nonfinancial equity items	—	(14)
Less: disallowed intangibles	(746)	(982)
Add: unrealized loss on securities	7,241	3,435

Tier 1 capital	97,044	108,015
Allowable allowance for loan losses	8,845	9,008
Allowable subordinated debentures net of investment in trust	37,363	33,606

Total risk-based capital	$143,252	$150,629

			Minimum Required
			to be Adequately
	Actual		Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2006
Total capital to risk weighted assets	$143,252	20.68%	$55,409	8.00%
Tier 1 capital to risk weighted assets	97,044	14.01	27,704	4.00
Tier 1 leverage to average assets	97,044	9.17	42,333	4.00
December 31, 2005
Total capital to risk weighted assets	$150,629	21.37%	$56,380	8.00%
Tier 1 capital to risk weighted assets	108,015	15.33	28,190	4.00
Tier 1 leverage to average assets	108,015	9.20	46,968	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
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
     During 2006 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, the credit status of all of CIB Marine’s subsidiary banks was reduced. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal reserve discount window. These restrictions were removed from one of the subsidiary banks during 2005 and at June 30, 2006, only two of the subsidiary banks were required to pledge securities in order to have access to the federal reserve discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends.
     The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.
     CIB Marine’s primary source of funds for the six months ended June 30, 2006 resulted from a $94.5 million net decrease in investment securities. Other sources of funds resulted from a $6.8 million increase in short-term borrowings, $2.5 million in proceeds from the sale of foreclosed properties, $1.4 million in net cash received from the sale of branches, $0.9 million in investing cash flows of discontinued operations and a $0.6 million decrease in other investments.
     A net decrease in deposits of $66.6 million, $19.4 million of deposits sold and a net increase in the loan portfolio of $23.7 million were CIB Marine’s primary use of funds for the six months ended June 30, 2006. Other uses of funds include $6.7 million in cash used by operating activities, a $4.0 million decrease in deposits held for sale and $0.5 million to purchase property and equipment.
     The Company had liquid assets from continuing operations of $98.7 million and $112.9 million at June 30, 2006 and December 31, 2005, respectively.
     CIB Marine was able to meet its liquidity needs during the first six months of 2006. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of preferred securities. The deferral period may last as long as 5 years. During 2007, it is expected that CIB Marine will continue to defer the interest payments on its junior subordinated debentures and will have adequate funding capacity to meet its other obligations. The primary sources of funding are expected to be cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.
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
FHLB Stock Investment
     In September, 2007, the FHLB Chicago filed a Form 8-K with the SEC regarding the receipt of a draft consent cease and desist order from its regulator, the Federal Housing Finance Board (“Finance Board”). The draft order includes a prohibition, unless otherwise approved by the Director of the Office of Supervision of the Finance Board (“OS Director”), of capital stock repurchase and redemptions by the FHLB from its members, including redemptions upon membership withdrawal or termination. The FHLB states that the draft order contemplates that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of the FHLB. The draft order also proposes that dividend declarations would be subject to the prior written approval of the OS Director. At both December 31, 2006 and September 30, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $0.6 million and $1.7 million, respectively, was categorized as required.
Loan Pool Purchase
     In February 2007, CIB Marine purchased a closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation in the amount of $48.2 million. The purchase was funded with cash on hand and $15.0 million in FHLB Chicago borrowings. The purchased pool included 965 loans with a weighted average yield of 9.98%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and FICO score of 709. The majority of the loans in the purchased pools are not considered to be loans to subprime borrowers. CIB Marine hired an outside consulting firm with experience in home equity loan pool purchases to assist it in selecting the selling company and in the due diligence process performed on a sample of the purchased loans. CIB Marine continues to look at alternative investments including possible further loan purchases in an effort to increase both the balances of loans outstanding and the yield on its interest-earning assets.

     In the third quarter of 2007 CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and the housing finance markets.
Branch Activities
     During the last six months of 2006 Central Illinois Bank sold its Arthur, Lincoln, Rantoul and Springfield, Illinois branches. The net gain on the sale of the four branches was $1.8 million. The total deposits of these sold branches as of December 31, 2005 were $57.0 million. CIB Marine had 30 branches as of December 31, 2006 holding $0.8 billion in deposits.
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
Goodwill
     The balance of CIB Marine’s goodwill at June 30, 2006 is a result of prior branch acquisitions and related to a branch that was sold in the first quarter of 2007. As a result of this branch sale CIB Marine had no goodwill at September 30, 2007.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes in the last six months of 2006 and during 2007, 186,177 and 102,632 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In November 2006, 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47. In May 2007, 74,000 options were granted at an exercise price of $4.10 per share. As of September 30, 2007, there were 1,146,689 options outstanding with a weighted average exercise price of $7.89.
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
     The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2006.
Repricing Interest Rate Sensitivity Analysis

	June 30, 2006
						Held for
	0-3	4-6	7-12	2-5	Over 5	sale/
	Months	Months	Months	Years	Years	disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$250,346	$37,885	$28,326	$193,444	$30,137	$(103)	$540,035
Securities	36,801	32,149	33,088	243,401	50,432	—	395,871
Federal funds sold	69,535	—	—	—	—	—	69,535

Total interest-earning assets	356,682	70,034	61,414	436,845	80,569	(103)	1,005,441
Interest-bearing liabilities:
Time deposits	104,953	81,044	174,479	131,376	5,096	(60,001)	436,947
Savings and interest-bearing demand deposits	258,558	—	—	—	—	(26,227)	232,331
Short-term borrowings	29,882	—	1,900	—	—	—	31,782
Long-term borrowings	—	—	—	7,250	—	—	7,250
Junior subordinated debentures	20,619	—	—	41,238	—	—	61,857

Total interest-bearing liabilities	$414,012	$81,044	$176,379	$179,864	$5,096	$(86,228)	$770,167

Interest sensitivity gap (by period)	(57,330)	(11,010)	(114,965)	256,981	75,473	86,125	235,274
Interest sensitivity gap (cumulative)	(57,330)	(68,340)	(183,305)	73,676	149,149	235,274	235,274
Adjusted for derivatives:
Derivatives (notional, by period)	(4,159)	—	—	5,000	(741)	—	—
Derivatives (notional, cumulative)	(4,159)	(4,159)	(4,159)	841	—	—	—

Interest sensitivity gap (by period)	(61,489)	(11,010)	(114,965)	261,981	74,732	86,125	235,274
Interest sensitivity gap (cumulative)	(61,489)	(72,499)	(187,464)	74,517	149,149	235,274	235,274
Cumulative gap as a % of total assets	(5.85)%	(6.90)%	(17.84)%	7.09	14.20%	22.39%
     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of June 30, 2006, and December 31, 2005.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
June 30, 2006	(5.11)%	(3.27)%	1.54%	0.88%
December 31, 2005	1.48%	(1.14)%	(1.32)%	(5.27)%
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

     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2006. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of June 30, 2006.
(b) Changes in Internal Control over Financial Reporting
     There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the second quarter of 2006.
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