Form 10-Q
period 2006-09-30
CIB MARINE BANCSHARES INC
filed 2007-11-07
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

EXPLANATORY NOTE
This document is intended to speak as of September 30, 2006, except as otherwise noted.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands,
	except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$23,174	$24,554
Federal funds sold	56,125	88,358

Total cash and cash equivalents	79,299	112,912

Loans held for sale	520	—
Securities	383,622	493,409
Loans	553,713	515,544
Allowance for loan losses	(22,109)	(24,882)

Net loans	531,604	490,662

Premises and equipment, net	11,317	12,914
Accrued interest receivable	5,563	5,133
Foreclosed properties	104	2,931
Assets of branches held for sale	450	723
Assets of companies held for disposal	4,445	5,913
Goodwill	746	982
Other assets	13,049	12,849

Total assets	$1,030,719	$1,138,428

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$84,215	$99,483
Interest-bearing demand	36,639	49,389
Savings	190,595	220,037
Time	440,705	498,791

Total deposits	752,154	867,700

Short-term borrowings	30,217	25,001
Long-term borrowings	2,000	7,250
Junior subordinated debentures	61,857	61,857
Accrued interest payable	22,590	16,896
Deposits of branches held for sale	75,325	66,991
Liabilities of companies held for disposal	7,289	8,316
Other liabilities	6,807	5,235

Total liabilities	958,239	1,059,246
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,285	158,163
Accumulated deficit	(101,556)	(93,528)
Accumulated other comprehensive loss, net	(2,282)	(3,435)
Receivables from sale of stock	(151)	(202)
Treasury stock at cost, 12,663 shares	(162)	(162)

Total stockholders’ equity	72,480	79,182

Total liabilities and stockholders’ equity	$1,030,719	$1,138,428

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$10,274	$9,158	$27,842	$29,535
Loans held for sale	1	80	1	83
Securities:
Taxable	4,520	4,244	13,658	10,624
Tax-exempt	40	103	129	451
Dividends	138	298	503	1,025
Federal funds sold	979	1,064	3,203	3,310

Total interest and dividend income	15,952	14,947	45,336	45,028
Interest Expense
Deposits	7,559	6,790	21,507	20,269
Short-term borrowings	404	290	728	436
Long-term borrowings	37	92	219	274
Junior subordinated debentures	1,975	1,645	5,714	4,854

Total interest expense	9,975	8,817	28,168	25,833

Net interest income	5,977	6,130	17,168	19,195
Provision for credit losses	(1,079)	(5,238)	(3,364)	(8,281)

Net interest income after provision for credit losses	7,056	11,368	20,532	27,476
Noninterest Income
Loan fees	17	112	136	334
Deposit service charges	256	302	797	870
Other service fees	48	53	156	581
Other income	121	121	248	299
Net gain on sale of assets	1,094	—	2,021	—
Gain on sale of investment securities, net	—	201	—	355

Total noninterest income	1,536	789	3,358	2,439
Noninterest Expense
Compensation and employee benefits	5,005	6,528	16,108	20,191
Equipment	764	1,044	2,580	3,008
Occupancy and premises	798	887	2,502	2,833
Professional services	1,079	767	2,951	2,595
Impairment loss on investment securities	—	191	1,134	1,353
Write down and losses on assets	—	426	—	2,124
Other expense	1,708	2,591	7,262	7,340

Total noninterest expense	9,354	12,434	32,537	39,444

Loss from continuing operations before income taxes	(762)	(277)	(8,647)	(9,529)
Income tax expense (benefit)	53	(2,113)	(178)	(2,270)

Income (loss) from continuing operations	(815)	1,836	(8,469)	(7,259)
Discontinued operations:
Pretax income from discontinued operations	332	51	619	3,524
Income tax expense (benefit)	(53)	2,102	178	4,159

Income (loss) from discontinued operations	385	(2,051)	441	(635)

Net loss	$(430)	$(215)	$(8,028)	$(7,894)

Earnings (Loss) Per Share

Basic:
Income (loss) from continuing operations	$(0.04)	$0.10	$(0.46)	$(0.40)
Discontinued operations	0.02	(0.11)	0.02	(0.03)

Net loss	$(0.02)	$(0.01)	$(0.44)	$(0.43)

Diluted:
Income (loss) from continuing operations	$(0.04)	$0.10	$(0.46)	$(0.40)
Discontinued operations	0.02	(0.11)	0.02	(0.03)

Net loss	$(0.02)	$(0.01)	$(0.44)	$(0.43)

Weighted average shares-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779	18,333,779	18,333,779

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

						Stock
					Accumulated	Receivables
					Other	and
	Common Stock		Capital	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Surplus	Deficit	Loss	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892

Comprehensive loss:

Net loss	—	—	—	(7,894)	—	—	(7,894)

Other comprehensive loss:
Realized losses on securities available for sale	—	—	—	—	(1,353)	—	(1,353)
Unrealized securities holding gains arising during the period	—	—	—	—	201	—	201

Total comprehensive loss							(9,046)
Reduction in receivables from sale of stock	—	—	—	—	—	644	644

Balance, September 30, 2005 (unaudited)	18,346,442	$18,346	$158,163	$(89,761)	$(1,794)	$(464)	$84,490

Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182

Comprehensive loss:

Net loss	—	—	—	(8,028)	—	—	(8,028)

Other comprehensive loss:
Impairment loss on investment securities	—	—	—	—	(1,134)	—	(1,134)
Unrealized securities holding gains arising during the period	—	—	—	—	2,287	—	2,287

Total comprehensive loss							(6,875)
Stock option expense	—	—	122	—	—	—	122
Reduction in receivables from sale of stock	—	—	—	—	—	51	51

Balance, September 30, 2006 (unaudited)	18,346,442	$18,346	$158,285	$(101,556)	$(2,282)	$(313)	$72,480

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(8,469)	$(7,259)
Net income (loss) from discontinued operations	441	(635)

	(8,028)	(7,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(493)	(745)
Depreciation and other amortization	2,574	1,916
Provision for credit losses	(3,364)	(8,281)
Originations of loans held for sale	(1,378)	—
Proceeds from sale of loans held for sale	868	—
Net gain on sale of assets and deposits	(2,021)	—
Write down and losses on assets	—	2,124
Impairment loss on investment securities	1,134	1,353
Gain on sale of investment securities, net	—	(355)
Decrease (increase) in interest receivable and other assets	(1,984)	3,049
Increase in interest payable junior subordinated debentures	5,673	4,813
Decrease in other interest payable and other liabilities	(5,009)	(1,126)
Operating cash flows of discontinued operations	(450)	2,623

Net cash used in operating activities	(12,478)	(2,523)
Cash Flows from Investing Activities
Maturities of securities available for sale	129,332	459,919
Purchase of securities available for sale	(80,428)	(342,860)
Proceeds from sales of securities available for sale	—	9,639
Repayments of asset and mortgage-backed securities available for sale	62,834	49,273
Purchase of asset and mortgage-backed securities available for sale	(4,746)	(305,975)
Net decrease (increase) in Federal Home Loan Bank Stock	9,768	(11,951)
Net (increase) decrease in other investments	680	(13)
Net decrease (increase) in loans	(37,074)	181,769
Proceeds from sale of loans held for sale	—	24,113
Proceeds from sale of foreclosed properties	2,521	1,372
Net cash received from the sale of branches	2,933	—
Capital expenditures	(528)	(2,265)
Investing cash flows of discontinued operations	891	3,177

Net cash provided by investing activities	86,183	66,198
Cash Flows from Financing Activities
Decrease in deposits	(55,621)	(194,632)
Decrease in deposits held for sale	(9,478)	—
Deposits sold	(42,185)	—
Repayments of long-term borrowings	(5,250)	—
Net increase in short-term borrowings	5,216	29,828
Net decrease in receivables from sale of stock	—	400

Net cash used in financing activities	(107,318)	(164,404)

Net decrease in cash and cash equivalents	(33,613)	(100,729)
Cash and cash equivalents, beginning of period	112,912	233,935

Cash and cash equivalents, end of period	$79,299	$133,206

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$22,474	$21,431
Interest expense-discontinued operations	—	30
Income taxes-continuing operations	—	(5,763)
Income taxes-discontinued operations	2	(458)
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	52	1,400
Transfer of commercial loans to loans held for sale	—	25,847
Transfer deposits to deposits of branches held for sale	59,997	44,271
Transfer assets to assets of branches held for sale	445	540
See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1-Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2005 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the quarter and nine-months ended September 30, 2006 and 2005. The results of operations for the quarter and nine-months ended September 30, 2006 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.
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
     Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc, and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at September 30, 2006 are included in income or loss from discontinued operations for all periods presented. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.
     At September 30, 2006, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona and Nevada. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.
Note 2-Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At September 30, 2006, options to purchase 753,669 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.
     The following is a reconciliation of stock option activity for the nine months ended September 30, 2006:

			Weighted	Weighted Average	Weighted Average
		Range of	Average	Remaining	Grant Date
	Number	Option Prices	Exercise	Contractual	Fair Value
	of Shares	per Share	Price	Term in Years	Per Share
Shares under option at December 31, 2005	1,021,487	$4.10-23.66	$10.85

Granted	83,000	$4.10	$4.10		$0.69

Lapsed or surrendered	(222,426)	4.10-23.66	9.87
Exercised	—	—	—

Shares under option at September 30, 2006	882,061	$4.10-22.89	$10.47	6.12

Share exercisable at September 30, 2006	488,995	$4.10-22.89	$14.89	3.86

     The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2005	493,963
Granted	83,000
Vested	(73,050)
Forfeited	(110,847)

Nonvested stock options at September 30, 2006	393,066
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

	September 30,
	2006	2005
Dividend yield	—	—
Risk free interest rate	4.63%	4.25%
Expected volatility	40%	48%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share fair value of options	$0.76	$1.47
      The adoption of SFAS No. 123 (R)’s fair value method resulted in $0.1 million compensation expense for the first nine months of 2006. In accordance with SFAS No. 123 (R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At September 30, 2006, CIB Marine had $0.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 4.1 years.
     SFAS 123 No. (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the nine months ended September 30, 2006.

     CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, result in an additional increase in capital surplus.
Note 3-Securities
     The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
September 30, 2006
U.S. government agencies	$116,098	$282	$708	$115,672
Obligations of states and political subdivisions	33,697	107	523	33,281
Other notes and bonds	350	—	—	350
Asset-backed securities	2,596	5	—	2,601
Corporate commercial paper	4,274	—	—	4,274
Mortgage-backed securities	211,925	478	1,923	210,480

Total securities available for sale	368,940	872	3,154	366,658
Federal Home Loan Bank and Federal Reserve Bank stock at cost	16,964	—	—	16,964

	$385,904	$872	$3,154	$383,622

December 31, 2005
U.S. government agencies	$155,867	$55	$974	$154,948
Obligations of states and political subdivisions	27,580	151	177	27,554
Other notes and bonds	350	—	—	350
Asset-backed securities	9,568	10	—	9,578
Corporate commercial paper	13,033	38	—	13,071
Mortgage-backed securities	263,727	183	2,721	261,189

Total securities available for sale	470,125	437	3,872	466,690
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,719	—	—	26,719

	$496,844	$437	$3,872	$493,409

     Securities available for sale with a carrying value of $139.6 million and $161.5 million at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements, federal funds purchased and borrowings from the federal reserve discount window and other purposes as required.
     In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $1.1 million and $1.4 during the nine months ended September 30, 2006 and 2005, respectively. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations.
     As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowing. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $9.7 million during the first nine months of 2006. As of September 30, 2006, CIB Marine had $16.1 million in FHLB Chicago stock, of which $0.9 million was categorized as required. See subsequent events discussion for further information regarding the liquidity of CIB Marine’s investment in FHLB Chicago stock.

Note 4-Loans
     The components of loans are as follows:

	September 30, 2006		December 31, 2005
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial	$55,143	10.0%	$69,048	13.4%
Commercial real estate	305,134	55.1	323,384	62.6
Commercial real estate construction	113,038	20.4	89,313	17.3
Residential real estate	16,088	2.9	19,925	3.9
Home equity	62,052	11.2	12,603	2.4
Consumer	2,103	0.4	2,179	0.4
Receivables from sale of CIB Marine stock	(151)	(0.0)	(202)	(0.0)

Gross loans	553,407	100.0%	516,250	100.0%

Deferred loan fees	306		(706)

Total loans	553,713		515,544
Allowance for loan losses	(22,109)		(24,882)

Loans, net	$531,604		$490,662

     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. Such loans totaled $7.7 million and $9.5 million at September 30, 2006 and December 31, 2005, respectively.
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.3 million and $2.8 million as of September 30, 2006 and December 31, 2005, respectively.
     At September 30, 2006 and December 31, 2005, CIB Marine had $1.7 million and $1.9 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.01 million at both September 30, 2006 and December 31, 2005. Loans made specifically to enable the borrower to purchase CIB Marine stock, and not adequately secured by collateral other than the stock, and which have been classified as receivables from sale of stock and recorded as contra-equity, have not been included in this balance.
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
     The following table lists information on nonperforming and certain past due loans:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$21,331	$29,105
Restructured loans	—	1,486
Loans 90 days or more past due and still accruing	2,192	11,542
     Information on impaired loans is as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans without a specific allowance	$6,120	$10,511
Impaired loans with a specific allowance	14,840	18,349

Total impaired loans	$20,960	$28,860

Specific allowance related to impaired loans	$7,785	$8,562

     Changes in the allowance for loan losses were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$23,105	$24,470	24,882	29,551
Charge-offs	(3)	(402)	(261)	(3,845)
Recoveries	86	6,118	852	7,523

Net loan recoveries	83	5,716	591	3,678
Provision for loan losses	(1,079)	(5,238)	(3,364)	(8,281)

Balance at end of period	$22,109	$24,948	$22,109	$24,948

Allowance for loan losses as a percentage of loans	3.99%	4.60%	3.99%	4.60%

Note 5-Goodwill
     At September 30, 2006 and December 31, 2005, CIB Marine had $0.7 million and $1.0 million of goodwill. The goodwill is not subject to amortization, but is subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired. There were no impairment losses recognized in either 2006 or 2005. During the second quarter of 2006, CIB Marine sold the fixed assets and deposits of its branch located in Grafton, Wisconsin. Goodwill of $0.2 million was allocated to this branch.
Note 6-Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$3,442	$5,165
MICR (1)	296	595
MSI	780	806
Other (2)	(73)	(653)

Total assets of companies held for disposal	$4,445	$5,913

Liabilities of companies held for disposal:
CIB Construction (1)	$4,800	$5,161
MICR (1)	297	491
MSI	702	1,901
Other (2)	1,490	763

Total liabilities of companies held for disposal	$7,289	$8,316

(1)	Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

(2)	Includes mortgage banking assets/liabilities held by affiliates, tax liability of subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of the following:

				Net
	Pretax	Income		income/(loss)
	income/(loss)	tax		net of
	other	expense	Other	intercompany
	income	(benefit)	Income (1)	transactions
	(Dollars in thousands)
Quarter Ended September 30, 2006
CIB Construction	$411	$(43)	$—	$454
MSI	(82)	(10)	3	(69)

Total	$329	$(53)	$3	$385

Nine Months Ended September 30, 2006
CIB Construction	$418	$205	$—	$213
MSI	172	(22)	29	223
Other (2)	—	(5)	—	5

Total	$590	$178	$29	$441

Quarter Ended September 30, 2005
CIB Construction	$3	$2,025	$—	$(2,022)
MICR	359	126	—	233
MSI	(352)	(49)	41	(262)

Total	$10	$2,102	$41	$(2,051)

Nine Months Ended September 30, 2005
CIB Construction	$2,761	$1,975	$—	$786
MICR	905	317	—	588
MSI	(317)	(33)	175	(109)
Other (3)	—	1,900	—	(1,900)

Total	$3,349	$4,159	$175	$(635)

(1)	Includes mortgage banking income/expense recognized by affiliates and intercompany transactions.

(2)	Relates to MICR.

(3)	Relates to subsidiary sold in 2004.
     CIB Construction (includes Canron)
     CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. During the nine months ended September 30, 2006 and 2005 CIB Marine recognized a $0.4 million and $2.7 million, respectively, recovery of impairment losses recognized in prior periods. The recovery is included in discontinued operations on the consolidated statement of operations.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$50	$626
Accounts receivable	551	1,572
Other assets	2,841	2,967

Total assets	$3,442	$5,165

Liabilities and stockholder’s equity:
Income tax payable	$3,022	$3,106
Other liabilities	1,778	2,055

Total liabilities	4,800	5,161
Stockholder’s equity	(1,358)	4

Total liabilities and stockholder’s equity	$3,442	$5,165

     MICR
     During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. CIB Marine is in the process of winding down the remaining affairs of this company.
     The following table summarizes the composition of MICR’s balance sheet:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$—	$273
Income tax receivable	127	122
Other assets	169	200

Total assets	$296	$595

Liabilities and stockholder’s equity:
Liabilities	$297	$491
Stockholder’s equity	(1)	104

Total liabilities and stockholder’s equity	$296	$595

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
     The followings table summarizes the compositions of MSI’s balance sheet:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$22	$24
Net loans	102	105
Income tax receivable	655	633
Other assets	1	44

Total assets	$780	$806

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$104	$829
Other liabilities	598	1,072

Total liabilities	702	1,901
Stockholder’s equity	78	(1,095)

Total liabilities and stockholder’s equity	$780	$806

Note 7-Assets and Deposits of Branches Held For Sale
     At September 30, 2006, two of CIB Marine’s subsidiary banks had for sale the deposits and property and equipment of four of their branches. Two of the branches are located in Illinois and two in Wisconsin. At September 30, 2006, the total deposits of these four branches was $75.3 million and the total property and equipment net of accumulated depreciation was $0.4 million. The property, equipment and deposits of these four branches are included in assets and deposits held for sale at September 30, 2006. The property, equipment and deposits of one of these four branches were also included in assets and deposits held for sale at December 31, 2005.
     During the nine months ended September 30, 2006, certain of CIB Marine’s subsidiary banks sold the deposits and property and equipment of four of their branches and recognized a total net pretax gain of $2.0 million. The gain on the sales of the branches is included in net gain on sale of assets. Two of the four sold branches were located in Illinois, one in Wisconsin and one in Nebraska. At the date of the sales, the collective deposits and net property and equipment of these sold branches was $42.2 million and $0.7 million respectively. Goodwill of $0.2 million was allocated to the Wisconsin branch. The property, equipment and deposits of these branches were included in assets and deposits held for sale at December 31, 2005. Additionally, during the third quarter of 2006, CIB Marine sold a former branch building located in Bloomington, Illinois at no gain or loss. During the first quarter of 2005, CIB Marine recognized a $0.2 million impairment loss on the Bloomington building based on its market value. The 2005 impairment loss is included in write down and losses on assets.
Note 8-Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Prepaid expenses	$1,582	$1,113
Accounts receivable	695	638
Trust preferred securities underwriting fee, net of amortization	1,349	1,390
Investment in trust common securities	2,791	2,654
Other investments	2,949	3,562
Income tax receivable	3,571	3,391
Other	112	101

	$13,049	$12,849

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $1.5 million and $1.8 million, respectively, at September 30, 2006 and December 31, 2005. Equity loss on these limited partnerships was $0.3 million during the first nine months of 2006 and is included in noninterest expense. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•	Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment was $0.8 million at both September 30, 2006 and December 31, 2005.

•	Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of September 30, 2006 has invested $0.4 million. In the third quarter of 2006, CIB Marine received a capital distribution of $0.1 million on its investment in this company. During the first nine months of 2005, CIB Marine recognized a $0.1 million impairment loss on this investment due to a reduction in CIB Marine’s interest in the equity value of this investment. There was no impairment loss recognized during the first nine months of 2006. The 2005 impairment loss is included in write down and losses on assets on the consolidated statements of operations. At September 30, 2006 and December 31, 2005, CIB Marine’s carrying value of this investment was $0.2 million and $0.3 million, respectively.

•	Warrants to purchase equity of a publicly traded company. The warrants were received as payment for credit services. The carrying value of the warrants at September 30, 2006 and December 31, 2005 was $0.4 million and $0.3 million, respectively. During the first nine months of 2006, CIB Marine recognized a $0.1 million market value gain on these warrants. The market value gain is included in net gain on assets on the consolidated statement of operations. During the fist nine months of 2006, CIB Marine sold its interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. No gain or loss was recognized on the sale. CIB Marine’s carrying value of this investment at December 31, 2005 was $0.4 million.

Note 9-Short-term Borrowings
     The following table presents information regarding short-term borrowings:

	September 30, 2006		December 31, 2005
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$21,535	4.48%	$20,981	3.50%
Treasury, tax, and loan notes	1,682	5.11	4,020	4.06
Federal Home Loan Bank	7,000	5.62	—	—

Total short-term borrowings	$30,217	4.78%	$25,001	3.56%

     At September 30, 2006, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $4.9 million at both September 30, 2006 and December 31, 2005, respectively.
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
Note 10-Long-term Borrowings
     The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	September 30, 2006		December 31, 2005		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
	(Dollars in thousands)
	$—	—%	$3,250	4.95%	01/16/08	01/16/01
	—	—	2,000	4.95	01/16/08	01/16/01
	2,000	5.09	2,000	5.09	02/20/08	02/20/01

Total	$2,000	5.09%	$7,250	4.99%

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $20.1 million and $11.5 million at September 30, 2006 and December 31, 2005, respectively. These assets consisted of securities with a market value of $22.4 million and $12.6 million at September 30, 2006 and December 31, 2005, respectively.

Note 11-Other Liabilities

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Accounts payable	$187	$459
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	188	201
Accrued compensation and employee benefits	1,374	913
Accrued professional fees	1,419	1,476
Accrued other expenses	2,467	997
Fair value of derivatives	30	37
Other liabilities	417	427

	$6,807	$5,235

     Accrued other expenses includes $1.8 million contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.
Note 12-Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or are charged-off. Such loans outstanding at both September 30, 2006 and December 31, 2005 totaled $0.2 million.
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
     At September 30, 2006, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine-Wisconsin and Citrus Bank were classified as well capitalized and Central Illinois Bank was categorized as adequately capitalized. While Central Illinois Bank met the capital ratio criteria of a well capitalized bank at September 30, 2006, it was subject to a cease and desist order as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     At September 30, 2006 and December 31, 2005, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004; Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with its banking regulatory authorities in the second quarter of 2004; and Marine-Wisconsin was subject to a Memorandum of Understanding (“Memorandum”) it entered into with its respective banking regulators in March 2005. Additionally, at December 31, 2005, Citrus was subject to a Written Agreement (“Citrus Agreement”) it entered into with the Office of the Comptroller of the Currency in the third quarter of 2004 and CIB-Indiana was subject to a Memorandum of Understanding it entered into with its banking regulators in March 2005. The Citrus Agreement was terminated in September 2006 and CIB-Indiana was merged into Marine-Wisconsin in August 2006. Among other items, the Agreement, Order and Memorandum restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. The Citrus Agreement with the OCC, in addition to the Tier 1 leverage capital ratio of 8%, also required Citrus to maintain total capital to risk weighted assets of not less than 14%. These restrictions are in force until such Agreement, Order and Memorandum are terminated. Failure to comply with the Agreement, Order or Memorandum could have a material adverse effect on CIB Marine and its operations. As of September 30, 2006, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Agreement, Order or Memorandum.
Note 13-Earnings (Loss) Per Share Computations
     The following provides a reconciliation of basic and diluted earnings (loss) per share from continuing operations:

			Nine Months Ended
	Quarter Ended September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Net income (loss) from continuing operations	$(815)	$1,836	$(8,469)	$(7,259)

Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	18,333,779	18,333,779	18,333,779	18,333,779

Per share earnings (loss):
Basic	$(0.04)	$0.10	$(0.46)	$(0.40)
Effect of dilutive stock options outstanding	—	—	—	—

Diluted	$(0.04)	$0.10	$(0.46)	$(0.40)

     For the quarters and the nine months ended September 30, 2006 and 2005, 891,738, 949,084, 584,411 and 656,897 options, respectively, were excluded from the calculation of diluted earnings per share because their assumed exercise would be anti-dilutive due to losses from continuing operations.
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
Branch Activities
     During the last three months of 2006, Central Illinois Bank sold its Rantoul and Springfield, Illinois branches. The net gain on the sale of the two branches was $0.6 million. The total deposits of these sold branches as of December 31, 2005 were $31.6 million. CIB Marine had 30 branches as of December 31, 2006 holding $0.8 billion in deposits.
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
Goodwill
     The balance of CIB Marine’s goodwill at September 31, 2006 is a result of prior branch acquisitions and related to a branch that was sold in the first quarter of 2007. As a result of this branch sale CIB Marine had no goodwill at September 30, 2007.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes in the last three months of 2006 and during 2007, 110,490 and 102,632 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In November 2006, 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47. In May 2007, 74,000 options were granted at an exercise price of $4.10 per share. As of September 30, 2007, there were 1,146,689 options outstanding with a weighted average exercise price of $7.89.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents CIB Marine’s consolidated financial condition as of September 30, 2006 and results of operations for the quarter and nine months ended September 30, 2006. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

Results of Operations
Overview
     During the first nine months of 2006, CIB Marine continued its focus on improving its credit quality and financial condition. In addition, CIB Marine allocated increased resources to business development as part of its strategic focus and sold or closed certain of its subsidiary bank branches. During the third quarter and nine months ended September 30, 2006, CIB Marine had net losses of $0.4 million and $8.0 million, respectively, compared to net losses of $0.2 million and $7.9 million during the same respective periods in 2005. Net loss includes the results of continuing and discontinued operations. Discontinued operations for 2006 and 2005 includes MICR, MSI and CIB Construction. Additionally, discontinued operations for the nine months ended September 30, 2005 includes a $1.9 million charge for a tax exposure related to a subsidiary sold in 2004. During 2006, CIB Marine continued its wind down of the remaining business affairs of MICR, MSI and CIB Construction, including its subsidiary Canron which is in voluntary liquidation.
     CIB Marine had a net loss of $0.4 million and diluted loss per share of $0.02 in the third quarter of 2006 compared to a net loss of $0.2 million and diluted loss per share of $0.01 in the third quarter of 2005. The $0.2 million increase in net loss was due to results from continuing operations which had a $0.8 million net loss during the third quarter of 2006 compared to a net income of $1.8 million during the same period of 2005, while discontinued operations had a $0.4 million net income for the third quarter of 2006 compared to a $2.1 million net loss during the same period of 2005. The change in results from discontinued operations was due to income tax expense.
     The $2.7 million change in results from continuing operations for the third quarter of 2006 compared to the third quarter of 2005 was primarily due to a $4.2 million decrease in the negative provision for credit losses and a $2.2 million decrease in income tax benefits. These amounts were partially offset by a $1.1 million net gain on the sale of deposits and property and equipment of two branches located in Illinois and a $1.5 million decrease in compensation and employee benefits. The decrease in compensation and employee benefits resulted from the sales and closings of branches during 2005 and 2006 and an overall cost savings program initiated by CIB Marine in the second half of 2004.
     CIB Marine had a net loss of $8.0 million and diluted loss per share of $0.44 for the nine months ended September 30, 2006 compared to a net loss of $7.9 million and diluted loss per share of $0.43 for the nine months ended September 30, 2005. Loss from continuing operations increased $1.2 million from $7.2 million for the nine months ended September 30, 2005 to $8.5 million for the same period in 2006. Discontinued operations had $0.4 million net income compared to a $0.6 million net loss during the nine months ended September 30, 2006 and 2005, respectively. The $1.1 million change in results from discontinued operations was due to a $4.0 decrease in income tax expense, partially offset by a $2.4 million decrease in recoveries of impairment losses recognized in prior periods. During the first nine months of 2006, discontinued operations included a $0.4 million recovery of impairment losses recognized during prior periods compared to $2.8 million of such recoveries during the same period of 2005.
     The $1.2 million increase in loss from continuing operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to a $2.0 million decrease in net interest income, a $4.9 million decline in the negative provision for credit losses and a $2.1 million decrease in income tax benefits. These amounts were partially offset by a $2.0 million gain on the sale of deposits and fixed assets of four branches during 2006; a $2.3 decrease in net loss on write down and sale of assets other than branches; and a $4.6 million decrease in other noninterest expenses due to sales and closures of branches and cost savings programs implemented by CIB Marine. The decline in net interest income was primarily due to the average balances of interest-earning assets declining at a faster rate than interest-bearing liabilities and a 3 basis point decrease in the net interest rate spread which included the compounding effect of deferred interest payments on the junior subordinated debentures.
     CIB Marine had 32 banking facilities at September 30, 2006 and 37 at December 31, 2005, and 297 full-time equivalent employees at September 30, 2006 compared to 359 at December 31, 2005.

     The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.
Selected Consolidated Financial Data
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or For the Quarter		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,952	$14,947	$45,336	$45,028
Interest expense	9,975	8,817	28,168	25,833

Net interest income	5,977	6,130	17,168	19,195
Provision for credit losses	(1,079)	(5,238)	(3,364)	(8,281)

Net interest income after provision for credit losses	7,056	11,368	20,532	27,476
Noninterest income	1,536	789	3,358	2,439
Noninterest expense	9,354	12,434	32,537	39,444

Loss from continuing operations before income taxes	(762)	(277)	(8,647)	(9,529)
Income tax expense (benefit)	53	(2,113)	(178)	(2,270)

Net income (loss) from continuing operations	(815)	1,836	(8,469)	(7,259)
Discontinued operations:
Pretax income from discontinued operations	332	51	619	3,524
Income tax expense (benefit)	(53)	2,102	178	4,159

Net income (loss) from discontinued operations	385	(2,051)	441	(635)

Net loss	$(430)	$(215)	$(8,028)	$(7,894)

Common Share Data
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.10	$(0.46)	$(0.40)
Discontinued operations	0.02	(0.11)	0.02	(0.03)

Net loss	$(0.02)	$(0.01)	$(0.44)	$(0.43)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.10	$(0.46)	$(0.40)
Discontinued operations	0.02	(0.11)	0.02	(0.03)

Net loss	$(0.02)	$(0.01)	$(0.44)	$(0.43)

Dividends	—	—	—	—
Book value per share	$3.95	$4.61	$3.95	$4.61
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets	$1,030,719	$1,224,978	$1,030,719	$1,224,978
Loans	553,815	542,072	553,815	542,072
Allowance for loan losses	(22,109)	(24,948)	(22,109)	(24,948)
Securities	383,622	526,132	383,622	526,132
Deposits	752,154	939,296	752,154	939,296
Deposits of branches held for sale	75,325	44,271	75,325	44,271
Borrowings, including junior subordinated debentures	94,074	117,744	94,074	117,744
Stockholders’ equity	72,480	84,490	72,480	84,490
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.38%	2.05%	2.23%	2.06%
Net interest spread (2)	1.63	1.54	1.56	1.59
Noninterest income to average assets (3)	0.74	0.34	0.48	0.31
Noninterest expense to average assets	3.61	4.10	4.07	4.11
Efficiency ratio (4)	119.04	176.96	154.36	178.40
Loss on average assets (5)	(0.16)	(0.07)	(1.01)	(0.82)
Loss on average equity (6)	(2.41)	(1.00)	(14.77)	(12.12)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.25%	5.86%	4.25%	5.86%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.29	2.84	2.29	2.84
Allowance for loan losses to total loans	3.99	4.60	3.99	4.60
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	93.99	78.58	93.99	78.58
Net recoveries annualized to average loans	(0.06)	(4.11)	(0.15)	(0.80)
Capital ratios:
Total equity to total assets	7.03%	6.90%	7.03%	6.90%
Total risk-based capital ratio	20.15	20.45	20.15	20.45
Tier 1 risk-based capital ratio	13.82	14.97	13.82	14.97
Leverage capital ratio	9.48	9.21	9.48	9.21
Other data:
Number of employees (full-time equivalent) (7)	297	398	297	398
Number of banking facilities	32	41	32	41

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2006 and 2005 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.43% and 2.12% for the quarter ended and 2.29% and 2.55% for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

(7)	Does not include employees of Canron and MICR which are manufacturing companies held for disposal. These companies had full-time equivalent employees of 2 in 2006 and 36 in 2005.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or For the Quarter		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,952	$14,947	$45,336	$45,028
Interest expense	9,975	8,817	28,168	25,833

Net interest income	5,977	6,130	17,168	19,195
Provision for credit losses	(1,079)	(5,238)	(3,364)	(8,281)

Net interest income after provision for credit losses	7,056	11,368	20,532	27,476
Noninterest income	1,536	789	3,358	2,439
Noninterest expense	9,354	12,434	32,537	39,444

Loss from continuing operations before income taxes	(762)	(277)	(8,647)	(9,529)
Income tax expense (benefit)	53	(2,113)	(178)	(2,270)

Net income (loss) from continuing operations	$(815)	$1,836	$(8,469)	$(7,259)

Common Share Data
Basic earnings (loss) per share from continuing operations	$(0.04)	$0.10	$(0.46)	$(0.40)
Diluted earnings (loss) per share from continuing operations	$(0.04)	$0.10	$(0.46)	$(0.40)
Dividends	—	—	—	—
Book value per share	$3.95	$4.61	$3.95	$4.61
Weighted average shares outstanding- basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding- diluted	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets	$1,026,274	$1,213,702	$1,026,274	$1,213,702
Loans	553,713	542,072	553,713	542,072
Allowance for loan losses	(22,109)	(24,948)	(22,109)	(24,948)
Securities	383,622	526,132	383,622	526,132
Deposits	752,154	939,296	752,154	939,296
Deposits of branches held for sale	75,325	44,271	75,325	44,271
Borrowings, including junior subordinated debentures	94,074	117,744	94,074	117,744
Stockholders’ equity	72,480	84,490	72,480	84,490
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.38%	2.05%	2.23%	2.06%
Net interest spread (2)	1.63	1.55	1.56	1.59
Noninterest income to average assets (3)	0.59	0.19	0.42	0.22
Noninterest expense to average assets	3.58	4.01	4.09	4.09
Efficiency ratio (4)	124.50	185.08	158.52	185.37
Income (loss) on average assets (5)	(0.31)	0.59	(1.06)	(0.75)
Income (loss) on average equity (6)	(4.57)	8.58	(15.59)	(11.15)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.25%	5.86%	4.25%	5.86%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.30	2.86	2.30	2.86
Allowance for loan losses to total loans	3.99	4.60	3.99	4.60
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	93.99	78.58	93.99	78.58

	At or For the Quarter		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Net recoveries annualized to average loans	(0.06)	(4.11)	(0.15)	(0.80)
Capital ratios:
Total equity to total assets	7.06%	6.96%	7.06%	6.96%
Total risk-based capital ratio	20.15	20.67	20.15	20.67
Tier 1 risk-based capital ratio	13.82	15.14	13.82	15.14
Leverage capital ratio	9.48	9.21	9.48	9.21
Other data:
Number of employees (full-time equivalent)	297	398	297	398
Number of banking facilities	32	41	32	41

(1)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, the 2006 and 2005 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.43% and 2.12% for the quarter ended and 2.29% and 2.55% for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.
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
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$383,932	$4,658	4.85%	$504,096	$4,543	3.60%
Tax-exempt (1)	3,552	40	4.50	8,650	103	4.76

Total securities	387,484	4,698	4.85	512,746	4,646	3.62
Loans held for sale	56	1	7.08	5,640	80	5.63
Loans(2)(3):
Commercial	52,756	937	7.05	98,139	1,367	5.53
Commercial real estate	418,154	7,775	7.38	431,505	7,434	6.84
Consumer	74,150	1,564	8.37	21,720	357	6.52

Total loans	545,060	10,276	7.48	551,364	9,158	6.59
Federal funds sold	69,059	979	5.62	119,120	1,064	3.54

Total interest-earning assets	1,001,659	15,954	6.33	1,188,870	14,948	5.00
Noninterest-earning assets
Cash and due from banks	22,817			27,879
Premises and equipment	12,389			15,205
Allowance for loan losses	(22,455)			(23,881)
Receivables from sale of stock	(151)			(771)
Accrued interest receivable and other assets	23,038			23,065

Total noninterest-earning assets	35,638			41,497

Total assets	$1,037,297			$1,230,367

Liabilities and Stockholders’ Equity Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$39,756	$103	1.03%	$53,269	$144	1.07%
Money market	192,651	2,095	4.31	203,557	1,312	2.56
Other savings deposits	21,400	54	1.00	32,748	86	1.04
Time deposits(4)	491,686	5,307	4.28	619,934	5,248	3.36

Total interest-bearing deposits	745,493	7,559	4.02	909,508	6,790	2.96
Borrowings-short-term	32,767	404	4.89	35,663	288	3.20
Borrowings-long-term (4)	2,913	37	5.04	7,250	92	5.03
Junior subordinated debentures	61,857	1,975	12.77	61,857	1,645	10.64

Total borrowed funds	97,537	2,416	9.89	104,770	2,025	7.72

Total interest-bearing liabilities	843,030	9,975	4.70	1,014,278	8,815	3.46
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	91,208			108,913
Accrued interest and other liabilities	32,346			22,231

Total noninterest- bearing liabilities	123,554			131,144

Total liabilities	966,584			1,145,422
Stockholders’ equity	70,713			84,945

Total liabilities and stockholders’ equity	$1,037,297			$1,230,367

Net interest income and net interest rate spread (1)(5)		$5,979	1.63%		$6,133	1.54%

Net interest-earning assets	$158,629			$174,592

Net interest margin (1)(6)			2.38%			2.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.17

(1)	In the future, CIB Marine may not realize all the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.43% and 2.12%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.2 million for both quarters ended September 30, 2006 and 2005.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Nine Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$422,031	$14,161	4.47%	$464,133	$11,649	3.35%
Tax-exempt (1)	3,834	129	4.49	12,397	451	4.85

Total securities	425,865	14,290	4.47	476,530	12,100	3.39
Loans held for sale	19	1	7.04	2,375	111	6.25
Loans (2)(3):
Commercial	57,800	2,926	6.77	127,354	5,376	5.64
Commercial real estate	417,683	22,386	7.17	467,361	23,027	6.59
Consumer	43,575	2,534	7.77	23,007	1,133	6.58

Total loans	519,058	27,846	7.17	617,722	29,536	6.39
Federal funds sold	81,385	3,203	5.26	146,928	3,310	3.01

Total interest-earning assets	1,026,327	45,340	5.90	1,243,555	45,057	4.84
Noninterest-earning assets
Cash and due from banks	23,483			29,173
Premises and equipment	12,972			15,172
Allowance for loan losses	(23,407)			(26,982)
Receivables from sale of stock	(184)			(887)
Accrued interest receivable and other assets	24,140			28,550

Total noninterest-earning assets	37,004			45,026

Total assets	$1,063,331			$1,288,581

Liabilities and Stockholders’ Equity Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$44,580	$334	1.00%	$57,110	$503	1.18%
Money market	197,894	5,821	3.93	211,186	3,614	2.29
Other savings deposits	23,287	175	1.00	37,569	336	1.20
Time deposits (4)	511,120	15,177	3.97	666,505	15,816	3.17

Total interest-bearing deposits	776,881	21,507	3.70	972,370	20,269	2.79
Borrowings-short-term	22,516	728	4.32	21,350	463	2.90
Borrowings-long-term (4)	5,788	219	5.06	7,250	274	5.05
Junior subordinated debentures	61,857	5,714	12.32	61,857	4,854	10.46

Total borrowed funds	90,161	6,661	9.85	90,457	5,591	8.24

Total interest-bearing liabilities	867,042	28,168	4.34	1,062,827	25,860	3.25
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	93,544			114,771
Accrued interest and other liabilities	30,092			23,903

Total noninterest- bearing liabilities	123,636			138,674

Total liabilities	990,678			1,201,501
Stockholders’ equity	72,653			87,080

Total liabilities and stockholders’ equity	$1,063,331			$1,288,581

Net interest income and net interest rate spread (1)(5)		$17,172	1.56%		$19,197	1.59%

Net interest-earning assets	$159,285			$180,728

Net interest margin (1)(6)			2.23%			2.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.29% and 2.55%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.4 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(6)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Reconciliation of net interest income

	Quarter ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest income reported in margin table (1)	$15,954	$14,948	$45,340	$45,057
Interest income included in discontinued operations	(2)	(1)	(4)	(29)

Interest income as reported in consolidated statement of operations	15,952	14,947	45,336	45,028

Interest expense reported in margin table	9,975	8,815	28,168	25,860
Interest expense included in discontinued operations	—	2	—	(27)

Interest expense as reported in consolidated statement of operations	9,975	8,817	28,168	25,833

Net interest income reported in margin table(1)	5,979	6,133	17,172	19,197
Net discontinued operations	(2)	(3)	(4)	(2)

Net interest income, net of adjustments reported in consolidated statement of operations	$5,977	$6,130	$17,168	$19,195

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$383,932	$4,658	4.85%	$504,096	$4,543	3.60%
Tax-exempt (1)	3,552	40	4.50	8,650	103	4.76

Total securities	387,484	4,698	4.85	512,746	4,646	3.62
Loans held for sale	56	1	7.08	5,640	80	5.63
Loans(2)(3):
Commercial	52,756	935	7.03	98,139	1,366	5.52
Commercial real estate	418,154	7,775	7.38	431,505	7,434	6.84
Consumer	74,150	1,564	8.37	21,720	357	6.52

Total loans	545,060	10,274	7.48	551,364	9,157	6.59
Federal funds sold	69,059	979	5.62	119,120	1,064	3.54

Total interest-earning assets	1,001,659	15,952	6.33	1,188,870	14,947	5.00
Noninterest-earning assets
Cash and due from banks	22,817			27,879
Premises and equipment(4)	12,389			15,205
Allowance for loan losses	(22,455)			(23,881)
Receivables from sale of stock	(151)			(771)
Accrued interest receivable and other assets	23,038			23,065

Total noninterest-earning assets	35,638			41,497

Total assets of continuing operations	1,037,297			1,230,367
Assets of companies held for disposal	—			—

Total assets	$1,037,297			$1,230,367

Liabilities and Stockholders’ Equity Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$39,756	$103	1.03%	$53,269	$144	1.07%
Money market	192,651	2,095	4.31	203,557	1,312	2.56
Other savings deposits	21,400	54	1.00	32,748	86	1.04
Time deposits (5)	491,686	5,307	4.28	619,934	5,248	3.36

Total interest-bearing deposits(4)	745,493	7,559	4.02	909,508	6,790	2.96
Borrowings-short-term	32,767	404	4.89	35,663	289	3.22
Borrowings-long-term (5)	2,913	37	5.04	7,250	92	5.03
Junior subordinated debentures	61,857	1,975	12.77	61,857	1,646	10.64

Total borrowed funds	97,537	2,416	9.89	104,770	2,027	7.73

Total interest-bearing liabilities	843,030	9,975	4.70	1,014,278	8,817	3.45
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(4)	91,208			108,913
Accrued interest and other liabilities	32,346			22,231

Total noninterest- bearing liabilities	123,554			131,144

Total liabilities of continuing operations	966,584			1,145,422
Liabilities of companies held for disposal	—			—

Total liabilities	996,584			1,145,422
Stockholders’ equity	70,713			84,945

Total liabilities and stockholders’ equity	$1,037,297			$1,230,367

Net interest income and net interest rate spread(1)(6)		$5,977	1.63%		$6,130	1.55%

Net interest-earning assets	$158,629			$174,592

Net interest margin (1)(7)			2.38%			2.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.43% and 2.12%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.2 million for both quarters ended September 30, 2006 and 2005.

(4)	Includes fixed assets and deposits of branches held for sale or sold during 2006.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Nine Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities:
Taxable	$422,031	$14,161	4.47%	$464,133	$11,649	3.35%
Tax-exempt (1)	3,834	129	4.49	12,397	451	4.85

Total securities	425,865	14,290	4.47	476,530	12,100	3.39
Loans held for sale	19	1	7.04	1,966	83	5.64
Loans(2)(3):
Commercial	57,800	2,922	6.76	127,354	5,375	5.64
Commercial real estate	417,683	22,386	7.17	467,361	23,027	6.59
Consumer	43,575	2,534	7.77	23,007	1,133	6.58

Total loans	519,058	27,842	7.17	617,722	29,535	6.39
Federal funds sold	81,385	3,203	5.26	146,928	3,310	3.01

Total interest-earning assets	1,026,327	45,336	5.90	1,243,146	45,028	4.84
Noninterest-earning assets
Cash and due from banks	23,483			29,173
Premises and equipment(4)	12,972			15,172
Allowance for loan losses	(23,407)			(26,982)
Receivables from sale of stock	(184)			(887)
Accrued interest receivable and other assets	24,140			28,550

Total noninterest-earning assets	37,004			45,026

Total assets of continuing operations	1,063,331			1,288,172
Assets of companies held for disposal	—			409

Total assets	$1,063,331			$1,288,581

Liabilities and Stockholders’ Equity Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$44,580	$334	1.00%	$57,110	$503	1.18%
Money market	197,894	5,821	3.93	211,186	3,614	2.29
Other savings deposits	23,287	175	1.00	37,569	336	1.20
Time deposits(5)	511,120	15,177	3.97	666,505	15,816	3.17

Total interest-bearing deposits(4)	776,881	21,507	3.70	972,370	20,269	2.79
Borrowings-short-term	22,516	728	4.32	20,941	436	2.78
Borrowings-long-term (5)	5,788	219	5.06	7,250	274	5.05
Junior subordinated debentures	61,857	5,714	12.32	61,857	4,854	10.46

Total borrowed funds	90,161	6,661	9.85	90,048	5,564	8.24

Total interest-bearing liabilities	867,042	28,168	4.34	1,062,418	25,833	3.25
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(4)	93,544			114,771
Accrued interest and other liabilities	30,092			23,903

Total noninterest-bearing liabilities	123,636			138,674

Total liabilities of continuing operations	990,678			1,201,092
Liabilities of companies held for disposal	—			409

Total liabilities	990,678			1,201,501
Stockholders’ equity	72,653			87,080

Total liabilities and stockholders’ equity	$1,063,331			$1,288,581

Net interest income and net interest rate spread(1)(6)		$17,168	1.56%		$19,195	1.59%

Net interest-earning assets	$159,285			$180,728

Net interest margin (1)(7)			2.23%			2.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.17

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis. If 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.29% and 2.55%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.4 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

(4)	Includes fixed assets and deposits of branches held for sale or sold during 2006.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

     Net interest income decreased $0.2 million, or 2.5%, from $6.1 million for the third quarter of 2005 to $6.0 million for the third quarter of 2006. Net interest income decreased $2.0 million, or 10.6%, from $19.2 million for the nine months ended September 30, 2005 to $17.2 million for the nine months ended September 30, 2006. The decrease in net interest income was primarily volume driven as the average balance of interest-earning assets declined at a faster rate than the average balance of interest-bearing liabilities and a change in the mix of interest-earning assets. Average interest-earning assets decreased $187.2 million and $216.8 million, respectively, for the quarter and nine months ended September 30, 2006 compared to the same periods in 2005 while average interest-bearing liabilities declined $171.2 million and $195.4 million, respectively.
     Total interest income increased $1.0 million, or 6.7%, from $14.9 million in the third quarter of 2005 to $16.0 million in the third quarter of 2006. The increase was driven by a 133 basis increase on interest-earning assets, due primarily to the rising rate environment, offset by a $187.2 million decrease in the average balance of interest-earning assets. The largest increase was in interest income on loans which increased by $1.1 million, or 12.2%, from $9.2 million during the third quarter of 2005 to $10.3 million during the same period in 2006. The increase in loan interest income was primarily due to a 89 basis point increase in average yield resulting from the rising rate environment and the purchase during the second quarter of 2006 of a $47.8 million fixed rate second lien home equity pool purchase with a weighted average yield of 9.5%.
     Total interest income increased $0.3 million, or 0.7%, from $45.0 million for the nine months ended September 30, 2005 to $45.3 million for the nine months ended September 30, 2006. The increase was due to a 106 basis point increase in the average yield of interest-earning assets, partially offset by a $216.8 million decrease in the average balance of these assets. Interest income on securities increased $2.2 million due to a 108 basis point increase in the average yield partly resulting from reinvesting the funds of lower yielding matured securities during a rising rate environment. The effect of the increased yield in securities was partially offset by a $50.7 million decrease in the average balance of securities resulting from lower investing by CIB Marine to fund the decline in deposits. Interest income on loans declined $1.7 million due to a $98.7 million decrease in the average balance of loans outstanding, partially offset by a 78 basis point increase in the average yield on loans. The decrease in the average loans balance was due to a $119.2 million decrease in commercial and commercial real estate loans due to the market conditions and limited lending personnel partially offset by a $20.5 million increase in the average consumer loans outstanding. The increase in consumer loans resulted from the second quarter of 2006 purchase of a $47.8 million fixed rate second lien home equity pool.
     Total interest expense increased $1.2 million, or 13.1%, from $8.8 million in the third quarter of 2005 to $10.0 million in the third quarter of 2006. This increase resulted from a 125 basis point increase in the average yield on interest-bearing liabilities, partially offset by a $171.2 million decrease in the average balance of interest-bearing liabilities. The increase in the average yield resulted from the rising interest rate environment and the compounding effect of the deferred interest payments on the junior subordinated debentures. Interest expense on deposits, the largest component of interest expense, increased $0.8 million, or 11.3% due to a 106 basis point increase in the average yield, partially offset by a $164.0 decrease in the average balance of interest-bearing deposits resulting from branch sales, loss of deposit relationships associated with decreased commercial loans and less competitive pricing by CIB Marine. Interest expense on borrowings for the third quarter of 2006 compared to the same period in 2005 increased $0.4 million primarily due to a higher yield in a rising interest rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures.
     For the nine-month period ended September 30, 2006, total interest expense increased $2.3 million, or 9.0%, from $25.8 million for the nine months ended September 30, 2005 to $28.2 million in 2006. This increase was primarily the result of a 109 basis point increase in the average yield of interest-bearing liabilities, partially offset by a $195.4 million decrease in the average balance of these liabilities. Interest expense on deposits, the largest component of interest expense, increased $1.2 million due to a 91 basis point increase in the yield resulting from the rising rate environment. The effect of the increased yield on deposits was partially offset by a $195.5 million decrease in the average balance of the interest-bearing deposits due to the sale of branches and less competitive pricing by CIB Marine. Interest expense on borrowings increased $1.1 million primarily due to higher yields in a rising interest rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures.
     CIB Marine’s net interest spread increased 8 basis points from 1.55% for the third quarter of 2005 to 1.63% for the third quarter of 2006. The net interest spread for the nine months ended September 30, 2006 compared to the same period in 2005 declined by 3 basis points. The net interest margin increased 33 basis points from 2.05% for the third quarter of 2005 to 2.38% for the third quarter of 2006 and increased by 17 basis points from 2.06% for the nine months ended September 30, 2005 to 2.23% for the nine months ended September 30, 2006. The increase in the net interest margin was primarily due to rising yields in assets relative to rising yields in liabilities.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid:
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Quarter Ended September 30, 2006 Compared to				Nine Months Ended September 30, 2006 Compared to
	Quarter Ended September 30, 2005(2)				Nine Months Ended September 30, 2005 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(1,236)	$1,351	$115	2.53%	$(1,134)	$3,646	$2,512	21.56%
Securities-tax-exempt (1)	(57)	(6)	(63)	(61.17)	(290)	(32)	(322)	(71.40)

Total securities	(1,293)	1,345	52	1.12	(1,424)	3,614	2,190	18.10
Loans held for sale	(95)	16	(79)	(98.75)	(122)	12	(110)	(99.10)
Commercial	(741)	311	(430)	(31.46)	(3,365)	915	(2,450)	(45.57)
Commercial real estate	(235)	576	341	4.59	(2,566)	1,925	(641)	(2.78)
Consumer	1,080	127	1,207	338.10	1,165	236	1,401	123.65

Total loans (including fees)	104	1,014	1,118	12.21	(4,766)	3,076	(1,690)	(5.72)
Federal funds sold	(557)	472	(85)	(7.99)	(1,889)	1,782	(107)	(3.23)

Total interest income (1)	(1,841)	2,847	1,006	6.73	(8,201)	8,484	283	0.63
Interest Expense
Interest-bearing demand deposits	(36)	(5)	(41)	(28.47)	(100)	(69)	(169)	(33.60)
Money market	(74)	857	783	59.68	(240)	2,447	2,207	61.07
Other savings deposits	(29)	(3)	(32)	(37.21)	(113)	(48)	(161)	(47.92)
Time deposits	(1,213)	1,272	59	1.12	(4,133)	3,494	(639)	(4.04)

Total deposits	(1,352)	2,121	769	11.33	(4,586)	5,824	1,238	6.11
Borrowings-short-term	(26)	142	116	40.28	27	238	265	57.24
Borrowings-long-term	(55)	—	(55)	(59.78)	(55)	—	(55)	(20.07)
Junior subordinated debentures	—	330	330	20.06	—	860	860	17.72

Total borrowed funds	(81)	472	391	19.31	(28)	1,098	1,070	19.14

Total interest expense	(1,433)	2,593	1,160	13.16	(4,614)	6,922	2,308	8.92

Net interest income (1)	$(408)	$254	$(154)	(2.51)%	$(3,587)	$1,562	$(2,025)	(10.55)%

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Quarter Ended September 30, 2006 Compared to				Nine Months Ended September 30, 2006 Compared to
	Quarter Ended September 30, 2005(2)				Nine Months Ended September 30, 2005 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(1,235)	$1,350	$115	2.53%	$(1,134)	$3,646	$2,512	21.56%
Securities-tax-exempt (1)	(57)	(6)	(63)	(61.17)	(290)	(32)	(322)	(71.40)

Total securities	(1,292)	1,344	52	1.12	(1,424)	3,614	2,190	18.10
Loans held for sale	(79)	—	(79)	(98.75)	(82)	—	(82)	(98.80)
Commercial	(740)	309	(431)	(31.55)	(3,361)	908	(2,453)	(45.64)
Commercial real estate	(235)	576	341	4.59	(2,565)	1,924	(641)	(2.78)
Consumer	1,080	127	1,207	338.10	1,165	236	1,401	123.65

Total loans (including fees)	105	1,012	1,117	12.20	(4,761)	3,068	(1,693)	(5.73)
Federal funds sold	(557)	472	(85)	(7.99)	(1,890)	1,783	(107)	(3.23)

Total interest income (1)	(1,823)	2,828	1,005	6.72	(8,157)	8,465	308	0.68
Interest Expense
Interest-bearing demand deposits	(36)	(5)	(41)	(28.47)	(100)	(69)	(169)	(33.60)
Money market	(74)	857	783	59.68	(240)	2,447	2,207	61.07
Other savings deposits	(29)	(3)	(32)	(37.21)	(113)	(48)	(161)	(47.92)
Time deposits	(1,213)	1,272	59	1.12	(4,133)	3,494	(639)	(4.04)

Total deposits	(1,352)	2,121	769	11.33	(4,586)	5,824	1,238	6.11
Borrowings-short-term	(25)	139	114	39.31	35	257	292	66.97
Borrowings-long-term	(55)	—	(55)	(59.78)	(55)	—	(55)	(20.07)
Junior subordinated debentures	—	330	330	20.06	—	860	860	17.72

Total borrowed funds	(80)	469	389	19.19	(20)	1,117	1,097	19.72

Total interest expense	(1,432)	2,590	1,158	13.13	(4,606)	6,941	2,335	9.04

Net interest income (1)	$(391)	$238	$(153)	(2.50)%	$(3,551)	$1,524	$(2,027)	(10.56)%

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2006 and 2005 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a negative $1.1 million for the third quarter of 2006, compared to a negative $5.2 million for the same period of 2005. For the nine-month period ended September 30, 2006, the provision for credit losses was a negative $3.4 million, compared to a negative $8.3 million for the same period of 2005. The change in the provision was primarily due to greater recoveries during 2005 compared to 2006 and an increase in the loan portfolio at September 30, 2006 compared to September 30, 2005.
Noninterest Income
     The following table presents the significant components of noninterest income:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Loan fees	$17	$112	$136	$334
Deposit service charges	256	302	797	870
Other service fees	48	53	156	581
Other income	121	121	248	299
Net gain on sale of assets	1,094	—	2,021	—
Gain on sale of investment securities, net	—	201	—	355

	$1,536	$789	$3,358	$2,439

     Noninterest income increased $0.7 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The increase was due to a $1.1 million net gain on the sale of the deposits and property and equipment of two branches during the third quarter of 2006 partially offset by a $0.2 million gain on sale of securities during the third quarter of 2005 compared to none in 2006. Noninterest income increased $0.9 million for the nine months ended September 30, 2006 compared to September 30, 2005. The increase was due to a $2.0 million net gain on the sale of the deposits and property and equipment of four branches during the nine months ended September 30, 2006 partially offset by a $0.4 million gain on sale of securities during the nine months ended September 30, 2005 compared to none in 2006. Additionally, other service fees for 2005 were $0.4 million greater than 2006 due to processing fees CIB Marine received from CIB-Chicago subsequent to its sale of CIB-Chicago to a nonaffiliated bank.
Noninterest Expense
     The following table presents the significant components of noninterest expense:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Compensation and employee benefits	$5,005	$6,528	$16,108	$20,191
Equipment	764	1,044	2,580	3,008
Occupancy and premises	798	887	2,502	2,833
Professional services	1,079	767	2,951	2,595
Impairment loss on investment securities	—	191	1,134	1,353
Write down and losses on assets	—	426	—	2,124
Other expense:
Payroll and other processing charges	26	34	75	95
Correspondent bank charges	66	72	198	202
Advertising/marketing	181	336	507	843
Communications	345	331	1,033	993
Supplies and printing	91	164	273	461
Shipping and handling	120	182	398	556
Collection expense	2	100	22	221
FDIC and state assessments	330	401	990	1,415
Recording and filing fees	29	56	133	151
Foreclosed property	(2)	32	6	35
Other expense	520	883	3,627	2,368

Total other expense	1,708	2,591	7,262	7,340

Total noninterest expense	$9,354	$12,434	$32,537	$39,444

     Total noninterest expense decreased $3.1 million, or 24.8%, during the third quarter of 2005 compared to the third quarter of 2006. The decrease was primarily the result of the following:
•	Compensation and employee benefits expense decreased $1.5 million, or 23.3%, from $6.5 million for the third quarter of 2005, to $5.0 million for the third quarter of 2006. The decrease is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004, which included a reduction in force program, restrictions on hiring and tight expense controls. Additionally, in the fourth quarter of 2005, CIB Marine closed three branches and sold one, and in the first nine months of 2006, CIB Marine sold four branches and closed one.

•	Write down and losses on assets decreased $0.4 million. During the third quarter of 2005, CIB Marine recognized $0.4 million in write down and losses on assets, mainly due to a $0.2 million loss on the sale of loans and $0.2 million loss on the sale of foreclosed property

•	Impairment loss on investment securities decreased $0.2 million. During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at September 30, 2005. Accordingly, CIB Marine realized a $0.2 million other-than-temporary loss on these certain securities during the third quarter of 2005. There were no impairment losses on securities during the third quarter of 2006.
     Total noninterest expense decreased $6.9 million, or 17.5%, from $39.4 million for the nine months ended September 30, 2005 to $32.5 million for the nine months ended September 30, 2006. The decrease was primarily due to the following:
•	Compensation and employee benefits expense decreased $4.1 million, or 20.2%, from $20.2 million for the nine months ended September 30, 2005, to $16.1 million for the same period in 2006. The decrease is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004 and the sales and closings of certain branches during the last quarter of 2005 and the first nine months of 2006.
•	Net write down and losses on assets decreased $2.1 million. During the nine months ended September 30, 2005, CIB Marine recognized $2.1 million in write down and losses on assets. The majority of such losses for the nine months ended September 30, 2005 related to a $1.7 million loss on a limited number of commercial real estate and commercial construction loans offered for sale during the second quarter of 2005 as part of a loan work-out strategy and sold during the third quarter of 2005.
•	Impairment loss on securities decreased $0.2 million. During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at September 30, 2006 and 2005. Accordingly, CIB Marine realized a $1.1 million and a $1.3 million other-than-temporary loss on these certain securities during the first nine months of 2006 and 2005, respectively.
•	Other noninterest expense decreased $0.1 million from $7.4 million during 2005 to $7.3 million during 2006. Included in noninterest expense is a $1.8 million contingent liability expense related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation. Offsetting the 2006 settlement expense is a combined $0.7 million decrease in advertising, supplies, shipping and handling due to management initiatives and closing/sale of branches; a $0.4 million decrease in FDIC and state assessments; a $0.2 million decrease in collection expense; and a $0.5 million decrease in other expenses.
Income Taxes
     CIB Marine records a provision for income taxes currently payable, along with a provision for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. CIB Marine is currently under audit by the Illinois Department of Revenue (“IDR”) relative to its investment in an Illinois REIT. The REIT was formed as a subsidiary of a former Illinois subsidiary that was sold in 2004. Although CIB Marine believes it has both statutory authority and sound business purposes for establishing the REIT, the IDR audit has caused it to re-examine its Illinois tax exposure. Consequently CIB Marine charged its 2005 discontinued operations in the amount of $1.9 million to recognize its exposure and that liability remains at September 30, 2006.

     Additionally, in 2005 Canron had a net reduction in prior year exposure items of $0.4 million related to certain individually insignificant items.
Financial Condition
Overview
     During the first nine months of 2006, CIB Marine continued its focus on improving its credit quality and financial condition. In addition, CIB Marine allocated increased resources to business development as part of its strategic focus and sold or closed certain of its subsidiary bank branches. At September 30, 2006, CIB Marine had for sale the deposits and property and equipment of four branches. Two of the branches were located in Illinois and two in Wisconsin. At September 30, 2006, CIB Marine had total assets of $1.0 billion, a $107.7 million or 9.5% decrease, from $1.1 billion at December 31, 2005. The majority of the asset decrease occurred in investment securities which decreased by $109.8 million mainly in response to the decline in overall deposits resulting from branch sales and a less aggressive pricing strategy by CIB Marine. This decrease was partially offset by a $40.9 million increase in net loans driven by an increase in home equity loans and a $23.7 million increase in commercial real estate construction loans. Home equity loans increased $49.4 million, primarily due to the purchase of a $47.8 million pool of fixed rate second lien home equity loans in the second quarter of 2006, while commercial and commercial real estate loans decreased $32.2 million resulting from market conditions and limited lending personnel.
Securities
     Total securities at September 30, 2006 decreased $109.8 million, or 22.3%, compared to total securities at December 31, 2005. The ratio of total securities to total assets was 37.2% at September 30, 2006, compared to 43.3% at December 31, 2005. The decrease was due to CIB Marine’s liquidity risk management strategies in response to reduced deposits resulting from branch sales and less competitive pricing by CIB Marine.
     The net unrealized loss on available for sale securities was $2.3 million at September 30, 2006, compared to $3.4 million at December 31, 2005.
     As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowing. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $9.7 million during the first nine months of 2006. In September, 2007, the FHLB Chicago notified its members that it had received a draft consent cease and desist order from its regulator which could impact CIB Marine’s ability to sell its remaining voluntary stock investment in FHLB Chicago. The draft cease and desist order the FHLB Chicago received includes a prohibition of capital stock repurchase and redemptions by the FHLB-Chicago from its members unless otherwise approved by its regulators. See the subsequent events discussion for further information on the draft of the consent cease and desist order the FHLB Chicago received. As of September 30, 2006, CIB Marine had $16.1 million in FHLB Chicago stock, of which $0.9 million was categorized as required
Loans
     Loans, net of the allowance for loan losses, represented 51.6% and 43.1% of CIB Marine’s total assets at September 30, 2006 and December 31, 2005, respectively. Net loans increased $40.9 million from $490.7 million at December 31, 2005 to $531.6 million at September 30, 2006. The majority of the increase was due to the purchase of a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of

39% and FICO score of 713. Additionally, commercial real estate construction loans increased a total of $23.7 million while commercial and commercial real estate decreased by a combined total of $32.2 million.
Credit Concentrations
     At September 30, 2006, CIB Marine had no secured borrowing relationships to one borrower or a related group of borrowers that exceeded 25.0% of stockholders’ equity. At December 31, 2005, CIB Marine had one borrowing relationship that exceeded 25% of stockholders equity. At December 31, 2005, the total outstanding commitments on the one borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, were 25.1% of equity and 3.9% of total loans. The principal drawn and outstanding on this one relationship at December 31, 2005 was $12.6 million. At September 30, 2006, the total outstanding commitments on the December 31, 2005 borrowing relationship were 17.0% of equity and the principal drawn and outstanding was paid down to $2.3 million.
     At September 30, 2006, CIB Marine also had credit relationships within seven industries or industry groups that exceeded 25% of its stockholders’ equity:

	September 30, 2006			December 31, 2005
			% of			% of
	Outstanding	% of	Stockholders’	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$150.2	27%	207%	$181.8	35%	230%
Residential Real Estate Developers	106.9	19	148	73.2	14	93
Motel and Hotel	49.5	9	68	50.4	10	64
Nursing/Convalescent Home	30.8	6	43	35.4	7	45
Health Care Facilities	21.4	4	30	22.9	4	29
Retail Trade	24.2	4	33	25.4	5	32
Manufacturing	18.2	3	25	24.6	5	31
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At September 30, 2006 the allowance for loan losses was $22.1 million, or 4.0% of total loans, compared to $24.9 million, or 4.8% of total loans at December 31, 2005. The decrease in the allowance was primarily due to the improved credit quality of the portfolio and the change in the mix of the portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the third quarter of 2006 were $3 thousand, while recoveries were $0.1 million, compared to $0.4 million and $6.1 million, respectively, for the same period of 2005. During the first nine months, total charge-offs for 2006 and 2005 were $0.3 million and $3.8 million, respectively, while total recoveries were $0.9 million and $7.5 million, respectively.
     The ratio of the allowance to nonaccrual, restructured and loans 90 days or more past due and still accruing, was 94.0% at September 30, 2006 compared to 59.1% at December 31, 2005. The increase in this ratio was due to a decline in the amount of individual loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at September 30, 2006 compared to December 31, 2005. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.
     The following table summarizes changes in the allowance for loan losses:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$23,104	$24,470	$24,882	$29,551
Loans charged-off
Commercial	(1)	(400)	(62)	(1,362)
Commercial real estate	—	—	(192)	(1,944)
Commercial real estate construction	—	—	—	(479)
Residential real estate	—	—	—	(49)
Consumer	(2)	(2)	(7)	(11)

Total loans charged-off	(3)	(402)	(261)	(3,845)
Recoveries of loans charged-off
Commercial	83	4,701	596	5,789
Commercial real estate	—	1,415	244	1,701
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	—	23
Consumer	3	2	12	10

Total loan recoveries	86	6,118	852	7,523

Net loans recovered	83	5,716	591	3,678
Provision for loan losses	(1,079)	(5,238)	(3,364)	(8,281)

Ending balance	$22,109	$24,948	$22,109	$24,948

Total loans:
Total company	$553,815	$542,072	$553,815	$542,072
Loans in assets of companies held for disposal	(102)	—	(102)	—

Total loans	$553,713	$542,072	$553,713	$542,072

Average total loans	545,060	551,364	519,058	617,722
Ratios
Allowance for loan losses to total loans	3.99%	4.60%	3.99%	4.60%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	93.99	78.58	93.99	78.58
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(0.62)	(17.39)	(1.24)	(4.65)
Commercial real estate	—	(1.30)	(0.02)	0.21
Consumer	(0.01)	—	(0.02)	0.16
Total loans	(0.06)	(4.11)	(0.15)	(0.80)
Ratio of recoveries to loans charged-off	2,866.67	1,521.89	326.44	195.66
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
     The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$4,136	$6,426	$6,860
Commercial real estate	16,524	21,148	21,087
Commercial real estate construction	242	1,149	1,163
Residential real estate	429	379	336
Home equity	—	—	—
Consumer	1	3	2

Total nonaccrual loans	21,331	29,105	29,448
Foreclosed properties	104	2,931	2,984
Restructured loans	—	1,486	1,499

Total nonperforming assets	21,435	33,522	33,931
Foreclosed properties included in assets of companies held for disposal	—	—	(12)

Total nonperforming assets, excluding assets of companies held for disposal	$21,435	$33,522	$33,919

Loans 90 Days or More Past Due and Still Accruing
Commercial	$687	$589	$363
Commercial real estate	1,399	2,962	439
Commercial real estate construction	—	7,991	—
Residential real estate	106	—	—
Home equity	—	—	—
Consumer	—	—	—

Loans 90 days or more past due and still accruing	2,192	11,542	802
Allowance for loan losses	$22,109	$24,882	$24,948
Total loans:
Total company	$553,815	$515,544	$542,072
Loans included in assets of companies held for disposal	(102)	—	—

Total loans	$553,713	$515,544	$542,072

Total Assets:
Total company	$1,030,719	$1,138,428	$1,224,978
Assets of companies held for disposal (1)	(4,445)	(5,913)	(11,276)

Net	$1,026,274	$1,132,515	$1,213,702

Ratios: Total Company-Continuing and Discontinued Operations:
Nonaccrual loans to total loans	3.85%	5.65%	5.43%
Foreclosed properties to total assets	0.01	0.26	0.24
Nonperforming assets to total assets	2.08	2.94	2.77
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.25	8.17	5.86
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.29	3.96	2.84
Ratios: Continuing Operations only (excludes assets of companies held for disposal):
Nonaccrual loans to total loans	3.85%	5.65%	5.43%
Foreclosed properties to total assets	0.01	0.26	0.24
Nonperforming assets to total assets	2.09	2.96	2.79
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.25	8.17	5.86
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.30	3.98	2.86
     Nonaccrual loans decreased $7.8 million, or 26.7%, from $29.1 million at December 31, 2005 to $21.3 million at September 30, 2006 primarily due to payments during the first nine months of 2006. The ratio of nonaccrual loans to total loans was 3.85% at September 30, 2006 and 5.65% at December 31, 2005.
     At September 30, 2006, CIB Marine had six borrowing relationships (loans to one borrower or a group of borrowers) that accounted for $17.7 million, or 82.5%, of nonaccrual loans as of September 30, 2006 and consisted of the following:
•	Commercial real estate loans to a borrower totaling $10.8 million secured by first mortgages on two commercial properties. At September 30, 2006, specific reserves of $5.3 million were allocated to this borrowing relationship.

•	Commercial real estate loans totaling $2.0 million to a borrower secured by first mortgages on three commercial warehouse properties. As of September 30, 2006, no specific reserves were allocated to this relationship.

•	Commercial and commercial real estate loans totaling $2.0 million to related borrowers secured by business assets and first mortgages on three commercial properties. At September 30, 2006, specific reserves of $0.9 million were allocated to this relationship.

•	Commercial and commercial real estate loans totaling $1.1 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties. As of September 30, 2006, no specific reserves were allocated to this relationship.

•	Commercial real estate loans to related borrowers in the total amount of $0.9 million and secured by a first mortgage on commercial property. As of September 30, 2006, no specific reserves were allocated to this relationship.

•	Commercial loan in the amount of $0.8 million to a borrower secured by a junior mortgage on residential property. At September 30, 2006, $0.8 million in specific reserves were assigned to this relationship.
     While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.
     Foreclosed properties were $0.1 million at September 30, 2006 and consisted of two properties compared to $2.9 million at December 31, 2005 and five properties. All foreclosed properties were held for sale. During the first nine months of 2006, CIB Marine acquired one property and sold four foreclosed properties which had a combined carrying value of $2.8 million at December 31, 2005. CIB Marine recognized a $0.3 million net loss on the sale of these four properties. This loss was partially offset by a $0.4 million recovery during the first quarter of 2006 resulting from settlement of litigation on a property sold in 2003. At September 30, 2006, one property with a carrying value of $0.1 million accounted for the majority of the balance of foreclosed properties and consisted of an industrial office/warehouse property located in Illinois that was acquired in the third quarter of 2005.
     There were no restructured loans at December 31, 2006. At December 31, 2005, there was one restructured commercial real estate loan with a balance of $1.5 million. This loan matured in the first quarter of 2006 and at September 30, 2006, it was classified as 90 days or more past due and still accruing interest.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $2.2 million in loans that were 90 days or more past due and still accruing at September 30, 2006 compared to $11.5 million at December 31, 2005. The decrease in loans classified as 90 days or more past due and still accruing at September 30, 2006 compared to December 31, 2005 was primarily due to payoffs and loans being brought current. One borrowing relationship within this category had a balance in excess of $1.0 million and accounted for $1.4 million or 63.8% of the total loans 90 days or more past due and still accruing at September 30, 2006. The loan in this borrowing relationship was secured by a first mortgage on a commercial building.
     The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.30% at September 30, 2006, compared to 3.98% at December 31, 2005.
     A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $7.9 million from $28.9 million at December 31, 2005 to $21.0 million at September 30, 2006. The decrease in impaired loans was primarily due to payments. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.
     The following table sets forth information regarding impaired loans:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in thousands)
Impaired loans without a specific allowance	$6,120	$10,511	$10,623
Impaired loans with a specific allowance	14,840	18,349	18,629

Total impaired loans	20,961	28,860	29,252
Specific allowance related to impaired loans	$7,785	$8,562	$8,630
Companies Held For Disposal
     At both September 30, 2006 and December 31, 2005, assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR, MSI and a $1.9 million tax exposure liability related to a subsidiary sold in 2004. MICR and Canron were acquired in full or partial satisfaction of loans. Net income or loss from these companies is included in net income or loss from discontinued operations.
     Assets and liabilities of companies held for disposal

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$3,442	$5,165
MICR (1)	296	595
MSI	780	806
Other (2)	(73)	(653)

Total assets of companies held for disposal	$4,445	$5,913

Liabilities of companies held for disposal:
CIB Construction (1)	$4,800	$5,161
MICR (1)	297	491
MSI	702	1,901
Other (2)	1,490	763

Total liabilities of companies held for disposal	$7,289	$8,316

(1)	Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

(2)	Includes mortgage banking assets/liabilities held by affiliates, tax liability in subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     CIB Construction (includes Canron)
     During the first nine months of 2006, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During the nine months ended September 30, 2006 and 2005 CIB Marine recognized a $0.4 million and $2.7 million, respectively, recovery of impairment losses recognized in prior periods. The recovery is included in discontinued operations on the consolidated statement of operations.
     The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$50	$626
Accounts receivable	551	1,572
Other assets	2,841	2,967

Total assets	$3,442	$5,165

Liabilities and stockholder’s equity:
Income tax payable	$3,022	$3,106
Other liabilities	1,778	2,055

Total liabilities	4,800	5,161
Stockholder’s equity	(1,358)	4

Total liabilities and stockholder’s equity	$3,442	$5,165

     MICR
     During the first nine months of 2006, CIB Marine continued to wind down the business affairs of MICR. The operations and substantially all the assets of MICR were sold in the fourth quarter of 2005, and the company’s name was changed to Everett Tech, Inc.
     The following table summarizes the composition of MICR’s balance sheet:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$—	$273
Income tax receivable	127	122
Other assets	169	200

Total assets	$296	$595

Liabilities and stockholder’s equity:
Liabilities	$297	$491
Stockholder’s equity	(1)	104

Total liabilities and stockholder’s equity	$296	$595

     MSI
     During the first nine months of 2006, CIB Marine continued to wind down the remaining affairs of MSI. The operations and substantially all the assets of MSI were sold during the third quarter of 2004. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues.
     The following table summarizes the composition of MSI’s balance sheet:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$22	$24
Net loans	102	105
Income tax receivable	655	633
Other assets	1	44

Total assets	$780	$806

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$104	$829
Other liabilities	598	1,072

Total liabilities	702	1,901
Stockholder’s equity	78	(1,095)

Total liabilities and stockholder’s equity	$780	$806

Assets and Deposits of Branches Held For Sale
     At September 30, 2006, two of CIB Marine’s subsidiary banks had for sale the deposits and certain property and equipment of four of their branches. Two of the branches are located in Illinois and two in Wisconsin. At September 30, 2006, the total deposits of these four branches was $75.3 million and the total property and equipment net of accumulated depreciation was $0.4 million. The property, equipment and deposits of these four branches are included in assets and deposits held for sale at September 30, 2006. The property, equipment and deposits of one of these four branches were also included in assets and deposits held for sale at December 31, 2005.
     During the nine months ended September 30, 2006, certain of CIB Marine’s subsidiary banks sold the deposits and certain assets of four of their branches and recognized a total net pretax gain of $2.0 million. The gain on the sales of the branches is included in net gain on sale of assets. Two of the four sold branches were located in Illinois, one in Wisconsin and one in Nebraska. At the date of the sales, the collective deposits and net property and equipment of these sold branches was $42.2 million and $0.7 million respectively. Goodwill of $0.2 million was allocated to the Wisconsin branch. The property, equipment and deposits of these branches were included in assets and deposits held for sale as of December 31, 2005. Additionally, during the third quarter of 2006, CIB Marine sold a former branch building located in Bloomington, Illinois at no gain or loss.
Deposit Liabilities
     Total deposits decreased $115.5 million, or 13.3%, from $867.7 million at December 31, 2005 to $752.2 million at September 30, 2006. The decrease in deposits was due to branch sales during 2005 and 2006, transfer of deposits to deposits held for sale at September 30, 2006, less competitive rate setting practices adopted by CIB Marine for interest bearing deposits, and a decline in deposit relationships associated with the decrease in commercial loans. The percentage of time deposits to total deposits was 58.6% at September 30, 2006 and 57.5% at December 31, 2005. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. Time deposits of $100,000 or more, excluding deposits of branches held for sale, were $123.1 million, or 27.9% of total time deposits at September 30, 2006 compared to $122.5 million or 24.6% at December 31, 2005. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits, excluding deposits of branches held for sale, were $48.9 million, or 11.1% of total time deposits at September 30, 2006 and $37.3 million , or 7.5% of total time deposits at December 31, 2005.
Borrowings
     CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds were $94.1 million at both September 30, 2006 and December 31, 2005. Short-term borrowings increased by $5.2 million and long-term borrowings decreased by $5.2 million.
Other Liabilities
     Other liabilities increased $1.6 million from $5.2 million at December 31, 2005 to $6.8 million at September 30, 2006. The increase was primarily due to a $1.8 million contingent liability recorded in the first quarter of 2006. The contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.
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
     At September 30, 2006, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine-Wisconsin and Citrus Bank were classified as well capitalized and Central Illinois Bank was categorized as adequately capitalized. While Central Illinois Bank met the capital ratio criteria of a well capitalized bank at September 30, 2006, it was subject to a cease and desist order as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     At September 30, 2006 and 2005, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004; Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with its banking regulatory authorities in the second quarter of 2004; and Marine-Wisconsin was subject to a Memorandum of Understanding (“Memorandum”) which was entered into in March 2005 with its banking regulators. Additionally, at December 31, 2005, Citrus Bank was subject to a Written Agreement (“Citrus Agreement”) it entered into with the Office of the Comptroller of the Currency in the third quarter of 2004; and CIB-Indiana was subject to a Memorandum of Understanding. The Citrus Agreement was terminated in September 2006 and CIB-Indiana was merged into Marine-Wisconsin in August 2006. Among other items, the Agreement, Order and Memorandum restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. The Citrus Agreement, in addition to a Tier 1 leverage capital ratio of 8%, also required Citrus Bank to maintain total capital to risk weighted assets of not less than 14%. These restrictions are in force until such Agreement, Order and Memorandum are terminated. Failure to comply with the Agreement, Order or Memorandum could have a material adverse effect on CIB Marine and its operations. As of September 31, 2006, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Order, Memorandum and Agreement.
     The risk-based capital information of CIB Marine at September 30, 2006 and December 31, 2005 is contained in the following table.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Risk weighted assets	$709,954	$704,754

Average assets (1)	1,035,063	1,174,207

Capital components
Stockholders’ equity	$72,480	$79,182
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Minority interests in consolidated subsidiaries	—	—

Total restricted core capital elements	60,000	60,000
Disallowed amounts	(35,840)	(33,606)

Maximum allowable in tier 1 capital	24,160	26,394
Nonfinancial equity items	(34)	(14)
Less: disallowed intangibles	(746)	(982)
Add: unrealized loss on securities	2,282	3,435

Tier 1 capital	98,142	108,015
Allowable allowance for loan losses	9,047	9,008
Allowable junior subordinated debentures net of investment in trust	35,840	33,606

Total risk-based capital	$143,029	$150,629

			Minimum Required to be
	Actual		Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2006
Total capital to risk weighted assets	$143,029	20.15%	$56,796	8.00%
Tier 1 capital to risk weighted assets	98,142	13.82	28,398	4.00
Tier 1 leverage to average assets	98,142	9.48	41,403	4.00
December 31, 2005
Total capital to risk weighted assets	$150,629	21.37%	$56,380	8.00%
Tier 1 capital to risk weighted assets	108,015	15.33	28,190	4.00
Tier 1 leverage to average assets	108,015	9.20	46,968	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

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
     During 2006 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, the credit status of all of CIB Marine’s subsidiary banks was reduced. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal reserve discount window. These restrictions were removed from one of the subsidiary banks during 2005 and at September 30, 2006, only two of the subsidiary banks were required to pledge securities in order to have access to the federal reserve discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends.
     The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.
     CIB Marine’s primary source of funds for the nine months ended September 30, 2006 resulted from a net decrease in investment securities of $116.8 million. Other sources of funds resulted from a $5.2 million net increase in short-term borrowings, net cash received from the sale of branches of $2.9 million, $2.5 million from the sale of foreclosed properties, $0.9 million in investing cash flows of discontinued operations and a $0.7 million net decrease in other investments.
     A net decrease in deposits of $55.6 million, $42.2 million of deposits sold and a net increase in the loan portfolio of $37.1 million were CIB Marine’s primary use of funds for the nine months ended September 30, 2006. Other uses of funds were $12.5 million of cash used in operating activities, a $9.5 million decrease in deposits held for sale, a $5.3 million repayment of long-term borrowings, and $0.5 million to purchase property and equipment.
     The Company had liquid assets from continuing operations of $79.3 million and $112.9 million at September 30, 2006 and December 31, 2005, respectively.
     CIB Marine was able to meet its liquidity needs during the first nine months of 2006. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of preferred securities. The deferral period may last as long as 5 years. During 2007, it is expected that CIB Marine will continue to defer interest payments on its junior subordinated debentures and will have adequate funding capacity to meet its other obligations. The primary sources of funding are expected to be cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.
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
Branch Activities
     During the last three months of 2006, Central Illinois Bank sold its Rantoul and Springfield, Illinois branches. The net gain on the sale of the two branches was $0.6 million. The total deposits of these sold branches as of December 31, 2005 were $31.6 million. CIB Marine had 30 branches as of December 31, 2006 holding $0.8 billion in deposits.
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
Goodwill
     The balance of CIB Marine’s goodwill at September 31, 2006 is a result of prior branch acquisitions and related to a branch that was sold in the first quarter of 2007. As a result of this branch sale CIB Marine had no goodwill at September 30, 2007.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes in the last three months of 2006 and during 2007, 110,490 and 102,632 shares, respectively, of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In November 2006, 400,750 options were granted at an exercise price of $4.10 per share. As of December 31, 2006, there were 1,172,321 options outstanding with a weighted average exercise price of $8.47. In May 2007, 74,000 options were granted at an exercise price of $4.10 per share. As of September 30, 2007, there were 1,146,689 options outstanding with a weighted average exercise price of $7.89.
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
     The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2006.
Repricing Interest Rate Sensitivity Analysis

	September 30, 2006
	0-3	4-6	7-12	2-5	Over 5	Held for
	Months	Months	Months	Years	Years	sale/disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$280,687	$19,308	$34,115	$192,512	$27,193	$(102)	$553,713
Securities	53,075	16,305	52,157	215,497	46,588	—	383,622
Loans held for sale	520	—	—	—	—	—	520
Federal funds sold	56,125	—	—	—	—	—	56,125

Total interest-earning assets	390,407	35,613	86,272	408,009	73,781	(102)	993,980
Interest-bearing liabilities:
Time deposits	91,339	126,338	153,248	120,006	4,813	(55,039)	440,705
Savings and interest-bearing demand deposits	244,817	—	—	—	—	(17,583)	227,234
Short-term borrowings	28,317	—	1,900	—	—	—	30,217
Long-term borrowings	—	—	—	2,000	—	—	2,000
Junior subordinated debentures	20,619	—	—	41,238		—	61,857

Total interest-bearing liabilities	$385,092	$126,338	$155,148	$163,244	$4,813	$(72,622)	$762,013

Interest sensitivity gap (by period)	5,315	(90,725)	(68,876)	244,765	68,968	72,520	231,967
Interest sensitivity gap (cumulative)	5,315	(85,410)	(154,286)	90,479	159,447	231,967	231,967
Adjusted for derivatives:
Derivatives (notional, by period)	(4,198)	—	—	5,000	(802)	—	—
Derivatives (notional, cumulative)	(4,198)	(4,198)	(4,198)	802	—	—	—

Interest sensitivity gap (by period)	1,117	(90,725)	(68,876)	249,765	68,166	72,520	231,967
Interest sensitivity gap (cumulative)	1,117	(89,608)	(158,484)	91,281	159,447	231,967	231,967
Cumulative gap as a % of total assets	0.11%	(8.70)%	(15.38)%	8.86%	15.47%	22.51%

     The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of September 30, 2006, and December 31, 2005.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
September 30, 2006	(5.78)%	(3.47)%	1.51%	(0.57)%
December 31, 2005	1.48%	(1.14)%	(1.32)%	(5.27)%
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
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of September 30, 2006.
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the third quarter of 2006.
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