Form 10-K
period 2006-12-31
CIB MARINE BANCSHARES INC
filed 2007-11-07
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number: 000-24149
CIB MARINE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State of incorporation)	37-1203599 (I.R.S. Employer Identification No.)

N27 W24025 Paul Court, Pewaukee, Wisconsin (Address of principal executive offices)	53072 (Zip Code)
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2006 cannot be determined as there is no public market for the common stock.
     As of September 30, 2007, there were issued and outstanding 18,346,442 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference in this report: None.

EXPLANATORY NOTE
This document is intended to speak as of December 31, 2006, except as otherwise noted.
FORM 10-K TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
CIB MARINE
     CIB Marine Bancshares, Inc. (“CIB Marine”) is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine owned and operated three separately chartered commercial banking organizations at December 31, 2006:
•	Central Illinois Bank, with its main office in Champaign, Illinois;

•	Marine Bank, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee (“Marine-Wisconsin”); and

•	Citrus Bank, N.A., with its main office in Vero Beach, Florida (“Citrus Bank”).
     In March 2006, CIB Marine merged Marine Bank, a federal savings bank whose main office was located in Scottsdale, Arizona (“Marine FSB”) into Marine-Wisconsin. In August 2006, CIB Marine merged CIB Bank, whose main office was located in Indianapolis, Indiana (“CIB-Indiana”) into Marine Wisconsin. CIB Marine sold CIB Bank whose main office was located in Hillside, Illinois, a suburb of Chicago (“CIB-Chicago”) to an unrelated banking organization on November 30, 2004.
     CIB Marine was originally incorporated in the State of Illinois in 1985 as Sidney Bancorporation, Inc., a one-bank holding company headquartered in Sidney, Illinois. The Company subsequently changed its name to Central Illinois Bancorp, Inc. On August 27, 1999, Central Illinois Bancorp reincorporated as a Wisconsin corporation and changed its name to CIB Marine Bancshares, Inc.
     CIB Marine offers a full array of traditional banking services through its bank subsidiaries. These services include a broad range of loan products, such as commercial loans, commercial real estate loans, commercial and residential real estate construction loans, one-to-four family residential real estate loans, consumer loans, and commercial and standby letters of credit; accepting demand, savings and time deposits; providing commercial paper and repurchase agreements; and providing other banking services.
     During 2003, CIB Marine shifted its strategic focus from business development and asset growth to improving the company’s credit administration function, asset quality, and liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of the loan portfolio and other credit related matters, including credit concentration risk and weaknesses in the credit administration process, identified by the bank and holding company regulators during their regular examinations in 2002 and 2003. These issues subsequently resulted in the issuance of various orders, agreements and memoranda with the banking regulators, CIB Marine and its bank subsidiaries. During 2004 and 2005, CIB Marine took a number of actions to improve the financial condition of the company and corrected the weaknesses which were identified in the credit administration process. During 2006, the company continued to take actions to improve its financial condition. In addition, CIB Marine allocated additional resources to business development as part of its strategic focus and sold or closed certain of its subsidiary bank branches.
Additional Information
     See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data in Part II of this Form 10-K for more details regarding certain of the above described items.
Markets Served
     At December 31, 2006, CIB Marine served six geographic markets or regions through its banking subsidiaries. Information on these banks as of December 31, 2006 and the markets they served is set forth in the following table:

		Operated	Banking
Bank	Geographic Market/Region (2)	Since	Facilities	Assets	Deposits
				(Dollars in millions)
Central Illinois Bank	Central Illinois	1987	12	$465.9	$375.0
Marine-Wisconsin (1)	Milwaukee, Indianapolis, Phoenix and Las Vegas metropolitan areas	1997	12	$390.1	$316.3
Citrus Bank	Florida’s southeastern coast	2001	6	$135.9	$103.9

(1)	Marine FSB was merged into Marine-Wisconsin in March 2006 and CIB-Indiana was merged into Marine-Wisconsin in August 2006.

(2)	As a result of the evaluation of the effectiveness of its branch network, CIB Marine sold its Omaha facility in June 2006 and closed its Henderson, Nevada facility, which served the Las Vegas metropolitan area, in the second quarter of 2007, thereby exiting these markets. See Item 8, Note 25-Subsequent Events in Part II of this Form 10-K for additional details regarding branch sales and closures.
Nonbank Subsidiaries
     At December 31, 2006, CIB Marine had one wholly-owned operating nonbanking subsidiary, CIB Marine Information Services, Inc. CIB Marine also had four wholly-owned nonbanking subsidiaries that had ceased operations and are in the process of winding down: Mortgage Services, Inc., CIB Marine Capital, LLC, MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc., and CIB Construction, LLC (“ CIB Construction”).
     CIB Marine Information Services, Inc.
     CIB Marine Information Services, Inc. (“CIB Marine Information”), an Illinois corporation and wholly-owned subsidiary of CIB Marine, was incorporated in August 1990 as CIB Data Processing Services, Inc. In 2002, CIB Marine changed the name of the subsidiary to CIB Marine Information Services, Inc. This subsidiary was organized to provide in-house data processing services, coordinate computer equipment leases and purchases, license banking software and coordinate operation of CIB Marine software. CIB Marine Information facilitates internal operational needs and does not provide services to third parties. As of December 31, 2006, CIB Marine Information had 15 full-time equivalent employees. CIB Marine Information does not separately own any facilities.
     Mortgage Services, Inc.
     CIB Marine sold the operations of Mortgage Services, Inc. (“MSI”), a mortgage origination and mortgage brokerage services company, in the third quarter of 2004. CIB Marine is in the process of winding down the remaining affairs of MSI. CIB Marine continues to offer residential mortgage loans through its subsidiary banks.
     CIB Marine Capital, LLC
     In April 2001, CIB Marine established CIB Marine Capital, LLC (“CIB Marine Capital”), a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are, by their nature, inherently riskier than senior debt position loans. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs, including the sale and collection of outstanding loans. CIB Marine Capital does not separately own any facilities and its principal office was located in the Hillside, Illinois facility of CIB-Chicago. At December 31, 2006, CIB Marine Capital had one loan outstanding with a balance of $0.7 million and a specific reserve for the balance of the loan.
     MICR, Inc. (n/k/a Everett Tech, Inc.)
     In 2000, CIB Marine acquired and/or assumed, through MICR, a wholly-owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The business was acquired from a borrower, who was in default of its obligations, in lieu of foreclosure or other legal action. The assets and liabilities of MICR are classified as assets and liabilities held for disposal. As of the acquisition date, MICR was recorded at $6.5 million, which represented the approximate fair value, as determined by an independent appraiser, of the business, less estimated costs to sell. In November 2004, in conjunction with the sale of CIB-Chicago, CIB Marine bought MICR, which was a subsidiary of CIB-Chicago, at its book value immediately prior to the sale. Excluding impairment losses, pretax income was $1.0 million and $1.3 million for 2005 and 2004, respectively. During 2004, CIB Marine recognized a $1.9 million fair market value impairment loss related to

MICR. In November 2005, CIB Marine sold substantially all the assets and operations of MICR and changed its name to Everett Tech, Inc. CIB Marine recognized a $0.2 million pretax gain on the sale. CIB Marine is in the process of winding down the remaining affairs of this company. At December 31, 2006, the majority of MICR’s net liabilities consisted of income taxes payable. For more information on this company see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Companies Held for Disposal and Item 8, Note 7-Companies Held for Disposal and Discontinued Operations in Part II of this Form 10-K.
     CIB Construction, LLC
     In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction, 84% of Canron Corporation (“Canron”), a steel fabrication and erection company that had operations in the United States, Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations and it is classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. In the fourth quarter of 2003, Canron sold its Western Canada, Western United States and Mexico operations. At December 31, 2006, CIB Construction had $3.3 million in assets and $4.6 million in liabilities. These amounts reflect estimated liquidation values net of selling costs. For more information on this company see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Companies Held For Disposal and Subsequent Events-CIB Construction/Canron, and Item 8, Note 7-Companies Held for Disposal and Discontinued Operations in Part II of this Form 10-K.
Management Support Services
     In addition to the support services provided by its nonbank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries’ back office services, including credit administration, treasury and asset/liability management support services, accounting, finance, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes it is more efficient to consolidate these services and that providing these services assures that its operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if these services were performed independently at each subsidiary. At December 31, 2006, CIB Marine had 94 full-time equivalent employees at the holding company level, a majority of whom are providing the described services to its subsidiaries.
Total Employees
     At December 31, 2006, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 301 full-time equivalent employees.
COMPETITION
     The banking industry is highly competitive. CIB Marine’s subsidiary banks compete for loans, deposits and other financial services in their markets and surrounding areas. CIB Marine competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by CIB Marine. Many of these financial firms have a regional or national presence and resources many times greater than those of CIB Marine. In addition, financial companies such as money market mutual funds, brokerage companies and other nonbanking organizations are not subject to the same regulations and laws that govern the operation of traditional depository institutions.
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
     CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is regulated by the Federal Reserve Board. Citrus Bank is a national bank, and its primary regulator is the Office of the Comptroller of the Currency (the “OCC”). CIB Marine’s other bank subsidiaries are regulated by the FDIC, as their primary federal regulator, and also by the state banking regulator for the state in which they are chartered: the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate (“DBRE”) or the Wisconsin Department of Financial Institutions.
     CIB Marine and its nonbank subsidiaries are subject to examination by the Federal Reserve Board. The state banking regulators and FDIC periodically conduct examinations of CIB Marine’s state bank subsidiaries and nonbank subsidiaries that are under their regulatory authority. The OCC periodically conducts examinations of Citrus Bank, and the FDIC may also conduct special examinations of this bank.
     The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. At December 31, 2006, CIB Marine and each of its subsidiary banks, except Citrus Bank, were subject to a Written Agreement, Cease and Desist Order or Memorandum of Understanding. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K.
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
Interstate Banking and Branching
     The Riegle-Neal Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to that date that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorize.
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
     The Federal Reserve Board, the FDIC and the OCC have also adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk for institutions with substantial trading activities or institutions where the federal banking regulator deems it necessary for safety and soundness, became effective January 1, 1998. Under these market risk requirements, capital must be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The market risk requirements do not presently apply to CIB Marine or any of its bank subsidiaries.
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
     At December 31, 2006, CIB Marine and its banking subsidiaries were in compliance with these minimum capital requirements. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital and Item 8, Note 14-Stockholders’ Equity in Part II of this Form 10-K.
     Central Illinois Bank, Marine-Wisconsin and CIB-Indiana, which was merged into Marine-Wisconsin in August 2006, entered into Cease and Desist Orders with the FDIC and their applicable state banking regulators and CIB Marine entered into a Written Agreement with the Federal Reserve Bank, each effective May 29, 2004. On August 19, 2004, Citrus Bank entered into a similar written agreement with the OCC. Pursuant to the regulatory orders and agreements, the banks agreed to maintain a minimum Tier 1 capital level of 8%, and Citrus Bank also agreed to maintain a minimum total capital to risk weighted assets of 14% while these Orders and Agreements were in effect.

In April 2005, as a result of improvements at the banks, the Cease and Desist Orders at Marine-Wisconsin and CIB-Indiana were terminated and replaced with Memoranda of Understanding, which were entered into in March 2005. Pursuant to the Memoranda, the banks agreed to maintain minimum Tier 1 capital levels of 8%, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. In September 2006 the Written Agreement entered into by Citrus Bank with the OCC was terminated as a result of improvements at that bank, and in January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. The Memorandum provided that Central Illinois Bank will (a) develop a plan to lower the bank’s risk position in loans classified as “substandard”; (b) develop and implement a plan to improve earnings; (c) maintain minimum Tier 1 capital level of 8%; and (d) obtain regulatory approval prior to purchasing any loan pools in excess of $3 million. In April 2005, Central Illinois Bank, Marine-Wisconsin and CIB-Indiana entered into separate Memoranda of Understanding with the FDIC and their state banking regulators as a result of deficiencies related to controls over information technology. These memoranda were terminated in January 2006. For additional information relative to the Cease and Desist Order, Memoranda and Written Agreement, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters and Item 8, Note 14-Stockholders’ Equity in Part II of this Form 10-K.
     For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee on Banking Supervision, sometimes referred to as “Basel II.” In July 2007, the U.S. regulators announced an agreement reflecting their current plan for implementing the most advanced approach under Basel II for banks with over $250 billion in assets or over $10 billion in foreign exposure. The agreement also provides that the regulators will propose rules permitting smaller financial institutions, such as CIB Marine and its bank subsidiaries, to choose between the current method of calculating risked-based capital (“Basel I”) and the “standardized” approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I.
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
Cross-Guarantees Under the Federal Deposit Insurance Act
     Under the Federal Deposit Insurance Act (“FDIA”), when two or more insured depository institutions are under common control, each of those depository institutions may be liable for any loss incurred, or expected to be incurred, by the FDIC in connection with the default of any of the others. Each also may be liable for any assistance the FDIC provides to the other institutions. “Default” means the appointment of a conservator or receiver for the institution. Thus, any of CIB Marine’s banking subsidiaries could be liable to the FDIC if the FDIC were to suffer a loss in connection with any of CIB Marine’s other banking subsidiaries. This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions).
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
     A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements: a leverage ratio of 4% or greater (or 3% or greater if it receives the highest composite examination rating by its examiners, subject to appropriate federal banking agency guidelines); a total capital ratio of 8% or greater; and a Tier 1 capital ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earning, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment. Pursuant to the regulatory memoranda in effect at September 30, 2007, Central Illinois Bank and Marine-Wisconsin have agreed to maintain minimum Tier 1 capital levels of 8% calculated in accordance with Part 325 of the FDIC Rules and Regulations. For additional information relative to the Cease and Desist Order, Memoranda and Written Agreement, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters and Item 8, Note 14-Stockholders’ Equity in Part II of this Form 10-K.
     FDICIA generally prohibits a depository institution from making any capital distribution, including payment of dividends or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan to become adequately capitalized. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Pursuant to the regulatory memoranda in effect at March 31, 2007, CIB Marine’s banking subsidiary Marine-Wisconsin has agreed not to declare or pay any cash dividends without the prior written consent of the Regional Director of the Federal Deposit Insurance Corporation and the Administrator of the Wisconsin Department of Financial Institutions, Division of Banking.
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
     At December 31, 2006, pursuant to FDIC regulations in 12 C.F.R. Part 325, Citrus Bank and Marine-Wisconsin were classified as well capitalized and Central Illinois Bank was categorized as adequately capitalized. While

Central Illinois Bank met the capital ratio criteria of a well capitalized bank at December 31, 2006, it was subject to a cease and desist order as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
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
Dividend Restrictions
     The Federal Reserve Board’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Pursuant to the Written Agreement entered into with the Federal Reserve Bank of Chicago, CIB Marine has agreed not to declare or pay dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors. In addition, as a result of the agreement entered into with its regulator, CIB Marine has elected to defer all interest payments on its junior subordinated debentures subsequent to December 31, 2003. According to the terms of its junior subordinated debt agreements, during the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment on its stock. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K for further information on the Written Agreement.
     CIB Marine’s ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine’s subsidiary banks to pay it dividends. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIB Marine’s state chartered banks, the laws of Illinois and Wisconsin are applicable. The ability of Citrus Bank to pay dividends is subject to OCC regulations applicable to national banks. In addition, the Federal Reserve Board and the bank’s regulators have the authority to prohibit CIB Marine and its subsidiary banks from paying dividends, depending upon CIB Marine’s and the banks’ financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Pursuant to the regulatory Memorandum in effect at March 31, 2007, CIB Marine’s banking subsidiary Marine-Wisconsin has agreed not to declare or pay any cash dividends without the prior written consent of the Regional Director of the Federal Deposit Insurance Corporation and the Administrator of the Wisconsin Department of Financial Institutions, Division of Banking. Pursuant to the Order to Cease and Desist dated April 30, 2004, Central Illinois Bank could not declare or pay a dividend without the approval of the FDIC and DBRE. In 2007, the order was released and replaced with a memorandum which does not contain the dividend restriction.
     During 2006, CIB Marine was paid dividends of $1.6 million from CIB Construction.

Federal Deposit Insurance
     As FDIC-insured institutions, each of CIB Marine’s subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. In 2006, the FDIC had the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC had adopted a premium rate schedule, which provided for an assessment range of 0% to 0.27% of domestic deposits, depending on the capital category and supervisory category to which it is assigned. The FDIC’s risk-based insurance assessment system was amended by the Federal Deposit Insurance Reform Act in 2006. Under implementing regulations effective for 2007, each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. There is currently a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject in 2007 to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of .43%.
     The FDIC is authorized to terminate an institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for CIB Marine’s banks would have a material adverse effect on CIB Marine. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout.
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
Restrictions on Affiliate Transactions
     Transactions between CIB Marine, its subsidiary banks and its nonbank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions and limitations on CIB Marine’s subsidiary banks from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions and limitations prevent CIB Marine or other affiliates from borrowing from the subsidiary banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the subsidiary banks to or in CIB Marine or to or in any other non-banking affiliate are limited, individually, to 10% of the respective subsidiary bank’s capital, allowance for loan losses and surplus, and such secured loans are limited in the aggregate to 20% of the respective subsidiary bank’s capital, allowance for loan losses and surplus. All such transactions must be on terms that are no less favorable to the bank subsidiary than those that would be available from nonaffiliated third parties. Moreover, some state banking laws, like those in Illinois, impose restrictions on affiliate transactions similar to those imposed by federal law. Certain of CIB Marine’s subsidiary banks have engaged in transactions with affiliates, including the making of loans to purchase CIB Marine stock. In connection with the Cease and Desist Orders issued against CIB Marine’s bank subsidiaries (see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K for further information), CIB Marine’s two Illinois bank subsidiaries were cited by bank regulators for failure to comply with federal restrictions (and CIB-Chicago was also cited for failure to comply with the Illinois restrictions) on transactions with affiliates relating to lending transactions involving the stock of CIB Marine. CIB Marine sold CIB-Chicago in November 2004. Federal Reserve Board policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.
     At December 31, 2006 CIB Marine’s subsidiary banks had $1.7 million in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.01 million. While these loans were secured by CIB Marine stock, the borrowers did not use the proceeds to acquire the stock.

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
Compliance with Consumer Protection Laws
     CIB Marine’s subsidiary banks are subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:
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
Privacy and Security
     The GLBA also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. CIB Marine has adopted and disseminated its privacy policies pursuant to the GLBA. Regulations adopted under the GLBA set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches. A number of states have adopted their own statutes requiring notification of security breaches. In addition, the GLBA requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

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
Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 (“Sarbanes”) addresses corporate governance and accounting oversight matters. Sarbanes required the creation of a five member oversight board appointed by the Securities Exchange Commission (“SEC”) that sets standards for accountants and has investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public audit clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the CEO and the Chief Financial Officer of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material affect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading. As CIB Marine is a non-accelerated filer, it is not subject to the internal control requirements of Section 404 of Sarbanes for the fiscal year ended December 31, 2006.
Exchange Act
     CIB Marine’s stock is registered with the SEC. Under the Securities Exchange Act of 1934 (the “Exchange Act”), CIB Marine is subject to the information, reporting, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act.
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
AVAILABLE INFORMATION
     CIB Marine files various reports with the SEC. The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. CIB Marine makes all SEC filings available without charge to the public on its web site at http://www.cibmarine.com as soon as reasonably practicable after filed.

ITEM 1A. RISK FACTORS
Forward-Looking Statements
     CIB Marine has made statements in this Annual Report on Form 10-K that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “will be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate,” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time. Financial information contained in this Form 10-K for 2007 is unaudited.
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
     CIB Marine has incurred net losses in each of the four years ended December 31, 2006. In particular, in 2003, CIB Marine’s net loss was $137.6 million. Although CIB Marine has developed and implemented strategies to improve its profitability in the future, there can be no assurance that these strategies will be successful. CIB Marine’s strategic plans are dependent upon its ability to attract and retain borrowing customers, commercial loan officers and core deposits, all of which have been negatively impacted as a result of losses and weakened financial condition. If CIB Marine is unable to execute its strategic plans and return to profitability, it will have a material impact on its business, results of operations and financial condition. The inability to return to profitability may require CIB Marine to sell bank subsidiaries, reduce the size of bank subsidiaries and/or reduce staff. There can be no assurance that if CIB Marine is required to sell assets, it will be able to do so on acceptable terms. Regulators could take further action against CIB Marine in the event it does not return to profitability.
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
     As a bank holding company, CIB Marine is regulated separately by the Federal Reserve Board, and each of its bank subsidiaries is regulated separately by various federal and state banking regulators. This regulation is primarily intended to protect CIB Marine’s customers and their deposits rather than its shareholders. In addition, CIB Marine’s common stock is registered under the Exchange Act and CIB Marine is subject to public reporting requirements.
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
     At December 31, 2006, CIB Marine and certain of its subsidiaries are subject to an agreement. order and memorandum with their respective banking regulators. The orders, memoranda, and agreements impose certain restrictions and reporting requirements including, but not limited to:
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
     Failure to comply with the requirements of the agreement, order and memorandum could adversely affect the business and operations of CIB Marine and its subsidiaries.
     Further, CIB Marine has not filed all required reports pursuant to the Exchange Act and all required federal and state tax returns. Failure to bring these filings current could adversely affect the business and results of operations of CIB Marine. Failure to become current with the reporting requirements of the Exchange Act could result in deregistration of its common stock. Delinquencies in filing its tax returns could result in fines and penalties.
CIB Marine is subject to litigation.
     CIB Marine is currently, and may from time to time be, involved in litigation in which it has been named as a defendant as a result of its operations. In particular, CIB Marine and certain of its current and former officers and directors are defendants in a purported class action lawsuit alleging violations of the federal securities laws.
     Claims asserted against CIB Marine, regardless of merit or eventual outcome, may harm CIB Marine’s reputation, which could have a material effect on its business operating results and financial condition. Judgments or settlements relating to pending or future litigation which exceed CIB Marine’s insurance coverage or claims outside the scope of insurance coverage could also have a material impact on CIB Marine’s business, operating results and financial condition and its ability to obtain future insurance coverage. CIB Marine is also subject to mandatory indemnification of its current and former officers and directors under certain circumstances. For a description of current legal proceedings, see Item 3-Legal Proceedings in Part I of this Form 10-K.
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
CIB Marine’s loan portfolio contains concentrations of credit to one borrower, related borrowers or borrowers in the same industry, which creates special credit risks.
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
     At December 31, 2006, CIB Marine had one borrowing relationship that exceeded 25% of stockholders’ equity. The total outstanding commitments associated with this borrowing relationship, including lines of credit not fully drawn at December 31, 2006, was 25.8% of equity and 3.5% of total loans. The principal amount actually drawn and outstanding was $3.1 million at December 31, 2006 and $11.8 million at September 30, 2007. As of December 31, 2006 and September 30, 2007 all loans within this borrowing relationship are current. At December 31, 2006, CIB Marine also had total borrowings within six industries or industry groups that exceeded 25% of its stockholders’ equity as of that date. Of the six industries or industry groups, the largest concentration at December 31, 2006, consisted of loans to commercial real estate developers, which had a total outstanding balance of approximately $143.2 million, or 27% of total loans, and 200% of stockholders’ equity.

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
     The level of net interest income is influenced by movements in such rates of interest, and the pace at which such movements occur. If the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in earnings. CIB Marine’s net interest income and earnings would be similarly impacted if the interest rates on interest-earning assets decline more quickly than the interest rates on interest-bearing liabilities. In addition, such changes in interest rates could have an effect on the ability to originate loans and attract and retain deposits; the fair value of financial assets and liabilities; and the average life of loan and securities portfolios.
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
     CIB Marine is a holding company that is a separate and distinct legal entity from its subsidiaries, and typically receives substantially all of its revenue from its subsidiaries in the form of dividends and professional fees. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, pursuant to the regulatory orders and agreements, the holding company and certain of its bank subsidiaries are currently restricted from paying dividends without prior regulatory approval and certain bank subsidiaries have agreed to maintain a minimum Tier 1 capital level of 8%. Further, CIB Marine’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. In the event that the subsidiaries are unable to pay dividends to the holding company, CIB Marine may not be able to meet its obligations. Although CIB Marine believes that it currently has sufficient liquidity to meet its obligations, the inability to receive dividends from the subsidiaries, now and in the future, could have a material adverse effect on its business, financial condition, and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The following table provides information relating to the material real properties owned or leased by CIB Marine and its subsidiaries as of December 31, 2006. CIB Marine’s subsidiary banks lease or sublease office space to CIB Marine and to its nonbank subsidiaries.

	Owned or	Date Opened
Location	Leased	or Acquired
SUBSIDIARY BANKS:
CENTRAL ILLINOIS BANK FACILITIES
Sidney, Illinois	Owned	09/87
Champaign, Illinois	Owned	09/88
Urbana, Illinois	Owned	03/90
Arrowsmith, Illinois	Owned	10/91
Champaign, Illinois (Midtown)	Owned	04/94
Monticello, Illinois	Leased	05/95
Danville, Illinois	Owned	08/95
Decatur, Illinois	Leased	10/95
Peoria, Illinois	Leased	09/97
East Peoria, Illinois	Owned	10/97
Bloomington, Illinois	Owned	10/00
Peoria, Illinois (Grand Prairie)	Leased	04/03
MARINE-WISCONSIN FACILITIES
Cedarburg, Wisconsin (1)	Owned	09/97
Pewaukee, Wisconsin	Leased	02/98
Wauwatosa, Wisconsin	Leased	05/98
Milwaukee, Wisconsin(1)	Leased	04/99
Franklin, Wisconsin	Leased	08/00
Brookfield, Wisconsin (1)	Leased	09/01
Indianapolis, Indiana (Fox Road) (1)	Leased	03/98
Indianapolis, Indiana (Emerson Way)	Leased	09/98
Carmel, Indiana	Leased	08/00
Scottsdale, Arizona	Leased	10/01
Henderson, Nevada (1)	Leased	01/02
Sun City, Arizona (1)	Leased	02/04
CITRUS BANK FACILITIES
Vero Beach, Florida	Owned	04/90
Sebastian, Florida	Owned	02/93
Barefoot Bay, Florida	Owned	09/96
North Miami Beach, Florida	Leased	12/01
Coral Gables, Florida	Leased	04/03
Boca Raton, Florida	Leased	04/03
NONBANK SUBSIDIARIES:
CIB MARINE BANCSHARES, INC.
Champaign, Illinois	Leased	10/99
Gurnee, Illinois	Leased	04/05
Chicago, Illinois	Leased	01/05

(1)	Subsequent to December 31, 2006, CIB Marine sold, closed or received regulatory approval to close the branch. CIB Marine’s subsidiary banks are continuing to evaluate the effectiveness of their respective branch networks, which may result in the sale or closure of additional branches. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events-Branch Activities in Part II of this Form 10-K.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     CIB Marine did not submit any matters to a vote of its shareholders during the quarter ended December 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for CIB Marine’s common stock. As of September 30, 2007, there were approximately 1,271 holders of record of CIB Marine’s common stock.
     CIB Marine has not paid cash dividends on its common stock. As a result of recent losses, CIB Marine does not currently have any intentions to pay a cash dividend. Further, CIB Marine is restricted by the regulators from paying cash dividends. Also, as a result of the agreement entered into with its regulator, CIB Marine has elected to defer all interest payments on its junior subordinated debentures subsequent to December 31, 2003. According to the terms of its junior subordinated debt agreements, during the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment on its stock. Restrictions on CIB Marine’s ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed under, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Item 8, Note 14-Stockholders’ Equity in Part II of this Form 10-K. CIB Marine will periodically evaluate its financial position to determine whether to pay cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth CIB Marine’s selected consolidated financial data. The following information should be read in conjunction with Item 8-Financial Statements and Supplementary Data and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part II of this Form 10-K. In the fourth quarter of 2005, CIB Marine sold the assets and operations of MICR and is in the process of winding down its remaining affairs. In the fourth quarter of 2004, CIB Marine sold Hillside Investors, including its banking subsidiary, CIB-Chicago which accounted for 46% of CIB Marine’s consolidated assets at December 31, 2003. The assets and operations of MSI were sold in the third quarter of 2004 and Commercial Finance was sold in the second quarter of 2004. Discontinued operations for 2006 and 2005 includes the results of CIB Construction (including Canron), MSI and MICR. In all other years presented, discontinued operations includes CIB Construction (including Canron), MSI, MICR, CIB-Chicago, and Commercial Finance.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$61,509	$59,849	$69,979	$96,663	$101,868
Interest expense	38,242	34,795	37,287	46,578	51,079

Net interest income	23,267	25,054	32,692	50,085	50,789
Provision for credit losses	(4,384)	(8,669)	17,432	50,506	19,074

Net interest income after provision for credit losses	27,651	33,723	15,260	(421)	31,715
Noninterest income(1)	4,426	2,895	3,678	5,113	5,500
Noninterest expense	42,015	50,970	52,729	51,348	44,620

Loss from continuing operations before income taxes	(9,938)	(14,352)	(33,791)	(46,656)	(7,405)
Income tax expense (benefit)	(99)	(1,208)	(5,240)	1,906	(4,199)

Loss from continuing operations	(9,839)	(13,144)	(28,551)	(48,562)	(3,206)
Discontinued operations:
Pretax income (loss) from discontinued operations	660	3,850	15,618	(92,147)	18,960
Income tax expense (benefit)	99	2,367	4,414	(3,061)	6,947

Income (loss) from discontinued operations	561	1,483	11,204	(89,086)	12,013

Net loss	$(9,278)	$(11,661)	$(17,347)	$(137,648)	$8,807

Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.54)	$(0.72)	$(1.56)	$(2.66)	$(0.18)
Discontinued operations	0.03	0.08	0.61	(4.87)	0.66

Net income (loss)	$(0.51)	$(0.64)	$(0.95)	$(7.53)	$0.48

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.54)	$(0.72)	$(1.56)	$(2.66)	$(0.18)
Discontinued operations	0.03	0.08	0.61	(4.87)	0.65

Net income (loss)	$(0.51)	$(0.64)	$(0.95)	$(7.53)	$0.47

Dividends	—	—	—	—	—
Book value per share	$3.91	$4.32	$4.83	$5.94	$13.52
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,245,884	18,286,550	18,167,379
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,245,884	18,286,550	18,547,515
Financial Condition Data
Total assets	$997,584	$1,138,428	$1,385,908	$3,186,237	$3,650,705
Loans	522,724	515,544	746,615	2,360,041	2,704,006
Allowance for loan losses	(20,906)	(24,882)	(29,551)	(109,872)	(65,122)
Securities	345,602	493,409	379,024	637,356	516,744
Deposits	739,784	867,700	1,178,488	2,821,218	2,848,404
Deposits of branches held for sale	55,365	66,991	—	—	—
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	91,510	94,108	87,916	200,734	494,086
Stockholders’ equity	71,613	79,182	92,892	108,523	247,563
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2) (9)	2.29%	2.06%	2.22%	3.12%	3.43%
Net interest spread (3) (9)	1.59	1.56	1.96	2.81	3.03
Noninterest income to average assets(4)(9)	0.46	0.38	1.23	0.57	0.41
Noninterest expense to average assets (9)	3.98	4.07	3.62	2.06	1.88
Efficiency ratio (5) (9)	148.58	172.03	106.40	57.42	49.97
Return (loss) on average assets (6)	(0.88)	(0.93)	(0.62)	(3.94)	0.27
Return (loss) on average equity (7)	(12.78)	(13.51)	(20.06)	(63.02)	3.57
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.24%	8.17%	8.41%	6.58%	1.80%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.23	3.96	4.75	6.15	1.43
Allowance for loan losses to total loans	4.00	4.83	3.96	4.66	2.41
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	94.37	59.06	47.08	70.72	134.09
Net charge-offs (recoveries) to average loans	(0.08)	(0.67)	3.85	3.81	0.64
Capital ratios:

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Total equity to total assets	7.18%	6.96%	6.70%	3.41%	6.78%
Total risk-based capital ratio	20.95	21.37	17.47	7.19	10.01
Tier 1 risk-based capital ratio	14.32	15.33	13.11	5.03	8.75
Leverage capital ratio	9.51	9.20	5.63	4.23	8.30
Other data:
Number of employees (full-time equivalent)(8)	301	359	482	898	844
Number of banking facilities	30	37	41	57	52

(1)	Noninterest income includes pretax gains on investment securities of $0.4 million and $1.7 million for the years ended December 31, 2005 and 2002, respectively. There were no pretax gains on investment securities in 2006, 2004 and 2003.

(2)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. For the years 2003 and 2002 the effective tax rate used to calculate the tax-equivalent basis was 35%. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at December 31, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, the 2006, 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2006, 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.34%, 2.13% and 2.28%, respectively.

(3)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Return (loss) on average assets is net income (loss) divided by average total assets.

(7)	Return (loss) on average equity is net income (loss) divided by average common equity.

(8)	Does not include the employees of Canron and MICR which are manufacturing companies held for disposal. These companies had full-time equivalent employees of 2 in 2006 and 2005, 37 in 2004, 49 in 2003 and 914 in 2002.

(9)	Ratio is calculated based on the total income/expense and average assets/liabilities for continuing and discontinued operations.
     The following table sets forth CIB Marine’s selected consolidated financial data excluding those companies included in discontinued operations.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$61,509	$59,849	$69,979	$96,663	$101,868
Interest expense	38,242	34,795	37,287	46,578	51,079

Net interest income	23,267	25,054	32,692	50,085	50,789
Provision for credit losses	(4,384)	(8,669)	17,432	50,506	19,074

Net interest income after provision for credit losses	27,651	33,723	15,260	(421)	31,715
Noninterest income(1)	4,426	2,895	3,678	5,113	5,500
Noninterest expense	42,015	50,970	52,729	51,348	44,620

Loss from continuing operations before income taxes	(9,938)	(14,352)	(33,791)	(46,656)	(7,405)
Income tax expense (benefit)	(99)	(1,208)	(5,240)	1,906	(4,199)

Net loss from continuing operations	$(9,839)	$(13,144)	$(28,551)	$(48,562)	$(3,206)

Common Share Data
Basic-loss from continuing operations	$(0.54)	$(0.72)	$(1.56)	$(2.66)	$(0.18)
Diluted-loss from continuing operations	$(0.54)	$(0.72)	$(1.56)	$(2.66)	$(0.18)
Dividends	—	—	—	—	—
Book value per share	$3.91	$4.32	$4.83	$5.94	$13.52
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,245,884	18,286,550	18,167,379
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,245,884	18,286,550	18,547,515
Financial Condition Data
Total assets	$993,472	$1,132,515	$1,371,043	$1,704,149	$1,749,064
Loans	522,624	515,544	746,615	1,231,412	1,400,964
Allowance for loan losses	(20,906)	(24,882)	(29,551)	(54,382)	(31,756)
Securities	345,602	493,409	379,024	353,754	268,523
Deposits	739,784	867,700	1,178,488	1,515,574	1,596,253
Deposits of branches held for sale	55,365	66,991	—	—	—
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	91,510	94,108	87,916	123,074	242,403
Stockholders’ equity	71,613	79,182	92,892	108,523	247,563
Financial Ratios and Other Data
Performance Ratios:
Net interest margin (2)	2.29%	2.06%	2.21%	3.02%	3.33%
Net interest spread (3)	1.59	1.57	1.91	2.70	2.93
Noninterest income to average assets (4)	0.42	0.20	0.24	0.29	0.24
Noninterest expense to average assets	4.00	4.04	3.49	2.87	2.78
Efficiency ratio (5)	151.72	184.71	144.98	90.85	79.81
Return (loss) on average assets (6)	(0.94)	(1.04)	(1.89)	(2.72)	(0.20)
Return (loss) on average equity (7)	(13.56)	(15.23)	(33.02)	(22.23)	(1.30)
Asset Quality Ratios:
Nonaccrual loans restructured loans and loans 90 days or more past due and still accruing to total loans	4.24%	8.17%	8.41%	4.56%	1.67%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.24	3.98	4.79	3.47	1.50
Allowance for loan losses to total loans	4.00	4.83	3.96	4.42	2.27
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	94.37	59.06	47.08	96.85	136.12
Net charge-offs (recoveries) to average loans	(0.08)	(0.67)	4.06	2.04	0.42
Capital Ratios:
Total equity to total assets	7.21%	6.99%	6.78%	6.37%	14.15%

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Total risk-based capital ratio	20.95	21.54	17.53	13.38	19.11
Tier 1 risk-based capital ratio	14.32	15.45	13.16	10.33	17.85
Leverage capital ratio	9.51	9.20	9.08	8.10	16.20
Other Data:
Number of employees (full-time equivalent)	301	359	482	590	544
Number of banking facilities	30	37	41	41	38

(1)	Noninterest income from continuing operations includes pretax gains on investment securities of $0.4 million and $1.7 million on for the years ended December 31, 2005 and 2002 , respectively. There were no pretax gains on investment securities in 2006, 2004 and 2003.

(2)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. For the years 2003 and 2002 the effective tax rate used to calculate the tax-equivalent basis was 35%. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at December 31, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, the 2006, 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2006, 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.34%, 2.13% and 2.29%, respectively.

(3)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Return (loss) on average assets is net income (loss) divided by average total assets.

(7)	Return (loss) on average equity is net income (loss) divided by average common equity.
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
     Presented below are discussions of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of CIB Marine’s financial condition and results of operations. These Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates and as such have a greater possibility of producing results that could be materially different than originally reported. See also Item 8, Note 1-Summary of Significant Accounting Policies In Part II of this Form 10-K.
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
     CIB Marine evaluates certain commercial loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans identified by management as being impaired. The evaluations are based upon discounted expected cash flows from the loan or collateral valuations and all other known relevant information. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Loans, including all residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment under SFAS No. 5, Accounting for Contingencies (“SFAS 5”) with groups of loans that have similar characteristics.
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
     The amount of estimated impairment for individually evaluated loans and the estimate of losses for groups of loans is added together for a total estimate of loan losses. The estimate of losses for groups of loans includes an assessment of a range of likely loss outcomes and the most likely outcome is used. This total estimate of loan losses is compared to the allowance for loan losses of CIB Marine as of the evaluation date. If the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the allowance would be reduced. CIB Marine recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used to estimate loan losses. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.
Other Investments
     Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but not more than 50%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired, CIB Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2006, 2005, and 2004, CIB Marine recognized zero, $0.1 million and $0.7 million, respectively, of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded or previously recognized losses reversed and a gain recorded. At December 31, 2006 and 2005, other investments totaled $2.8 million and $3.6 million, respectively, all of which are illiquid. See the other asset discussion for further information.
Assets of Companies Held for Sale or Disposal
     Companies, and/or the operations of companies, which have met the accounting criteria of held for sale or disposal are carried at the lower of cost or fair market value less estimated selling costs. The valuations of such businesses are allocated to the assets and liabilities of the businesses. The asset groups are then periodically evaluated for impairment as required under Financial Accounting Standards Board (“FASB”) Statement No. 144, based upon the estimated undiscounted cash flows of the asset group. If the estimated undiscounted cash flows of the asset group are not sufficient to recover the carrying value of the asset group, then the fair value of the asset group is determined using a discounted cash flow approach. If the fair value of the asset group is less than the carrying amount, a loss is recognized. Should future estimated cash flows be reduced or if applicable discount rates increase, then the carrying value of the asset groups may need to be reduced and a loss recorded. When these assets are acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value, less estimated selling cost, is charged as a loan loss against the allowance for loan losses. Net operating income or loss of the companies held for disposal and which meet the criteria as discontinued operations are included in gain or loss from discontinued operations. Once a decision is made to cease operations and liquidate the company, CIB Marine discontinues recording any future operating results of the company and records an impairment value, if any, based on the estimated liquidation value of the company’s net assets less costs to sell. The impairment loss is recorded as loss from discontinued operations. At December 31, 2006 and 2005, CIB Marine had three companies classified as held for sale/disposal; CIB Construction, including Canron, MICR and MSI. MICR and Canron were acquired in full or partial satisfaction of loans. The remaining assets and liabilities of these companies were included in assets/liabilities of companies held for sale/disposal. During the fourth quarter of 2005, CIB Marine sold substantially all the assets and operations of MICR. During the fourth quarter of 2004, CIB Marine sold substantially all the assets and liabilities of MSI. CIB Marine is in the process of winding down the remaining affairs of these companies. CIB Marine retained liability for repurchase obligations of MSI relative to certain mortgage loans as a result of external fraud and/or documentation issues. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During 2005, 2006 and the first nine months of 2007, Canron paid $4.3 million in total liquidation distributions to its parent CIB Construction and CIB Construction paid $5.4 million in total dividends to CIB Marine.
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
     Due to the significant losses incurred in 2005 and 2006 and the expectation of additional losses in 2007, management has determined that it is not more likely than not that the entire net deferred tax asset of $77.4 million at December 31, 2006, which includes the entire net deferred tax asset of companies held for sale or disposal of $6.2 million, will be realized. Therefore, a valuation allowance for the entire amount has been established, including net deferred tax assets of companies held for sale or disposal.
INTRODUCTION
     The following is a discussion and analysis of CIB Marine’s consolidated financial condition as of December 31, 2006 and 2005, and its changes in financial condition and results of operations for the three years ended December 31, 2006, 2005 and 2004. References in the discussion below to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part II, Item 8 of this Form 10K.
OVERVIEW
     CIB Marine continued its focus on improving credit quality and financial condition during 2006. In addition, CIB Marine allocated increased resources to business development during 2006 as part of is strategic focus and sold or closed certain of its subsidiary bank branches. Net loss declined to $9.3 million in 2006 compared to a net loss of $11.7 million in 2005 and $17.3 million in 2004. While assets declined from $1.1 billion at December 2005 to $1.0 billion at December 2006, the majority of the decline was in the securities available for sale, as CIB Marine reduced its security portfolio to fund the deposits of sold branches. At both December 31, 2006 and 2005, CIB Marine had three companies included in assets and liabilities of companies held for disposal; CIB Construction, including Canron, MICR and MSI. The majority of the assets and operations of MICR and MSI were sold in prior periods and during 2006 CIB Marine continued to wind down the remaining business affairs of these two companies. Canron, a subsidiary of CIB Construction, continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process.
RESULTS OF OPERATIONS
     The following discussion relates to continuing operations unless otherwise noted.
     Net Income
     CIB Marine’s net loss was $9.3 million in 2006 compared to a net loss of $11.7 million in 2005. The decrease in net loss was primarily the result of a $3.3 million decrease in net loss from continuing operations, partially offset by a $0.9 million decline in the net income of discontinued operations. The decrease in discontinued operations was due to a $3.2 million decrease in pretax income from discontinued operations as CIB Marine continued its wind down of nonbank subsidiaries, partially offset by a $2.3 million decrease in income tax expense of discontinued operations primarily due to a change in the tax exposure reserves. Net loss from continuing operations was $9.8 million in 2006 compared to $13.1 million in 2005. The $3.3 million decrease in net loss from continuing operations was mainly due to a $5.2 million reduction in compensation and employee benefits as CIB Marine realized savings from its reduction in force program and the sale of certain branches, a $2.7 million gain on the sale of the deposits and assets of certain branches, a $0.5 million reduction in the net loss on securities and a $1.9 million decrease in the write down and losses on assets. These amounts were partially offset by a $4.3 million decrease in negative provision for credit losses during 2006 compared to 2005 and a $1.8 million decline in net interest income and a $1.1 million decrease in income tax benefit.
     The $0.5 million reduction in net loss on securities was mainly due to a $1.1 million impairment loss recognized in 2006 compared to a $2.0 million impairment loss in 2005. During the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. As a result of this sale, CIB Marine determined the full value of these securities at December 31, 2006 and 2005 would not be fully recovered and accordingly, recognized an other-than-temporary impairment loss during both 2006 and 2005.
     CIB Marine’s net loss was $11.7 million in 2005 compared to a net loss of $17.3 million in 2004. The decrease in net loss was primarily the result of a $15.4 million decrease in net loss from continuing operations, partially offset by a $9.7 million decline in the net income of discontinued operations as CIB Marine continued its wind down of nonbank subsidiaries. Net loss from continuing operations was $13.1 million in 2005 compared to $28.5 million in 2004. The $15.4 million decrease in net loss from continuing operations was mainly due to a $26.1 million decrease in provision for credit losses due to an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine during 2004 and 2005. This amount was partially offset by a $7.6 million decrease in net interest income and a $4.0 million decrease in income tax benefit. The results from discontinued operations are comprised of impairment losses on assets held for disposal, net gains and losses on sales of assets held for disposal and the operating results of companies held for disposal. The $9.7 million decrease in net income from discontinued operations during 2005 compared to 2004 was primarily due to a $15.1 million net pretax gain on the sale of CIB-Chicago, Commercial Finance and MSI during 2004, partially offset by a $2.0 million decrease in income tax expense of discontinued operations.
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
     The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred. There were no tax-exempt loans in 2006, 2005 or 2004. See Item 8, Note 21-Income Taxes in Part II of this Form 10-K for additional information.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31,
	2006			2005			2004
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Securities:
Taxable	$406,560	$18,512	4.55%	$476,249	$16,545	3.47%	$673,100	$15,535	2.31%
Tax-exempt (1)	3,520	161	4.57	10,551	509	4.82	43,022	1,660	3.86

Total securities	410,080	18,673	4.55	486,800	17,054	3.50	716,122	17,195	2.40
Loans held for sale	25	2	8.00	1,776	111	6.25	24,259	1,484	6.12
Loans (2)(3):
Commercial	50,234	3,879	7.72	114,331	6,771	5.92	528,242	27,251	5.16
Commercial real estate	418,907	30,790	7.35	457,125	30,146	6.59	1,289,930	77,033	5.97
Consumer	56,017	3,871	6.91	23,258	1,500	6.45	37,409	2,240	5.99

Total loans	525,158	38,540	7.34	594,714	38,417	6.46	1,855,581	106,524	5.74
Federal funds sold	79,731	4,300	5.39	133,585	4,296	3.22	126,717	1,891	1.49

Total interest-earning assets (1)	1,014,994	61,515	6.06	1,216,875	59,878	4.92	2,722,679	127,094	4.67

Noninterest-earning assets:
Cash and due from banks	22,886			28,255			48,120
Premises and equipment	12,572			14,910			26,993
Allowance for loan losses	(22,968)			(25,537)			(100,286)
Receivables from sale of stock	(176)			(739)			(3,775)
Accrued interest receivable and other assets	23,677			26,741			89,312

Total noninterest-earning assets	35,991			43,630			60,364

Total assets	$1,050,985			$1,260,505			$2,783,043

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$43,001	$425	0.99%	$55,764	$628	1.13%	$85,979	$994	1.16%
Money market	194,290	7,723	3.97	210,366	5,187	2.47	343,764	4,981	1.45
Other savings deposits	21,839	219	1.00	35,382	409	1.16	192,847	2,672	1.39
Time deposits (4)	507,013	20,880	4.12	641,274	20,773	3.24	1,674,168	48,973	2.93

Total interest-bearing deposits	766,143	29,247	3.82	942,786	26,997	2.86	2,296,758	57,620	2.51
Borrowings-short-term	22,915	1,008	4.40	25,939	823	3.17	61,317	2,364	3.86
Borrowings-long-term (4)	4,834	245	5.07	7,250	367	5.06	37,447	882	2.36
Junior subordinated debentures	61,857	7,742	12.52	61,857	6,636	10.73	61,857	5,710	9.23

Total borrowed funds	89,606	8,995	10.04	95,046	7,826	8.23	160,621	8,956	5.58

Total interest-bearing liabilities	855,749	38,242	4.47	1,037,832	34,823	3.36	2,457,379	66,576	2.71

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	91,668			112,470			185,606
Accrued interest and other liabilities	30,988			23,872			53,588

Total noninterest-bearing liabilities	122,656			136,342			239,194

Stockholders’ equity	72,580			86,331			86,470

Total liabilities and stockholders’ equity	$1,050,985			$1,260,505			$2,783,043

Net interest income and net interest spread (1)(5)		$23,273	1.59%		$25,055	1.56%		$60,518	1.96%

Net interest-earning assets	$159,245			$179,043			$265,300

Net interest margin (1)(6)			2.29%			2.06%			2.22%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.17			1.11

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and at December 31, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, 2006, 2005 and 2004 are not presented on a tax-equivalent basis. If 2006, 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.34%, 2.13% and 2.28%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.6 million, $0.9 million, and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(5)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(6)	Net interest margin is the ratio of net interest income to average interest-earning assets.

Reconciliation of net interest income

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest income reported in margin table(1)	$61,515	$59,878	$127,094
Interest income included in discontinued operations	(6)	(29)	(57,115)

Interest income as reported in consolidated statements of operations	61,509	59,849	69,979

Interest expense reported in margin table	38,242	34,823	66,576
Interest expense included in discontinued operations	—	(28)	(29,289)

Interest expense as reported in consolidated statements of operations	38,242	34,795	37,287

Net interest income reported in margin table(1)	23,273	25,055	60,518
Net discontinued operations	(6)	(1)	(27,826)

Net interest income, net of adjustments as reported in consolidated statement of operations	$23,267	$25,054	$32,692

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and at December 31, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, 2006, 2005 and 2004 are not presented on a tax-equivalent basis.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Year Ended December 31,
	2006			2005			2004
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Securities:
Taxable	$406,560	$18,512	4.55%	$476,249	$16,545	3.47%	$361,455	$9,062	2.51%
Tax-exempt (1)	3,520	161	4.57	10,551	509	4.82	20,060	866	4.32

Total securities	410,080	18,673	4.55	486,800	17,054	3.50	381,515	9,928	2.60
Loans held for sale	25	2	8.00	1,470	83	5.65	1,612	213	13.21
Loans (2)(3):
Commercial	50,234	3,873	7.71	114,331	6,769	5.92	295,138	15,022	5.09
Commercial real estate	418,907	30,790	7.35	457,125	30,147	6.59	696,582	41,829	6.00
Consumer	56,017	3,871	6.91	23,258	1,500	6.45	31,372	1,860	5.93

Total loans	525,158	38,534	7.34	594,714	38,416	6.46	1,023,092	58,711	5.74
Federal funds sold	79,731	4,300	5.39	133,585	4,296	3.22	70,776	1,127	1.59

Total interest-earning assets (1)	1,014,994	61,509	6.06	1,216,569	59,849	4.92	1,476,995	69,979	4.74

Noninterest-earning assets:
Cash and due from banks	22,886			28,255			32,605
Premises and equipment (4)	12,572			14,910			15,910
Allowance for loan losses	(22,968)			(25,537)			(52,237)
Receivables from sale of stock	(176)			(739)			(2,157)
Accrued interest receivable and other assets	23,677			26,741			39,086

Total noninterest- earning assets	35,991			43,630			33,207

Total assets of continuing operations	1,050,985			1,260,199			1,510,202
Assets of companies held for disposal(5)	—			306			1,272,841

Total assets	$1,050,985			$1,260,505			$2,783,043

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$43,001	$425	0.99%	$55,764	$628	1.13%	$63,291	$754	1.19%
Money market	194,290	7,723	3.97	210,366	5,187	2.47	293,044	4,326	1.48
Other savings deposits	21,839	219	1.00	35,382	409	1.16	40,611	501	1.23
Time deposits (6)	507,013	20,880	4.12	641,274	20,773	3.24	814,691	24,154	2.96

Total interest-bearing deposits(4)	766,143	29,247	3.82	942,786	26,997	2.86	1,211,637	29,735	2.45
Borrowings-short-term	22,915	1,008	4.40	25,633	795	3.10	32,065	1,325	4.13
Borrowings-long-term (6)	4,834	245	5.07	7,250	367	5.06	10,060	517	5.14
Junior subordinated debentures	61,857	7,742	12.52	61,857	6,636	10.73	61,857	5,710	9.23

Total borrowed funds	89,606	8,995	10.04	94,740	7,798	8.23	103,982	7,552	7.26

Total interest-bearing liabilities	855,749	38,242	4.47	1,037,526	34,795	3.35	1,315,619	37,287	2.83

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits(4)	91,668			112,470			124,108
Accrued interest and other liabilities	30,988			23,872			25,495

Total noninterest- bearing liabilities	122,656			136,342			149,603

Liabilities of continuing operations	978,405			1,173,868			1,465,222
Liabilities of companies held for disposal	—			306			1,231,351

Total liabilities	$978,405			$1,174,174			$2,696,573
Stockholders’ equity	72,580			86,331			86,470

Total liabilities and stockholders’ equity	$1,050,985			$1,260,505			$2,783,043

Net interest income and net interest spread (1)(7)		$23,267	1.59%		$25,054	1.57%		$32,692	1.91%

Net interest-earning assets	$159,245			$179,043			$161,376

Net interest margin (1)(8)			2.29%			2.06%			2.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.17			1.12

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and at December 31, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, 2006, 2005 and 2004 are not presented on a tax-equivalent basis. If 2006, 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.34% , 2.13% and 2.29%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.6 million, $0.9 million, and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(4)	Includes fixed assets and deposits of branches held for sale or sold during 2006.

(5)	Excludes average loans of $1.6 million for 2004 held by CIB-Chicago, which on a consolidated basis are classified as receivables from sale of stock. See Item 8, Note 14-Stockholders’ Equity in Part II of this Form 10-K for information on receivables from sale of stock.

(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(7)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(8)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.
     Net interest income decreased $1.8 million, or 7.1%, from $25.1 million in 2005 to $23.3 million in 2006. The decrease was mainly volume driven as the average interest-earning assets, net of interest-bearing liabilities declined $19.8 million during 2006 compared to 2005. The impact of the volume decline was partially offset by a 2 basis point increase in the net interest spread. Net interest income decreased $7.6 million, or 23.4%, from $32.7 million in 2004 to $25.1 million in 2005. The decrease was mainly due to a $260.4 million decline in the average balance of interest-earning assets partially offset by an 18 basis point increase in the average yield on these assets.
     The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities and average rates earned and paid.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31, 2006 Compared to				Year Ended December 31, 2005 Compared to
	Year Ended December 31, 2005 (2)				Year Ended December 31, 2004 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(2,662)	$4,629	$1,967	11.89%	$(5,386)	$6,396	$1,010	6.50%
Securities-tax-exempt (1)	(324)	(24)	(348)	(68.37)	(1,487)	336	(1,151)	(69.34)

Total securities	(2,986)	4,605	1,619	9.49	(6,873)	6,732	(141)	(0.82)
Loans held for sale	(133)	24	(109)	(98.20)	(1,404)	31	(1,373)	(92.52)
Commercial	(4,545)	1,653	(2,892)	(42.71)	(24,012)	3,532	(20,480)	(75.15)
Commercial real estate	(2,642)	3,286	644	2.14	(54,200)	7,313	(46,887)	(60.87)
Consumer	2,257	114	2,371	158.07	(902)	162	(740)	(33.04)

Total loans (including fees)	(4,930)	5,053	123	0.32	(79,114)	11,007	(68,107)	(63.94)
Federal funds sold	(2,169)	2,173	4	0.09	108	2,297	2,405	127.18

Total interest income (1)	(10,218)	11,855	1,637	2.73	(87,283)	20,067	(67,216)	(52.89)

Interest Expense
Interest-bearing demand deposits	(133)	(70)	(203)	(32.32)	(341)	(25)	(366)	(36.82)
Money market	(423)	2,959	2,536	48.89	(2,416)	2,622	206	4.14
Other savings deposits	(143)	(47)	(190)	(46.45)	(1,882)	(381)	(2,263)	(84.69)
Time deposits	(4,863)	4,970	107	0.52	(32,978)	4,778	(28,200)	(57.58)

Total deposits	(5,562)	7,812	2,250	8.33	(37,617)	6,994	(30,623)	(53.15)
Borrowings-short-term	(105)	290	185	22.48	(1,178)	(363)	(1,541)	(65.19)
Borrowings-long-term	(121)	(1)	(122)	(33.24)	(1,048)	533	(515)	(58.39)
Junior subordinated debentures	—	1,106	1,106	16.67	—	926	926	16.22

Total borrowed funds	(226)	1,395	1,169	14.94	(2,226)	1,096	(1,130)	(12.62)

Total interest expense	(5,788)	9,207	3,419	9.82	(39,843)	8,090	(31,753)	(47.69)

Net interest income (1)	$(4,430)	$2,648	$(1,782)	(7.11)%	$(47,440)	$11,977	$(35,463)	(58.60)%

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and at December 31, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, 2006, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.
CIB MARINE-CONTINUING OPERATIONS ONLY:

	Year Ended December 31, 2006 Compared to				Year Ended December 31, 2005 Compared to
	Year Ended December 31, 2005 (2)				Year Ended December 31, 2004 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(2,662)	$4,629	$1,967	11.89%	$3,379	$4,104	$7,483	82.58%
Securities-tax-exempt (1)	(324)	(24)	(348)	(68.37)	(450)	93	(357)	(41.22)

Total securities	(2,986)	4,605	1,619	9.49	2,929	4,197	7,126	71.78
Loans held for sale	(106)	25	(81)	(97.59)	(18)	(112)	(130)	(61.03)
Commercial	(4,540)	1,644	(2,896)	(42.78)	(10,390)	2,138	(8,252)	(54.93)
Commercial real estate	(2,642)	3,285	643	2.13	(15,477)	3,794	(11,683)	(27.93)
Consumer	2,257	114	2,371	158.07	(513)	153	(360)	(19.35)

Total loans (including fees)	(4,925)	5,043	118	0.31	(26,380)	6,085	(20,295)	(34.57)
Federal funds sold	(2,169)	2,173	4	0.09	1,475	1,694	3,169	281.19

Total interest income (1)	(10,186)	11,846	1,660	2.77	(21,994)	11,864	(10,130)	(14.48)

Interest Expense
Interest-bearing demand deposits	(133)	(70)	(203)	(32.32)	(87)	(39)	(126)	(16.71)
Money market	(423)	2,959	2,536	48.89	(1,463)	2,324	861	19.90
Other savings deposits	(142)	(48)	(190)	(46.45)	(61)	(31)	(92)	(18.36)
Time deposits	(4,863)	4,970	107	0.52	(5,474)	2,093	(3,381)	(14.00)

Total deposits	(5,561)	7,811	2,250	8.33	(7,085)	4,347	(2,738)	(9.21)
Borrowings-short-term	(92)	305	213	26.79	(235)	(295)	(530)	(40.00)
Borrowings-long-term	(122)	—	(122)	(33.24)	(142)	(8)	(150)	(29.01)
Junior subordinated debentures	—	1,106	1,106	16.67	—	926	926	16.22

Total borrowed funds	(214)	1,411	1,197	15.35	(377)	623	246	3.26

Total interest expense	(5,775)	9,222	3,447	9.91	(7,462)	4,970	(2,492)	(6.68)

Net interest income (1)	$(4,411)	$2,624	$(1,787)	(7.13)%	$(14,532)	$6,894	$(7,638)	(23.36)%

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and at December 31, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, 2006, 2005 and 2004 are not presented on a tax-equivalent basis.

(2)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

     Interest Income
     Total interest income increased $1.7 million, or 2.8%, from $59.9 million in 2005 to $61.5 million in 2006. The increase was the result of a 114 basis point increase in the average yields earned on interest-earning assets, offset by a $201.6 million decline in average balances on interest-earning assets. The increase in the average yield was primarily due to a rising rate environment. The volume decrease on interest-earning assets was driven by a $69.6 million decrease in average loan balances, a $76.7 million decrease in securities and a $53.9 million decrease in federal funds sold. The overall decline in the volume of average interest-earning assets was primarily due to the decline in the average loan balances outstanding due to market conditions, limited lending personnel and collection efforts and a decline in securities and federal funds sold due to CIB Marine’s asset liability management in response to the decline in average deposits.
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
     Interest Expense
     Total interest expense increased $3.4 million, or 9.9%, from $34.8 million in 2005 to $38.2 million in 2006. The increase was the result of a 112 basis point increase in the average rate paid on interest-bearing liabilities, partially offset by a $181.8 million decrease in the average balances of interest-bearing liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, increased $2.2 million, or 8.3%, from $27.0 million in 2005 to $29.2 million in 2006, due to a 96 basis point increase in average deposits yields, partially offset by a $176.6 million reduction in average deposit balances. The decline in the average deposit volume was a result of CIB Marine’s branch sales during 2006 and less competitive pricing in a rising rate environment. Interest expense on borrowed funds during 2006 increased by $1.2 million during 2006 compared to 2005 primarily due to higher yields in a rising interest rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures.
     Total interest expense decreased $2.5 million, or 6.7%, from $37.3 million in 2004 to $34.8 million in 2005. This reduction was driven by a $278.1 million decrease in the average balances of interest-bearing liabilities, partially offset by a 52 basis point increase in the average rate paid on these liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $2.7 million, or 9.2%, from $29.7 million in 2004 to $27.0 million in 2005, due to a $268.9 million reduction in average deposit balances, partially offset by a 41 basis point increase in average deposits yields. The decline in the average deposit volume was a result of CIB Marine’s liability and pricing management initiatives in response to reduced interest-earning assets. While CIB Marine offered less competitive market rates, the rising rate environment resulted in an overall increased yield on these deposits. The decline in interest expense on deposits was partially offset by a $0.2 million increase in interest expense on borrowed funds driven primarily due to a higher yields in a rising interest rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures.
     Net Interest Margin/Net Interest Spread
     CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased by 23 basis points during 2006 compared to 2005 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased by 2 basis points during the same period. The increase in the net interest margin and net interest spread were primarily due to rising yields in assets relative to rising yields in liabilities. The net interest margin widened more than the net interest spread due to the increase in yields of assets funded by noninterest-bearing liabilities. CIB Marine’s net interest margin and net interest spread are adversely impacted by low loan volumes, high nonaccrual loans, low saving deposit balances and high junior subordinated debt relative to interest earning assets.

     CIB Marine’s net interest spread decreased by 34 basis points in 2005 compared to 2004. The decrease was primarily due to the change in the mix of average interest-earning assets as higher yielding loans which comprised 69.3% of total average interest-earning assets in 2004 decreased to 48.9% of average interest-earning assets in 2005. During 2005, the investment balances as a percentage of average interest-earning assets increased as loans declined faster than deposits. The net interest margin declined 15 basis points during the same period.
     Provision for Credit Losses
     The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a negative $4.4 million during 2006, compared to a negative $8.7 million during 2005. The negative provision in both years is mainly due to an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine beginning in 2004. The change in the amount of the provision during 2006 compared to 2005 is primarily due to higher net recoveries in 2005 than in 2006 and an increase in the amount of loans outstanding at December 31, 2006 compared to 2005. During 2006, CIB Marine had net recoveries of $0.4 million compared to $4.0 million during 2005, and nonaccrual loans for these companies decreased 29.0 % in 2006 compared to 2005.
     The provision for credit losses was a negative $8.7 million during 2005, compared to a $17.4 million expense during 2004. The decrease in the provision is primarily due to a decline in the amount of loans outstanding and an improvement in the overall quality of the credit portfolio as a result of actions taken by CIB Marine in 2004 and 2005. During 2005, CIB Marine had net recoveries of $4.0 million compared to $41.5 million in net charge-offs during 2004, and nonaccrual loans for these companies decreased 46.4 % in 2005 compared to 2004.
     Noninterest Income
     Noninterest income increased $1.5 million, or 52.9%, from $2.9 million in 2005 to $4.4 million in 2006. The increase was due to a $2.7 million net gain on the sale of the deposits and assets of six branches during 2006 partially offset by a $0.4 million gain on sale of securities during 2005 compared to none in 2006 and a $0.4 decrease in other service fees. The decrease in other service fees is primarily due to fees collected by CIB Marine during the first quarter of 2005 for processing services it provided to CIB-Chicago subsequent to the sale of CIB-Chicago.
     Noninterest income decreased $0.8 million, or 21.3%, from $3.7 million in 2004 to $2.9 million in 2005. The decrease was primarily due to a $0.9 million decrease in loan fees and a $0.5 million decrease in deposit service charges resulting from lower loan and deposit volumes in 2005 compared to 2004. The decrease in loan and service fees was partially offset by a $0.4 million gain on sale of securities during 2005 compared to none in 2004.
     Noninterest Expense
     Total noninterest expense decreased $9.0 million, or 17.6%, from $51.0 million in 2005, to $42.0 million in 2006. The decrease was primarily the result of the following:
•	Compensation and employee benefits expense is the largest component of noninterest expense and represented 48.8% of total noninterest expense for 2006 compared to 50.4% for 2005. Compensation and employee benefits expense decreased $5.2 million or 20.3% from $25.7 million in 2005 to $20.5 million in 2006. The decrease is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004. The cost savings program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions. Additionally, CIB Marine closed one branch and sold six branches during 2006 and closed three branches and sold one during 2005. The total number of full-time equivalent employees of companies included in continuing operations, decreased from 359 at December 31, 2005 to 301 at December 31, 2006.

On January 1, 2006, CIB Marine adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123 (R)”), “Share-Based Payments”. A key provision of SFAS No. 123 (R) requires public companies to adopt Statement 123’s fair-value method of accounting for stock optons. Under this method, the cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value of these instruments. The cost is recognized over the requisite service period. SFAS No. 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Pro forma disclosure for grants after 2005 is no longer an alternative. Prior to 2006, CIB Marine accounted for stock options in accordance with APB Opinion 25, as allowed under SFAS No. 123, and therefore, no compensation cost had been recognized in connection with stock options granted in any year prior to 2006. During 2006, CIB Marine adopted SFAS 123 (R) on a modified prospective basis and accordingly, recorded a $0.1 million compensation expense in 2006 related to stock options.

•	During 2006, CIB Marine recognized a net gain on the sale of assets of $2.7 million which is included in noninterest income. During 2005, CIB Marine recognized $1.9 million in write down and losses on assets. The $1.9 million loss recognized during 2005 was mainly due to a $1.7 million loss on the sale of a limited number of commercial real estate and commercial construction loans, a $0.3 million impairment loss on fixed assets of closed facilities and a $0.1 million impairment loss on its equity interest in a small business investment company. These losses were partially offset by a $0.3 million gain on the sale of the fixed assets and deposits of its Sebring, Florida branch.

•	During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at December 31, 2006. Accordingly, CIB Marine realized a $1.1 million other-than-temporary loss on these certain securities during 2006 compared to $2.0 million during 2005. See the Securities discussion for further information.

•	Other noninterest expense decreased $0.2 million from $9.4 million during 2005 to $9.2 million during 2006. Included in noninterest expense is a $1.8 million contingent liability expense related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 3-Legal Proceedings in Part II of this Form 10-K for further information on the settlement. Offsetting the 2006 settlement expense is a $0.8 million decrease in advertising, supplies, shipping and handling due to management initiatives and closing/sale of branches; a $0.5 million decrease in FDIC and state assessments; a $0.2 million decrease in collection expense; and a $0.4 million decrease in other noninterest expense.
     Total noninterest expense decreased $1.8 million, or 3.3%, from $52.7 million in 2004, to $51.0 million in 2005. The decrease was primarily the result of the following:.
•	Compensation and employee benefits expense is the largest component of noninterest expense and represented 50.4% of total noninterest expense for 2005 compared to 54.6% for 2004. Compensation and employee benefits expense decreased $3.1 million or 10.7% from $28.8 million in 2004 to $25.7 million in 2005. The decrease in compensation and employee benefit expense is primarily due to an overall cost savings program initiated by CIB Marine in the second half of 2004. The cost savings program included a reduction in force program, restrictions on salaries and hiring, tight expense controls and some executive management salary reductions. Additionally, CIB Marine closed three branches and sold one branch during 2005. The total number of full-time equivalent employees of companies included in continuing operations, decreased from 482 at December 31, 2004 to 359 at December 31, 2005. These reductions were partially offset by $0.8 million of severance expense in 2005 compared to $0.1 million in 2004 and a $0.3 million increase in CIB Marine’s total contribution to its employee 401(k) plan. During the first quarter of 2004, CIB Marine suspended the matching contribution to the 401(k) plan. In 2005, CIB Marine reinstated and increased the matching contribution to the 401(k) plan.

•	Professional services decreased $2.1 million in 2005 compared to 2004. The decrease was primarily due to expenses incurred in 2004 related to the special investigation and strategic planning, partially offset by an increase in expenses during 2005 related to legal actions filed against CIB Marine. See Item 3-Legal Proceedings in Part II of this Form 10-K for further discussion of these legal actions. In October 2003, a Special Review Committee of the Board of Directors of CIB Marine was established to evaluate credit and other issues which had come to the attention of the Board of Directors. The committee engaged the assistance of outside advisors, including independent legal counsel and an external loan review firm, to conduct an independent investigation of these developments. The investigation was completed in the fourth quarter of 2004. Costs associated with this investigation were approximately $2.1 million in 2004. Additionally, in early 2004, the Board of Directors also engaged a consulting firm to investigate various strategic alternatives to strengthen the capital position of the company. Professional services costs related to this process during 2004 were approximately $0.9 million.

•	During 2005, CIB Marine recognized $1.9 million in write down and losses on assets compared to $2.0 million in 2004. The $1.9 million loss recognized during 2005 was mainly due to a $1.7 million loss on the sale of a limited number of commercial real estate and commercial construction loans, a $0.3 million impairment loss on fixed assets of closed facilities and a $0.1 million impairment loss on its equity interest in a small business investment company. These losses were partially offset by a $0.3 million gain on the sale of the fixed assets and deposits of its Sebring, Florida branch. The $2.0 million loss in 2004 is primarily comprised of a $0.6 million loss on loans sold by its mezzanine lending company, a $0.6 million loss on foreclosed properties, and a $0.7 million market value loss on its unconsolidated interests in two closely held businesses.

•	During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at December 31, 2005. Accordingly, CIB Marine realized a $2.0 million other-than-temporary loss on these certain securities during the first quarter of 2005. See the Securities discussion for further information.
     Income Taxes
     CIB Marine provides for income taxes currently payable or currently refundable, and for income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax (benefit) expense rates from continuing operations for the years ended December 31, 2006, 2005 and 2004 were (1.0)%, (8.4)% and (15.5)%, respectively. The continuing operations income tax benefits for 2006 and 2005 consisted primarily of the allocation of taxes, in accordance with the tax sharing agreements from companies included in discontinued operations that would have been payable, had it not been for the losses from continuing operations included in the consolidated returns. The income tax benefit for 2004 resulted from the carryback of a portion of the 2004 net operating loss to collect all remaining recoverable income taxes paid in prior years and the apportionment of taxes between continuing and discontinued operations, similar to 2006 and 2005. A valuation allowance was provided in 2006 and 2005 to completely offset any net deferred tax benefits, including benefits related to net operating loss and tax credit carryforwards.
     CIB Marine is currently under audit by the Illinois Department of Revenue (“IDR”) relative to its investment in an Illinois REIT. The REIT was formed as a subsidiary of a former Illinois subsidiary that was sold in 2004. Although CIB Marine believes it has both statutory authority and sound business purposes for establishing the REIT, the IDR audit has caused it to re-examine its Illinois tax exposure. Consequently CIB Marine charged its 2005 discontinued operations in the amount of $1.9 million to recognize its exposure and that liability remains at December 31, 2006.
     Additionally, in 2005 Canron, which is included in discontinued operations, had a net reduction in prior year exposure items of $0.4 million related to certain individually insignificant items.
FINANCIAL CONDITION
Overview
     During 2006, CIB Marine continued its focus on improving its credit quality and financial condition. In addition, CIB Marine also allocated increased resources to business development during 2006 as part of its strategic focus and sold or closed certain of its subsidiary bank branches. At December 31, 2006, CIB Marine had total assets of $1.0 billion, a decrease of $140.8 million, or 12.4% from $1.1 billion at December 31, 2005. The majority of the asset decrease occurred in investment securities which decreased by $147.8 million, mainly in response to the decline in overall deposits resulting from branch sales and a less aggressive deposit pricing strategy by CIB Marine.
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
     The carrying value and yield of CIB Marine’s securities are set forth in the following table.

	Year Ended December 31, (1)
	2006		2005		2004
		Yield to		Yield to		Yield to
	Amount	Maturity	Amount	Maturity	Amount	Maturity
	(Dollars in thousands)
U.S. government agencies	$101,321	4.83%	$155,867	3.88%	$194,164	2.17%
Obligations of states and political subdivisions	32,067	5.10	27,580	5.07	15,738	4.82
Other notes and bonds	350	6.66	350	6.73	350	6.73
Asset-backed securities	2,192	5.65	9,568	3.72	—	—
Corporate commercial paper	4,384	5.40	13,033	4.49	12,658	2.48
Mortgage-backed securities	194,854	4.93	263,727	4.36	143,005	3.56

Total securities before market value adjustment	335,168	4.93%	470,125	4.23%	365,915	2.84%
Available for sale market value adjustment	(1,880)		(3,435)		(642)

Total securities available for sale	333,288		466,690		365,273
Federal Home Loan Bank and Federal Reserve Bank stock at cost	12,314	3.30	26,719	3.07	13,751	5.93

Total securities	$345,602		$493,409		$379,024

(1)	In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, 2006, 2005 and 2004 are not presented on a tax-equivalent basis.
     Total securities outstanding at December 31, 2006, were $345.6 million, a decrease of $147.8 million, or 30.0%, from $493.4 million at December 31, 2005. The majority of the decrease was in U.S. government agencies and mortgage-backed securities which decreased $54.5 million and $68.9 million, respectively. The decrease was due to CIB Marine’s liquidity risk management strategies in response to reduced deposits resulting from branch sales and less competitive pricing by CIB Marine. The ratio of total securities to total assets was 34.6% and 43.3% at December 31, 2006 and 2005, respectively.
     At December 31, 2006, 29.2% of the portfolio consisted of U.S. government agency securities, compared to 31.4% at December 31, 2005, and 56.1% of the portfolio consisted of mortgage-backed securities compared to 52.9% at those same periods. Obligations of states and political subdivisions represented 9.2% of the portfolio at December 31, 2006, compared to 5.6% at December 31, 2005. Most of these obligations were general obligations of states or political subdivisions of states in which CIB Marine’s subsidiaries are located. Commercial paper accounted for 1.3% of the portfolio at December 31, 2006 and 2.6% of the portfolio in 2005.
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
     As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowing. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. In September, 2007, the FHLB Chicago notified its members that it had received a draft consent cease and desist order from its regulator which could impact CIB Marine’s ability to sell its remaining voluntary stock investment in FHLB Chicago. The draft cease and desist order the FHLB Chicago received includes a prohibition of capital stock repurchase and redemptions by the FHLB-Chicago from its members unless otherwise approved by its regulators. See the subsequent events discussion for further information on the draft of the consent cease and desist order the FHLB Chicago received. As of December 31, 2006, CIB Marine had $11.5 million in FHLB Chicago stock, of which $0.6 million was categorized as required.
     During the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supports CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were also used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. As a result of the 2007 sale of securities, CIB Marine determined the full value of these securities at December 31, 2006 would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $1.1 million and $2.0 million on these securities during 2006 and 2005, respectively. Based on its evaluation of the other individual securities in its available for sale portfolio at December 31, 2006, which were not subsequently sold, CIB Marine has determined that it has no other securities in its portfolio which are other-than-temporarily impaired.
     The following table presents the maturities and weighted average yields of securities as of December 31, 2006.

	December 31, 2006
	1 Year and Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
		Yield to		Yield to		Yield to		Yield to		Yield to
	Balance	Maturity	Balance	Maturity	Balance	Maturity	Balance	Maturity	Balance	Maturity
	(Dollars in thousands)
U.S. government agencies	$32,789	3.65%	$68,533	5.40%	$—	—%	$—	—%	$101,321	4.83%
Obligations of states and political subdivisions	739	5.02	1,103	5.30	11,957	4.92	18,268	5.21	32,067	5.10
Other notes and bonds	150	7.20	200	6.25	—	—	—	—	350	6.66
Asset-backed securities	—	—	—	—	1,038	5.72	1,154	5.59	2,192	5.65
Commercial paper	4,384	5.40	—	—	—	—	—	—	4,384	5.40
Mortgage-backed securities	832	5.23	8,795	5.26	28,129	5.53	157,098	4.80	194,854	4.93

Total securities before market value adjustment	$38,893	3.92%	$78,631	5.39%	$41,124	5.36%	$176,520	4.85%	$335,168	4.93%

Available for sale market value adjustment									(1,880)

Total securities available for sale									333,288
Federal Home Loan Bank and Federal Reserve Bank stock at cost	—	—	—	—	—	—	12,314	3.30	12,314	3.30

Total securities									$345,602

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
     Loans, net of the allowance for loan losses, were $501.7 million at December 31, 2006, an increase of $11.1 million, or 2.3%, from $490.7 million at December 31, 2005, and represented 50.3% and 43.1% of CIB Marine’s total assets at December 31, 2006 and December 31, 2005, respectively. The majority of the increase was in home equity loans and commercial real estate construction loans which increased $45.4 million and $21.7 million, respectively. The increase in the home equity portfolio was due to the purchase of a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance

Corporation. Commercial and commercial real estate declined by a total of $60.4 million. Additionally, the allowance for loan losses decreased by $4.0 million due to the improved credit quality of the portfolio as a result of actions taken by CIB Marine.
     The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2006		2005		2004		2003		2002
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$49,777	9.5%	$69,048	13.4%	$193,574	25.9%	$708,252	29.9%	$928,992	34.3%
Factored receivables	—	—	—	—	—	—	11,447	0.5	6,780	0.2
Commercial real estate	282,233	54.0	323,384	62.6	404,503	54.1	1,184,542	50.1	1,157,136	42.7
Commercial real estate construction	111,040	21.3	89,313	17.3	109,676	14.7	363,822	15.4	513,804	18.9
Residential real estate	19,225	3.7	19,925	3.9	31,027	4.1	85,893	3.6	91,577	3.4
Home equity loans	57,990	11.1	12,603	2.4	7,701	1.0	12,272	0.5	15,100	0.6
Consumer loans	2,363	0.4	2,179	0.4	2,124	0.3	3,554	0.2	6,032	0.2
Receivables from sale of stock	(151)	(0.0)	(202)	(0.0)	(946)	(0.1)	(5,208)	(0.2)	(7,937)	(0.3)

Gross loans	522,477	100.0%	516,250	100.0%	747,659	100.0%	2,364,574	100.0%	2,711,484	100.0%

Deferred loan fees	247		(706)		(1,044)		(4,533)		(7,478)

Total loans	522,724		515,544		746,615		2,360,041		2,704,006
Allowance for loan losses	(20,906)		(24,882)		(29,551)		(109,872)		(65,122)

Net loans	$501,818		$490,662		$717,064		$2,250,169		$2,638,884

CIB MARINE-CONTINUING OPERATIONS ONLY:

	December 31,
	2006		2005		2004		2003		2002
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$49,777	9.5%	$69,048	13.4%	$193,574	25.9%	$416,323	33.8%	$556,754	39.6%
Commercial real estate	282,233	54.0	323,384	62.6	404,503	54.1	537,791	43.6	508,474	36.2
Commercial real estate construction	111,040	21.3	89,313	17.3	109,676	14.7	205,359	16.6	263,625	18.7
Residential real estate	19,125	3.7	19,925	3.9	31,027	4.1	63,120	5.1	60,469	4.3
Home equity loans	57,990	11.1	12,603	2.4	7,701	1.0	9,876	0.8	10,478	0.8
Consumer loans	2,363	0.4	2,179	0.4	2,124	0.3	3,030	0.2	5,389	0.4
Receivables from sale of stock	(151)	(0.0)	(202)	(0.0)	(946)	(0.1)	(1,530)	(0.1)	—	—

Gross loans	522,377	100.0%	516,250	100.0%	747,659	100.0%	1,233,969	100.0%	1,405,189	100.0%

Deferred loan fees	247		(706)		(1,044)		(2,557)		(4,225)

Total loans	522,624		515,544		746,615		1,231,412		1,400,964
Allowance for loan losses	(20,906)		(24,882)		(29,551)		(54,382)		(31,756)

Net loans	$501,718		$490,662		$717,064		$1,177,030		$1,369,208

     Commercial Loans. At December 31, 2006, commercial loans totaled $49.8 million, a decrease of $19.3 million, or 27.9%, from the prior year-end and represented 9.5% of gross loans. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Commercial loans generally have floating interest rates.
     Commercial Real Estate Loans. At December 31, 2006, commercial real estate loans decreased $41.2 million, or 12.7%, from the prior year end and represented 54.0% of gross loans. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates. CIB Marine’s underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.
     Commercial Real Estate Construction Loans. At December 31, 2006, commercial real estate construction loans totaled $111.0 million, an increase of $21.7 million, or 24.3%, over the prior year end and represented 21.3%

of gross loans. Commercial real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Prior to approving construction financing CIB Marine generally requires that permanent financing for the project has been approved by CIB Marine or a nonaffiliated third party or there is a significant number of pre-sold units or pre-leased units (depending on project type) to evidence the economic viability of the project. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable rates.
     Residential Real Estate Loans. At December 31, 2006, residential mortgage loans, which are not held for sale totaled $19.1 million and represented 3.7% of gross loans, compared to $19.9 million and 3.9%, respectively, at December 31, 2005.
     Home Equity and Consumer Loans. CIB Marine also offers a variety of other types of consumer loans, including installment, home equity, and credit card loans. These consumer loans totaled $60.4 million at December 31, 2006 and represented 11.5% of gross loans, compared to $14.8 million and 2.8%, respectively, at December 31, 2005. During 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. See the subsequent events discussion for information on a second pool purchased in 2007.
     Leveraged Financing. CIB Marine has also provided leveraged financing, including mezzanine loans, to certain of its borrowers through CIB Marine Capital. Typically, the collateral coverage on these loans is insufficient to secure a senior debt position. These loans are generally commercial, commercial real estate or commercial construction loans. Mezzanine loans are, by their nature, inherently riskier than senior debt position loans. These loans are typically secured by a junior position on some or all of the assets of the borrower. CIB Marine may have also required other credit enhancements, such as personal and corporate guarantees, on these borrowings. The additional inherent risk on these loans is taken into consideration in establishing the allowance for loan losses relative to these loans. During the fourth quarter of 2003, CIB Marine Capital ceased to offer new loans and began the winding down of its affairs, including the sale and collection of outstanding loans. CIB Marine does not expect the mezzanine loan portfolio will represent a significant portion of the total loan portfolio in the future. At both December 31, 2006 and 2005, CIB Marine Capital had $0.8 million in gross mezzanine loans outstanding which are included in the applicable loan categories At December 31, 2006, a specific reserve for the full amount of the outstanding loan balance was allocated to these loans, and at December 31, 2005 the specific reserve was $0.3 million.
     Receivables from Sale of Stock. CIB Marine’s subsidiary banks have made loans to borrowers to purchase CIB Marine stock in private placement offerings from CIB Marine, or from other shareholders. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock that are not sufficiently collateralized by assets other than CIB Marine stock are accounted for as a reduction of stockholders’ equity unless the loan has been repaid prior to the issuance of the financial statements. Such loans are recorded as receivables from sale of stock (a contra-equity account) and totaled $0.2 million at both December 31, 2006 and December 31, 2005. Interest earned on these loans was $0.01 million in 2006, $0.03 million in 2005, and $0.2 million in 2004, and is included in “interest and dividend income-loans” and “discontinued operations” as appropriate.
     Loan Maturities. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2006. Maturities are based upon contractual terms of the underlying loans.

	1 year	1 to 5	Over
	and less	years	5 years	Total
	(Dollars in thousands)
Commercial	$35,424	$13,332	$1,268	$50,024
Commercial real estate	75,532	127,454	79,247	282,233
Commercial real estate construction	74,369	36,671	—	111,040
Residential real estate	9,562	5,515	4,048	19,125
Home equity loans	45,698	11,276	1,016	57,990
Consumer loans	953	1,322	88	2,363
Loans to Purchase stock	(151)	—	—	(151)

Total gross loans	$241,387	$195,570	$85,667	$522,624

Sensitivity to changes in interest rates
Fixed rates	100,066	123,210	46,122	269,398
Variable rates	141,321	72,360	39,545	253,226

Total gross loans	$241,387	$195,570	$85,667	$522,624

Credit Concentrations
     At December 31, 2006 CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At December 31, 2006, the total outstanding commitments on the borrowing relationship exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, was 25.8% of equity and 3.5% of total loans, and the principal drawn and outstanding on loans in this one borrowing relationship was $3.1 million. As of December 31, 2006 all loans within this borrowing relationship were current. At December 31, 2005, CIB Marine also had one borrowing relationship that exceeded 25% of stockholders’ equity. At December 31, 2005, the total outstanding commitments on this borrowing relationship to a commercial general contractor, including lines of credit not fully drawn, were 25.1% of equity and 3.9% of total loans, and the principal drawn and outstanding was $12.6 million.
     At December 31, 2006, CIB Marine also had credit relationships within six industries or industry groups with loans outstanding in that industry or industry group that exceeded 25% of its stockholders’ equity:

			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$143.2	27%	200%
Residential Real Estate Developers	112.3	22	157
Motel and Hotel	40.1	8	56
Nursing/Convalescent Homes	28.7	6	40
Retail Trade	22.6	4	32
Health Care Facilities	20.9	4	29
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
     Loan Approval. The approval process for a loan depends upon the size of the borrowing relationship. Depending on the size, new loans and modifications or renewals of existing loans are approved either under a signature authority matrix or by the Executive Loan Committee, as created by the Board of Directors. In general, loans are approved under a sponsor/approver system (signature matrix) under which the Executive Loan Committee has granted pre-approved limits for individual lenders and credit department staff. The line personnel sponsor the credit and the credit department personnel approve the credit up to their assigned authority. The Executive Loan Committee reviews and approves all loans, renewals or modifications of existing loans to a borrower, or a related group of borrowers, which are individually or in the aggregate, including existing credits to such a borrower, or related group of borrowers, $2.5 million or greater. Since 2004 the Board has affirmed its commitment to limiting credit relationships. In 2006, the company further determined to target a lower exposure of $15.0 million per relationship except under certain circumstances. In 2006, CIB Marine’s President and CEO and the Chief Credit Officer of CIB Marine continued to hold veto authority over any loan. CIB Marine believes that these procedures have strengthened its underwriting process and provide additional controls to monitor and evaluate credit concentrations.
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
Allowance for Loan Losses
     CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. At December 31, 2006, the allowance for loan losses was $20.9 million or 4.0% of total loans compared to $24.9 million, or 4.8% of total loans at December 31, 2005. Total charge-offs for 2006 were $0.6 million, while recoveries were $1.0 million. This compares to loan charge offs of $3.9 million and recoveries of $7.9 million in 2005. The decrease in the allowance was primarily due to the improved credit quality of the portfolio and the change in the mix of the portfolio. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K.
     The following table summarizes changes in the allowance for loan losses for each of the periods indicated.

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$24,882	$29,551	$109,872	$65,122	$35,855
Loans charged-off:
Commercial:
Commercial	(64)	(1,380)	(53,848)	(31,011)	(14,443)
Factored receivables	—	—	—	(95)	—
Commercial real estate:
Commercial real estate	(471)	(1,945)	(21,432)	(18,115)	(2,752)
Commercial real estate construction	—	(524)	(4,487)	(53,668)	—
Consumer:
Residential real estate	(78)	(49)	(95)	(153)	(79)
Home equity	—	—	—	—	(70)
Consumer	(9)	(13)	(117)	(97)	(155)

Total charged-off	(622)	(3,911)	(79,979)	(103,139)	(17,499)

Recoveries of loans charged-off:
Commercial:
Commercial	664	6,017	4,382	1,830	757
Factored receivables	—	—	—	4	—
Commercial real estate:
Commercial real estate	352	1,769	3,796	155	294
Commercial real estate construction	—	89	113	—	—
Consumer:
Residential real estate	—	23	215	3	20
Home equity	—	—	—	—	6
Consumer	14	13	48	51	57

Total recoveries	1,030	7,911	8,554	2,043	1,134

Net loans recovered (charged-off)	408	4,000	(71,425)	(101,096)	(16,365)
Allowance acquired	—	—	—	—	122
Allowance on loans sold	—	—	(38,842)	—	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	—	5,000	—	—
Provision for loan losses	(4,384)	(8,669)	24,946	145,846	45,510

Balance at end of year	$20,906	$24,882	$29,551	$109,872	$65,122

Ratios
Allowance for loan losses to total loans	4.00%	4.83%	3.96%	4.66%	2.41%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	94.37	59.06	47.08	70.72	134.09
Net charge-offs (recoveries) to average loan types:
Commercial	(1.19)	(4.06)	9.36	3.83	1.70
Commercial real estate	0.03	0.13	1.71	3.90	0.14
Consumer	0.13	0.11	(0.14)	0.36	0.36
Total loans	(0.08)	(0.67)	3.85	3.81	0.64
Ratio of recoveries to loans charged-off	165.59	202.28	10.70	1.98	6.48
Total loans	$522,724	$515,544	$746,615	$2,360,041	$2,704,006
Average total loans	525,158	594,714	1,855,581	2,651,680	2,573,894
Provision for credit losses-total company
Provision for loan loss-continuing operations	$(4,384)	$(8,669)	$16,707	$50,506	$19,074
Provision for loan loss-discontinued operations	—	—	8,239	95,340	26,436
Provision for losses on unfunded commitments and standby letters of credit-continuing operations	—	—	725	—	—
Provision for losses on unfunded commitments and standby letters of credit-discontinued operations	—	—	(1,900)	14,747	1,000

Total provision for credit losses	$(4,384)	$(8,669)	$23,771	$160,593	$46,510

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$24,882	$29,551	$54,382	$31,756	$18,109
Loans charged-off:
Commercial:
Commercial	(64)	(1,380)	(31,515)	(11,115)	(4,061)
Commercial real estate:
Commercial real estate	(471)	(1,945)	(10,126)	(4,340)	(1,679)
Commercial real estate construction	—	(524)	(3,665)	(13,676)	—
Consumer:
Residential real estate	(78)	(49)	—	(6)	(79)
Home equity	—	—	—	—	(70)
Consumer	(9)	(13)	(73)	(33)	(147)

Total charged-off	(622)	(3,911)	(45,379)	(29,170)	(6,036)

Recoveries of loans charged-off:
Commercial:
Commercial	664	6,017	1,995	1,124	530
Commercial real estate:
Commercial real estate	352	1,769	1,806	116	—
Commercial real estate construction	—	89	—	—	—
Consumer:
Residential real estate	—	23	—	(1)	20
Home equity	—	—	—	—	6
Consumer	14	13	40	51	53

Total recoveries	1,030	7,911	3,841	1,290	609

Net loans recovered (charged-off)	408	4,000	(41,538)	(27,880)	(5,427)
Allowance acquired	—	—	—	—	—
Allowance on loans sold	—	—	—	—	—
Provision for loan losses	(4,384)	(8,669)	16,707	50,506	19,074

Balance at end of year	$20,906	$24,882	$29,551	$54,382	$31,756

Ratios
Allowance for loan losses to total loans	4.00%	4.83%	3.96%	4.42%	2.27%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	94.37	59.06	47.08	96.85	136.12
Net charge-offs (recoveries) to average loans:
Commercial	(1.19)	(4.06)	10.00	2.25	0.72
Commercial real estate	0.03	0.13	1.72	2.02	0.24
Consumer	0.13	0.11	0.10	(0.03)	0.27
Total loans	(0.08)	(0.67)	4.06	2.04	0.42
Ratio of recoveries to loans charged-off	165.59	202.28	8.46	4.42	10.06
Total loans	$522,624	$515,544	$746,615	$1,231,412	$1,400,964
Average total loans	525,158	594,714	1,023,092	1,366,902	1,287,133
     The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan as of the dates indicated.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	each	Allowance	each	Allowance	each	Allowance	each	Allowance	each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
	(Dollars in thousands)
Commercial	$3,024	6.08%	$4,165	6.03%	$10,080	5.22%	$48,504	6.85%	$25,937	2.79%
Factored receivables	—	—	—	—	—	—	355	3.10	237	3.50
Commercial real estate	12,859	4.56	17,721	5.48	16,211	4.02	48,813	4.12	22,658	1.96
Commercial real estate construction	2,383	2.15	2,193	2.45	2,258	2.07	9,456	2.60	11,012	2.14
Residential real estate	625	3.25	433	2.17	871	2.82	2,027	2.36	3,802	4.15
Home equity loans	1,928	3.32	292	2.32	83	1.10	104	0.85	225	1.49
Consumer loans	86	3.65	78	3.58	48	2.26	47	1.32	160	2.65
Unallocated	—	—	—	—	—	—	566	—	1,091	—

Total allowance	$20,906	4.00%	$24,882	4.83%	$29,551	3.96%	$109,872	4.66%	$65,122	2.41%

CIB MARINE-CONTINUING OPERATIONS ONLY:

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	each	Allowance	each	Allowance	each	Allowance	each	Allowance	each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
	(Dollars in thousands)
Commercial	$3,024	6.08%	$4,165	6.03%	$10,080	5.22%	$28,450	6.83%	$15,650	2.81%
Commercial real estate	12,859	4.56	17,721	5.48	16,211	4.02	19,858	3.69	9,210	1.81
Commercial real estate construction	2,383	2.15	2,193	2.45	2,258	2.07	4,098	2.00	3,436	1.30
Residential real estate	625	3.25	433	2.17	871	2.82	1,722	2.73	1,366	2.26
Home equity loans	1,928	3.32	292	2.32	83	1.10	88	0.89	139	1.33
Consumer loans	86	3.65	78	3.58	48	2.26	43	1.42	148	2.75
Unallocated	—	—	—	—	—	—	123	—	1,806	—

Total allowance	$20,906	4.00%	$24,882	4.83%	$29,551	3.96%	$54,382	4.42%	$31,755	2.27%

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
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$3,881	$6,426	$25,431	$58,161	$17,329
Commercial real estate	16,110	21,148	23,020	77,960	15,507
Commercial real estate construction	142	1,149	5,399	13,310	5,221
Residential real estate	536	379	477	2,622	756
Home equity loans	—	—	—	—	100
Consumer loans	—	3	—	11	45

Total nonaccrual loans	20,669	29,105	54,327	152,064	38,958
Foreclosed property	102	2,931	3,038	40,715	3,678
Restructured loans	—	1,486	1,536	2,946	3,210

Total nonperforming assets	$20,771	$33,522	$58,901	$195,725	$45,846

Loans 90 days or more past due and still accruing
Commercial	$100	$589	$1,009	$—	$3,022
Commercial real estate	1,385	2,962	5,902	352	2,292
Commercial real estate construction	—	7,991	—	—	—
Residential real estate	—	—	—	—	1,076
Home equity loans	—	—	—	—	—
Consumer loans	—	—	—	7	6

Total loans 90 days or more past due and still accruing	$1,485	$11,542	$6,911	$359	$6,396

Allowance for loan losses	$20,906	$24,882	$29,551	$109,872	$65,122
Loans at end of period	$522,724	$515,544	$746,615	$2,360,041	$2,704,006

Ratios
Nonaccrual loans to total loans	3.95%	5.65%	7.28%	6.44%	1.44%
Foreclosed properties to total assets	0.01	0.26	0.22	1.28	0.10
Nonperforming assets to total assets	2.08	2.94	4.25	6.14	1.26
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.24	8.17	8.41	6.58	1.80
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.23	3.96	4.75	6.15	1.43

CIB MARINE-CONTINUING OPERATIONS ONLY (1):

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$3,881	$6,426	$25,431	$34,156	$11,852
Commercial real estate	16,110	21,148	23,020	16,099	3,263
Commercial real estate construction	142	1,149	5,399	189	—
Residential real estate	536	379	477	2,397	653
Home equity loans	—	—	—	—	—
Consumer loans	—	3	—	10	45

Total nonaccrual loans	20,669	29,105	54,327	52,851	15,813
Foreclosed property	102	2,931	2,938	3,027	2,928
Restructured loans	—	1,486	1,536	2,939	3,200

Total nonperforming assets	$20,771	$33,522	$58,801	$58,817	$21,941

Loans 90 days or more past due and still accruing
Commercial	$100	$589	$1,009	$—	$943
Commercial real estate	1,385	2,962	5,902	352	2,292
Commercial real estate construction	—	7,991	—	—	—
Residential real estate	—	—	—	—	1,076
Home equity loans	—	—	—	—	—
Consumer loans	—	—	—	7	6

Total loans 90 days or more past due and still accruing	$1,485	$11,542	$6,911	$359	$4,317

Allowance for loan losses	$20,906	$24,882	$29,551	$54,382	$31,756
Loans at end of period	$522,624	$515,544	$746,615	$1,227,734	$1,400,964

Ratios
Nonaccrual loans to total loans	3.95%	5.65%	7.28%	4.29%	1.13%
Foreclosed properties to total assets	0.01	0.26	0.21	0.18	0.17
Nonperforming assets to total assets	2.09	2.96	4.29	3.45	1.25
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.24	8.17	8.41	4.56	1.67
Nonperforming assets and 90 days or more past due and still accruing loans to total assets	2.24	3.98	4.79	3.47	1.50

(1)	For comparative purposes, all periods presented exclude the assets of all companies held for disposal at December 31, 2006 and companies that were sold during prior periods.
     Nonaccrual loans decreased $8.4 million, or 29.0%, from $29.1 million at December 31, 2005 to $20.7 million at December 31, 2006 mainly due to payments, and the ratio of nonaccrual loans to total loans decreased from 5.65% at December 31, 2005 to 3.95% at December 31, 2006. Foregone interest on nonaccrual loans reduced interest income by $2.0 million in 2006, $2.7 million in 2005 and $8.9 million in 2004.
     At December 31, 2006 CIB Marine had six borrowing relationships (loans to one borrower or a group of borrowers) that accounted for $17.1 million, or 82.7% of total nonaccrual loans as of December 31, 2006 and consisted of the following:
•	Commercial real estate loans to a borrower totaling $10.6 million secured by first mortgages on two commercial properties. During the fourth quarter of 2006, CIB Marine charged off $0.3 million, and at December 31, 2006, specific reserves of $5.0 million were allocated to this borrowing relationship. During the first nine months of 2007, the loans were paid down by $0.2 million, and as of September 30, 2007, $10.4 million remained on nonaccrual, with specific reserves of $5.7 million allocated to this relationship.

•	Commercial and commercial real estate loans totaling $2.0 million to related borrowers secured by business assets and first mortgages on three commercial properties. At December 31, 2006 specific reserves of $0.9 million were allocated to this relationship and CIB Marine has charged off a total of $0.04 million. During 2007, CIB Marine foreclosed on the underlying properties and reduced the loan by the $1.1 million estimated market value of the foreclosed properties. The $0.9 million remaining balance of the loan was charged off.

•	Commercial real estate loans totaling $1.9 million secured by first mortgages on three commercial warehouse properties. During 2007 these loans were paid down by $0.3 million and as of September 30, 2007 loans totaling $1.6 million to this borrower were classified as nonaccrual. No specific reserves were allocated to these loans at either December 31, 2006 or September 30, 2007, and as of September 30, 2007, CIB Marine has charged off a total of $0.9 million.

•	Commercial and commercial real estate loans totaling $1.0 million to a borrower secured by all business assets and a first mortgage on two commercial real estate properties. No specific reserves were allocated to these loans at December 31, 2006 and CIB Marine has total net charge-offs of $4.5 million. As of September 30, 2007, $1.0 million remained on nonaccrual with no specific reserves allocated to this relationship.

•	Commercial real estate loan in the total amount of $0.9 million to a borrower secured by first mortgage on commercial property and an assignment of business assets. No specific reserves were allocated to this loan at December 31, 2006. In the second quarter of 2007, the $0.9 million loan was paid in full.

•	Commercial loan in the amount of $0.8 million to a borrower secured by a junior mortgage on residential property. At December 31, 2006 Specific reserves in the amount of $0.8 million were allocated to this loan. In the first quarter of 2007, the balance was fully charged off.
     While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.
     Foreclosed properties were $0.1 million at December 31, 2006 and consisted of one residential property and one commercial property. At December 31, 2005, foreclosed properties were $2.9 million and consisted of five commercial properties. All foreclosed properties were held for sale. During 2006, CIB Marine acquired one property with a book value of $0.1 million at time of acquisition and sold four commercial properties which had a $2.8 million carrying value at December 31, 2005. The net loss on write down and sales of foreclosed properties during 2006 was $0.4 million. This loss was offset by a $0.4 million recovery during the first quarter of 2006 resulting from settlement of litigation on a property sold in 2003.
     There were no restructured loans at December 31, 2006. At December 31, 2005, there was one restructured commercial real estate loan with a balance of $1.5 million. This loan matured in 2006 and at December 31, 2006, it was classified as 90 days or more past due and still accruing interest.
     Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest, but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $1.5 million in loans that were 90 days or more past due and still accruing at December 31, 2006 compared to $11.5 million at December 31, 2005. The decrease in loans classified as 90 days or more past due and still accruing at December 31, 2006 compared to December 31, 2005 was primarily due to payoffs and loans being brought current. One loan within this category accounted for $1.4 million or 93.3% of the total loans 90 days or more past due and still accruing at December 31, 2006. The loan was secured by an assignment of a first mortgage on a commercial building and assignment of business assets. Accrued interest on loans 90 days or more past due and still accruing was $0.01 million and $0.1 million at December 31, 2006 and 2005, respectively.
Regulatory Matters
     In May 2004, Central Illinois Bank, Marine-Wisconsin and CIB-Indiana entered into Cease and Desist Orders with banking regulators. CIB Marine merged CIB-Indiana into Marine-Wisconsin in 2006. During the period in which the Orders were in effect, the banks agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank’s total average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations (“Part 325”). Also, unless prior written consent was received from the regulators, the bank agreed to restrict its asset and loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval. In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. The Orders and Agreements imposed certain restrictions and reporting requirements on CIB Marine and such subsidiary banks and required various actions to be taken. The items included, among others:
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
     In April 2005, the Cease and Desist Orders at Marine-Wisconsin and CIB-Indiana were terminated and replaced with Memoranda of Understanding, which were entered into in March 2005, as a result of improvements at the banks. The terms of the Memoranda provided that the banks agree to maintain minimum capital levels, correct loan administration deficiencies, reduce credit concentrations in problem credits and restricted the payment of cash dividends without prior regulatory approval. In September 2006, the Written Agreement entered into by Citrus Bank with the Office of the Comptroller of the Currency in August 2004 was terminated as a result of improvements at that bank. In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. The Memorandum provided that Central Illinois Bank will (a) develop a plan to lower the bank’s risk position in loans classified as “substandard”; (b) develop and implement a plan to improve earnings; (c) maintain minimum Tier 1 capital level of 8%; and (d) obtain regulatory approval prior to purchasing any loan pools in excess of $3 million.
     In April 2005, Central Illinois Bank, Marine-Wisconsin and CIB-Indiana each entered into a Memorandum of Understanding with the FDIC and its applicable state banking regulators as a result of deficiencies in internal controls in the area of information technology. The banks agreed to take certain actions to document and fully implement an information security program, exercise appropriate diligence in overseeing arrangements with service providers and assess, develop and implement certain security standards and procedures. These Memoranda were terminated in January 2006.
Companies Held For Disposal
     At both December 31, 2006 and 2005, assets held for disposal include the remaining assets of MSI, MICR, Canron and a $1.9 million tax liability exposure relating to a subsidiary sold in 2004. MICR and Canron were acquired in full or partial satisfaction of loans. Net income of these companies is included in income from discontinued operations for all periods presented.
     CIB Construction (includes Canron)
     During 2006, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During 2006 and 2005, Canron paid $1.0 million and $2.1 million, respectively, in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $1.6 million and $2.6 million, respectively, to CIB Marine which CIB Marine recorded as a reduction of its investment in CIB Construction. During 2006 and 2005, CIB Marine recognized a $0.4 million and $2.7 million recovery of impairment losses recognized in prior periods. CIB Construction’s net income, including the impairment losses, for 2006, 2005 and 2004 was $0.3 million, $1.9 million and $3.9 million.
     The following table summarizes the composition of CIB Construction’s consolidated balance sheets. The balance sheets reflect current expectations of liquidation values:

	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$50	$626
Accounts receivable	551	1,572
Other assets	2,649	2,967

Total assets	$3,250	$5,165

Liabilities and Stockholder’s Equity:
Income tax payable	$3,082	$3,106
Other liabilities	1,477	2,055

Total liabilities	4,559	5,161
Stockholder’s equity	(1,309)	4

Total liabilities and stockholder’s equity	$3,250	$5,165

     MICR
     During 2006, CIB Marine continued to wind down the business affairs of MICR. The operations and substantially all the assets of MICR were sold in the fourth quarter of 2005 resulting in a pretax gain of $0.2 million, and the company’s name was changed to Everett Tech, Inc. Prior to the sale of its operations, MICR had $1.5 million in net income during 2005 and a $1.0 million net loss in 2004, including a $1.9 million impairment loss.
     The following table summarizes the composition of MICR’s balance sheet:

	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$—	$273
Income tax receivable	127	122
Other assets	—	200

Total assets	$127	$595

Liabilities and stockholder’s equity:
Other liabilities	$297	$491
Stockholder’s equity	(170)	104

Total liabilities and stockholder’s equity	$127	$595

     MSI
     During 2006, CIB Marine continued to wind down the remaining affairs of MSI. MSI’s operations and substantially all its assets were sold in the third quarter of 2004, resulting in a pretax loss of $0.7 million. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues and certain reporting penalties. During 2006, 2005 and 2004, MSI had net income (loss) of $0.3 million, $0.04 million and $(4.2) million, including a $1.0 million impairment loss, respectively.
     The following table summarizes the composition of MSI’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$14	$24
Net loans	100	105
Income tax receivable	685	633
Other assets	1	44

Total assets	$800	$806

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$103	$829
Other liabilities	553	1,072

Total liabilities	656	1,901
Stockholder’s equity	144	(1,095)

Total liabilities and stockholder’s equity	$800	$806

Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2006	2005
	(Dollars in thousands)
Prepaid expenses	$1,067	$1,113
Accounts receivable	1,508	638
Trust preferred securities underwriting fee, net of amortization	1,335	1,390
Investment in trust common securities	2,838	2,654
Other investments	2,821	3,562
Income tax receivable	3,492	3,391
Other	116	101

	$13,177	$12,849

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $1.4 million and $1.8 million, respectively, at December 31, 2006 and 2005. Equity loss on these limited partnerships, included in noninterest expense, was $0.4 million in 2006, $0.3 million in 2005 and $1.0 million in 2004, including $0.6 million in discontinued operations. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•	Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment was $0.8 million at both December 31, 2006 and 2005.

•	Investment in the common stock of a publicly traded company. The carrying value of this investment was $0.4 million at December 31, 2006. During 2006, CIB Marine exercised stock warrants it had received as payment for credit services. The carrying value of the warrants at December 31, 2005 was $0.3 million and during both 2006 and 2005, CIB Marine recognized a $0.1 million market value gain on these warrants. The market value gains are included in net gain on assets.

•	Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of December 31, 2006 has invested $0.4 million. During 2006, CIB Marine received a capital distribution of $0.1 million on its investment in this company. During 2005, CIB Marine recognized a $0.1 million impairment loss on this investment due to a reduction in CIB Marine’s interest in the equity value of this investment. The impairment loss is included in write down and losses on assets. At December 31, 2006 and 2005, CIB Marine’s carrying value of this investment was $0.2 and $0.3, respectively.

•	During 2006, CIB Marine sold its interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. No gain or loss was recognized on the sale. CIB Marine’s carrying value of this investment at December 31, 2005 was $0.4 million.
Deposits
     Average total deposits decreased $197.4 million, or 18.7%, from $1.1 billion in 2005 to $0.9 billion in 2006. The ratio of total average deposits to average earning assets was 84.5% in 2006, 86.7% in 2005 and 90.4% in 2004. The decrease in average deposits was due to branch sales during 2005 and 2006, transfer of deposits to deposits held for sale at December 31, 2006, less competitive rate setting practices adopted by CIB Marine for interest-bearing deposits, and a decline in deposit relationships associated with the decrease in commercial loans. The combined deposits of branches sold during 2006 or held for sale at December 31, 2006 approximated $120.8 million at December 31, 2005. Additionally, during the third quarter of 2005, CIB Marine sold its branch in Sebring Florida which had total deposits of approximately $5.6 million prior to the sale. See the deposits and assets held for sale discussion for further information on deposits sold or held for sale.
     The following tables set forth the average amount of, and average rate paid on, deposit categories for the periods indicated.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Year Ended December 31,
	2006			2005			2004

	Average	% of Total	Average	Average	% of Total	Average	Average	% of Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Interest-bearing demand	$43,001	5.01%	0.99%	$55,764	5.28%	1.13%	$85,979	3.46%	1.16%
Money market	194,290	22.64	3.97	210,366	19.94	2.47	343,764	13.85	1.45
Other savings	21,839	2.55	1.00	35,382	3.35	1.16	192,847	7.77	1.39
Time deposits	507,013	59.11	4.12	641,274	60.77	3.24	1,674,168	67.44	2.93

Total interest-bearing deposits	766,143	89.31	3.82	942,786	89.34	2.86	2,296,758	92.52	2.51
Noninterest-bearing	91,668	10.69	—	112,470	10.66	—	185,606	7.48	—

Total deposits	$857,811	100.00%	3.41%	$1,055,256	100.00%	2.56%	$2,482,364	100.00%	2.32%

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Year Ended December 31,
	2006			2005			2004
	Average	% of Total	Average	Average	% of Total	Average	Average	% of Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Interest-bearing demand	$43,001	5.01%	0.99%	$55,764	5.28%	1.13%	$63,291	4.74%	1.19%
Money market	194,290	22.64	3.97	210,366	19.94	2.47	293,044	21.94	1.48
Other savings	21,839	2.55	1.00	35,382	3.35	1.16	40,611	3.04	1.23
Time deposits	507,013	59.11	4.12	641,274	60.77	3.24	814,691	60.99	2.96

Total interest-bearing deposits	766,143	89.31	3.82	942,786	89.34	2.86	1,211,637	90.71	2.45
Noninterest-bearing	91,668	10.69	—	112,470	10.66	—	124,108	9.29	—

Total deposits	$857,811	100.00%	3.41%	$1,055,256	100.00%	2.56%	$1,335,745	100.00%	2.22%

     Average interest-bearing deposits as a percentage of average total deposits were 89.3% in 2006, 89.3% in 2005, and 90.7% in 2004. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 66.2% in 2006, 68.0% in 2005, and 67.2% in 2004. These percentages reflect CIB Marine’s significant reliance on time deposits as a source of funding. Average interest-bearing demand deposits decreased $12.8 million or 22.9% in 2006 compared to 2005, and other savings accounts decreased $13.5 million or 38.3%, while average time deposits, declined $134.3 million, or 20.9%, and average money market accounts decreased $16.1 million or 7.6%. Average noninterest-bearing demand deposits also decreased by $20.8 million, or 18.5%, in 2006.
     Total time deposits of $100,000 or more, excluding deposits of branches held for sale, were $126.1 million, or 28.8% of time deposits at December 31, 2006 and $122.5 million or 24.6% of total time deposits at December 31, 2005. Brokered time deposits, excluding deposits of branches held for sale, were $39.2 million or 9.0% of total time deposits at December 31, 2006 and $37.3 million or 7.5% of total time deposits at December 31, 2005. CIB Marine issues brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits.
     The following table provides information on the maturity distribution of time deposits of $100,000 or more.

December 31, 2006
(Dollars in
thousands)
Maturity
3 months or less	$39,225
Over 3 through 6 months	27,700
Over 6 through 12 months	35,323
Over 12 months	33,155

135,403
Liabilities held for sale	(9,302)

$126,101

Deposits and assets of branches held for sale
     At December 31, 2006, CIB Marine had for sale the deposits and certain assets of two of its branches located in Wisconsin. The combined deposits and assets of these two branches at December 31, 2006 was $55.4 million and $0.4 million, respectively, and are included in deposits and assets of branches held for sale as of that date. Both branches were sold during the first half of 2007. See the subsequent events discussion in this section for further information on the sales of these two branches. At December 31, 2005, CIB Marine had five branches held for sale with total deposits of $67.0 million and assets of $0.7 million as of that date. Three of the five branches were located in Illinois, one in Wisconsin and one in Nebraska. The deposits and assets of these five branches and of a branch located in Illinois were sold during 2006. CIB Marine recognized a combined net gain of $2.7 million on the sales of these branches.
Borrowings
     CIB Marine also uses various types of borrowings to meet liquidity needs and/or fund asset growth, when the pricing on these borrowings is more favorable than deposits.
     During 2006 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were contingent on subsidiary bank pledges of fixed income investment securities and the FHLB of Chicago restricted lending terms. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal reserve discount window. These restrictions were removed from one of the subsidiary banks during 2005 and at another subsidiary bank during 2006. At December 31, 2006, only one of the subsidiary banks was required to pledge securities in order to have access to the federal reserve discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt.
     The following tables set forth information regarding selected categories of borrowings as of the dates indicated.

	As of December 31,
	2006			2005			2004
		Average	% of Total		Average	% of Total		Average	% of Total
	Balance	Rate	Borrowings	Balance	Rate	Borrowings	Balance	Rate	Borrowings
	(Dollars in thousands)
Short-Term Borrowings
Fed funds purchased	$2,057	5.31%	2.25%	$297	4.13%	0.32%	$—	—%	—%
Securities sold under repurchase agreements	21,567	4.74	23.57	20,684	3.46	21.98	13,269	1.67	15.09
Treasury, tax and loan note	4,028	5.04	4.40	4,020	4.06	4.27	5,540	2.03	6.30

Total short-term borrowings	27,653	4.83	30.22	25,001	3.56	26.57	18,809	1.78	21.39

Long-Term Borrowings
Federal Home Loan Bank-long-term	2,000	5.09	2.19	7,250	4.99	7.70	7,250	4.99	8.25
Junior subordinated debentures	61,857	9,94	67.59	61,857	9.49	65.73	61,857	9.00	70.36

Total long-term borrowings	63,857	9.78	69.78	69,107	9.01	73.43	69,107	8.58	78.61

Total borrowings	$91,510	8.29%	100.00%	$94,108	7.57%	100.00%	$87,916	7.12%	100.00%

     Total borrowings decreased $2.6 million in 2006 to $91.5 million at December 31, 2006 from $94.1 million at December 31, 2005, representing 9.5% and 8.6% of earning assets, respectively.
Junior Subordinated Debentures and Guaranteed Trust Preferred Securities
     CIB Marine formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. Pursuant to its 2004 Written Agreement with the Federal Reserve Bank, CIB Marine is not permitted to pay any interest on the trust preferred securities without prior approval of the Federal Reserve Board. See Regulatory Matters for further discussion. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for consecutive periods not exceeding 20 consecutive quarters, but not beyond the stated maturity of the junior subordinated debentures. CIB Marine has elected to defer all interest payments starting in 2004. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, or acquire or make liquidation payment on its stock, or make any payment on principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to limitations. CIB Marine deferred interest payments on its $61.9 million junior subordinated debentures and as a result the Trusts deferred distributions on $60.0 million preferred securities. CIB Marine had accrued interest payable on its junior subordinated debentures of $21.8 million and $28.0 million at December 31, 2006 and September 30, 2007, respectively. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The $61.9 million junior subordinated debt, net of CIB Marine’s $1.9 million initial investment in the Trusts, qualify as regulatory capital for CIB Marine subject to regulatory limitations. At December 31, 2006, approximately $23.9 million of the $60.0 million qualified as Tier 1 capital and the remaining $36.1 million qualified as Tier 2 capital. In connection with the sale of CIB-Chicago, CIB Marine pledged the stock of Central Illinois Bank to the purchaser to secure certain indemnification obligations with respect to CIB Marine’s trust preferred securities. No claims were made by the purchaser related to this indemnification obligation. The obligation to pledge the stock of Central Illinois Bank terminated on November 30, 2006.
     In September 2002, CIB Marine issued $20.0 million in guaranteed trust preferred securities at a variable rate of interest based upon the three-month LIBOR plus 3.40%. The interest rate was 8.76% at December 31, 2006. The securities are mandatorily redeemable upon their maturity on September 27, 2032 and are callable by the issuer beginning September 30, 2007 at par value. Issuance costs of $0.5 million were incurred in connection with these securities. These costs were deferred and are being amortized over thirty years. CIB Marine used the net proceeds of $19.5 million for general corporate purposes.
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

Other Liabilities

	December 31,
	2006	2005
	(Dollars in thousands)
Accounts payable	$1,408	$459
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	159	201
Accrued compensation and employee benefits	973	913
Accrued professional fees	1,070	1,476
Accrued other expenses	2,645	997
Fair value of derivatives	29	37
Other liabilities	360	427

	$7,369	$5,235

     Other liabilities increased $2.1 million from $5.2 million at December 31, 2005 to $7.4 million at December 31, 2006. The increase was primarily due to a $1.8 million contingent liability recorded in the first quarter of 2006. The contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Item 3-Legal Proceedings in Part I of this Form 10-K for further information regarding this litigation.
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
     Commitments:
     As a financial services provider, CIB Marine routinely enters into commitments to extend credit, including loan commitments, lines of credit, and standby and commercial letters of credit. While these contractual obligations may represent future cash requirements of CIB Marine, some of these commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as other loans made by CIB Marine. See Item 8, Note 17-Financial Instruments with Off-Balance Sheet Risk in Part II of this Form 10-K for additional information.
     Derivative Financial Instruments:
     CIB Marine utilizes derivatives primarily in its asset/liability management activities to modify the existing market risk characteristics of certain assets and liabilities. During 2006, CIB Marine’s derivatives were predominately interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. The fair value of each derivative instrument, however, is recorded on the balance sheet as an asset or liability. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2006. For additional information regarding CIB Marine’s interest rate swaps at December 31, 2006, including the off-balance sheet notional amount and fair value which is the carrying value, see Item 8, Note 17-Financial Instruments with Off-Balance Sheet Risks and Note 22-Fair Value of Financial Instruments in Part II of this Form 10-K.
     Trust Preferred Securities:
     At December 31, 2006, CIB Marine had a $1.9 million investment in the common securities of the Trusts. CIB

Marine has also issued $61.9 million in junior subordinated debentures to the Trusts and which are outstanding at December 31, 2006. The Trusts have a total of $60.0 million in preferred securities outstanding which were issued to non-affiliated investors. See Item 7-Junior Subordinated Debentures and Guaranteed Trust Preferred Securities discussion and Item 8, Note 12-Long-Term Borrowings in Part II of this Form 10-K for further information.
     Capital Calls:
     At December 31, 2006, CIB Marine had a $0.2 million investment in Small Business Investment Companies (SBICs) and had committed to make an additional $0.1 million investment. In addition, at December 31, 2006, CIB Marine has a $0.7 million investment in a community oriented real estate development limited company and has committed to make an additional $0.3 million investment.
     Residential Mortgage Recourse Obligations:
     CIB Marine has contracted with residential mortgage loan investors to repurchase or make the investor whole on losses incurred on residential mortgage loans purchased from CIB Marine and which were not in compliance or otherwise represented a material breach of agreement between CIB Marine and the investor. The amount of unsettled repurchase and make whole obligations as of December 2006 is $0.8 million. At December 31, 2006, liabilities of companies held for sale included a $0.3 million contingent liability related to these obligations. See Item 8, Note 7-Companies Held For Disposal and Discontinued Operations-MSI in Part II of this Form 10-K for additional information.
Contractual obligations
     The following table summarizes the Company’s more significant contractual obligations at December 31, 2006. Excluded from the following table are a number of obligations to be settled in cash. These excluded items are reflected in the Company’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument. The table does not include interest.

		Included in
		assets or						More
		liabilities held						than 5
	Total	for sale	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	years
Certificate of deposit and other time deposit obligations	$438,212	$(43,078)	$347,674	$73,196	$36,847	$9,601	$8,991	$4,981
Long-term debt	2,000	—	—	2,000	—	—	—	—
Junior subordinated debentures	61,857	—	—	—	—	—	—	61,857
Operating leases	4,403	—	1,451	1,140	873	484	252	203

Total	$506,472	$(43,078)	$349,125	$76,336	$37,720	$10,085	$9,243	$67,041

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

     During 2006 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, the credit status of all of CIB Marine’s subsidiary banks was reduced. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal reserve discount window. These restrictions were removed from one of the subsidiary banks during 2005 and at another subsidiary bank during 2006. At December 31, 2006, only one of the subsidiary banks was required to pledge securities in order to have access to the federal reserve discount window. This restriction was removed during the first quarter of 2007. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends. These restrictions could potentially impact liquidity.
     The following discussion should be read in conjunction with the consolidated statements of cash flows for 2006, 2005 and 2004 contained in Part II, Item 8 of this Form 10-K.
     CIB Marine’s primary source of funds for 2006 resulted from investing activities as a result of a $148.9 million net decrease in investment securities. Other sources of funds resulted from $3.6 million net cash received from the sale of branches, $2.5 million in proceeds from the sale of foreclosed properties, $2.7 million net increase in short-term borrowings, $1.0 million in investing activities of discontinued operations and $0.8 million decrease in other investments.
     CIB Marine’s primary use of funds for 2006 was a net decrease in deposits of $63.7 million and $64.3 million of deposits sold. Other uses of funds were a $11.6 million decrease in deposits held for sale, a $6.0 million increase in the loan portfolio, $5.3 million repayment of long-term borrowings, $0.6 million to purchase property and equipment and $5.8 million of cash used in operating activities.
     The Company had liquid assets from continuing operations of $115.1 million and $112.9 million at December 31, 2006 and 2005, respectively.
     CIB Marine was able to meet its liquidity needs during 2006 and 2005. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result the Trusts deferred distributions on $60.0 million of preferred securities. The deferral period may last as long as 5 years. During 2007, it is expected that CIB Marine will continue to defer interest payments on its junior subordinated debentures and will have adequate funding capacity to meet its other obligations. The primary sources of funding are expected to be cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.
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

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Risk-weighted assets	$674,565	$704,754	$942,040

Average assets(1)	$1,015,809	$1,174,207	$2,194,824

Capital components
Stockholders’ equity	$71,613	$79,182	$92,892
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000	60,000
Minority interests in consolidated subsidiaries	—	—	—

Total restricted core capital elements	60,000	60,000	60,000
Disallowed amounts	(36,129)	(33,606)	(29,036)

Maximum allowable in tier 1 capital	23,871	26,394	30,964
Nonfinancial equity items	(34)	(14)	(15)
Less: disallowed intangibles	(746)	(982)	(982)
Add: unrealized loss on securities	1,880	3,435	642

Tier 1 capital	96,584	108,015	123,501
Allowable allowance for loan losses	8,595	9,008	11,995
Allowable subordinated debentures net of investment in trust	36,129	33,606	29,036

Total risk-based capital	$141,308	$150,629	$164,532

			For Capital
			Adequacy
	Actual		Purposes
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
December 31, 2006
Total capital to risk-weighted assets	$141,308	20.95%	$53,965	8.00%
Tier 1 capital to risk-weighted assets	96,584	14.32	26,983	4.00
Tier 1 leverage to average assets	96,584	9.51	40,632	4.00
December 31, 2005
Total capital to risk-weighted assets	$150,629	21.37%	$56,380	8.00%
Tier 1 capital to risk-weighted assets	108,015	15.33	28,190	4.00
Tier 1 leverage to average assets	108,015	9.20	46,968	4.00
December 31, 2004
Total capital to risk-weighted assets	$164,532	17.47%	$75,363	8.00%
Tier 1 capital to risk-weighted assets	123,501	13.11	37,682	4.00
Tier 1 leverage to average assets	123,501	5.63	87,793	4.00

(1)	Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.
     At December 31, 2006 and 2005, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004; Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with its banking regulatory authorities in the second quarter of 2004; and Marine-Wisconsin was subject to a Memorandum of Understanding (“Memorandum”) with its banking regulators. Additionally, at December 31, 2005, Citrus Bank was subject to a Written Agreement (“Citrus Agreement”) it entered into with the Office of the Comptroller of the Currency in the third quarter of 2004 and CIB-Indiana was subject to a Memorandum of Understanding. The Citrus Agreement was terminated in September 2006 and CIB-Indiana was merged into Marine-Wisconsin in August 2006. Among other items, the Agreement, Order and Memorandum restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. The Citrus Agreement, in addition to such dividend restriction and capital requirement, also required Citrus Bank to maintain total capital to risk weighted assets of not less than 14%. Failure to comply with the Agreement, Order or Memorandum could have a material adverse effect on CIB Marine and its operations. In January 2007, the Cease and Desist at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. The Memorandum provided that Central Illinois Bank will (a) develop a plan to lower the bank’s risk position in loans classified as “substandard”; (b) develop and implement a plan to improve earnings; (c) maintain minimum Tier 1 capital level of 8%; and (d) obtain regulatory approval prior to purchasing any loan pools in excess of $3 million. As of December 31, 2006, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Agreement, Order and Memorandum.
     CIB Marine’s stockholders’ equity was $71.6 million or 7.2% of total assets at December 31, 2006 compared to $79.2 million or 7.0% of total assets at December 31, 2005. The decrease during 2006 was primarily due to a net loss of $9.3 million offset by a $1.6 million reduction in accumulated other comprehensive loss resulting from a net decrease in unrealized losses on securities available for sale.
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
Impact of Inflation and Changing Prices
     CIB Marine’s consolidated financial statements and notes contained in Part II, Item 8 of this Form 10-K have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of CIB Marine’s operations. Unlike most industrial companies, nearly all of CIB Marine’s assets and liabilities are monetary in nature. As a result, interest rates and changes therein have a greater impact on CIB Marine’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
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
Liquidity
     During 2007, some of the borrowing sources customarily utilized by CIB Marine continued to be contingent on subsidiary bank pledges of fixed income investment securities, including availability of federal funds purchased with correspondent banks and short-term borrowing availability from the Federal Home Loan Bank of Chicago. In the first quarter of 2007, the restriction requiring one of the subsidiary banks to pledge securities in order to have access to the federal reserve discount window was removed.
     In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supports CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $2.0 million and $1.1 million on these securities during 2005 and 2006, respectively.
FHLB Stock Investment
     In September, 2007, the FHLB Chicago filed a Form 8-K with the SEC regarding the receipt of a draft consent cease and desist order from its regulator, the Federal Housing Finance Board (“Finance Board”). The draft order includes a prohibition, unless otherwise approved by the Director of the Office of Supervision of the Finance Board (“OS Director”), of capital stock repurchase and redemptions by the FHLB from its members, including redemptions upon membership withdrawal or termination. The FHLB states that the draft order contemplates that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of the FHLB. The draft order also proposes that dividend declarations would be subject to the prior written approval of the OS Director. As of September 30, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $1.7 million was categorized as required.
Loan Pool Purchase
     In February 2007, CIB Marine purchased a closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation, in the amount of $48.2 million. The purchase was funded with cash on hand and $15.0 million in FHLB Chicago borrowings. The purchased pool included 965 loans with a weighted average yield of 9.98%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and FICO score of 709. The majority of the loans in the purchased pools are not considered to be loans to subprime borrowers. CIB Marine hired an outside consulting firm with experience in home equity loan pool purchases to assist it in selecting the selling company and in the due diligence process performed on a sample of the purchased loans. CIB Marine continues to look at alternative investments including possible further loan purchases in an effort to increase both the balances of loans outstanding and the yield on its interest-earning assets.
     In the third quarter of 2007 CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007 primarily due to the general deterioration in the condition of the housing markets and the housing finance markets.

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
Goodwill
     The balance of CIB Marine’s goodwill at December 31, 2006 is a result of prior branch acquisitions and related to a branch that was sold in the first quarter of 2007. As a result of the branch sale during the first quarter of 2007, CIB Marine had no goodwill at September 30, 2007.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes during 2007, 102,632 shares of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In May 2007, 74,000 options were granted at an exercise price of $4.10 per share. As of September 30, 2007, there were 1,146,689 options outstanding with a weighted average exercise price of $7.89.
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
     The gap analysis as of December 31, 2006, is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.
Repricing Interest Rate Sensitivity Analysis

	December 31,2006
						Held for
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	sale/disposal	Total
			(Dollars in thousands)
Interest-earning assets:
Loans	$246,122	$25,008	$47,559	$179,441	$24,594	$(100)	$522,624
Loans held for sale	80	—	—	—	—	—	80
Securities	32,727	18,512	58,437	191,189	44,737	—	345,602
Federal funds sold	90,688	—	—	—	—	—	90,688

Total interest-earning assets	369,617	43,520	105,996	370,630	69,331	(100)	958,994
Interest-bearing liabilities:
Time deposits	130,922	98,812	123,471	123,377	4,708	(43,078)	438,212
Savings and interest-bearing demand deposits	231,411	—	—	—	—	(11,580)	219,831
Short-term borrowings	25,753	1,900	—	—	—	—	27,653
Long-term borrowings	—	—	—	2,000	—	—	2,000
Junior subordinated debentures	20,619	—	—	41,238	—	—	61,857

Total interest-bearing liabilities	408,705	100,712	123,471	166,615	4,708	(54,658)	749,553
Interest sensitivity gap (by period)	$(39,088)	$(57,192)	$(17,475)	$204,015	$64,623	$54,558	$209,441
Interest sensitivity gap (cumulative)	(39,088)	(96,280)	(113,755)	90,260	154,803	209,361	209,441
Adjusted for derivatives
Derivatives (notional, by period)	(4,225)	—	—	5,000	(775)	—	—
Derivatives (notional, cumulative)	(4,225)	(4,225)	(4,225)	775	—	—	—
Interest sensitivity gap (by period)	(43,313)	(57,192)	(17,475)	209,015	63,848	54,558	209,441
Interest sensitivity gap (cumulative)	(43,313)	(100,505)	(117,980)	91,035	154,803	209,441	209,441

Cumulative gap as a % of total assets	(4.34)%	(10.07)%	(11.83)%	9.13%	15.52%	21.00%
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
     The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rate of interest as of December 31, 2006 and 2005.

	Basis Point Changes
	+200	+100	–100	–200
Net interest income change over one year
December 31, 2006	(5.78)%	(4.31)%	2.23%	0.67%
December 31, 2005	1.48%	(1.14)%	(1.32)%	(5.27)%
     The analysis reveals a liability sensitive interest rate risk position for the one year horizon at December 31, 2006 and an asset sensitive position at December 31, 2005. CIB Marine has increased the average life of it assets and decreased the average life of its certificates of deposit to change the interest rate risk position over the prior year.
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
     In addition, the interest rate sensitivity analyses include derivative financial instruments, such as interest rate swaps and forward sale agreements. At December 31, 2006, the notional value of receive fixed/pay floating interest rate swaps was $10.0 million and the notional value of pay fixed/receive floating interest rate swaps was $5.7 million. The majority of CIB Marine’s interest rate swaps are used to hedge the fair market value of various deposits and loans. These interest rate swaps effectively convert the fixed rates on the financial instruments to floating rates.
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
     Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2006 includes $1.4 million of private and public nonaffiliated firms, $1.4 million in low income housing tax credit limited partnerships, $0.6 million of Federal Reserve Bank stock, $11.8 million of FHLB Chicago stock.
     Foreign currency exchange rate risk arises through the sale of foreign currency forward contracts to customers of CIB Marine. CIB Marine hedges all such activity. At December 31, 2006 there were no contracts outstanding. Foreign currency exchange risk also arises through transactions denominated in foreign currencies at Canron. CIB Marine does not hedge this activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors
CIB Marine Bancshares, Inc.:
We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.
KPMG LLP
Milwaukee, Wisconsin
November 6, 2007

CIB MARINE BANCSHARES, INC.
Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands,
	except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$24,447	$24,554
Federal funds sold	90,688	88,358

Total cash and cash equivalents	115,135	112,912

Loans held for sale	80	—
Securities	345,602	493,409

Loans	522,624	515,544
Allowance for loan losses	(20,906)	(24,882)

Net loans	501,718	490,662
Premises and equipment, net	10,912	12,914
Accrued interest receivable	5,582	5,133
Foreclosed properties	102	2,931
Assets of branches held for sale	418	723
Assets of companies held for disposal	4,112	5,913
Goodwill	746	982
Other assets	13,177	12,849

Total assets	$997,584	$1,138,428

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$81,741	$99,483
Interest-bearing demand	38,167	49,389
Savings	181,664	220,037
Time	438,212	498,791

Total deposits	739,784	867,700
Short-term borrowings	27,653	25,001
Long-term borrowings	2,000	7,250
Junior subordinated debentures	61,857	61,857
Accrued interest payable	24,940	16,896
Deposits of branches held for sale	55,365	66,991
Liabilities of companies held for disposal	7,003	8,316
Other liabilities	7,369	5,235

Total liabilities	925,971	1,059,246
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,266	158,163
Accumulated deficit	(102,806)	(93,528)
Accumulated other comprehensive loss, net	(1,880)	(3,435)
Receivables from sale of stock	(151)	(202)
Treasury stock at cost, 12,663 shares	(162)	(162)

Total stockholders’ equity	71,613	79,182

Total liabilities and stockholders’ equity	$997,584	$1,138,428

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$38,533	$38,416	$58,711
Loans held for sale	2	83	213
Securities:
Taxable	17,907	15,367	8,479
Tax-exempt	161	509	866
Dividends	605	1,178	583
Federal funds sold	4,301	4,296	1,127

Total interest and dividend income	61,509	59,849	69,979

Interest Expense
Deposits	29,247	26,997	29,735
Short-term borrowings	1,008	795	1,325
Long-term borrowings	245	367	517
Junior subordinated debentures	7,742	6,636	5,710

Total interest expense	38,242	34,795	37,287

Net interest income	23,267	25,054	32,692
Provision for credit losses	(4,384)	(8,669)	17,432

Net interest income after provision for credit losses	27,651	33,723	15,260
Noninterest Income
Loan fees	154	404	1,270
Deposit service charges	1,041	1,142	1,648
Other service fees	184	625	538
Other income	320	369	222
Net gain on sale of assets and deposits	2,727	—	—
Gain on sale of investment securities, net	—	355	—

Total noninterest income	4,426	2,895	3,678

Noninterest Expense
Compensation and employee benefits	20,484	25,696	28,771
Equipment	3,420	4,134	4,256
Occupancy and premises	3,332	3,823	3,241
Professional services	4,484	3,990	6,047
Impairment loss on investment securities	1,134	2,024	—
Write down and losses on assets	—	1,896	2,021
Other expense	9,161	9,407	8,393

Total noninterest expense	42,015	50,970	52,729

Loss from continuing operations before income taxes	(9,938)	(14,352)	(33,791)
Income tax benefit	(99)	(1,208)	(5,240)

Loss from continuing operations	(9,839)	(13,144)	(28,551)

Discontinued operations:
Pretax income from discontinued operations	660	3,650	492
Pretax net gain on sales of discontinued operations	—	200	15,126

Total pretax income from discontinued operations	660	3,850	15,618
Income tax expense	99	2,367	4,414

Income from discontinued operations	561	1,483	11,204

Net Loss	$(9,278)	$(11,661)	$(17,347)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.54)	$(0.72)	$(1.56)
Discontinued operations	0.03	0.08	0.61

Net loss	$(0.51)	$(0.64)	$(0.95)

Diluted:
Loss from continuing operations	$(0.54)	$(0.72)	$(1.56)
Discontinued operations	0.03	0.08	0.61

Net loss	$(0.51)	$(0.64)	$(0.95)

Weighted average shares-basic	18,333,779	18,333,779	18,245,884
Weighted average shares-diluted	18,333,779	18,333,779	18,245,884
See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Stockholders’ Equity

						Stock
					Accumulated	Receivables
	Common Stock				Other	and
		Par	Capital	Accumulated	Comprehensive	Treasury
	Shares	Value	Surplus	Deficit	Income (Loss)	Stock	Total
			(Dollars in thousands, except share data)
Balance, December 31, 2003	18,346,442	$18,346	$158,163	$(62,759)	$2,184	$(7,411)	$108,523

Comprehensive loss:
Net loss	—	—	—	(17,347)	—	—	(17,347)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(2,826)	—	(2,826)

Total comprehensive loss							(20,173)
Reduction of receivables from sale of stock	—	—	—	—	—	4,262	4,262
Acquisition of treasury stock (137,002 shares)	—	—	—	—	—	(577)	(577)
Reduction of treasury stock upon sale of Chicago (210,950 shares)	—	—	—	(1,761)	—	2,618	857

Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892

Comprehensive loss:
Net loss	—	—	—	(11,661)	—	—	(11,661)
Other comprehensive loss:
Realized losses on securities available for sale	—	—	—	—	(2,024)	—	(2,024)
Unrealized securities holding losses arising during the period	—	—	—	—	(769)	—	(769)

Total comprehensive loss							(14,454)
Reduction of receivables from sale of stock	—	—	—	—	—	744	744

Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182

Comprehensive loss:
Net loss	—	—	—	(9,278)	—	—	(9,278)
Other comprehensive loss:
Impairment loss on investment securities	—	—	—	—	(1,134)	—	(1,134)
Unrealized securities holding gains arising during the period	—	—	—	—	2,689	—	2,689

Total comprehensive loss							(7,723)
Stock option expense	—	—	103	—	—	—	103
Reduction of receivables from sale of stock	—	—	—	—	—	51	51

Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(9,839)	$(13,144)	$(28,551)
Net income from discontinued operations	561	1,483	11,204

	(9,278)	(11,661)	(17,347)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(693)	(982)	(1,684)
Depreciation and other amortization	2,761	2,637	5,815
Provision for credit losses	(4,384)	(8,669)	17,432
Deferred tax expense	—	—	911
Originations of loans held for sale	(1,965)	—	—
Proceeds from sale of loans held for sale	1,906	—	—
Net gain on sale of assets and deposits	(2,727)	—	—
Write down and losses on assets	—	1,896	2,021
Impairment loss on investment securities	1,134	2,024	—
Gain on sale of investment securities, net	—	(355)	—
(Increase) decrease in interest receivable and other assets	(2,238)	4,495	(549)
Increase in interest payable junior subordinated debentures	7,688	6,581	5,655
Increase (decrease) in other interest payable and other liabilities	2,487	(964)	2,089
Operating cash flows of discontinued operations	(523)	2,176	3,157

Net cash provided by (used in) operating activities	(5,832)	(2,822)	17,500
Cash Flows from Investing Activities
Maturities of securities available for sale	159,757	620,224	621,440
Purchase of securities available for sale	(100,943)	(432,021)	(643,694)
Proceeds from sales of securities available for sale	—	9,639	—
Proceeds from sales of mortgage-backed securities available for sale	—	6,400	—
Repayments of asset and mortgage-backed securities available for sale	81,072	71,231	53,469
Purchase of asset and mortgage-backed securities available for sale	(5,390)	(381,492)	(55,052)
Net decrease (increase) in Federal Home Loan Bank Stock	14,431	(11,951)	(6,166)
Net decrease (increase) in other investments	795	(677)	1,856
Net decrease (increase) in loans	(5,954)	208,836	432,365
Proceeds from sale of loans held for sale	—	24,113	—
Proceeds from sale of foreclosed properties	2,525	1,372	704
Net cash received from the sale of branches	3,620	—	—
Proceeds from sale of subsidiaries	—	—	68,991
Capital expenditures	(602)	(2,007)	(762)
Investing cash flows of discontinued operations	1,011	4,955	205,669

Net cash provided by investing activities	150,322	118,622	678,820
Cash Flows from Financing Activities
Decrease in deposits	(63,713)	(243,515)	(321,454)
Decrease in deposits of branches held for sale	(11,627)	—	—
Deposits sold	(64,329)	—	—
Repayments of long-term borrowings	(5,250)	—	(8,500)
Net increase (decrease) in short-term borrowings	2,652	6,192	(11,937)
Net decrease in receivables from sale of stock	—	500	220
Financing cash flows of discontinued operations	—	—	(240,518)

Net cash used in financing activities	(142,267)	(236,823)	(582,189)

Net increase (decrease) in cash and cash equivalents	2,223	(121,023)	114,131
Cash and cash equivalents, beginning of year	112,912	233,935	119,804

Cash and cash equivalents, end of year	$115,135	$112,912	$233,935

Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest expense-continuing operations	$30,198	$28,543	$33,371
Interest expense-discontinued operations	—	31	31,957
Income taxes-continuing operations	—	(5,763)	(5,907)
Income taxes-discontinued operations	2	(458)	(5,860)
Supplemental Disclosures of Noncash Activities
Transfers of loans to foreclosed properties-continuing operations	$52	$1,400	$1,132
Transfers of loans to foreclosed properties-discontinued operations	—	—	100
Transfers of commercial loans to loans held for sale	—	25,847	3,702
Transfer deposits to deposits of branches held for sale	64,331	66,991	—
Transfer assets to assets of branches held for sale	452	723	—
Decrease in foreclosed properties and short-term borrowings satisfied by the transfer of real estate	—	—	25,120
See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1-Summary of Significant Accounting Policies
Nature of Operations
     CIB Marine Bancshares, Inc. (“CIB Marine”) is a bank holding company. References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to small and middle-market business customers and the investment in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Its offices and, generally, customers are located in the central Illinois, Milwaukee, Indianapolis, Phoenix, Las Vegas and southeast Florida markets. During the fourth quarter of 2004, CIB Marine sold CIB Bank (“CIB-Chicago”) which had banking facilities throughout the Chicago metropolitan area and had approximately $1.2 billion in assets at the time of sale. Canron Corporation (“Canron”), an 84% owned subsidiary of CIB Construction, was a steel fabrication and erection company, which was acquired in 2002 as a result of collection activities. Since the third quarter of 2003, Canron has been in the process of voluntary liquidation.
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
Other Investments
     Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but not more than 50%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired CIB Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2006, 2005, and 2004, CIB Marine recognized none, $0.1 million and $0.7 million, respectively, of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded or previously recognized losses reversed and a gain recorded. At December 31, 2006 and 2005, other investments totaled $2.8 million and $3.6 million, respectively, all of which are illiquid.

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
Securities Available for Sale
     Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income in stockholders’ equity. Realized gains and losses on the sale of available for sale securities and declines in value which are judged to be other-than-temporary are recorded in noninterest income or expense as appropriate. The cost of securities sold is based on the specific identification method.
     The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts over the estimated remaining life of the security. Such amortization is calculated using the level-yield method, adjusted for prepayments, and is included in interest income from investments.
Loans, Allowance for Loan Losses and Provision for Credit Losses
     Loans that management has the intent and ability to hold to maturity for the foreseeable future are carried at the amount of unpaid principal, increased by costs to originate loans and premiums paid on purchased loans and reduced by net deferred fees and an allowance for loan losses. The accrual of interest on loans is generally discontinued when a loan becomes ninety days or more delinquent in accordance with the loan’s contractual terms unless the credit is well secured and in process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered by management to be doubtful. Unpaid interest that has previously been recorded as income is written off against interest income when a loan is placed on nonaccrual. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Interest payments received on loans which are on nonaccrual are generally applied to reduce the loan principal. Loans are returned to accrual status once a borrower has demonstrated repayment performance on the contractual schedule for a period of six consecutive months and the expectation is that contractual payments will continue to be made during the remaining term of the loan.
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

     Management believes that the allowance for loan losses contained in these financial statements was adequate at December 31, 2006 and 2005. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine’s allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
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
     Loan origination fees are deferred and certain direct origination costs are capitalized. The amounts deferred and capitalized as well as premiums on purchased loans are included in the carrying amount of the loans and amortized over the estimated life of the loans as an adjustment of the yield of the related loan. Amortization of deferred loan fees and costs ceases when a loan is placed on nonaccrual. Fees for loans sold and other loan fees are included in the net gain or loss recognized on the sale.
Goodwill
     Goodwill resulted from the acquisition of companies or assets. Fair values have been determined by examining stock prices of publicly traded financial institutions with similar performance characteristics as the reporting units and discounted cash flow models. Where market prices are not available and the reporting unit is held for disposal, third party valuations or anticipated offer values are used. Goodwill is not amortized, but is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Prior to 2002, goodwill was amortized on a straight-line basis over 15 years. As a result of a branch sale in the first quarter of 2007, CIB Marine has no goodwill at September 30, 2007. See the subsequent events note for further information.
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
Litigation Contingency
     Pursuant to FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” CIB Marine accrues for loss contingencies associated with outstanding litigation for which management has determined that a loss contingency exists and the amount of such loss can be reasonable estimated. Noninterest expense for 2006 included a $1.8 million loss contingency. There were no provisions for loss contingencies in 2005 or 2004. Legal fees incurred in the defense of the litigation are recognized as incurred.
Stock-Based Compensation
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
     The following assumptions were used in estimating the fair value for options granted in 2006 and 2005:

	December 31,
	2006	2005	2004
Dividend yield	—	—	NA
Risk free interest rate	4.63%	4.25%	NA
Expected volatility	40%	48%	NA
Weighted average expected life	6.5 years	6.5 years	NA
Weighted average per share fair value of options	$0.76	$1.47	NA
      The adoption of SFAS No. 123 (R)’s fair value method resulted in $0.1 million of compensation expense for 2006. In accordance with SFAS No. 123 (R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At December 31, 2006, CIB Marine had $0.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 4.3 years.
     SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits in 2006.
     For 2005, had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine’s net loss and loss per share would have been the pro forma amounts indicated below:

		December 31,
		2005
		(Dollars in thousands,
		except share data)
Net loss	As reported	$(11,661)
	Assumed compensation cost	(35)

	Pro forma	$(11,696)

Basic loss per share	As reported	$(0.64)
	Pro forma	(0.64)

Diluted loss per share	As reported	$(0.64)
	Pro forma	(0.64)
     CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, result in an additional increase in capital surplus.
Advertising Expense
     Advertising costs are charged to expense as incurred. Advertising expenses of continuing operations, included in noninterest expense, totaled $0.7 million, $1.1 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     At December 31, 2006, CIB Marine determined it had one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, and Nevada. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis.
Earnings Per Common Share
     Basic earnings per common share is computed by dividing net income or loss by the weighted average number of shares outstanding during the periods. Diluted earnings per common share is computed by dividing net income or loss by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. The dilutive effect of outstanding stock options, if any, is computed using the treasury stock method. Stock options deemed antidilutive are not included in the earnings per share calculation.
Foreign Currency Translation
     Canron had operations in the United States, Canada and Mexico at the time of acquisition. As of December 31, 2006, operations in the United States, Canada and Mexico had been sold. The remaining assets and liabilities in the United States and Canada are in the process of liquidation. See Note 7-Companies Held for Disposal and Discontinued Operations for further information.
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
     CIB Marine uses interest rate swaps to hedge changes in the fair value of certain fixed rate deposits and certain loans attributable to changes in market interest rates. CIB Marine primarily engages in interest rate swaps that effectively convert the fixed rate financial instrument into a floating rate financial instrument. CIB Marine enters into these transactions to provide a floating rate asset or liability whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.
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
Note 2-Cash and Due from Banks
     Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $8.8 million and $10.9 million were maintained to satisfy federal regulatory requirements as of December 31, 2006 and 2005, respectively. These amounts are included in cash and due from banks in the consolidated balance sheets.
Note 3-Securities
     The amortized cost, gross unrealized gains and losses, and approximate fair values of securities at December 31, 2006 and 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2006
U.S. government agencies	$101,321	$193	$554	$100,960
Obligations of states and political subdivisions	32,067	146	526	31,687
Other notes and bonds	350	—	—	350
Asset-backed securities	2,192	5	—	2,197
Commercial paper	4,384	—	—	4,384
Mortgage-backed securities	194,854	520	1,664	193,710

Total securities available for sale	335,168	864	2,744	333,288
Federal Home Loan Bank and Federal Reserve Bank stock at cost	12,314	—	—	12,314

Total securities	$347,482	$864	$2,744	$345,602

December 31, 2005
U.S. government agencies	$155,867	$55	$974	$154,948
Obligations of states and political subdivisions	27,580	151	177	27,554
Other notes and bonds	350	—	—	350
Asset-backed securities	9,568	10	—	9,578
Commercial paper	13,033	38	—	13,071
Mortgage-backed securities	263,727	183	2,721	261,189

Total securities available for sale	470,125	437	3,872	466,690
Federal Home Loan Bank and Federal Reserve Bank stock at cost	26,719	—	—	26,719

Total securities	$496,844	$437	$3,872	$493,409

     As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded, can only be owned by members of the institutions and can only be sold back to the institutions. Sales, if any, of these securities would result in no gain or loss. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, CIB Marine sold back $14.3 million or 55.6% of its holdings. As of December 31, 2006, CIB Marine had $11.5 million in FHLB Chicago stock, of which $0.6 million was categorized as required. In September 2007, the FHLB-Chicago notified its members it had received a draft consent cease and desist order from its regulator, the Federal Housing Finance Board. The draft order includes a prohibition, unless otherwise approved by its regulators of capital stock repurchase and redemptions by the FHLB Chicago from its members. See Note 25-Subsequent Events for further information.

     Securities available for sale with a carrying value of $140.9 million and $161.5 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes as required or permitted by law.
     The amortized cost and fair value of securities as of December 31, 2006, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$38,061	$37,749
Due after one year through five years	69,836	69,805
Due after five years through ten years	11,957	11,715
Due after ten years	18,268	18,112

	138,122	137,381
Mortgage-backed securities	194,854	193,710
Asset-backed securities	2,192	2,197

Total securities available for sale	335,168	333,288
Federal Home Loan Bank and Federal Reserve Bank stock at cost	12,314	12,314

	$347,482	$345,602

     The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 and December 31, 2005:

	At December 31, 2006
	Less than 12 months in an		12 months or longer in an
	unrealized loss position		unrealized loss position		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. government agencies	$7,473	$17	$49,506	$537	$56,979	$554
Obligations of states and political subdivisions	8,488	100	13,450	426	21,938	526
Mortgage-backed securities	2,838	16	140,005	1,648	142,843	1,664

Total securities with unrealized losses	$18,799	$133	$202,961	$2,611	$221,760	$2,744
Securities without unrealized losses					123,842

Total securities					$345,602

	At December 31, 2005
	Less than 12 months in an		12 months or longer in an
	unrealized loss position		unrealized loss position		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. government agencies	$100,966	$289	$38,649	$685	$139,615	$974
Obligations of states and political subdivisions	12,671	177	—	—	12,671	177
Mortgage-backed securities	163,503	1,798	75,081	923	238,584	2,721

Total securities with unrealized losses	$277,140	$2,264	$113,730	$1,608	$390,870	$3,872
Securities without unrealized losses					102,539

Total securities					$493,409

     As of December 31, 2006, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in our investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost. As of December 31, 2006, CIB Marine had 186 securities in an unrealized loss position.
     During the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supports CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were also used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. As a result of the 2007 sale of securities, CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $1.1 million and $2.0 million on these securities during 2006 and 2005, respectively. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations and is reflected in the carrying value of these loss securities on the consolidated balance sheets for 2006 and 2005.
     There were no sales of securities during 2006 or 2004. Proceeds from the sale of securities during 2005 were $21.0 million, and net realized gain on the sale of these securities was $0.4 million.
Note 4-Loans and Allowance for Loan Losses
Loans
     The components of loans were as follows:

	December 31,
	2006		2005
		% of		% of
	Amount	Total	Amount	Total
		(Dollars in thousands)
Commercial	$49,777	9.5%	$69,048	13.4%
Commercial real estate	282,233	54.0	323,384	62.6
Commercial real estate construction	111,040	21.3	89,313	17.3
Residential real estate	19,125	3.7	19,925	3.9
Home equity loans	57,990	11.1	12,603	2.4
Consumer loans	2,363	0.4	2,179	0.4
Receivables from sale of CIB Marine stock	(151)	(0.0)	(202)	(0.0)

Gross loans	522,377	100.0%	516,250	100.0%

Deferred loan fees	247		(706)

Loans	522,624		515,544
Allowance for loan losses	(20,906)		(24,882)

Loans, net	$501,718		$490,662

     During 2005 and 2004, CIB Marine transferred to loans held for sale, and subsequently sold, a limited amount of portfolio loans as part of its loan work-out and restructuring strategy. The loans sold in 2005 were commercial real estate and commercial construction loans and the loans sold in 2004 were loans held by its mezzanine lending company, CIB Marine Capital. At the time of sale, the carrying values of the loans sold were $24.6 million, and $3.7 million in 2005 and 2004, respectively. A loss of $1.7 million and $0.6 million was recognized on the sales of these loans during 2005 and 2004, respectively, and is included in write down and losses on assets in the statement of operations. There were no portfolio loans transferred to loans held for sale during 2006.
     The following table lists information on nonperforming and certain past due loans:

	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$20,669	$29,105
Restructured loans	—	1,486
Loans 90 days or more past due and still accruing	1,485	11,542
     Information on impaired loans is as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans without a specific allowance	$5,543	$10,511
Impaired loans with a specific allowance	14,380	18,349

Total impaired loans	$19,923	$28,860

Specific allowance related to impaired loans	$7,451	$8,562
Average balance of impaired loans	22,310	31,375
Cash basis interest on impaired loans	$379	$461
     During 2006, 2005 and 2004, respectively, CIB Marine recognized net losses on the sale and impairment of foreclosed property of $0.2 thousand, $0.1 million and $2.0 million. Of these amounts, $0.2 thousand, $0.04 million and $0.6 million, respectively is included in write down and losses on assets and none, $0.06 million and $1.4 million is included in loss from discontinued operations.
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
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.2 million and $2.8 million as of December 31, 2006 and 2005, respectively.
     At December 31, 2006 and 2005, CIB Marine had $1.7 million and $1.9 million, respectively in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.01 million at both December 31, 2006 and 2005. Loans made specifically to enable the borrower to purchase CIB Marine stock and which are not adequately secured by collateral other than the stock have been classified as receivables from sale of stock and recorded as contra-equity and are not included in this balance.
Credit Concentrations
     At December 31, 2006, CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At December 31, 2006, the total outstanding commitments on this borrowing relationship, including lines of credit not fully drawn, was equal to 25.8% of equity and 3.5% of total loans, and the principal drawn and outstanding was $3.1 million. As of December 31, 2006 all loans within this borrowing relationship are current. At December 31, 2005, CIB Marine also had one borrowing relationship that exceeded 25% of stockholders’ equity. At December 31, 2005, the total outstanding commitments on this borrowing relationship to a commercial general contractor, including lines of credit not fully drawn, were equal to 25.1% of equity and 3.9% of total loans, and the principal drawn and outstanding was $12.6 million.
     At December 31, 2006, CIB Marine also had credit relationships within six industries or industry groups with loans outstanding in excess of 25% of stockholders’ equity:

			% of
	Outstanding	% of	Stockholders’
INDUSTRY	Balance	Loans	Equity
	(Dollars in millions)
Commercial Real Estate Developers	$143.2	27%	200%
Residential Real Estate Developers	112.3	22	157
Motel and Hotel	40.1	8	56
Nursing/Convalescent Homes	28.7	6	40
Retail Trade	22.6	4	32
Health Care Facilities	20.9	4	29
Allowance for Loan Losses
     Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$24,882	$29,551	$109,872
Charge-offs	(622)	(3,911)	(79,979)
Recoveries	1,030	7,911	8,554

Net loan (charge-offs) recoveries	408	4,000	(71,425)
Allowance for loans sold	—	—	(38,842)
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	—	5,000
Provision for loan losses-discontinued operations	—	—	8,239
Provision for loan losses-continuing operations	(4,384)	(8,669)	16,707

Balance at end of year	$20,906	$24,882	$29,551

Allowance for loan losses as a percentage of loans	4.00%	4.83%	3.96%

Director and Officer Loans
     Certain directors and principal officers of CIB Marine and its subsidiaries, and companies with which they are affiliated, are customers of and have banking transactions with the subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 2006 and 2005 is as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$9,476	$9,940
New loans	4,136	1,834
Repayments	(6,587)	(2,298)

Balance at end of year	$7,025	$9,476

Note 5-Premises and Equipment, net
     The major classes of premises and equipment and accumulated depreciation are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Land	$1,845	$2,281
Buildings	7,126	8,038
Leasehold improvements	1,672	1,951
Furniture and equipment	21,023	22,805

	31,666	35,075
Less: accumulated depreciation	(20,336)	(21,438)

	$11,330	$13,637
Assets of branches held for sale	(418)	(723)

	$10,912	$12,914

     Depreciation expense for 2006, 2005 and 2004 was $2.2 million, $2.5 million and $2.7 million, respectively for continuing operations and none, $0.02 million, and $0.9 million, respectively for discontinued operations. Total rental expense for 2006, 2005 and 2004 was $1.6 million, $2.0 million and $1.6 million, respectively, for continuing operations and none, $0.02 million and $0.7 million, respectively for discontinued operations.
     CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2013. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006.

Amount
(Dollars in thousands)
2007	$1,451
2008	1,140
2009	873
2010	484
2011	252
Thereafter	203

$4,403

Note 6-Goodwill
     The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

Goodwill
Balance, December 31, 2004 and 2005 (1)	$982
Reduction of goodwill due to sale of branch (2)	(236)

Balance, December 31, 2006	$746

(1)	There was no activity during 2005.

(2)	During 2006, CIB Marine sold the fixed assets and deposits of its branch located in Grafton, Wisconsin. Goodwill of $0.2 million was allocated to this branch.
     CIB Marine did not have any amortization expense for the years ended December 31, 2006 and 2005. CIB Marine’s aggregate amortization expense was $0.3 million for the year ended December 31, 2004. The amortization expense for 2004 related to companies held for disposal and is included in discontinued operations on the consolidated statements of operations.
     As a result of its annual impairment analysis, CIB Marine determined that certain goodwill and other intangible assets became impaired in 2004. There were no impairment losses in 2006 or 2005. Impairment losses totaling $2.7 million were recorded in 2004 and related to companies held for disposal. During 2004, goodwill of $1.9 million associated with the acquisition of MICR and $0.8 million of customer base intangibles associated with the acquisition of MSI were considered impaired based upon disposition plans of those subsidiaries. These amounts are included in discontinued operations on the consolidated statements of operations.
Note 7-Companies Held For Disposal and Discontinued Operations
     Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Assets of companies held for disposal
CIB Construction (1)	$3,250	$5,165
MICR (1)	127	595
MSI	800	806
Other (2)	(65)	(653)

Total assets of companies held for disposal	$4,112	$5,913

Liabilities of companies held for disposal
CIB Construction (1)	$4,559	$5,161
MICR (1)	297	491
MSI	656	1,901
Other (2)	1,491	763

Total liabilities of companies held for disposal	$7,003	$8,316

(1)	Banking regulations limit the holding period to five years, unless extended, for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted. Both MICR and CIB Construction are subject to this restriction.

(2)	Includes mortgage banking assets/liabilities held by affiliates, tax liability of subsidiary sold in 2004 and elimination of intercompany transactions between subsidiaries and affiliates.
     Loss or income from discontinued operations, as shown on the consolidated statements of operations is comprised of the following:

	Pretax
	income(loss)
	before
	gain(loss) on	Gain (loss)	Income		Net income
	sale of assets	on sale of	tax		(loss) Net of
	and other	discontinued	expense	Other	intercompany
	income	operations	(benefit)	Income (1)	transactions
	(Dollars in thousands)
2006
CIB Construction	$418	$—	$156	$—	$262
MSI	209	—	(52)	33	294
Other (2)	—	—	(5)	—	5

Total	$627	$—	$99	$33	$561

2005
CIB Construction	$2,716	$—	$840	$—	$1,876
MICR	1,037	200	(233)	—	1,470
MSI	(304)	—	(140)	201	37
Other (3)	—	—	1,900	—	(1,900)

Total	$3,449	$200	$2,367	$201	$1,483

2004
CIB Construction	$3,646	$—	$676	$957	$3,927
MICR	(598)	—	400	—	(998)
MSI	(4,775)	(738)	(412)	871	(4,230)
CIB-Chicago	(4,471)	15,627	3,750	4,941	12,347
Commercial Finance	(221)	237	—	142	158

Total	$(6,419)	$15,126	$4,414	$6,911	$11,204

(1)	Includes impairment losses recorded by the parent, mortgage banking income/expense recognized by affiliates and elimination of intercompany transactions.

(2)	Relates to MICR.

(3)	Relates to subsidiary sold in 2004.
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
     During 2006, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August 2005, Canron authorized and began liquidation distributions to its shareholders. During 2006 and 2005, Canron paid $1.0 million and $2.1 million, respectively, in capital distributions to its parent, CIB Construction, and CIB Construction paid dividends totaling $1.6 million and $2.6 million, respectively, to CIB Marine which CIB Marine recorded as a reduction of its investment in CIB Construction. During 2006 and 2005, CIB Marine recognized a $0.4 million and $2.7 million recovery of impairment losses recognized in prior periods. The recoveries are included in discontinued operations on the consolidated statement of operations.
     The following table summarizes the composition of CIB Construction’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$50	$626
Accounts receivable	551	1,572
Other assets	2,649	2,967

Total assets	$3,250	$5,165

Liabilities and stockholder’s equity:
Income tax payable	$3,082	$3,106
Other liabilities	1,477	2,055

Total liabilities	4,559	5,161
Stockholder’s equity	(1,309)	4

Total liabilities and stockholder’s equity	$3,250	$5,165

     The amounts reported in the consolidated balance sheets for assets and liabilities of companies held for disposal for CIB Construction reflect the elimination of intercompany loan and deposit balances.
     MICR
     During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. The sale resulted in a pretax gain of $0.2 million and is included in income (loss) from discontinued operations on the consolidated statement of operations. CIB Marine is in the process of winding down the remaining affairs of this company. During 2004, impairment losses of $1.9 million related to goodwill on MICR, was recognized and included within discontinued operations. There were no impairment losses in 2006 or 2005.
     The following table summarizes the composition of MICR’s balance sheet:

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$—	$273
Income tax receivable	127	122
Other assets	—	200

Total assets	$127	$595

Liabilities and stockholder’s equity:
Other liabilities	$297	$491
Stockholder’s equity	(170)	104

Total liabilities and stockholder’s equity	$127	$595

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
     The following table summarizes the composition of MSI’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$14	$24
Net Loans	100	105
Income tax receivable	685	633
Other assets	1	44

Total assets	$800	$806

Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$103	$829
Other liabilities	553	1,072

Total liabilities	656	1,901
Stockholder’s equity	144	(1,095)

Total liabilities and stockholder’s equity	$800	$806

     During the first quarter of 2004, based on the expected fair value of this subsidiary, CIB Marine recognized a $1.0 million impairment loss related to the value of customer base intangibles and additional contingent consideration due under the original purchase agreement. The $1.0 million impairment loss and the $0.7 million loss on the sale of substantially all its assets and operations are presented as discontinued operations on CIB Marine’s consolidated statement of operations. There were no impairment losses recognized during 2006 or 2005.
     Hillside Investors (includes CIB-Chicago)
     In November 2004, CIB Marine sold CIB-Chicago to an unrelated banking organization. The sale price was $67.4 million in cash, of which $5.4 million was used by CIB Marine to repay a short-term loan from the purchaser. The purpose of the loan was to fund the purchase by CIB Marine of CIB-Chicago’s interest in MICR, CIB Construction, including Canron, and the loans and related claims against the borrowers in a Chicago condominium development loan. In connection with the sale, CIB Marine agreed to indemnify the purchaser for any losses arising out of a breach of certain customary representations and warranties. No claims have been made by the purchaser related to this indemnification obligation. At the time of sale, CIB-Chicago operated 16 banking facilities in the Chicago metropolitan area and had approximately $1.2 billion in assets and $1.1 billion in deposits. The sale of CIB-Chicago reduced consolidated loan totals by $682.8 million, nonaccrual loans by $60.3 million and the allowance for loan losses by $38.1 million.
     CIB Marine used $23.6 million of the proceeds from the sale of CIB-Chicago to repay all indebtedness under CIB Marine’s revolving line of credit and injected $15.0 million of new capital into Central Illinois Bank. The balance of the proceeds is being utilized to help fund ongoing operations. The sale resulted in a pretax gain for financial statement purposes of approximately $15.6 million and is included in income (loss) from discontinued operations on the consolidated statements of operations. The Grand Cayman Islands branch banking facility of CIB-Chicago, which was established to accept Eurodollar deposits, was closed in conjunction with the sale of the bank.

     Commercial Finance
     In June 2004, CIB-Chicago sold substantially all of the business assets and the business of its factoring subsidiary, Commercial Finance to an unrelated party. The pretax gain on the sale of this operation was $0.2 million and is included in discontinued operations in the consolidated statements of operations.
Note 8-Assets and Deposits of Branches Held For Sale
     At December 31, 2006, one of CIB Marine’s subsidiary banks had for sale the deposits and property and equipment of two of its branches located in Wisconsin. At December 31, 2006, the total deposits of these two branches was $55.4 million and the total property and equipment net of accumulated depreciation was $0.4 million. These assets and liabilities are included in assets and deposits held for sale as of December 31, 2006.
     During 2006, certain of CIB Marine’s subsidiary banks sold the deposits and certain assets of six of their branches and recognized a total net pretax gain of $2.7 million. The gain on the sales of the branches is included in net gain on sale of assets and deposits. Four of the sold branches were located in Illinois, one in Wisconsin and one in Nebraska. At the date of the sales, the collective deposits and net property and equipment of these sold branches was $64.3 million and $0.7 million respectively. Goodwill of $0.2 million was allocated to the Wisconsin branch. Additionally, during the third quarter of 2006, CIB Marine sold a former branch building located in Bloomington, Illinois at no gain or loss. The property, equipment and deposits of five of the six branches sold in 2006 comprised the balances of assets and deposits held for sale at December 31, 2005.
     During the first quarter of 2005, CIB Marine recognized a $0.2 million impairment loss on the Bloomington building based on its market value, and in the fourth quarter of 2005, CIB Marine sold the deposits, property and equipment of its branch located in Sebring Florida and recognized a pretax gain of $0.3 million. The net gain on the sale of the Sebring branch deposits, property and equipment and the impairment loss on the Bloomington building are included in other noninterest expense on the consolidated statements of operations.
Note 9-Other Assets
     The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2006	2005
	(Dollars in thousands)
Prepaid expenses	$1,067	$1,113
Accounts receivable	1,508	638
Trust preferred securities underwriting fee, net of amortization	1,335	1,390
Investment in trust common securities	2,838	2,654
Other investments	2,821	3,562
Income tax receivable	3,492	3,391
Other	116	101

	$13,177	$12,849

     The major components of other investments are as follows:
•	Investments in limited partnership interests in various affordable housing partnerships. The carrying value of these investments was $1.4 million and $1.8 million, respectively, at December 31, 2006 and 2005. Equity loss on these limited partnerships, included in noninterest expense, was $0.4 million in 2006, $0.3 million in 2005 and $0.1 million in 2004, including $0.6 million in discontinued operations. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•	Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment was $0.8 million at both December 31, 2006 and 2005.

•	Investment in the common stock of a publicly traded company. The carrying value of this investment was $0.4 million at December 31, 2006. During 2006, CIB Marine exercised stock warrants it had received as payment for credit services. The carrying value of the warrants at December 31, 2005 was $0.3 million and during both 2006 and 2005, CIB Marine recognized a $0.1 million market value gain on these warrants. The market value gains are included in net gain on assets.

•	Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of December 31, 2006 has invested $0.4 million. During 2006, CIB Marine received a capital distribution of $0.1 million on its investment in this company. During 2005, CIB Marine recognized a $0.1 million impairment loss on this investment due to a reduction in CIB Marine’s interest in the equity value of this investment. The impairment loss is included in write down and losses on assets. At December 31, 2006 and 2005, CIB Marine’s carrying value of this investment was $0.2 and $0.3, respectively.

•	During 2006, CIB Marine sold its interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. No gain or loss was recognized on the sale. CIB Marine’s carrying value of this investment at December 31, 2005 was $0.4 million.
Note 10-Deposits
     The aggregate amount of time deposits of $100,000 or more at December 31, 2006 and 2005 were $135.4 million and $132.2 million, respectively. Included in time deposits are brokered deposits of $39.2 million at December 31, 2006 and $45.0 million at December 31, 2005.
     At December 31, 2006, the scheduled maturities of time deposits are as follows:

December 31, 2005
(Dollars in thousands)
2007	$347,674
2008	73,196
2009	36,847
2010	9,601
2011	8,991
Thereafter	4,981
Deposits of branches held for sale (1)	(43,078)

$438,212

(1)	Deposits held by branches classified as held for sale at December 31, 2006.
Note 11-Short-Term Borrowings
     Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities.
     The following is a summary of short-term borrowings for each of the two years ended December 31:

	At Year end		For the Year
		Weighted-	Daily	Weighted-	Highest
		Average	Average	Average	Balances at
	Balance	Rate	Balances	Rate	Month End
	(Dollars in thousands)
2006
Federal funds purchased and securities sold under repurchase agreements	$23,625	4.79%	$19,109	4.21%	$23,624
Federal Home Loan Bank Notes	—	—	3,088	5.57	12,000
Treasury, tax and loan note	4,028	5.04	718	4.47	4,028

Total short-term borrowings	$27,653	4.83%	$22,915	4.40%

2005
Federal funds purchased and securities sold under repurchase agreements	$20,981	3.50%	$24,728	3.00%	$25,367
Treasury, tax and loan note	4,020	4.06	905	5.93	4,028

Total short-term borrowings	$25,001	3.56%	$25,633	3.10%

     At December 31, 2006 and 2005, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $4.9 million at both December 31, 2006 and 2005.
     During 2006 and 2005, some of the borrowing sources customarily utilized by CIB Marine were restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements and the inability to provide audited consolidated financial statements. Federal funds borrowings by certain of CIB Marine’s subsidiary banks were contingent on subsidiary bank pledges of fixed income investment securities, the FHLB of Chicago restricted lending terms, and derivative counterparties increased collateral requirements. Brokered deposits were restricted by FDIC rules and regulations at subsidiary banks which were defined as less than well capitalized due to either low levels of capital, the issuance of Cease and Desist Orders, or formal written agreements by regulatory agencies. Where eligible, the FDIC granted permissible waivers at the subsidiary banks, making the banks eligible to accept, renew or rollover brokered deposits. During 2004, the credit status of all of CIB Marine’s subsidiary banks was reduced. The subsidiary banks were restricted from daylight overdraft and other activity at their respective Federal Reserve Banks, and were required to pledge securities in order to have access to the federal reserve discount window. These restrictions were removed from one of the subsidiary banks during 2005 and at another subsidiary bank during 2006. At December 31, 2006, only Central Illinois Bank was required to pledge securities in order to have access to the federal reserve discount window. At December 31, 2006, CIB Marine had securities with a carrying and market value of $11.3 million pledged for access to the federal reserve discount window. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt. Pursuant to regulatory agreements consented to by certain of CIB Marine’s bank subsidiaries, the subsidiaries must obtain regulatory approval before paying cash dividends.
Note 12-Long-Term Borrowings
     Long-term borrowings consist of borrowings having an original maturity of greater than one year.
FHLB
     The following table presents information regarding amounts payable to the FHLB of Chicago. All of the borrowings shown in the following table are fixed rate borrowings.

				Scheduled	Callable Quarterly
	December 31,			Maturity	@ Par After
2006		2005
Balance	Rate	Balance	Rate
	(Dollars in thousands)
$—	—%	$3,250	4.95%	01/16/08	01/16/01
—	—	2,000	4.95	01/16/08	01/16/01
2,000	5.09	2,000	5.09	02/20/08	02/20/01

$2,000	5.09%	$7,250	4.99%

     CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB notes. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from a 60% loan to value for 1-4 Family Loans (held for sale) to 95% on U.S. Treasury and Agency Obligation securities. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $17.9 million and $11.5 million at December 31, 2006 and 2005, respectively. These assets consisted of securities with a market value of $19.9 million and $12.6 million at December 31, 2006 and 2005, respectively.
Junior Subordinated Debentures
     CIB Marine had the following junior subordinated debentures outstanding at December 31, 2006 and 2005:

	December 31,
			Issue	Interest		Callable
	2006	2005	Date	Rate	Maturity Date	After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	$10,310	03/23/00	10.88%	03/08/30	03/08/10
CIB Statutory Trust III	15,464	15,464	09/07/00	10.60	09/07/30	09/07/10
CIB Statutory Trust IV	15,464	15,464	02/22/01	10.20	02/22/31	02/22/11
CIB Statutory Trust V	20,619	20,619	09/27/02	Variable (1)	09/27/32	09/30/07

Total junior subordinated debentures	$61,857	$61,857

(1)	Three-month LIBOR + 3.40% adjusted quarterly.
     CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the debentures. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments, and as a result the Trusts deferred distributions on its trust preferred securities. At December 31, 2006 and 2005 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $21.8 million and $14.1 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital, subject to regulatory limitations.
     The Federal Reserve Board adopted a rule limiting the inclusion of junior subordinated debentures in the Tier 1 equity capital. The ruling limited the total restricted Tier 1 capital elements, including junior subordinated debentures, net of investment in trust, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2006, CIB Marine included approximately $23.9 million of its junior subordinated debentures in total Tier 1 capital.
Note 13-Other Liabilities

	December 31,
	2006	2005
	(Dollars in thousands)
Accounts payable	$1,408	$459
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	159	201
Accrued compensation and employee benefits	973	913
Accrued professional fees	1,070	1,476
Accrued other expenses	2,645	997
Fair value of derivatives	29	37
Other liabilities	360	427

	$7,369	$5,235

     Accrued other expenses includes $1.8 million contingent liability related to the settlement of the John C. Hadley and Mary Lydia Hadley litigation in the first quarter of 2007. See Note 18-Commitments and Contingencies for further information regarding this litigation.

     Changes in the accrual for unfunded standby letters of credit are as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$725	$725	$15,747
Transfer to allowance for loan losses for funded standby letters of credit	—	—	(5,000)
Charge-offs	—	—	(6,255)
Provision for losses on unfunded commitments and standby letters of credit:
Continuing Operations	—	—	725
Discontinued Operations	—	—	(1,900)
Reduction of accrual for unfunded loan commitments and standby letters of credit losses due to sale of CIB-Chicago	—	—	(2,592)

Balance at end of year	$725	$725	$725

Note 14-Stockholders’ Equity
Receivables from Sale of Stock
     Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The balances of loans classified as receivables from sale of stock totaled $0.2 million at both December 31, 2006 and 2005. Interest earned on these loans was $0.01 million in 2006, $0.04 million in 2005 and $0.2 million in 2004 and is included in interest and dividend income-loans and discontinued operations as appropriate.
Treasury Stock
     Certain of CIB Marine’s subsidiary banks have acquired CIB Marine stock through collection efforts when the borrowers defaulted on their loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses. CIB Marine did not acquire or sell any shares during 2006 or 2005. During 2004, CIB Marine acquired 137,002 shares at a cost of $0.6 million. In conjunction with the sale of CIB-Chicago in November 2004, CIB Marine sold 210,950 shares of treasury stock which were previously acquired and held by CIB-Chicago, and which had a book value of $2.6 million, and recorded a $1.8 million reduction in its retained earnings. Treasury Stock was $0.2 million at both December 31, 2006 and 2005.
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

     At December 31, 2006, pursuant to FDIC regulations in 12 C.F.R. Part 325, Marine-Wisconsin and Citrus Bank were each classified as well capitalized and Central Illinois Bank was categorized as adequately capitalized. At December 31, 2005, Marine FSB, Marine-Wisconsin and CIB-Indiana were classified as well capitalized and Central Illinois Bank and Citrus Bank were each categorized as adequately capitalized. While those banks classified as adequately capitalized met the capital ratio criteria of a well capitalized bank, they were each subject to a cease and desist order or written agreement as of that date, and pursuant to the FDIC regulations, a bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as well capitalized.
     At December 31, 2006 and 2005, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004; Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with its banking regulatory authorities in the second quarter of 2004; and Marine-Wisconsin was subject to a Memorandum of Understanding (“Memorandum”) it entered into with its respective banking regulators in March 2005. Additionally, at December 31, 2005, Citrus Bank was subject to a Written Agreement (“Citrus Agreement”) it entered into with the Office of the Comptroller of the Currency in the third quarter of 2004 and CIB-Indiana was subject to a Memorandum of Understanding. The Citrus Agreement was terminated in September 2006 and CIB-Indiana was merged into Marine-Wisconsin in August 2006. Among other items, the Agreement, Order and Memorandum restrict the payment of cash dividends without prior written consent from the regulators and require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. The Citrus Agreement, in addition to such dividend restriction and capital requirement, also required Citrus Bank to maintain total capital to risk weighted assets of not less than 14%. Failure to comply with the Agreement, Order or Memorandum could have a material adverse effect on CIB Marine and its operations. As of December 31, 2006, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Agreement, Order or Memorandum.
     The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$141,308	20.95%	$53,965	8.00%	$67,456
Central Illinois Bank	59,389	20.18	23,545	8.00	29,432	10.00%
Marine-Wisconsin	48,631	17.07	22,796	8.00	28,495	10.00
Citrus Bank	21,162	24.40	6,938	8.00	8,673	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$96,584	14.32%	$26,983	4.00%	$40,474
Central Illinois Bank	55,593	18.89	11,773	4.00	17,659	6.00%
Marine-Wisconsin	45,041	15.81	11,398	4.00	17,097	6.00
Citrus Bank	20,069	23.14	3,469	4.00	5,204	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$96,584	9.51%	$40,632	4.00%	$50,790
Central Illinois Bank (1)	55,593	11.34	19,605	4.00	24,507	5.00%
Marine-Wisconsin (1)	45,041	11.67	15,437	4.00	19,297	5.00
Citrus Bank	20,069	15.10	5,317	4.00	6,646	5.00

December 31, 2005
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$150,629	21.37%	$56,380	8.00%	$70,475
Central Illinois Bank	57,310	16.69	27,476	8.00	34,345	10.00%
Marine-Wisconsin	27,643	19.30	11,458	8.00	14,322	10.00
CIB-Indiana	12,849	18.30	5,618	8.00	7,022	10.00
Marine FSB	9,495	19.02	3,994	8.00	4,992	10.00
Citrus Bank (2)	20,429	23.02	7,098	8.00	8,873	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$108,015	15.33%	$28,190	4.00%	$42,285
Central Illinois Bank	52,857	15.39	13,738	4.00	20,607	6.00%
Marine-Wisconsin	25,839	18.04	5,729	4.00	8,593	6.00
CIB-Indiana	12,086	17.21	2,809	4.00	4,213	6.00
Marine FSB	8,866	17.76	1,997	4.00	2,995	6.00
Citrus Bank	19,307	21.76	3,549	4.00	5,324	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$108,015	9.20%	$46,968	4.00%	$58,710
Central Illinois Bank (1)	52,857	8.73	24,211	4.00	30,264	5.00%
Marine-Wisconsin (1)	25,839	11.46	9,015	4.00	11,269	5.00
CIB-Indiana (1)	12,086	12.05	4,013	4.00	5,016	5.00
Marine FSB	8,866	10.90	3,255	4.00	4,069	5.00
Citrus Bank (2)	19,307	12.94	5,969	4.00	7,461	5.00

(1)	Pursuant to the Order and Memorandum of Understanding, the banks are required to maintain a Tier 1 leverage capital level equal to or exceeding 8% of total average assets.

(2)	In 2004, Citrus Bank entered into a the Citrus Agreement with the OCC, which required Citrus Bank to maintain total capital to risk weighted assets of at least 14% and a Tier 1 leverage capital level equal to or exceeding 8% of total average assets throughout such time as the Citrus Agreement remained in effect. The Citrus Agreement was terminated in September, 2006.
     The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. Pursuant to the respective Agreement, Order and Memorandum and throughout such time as the Agreement, Order and Memorandum remain in effect, these subsidiary banks may not pay a dividend to

CIB Marine and CIB Marine cannot declare or pay dividends without first obtaining the consent of the regulators. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from its subsidiary banks during 2006. At December 31, 2006, only one subsidiary bank, Citrus Bank, had retained earnings available for the payment of dividends to CIB Marine, subject to regulatory approval, in the amount of $0.6 million.
Federal Deposit Insurance
     As FDIC-insured institutions, each of CIB Marine’s subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. In 2006, the FDIC had the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC had adopted a premium rate schedule, which provided for an assessment range of 0% to 0.27% of domestic deposits, depending on the capital category and supervisory category to which a bank is assigned. As of December 31, 2006, the assessment rate for Central Illinois Bank was 0.17% and the assessment rate for the other banks was 0.03%. The FDIC’s risk-based insurance assessment system was amended by the Federal Deposit Insurance Reform Act in 2006. Under implementing regulations effective for 2007, each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. There is currently a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject in 2007 to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of .43%.
     The FDIC is authorized to terminate an institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for CIB Marine’s banks would have a material adverse effect on CIB Marine. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. The quarterly debt service assessment rate for all banks was 0.0124%.
     In October 2006, the FDIC Board of Directors approved a One-Time Assessment Credit. This credit, totaling $0.6 million for CIB Marine’s subsidiary banks, will be recorded as a credit against regular FDIC insurance premium expense beginning in January 2007 and continue until the credit is exhausted.
Note 15-Other Expense
     Other expense consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Payroll and other processing charges	$99	$125	$133
Correspondent bank charges	256	291	372
Advertising/marketing	722	1,135	691
Communications	1,386	1,310	1,182
Supplies and printing	357	581	421
Shipping and handling	523	703	807
Collection expense	43	248	221
FDIC and state assessment	1,289	1,768	1,634
Recording and filing fees	149	185	116
Foreclosed property	7	46	111
Other expense	4,330	3,015	2,705

Total other expense	$9,161	$9,407	$8,393

Note 16-Loss Per Share
     The following provides a reconciliation of basic and diluted loss per share:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(9,839)	$(13,144)	$(28,551)

Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,245,884
Effect of dilutive stock options outstanding	—	—	—

Diluted	18,333,779	18,333,779	18,245,884

Per share loss:
Basic	$(0.54)	$(0.72)	$(1.56)
Effect of dilutive stock options outstanding	—	—	—

Diluted	$(0.54)	$(0.72)	$(1.56)

     For 2006, 2005 and 2004, 971,830, 778,000, and 1,059,896 options, respectively, were excluded from the calculation of diluted earnings per share because their assumed exercise would be anti-dilutive due to losses from continuing operations.
Note 17-Financial Instruments with Off-Balance Sheet Risk
     The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	December 31,
	2006	2005
	(Dollars in thousands)
Commitments to extend credit	$157,851	$186,187
Standby letters of credit	5,637	7,222
Interest rate swaps	15,675	15,807
     CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.
     Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at December 31, 2006 and 2005, is $5.6 million and $7.2 million, respectively, with a weighted average term of approximately 8 months and 5 months, respectively. CIB Marine has accrued liabilities of $0.7 million at both December 31, 2006 and 2005 for probable losses related to certain standby letters of credit. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.
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
     At December 31, 2006, CIB Marine is primarily involved with derivative financial instruments in the form of interest rate swaps utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine generally deals with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2006. In addition, at December 31, 2005, CIB Marine held warrants for the purchase of common stock of a publicly traded company. The warrants were exercised during 2006.
     CIB Marine had $10.0 million notional value of receive fixed/pay floating interest rate swaps outstanding as of December 31, 2006 used to hedge fixed rate deposits with matching interest payment frequencies, maturities, option features and amounts. As of December 31, 2006, these swaps received Fair Value Hedge accounting treatment under SFAS 133. CIB Marine had $5.7 million notional value of pay fixed/receive floating interest rate swaps outstanding as of December 31, 2006 used to hedge fixed rate loans. These swaps are accounted for as Fair Value Hedges under SFAS 133 as of December 31, 2006. Market value changes during the period of the interest rate swaps and the hedged assets are reflected in other noninterest income in the statement of operations.
     The fair value of derivatives that fail to qualify as a hedge and the ineffective position of derivatives that do qualify as a hedge is charged to other expense or credited to other income in the period of the change in fair value. Such amounts charged to net income in both 2006 and 2004 was $0.0 million and $0.1 million in 2005. The fair value adjustment of warrants charged to net income in both 2006 and 2005 was $0.1 million.
Note 18-Commitments and Contingencies
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
Note 19-Stock Option Plans
     CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2006, options to purchase 463,409 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors, of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.
     The following table shows activity relating to stock options.

				Weighted
		Range of	Weighted	Average Grant
	Number of	Option Prices	Average	Date Fair Value
	Shares	per Share	Exercise Price	Per Share

Shares under option at December 31, 2003	1,439,850	$8.50-25.08	$16.45

Granted	—	$—	$—
Lapsed or surrendered	(648,519)	8.50-25.08	16.58
Exercised	—	—	—

Shares under option at December 31, 2004	791,331	$8.50-23.66	$16.35

Granted	523,750	$4.10	$4.10	$1.47

Lapsed or surrendered	(293,594)	4.10-23.66	13.63
Exercised	—	—	—

Shares under option at December 31, 2005	1,021,487	$4.10-23.66	$10.85

Granted	483,750	$4.10	$4.10	$0.76

Lapsed or surrendered	(332,916)	4.10-23.66	9.44
Exercised	—	—	—

Shares under option at December 31, 2006	1,172,321	$4.10-22.89	$8.47

Share exercisable at December 31, 2006	468,771	$4.10-22.89	$15.02

     The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2005	493,963
Granted	483,750
Vested	(73,050)
Forfeited	(201,113)

Nonvested stock options at December 31, 2006	703,550
     The following table summarizes information about stock options outstanding at December 31, 2006.

	Options Outstanding
		Weighted	Options Exercisable
	Number of	Average		Weighted	Number of
	Shares	Remaining	Average	Shares	Average	Weighted
Range of Option	Outstanding	Contractual	Exercise	Exercisable	Exercise	Average
Prices	at 12/31/06	Life (Years)	Price	at 12/31/06	Prices	Contractual Term

$4.10	773,500	9.30	$4.10	69,950	$4.10
10.90 — 13.89	145,500	1.13	13.07	145,500	13.07
13.90 — 16.89	78,300	2.58	16.24	78,300	16.24
16.90 — 19.89	94,729	3.57	18.40	94,729	18.40
19.90 — 22.89	80,292	4.91	22.89	80,292	22.89

$ 4.10 — 22.89	1,172,321	7.07	$8.47	468,771	$15.02	3.65

Note 20-Other Benefit Plans
     CIB Marine provides a defined contribution 401(k) plan to all employees of CIB Marine and its subsidiaries who have attained age 18. As of August 2006, employees may enter the Plan on the first day of the month following sixty days of employment. The plan permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Participants age 50 or older are allowed to make a stated amount of additional contributions on a tax deferred basis as permitted by law. During the first quarter of 2004, CIB Marine suspended the matching contribution. In 2005 and 2006, the matching contribution was 50% of the employee’s contribution up to 6% of compensation. The total expenses incurred for employer matching contributions to the plan were $0.3 million in 2006, $0.4 million in 2005, and $0.1 million in 2004. All administrative costs to maintain the plan are paid by the plan.
     CIB Marine has an employee stock ownership plan for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2006, the plan held 205,836 shares of common stock, all of which have been allocated to participants. CIB Marine recognizes compensation expense for its contributions to the plan. CIB Marine did not make contributions to the plan in either 2006, 2005 or 2004, and does not currently have any plan to reinstate such contributions. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.
Note 21-Income Taxes
     The provision for income taxes (benefits) on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$(78)	$(1,152)	$(5,781)
State	(21)	(56)	(370)
Deferred (benefit)	—	—	911

	$(99)	$(1,208)	$(5,240)

     A reconciliation of the income tax provision (benefit) and income taxes from continuing operations, which would have been provided by applying the federal statutory rate of 35%, is as follows:

	For the Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Income tax benefit at statutory tax rate	$(3,478)	(35.0)%	$(5,023)	(35.0)%	$(11,827)	(35.0)%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax effect	12	0.1	(63)	(0.4)	(2,845)	(8.4)
Tax-exempt interest	(337)	(3.4)	(548)	(3.8)	(650)	(1.9)
Affordable housing credits	(360)	(3.6)	(359)	(2.5)	(360)	(1.1)
Valuation allowance	3,978	40.0	4,163	29.0	9,328	27.6
Other, net	86	0.9	622	4.3	1,114	3.3

	$(99)	(1.0)%	$(1,208)	(8.4)%	$(5,240)	(15.5)%
     The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets reported in other assets in the accompanying consolidated balance sheets are as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Loss carryforwards (1)	$59,678	$53,121	$48,406
Tax credit carryforwards	2,177	1,817	1,457
Allowance for loan losses	8,221	9,759	11,698
Goodwill and intangible assets	—	6	1,609
Allowance for unfunded loan commitments	—	—	291
Net unrealized loss in securities available for sale	746	1,322	252
Other real estate owned	4	498	455
Other	1,435	2,075	1,135

Deferred tax assets before valuation allowance	72,261	68,598	65,303
Valuation allowance	(71,202)	(67,193)	(64,074)

Net deferred tax assets	1,059	1,405	1,229
Deferred tax liabilities:
Fixed assets	$388	$429	$613
Other	671	976	616

Total deferred tax liabilities	1,059	1,405	1,229

Net deferred tax assets	$—	$—	$—

(1)	Includes U.S. federal net operating, capital loss and charitable contribution carryforwards.
     The change in the net deferred tax assets as reported in other assets in the accompanying consolidated balance sheets is as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Deferred tax benefits (expenses) included in continuing operations provision	$—	$—	$(911)
Deferred tax included in other comprehensive income	—	—	1,050
Valuation allowance against deferred tax in other comprehensive income	—	—	(1,050)

Total increase (decrease) in net deferred tax assets	$—	$—	$(911)

     With respect to continuing and discontinued operations, there were U.S. federal net operating loss, capital loss and charitable contribution carryforwards of approximately $150.1 million, $141.9 million and $128.5 million and state net operating loss, capital loss and charitable contribution carryforwards of approximately $225.2 million, $207.6 million and $221.0 million at December 31, 2006, 2005 and 2004, respectively. In 2004, the sale of CIB-Chicago resulted in a capital loss of $73.2 million. The net operating loss carryforwards will expire in varying amounts between 2007 and 2026. $13.5 million of the U.S. federal net operating loss carryforwards were acquired in connection with the Canron acquisition, of which $6.7 million will not be available due to separate return year limitations. Included in the carryforwards at December 31, 2006 are $70.2 million of capital loss carryforwards, of which $0.3 million is attributable to Canron. The capital loss carryforwards expire in 2008 and 2009. Excluded from the approximately $128.5 million of carryforwards at December 31, 2004 are U.S. federal net operating loss carryforwards of $36.1 million, state net operating loss carryforwards of $27.3 million and capital loss carryforwards of $2.5 million which were allocated to sold subsidiaries and are no longer available to the company.
     CIB Marine had Alternative Minimum Tax (“AMT”) credit carryforwards of $0.7 million at December 31, 2006, 2005 and 2004. $0.1 million of the AMT credit carryforward was acquired in connection with the Canron acquisition. There were also $1.7 million of General Business Credit carryforwards at December 31, 2006, which will expire in varying amounts between 2007 and 2011. Excluded from the above, are AMT credit carryforwards of $0.5 million and General Business Credit carryforwards of $0.3 million were allocated to sold subsidiaries and are no longer available to the company.
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
     Due to the significant losses in 2005 and 2006 and the expectation of additional losses in 2007, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2006 will be realized in their entirety. As of December 31, 2006 and 2005, no U.S. federal or state loss carryback potential remains. Therefore, a valuation allowance has been provided by way of a charge to federal and state tax expense to reduce the net U.S. federal and state deferred tax asset to zero.
     In 2003 through 2006, valuation allowances have been established against state deferred tax assets for those entities which have state net operating loss carryforwards in which management believes that it is not more likely than not that the state deferred tax assets will be realized.
     Like many financial institutions with banking operations in Wisconsin, CIB Marine’s Wisconsin bank subsidiary is under audit by the Wisconsin Department of Revenue (“WDOR”) relative to its Nevada investment subsidiary. CIB Marine believes it complied with Wisconsin law and that it is not liable for any taxes or interest that the WDOR may claim. At December 31, 2006 and 2005, CIB Marine has an accrued liability including interest of $0.1 million. CIB Marine has not made a decision as to whether it will contest the matter or settle with the WDOR, however, CIB Marine does not expect resolution of this matter to have a material effect on its consolidated financial position, results of operations or cash flows beyond the amounts accrued.
     Similarly, CIB Marine is currently under audit by the Illinois Department of Revenue (“IDR”) relative to its investment in an Illinois REIT. The REIT was formed as a subsidiary of a former Illinois subsidiary that was sold in 2004. Although CIB Marine believes it has both statutory authority and sound business purposes for establishing the REIT, the IDR audit has caused it to re-examine its Illinois tax exposure. Consequently CIB Marine charged its 2005 discontinued operations in the amount of $1.9 million to recognize its exposure and that liability remains at December 31, 2006.
     Additionally, in 2005 Canron had a net reduction in prior year exposure items of $0.4 million related to certain individually insignificant items.

Note 22-Fair Value of Financial Instruments
     The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).

	December 31, 2006
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$115,135	$115,135
Loans held for sale	80	80
Securities	345,602	345,602
Loans, net	501,718	502,800
Accrued interest receivable	5,582	5,582
Financial liabilities:
Deposits	739,784	737,787
Deposits of branches held for sale	55,365	55,216
Short-term borrowings	27,653	27,653
Long-term borrowings	2,000	2,014
Junior subordinated debentures	61,857	64,832
Accrued interest payable	24,940	24,940

	December 31, 2006
	Contractual
	or Notional	Carrying	Estimated
	Amount	Amount	Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$157,851	$—	$—
Standby letters of credit (1)	5,637	(749)	(749)
Interest rate swap agreements	15,675	(28)	(28)

	December 31, 2005
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$112,912	$112,912
Securities	493,409	493,409
Loans, net	490,662	492,580
Accrued interest receivable	5,133	5,133
Financial liabilities:
Deposits	867,700	864,089
Deposits of branches held for sale	66,991	66,616
Short-term borrowings	25,001	25,001
Long-term borrowings	7,250	7,441
Junior subordinated debentures	61,857	65,470
Accrued interest payable	16,896	16,896

	December 31, 2005
	Contractual
	Or Notional	Carrying	Estimated
	Amount	Amount	Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$186,187	$—	$—
Standby letters of credit (1)	7,222	(753)	(753)
Interest rate swap agreements	15,807	(37)	(37)

(1)	Includes an accrued liability for probable losses on unfunded commitments to extend credit and standby letters of credit of $0.7 million at both December 31, 2006 and 2005.
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
Available for Sale Securities
     The estimated fair values of securities by type are provided in Note 3-Securities. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or carrying values.
Loans held for Sale
     The fair value of loans held for sale, primarily conventional residential mortgage loans, are estimated using current market prices for similar mortgages in the market.

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
Junior Subordinated Debentures
     The estimated fair value of junior subordinated debentures was valued using option adjusted spread valuation models with an option free spread approximating a non-investment grade credit quality.
Accrued Interest Payable
     The carrying amounts of accrued interest are used to approximate their fair values.
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

Note 23-Parent Company Financial Statements
     The condensed financial statements of the parent company only, are presented as follows:
Condensed Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)

Assets
Cash and due from affiliated banks	$30,648	$33,743
Investments in subsidiaries	120,187	117,681
Loans to subsidiaries	100	818
Premises and equipment, net	1,035	1,376
Investment in subsidiaries held for disposal	(3,235)	(2,884)
Foreclosed properties	—	888
Other investments	3,460	2,970
Income tax receivable	2,469	178
Other assets	2,163	2,919

Total assets	$156,827	$157,689

Liabilities
Loans to subsidiaries-subscribed stock	$151	$201
Accrued interest payable	21,757	14,069
Junior subordinated debentures	61,857	61,857
Other liabilities	1,449	2,380

Total liabilities	85,214	78,507
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,266	158,163
Accumulated deficit	(102,806)	(93,528)
Accumulated other comprehensive loss, net	(1,880)	(3,435)
Receivables from sale of stock	(151)	(202)
Treasury stock at cost, 12,663 shares	(162)	(162)

Total stockholders’ equity	71,613	79,182

Total liabilities and stockholders’ equity	$156,827	$157,689

Condensed Statements of Operations

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest and Dividend Income
Dividends from subsidiaries	$1,575	$2,650	$7,200
Loan and other interest from subsidiaries	1,332	907	320
Other	—	—	—

Total interest and dividend income	2,907	3,557	7,520
Interest Expense
Short-term borrowings	—	—	1,170
Junior subordinated debentures	7,742	6,636	5,710

Total interest expense	7,742	6,636	6,880

Net interest income (loss)	(4,835)	(3,079)	640
Noninterest income
Equity in undistributed earnings (loss) of subsidiaries	911	(1,819)	(24,597)
Fees from subsidiaries	6,435	7,348	11,660
Gain on sale of assets/subsidiaries, net	—	—	14,889
Other income	234	346	120

Total noninterest income	7,580	5,875	2,072
Noninterest expense
Compensation and employee benefits	8,358	11,179	12,240
Equipment	864	1,155	1,079
Occupancy and premises	728	966	815
Professional services	1,039	1,431	3,817
Write down and losses on assets	247	113	1,075
Other	3,076	2,413	1,964

Total noninterest expense	14,312	17,257	20,990

Loss before income taxes	(11,567)	(14,461)	(18,278)
Income tax benefit	(2,289)	(2,800)	(931)

Net loss	$(9,278)	$(11,661)	$(17,347)

Condensed Statement of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(9,278)	$(11,661)	$(17,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(911)	(721)	24,597
Depreciation and amortization	521	614	623
Deferred tax expense (benefit)	—	—	(6,244)
Write down and losses on assets	247	113	1,075
Gain on sale of assets	—	—	(14,889)
Decrease (increase) in interest receivable and other assets	(3,588)	224	(1,877)
Increase in interest payable junior subordinated debentures	7,688	6,581	5,655
Decrease in other interest payable and other liabilities	(931)	(1,200)	(325)

Net cash used in operating activities	(6,252)	(6,050)	(8,732)
Cash Flows from Investing Activities:
Decrease in investment in limited partnerships and other investments	—	—	3,022
Net decrease in loans	718	2,807	5,137
Net increase in investment in subsidiaries	—	—	(19,350)
Dividends received from subsidiaries	1,575	2,650	7,200
Capital expenditures	(124)	(465)	(236)
Decrease (increase) in investment in subsidiaries held for disposal	351	7,268	(4,384)
Proceeds from sale of foreclosed property	637	—	—
Sale of subsidiaries, net of cash	—	—	68,891

Net cash provided by investing activities	3,157	12,260	60,280
Cash Flows from Financing Activities:
Sale of treasury stock (1)	—	—	(1,761)
Net decrease in short-term borrowings	—	—	(23,595)

Net cash used in financing activities	—	—	(25,356)

Net increase (decrease) in cash and cash equivalents	(3,095)	6,210	26,192
Cash and cash equivalents, beginning of year	33,743	27,533	1,341

Cash and cash equivalents, end of year	$30,648	$33,743	$27,533

(1)	Treasury stock sold in conjunction with the sale of CIB-Chicago.

Note 24-Quarterly Consolidated Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	TOTAL
	(Dollars in thousands, except share data)
2006
Total interest income	$14,367	$15,017	$15,952	$16,173	$61,509
Total interest expense	8,847	9,346	9,975	10,074	38,242

Net interest income	5,520	5,671	5,977	6,099	23,267
Provision for credit losses	(2,422)	137	(1,079)	(1,020)	(4,384)

Net interest income after provision for credit losses	7,942	5,534	7,056	7,119	27,651
Gain on sale of investment securities, net	—	—	—	—	—
Other noninterest income	490	1,332	1,536	1,068	4,426
Other noninterest expense	12,544	10,639	9,354	9,478	42,015

Loss from continuing operations before income taxes	(4,112)	(3,773)	(762)	(1,291)	(9,938)
Income tax (benefit) expense	(188)	(43)	53	79	(99)

Loss from continuing operations	(3,924)	(3,730)	(815)	(1,370)	(9,839)
Discontinued operations:
Pretax income from discontinued operations	254	33	332	41	660
Taxes effect for discontinued operations	188	43	(53)	(79)	99

Net income from discontinued operations	66	(10)	385	120	561

Net loss	$(3,858)	$(3,740)	$(430)	$(1,250)	$(9,278)

Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.21)	$(0.21)	$(0.04)	$(0.08)	$(0.54)
Discontinued operations	0.00	(0.00)	0.02	0.01	0.03

Net Loss	$(0.21)	$(0.21)	$(0.02)	$(0.07)	$(0.51)

Diluted
Loss from continuing operations	$(0.21)	$(0.21)	$(0.04)	$(0.08)	$(0.54)
Discontinued operations	0.00	0.00	0.02	0.01	0.03

Net loss	$(0.21)	$(0.21)	$(0.02)	$(0.07)	$(0.51)

2005
Total interest income	$15,406	$14,675	$14,947	$14,821	$59,849
Total interest expense	8,383	8,633	8,817	8,962	34,795

Net interest income	7,023	6,042	6,130	5,859	25,054
Provision for credit losses	(1,127)	(1,916)	(5,238)	(388)	(8,669)

Net interest income after provision for credit losses	8,150	7,958	11,368	6,247	33,723
Gain on sale of investment securities, net	—	154	201	—	355
Other noninterest income	918	579	588	455	2,540
Other noninterest expense	13,089	13,922	12,434	11,525	50,970

Loss from continuing operations before income taxes	(4,021)	(5,231)	(277)	(4,823)	(14,352)
Income tax (benefit) expense	5	(162)	(2,113)	1,062	(1,208)

Loss from continuing operations	(4,026)	(5,069)	1,836	(5,885)	(13,144)
Discontinued operations:
Pretax income from discontinued operations	728	2,745	51	126	3,650
Pretax gain on sales of discontinued operations (1)	—	—	—	200	200

Total pretax income from discontinued operations	728	2,745	51	326	3,850
Taxes effect for discontinued operations	1,895	162	2,102	(1,792)	2,367

Net income from discontinued operations	(1,167)	2,583	(2,051)	2,118	1,483

Net loss	$(5,193)	$(2,486)	$(215)	$(3,767)	$(11,661)

Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.22)	$(0.28)	$0.10	$(0.32)	$(0.72)
Discontinued operations	(0.06)	0.14	(0.11)	0.11	0.08

Net Loss	$(0.28)	$(0.14)	$(0.01)	$(0.21)	$(0.64)

Diluted
Loss from continuing operations	$(0.22)	$(0.28)	$0.10	$(0.32)	$(0.72)
Discontinued operations	(0.06)	0.14	(0.11)	0.11	0.08

Net loss	$(0.28)	$(0.14)	$(0.01)	$(0.21)	$(0.64)

(1)	In the fourth quarter of 2005, CIB Marine sold MICR and recognized a $0.2 million gain on the sale.

Note 25-Subsequent Events
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
Liquidity
     During 2007, some of the borrowing sources customarily utilized by CIB Marine continued to be contingent on subsidiary bank pledges of fixed income investment securities, including availability of federal funds purchased with correspondent banks and short-term borrowing availability from the Federal Home Loan Bank of Chicago. In the first quarter of 2007, the restriction requiring one of the subsidiary banks to pledge securities in order to have access to the federal reserve discount window was removed.
FHLB Stock Investment
     In September, 2007, the FHLB Chicago filed a Form 8-K with the SEC regarding the receipt of a draft consent cease and desist order from its regulator, the Federal Housing Finance Board (“Finance Board”). The draft order includes a prohibition, unless otherwise approved by the Director of the Office of Supervision of the Finance Board (“OS Director”), of capital stock repurchase and redemptions by the FHLB from its members, including redemptions upon membership withdrawal or termination. The FHLB states that the draft order contemplates that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of the FHLB. The draft order also proposes that dividend declarations would be subject to the prior written approval of the OS Director. As of September 30, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $1.7 million was categorized as required.
Loan Pool Purchase
     In February 2007, CIB Marine purchased a closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation, in the amount of $48.2 million. The purchased pool included 965 loans with a weighted average yield of 9.98%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and FICO score of 709.
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
Goodwill
     The balance of CIB Marine’s goodwill at December 31, 2006 is a result of prior branch acquisitions and related to a branch that was sold in the first quarter of 2007. As a result of the branch sale during the first quarter of 2007, CIB Marine had no goodwill at September 30, 2007.
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
Stock Options
     As a result of the reduction in force program, resignations and other management and Board of Directors changes during 2007, 102,632 shares of previously granted stock options lapsed and/or were surrendered and became available for future grants under CIB Marine’s 1999 Stock Option and Incentive Plan. In May 2007, 74,000 options were granted at an exercise price of $4.10 per share. As of September 30, 2007, there were 1,146,689 options outstanding with a weighted average exercise price of $7.89.
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
     CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of

December 31, 2006. As a part of its evaluation, management has evaluated whether the control deficiencies related to the material weakness in internal control over financial reporting which was reported in the 2005 Form 10-K continues to exist. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of December 31, 2006.
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth the names and ages of all Directors of CIB Marine at December 31, 2006, the positions and offices with CIB Marine held by each Director, the period that each has held any position with CIB Marine, the expiration of such Director’s term, and a brief account of each Director’s business experience during at least the past five years. CIB Marine did not hold an annual meeting of shareholders during 2004, 2005 or 2006. Directors whose term would have otherwise expired during 2004, 2005 or 2006 remained on the Board of CIB Marine.
     Directors

		Term
		Expired or
	Serving	Scheduled
Name and Age	Since	to Expire	Position with CIB Marine or Other Principal Occupation and Other Directorships
José Araujo (61)	1988	2005	Director of Central Illinois Bank since 1987; Chairman of the Board of Citrus Bank from March 2004 to January 2005, International Business Development Officer of Citrus Bank since April 2003, and Director of Citrus Bank since 2001. President of Joaraucar Consulting, Inc., an industrial gas service company, since October 1997.(1)

Norman E. Baker (60)	1988	2004	Chairman of Central Illinois Bank from February 2004 to March 2006, Director of Central Illinois Bank since 1988; Director of CIB-Indiana, from 1998 until its merger into Marine-Wisconsin in August 2006; Director of Marine-Wisconsin since September 2006; Chairman of Marine-FSB from February 2004 to June 2005 and Director of Marine-FSB from October 1999 until its merger into Marine-Wisconsin in March 2006. President and Chief Executive Officer of Estoy Pronto, Inc., a consulting and investment company, since July 1994.

W. Scott Blake (46)	1987	2004	Chairman of CIB Marine since February 2004; Chairman of Marine-Wisconsin since March 2006, Director of Marine-Wisconsin since December 2002; Manager of CIB Marine Capital LLC since 2001; and Director of MICR, Inc. since 2000. President of Blake Capital Corp., a real estate development, investment and property management company, since July 1998. (2) (3)

Stanley J. Calderon (61)	2004	2006	President and Chief Executive Officer of CIB Marine since April 2004; Director of the following bank and nonbank subsidiaries of CIB Marine: Central Illinois Bank since December 2004, Marine-Wisconsin since February 2005, Citrus Bank since February 2005, and CIB Marine Information Services, Inc. since March 2005. Prior to joining CIB Marine, Mr. Calderon was Executive Vice President and Manager of Middle Market Banking for the Midwest Region of Bank One from 1999 to 2003.(4)

Steven C. Hillard (44)	2004	2006	Director of CIB Marine from 1991 to 2002 and since September 2004; Director of MICR, Inc. since December 2004. President of HILMUN Holdings, Inc., a diversified holding company with interests in manufacturing and financial investments, since September 1991; Chief Executive Officer and Chairman of the Board of Pinnacle Door Company, a distributor and installer of garage doors, since September 1992; Managing member of HILMUN Development, LLC, a real estate development company, since 1993; and Chairman, President and Chief Executive Officer of Strategic Capital Bancorp, Inc. from November 2002 to September 2004.(3)

		Term
		Expired or
	Serving	Scheduled
Name and Age	Since	to Expire	Position with CIB Marine or Other Principal Occupation and Other Directorships
Gary L. Longman (58)	2004	2006	President of Sunny Ridge Family Center, an adoption agency, since June 2003;
			President of G.L. Longman Consulting, a consulting business, since January 2001; Partner at KPMG, LLP, an accounting, tax and advisory services firm from 1980 to 2000.

Donald M. Trilling (76)	1987	2004	Chairman of the Board of CIB Marine from September 1987 to February 2004; Director of Central Illinois Bank from 1987 to April 2004. Sales Representative at TTT, a phone service company, since January 2005; Secretary of Illini Tile Distributors Inc., an importer and distributor of ceramic tiles, from 1983 to 2002.(5)

Howard E. Zimmerman (77)	1987	2005	Retired; Chairman of the Board of Zimmerman Real Estate Group, a real estate appraisal and consulting company since 1986.

(1)	Mr. Araujo passed away in March 2007.

(2)	Mr. Blake resigned as Chairman of CIB Marine in the first quarter of 2007. Mr. Blake remains a director of CIB Marine.

(3)	In November 2005, CIB Marine sold substantially all of the assets of MICR and changed the company’s name to Everett Tech Inc.

(4)	On March 2, 2007, Mr. Calderon resigned from his positions as President and Chief Executive Officer of CIB Marine and was succeeded by Mr. John P. Hickey, Jr. Mr. Calderon was appointed Chairman of the Board of Directors of CIB Marine on March 8, 2007. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events-Management Changes in Part II of this Form 10-K for additional information relative to management and Board of Directors changes.

(5)	In September 2003, Illini Tile Distributors, Inc. entered into liquidation through an assignment for the benefit of creditors under Illinois law.
Executive Officers
     The following table sets forth the names, ages and positions of all executive officers of CIB Marine at December 31, 2006, the period that each has held positions with CIB Marine, and a brief account of each officer’s business experience during at least the past five years. Under CIB Marine’s by-laws, executive officers are elected annually by the Board of Directors, and each executive officer holds office until his/her successor has been duly elected and qualified or until the earlier of his/her death, resignation or removal.

Name and Age	Office and Experience
Stanley J. Calderon (61)	Mr. Calderon has served as President and Chief Executive Officer of CIB Marine since April 2004, Director of CIB Marine since November 2004, and Director of the following bank and nonbank subsidiaries of CIB Marine: Central Illinois Bank since December 2004, Marine-Wisconsin since February 2005, Citrus Bank since February 2005, and CIB Marine Information Services, Inc. since March 2005. Prior to joining CIB Marine, Mr. Calderon was Executive Vice President and Manager of Middle Market Banking for the Midwest Region of Bank One from 1999 to 2003.(1)

Michael L. Rechkemmer (57)	Mr. Rechkemmer has been Executive Vice President of CIB Marine since July 1999 and Chief Operations Officer since April 2000. He was CIB-Chicago’s interim President and CEO from March 2004 to November 2004.

Steven T. Klitzing (43)	Mr. Klitzing has served as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of CIB Marine since December 1993.

Michael L. Paoletta (54)	Mr. Paoletta has served as Senior Vice President and Chief Credit Officer since January 2006. He was Senior Vice President and Manager of Commercial Loan Workout department from June 2004 to January 2006, and Senior Vice President and Portfolio Manager of CIB-Chicago from 1998 to June 2004.

Daniel J. Rasmussen (40)	Mr. Rasmussen has served as Senior Vice President, General Counsel and Secretary of CIB Marine since April 2005. He was Vice President and Senior Attorney of CIB Marine from 1999 to 2005.

Patrick J. Straka (39)	Mr. Straka has served as Senior Vice President and Chief Investment Officer of CIB Marine since February 1999. He was Vice President, Investment Officer and General Auditor of CIB Marine from 1995 to February 1999.

(1)	On March 2, 2007, Mr. Calderon resigned from his positions as President and Chief Executive Officer of CIB Marine and was succeeded by Mr. John P. Hickey, Jr. Mr. Calderon was appointed Chairman of the Board of Directors of CIB Marine on March 8, 2007. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events-Management Changes in Part II of this Form 10-K for additional information relative to management and Board of Directors changes.
Audit Committee Financial Expert
     Gary L. Longman has served as Chairman of the Audit Committee since November 2004. Mr. Longman is independent as defined in Rule 10A-3 of the Exchange Act and the Board has determined that Mr. Longman is an audit committee financial expert as defined in Item 407 of Regulation S-K.
Code of Ethics
     CIB Marine has adopted a Code of Ethics (the “Code”) which applies to all of CIB Marine’s Directors, officers and employees. A copy of the Code may be accessed on our website at http://www.cibmarine.com/ by clicking on the “Code of Ethics Policy” link in the Corporate Information section of the website.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires executive officers and Directors, and persons who own more than ten percent of a registered class of CIB Marine’s stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, Directors and greater than ten percent shareholders are required by SEC regulation to furnish CIB Marine with copies of all Section 16(a) forms they file.
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Annual Statement of Changes In Beneficial Ownership of Securities on Form 5 were required for those persons, CIB Marine believes that, for the period January 1, 2006 through December 31, 2006, its executive officers and Directors complied with all filing requirements applicable to them.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
     This Compensation Discussion and Analysis explains the objectives and philosophy underlying CIB Marine’s executive compensation program and the material elements of the compensation paid to CIB Marine’s executive officers, including the executive officers named in the Summary Compensation Table (the “Named Executive Officers”).
     CIB Marine’s Compensation and Stock Option Committee (the “Committee”), which is comprised of all non-employee Directors of CIB Marine, has responsibility for CIB Marine’s compensation program. The Committee reviews and approves CIB Marine’s compensation goals and objectives, assesses the competitiveness of CIB Marine’s overall compensation practices and programs, and reviews and evaluates the performance of the executive officers of CIB Marine and make recommendations to the Board of Directors relative to the compensation and incentive awards of such executive officers.
Executive Compensation Objectives
     CIB Marine’s compensation objectives with respect to executive compensation have been to:
•	Provide incentive to maximize shareholder value by aligning the executives’ interests with those of the shareholders.

•	Attract and retain the best available executive talent.

•	Provide incentives and reward individual performance and contributions to CIB Marine.

Setting Executive Compensation
     Historically, the Committee has attempted to meet these objectives by providing compensation elements of base salary, annual cash incentives, and equity-based compensation. In determining the total compensation for each of the Named Executive Officers, the Committee would first establish appropriate levels of base salary for the executives, then establish the opportunity for the executives to earn additional compensation through annual cash incentives and longer-term equity compensation in the form of stock options. The amount of such additional compensation has varied with base salary and was also determined based upon attainment of both individual and corporate performance measures.
Current Elements of Compensation
     In 2003, CIB Marine experienced a deterioration in its financial condition and results of operations. As a result of CIB Marine’s ongoing financial issues, it has suspended its historical compensation program described above. The purpose of the current compensation policy is to assist liquidity at CIB Marine while providing modest incentives to its executives. With respect to base salary paid by CIB Marine to the Named Executive Officers in

2006, (i) the Chief Executive Officer agreed to reductions in his salary that resulted in a salary of $278,000 earned in 2006; and (ii) the other Named Executive Officers generally received a minimal increase in salary, except that Mr. Rasmussen received increases reflecting his increased responsibilities that resulted in a salary of $151,000 earned in 2006. These increases were recommended by the Chief Executive Officer and approved by the Committee.
     No Named Executive Officer received an annual cash incentive for 2006. No annual cash incentives were paid to any Named Executive Officer for 2005 or 2004 except for a $10,000 bonus paid to Daniel Rasmussen in 2005.
     The Committee made grants of stock options in 2006 to the Named Executive Officers other than the Chief Executive Officer, in order to provide a basic incentive to them and to more closely align their financial interests with those of CIB Marine’s shareholders. The grants, which were made pursuant to CIB Marine’s Stock Option Plan, are described in the Grants of Plan-Based Awards Table set forth in this Form 10-K.
     CIB Marine also provides retirement benefits, severance and change in control benefits for certain officers, and a limited number of perquisites and other personal benefits:
401(k) Plan
     CIB Marine’s 401(k) plan is a tax-qualified retirement plan the covers all employees generally, including the Named Executive Officers. An employee can elect to defer a percentage of his or her compensation on a pre-tax basis, up to a maximum in 2006 of $15,000, or $20,000 if age 50 or over, and CIB Marine contributes a matching contribution of 50% up to 6% of the employee’s deferral contributions. CIB Marine’s contributions under the plan on behalf of each Named Executive Officer are included in the “All Other Compensation” column of the Summary Compensation Table of this Form 10-K. CIB Marine provides no other retirement benefits for its executives, including the Named Executive Officers.
Employment Agreement
     CIB Marine had an employment agreement with Mr. Calderon, its President and CEO, that terminated March 2, 2007 as a result of his resignation as CEO. It provided for a minimum base salary of $450,000 per year, a year-end bonus subject to the sole discretion of the Board of Directors, and 150,000 stock options pursuant to CIB Marine’s Stock Option Plan. In addition, the agreement provided for a severance payment to Mr. Calderon if Mr. Calderon’s employment was terminated by CIB Marine without cause, or Mr. Calderon terminated his employment due to good reason (as defined in the agreement). The employment agreement is described in greater detail in the “Potential Payments Upon Termination or Change in Control of the Company” section of this Form 10-K.
Stock Option Plan
     CIB Marine’s Stock Option Plan provides for accelerated vesting of outstanding stock options upon a change of control of CIB Marine. See “Potential Payments Upon Termination or Change in Control of the Company” section of this Form 10-K for a more detailed discussion.
Perquisites and Other Benefits
     CIB Marine provides limited perquisites and other benefits to its Named Executive Officers. During 2006, Messrs. Klitzing, Rasmussen and Rechkemmer were provided with company-owned automobiles for their personal use. In 2007, CIB Marine terminated this perquisite, and Messrs. Klitzing, Rasmussen and Rechkemmer were each paid a one-time payment of $15,000 in lieu of the continued program. CIB Marine pays for club membership dues for Mr. Calderon. CIB Marine also provides company-paid group term life insurance and parking/transit benefits to its eligible employees generally, including its Named Executive Officers. The perquisites and benefits appear in the “All Other Compensation” column of the Summary Compensation Table of this Form 10-K.

2007 Events
     Effective March 2, 2007, Mr. Calderon resigned as President and Chief Executive Officer of CIB Marine and assumed the position of Chairman of the Board. Effective as of the same date, John P. Hickey, Jr. was appointed successor President and Chief Executive Officer of CIB Marine. CIB Marine and Mr. Hickey have entered into an employment agreement that continues until June 1, 2010 and provides for a minimum base salary of $260,000. The employment agreement also provides for severance equal to continued salary for the remainder of the term of the agreement if Mr. Hickey’s employment is terminated by CIB Marine for other than cause or he terminates his employment with CIB Marine for good reason (as defined in the agreement).
Deductibility of Executive Compensation
     Section 162(m) of the Internal Revenue Code limits the deductibility of executive compensation paid to the CEO and to each of the three other most highly compensated officers of a public company (other than CFO) to $1 million per year, but contains an exception for “performance-based compensation.” Salary, by its nature, does not qualify as performance-based compensation under Section 162(m). Due to the amounts and forms of compensation currently paid to CIB Marine’s executive officers, the tax deductibility of such compensation under Section 162(m) is not an important factor at this time in making compensation decisions.
COMPENSATION AND STOCK OPTION COMMITTEE REPORT
     The Compensation and Stock Option Committee hereby furnishes its report to the shareholders of CIB Marine in accordance with rules adopted by the Securities and Exchange Commission.
     The Committee states that is has reviewed and discussed with management CIB Marine’s Compensation Discussion and Analysis contained in this Form 10-K.
     Based upon this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.
     This report is submitted on behalf of the members of the Committee.
Howard E. Zimmerman (Chairman)
Norman E. Baker
W. Scott Blake
Steve C. Hillard
Gary L. Longman
Donald M. Trilling
EXECUTIVE COMPENSATION TABLES
     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Named Executive Officers.

SUMMARY COMPENSATION TABLE

				All Other
			Option	Compensation
Name and Principal Position	Year	Salary ($)	Awards ($)(1)	($)(2)	Total ($)

Stanley J. Calderon	2006	$278,000	$—	$15,264	$293,264
President and CEO

Steven T. Klitzing	2006	$195,000	$8,820	$27,888 (4)	$231,708
Executive Vice President, Chief Financial Officer and Treasurer

Michael L. Rechkemmer	2006	$180,000	$5,880	$11,503	$197,383
Executive Vice President and Chief Operations Officer

Patrick J. Straka	2006	$170,982	$4,410	$4,833	$180,225
Senior Vice President and Chief Investment Officer

Daniel J. Rasmussen	2006	$151,000	$5,880	$7,915	$164,795
Senior Vice President, General Counsel and Secretary

(1)	Represents grants of options to purchase shares of CIB Marine’s common stock made pursuant to its Stock Option Plan. This column shows the dollar amount of expense recognized by CIB Marine for financial reporting purposes in 2006 in accordance with Financial Accounting Standards No. 123R (“SFAS No. 123R), disregarding adjustments for potential forfeitures, for all outstanding stock options granted to each Named Executive Officer. See Item 8, Note 1-Summary of Significant Accounting Policies Stock-Based Compensation contained in Part II of this Form 10-K for a discussion of the assumptions made by CIB Marine in the valuation of these option awards. Under SFAS No. 123R, the fair value of option awards is recognized as expense over the vesting period of the award.

(2)	The table below provides the details of amounts included in the “All Other Compensation” table for each Named Executive Officer. The perquisites are valued for disclosure purposes at their incremental cost to CIB Marine in accordance with SEC regulations.

		Life
		Insurance	401(k)	Car		Parking/
Name and Position	Year	Premiums	Match	Allowance	Club Dues	Transit	Total

Stanley J. Calderon	2006	$1,841	$8,267	$—	$2,484	$2,672	$17,270
President and CEO

Steven T. Klitzing	2006	$156	$5,376	$22,356	$—	$—	$29,894
Executive Vice President, Chief Financial Officer and Treasurer

Michael L. Rechkemmer	2006	$1,151	$5,491	$3,033	$—	$1,828	$13,509
Executive Vice President and Chief Operations Officer

Patrick J. Straka	2006	$131	$4,702	$—	$—	$—	$6,839
Senior Vice President and Chief Investment Officer

Daniel J. Rasmussen	2006	$161	$4,249	$3,505	$—	$—	$9,921
Senior Vice President, General Counsel and Secretary
Employment Agreement
     CIB Marine had an employment agreement with its President and CEO, Stanley Calderon, which terminated March 2, 2007 as a result of his resignation, and which provided for a minimum base salary of $450,000 per year, a year-end bonus subject to the sole discretion of the Board of Directors, and 150,000 stock options pursuant to the Stock Option Plan, which options were granted to Mr. Calderon on September 29, 2005. In 2005, 2006 and 2007,

Mr. Calderon voluntarily agreed to salary reductions. The employment agreement is described in greater detail in the “Potential Payments Upon Termination or Change in Control of CIB Marine” section of this Form 10-K.
GRANTS OF PLAN-BASED AWARDS
     The following table provides information on options granted to the Named Executive Officers during 2006:

			All Other
			Option
			Awards:	Exercise or	Grant Date
			Number of	Base Price of	Fair Value of
			Securities	Option	Stock and
			Underlying	Awards	Option Awards
Name	Grant Date		Options(1)	($/Sh)(2)	($)

Stanley J. Calderon	—	(3)	0		—
Steven T. Klitzing	11/16/2006		20,000	4.10	15,600
Michael L. Rechkemmer	11/16/2006		20,000	4.10	15,600
Patrick J. Straka	11/16/2006		15,000	4.10	11,700
Daniel J. Rasmussen	11/16/2006		20,000	4.10	15,600

(1)	The option to purchase shares of CIB Marine’s common stock was granted pursuant to its Stock Option Plan.

(2)	The amount shown represents the dollar amount of expense recognized by CIB Marine for financial reporting purposes in 2006 in accordance with SFAS No. 123R, disregarding adjustments for potential forfeitures, for options granted during 2006. See Item 8, Note 1-Summary of Significant Accounting Policies Stock-Based Compensation contained in Part II of this Form 10-K for a discussion of the assumptions made by CIB Marine in valuation of these option awards. Under SFAS No. 123R, the fair value of option awards is recognized as expense over the vesting period of the award.

(3)	Mr. Calderon was not granted any stock options during 2006.
Stock Option Plan Compensation
     CIB Marine maintains the Stock Option Plan, which is an equity incentive plan designed to enable CIB Marine to attract, retain, and reward employees by offering them an opportunity to have a greater proprietary interest in and closer identity with CIB Marine and its financial success. The Stock Option Plan permits the Chief Executive Officer to grant Options at any time (except a grant to the Chief Executive Officer which shall be determined by the Committee). The practice of CIB Marine is for the Committee to determine the options to be granted to employees, including the number of shares of common stock to be subject to each such option, the duration of the option, the exercise price under each option, the time or times within which (during the term of the option) all or portions of each option may be exercised (subject to predetermined exercise periods if employment is terminated by CIB Marine without cause or due to death or disability), whether cash, common stock, or other property may be accepted in full or partial payment upon exercise of an option, any other terms and conditions of such options, and the type of such options. All outstanding options have a ten year term and vest ratably over a five-year period, except that outstanding options vest earlier upon death or disability or a change in control of CIB Marine.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     This table sets forth the information for each Named Executive Officer with respect to each grant of stock options outstanding as of December 31, 2006.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date

Stanley J. Calderon	30,000	120,000	(1)	$4.10	09/29/2015
Steven T. Klitzing	12,600	0		$13.07	02/25/2008
	10,650	0		16.23	07/29/2009
	10,369	0		18.40	07/27/2010
	13,543	0		22.89	11/29/2011
	6,000	24,000	(1)	4.10	09/29/2015
	0	20,000	(2)	4.10	11/16/2016
Michael L. Rechkemmer	5,700	0		$13.07	02/25/2008
	7,050	0		16.23	07/29/2009
	10,190	0		18.40	07/27/2010
	9,830	0		22.89	11/29/2011
	4,000	16,000	(1)	4.10	09/29/2015
	0	20,000	(2)	4.10	11/16/2016
Patrick J. Straka	3,600	0		$13.19	04/30/2007
	9,150	0		13.07	02/25/2008
	5,250	0		16.23	07/29/2009
	7,704	0		18.40	07/27/2010
	8,191	0		22.89	11/29/2011
	3,000	12,000	(1)	4.10	09/29/2015
	0	15,000	(2)	4.10	11/16/2016
Daniel J. Rasmussen	1,350	0		$16.23	07/29/2009
	1,332	0		18.40	07/27/2010
	1,365	0		22.89	11/29/2011
	4,000	16,000	(1)	4.10	09/29/2015
	0	20,000	(2)	4.10	11/16/2016

(1)	One-fifth of these options became fully exercisable on September 29, 2006, one-fifth became fully exercisable on September 29, 2007, one-fifth become fully exercisable on September 29, 2008, one-fifth become fully exercisable on September 29, 2009, and one-fifth become fully exercisable on September 29, 2010.

(2)	One-fifth of these options become fully exercisable on November 16, 2007, one-fifth become fully exercisable on November 16, 2008, one-fifth become fully exercisable on November 16, 2009, one-fifth become fully exercisable on November 16, 2010, and one-fifth become fully exercisable on November 16, 2011.
     If a Named Executive Officer’s employment terminates by reason of death or disability, all of the Named Executive Officer’s outstanding options vest and may be exercised within twelve months after the date of such termination, but in no event later than the expiration date of such options.
POTENTIAL PAYMENTS UPON TERMINATION
OR CHANGE IN CONTROL OF THE COMPANY
     CIB Marine provides certain benefits in connection with a change in control of CIB Marine. These benefits are in addition to those to which the employee would be entitled upon a termination of employment generally (e.g., vested retirement benefits accrued as of the date of termination, stock options that are vested as of the date of termination, and the right to elect continued health coverage pursuant to COBRA)
Employment Agreement
     CIB Marine had an employment agreement with its President and CEO, Stanley Calderon, which had a three-year term through April 13, 2007, but terminated earlier on March 2, 2007 as a result of his resignation as President and CEO. The agreement provided for severance benefits if Mr. Calderon’s employment was terminated by CIB Marine without cause, or Mr. Calderon terminated his employment due to good reason (which included a change in control, liquidation, or dissolution of CIB Marine, a reduction in base salary by more than 20%, a material reduction in his position or responsibilities, or a relocation outside of the metropolitan Chicago area). Mr. Calderon was entitled to severance equal to his base salary at the time of termination payable in equal installments over the remaining term of the agreement. Had a change in control occurred and Mr. Calderon’s employment terminated without cause or for good reason on December 31, 2006, Mr. Calderon would have been paid approximately $68,000, which represents his then current base salary through April 13, 2007, which was the original expiration date of the agreement. As a result of his resignation as President and CEO, Mr. Calderon received no severance benefits under this agreement. The agreement contained restrictive covenants that prohibited Mr. Calderon from disclosing proprietary information.
Stock Option Plan
     CIB Marine’s Stock Option Plan provides that upon a change in control, all unexercised options immediately vest, and may be exercised until the expiration date set forth in the applicable stock option agreement. A change in control occurs upon one of the following events: (i) the acquisition by any entity, person, or group of beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of more than 15% of the outstanding capital stock of CIB Marine entitled to vote for the election of directors (“Voting Stock”); (ii) the commencement by an entity, person, or group (other than CIB Marine or a subsidiary of CIB Marine) of a tender offer or an exchange offer for more than 15% of the outstanding Voting Stock of CIB Marine; or (iii) the effective date of (A) a merger or consolidation of CIB Marine with one or more other corporations as a result of which the holders of the outstanding Voting Stock of CIB Marine immediately prior to such merger or consolidation hold less than 60% of the voting stock of the surviving or resulting corporation, or (B) a transfer of substantially all of the assets of CIB Marine other than to an entity of which CIB Marine owns at least 80% of the voting stock; or (iv) the election to the Board, without the recommendation or approval of the incumbent Board, of the lesser of: (A) three directors; or (B) directors constituting a majority of the number of directors of the Board then in office; or (v) the occurrence of any transaction, merger or consolidation of CIB Marine whereby the Chief Executive Officer of CIB Marine immediately prior to the consummation of such transaction is not the Chief Executive Officer of the surviving or resulting company and the members of the Board, or any number thereof immediately prior to the consummation of such transaction, do not constitute a majority plus one director of the total number of directors appointed to the Board of Directors of the surviving or resulting company; or (vi) the liquidation or dissolution of CIB Marine.
     If a Named Executive Officer’s employment is terminated by CIB Marine without cause (as defined in the Stock Option Plan), all of his then vested options are exercisable within ninety days of such termination, but in no event later than the expiration date of such options. If the Named Executive Officer’s employment terminates by reason of death or disability, all of the Named Executive Officer’s outstanding options vest and may be exercised within twelve months after the date of such death or disability, but in no event later than the expiration date of such options.
     Assuming a change in control occurred on December 31, 2006, CIB Marine does not believe that any outstanding options were in the money.
DIRECTORS’ COMPENSATION
     For fiscal year 2006, the Board agreed to forego the payment of a Board retainer for all members except for Mr. Blake, the Chairman of CIB Marine, who was to be paid an annual retainer of $15,000 in quarterly installments. Non-employee Directors received a fee of $1,000 for each Board meeting attended. Non-employee Directors serving on the Audit, Executive, Litigation, Investment, and Executive Loan Committees received a fee of $1,000, $1,000, $300, $300 and $300 per meeting attended, respectively, except that the Chairman of the Audit Committee was paid $2,000 per Audit Committee meeting attended. In addition, the Chairman of the Audit Committee was paid an annual retainer of $10,000. In January 2006, Mr. Blake received a payment of $3,750 representing the first installment of his retainer. Mr. Blake was also paid $2,000 each for his attendance at the January and February Board meetings, and $2,000 for his attendance at an executive committee meeting in January. In March 2006, due to his significantly increased responsibilities and in lieu of the remainder of the $15,000 annual retainer, and Board and committee meeting fees for both CIB Marine and any subsidiary committees, the Board agreed to compensate Mr. Blake $15,000 per month, effective March 15, 2006.
     The following table sets forth all compensation paid to each of CIB Marine’s non-employee Directors in 2006:

	Fees Earned or	Option Awards
Name	Paid in Cash ($)	($)	Total ($)

Jose Araujo	$— (1)	$—	$—
Norman E. Baker	28,000	—	28,000
W. Scott Blake	168,300	54,000 (2)	216,150
Steven C. Hillard	14,900	—	14,900
Gary L. Longman	30,500	—	30,500
Donald M. Trilling	16,000	—	16,000
Howard Zimmerman	16,000	—	16,000

(1)	Mr. Araujo commenced employment as International Business Officer of Citrus Bank on April 15, 2003. Pursuant to his compensation agreement, Mr. Araujo was no longer paid fees for attending regularly scheduled CIB Marine Board meetings. During 2006, Mr. Araujo was paid a salary of $30,111, which includes a bonus of $111 in connection with his employment.

(2)	On March 30, 2006, Mr. Blake was granted 50,000 options at an exercise price of $4.10. The options vest ratably over a five-year period, and expire on March 30, 2016. On November 16, 2006, Mr. Blake was granted 25,000 options at an exercise price of $4.10. The options vest ratably over a five-year period, and expire on November 16, 2016. The amount shown represents the dollar amount of expense recognized by CIB Marine for financial reporting purposes in 2006 in accordance with SFAS No. 123R, disregarding adjustments for potential forfeitures. See Item 8, Note 1-Summary of Significant Accounting Policies Stock-Based Compensation contained in Part II of this Form 10-K for a discussion of the assumptions made by CIB Marine in valuation of these option awards. Under SFAS No. 123R, the fair value of option awards is recognized as expense over the vesting period of the award. As of December 31, 2006, the Directors had the following amounts of outstanding options: Jose Araujo – 33,050; Norman E. Baker – 33,050; W. Scott Blake – 108,050; Stanley Calderon – 150,000; Steven C. Hillard – 0; Donald M. Trilling – 33,050; and Howard E. Zimmerman – 33,050.
     Mr. Calderon is not included in this table since he is an employee director and received no additional compensation. His compensation is set forth in the Summary Compensation Table of this Form 10-K.
     Directors are reimbursed for any out-of-pocket expenses they incur.
     Directors of CIB Marine who are also directors of subsidiaries of CIB Marine receive compensation from such subsidiaries in varying amounts based on the director compensation schedules of such subsidiaries. Total amounts paid to each applicable Director in 2006 include: Norman E. Baker – $7,800; and W. Scott Blake – $600. Mr. Blake’s payments represent fees paid to him prior to March 15, 2006.
Compensation Committee Interlocks and Insider Participation
     The Committee, consisting of Norman E. Baker, W. Scott Blake, Steven C. Hillard, Gary L. Longman, Donald M. Trilling, and Howard E. Zimmerman, determines executive compensation and consists entirely of non-employee Directors. Mr. Blake was a non-executive officer of CIB Marine at December 31, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2006 with respect to compensations plans (including individual compensation arrangements) approved by security holders and under which our equity securities are authorized for issuance.

Equity Compensation Plan Information(1)
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan category	and rights	rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,172,321	$8.47	489,041
Equity compensation plans not approved by security holders	—	—	—
Total	1,172,321	$8.47	489,041

(1)	See Item 8, Note 1-Summary of Significant Accounting Policies-Stock-Based Compensation and Note 19-Stock Option Plans in Part II of this Form 10-K for additional information regarding our stock-based compensation plans.

Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of December 31, 2006, the number of shares of common stock of CIB Marine beneficially owned by (1) each stockholder believed by CIB Marine to be a beneficial owner of more than five percent of the outstanding common stock of CIB Marine, based on information available to CIB Marine, (2) each director of CIB Marine, (3) each of the Named Executive Officers, and (4) all directors and executive officers of CIB Marine as a group. Except as otherwise indicated, each person listed has sole voting and investment power over shares beneficially owned. For purposes of this table, all references to the right to acquire shares within 60 days refers to the 60 day period commencing December 31, 2006.

	Beneficial Ownership of
	Common Stock
	Amount and		Percentage of
	Nature of Beneficial		Common Stock
Beneficial Owner	Ownership(1)		Outstanding

5% Stockholders
John and Mary Lydia Hadley
915 W. Park Avenue, Champaign, Illinois 61821	1,116,950	(2)	6.09%
Named Executive Officers and Directors
Jose Araujo	115,571	(3)	*
Norman E. Baker	402,500	(4)	2.19	%(5)
W. Scott Blake	226,250	(6)	1.23	%(5)
Stanley J. Calderon	30,058	(7)	*
Steven C. Hillard	165,030		*
Steven T. Klitzing	80,485	(8)	*
Gary L. Longman	—		*
Daniel J. Rasmussen	8,320	(9)	*
Michael L. Rechkemmer	47,889	(10)	*
Patrick J. Straka	50,808	(11)	*
Donald M. Trilling	230,532	(12)	1.26	%(5)
Howard E. Zimmerman	140,650	(13)	*
All Directors and Executive Officers as a group (13 persons)	1,505,048		9.94	%(14)

*	Less than one percent

(1)	Unless otherwise indicated, the nature of beneficial ownership for shares shown in this column is sole voting and investment power. The information contained in this column is based upon information furnished to the Company by the persons named above.

(2)	Based solely on information in CIB Marine’s stock transfer records.

(3)	Includes 33,050 shares that Mr. Araujo has the right to acquire within 60 days upon the exercise of stock options. Mr. Araujo passed away in March 2007.

(4)	Includes 33,050 shares Mr. Baker has the right to acquire within 60 days upon the exercise of stock options.

(5)	Percentage is calculated on a partially diluted basis, assuming only the exercise of stock options by such individual which are exercisable within 60 days.

(6)	Includes 33,050 shares that Mr. Blake has the right to acquire within 60 days upon the exercise of stock options, and 60,000 shares held in two trusts for the benefit of Mr. Blake’s mother, for which Mr. Blake shares voting and investment powers, and for which Mr. Blake disclaims beneficial ownership of the shares.

(7)	Includes 30,000 shares that Mr. Calderon has the right to acquire within 60 days upon the exercise of stock options.

(8)	Includes 53,162 shares that Mr. Klitzing has the right to acquire within 60 days upon the exercise of stock options.

(9)	Includes 8,047 shares that Mr. Rasmussen has the right to acquire within 60 days upon the exercise of stock options.

(10)	Includes 36,770 shares that Mr. Rechkemmer has the right to acquire within 60 days upon the exercise of stock options.

(11)	Includes 1,400 shares jointly owned by Mr. Straka and his wife, 6,300 shares owned by partnerships with respect to which Mr. Straka shares voting and investment power, and 36,895 shares that Mr. Straka has the right to acquire within 60 days upon the exercise of stock options.

(12)	Includes 68,705 shares held in a trust for the benefit of Mr. Trilling’s wife and 33,050 shares that Mr. Trilling has the right to acquire within 60 days upon the exercise of stock options.

(13)	Includes 33,050 shares Mr. Zimmerman has the right to acquire within 60 days upon the exercise of stock options.

(14)	Percentage is calculated on a diluted basis, assuming the exercise of all stock options which are exercisable within 60 days by individuals included in the above table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
     During 2006, Directors and executive officers of CIB Marine, as well as members of their immediate families and various corporations and other entities associated with the directors, were clients of and had transactions with CIB Marine’s subsidiaries in the ordinary course of business. These transactions included loans and deposits. Similar transactions may occur in the ordinary course of business in the future. All loans were made on a non-preferential basis and did not involve more than the normal risk of collectibility or present other unfavorable terms.
Review, Approval or Ratification of Related Party Transactions
     CIB Marine has various policies and procedures, including its Code of Ethics policy, annual questionnaires completed by all directors and executive officers, and regulatory compliance requirements (including Regulation O, which restricts loans by the subsidiary banks to directors, executive officers, principal stockholders and their affiliates and requires approval by the board of directors of the banks for certain such loans), all of which are designed to identify transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. When such a transaction or relationship is identified, the Board of Directors of CIB Marine evaluates the transaction or relationship and determines if the transaction is permissible or a prohibited conflict of interest.
Director Independence
     The Board has determined that each of the following directors is an “independent director” as such term is defined in Nasdaq Marketplace Rule 4200(a)(15):  Norman E. Baker, W. Scott Blake, Steven C. Hillard, Gary L. Longman, Donald M. Trilling and Howard E. Zimmerman. Stanley J. Calderon is not independent under the Nasdaq rule since he is an officer of CIB Marine.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents fees for professional audit services rendered by our independent registered public accounting firm KPMG LLP (“KPMG”) for the audit of CIB Marine’s annual financial statements for 2006 and 2005, and fees billed for other services rendered by KPMG.

	2006	2005
	(Dollars in thousands)
Audit fees	$440	$450
Audit related fees (1)	13	—
Tax fees (2)	99	177

Total fees	$552	$627

(1)	Audit related fees consisted of audits of financial statements of certain employee benefit plans, audits of mortgage banking compliance and due diligence services.

(2)	Tax fees consisted of fees for tax consultation and tax compliance services, and included $20 thousand and $80 thousand paid in relation to Canron during 2006 and 2005, respectively.
Pre-Approval Policy and Procedures
     The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors, as provided in its Charter. The chair of the Audit Committee has the authority to grant pre-approvals of audit and non-audit services between meetings, provided that any such pre-approvals must be presented to and approved by the full Audit Committee at its next scheduled meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
     The following financial statements of CIB Marine are filed as a part of this document under Part II, Item 8, Financial Statements and Supplementary Data.
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2006 and 2005.

•	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004.

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

•	Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.
(a)(3) Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

3.2	Bylaws of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

*10.1	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

*10.2	First Amendment to the CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

*10.3	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).

*10.4	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.2 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).

*10.5	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non – Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

*10.6	CIB Marine Bancshares, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005).

*10.7	Employment Agreement between Stanley J. Calderon and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2004).

*10.8	Employment Agreement between John P. Hickey, Jr. and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on October 23, 2007).

10.9	Written Agreement between CIB Marine and the Federal Reserve Bank of Chicago (incorporated by reference to Exhibit 99.5 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

Exhibit No.	Exhibit
10.10	Cease and Desist Order issued jointly by the Federal Deposit Insurance Corporation and the State of Illinois Office of Banks and Real Estate Bureau of Banks and Trust Companies and consented to by Central Illinois Bank, effective May 29, 2004 (incorporated by reference to Exhibit 99.2 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

14.1	Code of Ethics (incorporated by reference to Exhibit 99 to the Company’s Form 8-K filed November 2, 2004).

21	Subsidiaries of CIB Marine

23.1	Consent of KPMG LLP

31.1	Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Steven T. Klitzing, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven T. Klitzing, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.
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

CIB MARINE BANCSHARES, INC. (registrant)

By: /s/ JOHN P. HICKEY, Jr.

Date: November 6, 2007	John P. Hickey, Jr.
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN P. HICKEY, Jr.	President and Chief Executive	November 6, 2007
John P. Hickey, Jr.	Officer (Principal Executive Officer)

/s/ STEVEN T. KLITZING	Executive Vice President and	November 6, 2007
Steven T. Klitzing	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ NORMAN E. BAKER	Director	November 6, 2007
Norman E. Baker

/s/ STANLEY J. CALDERON	Chairman of the Board of	November 6, 2007
Stanley J. Calderon	Directors and Director

/s/ W. SCOTT BLAKE W.	Director	November 6, 2007
Scott Blake

/s/ STEVEN C. HILLARD	Director	November 6, 2007
Steve Hillard

/s/ GARY L. LONGMAN	Director	November 6, 2007
Gary Longman

/s/ DONALD M. TRILLING	Director	November 6, 2007
Donald M. Trilling

/s/ HOWARD E. ZIMMERMAN	Director	November 6, 2007
Howard E. Zimmerman