Form 10-Q
period 2003-09-30
CIB MARINE BANCSHARES INC
filed 2008-03-19
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes ☐   No ☑

At February 29, 2008 CIB Marine had 18,346,442 shares of common stock outstanding.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	unaudited
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$69,031	$68,366
Federal funds sold	23,870	25,625
Total cash and cash equivalents	92,901	93,991
Loans held for sale	71,532	229,554
Securities available for sale	574,291	506,350
Loans	2,566,312	2,704,006
Allowance for loan losses	(126,999)	(65,122)
Net loans	2,439,313	2,638,884
Premises and equipment, net	29,766	28,087
Accrued interest receivable	14,509	16,669
Foreclosed properties	5,677	3,678
Assets of companies held for disposal	62,931	73,274
Goodwill	13,122	13,122
Other intangible assets	1,324	1,700
Other assets	59,275	45,396
Total assets	$3,364,641	$3,650,705
Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$215,556	$204,267
Interest-bearing demand	67,540	58,889
Savings	734,658	574,083
Time	1,866,940	2,011,165
Total deposits	2,884,694	2,848,404
Short-term borrowings	163,757	386,945
Long-term borrowings	46,889	47,141
Guaranteed trust preferred securities	60,000	60,000
Accrued interest payable	8,421	11,113
Liabilities of companies held for disposal	27,208	36,603
Other liabilities	25,639	12,936
Total liabilities	3,216,608	3,403,142
Stockholders' Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 and 18,312,242 issued and outstanding, respectively	18,346	18,312
Capital surplus	158,163	157,783
Retained earnings (accumulated deficit)	(23,202)	74,889
Accumulated other comprehensive income, net	2,137	4,516
Receivables from sale of stock	(5,208)	(7,937)
Treasury stock at cost, 86,611 shares	(2,203)	—
Total stockholders' equity	148,033	247,563
Total liabilities and stockholders' equity	$3,364,641	$3,650,705

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$40,213	$45,758	$129,529	$132,069
Loans held for sale	2,202	746	5,861	1,608
Securities:
Taxable	2,525	4,511	9,484	15,020
Tax-exempt	556	648	1,708	1,909
Dividends	172	96	483	268
Federal funds sold	45	144	317	485
Total interest and dividend income	45,713	51,903	147,382	151,359
Interest Expense
Deposits	18,657	21,888	59,205	63,921
Short-term borrowings	852	1,457	2,904	4,475
Long-term borrowings	285	331	873	1,050
Junior subordinated debentures/guaranteed trust preferred securities	1,280	1,072	3,903	3,196
Total interest expense	21,074	24,748	66,885	72,642
Net interest income	24,639	27,155	80,497	78,717
Provision for credit losses	75,010	13,459	134,560	25,511
Net interest income (loss) after provision for credit losses	(50,371)	13,696	(54,063)	53,206
Noninterest Income
Loan fees	613	752	1,884	2,918
Mortgage banking revenue	2,201	1,383	8,934	3,025
Deposit service charges	910	834	2,694	2,423
Other service fees	93	87	282	230
Other income	1,013	76	1,948	1,572
Gain on investment securities, net	—	1,031	—	3,127
Total noninterest income	4,830	4,163	15,742	13,295
Noninterest Expense
Compensation and employee benefits	11,263	9,317	33,997	28,315
Equipment	1,369	1,201	4,010	3,541
Occupancy and premises	1,335	1,177	3,895	3,332
Professional services	474	846	2,007	2,198
Litigation settlements	—	1,762	—	1,752
Write down and losses on assets	2,366	6	2,467	41
Other expense	3,607	3,130	10,328	8,868
Total noninterest expense	20,414	17,439	56,704	48,047
Income (loss) from continuing operations before income taxes	(65,955)	420	(95,025)	18,454
Income tax expense (benefit)	6,023	(605)	(5,511)	5,449
Income (loss) from continuing operations	(71,978)	1,025	(89,514)	13,005
Discontinued operations:
Pretax loss from discontinued operations	(3,324)	—	(7,049)	—
Income tax expense	1,867	—	1,528	—
Loss from discontinued operations	(5,191)	—	(8,577)	—
Net Income (loss)	$(77,169)	$1,025	$(98,091)	$13,005
Earnings (loss) Per Share
Basic
Income (loss) from continuing operations	$(3.94)	$0.06	$(4.90)	$0.72
Discontinued operations	(0.29)	—	(0.47)	—
Net income (loss)	$(4.23)	$0.06	$(5.37)	$0.72
Diluted
Income (loss) from continuing operations	$(3.94)	$0.05	$(4.90)	$0.70
Discontinued operations	(0.29)	—	(0.47)	—
Net income (loss)	$(4.23)	$0.05	$(5.37)	$0.70
Weighted average shares-basic	18,259,831	18,241,287	18,295,555	18,118,695
Weighted average shares-diluted	18,259,831	18,636,777	18,295,555	18,505,571

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock			Retained Earnings	Accumulated Other	Stock Receivables and
	Shares	Par Value	Capital Surplus	(Accumulated Deficit)	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2001 (audited)	17,876,752	$17,877	$148,972	$66,082	$4,331	$(7,437)	$229,825
Comprehensive income:
Net income	—	—	—	13,005	—	—	13,005
Other comprehensive income:
Unrealized securities holding gains arising during the period	—	—	—	—	3,517	—	3,517
Reclassification adjustment for gains included in net income	—	—	—	—	(3,127)	—	(3,127)
Income tax effect	—	—	—	—	(96)	—	(96)
Total comprehensive income							13,299
Common stock issuance	341,772	342	7,594	—	—	—	7,936
Exercise of stock options	57,030	56	698	—	—	—	754
Receivables from sale of stock	—	—	—	—	—	(500)	(500)
Balance, September 30, 2002 as restated	18,275,554	$18,275	$157,264	$79,087	$4,625	$(7,937)	$251,314
Balance, December 31, 2002 (audited)	18,312,242	$18,312	$157,783	$74,889	$4,516	$(7,937)	$247,563
Comprehensive loss:
Net loss	—	—	—	(98,091)	—	—	(98,091)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(5,319)	—	(5,319)
Income tax effect	—	—	—	—	2,849	—	2,849
Foreign currency translation adjustment	—	—	—	—	91	—	91
Total comprehensive loss							(100,470)
Exercise of stock options	34,200	34	380	—	—	—	414
Reduction in receivables from the sale of stock	—	—	—	—	—	2,729	2,729
Acquisition of treasury stock (86,611 shares)	—	—	—	—	—	(2,203)	(2,203)
Balance, September 30, 2003	18,346,442	$18,346	$158,163	$(23,202)	$2,137	$(7,411)	$148,033

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
		(as restated)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$(89,514)	$13,005
Loss from discontinued operations, net of tax	(8,577)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(8,482)	(7,954)
Depreciation and other amortization	7,878	4,625
Provision for credit losses	134,560	25,511
Originations of loans held for sale	(422,240)	(198,913)
Purchases of loans held for sale	(1,391,172)	(555,907)
Proceeds from sale of loans held for sale	1,969,615	682,267
Deferred tax expense (benefit)	6,407	(7,534)
Write down and losses on assets	2,467	41
Gain on investment securities, net	—	(3,127)
Decrease in interest receivable and other assets	722	3,755
Increase (decrease) in interest payable and other liabilities	6,769	(4,501)
Net cash provided by (used in) operating activities	208,433	(48,732)
Cash Flows from Investing Activities
Maturities of securities available for sale	176,226	262,136
Purchase of securities available for sale	(260,166)	(363,403)
Proceeds from sales of securities available for sale	999	127,528
Repayments of mortgage-backed securities available for sale	181,953	52,183
Purchase of mortgage-backed securities available for sale	(174,170)	(98,136)
Net increase in other investments	(1,452)	(2,621)
Net (increase) decrease in loans	38,691	(275,944)
Decrease in net assets of companies held for disposal	1,039	436
Proceeds from sale of foreclosed properties	17,460	2,744
Capital expenditures	(4,557)	(2,949)
Net cash used in investing activities	(23,977)	(298,026)
Cash Flows from Financing Activities
Increase in deposits	37,229	441,329
Proceeds from issuance of guaranteed trust preferred securities	—	19,550
Proceeds from issuance of common stock	—	7,936
Proceeds from stock options exercised	414	754
Net decrease in short-term borrowings	(223,189)	(105,278)
Net cash provided by (used in) financing activities	(185,546)	364,291
Net increase (decrease) in cash and cash equivalents	(1,090)	17,533
Cash and cash equivalents, beginning of period	93,991	59,000
Cash and cash equivalents, end of period	$92,901	$76,533
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$69,577	$74,383
Income taxes	6,359	13,952
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	20,641	1,206
Treasury shares acquired in loan collections	2,203	—

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2003 Annual Report on Form 10-K including the restatement of 2002. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations, and cash flows as of and for the quarter and nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated. Minority interest in a company held for disposal is immaterial to the consolidated financial statements and is included in liabilities of companies held for disposal.

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

Assets and liabilities of companies held for disposal include MICR, Inc. (“MICR”) and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at September 30, 2003 are included in income or loss from discontinued operations for all periods presented. At September 30, 2003, CIB Construction met the criteria of a discontinued operation. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.

Reclassifications have been made to certain amounts as of December 31, 2002 and for the quarter and nine months ended September 30, 2002 to be consistent with classifications for 2003.

Note 2- Restatement of the September 30, 2002 Consolidated Statements of Operations and Stockholders’ Equity

The consolidated statements of operations and stockholder’s equity as presented for the quarter and nine months ended September 30, 2002 have been restated to reflect the following:

Loan and Other Credit Losses

In the third quarter of 2003, CIB Marine began a comprehensive review of the adequacy of its allowance for loan losses in response to deterioration in the credit quality of CIB Marine’s loan portfolio, including a significant increase in nonperforming loans, which was noted by CIB Marine’s banking regulators at certain subsidiary banks. A Special Review Committee of the Board was formed to further review these items and engaged outside advisors to conduct an independent review of loan related matters. As a result of this comprehensive review, CIB Marine identified errors in the timing of loan downgrades. The consolidated statement of operations for the quarter and nine months ended September 30, 2002 has been restated to reflect loan downgrades in the appropriate periods, and the impact of this adjustment was an increase in the provision for credit losses of $1.7 million and $2.0 million for the quarter and nine months ended September 30, 2002, respectively.

Interest Income-Loans

In addition, errors were also identified in the timing of when loans were classified as nonperforming which resulted in loans being placed on nonaccrual status in an incorrect reporting period. The consolidated statement of operations for the quarter and nine months ended September 30, 2002 has been restated to reflect loans being placed on nonaccrual status in the appropriate periods. The impact of this adjustment was a reduction in interest income-loans of $0.01 million and $0.1 million for the quarter and nine months ended September 30, 2002, respectively.

Income Tax Expense

The consolidated statement of operations for the quarter and nine months ended September 30, 2002 has also been restated to reflect the income tax effect of the above adjustments. The effect of these adjustments on the consolidated statement of operations was an increase in income tax benefit on income from continuing operations of $0.6 million for the quarter ended September 30, 2002, and a reduction in income tax expense of $0.8 million for the nine months ended September 30, 2002.

Reclassification of Securities and Adjustment to Accumulated Other Comprehensive Income

During 2005, CIB Marine sold tax exempt held to maturity securities. As a result of this material contradiction related to management’s previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement on the consolidated statement of stockholders’ equity was an increase in accumulated other comprehensive income and total stockholders’ equity of $2.0 million as of September 30, 2002 for the net unrealized gains on the reclassified securities.

Receivables from Sale of Stock

During the regular 2003 regulatory examination, it was noted that certain of CIB Marine’s subsidiary banks had originated loans, the proceeds of which were used to purchase stock of CIB Marine. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock should have been accounted for as a reduction in stockholders’ equity unless the loan had been repaid prior to the issuance of the financial statements or the loan had been adequately collateralized exclusive of the value of CIB Marine stock pledged as collateral, if any. The consolidated statement of stockholders’ equity as of September 30, 2002 has been restated to report these loans as a contra-equity account entitled receivables from sale of stock. The effect of this adjustment was a reduction of loans and a corresponding reduction of stockholders’ equity of $7.9 million at September 30, 2002. See Note 11-Stockholders’ Equity- for further information.

The cumulative impact of the above restatements is a decrease in net income of $1.2 million and $1.4 million for the quarter and nine months ended September 30, 2002, respectively. The $8.5 million cumulative decrease in stockholders’ equity as of September 30, 2002 includes: the $1.4 million decrease in net income for the nine months ended September 30, 2002; a $1.2 million decrease in net income due to restatements in calendar year 2001; and the $7.9 million reduction due to receivables from sale of stock, which is partially offset by the $2.0 million increase in accumulated other comprehensive income. The above adjustments did not have an impact on the net cash provided by/used in operating activities, investing activities or financing activities.

The following tables present the consolidated statement of operations and the consolidated statement of stockholders’ equity as previously reported and restated as of and for the quarter and nine months ended September 30, 2002:

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended September 30, 2002
	As Previously Reported	Reclassification Adjustment	Restatement Adjustment	As Restated
	(Dollars in thousands)
Interest and Dividend Income
Loans	$45,493	$309	$(44)	$45,758
Loans held for sale	746	—	—	746
Securities:
Taxable	4,511	—	—	4,511
Tax-exempt	648	—	—	648
Dividends	96	—	—	96
Federal funds sold	144	—	—	144
Total interest and dividend income	51,638	309	(44)	51,903
Interest Expense
Deposits	21,886	2	—	21,888
Short-term borrowings	1,459	(2)	—	1,457
Long-term borrowings	332	(1)	—	331
Guaranteed trust preferred securities preferred securities	1,071	1	—	1,072
Total interest expense	24,748	—	—	24,748
Net interest income	26,890	309	(44)	27,155
Provision for credit losses	11,713	—	1,746	13,459
Net interest income after provision for credit losses	15,177	309	(1,790)	13,696
Noninterest Income
Loan fees	1,062	(310)	—	752
Mortgage banking revenue	2,655	(1,272)	—	1,383
Deposit service charges	813	21	—	834
Other service fees	149	(62)	—	87
Other income	70	6	—	76
Gain on investment securities, net	1,031	—	—	1,031
Total noninterest income	5,780	(1,617)	—	4,163
Noninterest Expense
Compensation and employee benefits	10,053	(736)	—	9,317
Equipment	1,112	89	—	1,201
Occupancy and premises	1,348	(171)	—	1,177
Professional services	846	—	—	846
Litigation Settlements	1,762	—	—	1,762
Write down and losses on assets	—	6	—	6
Other expense	3,626	(496)	—	3,130
Total noninterest expense	18,747	(1,308)	—	17,439
Income from continuing operations before income taxes	2,210	—	(1,790)	420
Income tax benefit	(15)	—	(590)	(605)
Income from continuing operations	2,225	—	(1,200)	1,025
Discontinued operations	—	—	—	—
Net income	$2,225	$—	$(1,200)	$1,025
EARNINGS PER SHARE:
Basic:
Income from continuing operations	$0.12	$—	$(0.06)	$0.06
Discontinued operations	—	—	—	—
Net income	$0.12	$—	$(0.06)	$0.06
Diluted:
Income from continuing operations	$0.12	$—	$(0.07)	$0.05
Discontinued operations	—	—	—	—
Net income	$0.12	$—	$(0.07)	$0.05

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2002
	As Previously Reported	Reclassification Adjustment	Restatement Adjustment	As Restated
	(Dollars in thousands)
Interest and Dividend Income
Loans	$131,943	$245	$(119)	$132,069
Loans held for sale	1,608	—	—	1,608
Securities:
Taxable	15,020	—	—	15,020
Tax-exempt	1,909	—	—	1,909
Dividends	268	—	—	268
Federal funds sold	485	—	—	485
Total interest and dividend income	151,233	245	(119)	151,359
Interest Expense
Deposits	63,917	4	—	63,921
Short-term borrowings	4,480	(5)	—	4,475
Long-term borrowings	1,050	—	—	1,050
Guaranteed trust preferred securities preferred securities	3,195	1	—	3,196
Total interest expense	72,642	—	—	72,642
Net interest income	78,591	245	(119)	78,717
Provision for credit losses	23,476	—	2,035	25,511
Net interest income after provision for credit losses	55,115	245	(2,154)	53,206
Noninterest Income
Loan fees	3,167	(249)	—	2,918
Mortgage banking revenue	6,022	(2,997)	—	3,025
Deposit service charges	2,407	16	—	2,423
Other service fees	362	(132)	—	230
Other income	1,531	41	—	1,572
Gain on investment securities, net	3,127	—	—	3,127
Total noninterest income	16,616	(3,321)	—	13,295
Noninterest Expense
Compensation and employee benefits	30,047	(1,732)	—	28,315
Equipment	2,876	665	—	3,541
Occupancy and premises	4,240	(908)	—	3,332
Professional services	2,198	—	—	2,198
Litigation Settlements	1,752	—	—	1,752
Write down and losses on assets	—	41	—	41
Other expense	10,010	(1,142)	—	8,868
Total noninterest expense	51,123	(3,076)	—	48,047
Income from continuing operations before income taxes	20,608	—	(2,154)	18,454
Income tax expense	6,221	—	(772)	5,449
Income from continuing operations	14,387	—	(1,382)	13,005
Discontinued operations	—	—	—	—
Net income	$14,387	$—	$(1,382)	$13,005
EARNINGS PER SHARE:
Basic:
Income from continuing operations	$0.79	$—	$(0.07)	$0.72
Discontinued operations	—	—	—	—
Net income	$0.79	$—	$(0.07)	$0.72
Diluted:
Income from continuing operations	$0.78	$—	$(0.08)	$0.70
Discontinued operations	—	—	—	—
Net income	$0.78	$—	$(0.08)	$0.70

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	September 30, 2002
	As Previously Reported	Restatement Adjustment	As Restated
	(Dollars in thousands)
Common stock	$18,275	$—	$18,275
Capital surplus	157,264	—	157,264
Retained earnings	81,657	(2,570)	79,087
Accumulated other comprehensive income, net	2,593	2,032	4,625
Receivables from sale of stock	—	(7,937)	(7,937)
Total Stockholders’ Equity	$259,789	$(8,475)	$251,314

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and approximate fair values of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2003
U.S. Treasuries	$20,090	$15	$5	$20,100
U.S. government agencies	238,703	1,499	118	240,084
Obligations of states and political subdivisions	55,708	2,401	30	58,079
Other notes and bonds	1,050	—	6	1,044
Corporate commercial paper	8,600	5	—	8,605
Mortgage-backed securities	248,003	1,392	3,016	246,379
Total securities available for sale	$572,154	$5,312	$3,175	$574,291
December 31, 2002
U.S. Treasuries	$10,024	$26	$—	$10,050
U.S. government agencies	145,185	1,456	—	146,641
Obligations of states and political subdivisions	62,585	2,364	25	64,924
Other notes and bonds	1,050	—	—	1,050
Corporate commercial paper	8,300	4	—	8,304
Mortgage-backed securities	271,750	3,745	114	275,381
Total securities available for sale	$498,894	$7,595	$139	$506,350

Securities with a carrying value of $176.8 million and $203.3 million at September 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and for other purposes as required.

Note 4-Loans

The components of loans are as follows:

	September 30, 2003		December 31, 2002 (as restated)
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$744,700	28.9%	$928,992	34.3%
Factored receivables	11,727	0.4	6,780	0.2
Commercial real estate	1,195,609	46.5	1,157,136	42.7
Commercial real estate construction	526,947	20.5	513,804	18.9
Residential real estate	81,494	3.2	91,577	3.4
Home equity	12,118	0.5	15,100	0.6
Consumer	4,460	0.2	6,032	0.2
Receivables from sale of stock	(5,208)	(0.2)	(7,937)	(0.3)
Gross loans	2,571,847	100.0%	2,711,484	100.0%
Deferred loan fees	(5,535)		(7,478)
Total loans	2,566,312		2,704,006
Allowance for loan losses	(126,999)		(65,122)
Loans, net	$2,439,313		$2,638,884

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. Such loans totaled $60.2 million and $63.5 million at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003, CIB Marine had $23.8 million in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.1 million at September 30, 2003. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

The following table lists information on nonperforming and certain past due loans:

	September 30, 2003	December 31, 2002
		(as restated)
	(Dollars in thousands)
Nonaccrual loans	$205,426	$38,958
Restructured loans	2,970	3,210
Loans 90 days or more past due and still accruing	5,947	6,396

Information on impaired loans is as follows:

	September 30, 2003	December 31, 2002
		(as restated)
	(Dollars in thousands)
Impaired loans without a specific allowance	$95,055	$3,054
Impaired loans with a specific allowance	166,979	38,321
Total impaired loans	$262,034	$41,375
Specific allowance related to impaired loans	$60,528	$10,434

Changes in the allowance for loan losses were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands)
Balance at beginning of period	$90,024	$44,028	$65,122	$35,855
Charge-offs	(32,755)	(3,743)	(59,657)	(8,017)
Recoveries	566	489	1,720	884
Net loan charge-offs	(32,189)	(3,254)	(57,937)	(7,133)
Allowance acquired	—	122	—	122
Provision for loan losses	69,164	13,459	119,814	25,511
Balance at end of period	$126,999	$54,355	$126,999	$54,355
Allowance for loan losses as a percentage of loans	4.95%	2.05%	4.95%	2.05%

The provision for credit losses consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands)
Provision for loan losses	$69,164	$13,459	$119,814	$25,511
Provision for losses on unfunded loan commitments and standby letters of credit	5,846	—	14,746	—
Balance at end of period	$75,010	$13,459	$134,560	$25,511

Note 5-Intangible Assets

CIB Marine’s intangible asset values are as follows:

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Amortizing Intangible Assets:
Core deposit intangibles	$3,959	$2,884	$1,075	$3,959	$2,605	$1,354
Other identifiable intangibles	390	145	245	390	51	339
Mortgage servicing rights	19	15	4	19	12	7
Total amortizing intangible assets	$4,368	$3,044	1,324	$4,368	$2,668	1,700

Non-amortizing goodwill			13,122			13,122
Total intangible assets, net			$14,446			$14,822

Note 6-Companies Held For Disposal and Discontinued Operations

The net loss from discontinued operations for the quarter and nine-months ended September 30, 2003 is comprised of CIB Construction and was $5.2 million and $8.6 million, respectively. The $8.6 million loss includes $5.8 million of impairment losses recorded to reflect the estimated net realizable value upon liquidation. Intercompany transactions have been eliminated. There were no discontinued operations for the quarter and nine months ended September 30, 2002.

Assets and liabilities of companies held for disposal are comprised of CIB Construction (including Canron) and MICR at both September 30, 2003 and December 31, 2002. Intercompany amounts have been eliminated. The following table summarizes the assets and liabilities of companies held for disposal as shown on the consolidated balance sheets.

Assets/liabilities of companies held for disposal

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$58,002	$67,061
MICR	6,409	6,545
Intercompany eliminations	(1,480)	(332)
Total assets of companies held for disposal	$62,931	$73,274
Liabilities of companies held for disposal:
CIB Construction	$59,049	$62,238
MICR	621	558
Intercompany eliminations	(32,462)	(26,193)
Total liabilities of companies held for disposal	$27,208	$36,603

Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

CIB Construction (includes Canron)

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in the fourth quarter of 2002. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported at their estimated liquidation values less costs to sell.

The following table summarizes the composition of CIB Construction’s balance sheets. The September 30, 2003 balance sheet reflects estimated liquidation values less costs to sell.

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$1,882	$332
Accounts receivable	28,255	33,610
Inventories and contracts in progress	6,376	7,629
Other assets	2,173	4,195
Current assets	38,686	45,766
Deferred tax asset	3,135	4,269
Property and equipment, net	16,181	17,026
Total assets	$58,002	$67,061
Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine and its affiliates	$20,861	$3,921
Income tax payable	1,574	3,104
Other liabilities	24,534	31,127
Current liabilities	46,969	38,152
Loans payable to CIB Marine and its affiliates	9,979	22,272
Loans payable to nonaffiliated banks	2,101	1,814
Total liabilities	59,049	62,238
Stockholder’s equity	(1,047)	4,823
Total liabilities and stockholder’s equity	$58,002	$67,061

MICR

In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB Bank (Hillside, Illinois) (“CIB-Chicago”), the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets and liabilities of companies held for disposal and its results of operations are included in continuing operations for all periods presented. MICR had income before income tax expense of $0.3 million and $0.2 million for the quarters ended September 30, 2003 and 2002, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. In January 2005, CIB Marine retained the services of an investment bank to assist in the marketing and sale of MICR. During the nine months ended September 30, 2003, MICR paid CIB-Chicago, its parent, $0.8 million in dividends.

The following table summarizes the composition of MICR's balance sheet:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$366	$495
Accounts receivable	610	430
Inventory	907	1,024
Other current assets	12	7
Property and equipment, net	358	433
Goodwill, net	4,156	4,156
Total assets	$6,409	$6,545
Liabilities and stockholder's equity:
Liabilities	$621	$558
Stockholder's equity	5,788	5,987
Total liabilities and stockholder's equity	$6,409	$6,545

Note 7-Other Assets

The following table summarizes the composition of CIB Marine's other assets:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Prepaid expenses	$1,485	$1,293
Accounts receivable	851	551
Fair value of derivatives	5,432	8,022
Trust preferred securities underwriting fee, net of amortization	1,514	1,555
Federal Home Loan Bank stock and Federal Reserve Bank stock	10,954	10,394
Other investments	10,669	9,999
Deferred taxes	—	9,405
Income tax receivable	28,032	3,853
Other	338	324
	$59,275	$45,396

As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded, can only be owned by members of the institutions and can only be sold back to the institutions or transferred to another member in limited circumstances.

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which has a carrying value of $5.7 million and $4.2 million at September 30, 2003 and December 31, 2002, respectively. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low income residents within CIB Marine’s markets and other locations.

•	Interests in three limited partnerships which had a carrying value of $3.3 million and $3.0 million at September 30, 2003 and December 31, 2002, respectively.

•
Investment in shares of the common stock of a closely held information services company, which represents less than a 5% interest in the company. The amount of this investment is carried at the lower of cost or estimated fair market value which was estimated to be $0.5 million and $1.7 million at September 30, 2003 and December 31, 2002, respectively. In the third quarter of 2003, the asset was deemed impaired, and an impairment loss of $1.2 million was recorded in write down and losses on assets. There were no impairment losses in 2002.

•
Interest in two companies operating as small business investment companies under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $1.1 million investment in these companies and, as of September 30, 2003, had invested $0.9 million. The amount of this investment is carried at the lower of cost or estimated fair market value which was estimated to be $0.7 million and $0.6 million at September 30, 2003 and December 31, 2002, respectively.

•
Investment in shares of the common stock in a non-publicly traded bank holding company, which represents less than a 5% interest in the company. The amount of this investment is carried at the lower of cost or estimated fair market value which was estimated to be $0.2 million at both September 30, 2003 and December 31, 2002.

Note 8-Short-term Borrowings

The following table presents information regarding short-term borrowings:

	September 30, 2003		December 31, 2002
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$125,523	1.13%	$243,187	1.27%
Federal Home Loan Bank	—	—	100,500	2.20
Revolving lines of credit	31,494	3.22	36,685	3.09
Commercial paper	3,031	1.66	4,436	2.04
Treasury, tax, and loan notes	3,709	0.78	2,137	0.99
	$163,757	1.53%	$386,945	1.69%

At September 30, 2003, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to those participated standby letters of credit was $24.9 million at September 30, 2003. At September 30, 2003 and December 31, 2002, CIB Marine had a $5.5 million and a $1.0 million accrual for unfunded commitments and standby letters of credit related to these letters of credit, respectively.

CIB Marine had a revolving line of credit at a nonaffiliated commercial bank collateralized by the common stock of all of its subsidiaries. At September 30, 2003, CIB Marine was not in compliance with certain debt covenants of this revolving line of credit and was in the process of negotiating a new line of credit agreement. Additionally, at September 30, 2003, CIB Marine’s factoring subsidiary had a $12.0 million line of credit to support its operating needs.

Beginning in the third quarter of 2003 federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities.

Note 9-Long-Term Borrowings

The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	September 30, 2003		December 31, 2002		Callable at Par
Scheduled Maturity	Balance	Rate	Balance	Rate	After
	(Dollars in thousands)
5/01/04	$3,500	5.12%	$3,500	5.12%	N/A
5/01/04	5,000	5.12	5,000	5.12	N/A
1/16/08	3,250	4.95	3,250	4.95	1/16/01
1/16/08	2,500	4.95	2,500	4.95	1/16/01
1/16/08	2,000	4.95	2,000	4.95	1/16/01
2/20/08	2,000	5.09	2,000	5.09	2/20/01
6/30/08	23,948	7.07	23,810	7.07	N/A
Total before hedged fair value adjustment	42,198	6.19	42,060	6.19
Hedged fair value adjustment	4,691		5,081
Total after hedged fair value adjustment	$46,889		$47,141

CIB Marine is required to maintain qualifying collateral as security for both the short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. At September 30, 2003 and December 31, 2002, the assets pledged as security for CIB Marine’s FHLB borrowings had a collateral value of $54.7 million and $241.2 million, respectively. These assets consisted of securities with a market value of $55.0 million and $83.3 million at September 30, 2003 and December 31, 2002, respectively, and 1-4 family residential mortgages with balances outstanding of $76.4 million and $275.6 million at September 30, 2003 and December 31, 2002, respectively.

Note 10-Other Liabilities

	September 30 2003	December 31, 2002
	(Dollars in thousands)
Accounts payable	$3,430	$3,357
Accrual for unfunded commitments and standby letters of credit	15,746	1,000
Accrued real estate taxes	882	841
Accrued compensation and employee benefits	2,112	1,665
Accrued professional fees	421	365
Accrued other expenses	592	409
Fair value of derivatives	1,289	4,264
Other liabilities	1,167	1,035
	$25,639	$12,936

Changes in the accrual for unfunded standby letters of credit are as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Balance at beginning of year	$1,000	$—
Provision for losses on unfunded commitments and standby letters of credit	14,746	1,000
Balance at end of year	$15,746	$1,000

Note 11-Stockholders' Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. Such loans outstanding at September 30, 2003 and December 31, 2002 totaled $5.2 million and $7.9 million, respectively. Interest earned on these loans was $0.3 million and $0.4 million for the nine months ended September 31, 2003 and September 30, 2002, respectively, and is included in interest and dividend income-loans.

Treasury Stock

In 2003, certain of CIB Marine’s subsidiary banks acquired 86,611 shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses. Treasury stock was $2.2 million at September 30, 2003. Since these shares are not directly owned by CIB Marine they are not excluded from the number of shares outstanding.

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

At September 30, 2003, pursuant to FDIC guidelines in 12 C.F.R. Part 325, CIB Bank (Indianapolis, Indiana) (“CIB-Indiana”), Marine Bank (Scottsdale, Arizona) (“Marine FSB”) and Citrus Bank, N.A. (Vero Beach, Florida) (“Citrus Bank”) were classified as well capitalized. Central Illinois Bank and Marine Bank (Wauwatosa, Wisconsin) (“Marine-Wisconsin”) were classified as adequately capitalized, and CIB-Chicago was classified as significantly undercapitalized under the regulatory framework for prompt corrective action.

On January 30, 2003, CIB-Chicago, entered into a Memorandum of Understanding (the “Memorandum”) with the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation (the “DBRE”) and the FDIC. The Memorandum was entered into as a result of the deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE’s regular examination of CIB-Chicago, which commenced on August 31, 2002.

Pursuant to the Memorandum, CIB-Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, CIB-Chicago agreed to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. In the event such ratio is less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank’s capital accounts. Also, unless prior written consent was received from the regulators, CIB-Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three month period and suspend the declaration or payment of dividends. See Note 15-Subsequent Events for further information regarding regulatory Orders and Agreements.

Note 12-Earnings (Loss) Per Share Computations

The following provides a reconciliation of basic and diluted earnings (loss) per share from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands, except share and per share data)
Net income (loss) from continuing operations	$(71,978)	$1,025	$(89,514)	$13,005
Weighted average shares outstanding:
Basic	18,259,831	18,241,287	18,295,555	18,118,695
Effect of dilutive stock options outstanding	—	395,490	—	386,876
Diluted	18,259,831	18,636,777	18,295,555	18,505,571
Per share income (loss):
Basic	$(3.94)	$0.06	$(4.90)	$0.72
Effect of dilutive stock options outstanding	—	(0.01)	—	(0.02)
Diluted	$(3.94)	$0.05	$(4.90)	$0.70

Note 13-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At September 30, 2003, options to purchase 180,774 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of fair market value on the option grant date. Options vest over five years.

The following is a reconciliation of stock option activity for the nine months ended September 30, 2003.

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price
Shares under option at December 31, 2002	1,533,251	$4.95-25.08	$16.27
Granted	—	—	—
Lapsed or surrendered	(51,490)	13.07-23.22	17.90
Exercised	(34,200)	4.95-13.07	5.90
Shares under option at September 30, 2003	1,447,561	$8.50-25.08	$16.45
Shares exercisable at September 30, 2003	1,025,393	$8.50-23.66	$14.67

CIB Marine applies Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock-based compensation plans. Under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), companies may elect to recognize stock-based compensation expense based on the fair value method of the awards or continue to account for stock-based compensation under APB 25. CIB Marine has elected to continue to apply the provisions of APB 25.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), Share-Based Payment (“SFAS 123 (R)”). The objective of the SFAS 123(R) is to recognize in an entity’s financial statements the cost of employee services received in exchange for valuable equity instruments issued to employees in share-based payment transactions. A key provision of the statement requires public companies to adopt SFAS 123’s fair-value method of accounting. Under this method, the cost of employee services received in exchange for equity instruments would be measured based on the grant-date fair value of these instruments. The cost would be recognized over the requisite service period. SFAS 123 (R) was applied by CIB Marine prospectively as of January 1, 2006 and did not result in a significant adjustment to the consolidated financial statements.

Had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine’s net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

		Quarter Ended September 30,		Nine Months Ended September 30,
		2003	2002	2003	2002
			(as restated)		(as restated
		(Dollars in thousands, except per share data)
Net income (loss)	As reported	$(77,169)	$1,025	$(98,091)	$13,005
	Assumed compensation cost, net of tax	(314)	(315)	(941)	(976)
	Pro forma	$(77,483)	$710	$(99,032)	$12,029

Basic earnings (loss) per share	As reported	(4.23)	0.06	(5.37)	0.72
	Pro forma	(4.24)	0.04	(5.41)	0.66

Diluted earnings (loss) per share	As reported	(4.23)	0.05	(5.37)	0.70
	Pro forma	(4.24)	0.04	(5.41)	0.65

Fair value has been estimated using the minimum value method as defined in SFAS 123. Key assumptions used were zero percent volatility, zero percent dividend yield, expected lives of ten years and risk-free interest rates averaging 5.04% for 2002. No options were granted in 2003. The per share weighted average fair value of stock options granted during the nine months ended September 30, 2002 was $9.94 on the date of grant. Because the options vest over a five-year period, the pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

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

Note 14-Business Segments

CIB Marine has determined that its two reportable business segments are General Banking and Mortgage Banking. General Banking consists of making loans, accepting deposits, and providing other traditional banking services to CIB Marine’s commercial and retail customers. These products and services are provided primarily by CIB Marine’s subsidiary banks through its branch network. Mortgage Banking primarily includes the operations of CIB Marine’s mortgage banking subsidiary, Mortgage Services, Inc. Mortgage Services originates and purchases residential mortgages through a network of brokers, correspondent banks, and CIB Marine’s banking facilities. The majority of these loans are sold into the secondary market.

Management reviews the operating performance of these segments using primarily legal entity based financial reports. Management support services are provided to the business segments by the holding company and an information services subsidiary. The remaining unrecovered expenses of the holding company are shown as corporate overhead in the business segment table below.

	General Banking	Mortgage Banking	Corporate Overhead	Intercompany Eliminations	Consolidated Income From Continuing Operations
	(Dollars in thousands)
At or for the Quarter Ended September 30, 2003
Net interest income (loss)	$25,420	$1,065	$(1,461)	$(385)	$24,639
Provision for credit losses	75,010	—	—	—	75,010
Net interest income (loss) after provision for credit losses	(49,590)	1,065	(1,461)	(385)	(50,371)
Noninterest income	2,314	2,200	5,488	(5,172)	4,830
Noninterest expense	17,083	2,009	6,487	(5,165)	20,414
Income (loss) from continuing operations before income taxes	(64,359)	1,256	(2,460)	(392)	(65,955)
Income tax expense (benefit)	5,598	(885)	1,310	—	6,023
Net income (loss) from continuing operations	$(69,957)	$2,141	$(3,770)	$(392)	$(71,978)
At or for the Nine Months Ended September 30, 2003
Net interest income (loss)	$82,436	$2,818	$(4,391)	$(366)	$80,497
Provision for credit losses	134,560	—	—	—	134,560
Net interest income (loss) after provision for credit losses	(52,124)	2,818	(4,391)	(366)	(54,063)
Noninterest income	6,341	8,907	15,784	(15,290)	15,742
Noninterest expense	46,908	6,050	19,010	(15,264)	56,704
Income (loss) from continuing operations before income taxes	(92,691)	5,675	(7,617)	(392)	(95,025)
Income tax expense (benefit)	(6,975)	1,591	(127)	—	(5,511)
Net income (loss) from continuing operations	$(85,716)	$4,084	$(7,490)	$(392)	$(89,514)
Identifiable assets from continuing operations	$3,289,106	$74,270	$17,025	$(78,691)	$3,301,710
Assets of Companies held for disposal	62,931	—	—	—	62,931
Total identifiable assets	$3,352,037	$74,270	$17,025	$(78,691)	$3,364,641
At or for the Quarter Ended September 30, 2002 (as restated)
Net interest income (loss)	$28,146	$308	$(1,309)	$10	$27,155
Provision for credit losses	13,459	—	—	—	13,459
Net interest income (loss) after provision for credit losses	14,687	308	(1,309)	10	13,696
Noninterest income	3,406	1,375	4,019	(4,637)	4,163
Noninterest expense	15,585	1,156	5,325	(4,627)	17,439
Income (loss) from continuing operations before income taxes	2,508	527	(2,615)	—	420
Income tax expense (benefit)	385	181	(1,171)	—	(605)
Net income (loss) from continuing operations	$2,123	$346	$(1,444)	$—	$1,025
At or for the Nine Months Ended September 30, 2002 (as restated)
Net interest income (loss)	$81,699	$715	$(3,737)	$40	$78,717
Provision for credit losses	25,511	—	—	—	25,511
Net interest income (loss) after provision for credit losses	56,188	715	(3,737)	40	53,206
Noninterest income	11,097	2,991	12,744	(13,537)	13,295
Noninterest expense	42,109	3,450	15,985	(13,497)	48,047
Income (loss) from continuing operations before income taxes	25,176	256	(6,978)	—	18,454
Income tax expense (benefit)	7,716	50	(2,317)	—	5,449
Net income (loss) from continuing operations	$17,460	$206	$(4,661)	$—	$13,005
Identifiable assets from continuing operations	$3,277,372	$116,223	$14,568	$(85,682)	$3,322,481
Assets of companies held for disposal	6,648	—	—	—	6,648
Total identifiable assets	$3,284,020	$116,223	$14,568	$(85,682)	$3,329,129

Note 15-Subsequent Events

The following subsequent events information should be read in conjunction with CIB Marine’s 2003, 2004, 2005 and 2006 Form 10-K’s which were filed with the SEC on October 31, 2005; December 8, 2006; July 18, 2007; and November 7, 2007; respectively.

Regulatory Orders and Agreements

In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. Among other items, the Memorandum required Central Illinois Bank to maintain a minimum Tier 1 capital of 8% of total assets as calculated in accordance with Part 325 of the FDIC Rules and Regulations and to obtain regulatory approval prior to the purchase of any loan pools in excess of $3.0 million. The Memoranda at Central Illinois Bank and Marine Bank-Wisconsin were terminated. Following the termination of the Memoranda, none of the subsidiary banks were party to any formal or informal regulatory agreement or order.

At December 31, 2007, CIB Marine was subject to a Written Agreement (“Agreement”) which it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Agreement restricts dividend payments and redemption of shares of CIB Marine without regulatory approval; restricts distribution of interest or dividends on its trust preferred securities without regulatory approval; restricts borrowings and debt, including debt to stockholders, without regulatory approval; and requires maintenance of minimum capital levels. The Agreement remains effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve Bank.

Management Changes

In March 2007, Mr. Stanley J. Calderon was elected Chairman of the Board of CIB Marine, replacing Mr. W. Scott Blake, who remains a director. In March 2007, Mr. Calderon also resigned as President and CEO of CIB Marine and was replaced by Mr. John P. Hickey Jr. Mr. Calderon’s employment agreement with CIB Marine terminated upon his resignation as President and CEO. In May 2007, Mr. Hickey was appointed to CIB Marine’s Board of Directors. In January 2008, Mr. Edwin J. Depenbrok was appointed Chief Financial Officer replacing Mr. Steven Klitzing who resigned in November 2007.

Liquidity

During 2007 and into 2008, CIB Marine’s availability of federal funds purchased with correspondent banks continued to be contingent on subsidiary bank pledges of fixed income investment securities. Credit restrictions at the Federal Reserve Bank’s discount window were lifted in the first quarter of 2007.

FHLB Stock Investment

In October 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order (“order”) with the Federal Housing Finance Board which will guide the FHLB Chicago’s operations going forward. The FHLB Chicago states it will continue to provide to its members liquidity and funding through advances and the purchase of mortgages, and continue to support affordable housing and economic development. In addition to several required actions and restrictions agreed to in the order, it also requires the FHLB Chicago to obtain prior written approval from the Federal Housing Finance Board for the redemption or repurchase of any capital stock from members and the payment of any dividends to its shareholders. CIB Marine is a member, shareholder and customer of FHLB Chicago currently utilizing advances from the FHLB Chicago to assist in meeting the funding and liquidity needs of the subsidiary banks of CIB Marine. Additionally, in October 2007 and January 2008, respectively, the FHLB Chicago announced it would not declare a dividend for the third or fourth quarters of 2007. At December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required.

Loan Pool Purchase

CIB Marine has purchased two pools of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation: a $47.8 million pool in June 2006 and a $48.2 million pool in February 2007. The 2006 purchase was funded with $12.0 million in FHLB Chicago borrowings with the remainder coming from cash on hand. The 2007 purchase was funded with cash on hand and $15.0 million in FHLB Chicago borrowings. The June 2006 pool consisted of 989 loans at purchase with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. The February 2007 pool included at purchase 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709. The majority of the loans in the purchased pools are not considered to be loans to subprime borrowers. CIB Marine hired an outside consulting firm with experience in home equity loan pool purchases to assist it in selecting the selling company and in the due diligence process performed on a sample of the purchased loans. CIB Marine continues to look at alternative investments including possible further loan purchases in an effort to increase both the balances of loans outstanding and the yield on its interest-earning assets.

In the last half of 2007, CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and the housing finance markets. At December 31, 2007, the balance of these loans was $72.2 million and the allowance for loan loss allocated to these loans was $5.3 million, or 7.3% of the outstanding balance of these loans. Additionally, at December 31, 2007, $2.4 million of these loans were classified as nonaccrual.

Other investments

During the third quarter of 2007, CIB Marine’s investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities was deemed impaired, and an impairment loss for the entire $0.8 million carrying value of the investment was recognized.

Branch Activities

CIB Marine had 25 branches as of December 31, 2007, holding $0.7 billion in deposits.

During 2007, Marine-Wisconsin sold its Cedarburg and Brookfield, Wisconsin branches, resulting in a total net gain on the sales of $1.1 million. The branches had $49.7 million in deposits at the time of sales. Additionally, CIB Marine closed the Henderson, Nevada; Sun City, Arizona; Indianapolis (Fox Road), Indiana; and Milwaukee, Wisconsin branches. At December 31, 2006, these four branches had total deposits of $46.7 million. Deposits of the closed branches were transferred to other CIB Marine branches.

CIB Marine continues to evaluate the effectiveness of its subsidiary banking networks, which could result in the sale or closure of additional subsidiary bank branches.

Goodwill

At December 31, 2006, CIB Marine had $0.7 million of goodwill. As a result of branch sales during the first quarter of 2007, CIB Marine had no goodwill at December 31, 2007.

FDIC Deposit Insurance Premiums

In October 2006, the FDIC Board of Directors approved a One-Time Assessment Credit. This credit, totaling $0.6 million for CIB Marine’s subsidiary banks, will be recorded as a credit against regular FDIC insurance premium expense beginning in January 2007 and continue until the credit is exhausted. Of the $0.6 million, $0.2 million was used to offset the FDIC insurance premium during 2007 and an estimated $0.2 million will be used to offset the FDIC insurance premium during 2008.

Credit Concentrations

At December 31, 2007, CIB Marine had one borrowing relationship (loans to one borrower or a related group of borrowers) and loans to five industries or industry groups that exceeded 25% of stockholders’ equity. The decreases subsequent to September 30, 2003 were primarily due to the sale of CIB-Chicago and management’s strategy to reduce these types of exposures.

Nonperforming Assets

Nonperforming assets were $14.7 million at December 31, 2007 and included nonaccrual loans of $13.4 million, foreclosed properties of $1.3 million and no restructured loans. The decrease in these assets subsequent to September 30, 2003 was primarily due to the sale of CIB-Chicago and management’s initiatives to improve the quality of the loan portfolio.

Late Filing of Tax Returns

CIB Marine did not file all required federal and state tax returns for calendar years 2004, 2005 and 2006 by the required due dates. Although CIB Marine did not report taxable income during these periods, penalties and interest may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue. As of the first quarter of 2008, CIB Marine was current with all its federal and state tax return filings.

Municipal Bond Insurer Rating Downgrades

In January 2008, due to economic conditions, several nationally recognized rating agencies downgraded the credit ratings of several of the investment grade credit insuring companies. Several of the downgraded companies insure municipal obligation investments owned by CIB Marine. The municipal obligations have a par value of $16.5 million and a fair value of $16.4 million as of December 31, 2007. CIB Marine has not recognized any impairment on these affected municipal obligations and the securities are still considered investment grade quality as rated by the rating agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CIB Marine currently plans to hold its 2008 annual meeting of shareholders on May 29, 2008. Any holder of common stock who wishes to submit a proposal to be included in CIB Marine’s proxy materials in connection with the 2008 annual meeting must submit the proposal to CIB Marine’s Secretary and General Counsel, Daniel Rasmussen, by April 2, 2008. The holder submitting the proposal must have owned common stock having a value of at least $2,000 for at least one year prior to submitting the proposal and represent to CIB Marine that the holder intends to hold those shares of common stock through the date of the 2008 annual meeting.

CIB Marine is filing its Form 10-Q for the quarterly period ended September 30, 2003 at this point in time because management made the decision to focus its efforts on becoming current on its audited financial statements prior to becoming current on this earlier delinquent filing, and because 2003 third quarter financial results were already available in Note 26-Quarterly Consolidated Financial Information to CIB Marine’s consolidated financial statements filed with its Form 10-K for the year ended December 31, 2003.

The following discussion and analysis presents CIB Marine's consolidated financial condition as of September 30, 2003 and results of operations for the quarter and nine months ended September 30, 2003. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this report, as well as CIB Marine's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on October 31, 2005, which restated CIB Marine’s financial statements for the year ended December 31, 2002. The impact of the restatement on the December 31, 2002, financials as discussed in the December 31, 2003 Form 10K, is summarized as follows:

	2002
	As Previously		As
	Reported	Adjustment	Restated
Selected Income Statement Accounts:	(Dollars in thousands, except share data)
Interest income - loans	$178,691	$(191)	$178,500
Provision for credit losses	(35,725)	(10,785)	(46,510)
Net interest income after provision for credit losses	71,132	(10,976)	60,156
Income tax expense	(6,748)	4,152	(2,596)
Income from continuing operations	16,433	(6,824)	9,609
EPS-Diluted from continuing operations	$0.89	$(0.37)	$0.52

Selected Balance Sheet Accounts:
Total securities	$514,003	$(7,653)	$506,350
Loans, net of deferred loan fees	2,711,943	(7,937)	2,704,006
Allowance for loan losses	(52,369)	(12,753)	(65,122)
Net loans	2,659,574	(20,690)	2,638,884

Retained earnings	$82,901	$(8,012)	$74,889
Total stockholders’ equity	261,801	(14,238)	247,563

RESTATEMENT OF SEPTEMBER 2002 CONSOLIDATED STATEMENTS OF OPERATONS

Loan and Other Credit Losses

In the third quarter of 2003, CIB Marine began a comprehensive review of the adequacy of its allowance for loan losses in response to deterioration in the credit quality of CIB Marine’s loan portfolio, including a significant increase in nonperforming loans, which was noted by CIB Marine’s banking regulators at certain subsidiary banks. A Special Review Committee of the Board was formed to further review these items and engaged outside advisors to conduct an independent review of loan related matters. As a result of this comprehensive review, CIB Marine identified errors in the timing of loan downgrades. The consolidated statement of operations for the quarter and nine months ended September 30, 2002 has been restated to reflect loan downgrades in the appropriate period. The impact of this adjustment was an increase in the provision for credit losses of $1.7 million and $2.0 million for the quarter and nine months ended September 30, 2002, respectively, and a net cumulative increase in the allowance for loan loses of $3.9 million.

Interest Income-Loans

In addition, errors were also identified in the timing of when loans were classified as nonperforming which resulted in loans not being placed on nonaccrual status in the correct reporting period. The consolidated statement of operations for the quarter and nine months ended September 30, 2002 has been restated to reflect loans being placed on nonaccrual status in the appropriate periods. The impact of this adjustment was a reduction in interest income-loans of $0.01 million and $0.1 million for the quarter and nine months ended September 30, 2002, respectively, and a corresponding reduction in accrued interest receivable.

Income Tax Expense

The consolidated statement of operations for the quarter and nine months ended September 30, 2002 has also been restated to reflect the income tax effect of the above adjustments. The effect of these adjustments on the consolidated statement of operations was an increase in income tax benefit on income from continuing operations of $0.6 million for the quarter ended September 30, 2002, and a reduction in income tax expense of $0.8 million for the nine months ended September 30, 2002.

Reclassification of Securities and Adjustment to Accumulated Other Comprehensive Income

During 2005, CIB Marine sold tax exempt held to maturity securities. As a result of this material contradiction related to management’s previous assertion regarding its intent and ability to hold securities to maturity, CIB Marine determined the consolidated financial statements should be restated for all years presented to reclassify all held to maturity securities to available for sale. The effect of this restatement was an increase in securities of $3.3 million and an increase in accumulated other comprehensive income and total stockholders’ equity of $2.0 million as of September 30, 2002 for the net unrealized gains on the reclassified securities. The $1.3 million difference in the increase in available for sale securities and the increase in accumulated other comprehensive income as of September 30, 2002 is the deferred income tax effect on the net unrealized gain on securities.

Receivables from Sale of Stock

During the regular 2003 regulatory examination, it was noted that certain of CIB Marine’s subsidiary banks had originated loans, the proceeds of which were used to purchase stock of CIB Marine. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock should have been accounted for as a reduction in stockholders’ equity unless the loan had been repaid prior to the issuance of the financial statements or the loan had been adequately collateralized exclusive of the value of CIB Marine stock pledged as collateral, if any. The consolidated balance sheet as of September 30, 2002 has been restated to report these loans as a contra-equity account entitled receivables from sale of stock. The effect of this adjustment was a reduction of loans and a corresponding reduction of stockholders’ equity of $7.9 million at September 30, 2002. See Note 11-Stockholders’ Equity- for further information.

The cumulative impact of the above restatements is a decrease in net income of $1.2 million and $1.4 million for the quarter and nine months ended September 30, 2002, respectively. The $8.5 million cumulative decrease in stockholders’ equity as of September 30, 2002 includes: the $1.4 million decrease in net income for the nine months ended September 30, 2002; a $1.2 million decrease in net income due to restatements in calendar year 2001; and the $7.9 million reduction due to receivables from sale of stock, which is partially offset by the $2.0 million increase in accumulated other comprehensive income. The above restatement adjustments did not have an impact on the net cash provided by/used in operating activities, investing activities or financing activities.

The following table presents the selected balance sheet items as previously reported and restated as of September 30, 2002. See Note 2-Restatement of the Consolidated Statements of Operations and Stockholders’ Equity in Item 1-Financial Statements of this Form 10-Q for further information on the restatement of the consolidated statement of operations and stockholders equity for the quarter and nine months ended September 30, 2002.

	As Previously Reported	Reclassification Adjustments	Restatement Adjustments	As Restated
Total Assets	$3,336,208	$1,396	$(8,475)	$3,329,129
Loans	2,661,371	—	(7,937)	2,653,434
Allowance for loan losses	(50,424)	—	(3,931)	(54,355)
Securities	441,018	(8,671)	3,294	435,641
Deposits	2,713,061	—	—	2,713,061
Borrowings	339,116	—	—	339,116
Total liabilities	3,076,419	1,396	—	3,077,815
Stockholders’ equity	259,789	—	(8,475)	251,314

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

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect CIB Marine’s operations, performance, development and business results include the following, which should be read together with the risk factors stated in Item 1A-Risk Factors of CIB Marine’s December 31, 2006 Annual Report on Form 10-K which was filed on November 7, 2007:

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

RESULTS OF OPERATIONS

Overview

CIB Marine had a net loss of $77.2 million for the third quarter of 2003 as compared to net income of $1.0 million for the third quarter of 2002. For the nine months ended September 30, 2003, the net loss was $98.1 million as compared to net income of $13.0 million during the same period in 2002. Net loss includes the results of continuing and discontinued operations. The quarter and nine months ended September 30, 2003 loss from discontinued operations of $5.2 million and $8.6 million, respectively, is the net loss attributable to CIB Construction which CIB Marine acquired through foreclosure in October of 2002.

In 2003, CIB Marine commenced a comprehensive review of the adequacy of its allowance for loan losses. This review resulted from regular examinations by banking regulators at certain of CIB Marine’s subsidiary banks by banking regulators and a deterioration in the credit quality of the loan portfolio, including a significant increase in nonperforming loans. External resources were employed to assist in the review of the loan portfolio and to investigate other loan related matters. As a result of CIB Marine’s review process, CIB Marine increased its loan loss allowance which significantly contributed to the net losses for the quarter and nine months ended September 30, 2003 as compared to the same periods in 2002. Beginning in 2003, in order to improve its financial strength, including liquidity and capital, CIB Marine directed its focus to improving the credit quality of its loan portfolio and enhancing its lending, credit and management culture.

The following table sets forth selected unaudited consolidated financial data. The selected financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes. Amounts for the quarter and nine months ended September 30, 2002 have been restated. See Note 2-Restatement of 2002 Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

Selected Consolidated Financial Data

	At or For the Quarter Ended September 30,		At or For the Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$45,713	$51,903	$147,382	$151,359
Interest expense	21,074	24,748	66,885	72,642
Net interest income	24,639	27,155	80,497	78,717
Provision for credit losses	75,010	13,459	134,560	25,511
Net interest (loss) income after provision for credit losses	(50,371)	13,696	(54,063)	53,206
Noninterest income(1)	4,830	4,163	15,742	13,295
Noninterest expense	20,414	17,439	56,704	48,047
Income (loss) from continuing operations before income taxes	(65,955)	420	(95,025)	18,454
Income tax expense (benefit)	6,023	(605)	(5,511)	5,449
Net income (loss) from continuing operations	(71,978)	1,025	(89,514)	13,005
Discontinued operations:
Pretax loss from discontinued operations	(3,324)	—	(7,049)	—
Income tax expense	1,867	—	1,528	—
Net loss from discontinued operations	(5,191)	—	(8,577)	—
Net income (loss)	$(77,169)	$1,025	$(98,091)	$13,005
Common Share Data
Basic earnings(loss) per share
Income (loss) from continuing operations	$(3.94)	$0.06	$(4.90)	$0.72
Discontinued operations	(0.29)	—	(0.47)	—
Net income (loss)	$(4.23)	$0.06	$(5.37)	$0.72
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(3.94)	$0.05	$(4.90)	$0.70
Discontinued operations	(0.29)	—	(0.47)	—
Net income (loss)	$(4.23)	$0.05	$(5.37)	$0.70
Dividends	—	—	—	—
Book value per share	$5.93	$13.64	$5.93	$13.64
Weighted average shares outstanding-basic	18,259,831	18,241,287	18,295,555	18,118,695
Weighted average shares outstanding-diluted	18,259,831	18,636,777	18,295,555	18,505,571
Financial Condition Data
Total assets	$3,364,641	$3,329,129	$3,364,641	$3,329,129
Loans	2,566,312	2,653,434	2,566,312	2,653,434
Allowance for loan losses	(126,999)	(54,355)	(126,999)	(54,355)
Securities	574,291	435,641	574,291	435,641
Deposits	2,884,694	2,713,061	2,884,694	2,713,061
Borrowings, including guaranteed trust preferred securities	270,646	339,116	270,646	339,116
Stockholders' equity	148,033	251,314	148,033	251,314
Financial Ratios and Other Data
Performance ratios:
Net interest margin(2)	2.93%	3.45%	3.19%	3.46%
Net interest spread(3)	2.64	3.03	2.88	3.04
Noninterest income to average assets(4)	0.54	0.38	0.59	0.43
Noninterest expense to average assets	2.28	2.12	2.12	2.03
Efficiency ratio(5)	68.19	56.61	58.06	53.22
Return (loss) on average assets(6)	(8.62)	0.12	(3.66)	0.55
Return (loss) on average equity(7)	(135.68)	1.60	(54.18)	7.08
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.35%	2.17%	8.35%	2.17%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	6.54	1.78	6.54	1.78
Allowance for loan losses to loans	4.95	2.05	4.95	2.05
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	59.25	94.55	59.25	94.55
Net charge-offs annualized to average loans	4.83	0.49	2.86	0.38
Capital ratios:
Total equity to total assets	4.40%	7.55%	4.40%	7.55%
Total risk-based capital ratio	7.77	10.94	7.77	10.94
Tier 1 risk-based capital ratio	6.04	9.69	6.04	9.69
Leverage capital ratio	5.03	9.28	5.03	9.28
Other data:
Number of employees (full-time equivalent)(8)	888	785	888	785
Number of banking facilities	57	51	57	51

(1)
Noninterest income includes pretax gains on investment securities of $1.0 million for the quarter ended September 30, 2002 and $3.1 million for the nine months ended September 30, 2002. There were no gains or losses on securities during 2003.

(2)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

(3)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Return (loss) on average assets is annualized net income (loss) divided by average total assets.

(7)	Return (loss) on average equity is annualized net income (loss) divided by average common equity.

(8)	Does not include employees (full-time equivalent) of companies held for disposal of 711 in 2003 and 40 in 2002.

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

	Quarter Ended September 30,
	2003			2002 (as restated)
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$516,291	$2,697	2.09%	$421,231	$4,607	4.37%
Tax-exempt (2)	59,812	854	5.71	62,055	996	6.42
Total securities	576,103	3,551	2.47	483,286	5,603	4.64
Loans(3)(4):
Commercial	750,311	10,992	5.81	797,251	13,343	6.64
Commercial real estate	1,845,146	28,608	6.15	1,765,644	31,550	7.09
Consumer	49,279	781	6.29	59,648	1,038	6.90
Total loans	2,644,736	40,381	6.06	2,622,543	45,931	6.95
Federal funds sold	16,026	45	1.11	29,797	144	1.92
Loans held for sale	168,390	2,202	5.19	50,386	746	5.87
Total interest-earning assets	3,405,255	46,179	5.38	3,186,012	52,424	6.53
Noninterest-earning assets
Cash and due from banks	53,328			44,592
Premises and equipment	29,958			28,055
Allowance for loan losses	(91,730)			(43,786)
Receivables from sale of stock	(7,907)			(7,937)
Accrued interest receivable and other assets	163,377			58,513
Total noninterest-earning assets	147,026			79,437
Total assets	$3,552,281			$3,265,449

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$72,259	$193	1.06%	$57,685	$150	1.03%
Money market	452,560	1,773	1.55	299,837	1,689	2.23
Other savings deposits	267,927	1,116	1.65	142,232	924	2.58
Time deposits(5)	1,936,710	15,575	3.19	1,970,193	19,125	3.85
Total interest-bearing deposits	2,729,456	18,657	2.71	2,469,947	21,888	3.52
Borrowings-short-term	215,830	852	1.57	248,638	1,457	2.32
Borrowings-long-term (5)	46,624	285	2.43	45,252	331	2.90
Guaranteed trust preferred securities	60,000	1,280	8.53	40,869	1,072	10.49
Total borrowed funds	322,454	2,417	2.99	334,759	2,860	3.40
Total interest-bearing liabilities	3,051,910	21,074	2.74	2,804,706	24,748	3.50
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	212,695			184,630
Accrued interest and other liabilities	62,034			21,987
Total noninterest-bearing liabilities	274,729			206,617
Total liabilities	3,326,639			3,011,323
Stockholders' equity	225,642			254,126
Total liabilities and stockholders' equity	$3,552,281			$3,265,449
Net interest income and net interest rate spread(2)(6)		$25,105	2.64%		$27,676	3.03%
Net interest-earning assets	$353,345			$381,306
Net interest margin (2)(7)			2.93%			3.45%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.12			1.14

(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields

(2)	Tax-equivalent basis of 35%

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $2.6 million and $2.1 million for the quarters ended September 30, 2003 and 2002, respectively.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

	Nine Months Ended September 30,
	2003			2002 (as restated)
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$487,254	$9,967	2.73%	$427,686	$15,288	4.77%
Tax-exempt (2)	61,022	2,627	5.74	59,221	2,937	6.61
Total securities	548,276	12,594	3.06	486,907	18,225	4.99
Loans(3)(4):
Commercial	770,951	35,218	6.11	813,348	39,685	6.52
Commercial real estate	1,886,635	92,267	6.54	1,661,536	89,709	7.22
Consumer	53,244	2,552	6.41	61,596	3,043	6.61
Total loans	2,710,830	130,037	6.41	2,536,480	132,437	6.98
Federal funds sold	27,740	317	1.53	34,504	485	1.88
Loans held for sale	147,240	5,861	5.32	34,076	1,608	6.31
Total interest-earning assets	3,434,086	148,809	5.79	3,091,967	152,755	6.60
Noninterest-earning assets
Cash and due from banks	50,256			33,278
Premises and equipment	29,246			27,934
Allowance for loan losses	(78,574)			(39,525)
Receivables from sale of stock	(7,927)			(7,772)
Accrued interest receivable and other assets	153,074			52,020
Total noninterest-earning assets	146,075			65,935
Total assets	$3,580,161			$3,157,902

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$67,694	$535	1.06%	$57,944	$446	1.03%
Money market	417,775	5,364	1.72	262,909	3,997	2.03
Other savings deposits	241,702	3,401	1.88	102,684	1,798	2.34
Time deposits(5)	1,998,695	49,905	3.34	1,952,437	57,680	3.95
Total interest-bearing deposits	2,725,866	59,205	2.90	2,375,974	63,921	3.60
Borrowings-short-term	239,514	2,904	1.62	266,557	4,475	2.24
Borrowings-long-term (5)	46,940	873	2.49	46,211	1,050	3.04
Guaranteed trust preferred securities	60,000	3,903	8.67	40,293	3,196	10.58
Total borrowed funds	346,454	7,680	2.96	353,061	8,721	3.30
Total interest-bearing liabilities	3,072,320	66,885	2.91	2,729,035	72,642	3.56
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	204,388			164,203
Accrued interest and other liabilities	61,414			19,097
Total noninterest-bearing liabilities	265,802			183,300
Total liabilities	3,338,122			2,912,335
Stockholders’ equity	242,039			245,567
Total liabilities and stockholders' equity	$3,580,161			$3,157,902
Net interest income and net interest rate spread (2)(6)		$81,924	2.88%		$80,113	3.04%
Net interest-earning assets	$361,766			$362,932
Net interest margin (2)(7)			3.19%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.12			1.13

(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included average balance and yields.

(2)	Tax-equivalent basis of 35%

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $7.7 million and $7.0 million for the nine months ended September 30, 2003 and 2002, respectively.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Reconciliation of net interest income

	Quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Interest income reported in margin table	$46,179	$52,424	$148,809	$152,755
Taxable equivalent adjustment-tax exempt securities	(299)	(348)	(920)	(1,028)
Taxable equivalent adjustment-tax exempt loans	(167)	(173)	(507)	(368)
Interest income as reported in consolidated statement of operations	45,713	51,903	147,382	151,359

Interest expense reported in margin table	21,074	24,748	66,885	72,642
Interest expense included in discontinued operations	—	—	—	—
Interest expense as reported in consolidated statement of operations	21,074	24,748	66,885	72,642

Net interest income reported in margin table	25,105	27,676	81,924	80,113
Taxable equivalent adjustment	(466)	(521)	(1,427)	(1,396)
Net interest income, net of adjustments reported in consolidated statement of operations	$24,639	$27,155	$80,497	$78,717

Net interest income, on a tax equivalent basis, decreased $2.6 million, or 9.3%, from $27.7 million for the third quarter of 2002 to $25.1 million in the third quarter of 2003. This decrease was primarily the result of a 115 basis point decline in the yield on average interest-earning assets, partially offset by an increase in the balance of average earning assets and a decline in the average cost of borrowings. Net interest income, on a tax equivalent basis, increased $1.8 million, or 2.3%, from $80.1 million for the nine months ended September 30, 2002, to $81.9 million for the nine months ended September 30, 2003. This increase in net interest income was primarily volume driven with average earning assets growing by $342.1 million, or 11.1%, over 2002. The principal source of this growth occurred in commercial real estate loans, loans held for sale and securities. Asset growth was primarily funded by deposit liabilities. The reduction in the net interest margin during the nine months ended September 30, 2003 was a partially offsetting factor.

CIB Marine’s net interest spread declined by 39 basis points from 3.03% for the third quarter of 2002 to 2.64% for the third quarter of 2003. The net interest spread for the nine months ended September 30, 2003 compared to the same period in 2002 declined by 16 basis points. The net interest margin declined 52 basis points from 3.45% for the third quarter of 2003 to 2.93% for the third quarter of 2003 and decreased by 27 basis points from 3.46% for the nine months ended September 30, 2002 to 3.19% for the nine months ended September 30, 2003. CIB Marine’s balance sheet is more asset sensitive and the declining interest rates have produced declining net interest margins.

Total interest income, on a tax equivalent basis, decreased $6.2 million, or 11.9%, from $52.4 million in the third quarter of 2002 to $46.2 million in the third quarter of 2003. The decrease was primarily the result of the 115 basis point decline in the yield on average interest-earning assets partially offset by an increase in the balance of average earning assets. Interest income on loans decreased $5.6 million, or 12.1% due to an 89 basis point decrease in the loan yield and the increase in nonaccrual loans. Interest income on securities declined by $2.1 million, or 36.6%, due to lower yields partially offset by higher average investment balances which were increased to offset liquidity risk. Interest income on loans held for sale increased $1.5 million, or 195.2%, due to higher average balances.

Total interest income, on a tax equivalent basis, decreased $3.9 million, or 2.6%, from $152.8 million for the nine months ended September 30, 2002 to $148.8 million for the nine months ended September 30, 2003. Interest income on loans decreased $2.4 million, or 1.8%, due to a 57 basis point decrease in the loan yield and the increase in nonaccrual loans, partially offset by an increase in the average balance. Interest income on securities decreased $5.6 million or 30.9% due to lower yields, partially offset by on increase in the average balance of securities. Interest income on loans held for sale increased $4.3 million, or 264.5%, due to the higher average balances.

Total interest expense decreased $3.7 million, or 14.8%, from $24.7 million in the third quarter of 2002 to $21.1 million in the third quarter of 2003. This reduction was primarily the result of a 76 basis point decline in the rate paid on total interest-bearing liabilities partially offset by an increase in the average balance of these liabilities. Interest expense on deposits decreased 14.8% due to lower interest rates paid partially offset by an increase in average deposit balances. Interest expense on borrowed funds declined 15.5% primarily as a result of a reduction in the rate paid on borrowed funds and a decrease in average amount of borrowed funds outstanding.

Total interest expense decreased $5.8 million, or 7.9%, from $72.6 million for the nine months ended September 30, 2002 to $66.9 million for the nine months ended September 30, 2003. This reduction was primarily the result of a 65 basis point decline in the rate paid on interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities. Interest expense on deposits decreased by 7.4% due to a 70 basis point reduction in the average deposit yield, partially offset by an increase in average deposit balances. Interest expense on borrowed funds declined by 11.9% primarily as a result of a reduction in the rate paid on borrowed funds and a decrease in average amount of borrowed funds outstanding.

The following table presents an analysis of changes in net interest income, on a tax-equivalent basis, resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002 (1)				Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 (1)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
				(Dollars in thousands)
Interest Income
Securities-taxable	$876	$(2,786)	$(1,910)	(41.46)%	$1,905	$(7,226)	$(5,321)	(34.81)%
Securities-tax-exempt (2)	(35)	(107)	(142)	(14.26)	88	(398)	(310)	(10.55)
Total securities (3)	841	(2,893)	(2,052)	(36.62)	1,993	(7,624)	(5,631)	(30.90)
Commercial	(755)	(1,596)	(2,351)	(17.62)	(2,010)	(2,457)	(4,467)	(11.26)
Commercial real estate	1,373	(4,315)	(2,942)	(9.32)	11,479	(8,921)	2,558	2.85
Consumer	(169)	(88)	(257)	(24.76)	(402)	(89)	(491)	(16.14)
Total loans (including fees)	449	(5,999)	(5,550)	(12.08)	9,067	(11,467)	(2,400)	(1.81)
Federal funds sold	(52)	(47)	(99)	(68.75)	(86)	(82)	(168)	(34.64)
Loans held for sale	1,553	(97)	1,456	195.17	4,542	(289)	4,253	264.49
Total interest income (1)	2,791	(9,036)	(6,245)	(11.91)	15,516	(19,462)	(3,946)	(2.58)
Interest Expense
Interest-bearing demand deposits	39	4	43	28.67	77	12	89	19.96
Money market	696	(612)	84	4.97	2,064	(697)	1,367	34.20
Other savings deposits	609	(417)	192	20.78	2,016	(413)	1,603	89.15
Time deposits	(320)	(3,230)	(3,550)	(18.56)	1,339	(9,114)	(7,775)	(13.48)
Total deposits	1,024	(4,255)	(3,231)	(14.76)	5,496	(10,212)	(4,716)	(7.38)
Borrowings-short-term	(175)	(430)	(605)	(41.52)	(420)	(1,151)	(1,571)	(35.11)
Borrowings-long-term	10	(56)	(46)	(13.90)	17	(194)	(177)	(16.86)
Guaranteed trust preferred securities	435	(227)	208	19.40	1,357	(650)	707	22.12
Total borrowed funds	270	(713)	(443)	(15.49)	954	(1,995)	(1,041)	(11.94)
Total interest expense	1,294	(4,968)	(3,674)	(14.85)	6,450	(12,207)	(5,757)	(7.93)
Net interest income (1)	$1,497	$(4,068)	$(2,571)	(9.29)%	$9,066	$(7,255)	$1,811	2.26%

(1)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual

(2)	Tax-equivalent basis of 35%.

(3)	Includes Federal Home Loan Bank stock and Federal Reserve Bank stock.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. As a result of regular examinations at certain of CIB Marine’s subsidiary banks and the deterioration in the credit quality of the loan portfolio, including a significant increase in nonperforming loans, CIB Marine significantly increased its provision for credit losses. The provision was $75.0 million for the third quarter of 2003, as compared to $13.5 million for the third quarter of 2002. The provision for credit losses for the nine-month period ended September 30, 2003, was $134.6 million, as compared to $25.5 million for the same period of 2002, representing an increase of 427.5%. The increase in the provision was driven by the deteriorating quality of the credit portfolio and was concentrated within a relatively small number of borrowing relationships. Nonaccrual loans increased from $39.0 million as of December 31, 2002 to $205.4 million as of September 30, 2003, and net charge-offs increased from $7.1 million for the nine months ended September 30, 2002 to $57.9 million for the nine months ended September 30, 2003,

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands)
Loan fees	$613	$752	$1,884	$2,918
Mortgage banking revenue	2,201	1,383	8,934	3,025
Deposit service charges	910	834	2,694	2,423
Other service fees	93	87	282	230
Other noninterest income:
MICR operating income	307	186	959	1,022
Equity income (loss) of unconsolidated partnerships	427	(171)	827	547
Other	279	61	162	3
Total other noninterest income	1,013	76	1,948	1,572
Gain on investment securities, net	—	1,031	—	3,127
Total noninterest income	$4,830	$4,163	$15,742	$13,295

Noninterest income increased $0.7 million, or 16.0%, from $4.2 million for the third quarter of 2002 to $4.8 million for the third quarter 2003; and $2.4 million, or 18.4%, from $13.3 million for the nine months ended September 30, 2002 to $15.7 million for the nine months ended September 30, 2003. The increases were primarily the result of the following:

•
Net mortgage banking revenue increased $0.8 million, or 59.1%, from $1.4 million for the third quarter of 2002 to $2.2 million for the third quarter of 2003 and $5.9 million, or 195.3%, from $3.0 million for the nine months ended September 30, 2002 to $8.9 million for the nine months ended September 30, 2003. The increases in net mortgage banking revenue was due primarily to increases in the originations and sale of residential mortgage loans, resulting from a relatively low interest rate environment and the expansion of CIB Marine’s mortgage operations.

•
Other income increased $0.9 million for the third quarter of 2003 over the third quarter of 2002, and $0.4 million for the nine months ended September 30, 2003 over the same period of 2002. The increases were primarily due to increases in the equity income of a limited partnership and royalty fees received by CIB Marine Information Services, Inc. from third parties.

•
During the quarter and nine months ended September 30, 2002, CIB Marine recognized a $1.0 million and $3.1 million, respectively, gain on sale of securities as compared to none during the same periods of 2003.

•
Loan fees declined $1.0 million, or 35.4%, from $2.9 million for the nine months ended September 30, 2002, to $1.9 million for the nine months ended September 30, 2003. The one-time nature of some fees reduced 2003 loan fee revenue.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended September 30		Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands)
Compensation and employee benefits	$11,263	$9,317	$33,997	$28,315
Equipment	1,369	1,201	4,010	3,541
Occupancy and premises	1,335	1,177	3,895	3,332
Professional services	474	846	2,007	2,198
Litigation Settlements	—	1,762	—	1,752
Write down and losses on assets	2,366	6	2,467	41

Other noninterest expense:
Payroll and other processing charges	40	24	143	99
Correspondent bank charges	149	121	431	422
Advertising/marketing	296	333	894	1,097
Amortization of intangibles	122	125	372	338
Communications	567	463	1,691	1,518
Supplies and printing	142	138	525	474
Shipping and handling	332	277	941	811
Collection expense	478	612	1,344	826
FDIC and state assessment	230	189	653	558
Recording and filing fees	93	58	228	173
Foreclosed property	78	22	382	64
Other expense	1,080	768	2,724	2,488
Total other expense	3,607	3,130	10,328	8,868
Total noninterest expense	$20,414	$17,439	$56,704	$48,047

Total noninterest expense increased $3.0 million, or 17.1%, from $17.4 million for the third quarter of 2002 to $20.4 million for the third quarter of 2003. The increase was primarily due to the following:

•
Compensation and employee benefits expense is the largest component of noninterest expense and represented 55.2% of total noninterest expense for the third quarter of 2003 compared to 53.4% for the third quarter of 2002. Compensation and employee benefits expense increased $1.9 million, or 20.9%, from $9.3 million for the third quarter of 2002, to $11.3 million for the third quarter of 2003. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff new banking facilities, expansion of mortgage banking operations, the hiring of additional management personnel, and increases in the salaries of existing personnel. The total number of full-time equivalent employees, excluding companies held for disposal, increased 13.1% from 785 at September 30, 2002 to 888 at September 30, 2003.

•
Write-downs and losses on assets includes both realized and valuation write-downs necessary to reflect current fair market values. In the third quarter of 2003, a $1.2 million net loss related to foreclosed properties was recorded, mainly due to a $1.1 million market value write-down on two commercial properties. Additionally, a $1.2 million market value loss relating to an unconsolidated interest CIB Marine has in a closely held information services company was recognized.

•
Litigation settlements expense was $1.8 million in the third quarter of 2002 as compared to none in the third quarter of 2003. The majority of this expense related to the settlement of two separate but related lawsuits which arose from CIB Marine’s commercial lending business.

Total noninterest expense increased $8.7 million, or 18.0%, from $48.0 million for the nine months ended September 30, 2002 to $56.7 million for nine months ended September 30, 2003. The increase was primarily due to the following:

•
Compensation and employee benefits expense represented 60.0% of total noninterest expense for the nine months ended September 30, 2003, compared to 58.9% for the same period of 2002. Compensation and employee benefits expense increased $5.7 million, or 20.1%, from $28.3 million for the nine months ended September 30, 2002, to $34.0 million in the same period of 2003. The increase in compensation and employee benefits is the result of a number of factors, including the hiring of personnel to staff new banking facilities, expansion of mortgage banking operations, the hiring of additional management and technical personnel, and increases in the salaries of existing personnel. The total number of full-time equivalent employees, excluding companies held for disposal, increased 13.1% from 785 at September 30, 2002 to 888 at September 30, 2003.

•
Write-downs and losses on assets includes both realized and valuation write-downs necessary to reflect current fair market values. During the nine months ended September 30, 2003, a $0.1 million loss on sale of fixed assets was realized and a $1.1 million loss related to foreclosed properties was recorded. The loss on foreclosed properties was mainly due to a $1.1 million market value write-down on two commercial properties. Additionally, a $1.2 million market value loss relating to an unconsolidated interest CIB Marine has in a closely held information services company was recognized and a $0.1 million market value write-down was recorded on an equity investment in a non-publicly traded manufacturer of absorbent paper products.

Income Taxes

CIB Marine records a provision for income taxes currently payable or currently refundable, along with income taxes payable or receivable in the future. Deferred taxes arise from temporary differences between financial statement and income tax reporting of assets and liabilities. The effective tax rates from continuing operations for the nine months ended September 30, 2003 and 2002 were (5.8%) and 29.5%, respectively. The 2003 change in the effective tax rate was mainly due to a provision for a valuation allowance for deferred tax assets. Due to significant losses, CIB Marine determined that it was not more likely than not that the net deferred tax assets at September 30, 2003 would be realized in their entirety. Therefore in the third quarter of 2003 a valuation allowance was provided by way of a charge to tax expense to reduce the net deferred tax assets.

FINANCIAL CONDITION

Overview

At September 30, 2003, CIB Marine had total assets of $3.4 billion, a decrease of $286.1 million, or 7.8%, from $3.7 billion at December 31, 2002. In the second half of 2003, CIB Marine commenced a comprehensive review of the adequacy of its allowance for loan losses resulting from regular examinations at certain of its subsidiary banks by banking regulators and a deterioration in the credit quality of the loan portfolio. As a result of the review process, CIB Marine increased its loan loss allowance from $65.1 million at December 31, 2002, to $127.0 million at September 30, 2003, and experienced an increase in loan charge-offs during the first nine months of 2003 as compared to the same period in 2002. Beginning in the second half of 2003, CIB Marine directed its focus to improving the financial strength of CIB Marine including its credit quality, capital and liquidity. Several changes occurred in the senior management of CIB Marine and its subsidiaries and actions were taken to improve the credit underwriting procedures and the overall quality of its credit portfolio. The reduction in assets from December 31, 2002 to September 30, 2003 is primarily due to a reduction in net loans of $199.6 million and a $158.0 million reduction in loans held for sale, partially offset by a $67.9 million increase in securities available for sale resulting from CIB Marine’s liquidity management strategies. The reduction in loans was primarily due to loan collections and charge-offs, and a reduction in new loan originations resulting from CIB Marine’s focus on improving credit quality.

Loans Held for Sale

Loans held for sale, which are comprised of primarily residential first mortgage loans, decreased $158.0 million, from $229.6 million at December 31, 2002 to $71.5 million at September 30, 2003. This decrease was due to a decline in the volume of loans in the market place at that time and steps CIB Marine instituted to decrease the number of days the loans were held prior to sale. CIB Marine originated $422.2 million, purchased $1.4 billion and sold $2.0 billion of loans held for sale during the nine months ended September 30, 2003, as compared to originations, purchases and sales of $198.9 million, $555.9 million and $682.3 million, respectively, during the same period in 2002. The supply of loans purchased increased primarily due to the lower mortgage rates, which caused higher levels of refinancing activity in 2003.

Securities Available for Sale

Total securities available for sale at September 30, 2003, were $574.3 million, an increase of $67.9 million, or 13.4%, from $506.4 million at December 31, 2002. The increase in the securities portfolio was due primarily to CIB Marine's strategy to maintain an appropriate level of liquid assets in order to mitigate the increased level of liquidity risk. The ratio of total securities available for sale to total assets was 17.1% at September 30, 2003, as compared to 13.9% at December 31, 2002.

During the fourth quarter of 2004, CIB Marine determined it no longer had the intent to hold to maturity its tax-exempt securities classified as held to maturity, and in the first nine months of 2005, CIB Marine sold $9.3 million of these securities. As a result of these actions, CIB Marine’s entire securities portfolio is classified as held for sale for all periods presented. See the restatement discussion for further information.

At September 30, 2003, the net unrealized gain on the available for sale securities was $2.1 million, compared to a net unrealized gain of $4.5 million at December 31, 2002.

Loans

Loans were $2.6 billion at September 30, 2003, a decrease of $137.7 million, or 5.1%, from December 31, 2002, and represented 76.3% of CIB Marine's total assets at September 30, 2003, and 74.1% at December 31, 2002. A significant amount of the decrease in the loan portfolio occurred in the commercial balances which decreased 19.8% from December 31, 2002 to September 30, 2003. The total of all commercial categories, including factored receivables, represented 96.4% of gross loans at September 30, 2003 compared to 96.1% at December 31, 2002. The decrease was due to CIB Marine’s shift in focus from business development to improving the asset quality of the portfolio, including loan charge-offs and reductions in credit concentrations.

Credit Concentrations

At September 30, 2003, CIB Marine had eleven secured borrowing relationships with one borrower or a related group of borrowers that exceeded 25% of stockholder’s equity as compared to four such relationships at December 31, 2002. The increase in the number of concentrations is largely due to a significant decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. At September 30, 2003, the total outstanding commitments on these borrowing relationships exceeding 25% of stockholders’ equity, including lines of credit not fully drawn, ranged from 25% to 70% of equity and from 1% to 4% of loans. The principal drawn and outstanding on the loans in the borrowing relationships ranged from $34.0 million to $96.7 million and the aggregate balance outstanding on these eleven relationships was $621.4 million. Four of these relationships included loans that were on nonaccrual status or impaired. The outstanding balance of the nonaccrual or impaired loans within these four relationships at September 30, 2003 was $107.3 million and the specific allowance for loss provided on these loans was $12.9 million. See further discussion of these loans under Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing.

At September 30, 2003, CIB Marine also had credit relationships within nine industries or industry groups that exceeded 25% of its stockholders' equity.

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$498.8	19%	337%
Residential Real Estate Developers	624.0	24	421
Motel and Hotel	220.0	9	149
Manufacturing	199.0	8	134
Nursing/Convalescent Home	129.3	5	87
Health Care Facility	116.5	5	79
Retail Trade	93.8	4	63
Finance and Insurance	56.2	2	38
Administrative, Support, Waste Management and Remediation Services	44.9	2	30

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At September 30, 2003 the allowance for loan losses was $127.0 million, or 4.9% of total loans, compared to $65.1 million, or 2.4% of total loans, at December 31, 2002. The increase in the allowance was primarily due to the deteriorating quality of the credit portfolio which was concentrated within a relatively small number of borrowing relationships and the increased loss rate percentages applied to 2003. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off. Total charge-offs for the quarter ended September 30, 2003 were $32.8 million, while recoveries were $0.6 million, as compared to $3.7 million and $0.5 million, respectively, for the quarter ended September 30, 2002. Total charge-offs for the nine months ended September 30, 2003 were $59.7 million, while recoveries were $1.7 million, as compared to $8.0 million and $0.9 million, respectively, for the nine months ended September 30, 2002.

Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such regulatory agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The following table summarizes changes in the allowance for loan losses for the quarters and nine months ended September 30, 2003 and 2002, as restated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands)
Balance at beginning of period	$90,024	$44,028	$65,122	$35,855
Loans charged-off
Commercial	(16,259)	(2,886)	(29,627)	(5,998)
Factored receivables	—	—	(95)	—
Commercial real estate	(5,816)	(823)	(17,946)	(1,845)
Commercial real estate construction	(10,666)	—	(11,952)	—
Residential real estate	—	—	(6)	(61)
Home equity	—	(17)	—	(17)
Consumer	(14)	(17)	(31)	(96)
Total loans charged-off	(32,755)	(3,743)	(59,657)	(8,017)
Recoveries of loans charged-off
Commercial	499	118	1,595	470
Factored receivables	—	—	1	—
Commercial real estate	57	360	80	362
Commercial real estate construction	—	—	—	—
Residential real estate	—	—	3	12
Home equity	—	6	—	6
Consumer	10	5	41	34
Total loan recoveries	566	489	1,720	884
Net loans charged-off	(32,189)	(3,254)	(57,937)	(7,133)
Allowance acquired	—	122	—	122
Provision for loan losses	69,164	13,459	119,814	25,511
Balance at end of period	$126,999	$54,355	$126,999	$54,355
Total loans	$2,566,312	$2,653,434	$2,566,312	$2,653,434
Average total loans	2,644,736	2,622,543	2,710,830	2,536,480
Ratios
Allowance for loan losses to total loans	4.95%	2.05%	4.95%	2.05%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing loans	59.25	94.55	59.25	94.55
Net charge-offs annualized to average total loans:
Commercial	8.33	1.38	4.88	0.91
Commercial real estate	3.53	0.10	2.11	0.12
Consumer	0.03	0.15	(0.03)	0.26
Total loans	4.83	0.49	2.86	0.38
Ratio of recoveries to loans charged-off	1.73	13.06	2.88	11.03

The provision for credit losses consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
	(Dollars in thousands)
Provision for loan losses	$69,164	$13,459	119,814	$25,511
Provision for losses on unfunded loan commitments and standby letters of credit	5,846	—	14,746	—
Balance at end of period	$75,010	$13,459	$134,560	$25,511

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

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios:

	September 30, 2003	December 31, 2002	September 30, 2002
			(as restated)
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual Loans:
Commercial	$59,074	$17,329	$21,998
Factored receivables	—	—	—
Commercial real estate	87,241	15,507	18,796
Commercial real estate construction	57,410	5,221	5,019
Residential real estate	1,681	756	1,018
Home equity	—	100	151
Consumer	20	45	25
Total nonaccrual loans	205,426	38,958	47,007
Foreclosed properties	5,677	3,678	1,603
Restructured loans	2,970	3,210	3,523
	$214,073	$45,846	$52,133
Loans 90 Days or More Past Due and Still Accruing
Commercial	$9	$3,022	$1,246
Factored receivables	—	—	—
Commercial real estate	5,811	2,292	5,380
Commercial real estate construction	—	—	—
Residential real estate	126	1,076	277
Home equity	—	—	—
Consumer	1	6	57
	$5,947	$6,396	$6,960
Allowance for loan losses	$126,999	$65,122	$54,355
Total loans	2,566,312	2,704,006	2,653,434
Ratios:
Nonaccrual loans to total loans	8.00%	1.44%	1.77%
Foreclosed properties to total assets	0.17	0.10	0.05
Nonperforming assets to total assets	6.36	1.26	1.57
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	8.35	1.80	2.17
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	6.54	1.43	1.78

As a result of deterioration in the quality of the credit portfolio, nonaccrual loans increased $166.5 million, or 427.3%, from $38.9 million at December 31, 2002 to $205.4 million at September 30, 2003. The ratio of nonaccrual loans to total loans was 8.0% at September 30, 2003, and 1.4% at December 31, 2002.

At September 30, 2003, CIB Marine had thirteen borrowing relationships (loans to one borrower or a group of borrowers) that accounted for $172.0 million, or 83.8%, of total nonaccrual loans and consisted of the following:

•
Commercial real estate and construction loans totaling $38.1 million to related borrowers secured primarily by second mortgages on condominium development projects in Chicago. As of September 30, 2003 $18.5 million in specific reserves were allocated to this relationship.

•
Commercial loans totaling $20.8 million to related borrowers secured by a first lien on business assets and intellectual property. Specific reserves in the amount of $9.4 million were allocated by September 30, 2003.

•
Commercial real estate and construction loans totaling $20.2 million to related borrowers secured primarily by second mortgages on condominium development projects in Chicago. As of September 30, 2003, there were $3.5 million in specific reserves allocated to this relationship and $3.6 million in charge offs.

•
Commercial real estate loans in the aggregate amount of $16.6 million to related borrowers secured by first mortgages on development projects relating to an office building and a condo conversion. During the first nine months of 2003, CIB Marine charged-off $2.7 million of loans related to this borrowing relationship. At September 30, 2003, there were no specific reserves allocated to this borrowing relationship.

•
Commercial and commercial real estate loans totaling $15.5 million to related borrowers secured by first mortgages on multi-family development projects. At September 30, 2003, there were specific reserves of $0.2 million allocated to these loans. During the first nine months of 2003, CIB Marine charged-off $1.5 million of loans related to this borrowing relationship.

•
Commercial and commercial real estate loans totaling $12.8 million to related borrowers secured by closely held stock and a first lien mortgage on multi-family zoned undeveloped land. At September 30, 2003, there were specific reserves of $0.4 million allocated to these loans and $0.4 million charged-off.

•
Commercial real estate loans totaling $11.1 million to related borrowers secured by first mortgages on a housing project and the adjacent land. At September 30, 2003, there were specific reserves of $1.7 million allocated to this relationship. During the first nine months of 2003, CIB Marine charged-off $0.6 million.

•
Commercial real estate loan in the amount of $8.2 million to a borrower secured by a first mortgage on a tenanted office building. As of September 30, 2003 there were no specific reserves allocated to this borrower and no charge offs.

•
Commercial and commercial real estate loans totaling $7.9 million to a borrower secured by all business assets and a first mortgage on three commercial real estate properties. At September 30, 2003, a specific reserve in the amount of $3.2 million was allocated to these loans.

•
Commercial real estate construction loans totaling $6.4 million to a borrower secured by a first mortgage on a condominium development project. At September 30, 2003, there were specific reserves of $0.1 million allocated to these loans. During the first nine months of 2003, CIB Marine charged-off $0.7 million with respect to this relationship.

•
Commercial and commercial real estate loans in the total amount of $6.4 million to related borrowers secured by business assets and a first mortgage on a hotel. During the first nine months of 2003, CIB Marine charged-off $1.0 million of loans related to this borrowing relationship. At September 30, 2003, the amount of specific reserves relating to loans within this relationship was $0.3 million.

•
Commercial real estate loan in the amount of $4.1 million secured by a first mortgage on a restaurant property. As of September 30, 2003, $2.8 million in specific reserves were allocated to this relationship. During the first nine months of 2003, $3.0 million was charged-off.

•	Commercial real estate loans aggregating $3.9 million to a borrower secured by a first mortgage. As of September 30, 2003, there were no specific reserves allocated to this borrowing relationship.

Foreclosed properties were $5.7 million at September 30, 2003 and consisted of six properties as compared to $3.7 million and seven properties at December 31, 2002. During the first nine months of 2003, CIB Marine acquired eight properties with a total carrying value of $20.6 million, and sold properties with a combined carrying value of $17.3 million at the time of sale. CIB Marine recognized a $0.02 million net gain on the sale of these properties. Additionally, in the third quarter of 2003, CIB Marine recorded a $1.2 million impairment loss on two of its foreclosed properties.

At September 30, 2003, CIB Marine had three properties with carrying values that exceeded $1.0 million and had a combined carrying value of $4.5 million. These three properties accounted for 78.6% of the carrying value of foreclosed properties at September 30, 2003 and consisted of the following:

•
A motel located in Michigan which had a carrying value of $1.2 million at September 30, 2003. The property was acquired through foreclosure in the first quarter of 2003 and CIB Marine recorded a $0.7 million impairment loss on the property during the third quarter of 2003.

•
A vacant commercial parcel located in Illinois which had a carrying value of $1.4 million and $1.9 million at September 30, 2003 and December 31, 2002. During the third quarter of 2003, CIB Marine recorded a $0.5 million impairment loss on the property. The property was acquired through a deed in lieu of foreclosure in 2002.

•	A commercial property located in Illinois which had a carrying value of $1.9 million at September 30, 2003. The property was acquired through foreclosure in the third quarter of 2003.

Restructured loans were $3.0 million at September 30, 2003 and consisted of two loans to the same borrower compared to $3.2 million at December 31, 2002. One loan was a commercial loan in the amount of $1.4 million and had specific reserves of $0.8 million allocated to it as of September 30, 2003. The second loan was a commercial real estate loan in the amount of $1.6 million and had $0.1 million of specific reserves allocated to it at September 30, 2003. These loans were classified as restructured in the first quarter of 2002.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the payment of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. At September 30, 2003, CIB Marine had $5.9 million in loans that were 90 days or more past due and still accruing compared to $6.4 million at December 31, 2002. Two borrowing relationships within this category had outstanding balances in excess of $1.0 million at September 30, 2003. The combined outstanding balances of these two loans was $5.3 million and accounted for 89.7% of the total loans 90 days or more past due and still accruing at September 30, 2003 and consisted of the following:

•
Commercial real estate loan in the amount of $2.8 million to a borrower secured by a first mortgage on a condominium and two second mortgages on two commercial properties. As of September 30, 2003, no specific reserves were allocated to this relationship.

~~•~~
Commercial real estate loan in the amount of $2.5 million to a borrower secured by a first mortgage on residential real estate. As of September 30, 2003, no specific reserves were allocated to this relationship.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 6.54% at September 30, 2003, compared to 1.43% at December 31, 2002.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures. Impaired loans were $262.0 million at September 30, 2003, an increase of $220.6 million from $41.4 million at December 31, 2002. This increase was due to the higher levels of nonperforming and past due loans that were subject to impairment testing.

The following table sets forth information regarding impaired loans:

	September 30, 2003	December 31, 2002	September 30, 2002
			(as restated)
	(Dollars in thousands)
Impaired loans without a specific allowance	$95,055	$3,054	$—
Impaired loans with a specific allowance	166,979	38,321	28,690
Total impaired loans	262,034	41,375	28,690
Specific allowance related to impaired loans	$60,528	$10,434	$10,948

Companies Held for Disposal

Assets and liabilities of companies held for disposal are comprised of CIB Construction (including Canron) and MICR at both September 30, 2003 and December 31, 2002. The following table summarizes the assets and liabilities of companies held for disposal as shown on the consolidated balance sheets.

Assets/liabilities of companies held for disposal

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$58,002	$67,061
MICR	6,409	6,545
Intercompany eliminations	(1,480)	(332)
Total assets of companies held for disposal	$62,931	$73,274
Liabilities of companies held for disposal:
CIB Construction	$59,049	$62,238
MICR	621	558
Intercompany eliminations	(32,462)	(26,193)
Total liabilities of companies held for disposal	$27,208	$36,603

Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction.

CIB Construction

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in the fourth quarter of 2002. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. The gross assets and liabilities of CIB Construction and its subsidiaries are reported at their estimated liquidation values less costs to sell. Intercompany loan and cash balances and interest income and expense between consolidated CIB Construction and CIB Marine have been eliminated from the totals shown on the consolidated financial statements. The net loss associated with CIB Construction is presented as discontinued operations in CIB Marine’s consolidated statement of operations for the quarter and nine months ended September 30, 2003.

The following table summarizes the composition of CIB Construction’s balance sheets. The September 30, 2003 balance sheet reflects estimated liquidation values less costs to sell.

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$1,882	$332
Accounts receivable	28,255	33,610
Inventories and contracts in progress	6,376	7,629
Other assets	2,173	4,195
Current assets	38,686	45,766
Deferred tax asset	3,135	4,269
Property and equipment, net	16,181	17,026
Total assets	$58,002	$67,061
Liabilities and stockholder’s equity:
Current portion of loans payable to CIB Marine and its affiliates	$20,861	$3,921
Income tax payable	1,574	3,104
Other liabilities	24,534	31,127
Current liabilities	46,969	38,152
Loans payable to CIB Marine and its affiliates	9,979	22,272
Loans payable to nonaffiliated banks	2,101	1,814
Total liabilities	59,049	62,238
Stockholder’s equity	(1,047)	4,823
Total liabilities and stockholder’s equity	$58,002	$67,061

MICR, Inc.

In 2000, CIB Marine acquired and/or assumed through MICR, a wholly-owned subsidiary of CIB-Chicago, the business and certain assets and liabilities of a manufacturer of payment processing systems. The gross assets and liabilities of MICR are reported on the consolidated balance sheet as assets and liabilities of companies held for disposal and its results of operations are included in continuing operations for all periods presented.

The following table summarizes the composition of MICR's balance sheet:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
Cash on deposit at non-affiliates	$366	$495
Accounts receivable	610	430
Inventory	907	1,024
Other current assets	12	7
Property and equipment, net	358	433
Goodwill, net	4,156	4,156
Total assets	$6,409	$6,545
Liabilities and stockholder's equity:
Liabilities	$621	$558
Stockholder's equity	5,788	5,987
Total liabilities and stockholder's equity	$6,409	$6,545

Deposits

Total deposits increased $36.3 million, or 1.3%, from $2.8 billion at December 31, 2002 to $2.9 billion at September 30, 2003. This increase was primarily due to a $160.6 million increase in savings deposits, partially offset by a $144.2 million decrease in time deposits. The increase in total deposits is partially due to economic conditions as funds moved to lower risk investments, and the relationship banking activity actively pursued by CIB Marine during most of 2003. During 2003, the economic conditions favored liquid accounts that paid competitive rates. This, combined with CIB Marine’s active campaign to increase core deposits, resulted in a decrease in time deposits while increasing demand, money market and savings deposits.

Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 64.7% at September 30, 2003 and 70.6% at December 31, 2002. The reduction of time deposits, both in balances and percent of total deposits, reflects more reliance placed on savings deposits as a funding source and overall reductions in total assets during the period. At September 30, 2003 time deposits of $100,000 or more amounted to $616.3 million, or 33.0%, of total time deposits, compared to $724.2 million and 36.0% at December 31, 2002. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $146.1 million, or 7.8%, of total time deposits at September 30, 2003, and $222.8 million, or 11.1% of total time deposits at December 31, 2002. Beginning in the third quarter of 2003, brokered deposits were restricted by FDIC rules and regulations at certain of CIB Marine’s subsidiary banks defined as less than well capitalized due to lower levels of capital.

Borrowings

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds were $270.6 million at September 30, 2003 compared to $494.1 million at December 31, 2002. The majority of the $223.5 million decrease in total borrowings was in short-term borrowings which decreased by $223.2 million during the nine-month period ended September 30, 2003. The decrease in short-term borrowings was the result of CIB Marine’s liquidity management activity and reduced funding needs of the subsidiary banks due to the net reduction in interest earning assets, especially loans held for sale.

CIB Marine had a revolving line of credit at a nonaffiliated commercial bank collateralized by the common stock of all of its subsidiaries. At September 30, 2003 CIB Marine was not in compliance with certain debt covenants of this revolving line of credit. Additionally, at September 30, 2003, CIB Marine’s factoring subsidiary had a $12.0 million line of credit to support its operating needs.

Beginning in the third quarter of 2003 federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities.

Other Liabilities

Other liabilities increased $12.7 million from $12.9 million at December 31, 2002 to $25.6 million at September 30, 2003. The increase was primarily due to a $14.7 million increase in the accrual for unfunded commitments and standby letters of credit.

Capital and Regulatory Matters

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine Stock are accounted for as a reduction of Stockholders’ Equity until such loans have been repaid or are charged-off. Such loans outstanding at September 30, 2003 and December 31, 2002 totaled $5.2 million and $7.9 million, respectively. During the third quarter of 2003, CIB Marine received payments and/or charged off $2.7 million of loans that were classified as receivables from sale of stock at December 31, 2002.

Treasury Stock

In 2003, certain of CIB Marine’s subsidiary banks acquired 86,611 shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses. Treasury Stock was $2.2 million at September 30, 2003.

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

At September 30, 2003, pursuant to FDIC guidelines in 12 C.F.R. Part 325, Marine FSB and Citrus Bank were classified as well capitalized. Central Illinois Bank, CIB-Indiana, and Marine-Wisconsin were classified as adequately capitalized, and CIB-Chicago was classified as significantly undercapitalized under the regulatory framework for prompt corrective action.

On January 30, 2003, CIB Marine’s bank subsidiary, CIB-Chicago, entered into a Memorandum of Understanding (the “Memorandum”) with the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation (the “DBRE”) and the FDIC. The Memorandum was entered into as a result of the deterioration in the credit quality of the loan portfolio, the level of concentrations of credit, and weaknesses in the credit administration process identified during the DBRE’s regular examination of CIB-Chicago, which commenced on August 31, 2002.

Pursuant to the Memorandum, CIB-Chicago agreed to take certain actions to correct the deficiencies noted within the examination report. In addition, during the period in which the Memorandum was in effect, CIB-Chicago agreed to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total assets. In the event such ratio was less than 8% as of June 30 or December 31 of each calendar year the Memorandum was in effect, the bank was required within 30 days thereof to submit to the regulators a plan for the augmentation of the bank’s capital accounts. Also, unless prior written consent was received from the regulators, CIB-Chicago agreed to restrict its loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends. The Memorandum was superseded by a Cease and Desist Order.

The risk-based capital information of CIB Marine at September 30, 2003 and December 31, 2002 is contained in the following table.

	September 30, 2003	December 31, 2002
		(as restated)
	(Dollars in thousands)
Risk weighted assets	$2,956,521	$3,305,510
Average assets (1)	3,550,957	3,485,498
Capital components
Stockholders' equity	148,033	247,563
Guaranteed trust preferred securities and minority interests/minority interest in consolidated subsidiaries	47,242	61,051
Nonfinancial equity items	(54)	(149)
Less: disallowed intangibles	(14,446)	(14,822)
Less: unrealized gain on securities	(2,137)	(4,516)
Tier 1 capital	178,638	289,127
Allowable allowance for loan losses	38,263	41,625
Allowable subordinated debt	12,891	—
Total risk-based capital	$229,792	$330,752

	Actual		Minimum Required to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2003	(Dollars in thousands)
Total capital to risk weighted assets	$229,792	7.77%	$236,522	8.00%
Tier 1 capital to risk weighted assets	178,638	6.04	118,261	4.00
Tier 1 leverage to average assets	178,638	5.03	142,038	4.00
December 31, 2002 (as restated)
Total capital to risk weighted assets	$330,752	10.01%	$264,441	8.00%
Tier 1 capital to risk weighted assets	289,127	8.75	132,220	4.00
Tier 1 leverage to average assets	289,127	8.30	139,420	4.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

New Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (Revised) (“FIN 46R”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. Adoption of the accounting provisions of FIN 46R in December 2003 did not have a material affect on the consolidated results of operations. The effect of the implementation of FIN 46R on CIB Marine’s consolidated statement of financial condition was to increase investment in unconsolidated subsidiaries by $1.9 million, net of the amounts due to unconsolidated subsidiaries, decrease trust preferred securities by $60.0 million and increase junior subordinated debentures by $61.9 million. Trust preferred securities underwriting fees are amortized on a straight-line basis over a thirty year life.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”) to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. Adoption of SFAS 149 did not materially affect the consolidated results of operations or financial position of CIB Marine.

Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. CIB Marine does not have any outstanding financial instruments at September 30, 2003 that would require reclassification as a result of SFAS 150.

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

Beginning in the third quarter of 2003 federal funds borrowings by certain CIB Marine subsidiary banks were discontinued or were contingent on subsidiary bank pledges of fixed income investment securities. Brokered deposits were restricted by FDIC rules and regulations at CIB Marine’s subsidiary banks which were defined as less than well capitalized due to lower levels of capital. Additionally, pursuant to the Memorandum of Understanding (“Memorandum”) CIB-Chicago entered into with the Illinois Office of Banks and Real Estate (“OBRE”) and the FDIC in January 2003, CIB-Chicago was required to obtain regulatory approval before paying cash dividends. These restrictions impacted CIB Marine’s liquidity management.

The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.

CIB Marine’s primary source of funds for the nine months ended September 30, 2003 came from $208.4 million in net cash provided by operating activities. Other sources of funds came from an increase in deposits of $37.2 million, a decrease in loans of $38.7 million, $17.5 million in proceeds from the sale of foreclosed properties and a $1.0 million net decrease in assets of companies held for disposal.

A net decrease of $223.2 million in short-term borrowings was CIB Marine’s primary use of funds for the nine months ended September 30, 2003. Other uses of funds were a net increase in investment securities of $75.2 million, capital expenditures of $4.6 million and $1.5 million net increase in other investments.

CIB Marine had liquid assets of $92.9 million and $94.0 million at September 30, 2003 and December 31, 2002, respectively.

CIB Marine was able to meet its liquidity needs from the end of the third quarter of 2003 through 2007. During 2004, CIB Marine deferred payments on its trust preferred securities outstanding. The deferral period may last as long as 5 years. During 2005, CIB Marine’s primary sources of funding was cash on hand from the sale of CIB-Chicago, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by the parent. CIB Marine’s subsidiary banks have higher levels of liquid assets to meet potentially high levels of liquidity needs. During 2008, it is expected that CIB Marine will have adequate funding capacity to meet its obligations.

Subsequent Events

The following subsequent events information should be read in conjunction with CIB Marine’s 2003, 2004, 2005 and 2006 Form 10-K’s which were filed with the SEC on October 31, 2005; December 8, 2006; July 18, 2007; and November 7, 2007, respectively.

Regulatory Orders and Agreements

In January 2007, the Cease and Desist Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding. Among other items, the Memorandum required Central Illinois Bank maintain a minimum Tier 1 capital of 8% of total assets as calculated in accordance with Part 325 of the FDIC Rules and Regulations and to obtain regulatory approval prior to the purchase of any loan pools in excess of $3.0 million. The Memoranda at Central Illinois Bank and Marine Bank-Wisconsin were terminated. Following the termination of the Memoranda, none of the subsidiary banks were party to any formal or informal regulatory agreement or order.

At December 31, 2007, CIB Marine was subject to a Written Agreement (“Agreement”) which it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Agreement restricts dividend payments and redemption of shares of CIB Marine without regulatory approval; restricts distribution of interest or dividends on its trust preferred securities without regulatory approval; restricts borrowings and debt, including debt to stockholders, without regulatory approval; and requires maintenance of minimum capital levels. The Agreement remains effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve Bank.

Management Changes

In March 2007, Mr. Stanley J. Calderon was elected Chairman of the Board of CIB Marine, replacing Mr. W. Scott Blake, who remains a director. In March 2007, Mr. Calderon also resigned as President and CEO of CIB Marine and was replaced by Mr. John P. Hickey Jr. Mr. Calderon’s employment agreement with CIB Marine terminated upon his resignation as President and CEO. In May 2007, Mr. Hickey was appointed to CIB Marine’s Board of Directors. In January 2008, Mr. Edwin J. Depenbrok was appointed Chief Financial Officer replacing Mr. Steven Klitzing who resigned in November 2007.

Liquidity

During 2007 and into 2008, CIB Marine’s availability of federal funds purchased with correspondent banks continued to be contingent on subsidiary bank pledges of fixed income investment securities. Credit restrictions at the Federal Reserve Bank’s discount window were lifted in the first quarter of 2007.

FHLB Stock Investment

In October 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order (“order”) with the Federal Housing Finance Board which will guide the FHLB Chicago’s operations going forward. The FHLB Chicago states it will continue to provide to its members liquidity and funding through advances and the purchase of mortgages, and continue to support affordable housing and economic development. In addition to several required actions and restrictions agreed to in the order, it also requires the FHLB Chicago to obtain prior written approval from the Federal Housing Finance Board for the redemption or repurchase of any capital stock from members and the payment of any dividends to its shareholders. CIB Marine is a member, shareholder and customer of FHLB Chicago currently utilizing advances from the FHLB Chicago to assist in meeting the funding and liquidity needs of the subsidiary banks of CIB Marine. Additionally, in October 2007 and January 2008, respectively, the FHLB Chicago announced it would not declare a dividend for the third or fourth quarters of 2007. At December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required.

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

In the last half of 2007, CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and the housing finance markets. At December 31, 2007, the balance of these loans was $72.2 million and the allowance for loan loss allocated to these loans was $5.3 million, or 7.3% of the outstanding balance of these loans. Additionally, at December 31, 2007, $2.4 million of these loans were classified as nonaccrual.

Other investments

During the third quarter of 2007, CIB Marine’s investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities was deemed impaired, and an impairment loss for the entire $0.8 million carrying value of the investment was recognized.

Branch Activities

CIB Marine had 25 branches as of December 31, 2007, holding $0.7 billion in deposits.

During 2007, Marine-Wisconsin sold its Cedarburg and Brookfield, Wisconsin branches, resulting in a total net gain on the sales of $1.1 million. The branches had $49.7 million in deposits at the time of sales. Additionally, CIB Marine closed the Henderson, Nevada; Sun City, Arizona; Indianapolis (Fox Road), Indiana; and Milwaukee, Wisconsin branches. At December 31, 2006, these four branches had total deposits of $46.7 million. Deposits of the closed branches were transferred to other CIB Marine branches.

CIB Marine continues to evaluate the effectiveness of its subsidiary banking network, which could result in the sale or closure of additional subsidiary bank branches.

Goodwill

At December 31, 2006, CIB Marine had $0.7 million of goodwill. As a result of branch sales during the first quarter of 2007, CIB Marine had no goodwill at December 31, 2007.

FDIC Deposit Insurance Premiums

In October 2006, the FDIC Board of Directors approved a One-Time Assessment Credit. This credit, totaling $0.6 million for CIB Marine’s subsidiary banks, will be recorded as a credit against regular FDIC insurance premium expense beginning in January 2007 and continue until the credit is exhausted. Of the $0.6 million, $0.2 million was used to offset the FDIC insurance premium during 2007 and an estimated $0.2 million will be used to offset the FDIC insurance premium during 2008.

Credit Concentrations

At December 31, 2007, CIB Marine had one borrowing relationship (loans to one borrower or a related group of borrowers) and loans to five industries or industry groups that exceeded 25% of stockholders’ equity. The decreases subsequent to September 30, 2003 were primarily due to the sale of CIB-Chicago and management’s strategy to reduce these types of exposures.

Nonperforming Assets

Nonperforming assets were $14.7 million at December 31, 2007 and included nonaccrual loans of $13.4 million, foreclosed properties of $1.3 million and no restructured loans. The decrease in these assets subsequent to September 30, 2003 was primarily due to the sale of CIB-Chicago and management’s initiatives to improve the quality of the loan portfolio.

Late Filing of Tax Returns

CIB Marine did not file all required federal and state tax returns for calendar years 2004, 2005 and 2006 by the required due dates. Although CIB Marine did not report taxable income during these periods, penalties and interest may still be assessed by the Internal Revenue Service and/or applicable state departments of revenue. As of the first quarter of 2008, CIB Marine was current with all its federal and state tax return filings.

Municipal Bond Insurer Rating Downgrades

In January 2008, due to economic conditions, several nationally recognized rating agencies downgraded the credit ratings of several of the investment grade credit insuring companies. Several of the downgraded companies insure municipal obligation investments owned by CIB Marine. The municipal obligations have a par value of $16.5 million and a fair value of $16.4 million as of December 31, 2007. CIB Marine has not recognized any impairment on these affected municipal obligations and the securities are still considered investment grade quality as rated by the rating agencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY

There have been no material changes in the market risks faced by CIB Marine since December 31, 2002. For additional information regarding CIB Marine's market risks, refer to its 2002 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2003:

Repricing Interest Rate Sensitivity Analysis

	September 30, 2003
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,855,194	$107,003	$128,138	$449,110	$26,867	$2,566,312
Securities (1)	73,808	39,343	85,755	344,305	42,034	585,245
Loans held for sale	71,532	—	—	—	—	71,532
Federal funds sold	23,870	—	—	—	—	23,870
Total interest-earning assets	2,024,404	146,346	213,893	793,415	68,901	3,246,959
Interest-bearing liabilities:
Time deposits	415,021	372,967	482,849	538,508	71,603	1,880,948
Savings and interest-bearing demand deposits	802,198	—	—	—	—	802,198
Short-term borrowings	146,911	—	2,838	—	—	149,749
Long-term borrowings	—	—	8,500	38,389	—	46,889
Junior subordinated debentures	20,000	—	—	—	40,000	60,000
Total interest-bearing liabilities	1,384,130	372,967	494,187	576,897	111,603	2,939,784
Interest sensitivity gap (by period)	$640,274	$(226,621)	$(280,294)	$216,518	$(42,702)	$307,175
Interest sensitivity gap (cumulative)	640,274	413,653	133,359	349,877	307,175	307,175
Adjusted for derivatives:
Derivatives (notional, by period)	(55,000)	—	—	25,000	30,000	—
Derivatives (notional, cumulative)	(55,000)	(55,000)	(55,000)	(30,000)	—	—
Interest sensitivity gap (by period)	585,274	(226,621)	(280,294)	241,518	(12,702)	307,175
Interest sensitivity gap (cumulative)	585,274	358,653	78,359	319,877	307,175	307,175
Cumulative gap as a % of total assets	17.39%	10.66%	2.33%	9.51%	9.13%

(1)	Includes Federal Home Loan Bank stock and Federal Reserve Bank stock.

The following table illustrates the expected percentage change in net interest income over a one-year period due to an immediate change in short-term U.S. prime rate of interest as of September 30, 2003, and December 31, 2002:

	Basis Point Changes
	+200	+100	—100	—200
Net interest income change over one year:
September 30, 2003	6.09%	3.02%	(3.16)%	(5.73)%
December 31, 2002	12.01%	7.20%	(3.36)%	(9.13)%

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

CIB Marine’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of CIB Marine’s disclosure controls and procedures on September 30, 2003, have concluded that because of certain deficiencies identified and described below which were determined to be material weaknesses in internal controls as of such date, CIB Marine did not maintain effective disclosure controls and procedures to ensure that material information relating to CIB Marine and its consolidated subsidiaries would be made known to them and by others within those entities.

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

(ii) CIB Marine’s policies and procedures over the determination of the allowance for loan losses were not effective, due to:
•	Policies and procedures to identify credit downgrades on a timely basis and establish suitable loan workout plans not being effectively followed;

•	Lack of adequate credit procedures to analyze borrowers’ global cash flow; and

•	Lack of adequate procedures to monitor loan collateral and valuation on collateral dependent loans.

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

(iii) CIB Marine’s policies and procedures were not effective with regard to coins, jewelry and precious metals loan collateral held, by failing to adequately appraise collateral in its possession, control access by the borrower to such collateral and periodically inspect the collateral using persons with expertise in such collateral. As a result, internal controls designed to prevent and/or detect significant losses were not effective. Consequently, CIB Marine sustained a significant credit loss and did not detect the loss on a timely basis. This deficiency resulted in more than a remote likelihood that a material misstatement of CIB Marine’s annual or interim consolidated financial statements would not be prevented or detected.

(iv) CIB Marine did not have sufficient policies and procedures to track loans secured by the common stock of CIB Marine or used by borrowers to purchase common stock of CIB Marine. Consequently, information necessary to make credit decisions in conformity with sound and safe banking practices was not identified, captured and communicated. This also resulted in erroneous accounting for and reporting of these loans in the consolidated financial statements of CIB Marine which resulted in a restatement of the consolidated financial statements for the fiscal quarters ended March 31 and June 30, 2003 and the years ended December 31, 2002 and 2001, and caused CIB Marine to be out of compliance with certain banking regulations.

(v) CIB Marine did not have sufficient or adequate policies and procedures over information technology (“IT”) change management. Specifically, CIB Marine did not have policies and procedures designed to prevent unauthorized changes to IT programs, queries and calculations. This deficiency resulted in more than a remote likelihood that a material misstatement of CIB Marine’s annual or interim consolidated financial statements would not be prevented or detected.

b. Changes in Internal Controls

During the third quarter of 2003, CIB Marine identified and developed a plan to address certain of the deficiencies noted in Item 4.a.-Evaluation of Disclosure Controls and Procedures of this form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Material pending litigation, other than that of a routine nature in the ordinary course of business, is as follows:

In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB-Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB-Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB-Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder alleges the defendants violated lending regulations caused a decline in the plaintiff’s investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB-Chicago. On January 11, 2008, plaintiff filed a motion to voluntarily dismiss the litigation. The court has not ruled on this motion.

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

In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine and “Central Illinois Bancorp, Inc.” in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. Plaintiff claims that but for CIB Marine’s and Central Illinois Bancorp, Inc.’s alleged fraudulent concealment of material facts regarding the financial condition of CIB Marine he would not have exercised his options. Plaintiff also seeks to recover from Central Illinois Bancorp, Inc. and CIB Marine in excess of $40,000 allegedly due Plaintiff pursuant to a purported memorandum providing for the payment of an incentive to Plaintiff in connection with his employment. In March 2005, Plaintiff amended his complaint to add the former President and CEO of CIB Marine as a defendant based upon claims of alleged fraudulent concealment. Claims filed in the action against CIB Marine’s independent registered public accounting firm KPMG LLP (hereinafter “KPMG”) and a now retired partner of KPMG were voluntarily dismissed by the Plaintiff. CIB Marine filed a motion to dismiss several of Plaintiff’s claims and answered the others denying liability. That motion to dismiss was denied and CIB Marine answered the remaining counts against it, denying liability. Plaintiff filed a motion for summary judgment seeking recovery of $40,000 from CIB Marine on his incentive payment claim. This motion was denied. All discovery had been stayed in this action by an order of the Federal Court in the Lewis case described later in this section. Plaintiff had filed a motion in the Lewis case to vacate the discovery stay in this case, which CIB Marine and the other defendants in the Lewis case opposed. When defendants’ motion for judgment on the pleadings was denied in the Lewis case on March 3, 2008, the Court denied the motion to vacate the stay of discovery as moot. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.

On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine, certain of its current and former officers and directors and KPMG. The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation and have not been reasserted in the consolidated complaint. Plaintiffs sought to maintain the action as a class action on behalf of all persons who purchased common stock of CIB Marine between April 12, 1999 and April 12, 2004, claiming violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine and KPMG under Section 20(a) of the Exchange Act as controlling persons. The substance of the complaint is that the financial condition of CIB Marine was overstated with the result that members of the purported class acquired their CIB Marine stock at inflated prices. Plaintiffs seek money damages, interest, attorneys’ fees and costs. The federal court in Urbana, Illinois granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin, where the action is now pending.

All defendants moved to dismiss the action on various grounds. On October 12, 2006 the court denied CIB Marine’s motion to dismiss, granted in part the motions to dismiss filed by the individual defendants and granted the motion to dismiss filed by KPMG. CIB Marine and the individual defendants filed answers to the pending complaint denying any liability. An additional person has moved to intervene as a plaintiff in the action. In light of a recent decision of the Supreme Court of the United States that addressed the pleading standards that must be satisfied by the plaintiff in a case such as this one, on July 16, 2007 CIB Marine and the individual defendants filed a motion for judgment on the pleadings, or in the alternative, a motion for reconsideration of the ruling on the motion to dismiss, seeking dismissal of the action on the ground that the plaintiffs have not satisfactorily pleaded one of the essential elements of their cause of action. On March 3, 2008, the Court denied that motion.

On November 10, 2006, plaintiffs filed a further amended complaint as to KPMG, which KPMG moved to dismiss. On August 13, 2007, the court granted KPMG’s motion and dismissed the action as to it.

As a result of the filing of the initial motions to dismiss, all discovery in this action was stayed automatically. Plaintiffs moved to vacate that stay of discovery, which all defendants opposed based on KPMG’s pending motion to dismiss the further amended complaint filed by plaintiffs against KPMG. In granting KPMG’s motion to dismiss, the court noted the pendency of the motion for judgment on the pleadings described above and ruled that the stay of discovery will remain in place. Plaintiffs filed a separate motion for a limited lift of the stay of discovery, which CIB Marine and the individual defendants opposed in their response filed on September 11, 2007. In denying the motion for judgment on the pleadings, the Court denied the motions to vacate the stay as moot, i.e., with the denial of the motion for judgment on the pleadings discovery may proceed.

CIB Marine intends to vigorously contest certification of any class action and to otherwise vigorously defend this action. The ultimate outcome of this action cannot be determined at this time.

In April 2005, James Fasano and Thomas Arundel, shareholders of CIB Marine and borrowers of CIB-Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, CIB-Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder to induce the plaintiffs to borrow $0.5 million from CIB-Chicago and invest it in Canron. Plaintiffs assert claims for fraud and shareholder remedies. The shareholder alleges the defendants violated lending regulations which caused a decline in the plaintiffs’ investment in CIB Marine. Plaintiffs seek an unspecified amount of compensatory and punitive damages, request an order requiring CIB Marine and the bank to repurchase their CIB Marine shares of stock at fair value and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. On November 30, 2004, CIB Marine sold CIB-Chicago. On January 11, 2008, plaintiffs filed a motion to voluntarily dismiss the litigation. The Court has not ruled on this motion.

In December 2003, CIB-Chicago acquired the title to a commercial office building that was being converted into residential condominiums. The property was acquired through a Deed in Lieu of Foreclosure Settlement Agreement (“DIL Agreement”) from a borrower who was in default on its obligation. The property was included in foreclosed properties at December 31, 2003. Pursuant to the DIL Agreement, CIB-Chicago acquired the property subject to the first lien held by an unaffiliated financial institution and assumed the borrower’s financial obligation relating to that first lien. At December 31, 2003, the assumed financial obligation was reported as an outstanding non-recourse mortgage note payable. During the second quarter of 2004, CIB-Chicago transferred all of its rights, title and interest in the property, along with the borrower’s obligation under the related mortgage note, to the first lien holder. CIB-Chicago transferred the property based upon its evaluation that the amount of additional funds necessary to complete the project was greater than the financial benefits and risks associated therewith. The property was transferred without any further liability or obligation to the first lien position holder and CIB-Chicago reserved its legal rights to pursue the borrower and guarantors. The transfer to the first lien holder resulted in no additional gain or loss to CIB Marine. During 2003, CIB Marine charged-off $41.7 million of the loan to its allowance for loan loss with respect to this borrowing relationship and also recorded a $1.5 million market value write down on the property. In July 2004, CIB-Chicago commenced litigation in the United States District Court for the Northern District of Illinois, Eastern Division, against the borrower, guarantors and their related interests for collection of the losses incurred by CIB Marine based upon state law claims of breach of agreements, fraud, conversion and other theories of recovery, including Federal RICO violations. In November 2004, CIB-Chicago assigned the loans and claims related to this development to CIB Marine in conjunction with the sale of CIB-Chicago. In April 2005, the United States District Court dismissed the RICO claim and, as a result, lacked jurisdiction over the state law claims. In April 2005, CIB Marine commenced an action in the Circuit Court of Cook County, Illinois, against the defendants on the state law claims. On February 1, 2008, the Court dismissed the action against one of the guarantors on the grounds that CIB-Chicago was precluded from pursuing collection from the guarantor until the first lienholder was paid in full pursuant to the language of a restructuring agreement entered into by CIB-Chicago, the first lienholder and the guarantor. CIB Marine intends to appeal the dismissal. In the event that there are any recoveries with respect to these loans and claims, CIB Marine has agreed to pay the purchaser of CIB-Chicago ten percent of any recovery after collection costs. To date, CIB Marine has not made any recoveries with respect to such loans and claims.

On April 20, 2006, Mark A. Sindecuse filed an action in the United States District Court, Eastern District of Missouri, Eastern Division (St. Louis) against CIB Marine, Dean M. Katsaros (“Katsaros”), a former director of CIB Marine, and Katsaros & Associates, Inc. The complaint, as amended, purported to assert common law causes of action against CIB Marine for fraud and negligent misrepresentation in connection with plaintiff’s purchases of common stock of CIB Marine in private placements in 1995, 1996, 1997 and 1998. Plaintiff sought compensatory damages in excess of $2 million and unspecified punitive damages. After a motion to dismiss the amended complaint resulted in the dismissal of the negligent misrepresentation claims against it, CIB Marine filed an answer denying any liability to plaintiff and a motion for summary judgment on the remaining claim. On August 28, 2007, following Plaintiff’s withdrawal of two of the three remaining claims against Katsaros, the Court granted CIB Marine and Katsaros summary judgment on the sole remaining claim and dismissed the lawsuit. On September 24, 2007, Plaintiff filed a notice of appeal of the judgment to the United State Court of Appeal for the Eighth Circuit. The appeal is fully briefed, with no argument currently scheduled.

CIB Marine and the individual defendants in the Ruedi, Burchett, Fasano/Arundel and Lewis cases described above, are insureds under a policy that on its face purports to provide coverage for those cases, including advancement of reimbursement for the costs of defense (payment of which by the insured reduces the remaining coverage under the policy), which include attorneys’ fees, subject to a retention. The insurer had reserved all rights and notified CIB Marine and the other insureds of potential grounds to deny coverage. After CIB Marine exhausted the retention under that policy, the insurer paid substantially all of the costs of defense of CIB Marine and the individual defendants in the Ruedi and Lewis cases through February 17, 2006 subject to its reservation of rights to seek reimbursement (and through March 31, 2007 in the Burchett and Fasano/Arundel cases). The insurer informed the insureds of its intention to terminate any further funding of the costs of defense.

Negotiations ensued and CIB Marine and the insurer discussed an arrangement in which the insurer would pay 35% of the costs of defense of the Ruedi and Lewis cases incurred by CIB Marine and the individual defendants and CIB Marine would pay the remaining 65% of those reasonable costs. The parties negotiated the terms of their agreement, which was reflected in a written agreement accepted by the insurer, but was not executed by the parties. Pending addressing open issues with regard to expanding the scope of this agreement to include the Burchett and Fasano/Arundel cases, the insurer informed the insureds that it would not sign the agreement regarding the Lewis and Ruedi cases. The insurer contends that the act of plaintiff’s counsel in Lewis providing an affidavit from Ruedi to the court in connection with one of the pending motions regarding vacating the stay of discovery gives the insurer grounds to invoke an exclusion under the policy that applies when an insured under the policy, which the insurer contends Ruedi is, assists a plaintiff, such as Lewis, in the prosecution of a case against other insureds, such as the Lewis case. Accordingly, the insurer has advised the insureds that it will no longer pay any of the costs of defense of Lewis. CIB Marine understands that this refusal also applies to any judgment that may be entered against any insured in Lewis.

CIB Marine is considering its options in response to this position of the insurer. With respect to the individual defendants, the payment of defense costs by CIB Marine is pursuant to the provision of its by-laws that mandates advancing defense costs of directors and officers under certain circumstances and subject to a full reservation of rights under the insurance policy by both parties. The advances to individuals are subject to repayment by the individual defendants if it is ultimately determined, as provided in the by-laws and applicable Wisconsin law, that they are not entitled to be indemnified. The agreement with the insurer provided that either CIB Marine or the insurer could terminate the funding arrangement under certain circumstances. In the event of termination, CIB Marine would be responsible for all of the reasonable costs of defense of CIB Marine and the individual defendants.

With respect to the Burchett and Fasano/Arundel cases, after CIB Marine exhausted retention under that policy, the insurer paid substantially all of the costs of defense of CIB Marine and the individuals through March 31, 2007, subject to its reservation of rights. On March 14, 2007, the insurer informed the insureds of its intention to terminate funding of all of the costs of defense in those actions on or after April 1, 2007 and proposed a funding arrangement comparable to that discussed with respect to the Ruedi and Lewis cases. No agreement has been reached with respect to post-April 1, 2007 funding of defense costs in the Burchett and Fasano/Arundel cases. With respect to the individual defendants, the payment of these defense costs by CIB Marine is being made pursuant to the provision of its by-laws that mandates advancing defense costs of directors and officers under certain circumstances and subject to a full reservation of rights under the insurance policy by both parties. The advances to individuals are subject to repayment by the individual defendants if it is ultimately determined, as provided in the by-laws and applicable Wisconsin law, that they are not entitled to be indemnified.

It is not possible to estimate the amount or timing of the defense costs that will be paid by CIB Marine from and after February 17, 2006 in the Ruedi and Lewis cases or in the other cases described above. The following factors, among others, could cause actual results to differ from those described in the preceding forward-looking statement and affect the amount and timing of the expenses referred to with respect to the Ruedi and Lewis cases: (1) the federal court’s decision on whether to vacate the existing stays of discovery and, if one or both stays are vacated, the scope of discovery that is allowed by the court and/or requested by the plaintiffs; (2) the extent, if any, to which the Lewis case is allowed to proceed and, if so, allowed to proceed as a class action; (3) the scope of discovery pursued by the plaintiffs (and the timing and substance of the court’s rulings on any objections thereto by defendants) if and when discovery proceeds irrespective of the existing stays of discovery; (4) the extent to which CIB Marine and the individual defendants and their respective counsel are able to coordinate their defense of the action and in particular minimize duplication of activities in defense of the case; (5) the final determination by the insurer as to the amounts it is prepared to pay pursuant to the policy referenced above; (6) CIB Marine’s determination of what costs of defense are “reasonable” within the meaning of its by-laws and any claims made by individual defendants whose costs of defense may be rejected in whole or in part on that ground; and (7) the extent to which any individual defendant whose costs of defense are advanced by CIB Marine is ultimately required to repay those costs and, if so, the ability of that person to make repayment.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CIB Marine did not submit any matters to a vote of its shareholders during the third quarter of 2003.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibit 31.1-Certification of John P. Hickey Jr., Chief Executive Officer, under Rule 13(a)-14(d)/15d-14(d).

Exhibit 31.2-Certification of Edwin J. Depenbrok Chief Financial Officer, under Rule 13(a)-14(d)/15d-14(d).

Exhibit 32.1-Certification of John P. Hickey Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2-Certification of Edwin J. Depenbrok, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	During the third quarter of 2003, CIB Marine filed the following reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 19th day of March, 2008.

CIB MARINE BANCSHARES, INC. (Registrant)

By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok Chief Financial Officer