Form 10-Q
period 2007-03-31
CIB MARINE BANCSHARES INC
filed 2008-03-27
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

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

EXPLANATORY NOTE

This document is intended to speak as of March 31, 2007, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$25,347	$24,447
Federal funds sold	32,183	90,688
Total cash and cash equivalents	57,530	115,135

Loans held for sale	—	80
Securities available for sale	317,046	333,288

Loans	594,879	522,624
Allowance for loan losses	(21,873)	(20,906)
Net loans	573,006	501,718

Premises and equipment, net	10,622	10,912
Accrued interest receivable	5,741	5,582
Foreclosed properties	129	102
Assets of branches held for sale	143	418
Assets of companies held for disposal	3,071	4,112
Goodwill	—	746
Other assets	23,369	25,491
Total assets	$990,657	$997,584
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$75,206	$81,741
Interest-bearing demand	35,291	38,167
Savings	189,436	181,664
Time	451,898	438,212
Total deposits	751,831	739,784
Short-term borrowings	44,547	27,653
Long-term borrowings	—	2,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	26,386	24,940
Deposits of branches held for sale	26,157	55,365
Liabilities of companies held for disposal	5,864	7,003
Other liabilities	4,223	7,369
Total liabilities	920,865	925,971

Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,324	158,266
Accumulated deficit	(105,645)	(102,806)
Accumulated other comprehensive loss, net	(950)	(1,880)
Receivables from sale of stock	(121)	(151)
Treasury stock at cost, 12,663 shares	(162)	(162)
Total stockholders’ equity	69,792	71,613
Total liabilities and stockholders’ equity	$990,657	$997,584

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$10,232	$8,641
Securities:
Taxable	3,995	4,608
Tax-exempt	22	49
Dividends	129	156
Federal funds sold	1,025	913
Total interest and dividend income	15,403	14,367
Interest Expense
Deposits	7,427	6,750
Short-term borrowings	359	151
Long-term borrowings	14	90
Junior subordinated debentures	2,051	1,856
Total interest expense	9,851	8,847
Net interest income	5,552	5,520
Provision for (reversal of) credit losses	694	(2,422)
Net interest income after provision for credit losses	4,858	7,942
Noninterest Income
Loan fees	49	52
Deposit service charges	246	262
Other service fees	55	36
Other income	50	105
Net gain on sale of assets and deposits	1,395	40
Total noninterest income	1,795	495
Noninterest Expense
Compensation and employee benefits	5,116	5,831
Equipment	821	907
Occupancy and premises	811	862
Professional services	733	884
Impairment loss on investment securities	—	513
Other expense	1,398	3,552
Total noninterest expense	8,879	12,549
Loss from continuing operations before income taxes	(2,226)	(4,112)
Income tax expense (benefit)	3	(188)
Loss from continuing operations	(2,229)	(3,924)
Discontinued operations:
Pretax income from discontinued operations	417	254
Income tax expense	67	188
Income from discontinued operations	350	66
Net Loss	$(1,879)	$(3,858)
Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.12)	$(0.21)
Discontinued operations	0.02	0.00
Net loss	$(0.10)	$(0.21)

Diluted:
Loss from continuing operations	$(0.12)	$(0.21)
Discontinued operations	0.02	0.00
Net loss	$(0.10)	$(0.21)

Weighted average shares-basic	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Accumulated	Accumulated Other Comprehensive	Stock Receivables and Treasury
	Shares	Par Value	Surplus	Deficit	Loss	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182
Comprehensive loss:
Net loss	—	—	—	(3,858)	—	—	(3,858)
Other comprehensive loss:
Realized losses on securities available for sale	—	—	—	—	(513)	—	(513)
Unrealized securities holding losses arising during the period	—	—	—	—	(1,512)	—	(1,512)
Total comprehensive loss							(5,883)
Stock option expense	—	—	87	—	—	—	87
Balance, March 31, 2006 (unaudited)	18,346,442	$18,346	$158,250	$(97,386)	$(5,460)	$(364)	$73,386

Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of FIN 48 (1)	—	—	—	(960)	—	—	(960)
Adjusted Balance at Beginning of Period	18,346,442	$18,346	$158,266	$(103,766)	$(1,880)	$(313)	$70,653
Comprehensive income:
Net loss	—	—	—	(1,879)	—	—	(1,879)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	930	—	930
Total comprehensive income							(949)
Stock option expense	—	—	58	—	—	—	58
Reduction in receivables from sale of stock	—	—	—	—	—	30	30
Balance, March 31, 2007 (unaudited)	18,346,442	$18,346	$158,324	$(105,645)	$(950)	$(283)	$69,792

(1) See Note 1-Basis of Presentation for further discussion on the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(2,229)	$(3,924)
Net income from discontinued operations	350	66
	(1,879)	(3,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(137)	(126)
Depreciation and other amortization	164	1,292
Provision for (reversal of) credit losses	694	(2,422)
Net gain on sale of assets	(1,395)	(40)
Originations of loans held for sale	(328)	—
Proceeds from sale of loans held for sale	414	—
Impairment loss on investment securities	—	513
Decrease (increase) in interest receivable and other assets	2,196	(692)
Increase in interest payable junior subordinated debentures	2,037	1,843
Increase (decrease) in other interest payable and other liabilities	(3,760)	1,499
Operating cash flows of discontinued operations	(762)	(253)
Net cash used in operating activities	(2,756)	(2,244)
Cash Flows from Investing Activities
Maturities of securities available for sale	14,183	61,298
Purchase of securities available for sale	(13,250)	(40,650)
Repayments of asset and mortgage-backed securities available for sale	16,554	23,489
Net decrease in Federal Home Loan Bank stock	45	86
Net decrease in other investments	—	84
Net (increase) decrease in loans	(71,844)	13,115
Proceeds from sale of foreclosed properties	2	1,684
Net cash received from the sale of branches	2,223	—
Increase in premises and equipment, net	(172)	(291)
Investing cash flows of discontinued operations	(296)	245
Net cash (used in) provided by investing activities	(52,555)	59,060
Cash Flows from Financing Activities
Increase (decrease) in deposits	11,990	(27,214)
Decrease in deposits held for sale	(191)	(1,327)
Deposits sold	(29,017)	—
Net increase (decrease) in short-term borrowings	16,894	(10,122)
Payments of long-term borrowings	(2,000)	—
Net decrease in receivables from sale of stock	30	—
Net cash used in financing activities	(2,294)	(38,663)
Net increase (decrease) in cash and cash equivalents	(57,605)	18,153
Cash and cash equivalents, beginning of period	115,135	112,912
Cash and cash equivalents, end of period	$57,530	$131,065
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense-continuing operations	$8,405	$9,035
Income taxes-discontinued operations	—	2
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	29	52
Transfer of deposits to deposits of branches held for sale	—	22,205
Cumulative effect of adoption of FIN 48 (1)	960	—

(1) See Note 1-Basis of Presentation for further discussion on the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2006 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the financial statements are based on various factors, including the current interest rate environment and the general strength of the local economy. Changes in these factors can significantly affect CIB Marine’s net interest income and the value of its recorded assets and liabilities.

Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc. and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at March 31, 2007 are included in income or loss from discontinued operations for both the quarters ended March 31, 2007 and 2006. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.

At March 31, 2007, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida, Arizona, and Nevada. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits subsequent measurement of servicing assets and servicing liabilities using either a fair value method or an amortization method. This statement is effective for fiscal years beginning after September 15, 2006. Adoption of this standard did not materially affect CIB Marine’s consolidated financial statements.

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of January 1, 2007 and as of and for the quarter ended March 31, 2007. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During the first quarter of 2007, CIB Marine also recorded a $0.1 million charge to its discontinued operations tax expense for interest and penalties related to the REIT tax exposure. At March 31, 2007 and December 31, 2006, respectively, CIB Marine had a $2.9 million and $1.9 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both March 31, 2007 and December 31, 2006, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal or state tax authorities for years before 1999. As of January 1, 2007, the gross amount of unrecognized tax benefits was $3.7 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.4 million. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48, approximately $1.0 million was accrued for the potential payment of interest and penalties. During the second quarter of 2007, the statute of limitations expired with respect to a portion of the REIT exposure resulting in a reversal of $1.3 million of the tax liability through a credit to discontinued operations tax expense. CIB Marine does not anticipate any other significant adjustments to the amount of total unrecognized tax benefits within the next twelve months.

Note 2-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At March 31, 2007, options to purchase 517,641 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the three months ended March 31, 2007:

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2006	1,172,321	$4.10-22.89	$8.47
Granted	—	$—			$—
Lapsed or surrendered	(54,232)	4.10-22.89	10.32
Exercised	—	—	—
Shares under option at March 31, 2007	1,118,089	$4.10-22.89	$8.38	6.88
Shares exercisable at March 31, 2007	455,138	$4.10-22.89	$14.61	3.64

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2006	703,550
Granted	—
Vested	(16,600)
Forfeited	(24,000)
Nonvested stock options at March 31, 2007	662,950

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123 (“SFAS 123”). There were no options granted in the first quarter of 2007 or 2006. The following assumptions were used in estimating the fair value for options granted in the first quarter of 2006:

Dividend yield	—
Risk free interest rate	4.87%
Expected volatility	47%
Weighted average expected life	6.5 years
Weighted average per share fair value of options	$0.69

SFAS No. 123(R)’s Share-Based Payments (“SFAS 123(R)”) fair value method resulted in $0.1 million compensation expense for both of the first quarters of 2007 and 2006. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At March 31, 2007, CIB Marine had $0.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 4.1 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first quarter of 2007.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2007
U.S. government agencies	$100,525	$182	$351	$100,356
Obligations of states and political subdivisions	31,814	147	349	31,612
Other notes and bonds	350	—	—	350
Asset-backed securities	1,315	2	—	1,317
Corporate commercial paper	4,675	—	—	4,675
Mortgage-backed securities	179,317	587	1,168	178,736
Total securities available for sale	$317,996	$918	$1,868	$317,046
December 31, 2006
U.S. government agencies	$101,321	$193	$554	$100,960
Obligations of states and political subdivisions	32,067	146	526	31,687
Other notes and bonds	350	—	—	350
Asset-backed securities	2,192	5	—	2,197
Corporate commercial paper	4,384	—	—	4,384
Mortgage-backed securities	194,854	520	1,664	193,710
Total securities available for sale	$335,168	$864	$2,744	$333,288

As of March 31, 2007, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in the investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost.

Securities available for sale with a carrying value of $127.4 million and $140.9 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. When the decision was made to sell these securities, CIB Marine had not yet filed its March 31, 2006 Form 10-Q. As a result of the decision, CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $0.5 million during the first quarter of 2006. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations. There were no impairment losses during the first quarter of 2007.

Note 4-Loans

The components of loans are as follows:

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$50,695	8.5%	$49,777	9.5%
Commercial real estate	282,937	47.7	282,233	54.0
Commercial real estate construction	134,049	22.6	111,040	21.3
Residential real estate	17,469	2.9	19,125	3.7
Home equity	105,457	17.8	57,990	11.1
Consumer	2,878	0.5	2,363	0.4
Receivables from sale of CIB Marine stock	(121)	(0.0)	(151)	(0.0)
Gross loans	593,364	100.0%	522,377	100.0%
Deferred loan fees	1,515		247
Total loans, net	594,879		522,624
Allowance for loan losses, net	(21,873)		(20,906)
Loans, net	$573,006		$501,718

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. Such loans totaled $7.5 million and $7.0 million at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007 and December 31, 2006, CIB Marine had $1.3 million and $1.7 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.3 million and $7 thousand at March 31, 2007 and December 31, 2006, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

In February 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709. See Note 14-Subsequent Events for further information regarding this purchased loan pool.

The following table lists information on nonperforming and certain past due loans:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$19,565	$20,669
Restructured loans	—	—
Loans 90 days or more past due and still accruing	2,566	1,485

Information on impaired loans is as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Impaired loans without a specific allowance	$4,956	$5,543
Impaired loans with a specific allowance	13,634	14,380
Total impaired loans	$18,590	$19,923
Specific allowance related to impaired loans	$6,987	$7,451

Changes in the allowance for loan losses were as follows:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$20,906	$24,882
Charge-offs	(843)	(141)
Recoveries	1,116	205
Net loan recoveries	273	64
Provision for (reversal of) loan losses	694	(2,422)
Balance at end of period	$21,873	$22,524
Allowance for loan losses as a percentage of loans	3.67%	4.48%

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.1 million and $2.2 million as of March 31, 2007 and December 31, 2006, respectively.

Note 5-Goodwill

During the first quarter of 2007, CIB Marine sold the fixed assets and deposits of its branch located in Cedarburg, Wisconsin. At December 31, 2006, goodwill of $0.7 million, the entire amount of CIB Marine’s goodwill, was allocated to this branch. As a result of this branch sale, CIB Marine has no goodwill at March 31, 2007. The goodwill was not subject to amortization, but was subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired. There were no impairment losses recognized in either the first quarters of 2007 or 2006.

Note 6-Companies Held For Disposal and Discontinued Operations

Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$2,006	$3,250
MICR (1)	—	127
MSI	1,230	800
Other (2)	(165)	(65)
Total assets of companies held for disposal	$3,071	$4,112
Liabilities of companies held for disposal:
CIB Construction (1)	$3,163	$4,559
MICR (1)	33	297
MSI	710	656
Other (2)	1,958	1,491
Total liabilities of companies held for disposal	$5,864	$7,003

(1)
Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction. MICR was dissolved in January 2008, and CIB Marine received an extension from the banking regulators to hold Canron until June 30, 2008.

(2)
Includes tax liability of subsidiary sold in 2004 and elimination of intercompany transactions between companies held for disposal and affiliates. See Note 1-Basis of Presentation for further information on the tax exposure liability.

Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of the following:

	Pretax income/(loss) before other income	Income tax expense (benefit)	Other Income (1)	Net income/ (loss) net of intercompany transactions
	(Dollars in thousands)
Quarter Ended March 31, 2007
CIB Construction	$156	$3	$—	$153
MSI	257	131	4	130
Other (2)	—	(67)	—	67
Total	$413	$67	$4	$350
Quarter Ended March 31, 2006
CIB Construction	$(1)	$159	$—	$(160)
MSI	237	34	18	221
Other (2)	—	(5)	—	5
Total	$236	$188	$18	$66

(1)	Includes elimination of intercompany transactions.

(2)
Relates to MICR taxes. Additionally, 2007 also includes estimated interest and penalties on the tax exposure of a subsidiary sold in 2004. See Note 1-Basis of Presentation for further information on the tax exposure liability.

CIB Construction (includes Canron)

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. Canron filed Articles of Dissolution in December 2006. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. At both March 31, 2007 and December 31, 2006, CIB Construction’s net carrying value of its investment in Canron was zero.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflects estimated liquidation values less costs to sell:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$43	$50
Accounts receivable	551	551
Other assets	1,412	2,649
Total assets	$2,006	$3,250
Liabilities and stockholder’s equity:
Income tax payable	$1,694	$3,082
Other liabilities	1,469	1,477
Total liabilities	3,163	4,559
Stockholder’s equity	(1,157)	(1,309)
Total liabilities and stockholder’s equity	$2,006	$3,250

MICR

During the fourth quarter of 2005, CIB Marine sold substantially all of the assets and operations of MICR to unrelated parties and changed the company’s name to Everett Tech, Inc. MICR filed Articles of Dissolutions in January 2008. At both March 31, 2007 and December 31, 2006, the remaining net liabilities of MICR consisted of income taxes payable.

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

The following table summarizes the composition of MSI’s balance sheet:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$121	$14
Net loans	544	100
Income tax receivable	554	685
Other assets	11	1
Total assets	$1,230	$800
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$667	$103
Other liabilities	43	553
Total liabilities	710	656
Stockholder’s equity	520	144
Total liabilities and stockholder’s equity	$1,230	$800

Note 7-Assets and Deposits of Branches Held For Sale

At December 31, 2006, CIB Marine’s subsidiary bank Marine Bank (Wauwatosa, Wisconsin) held for sale the deposits and property and equipment of its Cedarburg and Brookfield, Wisconsin branches. The deposits and property and equipment of these two branches comprised the balance of assets and deposits held for sale as of December 31, 2006. During the first quarter of 2007, Marine Bank sold the deposits and property and equipment of its Cedarburg, Wisconsin branch. At the time of the sale, goodwill of $0.7 million was allocated to this branch, and the deposits and net property and equipment of the sold branch was $29.0 million and $0.3 million, respectively. CIB Marine recognized a pretax gain of $1.2 million on the sale, and it is included in net gain on sale of assets and deposits. The property and equipment and deposits of the Brookfield, Wisconsin branch comprise the balance of assets and deposits held for sale as of March 31, 2007.

Note 8-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock , at cost	$12,295	$12,314
Prepaid expenses	974	1,067
Accounts receivable	891	1,508
Trust preferred securities underwriting fee, net of amortization	1,321	1,335
Investment in trust common securities	2,884	2,838
Other investments	2,351	2,821
Income tax receivable	2,539	3,492
Other	114	116
	$23,369	$25,491

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.4 million at both March 31, 2007 and December 31, 2006. At March 31, 2007 there were no commitments outstanding to purchase future interests. During both the first quarter of 2007 and 2006, equity loss on these limited partnerships was $0.1 million and is included in other noninterest expense. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment was $0.8 million at both March 31, 2007 and December 31, 2006. See Note 14-Subsequent Events for further information on this investment.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of March 31, 2007 has invested $0.4 million. At both March 31, 2007 and December 31, 2006, CIB Marine’s carrying value of this investment was $0.2 million.

•
During the first quarter of 2007, CIB Marine sold its interest in a publicly traded company and recognized a $0.2 million gain on the sale. The gain is included in net gain on sale of assets and deposits. CIB Marine’s carrying value of this investment at December 31, 2006 was $0.4 million.

As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions and can only be sold back to the institutions or transferred to another member in limited circumstances. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. As of March 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $1.8 million was categorized as required. See Note 14-Subsequent Events for further information regarding the liquidity of CIB Marine’s investment in FHLB Chicago stock.

Note 9-Short-term Borrowings

The following table presents information regarding short-term borrowings:

	March 31, 2007		December 31, 2006
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$28,554	4.83%	$23,625	4.79%
Treasury, tax, and loan notes	993	5.04	4,028	5.04
Federal Home Loan Bank	15,000	5.62	—	—
Total short-term borrowings	$44,547	5.10%	$27,653	4.83%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $21.3 million and $17.9 million at March 31, 2007 and December 31, 2006, respectively. These assets consisted of securities with a market value of $23.4 million and $19.9 million at March 31, 2007 and December 31, 2006, respectively.

At both March 31, 2007 and December 31, 2006, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $4.9 million at both March 31, 2007 and December 31, 2006.

During 2007, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. The credit restrictions in effect at December 31, 2006 at the Federal Reserve Bank’s discount window were lifted in the first quarter of 2007.

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “Written Agreement”). Among other items, the Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt.

Note 10-Long-term Borrowings

FHLB

The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	March 31, 2007		December 31, 2006		Scheduled Maturity	Callable at Par After
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
	$—	—%	$2,000	5.09%	2/20/08	2/20/01
Total	$—	—%	$2,000	5.09%

Junior Subordinated Debentures

The following table presents information regarding CIB Marine’s junior subordinated debentures at both March 31, 2007 and December 31, 2006:

	Balance	Issue Date	Interest Rate		Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%		03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60		09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20		02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable	(1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857

(1) Three-month LIBOR + 3.40% adjusted quarterly.

CIB Marine formed four statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the these borrowings for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Written Agreement, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At March 31, 2007 and December 31, 2006 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $23.8 million and $21.8 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations.

Note 11-Other Liabilities

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Accounts payable	$205	$1,408
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	217	159
Accrued compensation and employee benefits	931	973
Accrued professional fees	1,111	1,070
Accrued other expenses	615	2,645
Fair value of derivatives	22	29
Other liabilities	397	360
	$4,223	$7,369

Accrued other expenses at December 31, 2006 includes a $1.8 million contingent liability related to the settlement of the Hadley litigation which was paid during the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

Note 12-Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock, and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or charged-off. Such loans outstanding totaled $0.1 million at March 31, 2007 and $0.2 million at December 31, 2006.

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

Regulatory Capital

CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each of its bank subsidiaries are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the banks’ assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, pursuant to FDIC guidelines in 12 C.F.R. Part 325, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

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

At March 31, 2007, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both March 31, 2007 and December 31, 2006, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004 and Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its state applicable banking regulator. Additionally, at December 31, 2006, Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with the FDIC and its applicable state banking regulator in the second quarter of 2004. The Order was terminated in January 2007 and replaced with a Memorandum of Understanding (together with the Memorandum, the “Memoranda”). Among other items, the Written Agreement and the Marine Bank Memorandum restrict the payment of cash dividends without prior written consent from the respective regulators and the Memoranda require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. These restrictions are in force until the Written Agreement and Memoranda are terminated. Failure to comply with the Written Agreement or Memoranda could have a material adverse effect on CIB Marine and its operations. As of March 31, 2007, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Written Agreement or Memoranda.

Note 13-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(2,229)	$(3,924)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—
Diluted	18,333,779	18,333,779
Per share loss:
Basic	$(0.12)	$(0.21)
Effect of dilutive stock options outstanding	—	—
Diluted	$(0.12)	$(0.21)

Because CIB Marine had a net loss from continuing operations in each of the quarters ended March 31, 2007 and 2006, options to purchase 1,170,916; and 979,926 shares, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

Note 14-Subsequent Events

Regulatory Orders and Agreements

The Memoranda at Central Illinois Bank and Marine Bank were terminated in December 2007 and January 2008, respectively, after which none of the subsidiary banks were party to any formal or informal regulatory agreement or order.

FHLB Stock Investment Activity

In October 2007, the Federal Home Loan Bank of Chicago entered into a consensual Cease and Desist Order (“Order”) with the Federal Housing Finance Board, which will guide the FHLB Chicago’s operations going forward. In addition to several required actions and restrictions agreed to in the Order, the FHLB Chicago is required to obtain prior written approval from the Federal Housing Finance Board for the redemption or repurchase of any capital stock from members and the payment of any dividends to its shareholders. The FHLB Chicago states that it will continue to provide to its members liquidity and funding through advances and the purchase of mortgages, and continue to support affordable housing and economic development. CIB Marine is a member, shareholder and customer of FHLB Chicago currently utilizing advances from the FHLB Chicago to assist in meeting the funding and liquidity needs of the subsidiary banks of CIB Marine. In October 2007 and January 2008, the FHLB Chicago announced it would not declare a dividend for the third or fourth quarters of 2007, respectively. At December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required as defined in Note 8-Other Assets in Part I, Item I-Financial Statements of this Form 10-Q.

Loan Pool Purchase

In the last half of 2007, CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and housing finance markets. At March 31, 2007 and December 31, 2007, the balance of these loans was $87.2 million and $73.0 million, respectively, and the allowance for loan loss allocated to these loans was $2.4 million and $5.3 million, or 2.7% and 7.3%, respectively, of the outstanding balance of these loans. Additionally, at March 31, 2007 and December 31, 2007, $0.5 million and $2.4 million, respectively, of these loans were classified as nonaccrual.

Other investments

During the third quarter of 2007, CIB Marine’s investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities was deemed impaired, and an impairment loss for the entire $0.8 million carrying value of the investment was recognized.

Branch Activities

During the second quarter of 2007, Marine Bank sold its Brookfield, Wisconsin branch, resulting in a net loss on the sale of $0.1 million. The branch had $20.6 million in deposits at the time of sale. In addition, Marine Bank closed the Henderson, Nevada; Sun City, Arizona; and Indianapolis (Fox Road), Indiana branches during the second quarter of 2007, and the Milwaukee, Wisconsin branch during the fourth quarter of 2007. At December 31, 2006, these four branches had total deposits of $46.7 million. Deposits of the closed branches were transferred to other Marine Bank branches.

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

Municipal Bond Insurer Rating Downgrades

Since December 31, 2007, due to economic conditions, several nationally recognized rating agencies downgraded the credit ratings of several of the investment grade credit insuring companies. Several of the downgraded companies insure municipal obligation investments owned by CIB Marine. The municipal obligations have a par value of $16.5 million and a fair value of $16.4 million as of December 31, 2007. CIB Marine has not recognized any impairment on these affected municipal obligations and the securities are still considered investment grade quality as rated by the rating agencies.

MICR

At both March 31, 2007 and December 31, 2007, the remaining net liabilities of MICR consisted of income taxes payable to its parent. In January 2008, MICR filed Articles of Dissolution.

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

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of March 31, 2007 and results of operations for the quarter ended March 31, 2007. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2006, and as may be described from time to time in CIB Marine’s subsequent SEC filings, and such factors are incorporated herein by reference. See also Item 1-Legal Proceedings in Part II of this Form 10-Q.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

Results of Operations

Overview

During the first quarter of 2007, CIB Marine continued its expense management initiatives and took a number of steps to return to profitability, including focusing on top-line revenue growth by expanding lending products, purchasing pools of prime home equity loans and attracting experienced commercial bankers. In addition, Marine Bank sold one of its branches. CIB Marine’s net loss decreased $2.0 million from a net loss of $3.9 million in the first quarter of 2006 to a net loss of $1.9 million in the first quarter of 2007. Loss from continuing operations decreased $1.7 million from $3.9 million to $2.2 million for the quarters ended March 31, 2006 and 2007, respectively. The decrease in net loss from continuing operations was primarily due to a $1.2 million gain on the sale of its Cedarburg branch, a $0.7 million reduction in compensation and employee benefits and a $2.2 million reduction in other noninterest expense resulting from a $1.8 million contingent liability expense in the first quarter of 2006 related to the Hadley litigation. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation. These decreases in expenses were partially offset by a $0.7 million provision for credit losses in the first quarter of 2007 as compared to a $2.4 million negative provision during the same period of 2006. During 2007, CIB Marine continued the wind down of the remaining business affairs of its discontinued operations which are comprised of MICR; MSI; and CIB Construction, including its subsidiary, Canron, which is in voluntary liquidation. Net income from discontinued operations increased $0.3 million during the first quarter of 2007 from $0.4 million during the same period of 2006.

CIB Marine had 29 banking facilities at March 31, 2007, compared to 30 at December 31, 2006; and 292 full-time equivalent employees at March 31, 2007, compared to 301 at December 31, 2006.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Unaudited Consolidated Financial Data

	At or for the Quarter Ended March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,403	$14,367
Interest expense	9,851	8,847
Net interest income	5,552	5,520
Provision for (reversal of) credit losses	694	(2,422)
Net interest income after provision for credit losses	4,858	7,942
Noninterest income	1,795	495
Noninterest expense	8,879	12,549
Loss from continuing operations before income taxes	(2,226)	(4,112)
Income tax expense (benefit)	3	(188)
Net loss from continuing operations	(2,229)	(3,924)
Discontinued operations:
Pretax income from discontinued operations	417	254

	At or for the Quarter Ended March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Income tax expense	67	188
Net income from discontinued operations	350	66
Net loss	$(1,879)	$(3,858)
Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.12)	$(0.21)
Discontinued operations	0.02	0.00
Net loss	$(0.10)	$(0.21)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.12)	$(0.21)
Discontinued operations	0.02	0.00
Net loss	$(0.10)	$(0.21)
Dividends	—	—
Book value per share	$3.81	$4.00
Weighted average shares outstanding-basic	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779
Financial Condition Data
Total assets (less assets of companies held for disposal)	$987,586	$1,091,260
Loans	594,879	502,524
Allowance for loan losses	(21,873)	(22,524)
Securities	317,046	419,885
Deposits	751,831	818,197
Deposits of branches held for sale	26,157	87,869
Borrowings, including junior subordinated debentures	106,404	83,986
Stockholders’ equity	69,792	73,386
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.34%	2.10%
Net interest spread (2)	1.55	1.49
Noninterest income to average assets (3)	0.74	0.18
Noninterest expense to average assets	3.65	4.65
Efficiency ratio (4)	120.85	208.63
Loss on average assets (5)	(0.92)	(1.45)
Loss on average equity (6)	(12.68)	(20.89)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	3.72%	6.20%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.25	2.95
Allowance for loan losses to total loans	3.67	4.48
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	98.83	72.30
Net recoveries annualized to average loans	(0.20)	(0.05)
Capital ratios:
Total equity to total assets	7.07%	6.72%
Total risk-based capital ratio	19.07	21.55
Tier 1 risk-based capital ratio	12.80	15.05
Leverage capital ratio	9.50	9.37
Other data:
Number of employees (full-time equivalent)(7)	292	324
Number of banking facilities	29	36

(1)
Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, the 2007 and 2006 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.39% and 2.16%, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

(7)	Does not include employees of Canron and MICR which are manufacturing companies held for disposal. These companies had aggregate full-time equivalent employees of 2 in 2007 and 2006.

Net Interest Income

The following table sets forth average balance sheet data, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2007 and 2006 has not been adjusted to reflect the tax-equivalent basis. See the Income Tax discussion for additional information.

	Quarter Ended March 31,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$332,928	$4,124	4.95%	$468,143	$4,764	4.07%
Tax-exempt (2)	1,766	22	4.98	4,328	49	4.53
Total securities	334,694	4,146	4.95	472,471	4,813	4.07
Loans (3)(4):
Commercial	53,069	941	7.19	62,134	994	6.49
Commercial real estate	408,694	7,532	7.47	419,584	7,210	6.97
Consumer	85,915	1,759	8.30	26,927	437	6.58
Total loans	547,678	10,232	7.58	508,645	8,641	6.89
Federal funds sold	73,017	1,025	5.69	75,555	913	4.90
Total interest-earning assets	955,389	15,403	6.51	1,056,671	14,367	5.49
Noninterest-earning assets
Cash and due from banks	20,636			24,394
Premises and equipment(5)	11,112			13,449
Allowance for loan losses	(21,120)			(24,969)
Receivables from sale of stock	(145)			(201)
Accrued interest receivable and other assets	21,744			25,654
Total noninterest-earning assets	32,227			38,327
Total assets	$987,616			$1,094,998

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$37,182	$87	0.95%	$48,491	$124	1.04%
Money market	176,498	1,769	4.06	200,686	1,708	3.45
Other savings deposits	16,519	40	0.98	25,664	64	1.01
Time deposits (6)	480,572	5,531	4.67	533,587	4,854	3.69
Total interest-bearing deposits(5)	710,771	7,427	4.24	808,428	6,750	3.39
Borrowings-short-term	29,363	359	4.96	17,075	151	3.59
Borrowings-long-term	1,111	14	5.11	7,250	90	5.03
Junior subordinated debentures	61,857	2,051	13.26	61,857	1,856	12.00
Total borrowed funds	92,331	2,424	10.52	86,182	2,097	9.75
Total interest-bearing liabilities	803,102	9,851	4.96	894,610	8,847	4.00
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(5)	79,495			96,609
Accrued interest and other liabilities	33,733			27,592
Total noninterest-bearing liabilities	113,228			124,201
Total liabilities	916,330			1,018,811
Stockholders’ equity	71,286			76,187
Total liabilities and stockholders’ equity	$987,616			$1,094,998
Net interest income and net interest spread (2)(7)		$5,552	1.55%		$5,520	1.49%
Net interest-earning assets	$152,287			$162,061
Net interest margin (2)(8)			2.34%			2.10%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.18

(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields.

(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, 2007 and 2006 are not presented on a tax-equivalent basis. If 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.39% and 2.16%, respectively.

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $0.1 million for both the quarters ended March 31, 2007 and 2006.

(5)	Includes fixed assets and deposits of branches held for sale or sold during 2006 and 2007.

(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income remained relatively unchanged for the first quarter of 2007 compared to the same period in 2006. While the net spread increased resulting from a change in the mix of average interest-earning assets, this increase was largely offset by a decrease in the average volume of net interest-earning assets as interest-earning assets declined faster than interest-bearing liabilities.

Total interest income increased $1.0 million, or 7.2%, from $14.4 million in the first quarter of 2006 to $15.4 million in the first quarter of 2007. The increase was primarily the result of a 102 basis point increase in the average yield on interest-earning assets. The largest increase was interest income on loans, which increased $1.6 million or 18.4%, from $8.6 million for the first quarter of 2006 to $10.2 million for the first quarter of 2007. The increase in loan interest income was primarily due to a 69 basis point increase in the average yield and a $39.0 million increase in the average balance of loans outstanding resulting from the rising rate environment and the purchase of two pools of fixed rate second lien home equity loans. During the first quarter of 2007 and the second quarter of 2006, respectively, CIB Marine purchased a $48.2 million pool of these fixed rate loans with a weighted average yield of 10.0% and a $47.8 million pool with a weighted average yield of 9.5%. The increase in loan interest income was partially offset by a $0.7 million decrease in interest income on securities during the first quarter of 2007 compared to the same period in 2006. The decrease in income on securities was primarily due to a $137.8 million decrease in the average balance resulting from maturities and the 2007 repositioning of interest-earning assets, partially offset by an 88 basis point increase in yields on investment securities.

Total interest expense increased $1.0 million, or 11.3%, from $8.8 million in the first quarter of 2006 to $9.8 million in the first quarter of 2007. Interest expense on deposits, the largest component of interest-bearing liabilities, increased $0.7 million in the first quarter of 2007 compared to the same period in 2006. The increase in interest expense on deposits was the result of an 85 basis point increase in average yield due to the rising rate environment, partially offset by a $97.7 million decrease in the average balance. Additionally, interest expense on borrowings increased $0.3 million primarily due to the rising rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures. CIB Marine has elected to defer all interest payments of its junior subordinated debentures starting in 2004. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. In addition, the total average earning assets have decreased making the interest expense burden of the debentures even greater.

CIB Marine’s net interest spread increased 6 basis points from 1.49% for the quarter ended March 31, 2006, to 1.55% for the quarter ended March 31, 2007, and its net interest margin increased 24 basis points during the same period. The increase was primarily due to the change in the mix of average interest-earning assets in a rising rate environment. Higher yielding loans, which comprised 48.1% of total average interest-earning assets for the quarter ended March 31, 2006, increased to 57.3% of average interest-earning assets for the quarter ended March 31, 2007, while lower yielding securities as a percentage of average interest-earning assets decreased to 35.0% from 44.7% for the quarters ended March 31, 2007 and 2006, respectively. The net interest margin increase was greater than the net interest spread increase in part due to the increase in yields of assets funded by noninterest-bearing liabilities.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006 (3)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(1,547)	$907	$(640)	(13.43)%
Securities-tax-exempt (1)	(31)	4	(27)	(55.10)
Total securities (2)	(1,578)	911	(667)	(13.86)
Commercial	(154)	101	(53)	(5.33)
Commercial real estate	(191)	513	322	4.47
Consumer	1,182	140	1,322	302.52
Total loans (including fees)	837	754	1,591	18.41
Federal funds sold	(32)	144	112	12.27
Total interest income(1)	(773)	1,809	1,036	7.21
Interest Expense
Interest-bearing demand deposits	(26)	(11)	(37)	(29.84)
Money market	(220)	281	61	3.57
Other savings deposits	(22)	(2)	(24)	(37.50)
Time deposits	(517)	1,194	677	13.95
Total deposits	(785)	1,462	677	10.03
Borrowings-short-term	135	73	208	137.75
Borrowings-long-term	(77)	1	(76)	(84.44)
Junior subordinated debentures	—	195	195	10.51
Total borrowed funds	58	269	327	15.59
Total interest expense	(727)	1,731	1,004	11.35
Net interest income(1)	$(46)	$78	$32	0.58%

(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, 2007 and 2006 are not presented on a tax-equivalent basis.

(2)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields.

(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $0.7 million in the first quarter of 2007 compared to a negative $2.4 million in the first quarter of 2006. The change in the provision was primarily due an increase in the outstanding balance of commercial real estate and construction loans during the first quarter of 2007 as compared to a decrease in these loan types during the same period of 2006. Additionally, the provision for homogeneous loans increased due to the purchase of a $47.8 million and a $48.2 million closed end pool of fixed rate second lien home equity loans in June 2006 and February 2007, respectively. During the first quarter of 2007, the provision for credit losses included approximately $1.4 million related to these two home equity pools as compared to none during the first quarter of 2006.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Loan fees	$49	$52
Deposit service charges	246	262
Other service fees	55	36
Other income	50	105
Gain on sale of assets and deposits	1,395	40
	$1,795	$495

Noninterest income increased $1.3 million from $0.5 million for the first quarter of 2006 to $1.8 million for the first quarter of 2007. The increase was mainly due to gain on sale of assets and deposits. During the first quarter of 2007, CIB Marine’s subsidiary bank Marine Bank recognized a $1.2 million pretax gain on the sale of the deposits and certain assets of its Cedarburg branch.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Compensation and employee benefits	$5,116	$5,831
Equipment	821	907
Occupancy and premises	811	862
Professional services	733	884
Impairment loss on investment securities	—	513

Other expense:
Payroll and other processing charges	20	31
Correspondent bank charges	50	67
Advertising/marketing	168	164
Communications	280	327
Supplies and printing	82	94
Shipping and handling	128	149
Collection expense	12	61
FDIC and state assessment	81	349
Recording and filing fees	24	38
Other expense	553	2,272
Total other expense	1,398	3,552
Total noninterest expense	$8,879	$12,549

Total noninterest expense decreased $3.7 million, or 29.2%, from $12.5 million for the first quarter of 2006 to $8.9 million for the first quarter of 2007. The decrease was primarily the result of the following:

•
Compensation and employee benefits expense decreased $0.7 million, or 12.3%, during the first quarter of 2007 compared to the first quarter of 2006. The decrease was primarily due to the sale and closure of certain bank branches during the last nine months of 2006 and the first quarter of 2007. The total number of full-time equivalent employees of companies included in continuing operations decreased from 324 at March 31, 2006 to 292 at March 31, 2007.

•
Impairment loss on investment securities was $0.5 million for the first quarter of 2006 compared to none for the first quarter of 2007. During 2007, CIB Marine decided to sell certain of its available for sale securities prior to the issuance of its March 31, 2006 Form 10-Q. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at March 31, 2006. Accordingly, CIB Marine realized a $0.5 million other-than-temporary loss on these certain securities during the first quarter of 2006. There were no such impairment losses during the first quarter of 2007.

•
Other expenses decreased $2.2 million mainly due to a $1.8 million contingent liability recognized in the first quarter of 2006. The contingent liability related to the settlement of the Hadley litigation which was paid in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2007 and 2006 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not more likely than not. The continuing operations income tax benefits for both the first quarters of 2007 and 2006 consisted primarily of the allocation of taxes, in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns.

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of January 1, 2007 and as of and for the quarter ended March 31, 2007. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois REIT. Like many financial institutions with Illinois banking operations, CIB Marine’s former Illinois banking subsidiary, which it sold in 2004, had an investment in a REIT. CIB Marine is currently under audit by the Illinois Department of Revenue (“IDR”) relative to its investment in that REIT. Although CIB Marine believes it has both statutory authority and sound business purposes for establishing the REIT, the IDR audit caused it to re-examine its Illinois tax exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. During the first quarter of 2007, CIB Marine also recorded a $0.1 million charge to its discontinued operations tax expense for interest and penalties related to the REIT tax exposure. At March 31, 2007 and December 31, 2006, respectively, CIB Marine had a $2.9 million and $1.9 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both March 31, 2007 and December 31, 2006, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets.

Financial Condition

Overview

During 2007, CIB Marine continued to focus on improving its financial condition and allocated increased resources to business development as part of its strategic focus. Additionally, during the first quarter of 2007, CIB Marine’s subsidiary bank Marine Bank sold the deposits and certain assets of its Cedarburg, Wisconsin branch, and at March 31, 2007, held for sale the deposits and property and equipment of its Brookfield, Wisconsin branch. At March 31, 2007, CIB Marine had total assets of $990.7 million, a $6.9 million, or 0.7%, decrease from $997.6 million at December 31, 2006.

Securities

Total securities at March 31, 2007, were $317.0 million, a decrease of $16.2 million, or 4.9%, from $333.3 million at December 31, 2006. The ratio of total securities to total assets was 32.0% at March 31, 2007, compared to 33.4% at December 31, 2006. The decrease was primarily due to repayments on mortgage backed securities. In accordance with its liquidity risk management strategies, CIB Marine used the proceeds from the repayments to settle deposits sold as part of the branch sales and purchase higher yielding assets.

The net unrealized loss on available for sale securities was $1.0 million at March 31, 2007, compared to $1.9 million at December 31, 2006.

Loans

Loans, net of the allowance for loan losses, were $573.0 million at March 31, 2007, an increase of $71.2 million, or 14.2%, from December 31, 2006, and represented 57.8% of CIB Marine’s total assets at March 31, 2007, and 50.3% at December 31, 2006. The increase was primarily due to a $23.0 million increase in commercial real estate construction loans resulting from CIB Marine’s business development strategy and a $47.5 million increase in home equity loans. In February 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool consisted of 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709.

Credit Concentrations

At both March 31, 2007 and December 31, 2006, CIB Marine had one secured borrowing relationship with a borrower or a related group of borrowers that exceeded 25% of stockholders’ equity. At March 31, 2007 and December 31, 2006, respectively, the total outstanding commitments on that relationship, including lines of credit not fully drawn upon, were 26.2% and 25.8% of equity and 3.1% and 3.5% of total loans and the principal drawn and outstanding was $10.9 million and $3.1 million.

As shown in the following table, at March 31, 2007, CIB Marine also had credit relationships within four industries or industry groups that exceeded 25% of its stockholders’ equity as compared to six at December 31, 2006:

	March 31, 2007			December 31, 2006
INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$149.0	25%	214%	$143.2	27%	200%
Residential Real Estate Developers	122.4	21	175	112.3	22	157
Motel and Hotel	39.8	7	57	40.1	8	56
Nursing/Convalescent Home	27.2	5	39	28.7	6	40
Retail Trade	16.8	3	24	22.6	4	32
Health Care Facilities	17.0	3	24	20.9	4	29

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At March 31, 2007 the allowance for loan losses was $21.9 million, or 3.7%, of total loans, compared to $20.9 million, or 4.0%, of total loans, at December 31, 2006. The increase in the allowance was primarily due to an increase in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the first quarter of 2007 were $0.8 million, while recoveries were $1.1 million, compared to $0.1 million and $0.2 million, respectively, for the same period of 2006.

The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 98.4% at March 31, 2007 compared to 94.4% at December 31, 2006. The increase in this ratio was due to a decline in the amount of loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at March 31, 2007 compared to December 31, 2006 and the increase in the allowance due to the increased loan portfolio. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$20,906	$24,882
Loans charged-off
Commercial	(746)	(12)
Commercial real estate	—	(128)
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	(93)	—
Consumer	(4)	(1)
Total loans charged-off	(843)	(141)
Recoveries of loans charged-off
Commercial	605	110
Commercial real estate	—	93
Commercial real estate construction	509	—
Residential real estate	—	—
Home equity	—	—
Consumer	2	2
Total loan recoveries	1,116	205
Net loans recovered	273	64
Provision for (reversal of) loan losses	694	(2,422)
Ending balance	$21,873	$22,524
Total loans:
Total company	$595,423	$502,628
Loans in assets of companies held for disposal	(544)	(104)
Total loans	$594,879	$502,524
Average total loans	547,678	508,645
Ratios
Allowance for loan losses to total loans	3.67%	4.48%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	98.83	72.30
Net charge-offs (recoveries) annualized to average total loans:
Commercial	1.08	(0.64)
Commercial real estate and commercial real estate construction	(0.51)	0.03
Residential real estate, home equity and consumer	0.45	(0.02)
Total loans	(0.20)	(0.05)
Ratio of recoveries to loans charged-off	132.38	145.39

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed properties. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that the principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is classified as restructured when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required of the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt or reduce the accrued interest. Foreclosed properties represent properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing and related asset quality ratios:

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$2,681	$3,881	$5,471
Commercial real estate	15,850	16,110	20,098
Commercial real estate construction	—	142	1,117
Residential real estate	499	536	337
Home equity	533	—	—
Consumer	2	—	2
Total nonaccrual loans	19,565	20,669	27,025
Foreclosed properties	129	102	985
Restructured loans	—	—	1,477
Total nonperforming assets	$19,694	$20,771	$29,487
Loans 90 Days or More Past Due and Still Accruing
Commercial	$—	$100	$334
Commercial real estate	2,566	1,385	2,318
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total loans 90 days or more past due and still accruing	$2,566	$1,485	$2,652
Allowance for loan losses	$21,873	$20,906	$22,524
Total loans:
Total company	$595,423	$522,724	$502,628
Loans in assets of companies held for disposal	(544)	(100)	(104)
Total loans	$594,879	$522,624	$502,524
Total assets:
Total company	$990,657	$997,584	$1,096,530
Assets of companies held for disposal	(3,071)	(4,112)	(5,270)
Net	$987,586	$993,472	$1,091,260
Ratios:
Nonaccrual loans to total loans	3.29%	3.95%	5.38%
Foreclosed properties to total assets	0.01	0.01	0.09
Nonperforming assets to total assets	1.99	2.09	2.70
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	3.72	4.24	6.20
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.25	2.24	2.95

Nonaccrual loans decreased $1.1 million, or 5.3%, from $20.7 million at December 31, 2006 to $19.6 million at March 31, 2007. The ratio of nonaccrual loans to total loans was 3.29% at March 31, 2007, compared to 3.95% at December 31, 2006.

At March 31, 2007, CIB Marine had four borrowing relationships (loans to one borrower or a group of borrowers) that accounted for $15.2 million, or 77.3%, of nonaccrual loans as of March 31, 2007 and consisted of the following:

•
Commercial real estate loans to a borrower totaling $10.4 million secured by first mortgages on two commercial properties. As of March 31, 2007, specific reserves of $5.0 million were allocated to this borrowing relationship and $0.3 million was charged-off.

•
Commercial and commercial real estate loans totaling $2.0 million to related borrowers secured by business assets and first mortgages on two commercial properties. As of March 31, 2007, specific reserves of $1.0 million were allocated to this relationship and $0.04 million was charged-off.

•
Commercial real estate loans totaling $1.8 million to a borrower secured by first mortgages on three commercial warehouse properties. As of March 31, 2007, no specific reserves were allocated to this relationship and $0.9 million was charged-off.

•
Commercial real estate loan in the amount of $1.0 million to a borrower secured by a first mortgage on a commercial property. As of March 31, 2007 there were no specific reserves allocated to this borrowing relationship and $1.7 million was charged off.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

On March 31, 2007, $0.5 million of the remaining $87.2 million in closed end pools of fixed rate second lien home equity loans purchased from Residential Funding Corporation during 2006 and 2007 were classified as nonaccrual. See the subsequent events discussion for further information regarding the credit status of these loans.

Foreclosed properties were $0.1 million at both March 31, 2007 and December 31, 2006 and consisted of one commercial property and one residential property. Both foreclosed properties were held for sale. The commercial property, which had a carrying value of $0.1 million and accounted for 77% of foreclosed properties at March 31, 2007, consisted of an industrial office/warehouse property located in Illinois which was acquired through foreclosure proceedings in 2005.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $2.6 million in loans that were 90 days or more past due and still accruing at March 31, 2007 compared to $1.5 million at December 31, 2006. Two loans within this category had balances in excess of $1.0 million and accounted for the entire balance of loans 90 days or more past due and still accruing at March 31, 2007. One of these two loans was classified as 90 days or more past due and still accruing at both March 31, 2007 and December 31, 2006, had a balance outstanding of $1.4 million at both periods and was secured by a first mortgage on a commercial building. The second of these two loans was classified as 90 days or more past due and still accruing during the first quarter of 2007, had a balance outstanding of $1.2 million at March 31, 2007, and was secured by a first mortgage on a residential property. While CIB Marine believes that the value of the properties securing these two borrowing relationships approximates the net book value of the loans, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to these two borrowing relationships.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.26% at March 31, 2007 compared to 2.25% at December 31, 2006.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $1.3 million from $19.9 million at December 31, 2006 to $18.6 million at March 31, 2007. The decrease in impaired loans was primarily due to payments and $0.8 million in charge-offs. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

The following table sets forth information regarding impaired loans:

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in thousands)
Impaired loans without a specific allowance	$4,956	$5,543	$11,434
Impaired loans with a specific allowance	13,634	14,380	15,352
Total impaired loans	18,590	19,923	26,786
Specific allowance related to impaired loans	$6,987	$7,451	$8,058

Companies Held For Disposal

At both March 31, 2007 and December 31, 2006, assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR, MSI, and a liability for a tax exposure related to a subsidiary sold in 2004. The liability for the tax exposure was $2.9 million and $1.9 million, respectively at March 31, 2007 and December 31, 2006. See the tax discussion for more information on the tax exposure liability. MICR and Canron were acquired in full or partial satisfaction of loans. Net income or loss from these companies is included in net income or loss from discontinued operations.

Assets and liabilities of companies held for disposal

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$2,006	$3,250
MICR (1)	—	127
MSI	1,230	800
Other (2)	(165)	(65)
Total assets of companies held for disposal	$3,071	$4,112
Liabilities of companies held for disposal:
CIB Construction (1)	$3,163	$4,559
MICR (1)	33	297
MSI	710	656
Other (2)	1,958	1,491
Total liabilities of companies held for disposal	$5,864	$7,003

(1)
Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction. MICR was dissolved in January 2008, and CIB Marine received an extension from the banking regulators to hold Canron until June 30, 2008.

(2)
Includes tax liability in subsidiary sold in 2004 and elimination of intercompany transactions between companies held for disposal and affiliates. See Note 1-Basis of Presentation for further information on the tax exposure liability.

CIB Construction (includes Canron)

Canron began liquidation distributions to its shareholders in August 2005. During the first quarter of 2007, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. Canron filed Articles of Dissolution in December 2006.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$43	$50
Accounts receivable	551	551
Other assets	1,412	2,649
Total assets	$2,006	$3,250
Liabilities and stockholder’s equity:
Income tax payable	$1,694	$3,082
Other liabilities	1,469	1,477
Total liabilities	3,163	4,559
Stockholder’s equity	(1,157)	(1,309)
Total liabilities and stockholder’s equity	$2,006	$3,250

MICR

During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. CIB Marine is in the process of winding down the remaining affairs of this company. At both March 31, 2007 and December 31, 2006, the remaining net liabilities of MICR consisted of income taxes payable. MICR filed Articles of Dissolution in January 2008.

MSI

During the first quarter of 2007, CIB Marine continued to wind down the remaining affairs of MSI. The operations and substantially all the assets of MSI were sold during the third quarter of 2004. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues.

The following table summarizes the composition of MSI’s balance sheet:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$121	$14
Net loans	544	100
Income tax receivable	554	685
Other assets	11	1
Total assets	$1,230	$800
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$667	$103
Other liabilities	43	553
Total liabilities	710	656
Stockholder’s equity	520	144
Total liabilities and stockholder’s equity	$1,230	$800

Assets and Deposits of Branches Held For Sale

The property and equipment and deposits of the Brookfield, Wisconsin branch comprise the balance of assets and deposits held for sale as of March 31, 2007. At December 31, 2006, CIB Marine’s subsidiary bank Marine Bank held for sale the deposits and property and equipment of its Cedarburg and Brookfield, Wisconsin branches. The deposits and property and equipment of these two branches comprised the balance of assets and deposits held for sale as of December 31, 2006. During the first quarter of 2007, Marine Bank sold the deposits and property and equipment of its Cedarburg, Wisconsin branch. At the time of the sale, goodwill of $0.7 million was allocated to this branch, and the deposits and net property and equipment of the sold branch was $29.0 million and $0.3 million, respectively. CIB Marine recognized a pretax gain of $1.2 million on the sale, and it is included in net gain on sale of assets and deposits.

CIB Marine continues to evaluate the effectiveness of its subsidiary banking networks which could result in the sale or closure of certain other subsidiary bank branches.

Deposit Liabilities

Total deposits increased $12.0 million, or 1.6%, from $739.8 million at December 31, 2006 to $751.8 million at March 31, 2007. Time deposits represent the largest component of deposits and accounted for the majority of the increases resulting from the increasing rate environment and additional public deposits. The percentage of time deposits to total deposits was 60.1% at March 31, 2007 and 59.2% at December 31, 2006, reflecting CIB Marine’s reliance on time deposits as a primary source of funding. At March 31, 2007 time deposits of $100,000 or more, excluding deposits of branches held for sale, amounted to $153.9 million, or 34.1%, of total time deposits, compared to $126.1 million, or 28.8%, at December 31, 2006. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits, excluding deposits of branches held for sale, were $34.4 million, or 7.6%, of total time deposits at March 31, 2007, and $39.2 million, or 9.0%, of total time deposits at December 31, 2006.

Borrowings

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, increased $14.9 million from $91.5 million at December 31, 2006 to $106.4 million at March 31, 2007. The increase occurred in short-term borrowings, which were $44.5 million at March 31, 2007 compared to $27.7 million at December 31, 2006, and resulted from CIB Marine’s liquidity risk management. CIB Marine increased its short-term borrowings during the first quarter of 2007 to fund deposits sold and purchase higher yielding assets.

CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on its junior subordinated debentures for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At March 31, 2007 and December 31, 2006 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $23.8 million and $21.8 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations

Other Liabilities

Other liabilities decreased $3.1 million from $7.4 million at December 31, 2006 to $4.2 million at March 31, 2007. The decrease was primarily due to a $1.8 million contingent liability and a $1.0 million payable for assets purchased in December 2006 that settled in January 2007. The contingent liability related to the settlement of the Hadley litigation. CIB Marine recorded the liability in the first quarter of 2006 and settled it in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

Capital and Regulatory Matters

CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the banks’ assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. There are five capital categories defined in the regulations: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To be categorized as well capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

Classification of a subsidiary bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

At March 31, 2007, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both March 31, 2007 and December 31, 2006, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004 and Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. Additionally, at December 31, 2006, Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with the FDIC and its applicable state banking regulator in the second quarter of 2004. The Order was terminated in January 2007 and replaced with a Memorandum of Understanding (together with the Memorandum, the “Memoranda”). Among other items, the Agreement and the Marine Bank Memorandum restrict the payment of cash dividends without prior written consent from the regulators and the Memoranda require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the banks’ total average assets. These restrictions are in force until such Agreement and Memoranda are terminated. Failure to comply with the Agreement or Memoranda could have a material adverse effect on CIB Marine and its operations. As of March 31, 2007, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Agreement or Memoranda.

The risk-based capital information of CIB Marine at March 31, 2007 and December 31, 2006 is contained in the following table.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Risk weighted assets	$734,509	$674,565
Average assets (1)	989,796	1,015,809
Capital components
Stockholders’ equity	$69,792	$71,613
Restricted Core Capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(36,736)	(36,129)
Maximum allowable in tier 1 capital	23,264	23,871
Nonfinancial equity items	—	(34)
Less: disallowed intangibles	—	(746)
Add: unrealized loss on securities	950	1,880
Tier 1 capital	94,006	96,584
Allowable allowance for loan losses	9,346	8,595
Allowable subordinated debentures net of investment in trust	36,736	36,129
Total risk-based capital	$140,088	$141,308

	Actual		Minimum Required To be Adequately Capitalized		Minimum Required To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2007
Total capital to risk weighted assets	$140,088	19.07%	$58,761	8.00%	$73,451	10.00%
Tier 1 capital to risk weighted assets	94,006	12.80	29,380	4.00	44,070	6.00
Tier 1 leverage to average assets	94,006	9.50	39,592	4.00	49,490	5.00

December 31, 2006
Total capital to risk weighted assets	$141,308	20.95%	$53,965	8.00%	$67,456	10.00%
Tier 1 capital to risk weighted assets	96,584	14.32	26,983	4.00	40,474	6.00
Tier 1 leverage to average assets	96,584	9.51	40,632	4.00	50,790	5.00

(1) Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

New Accounting Pronouncements

The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affected CIB Marine’s financial condition, results of operations or liquidity, the impacts were discussed in the applicable section of this financial review and the notes to the consolidated financial statements.

Income Taxes

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 examines an employer’s deductibility of compensation expense for dividends or dividend equivalents that are charged to retained earnings on employee-held, equity-classified nonvested shares, nonvested share units, or outstanding options (“affected securities”). A consensus was reached that an employer should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional-paid-in-capital (“APIC”). The amount recognized in APIC should also be included in the APIC pool. Additionally, when an employer’s estimate of forfeitures increases or actual forfeitures exceed its estimates, EITF 06-11 requires the amount of tax benefits previously recognized in APIC to be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007, and interim periods within those fiscal periods. The adoption of EITF 06-11 did not materially affect CIB Marine’s consolidated financial statements.

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

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. This standard did not materially affect CIB Marine’s consolidated financial statements.

Consolidations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material effect on CIB Marine’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (revised 2007) (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to value the assets and liabilities of the acquiree at fair value and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 (R) is not expected to have a material effect on CIB Marine’s consolidated financial statements.

Liquidity

The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. CIB Marine actively manages its liquidity position by estimating, measuring and monitoring its sources and uses of funds. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits, loan repayments and investment maturities. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower cost funding opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the Federal Home Loan Bank and short-term brokered and negotiable time deposits. CIB Marine also has established borrowing lines with the Federal Reserve Bank and nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the Federal Home Loan Bank. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale and the sale of securities.

During the first quarter of 2007, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. The credit restrictions in effect at December 31, 2006 at the Federal Reserve Bank’s discount window were lifted in the first quarter of 2007. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt.

The following discussion should be read in conjunction with the consolidated statements of cash flows contained in the consolidated financial statements.

CIB Marine’s primary sources of funds for the quarter ended March 31, 2007 resulted from a net decrease in investment securities of $17.5 million, a net increase in short-term borrowings of $16.9 million and a net increase in deposits of $12.0 million. Other sources of funds resulted from $2.2 million in net cash received from the sale of branches.

A net increase in the loan portfolio of $71.8 million and deposits sold of $29.0 million were CIB Marine’s primary uses of funds for the quarter ended March 31, 2007. Other uses of funds include $2.8 million in cash used by operating activities, a $2.0 million payment of long-term borrowings and $0.3 million used in investing cash flows of discontinued operations.

CIB Marine had liquid assets from continuing operations of $57.5 million and $115.1 million at March 31, 2007 and December 31, 2006, respectively.

CIB Marine was able to meet its liquidity needs during all of 2007. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of preferred securities. The deferral period may last as long as 5 years. During 2007, CIB Marine continued to defer interest payments on its junior subordinated debentures and had adequate funding capacity to meet its other obligations. The primary sources of funding were cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.

Subsequent Events

Regulatory Orders and Agreements

The Memoranda at Central Illinois Bank and Marine Bank were terminated in December 2007 and January 2008, respectively,  after which none of the subsidiary banks were party to any formal or informal regulatory agreement or order.

FHLB Stock Investment Activity

In October 2007, the Federal Home Loan Bank of Chicago entered into a consensual Cease and Desist Order (“Order”) with the Federal Housing Finance Board which will guide the FHLB Chicago’s operations going forward. In addition to several required actions and restrictions agreed to in the Order, the FHLB Chicago is required to obtain prior written approval from the Federal Housing Finance Board for the redemption or repurchase of any capital stock from members and the payment of any dividends to its shareholders. The FHLB Chicago states that it will continue to provide to its members liquidity and funding through advances and the purchase of mortgages, and continue to support affordable housing and economic development. CIB Marine is a member, shareholder and customer of FHLB Chicago currently utilizing advances from the FHLB Chicago to assist in meeting the funding and liquidity needs of the subsidiary banks of CIB Marine. In October 2007 and January 2008, respectively, the FHLB Chicago announced it would not declare a dividend for the third or fourth quarters of 2007. At December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required as defined in Note 8-Other Assets in Part I, Item I-Financial Statements of this Form 10-Q.

Loan Pool Purchase

In the last half of 2007, CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and housing finance markets. At March 31, 2007 and December 31, 2007, the balance of these loans was $87.2 million and $73.0 million, respectively, and the allowance for loan loss allocated to these loans was $2.4 million and $5.3 million, or 2.7% and 7.3%, respectively, of the outstanding balance of these loans. Additionally, at March 31, 2007 and December 31, 2007, $0.5 million and $2.4 million, respectively, of these loans were classified as nonaccrual.

Other investments

During the third quarter of 2007, CIB Marine’s investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities was deemed impaired, and an impairment loss for the entire $0.8 million carrying value of the investment was recognized.

Branch Activities

During the second quarter of 2007, Marine Bank sold its Brookfield, Wisconsin branch, resulting in a net loss on the sale of $0.1 million. The branch had $20.6 million in deposits at the time of sale. In addition,, Marine Bank closed the Henderson, Nevada; Sun City, Arizona; and Indianapolis (Fox Road), Indiana branches during the second quarter of 2007 and closed the Milwaukee, Wisconsin branch during the fourth quarter of 2007. At December 31, 2006, these four branches had total deposits of $46.7 million. Deposits of the closed branches were transferred to other Marine Bank branches.

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

Municipal Bond Insurer Rating Downgrades

Since December 31, 2007, due to economic conditions, several nationally recognized rating agencies downgraded the credit ratings of several of the investment grade credit insuring companies. Several of the downgraded companies insure municipal obligation investments owned by CIB Marine. The municipal obligations have a par value of $16.5 million and a fair value of $16.4 million as of December 31, 2007. CIB Marine has not recognized any impairment on these affected municipal obligations and the securities are still considered investment grade quality as rated by the rating agencies.

MICR

At both March 31, 2007 and December 31, 2007, the remaining net liabilities of MICR consisted of income taxes payable to its parent. In January 2008, the company was dissolved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2006, CIB Marine’s market risk profile has not changed significantly and continues to favor declining interest rates over rising interest rates. The change in sensitivity is in part due to the reduction in short-term repricing assets and the increase in longer term repricing assets. For additional information regarding CIB Marine’s market risk, refer to its 2006 Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2007.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Held for sale/disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$287,258	$30,784	$41,790	$202,536	$33,055	$(544)	$594,879
Securities (1)	35,647	35,058	43,251	172,155	43,230	—	329,341
Federal funds sold	32,183	—	—	—	—	—	32,183
Total interest-earning assets	355,088	65,842	85,041	374,691	76,285	(544)	956,403
Interest-bearing liabilities:
Time deposits	115,618	103,052	117,462	132,416	4,908	(21,558)	451,898
Savings and interest-bearing demand deposits	229,204	—	—	—	—	(4,477)	224,727
Short-term borrowings	44,547	—	—	—	—	—	44,547
Junior subordinated debentures	20,619	—	—	41,238	—	—	61,857
Total interest-bearing liabilities	$409,988	$103,052	$117,462	$173,654	$4,908	$(26,035)	$783,029
Interest sensitivity gap (by period)	(54,900)	(37,210)	(32,421)	201,037	71,377	25,491	173,374
Interest sensitivity gap (cumulative)	(54,900)	(92,110)	(124,531)	76,506	147,883	173,374	173,374
Adjusted for derivatives:
Derivatives (notional, by period)	(4,261)	—	—	5,000	(739)	—	—
Derivatives (notional, cumulative)	(4,261)	(4,261)	(4,261)	739	—	—	—
Interest sensitivity gap (by period)	(59,161)	(37,210)	(32,421)	206,037	70,638	25,491	173,374
Interest sensitivity gap (cumulative)	(59,161)	(96,371)	(128,792)	77,245	147,883	173,374	173,374
Cumulative gap as a % of total assets	(5.97)%	(9.73)%	(13.00)%	7.80%	14.93%	17.50%

(1) Federal Home Loan Bank stock and Federal Reserve Bank stock are included in securities.

The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of March 31, 2007, and December 31, 2006.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
March 31, 2007	(8.44)%	(5.55)%	2.67%	1.52%
December 31, 2006	(5.78)%	(4.31)%	2.23%	0.67%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB Marine’s former subsidiary CIB Bank (Hillside, Illinois) (“CIB-Chicago”), commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB-Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB-Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder alleges the defendants violated lending regulations caused a decline in the plaintiff’s investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB-Chicago. On January 11, 2008, plaintiff filed a motion to voluntarily dismiss the litigation. The court has not ruled on this motion.

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

It is not possible to estimate the amount or timing of the defense costs that will be paid by CIB Marine from and after February 17, 2006 in the Ruedi and Lewis cases or in the other cases described above. The following factors, among others, could cause actual results to differ from those described in the preceding forward-looking statement and affect the amount and timing of the expenses referred to with respect to the Ruedi and Lewis cases: (1) the scope of discovery that is allowed by the court; (2) the extent, if any, to which the Lewis case is allowed to proceed as a class action; (3) the scope of discovery pursued by the plaintiffs (and the timing and substance of the court’s rulings on any objections thereto by defendants); (4) the extent to which CIB Marine and the individual defendants and their respective counsel are able to coordinate their defense of the action and in particular minimize duplication of activities in defense of the case; (5) the final determination by the insurer as to the amounts it is prepared to pay pursuant to the policy referenced above; (6) CIB Marine’s determination of what costs of defense are “reasonable” within the meaning of its by-laws and any claims made by individual defendants whose costs of defense may be rejected in whole or in part on that ground; and (7) the extent to which any individual defendant whose costs of defense are advanced by CIB Marine is ultimately required to repay those costs and, if so, the ability of that person to make repayment.

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

ITEM 1A. RISK FACTORS

There have been no significant changes in CIB Marine’s risk factors from those described in its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6. EXHIBITS

Exhibit 10.1-Agreement between Edwin J. Depenbrok and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

Exhibit 31.1-Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

Exhibit 31.2-Certification of Edwin J. Depenbrok, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

Exhibit 32.1-Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2-Certification of Edwin J. Depenbrok, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIB MARINE BANCSHARES, INC. (Registrant)

Date: March 27, 2008	By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok
Chief Financial Officer