Form 10-Q
period 2007-06-30
CIB MARINE BANCSHARES INC
filed 2008-03-27
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

EXPLANATORY NOTE

This document is intended to speak as of June 30, 2007, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$18,951	$24,447
Federal funds sold	24,995	90,688
Total cash and cash equivalents	43,946	115,135
Loans held for sale	102	80
Securities available for sale	277,906	333,288
Loans	588,323	522,624
Allowance for loan losses	(21,019)	(20,906)
Net loans	567,304	501,718
Premises and equipment, net	9,465	10,912
Accrued interest receivable	5,646	5,582
Foreclosed properties	100	102
Assets of branches held for sale	—	418
Assets of companies held for disposal	2,863	4,112
Goodwill	—	746
Other assets	23,643	25,491
Total assets	$930,975	$997,584

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$71,426	$81,741
Interest-bearing demand	36,120	38,167
Savings	185,099	181,664
Time	445,227	438,212
Total deposits	737,872	739,784
Short-term borrowings	28,078	27,653
Long-term borrowings	—	2,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	28,423	24,940
Deposits of branches held for sale	—	55,365
Liabilities of companies held for disposal	4,315	7,003
Other liabilities	4,056	7,369
Total liabilities	864,601	925,971
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,356	158,266
Accumulated deficit	(105,857)	(102,806)
Accumulated other comprehensive loss, net	(4,188)	(1,880)
Receivables from sale of stock	(121)	(151)
Treasury stock at cost 12,663 shares	(162)	(162)
Total stockholders’ equity	66,374	71,613
Total liabilities and stockholders’ equity	$930,975	$997,584

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$11,631	$8,927	$21,863	$17,568
Loans held for sale	2	—	2	—
Securities:
Taxable	3,277	4,530	7,272	9,138
Tax-exempt	20	40	42	89
Dividends	85	209	214	365
Federal funds sold	758	1,311	1,783	2,224
Total interest and dividend income	15,773	15,017	31,176	29,384
Interest Expense
Deposits	7,423	7,198	14,850	13,948
Short-term borrowings	242	173	601	324
Long-term borrowings	—	92	14	182
Junior subordinated debentures	2,119	1,883	4,170	3,739
Total interest expense	9,784	9,346	19,635	18,193
Net interest income	5,989	5,671	11,541	11,191
Provision for (reversal of) credit losses	(681)	137	13	(2,285)
Net interest income after provision for credit losses	6,670	5,534	11,528	13,476
Noninterest Income
Loan fees	197	76	246	128
Deposit service charges	229	279	475	541
Other service fees	41	72	96	108
Other income	59	22	109	127
Net gain on sale of assets and deposits	76	887	1,471	927
Total noninterest income	602	1,336	2,397	1,831
Noninterest Expense
Compensation and employee benefits	5,004	5,272	10,120	11,103
Equipment	798	909	1,619	1,816
Occupancy and premises	849	842	1,660	1,704
Professional services	672	988	1,405	1,872
Impairment loss on investment securities	—	621	—	1,134
Other expense	1,377	2,011	2,775	5,563
Total noninterest expense	8,700	10,643	17,579	23,192
Loss from continuing operations before income taxes	(1,428)	(3,773)	(3,654)	(7,885)
Income tax expense (benefit)	—	(43)	3	(231)
Loss from continuing operations	(1,428)	(3,730)	(3,657)	(7,654)
Discontinued Operations:
Pretax income (loss) from discontinued operations	(14)	33	403	287
Income tax expense (benefit)	(1,230)	43	(1,163)	231
Income (loss) from discontinued operations	1,216	(10)	1,566	56
Net loss	$(212)	$(3,740)	$(2,091)	$(7,598)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.08)	$(0.21)	$(0.20)	$(0.42)
Discontinued operations	0.07	(0.00)	0.09	0.00
Net loss	$(0.01)	$(0.21)	$(0.11)	$(0.42)

Diluted:
Loss from continuing operations	$(0.08)	$(0.21)	$(0.20)	$(0.42)
Discontinued operations	0.07	(0.00)	0.09	0.00
Net loss	$(0.01)	$(0.21)	$(0.11)	$(0.42)

Weighted average shares-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779	18,333,779	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Accumulated	Accumulated Other Comprehensive	Stock Receivables and Treasury
	Shares	Par Value	Surplus	Deficit	Loss	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182
Comprehensive loss:
Net loss	—	—	—	(7,598)	—	—	(7,598)
Other comprehensive loss:
Impairment loss on investment securities	—	—	—	—	(1,134)	—	(1,134)
Unrealized securities holding losses arising during the period	—	—	—	—	(2,672)	—	(2,672)
Total comprehensive loss							(11,404)
Stock option expense	—	—	83	—	—	—	83
Reduction in receivable from sale of stock	—	—	—	—	—	51	51
Balance, June 30, 2006 (unaudited)	18,346,442	$18,346	$158,246	$(101,126)	$(7,241)	$(313)	$67,912

Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of FIN 48 (1)	—	—	—	960	—	—	960
Adjusted balance at beginning of period	18,346,442	$18,346	$158,266	$(103,766)	$(1,880)	$(313)	$71,953
Comprehensive loss:
Net loss	—	—	—	(2,091)	—	—	(2,091)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(2,308)	—	(2,308)
Total comprehensive loss							(4,399)
Stock option expense	—	—	90	—	—	—	90
Reduction in receivable from sale of stock	—	—	—	—	—	30	30
Balance, June 30, 2007 (unaudited)	18,346,442	$18,346	$158,356	$(105,857)	$(4,188)	$(283)	$66,374

(1) See Note 1-Basis of Presentation for further discussion of the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,657)	$(7,654)
Net income from discontinued operations	1,566	56
	(2,091)	(7,598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(390)	(316)
Depreciation and other amortization	483	2,383
Provision for (reversal of) credit losses	13	(2,285)
Originations of loans held for sale	(2,014)	—
Proceeds from sale of loans held for sale	2,016	—
Net gain on sale of assets and deposits	(1,471)	(927)
Impairment loss on investment securities	—	1,134
Decrease (increase) in interest receivable and other assets	2,214	(6,190)
Increase in interest payable junior subordinated debentures	4,141	3,711
Increase (decrease) in other interest payable and other liabilities	(3,984)	3,817
Operating cash flows of discontinued operations	(2,103)	(432)
Net cash used in operating activities	(3,186)	(6,703)
Cash Flows from Investing Activities
Maturities of securities available for sale	39,208	113,760
Purchase of securities available for sale	(61,081)	(70,737)
Proceeds from sales of securities available for sale	33,204	—
Proceeds from sales of mortgage-backed securities available for sale	48,037	—
Repayments of asset and mortgage-backed securities available for sale	30,846	44,570
Purchase of asset and mortgage-backed securities available for sale	(36,674)	(2,857)
Net decrease in Federal Home Loan Bank stock	45	9,768
Net (increase) decrease in other investments	(13)	555
Net increase in loans	(65,214)	(23,737)
Proceeds from sale of foreclosed properties	10	2,518
Net cash received from the sale of branches	2,278	1,400
Decrease (increase) in premises and equipment, net	543	(482)
Investing cash flows of discontinued operations	(296)	923
Net cash (used in) provided by investing activities	(9,107)	75,681
Cash Flows from Financing Activities
Decrease in deposits	(1,986)	(66,628)
Decrease in deposits held for sale	(5,700)	(3,988)
Deposits sold	(49,665)	(19,356)
Reduction in receivable from sale of stock	30	—
Net increase in short-term borrowings	425	6,781
Net decrease in long-term borrowings	(2,000)	—
Net cash used in financing activities	(58,896)	(83,191)
Net decrease in cash and cash equivalents	(71,189)	(14,213)
Cash and cash equivalents, beginning of period	115,135	112,912
Cash and cash equivalents, end of period	$43,946	$98,699
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense-continuing operations	$16,152	$14,377
Income taxes-discontinued operations	—	2
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	29	52
Transfer of deposits to deposits of branches held for sale	—	48,532
Cumulative effect of adoption of FIN 48 (1)	960	—

(1) See Note 1-Basis of Presentation for further discussion of the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2006 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the quarter and six months ended June 30, 2007 and 2006. The results of operations for the quarter and six months ended June 30, 2007 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc. and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at June 30, 2007 are included in income or loss from discontinued operations for all periods presented. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.

At June 30, 2007, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida and Arizona. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.

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

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of January 1, 2007 and as of and for  the six months ended June 30, 2007. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During the first half of 2007, the statute of limitations expired with respect to a portion of this eposure. As a result of this event, CIB Marine reversed $1.3 million of the tax liability through a credit to discontinued operations tax expense. During the first half of 2007, CIB Marine also recorded a $0.1 million charge to its discontinued operations tax expense for interest and penalties relating to the remaining REIT tax exposure. At June 30 , 2007 and December 31, 2006, respectively, CIB Marine had a $1.7 million and $1.9 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both June 30, 2007 and December 31, 2006, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal or state tax authorities for years before 1999. As of January 1, 2007 the gross amount of unrecognized tax benefits was $3.7 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.4 million. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48, approximately $1.0 million was accrued for the potential payment of interest and penalties. CIB Marine does not anticipate significant adjustments to the amount of total unrecognized tax benefits within the next twelve months.

Note 2-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At June 30, 2007, options to purchase 489,041 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the six months ended June 30, 2007:

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2006	1,172,321	$4.10-22.89	$8.47
Granted	74,000	$4.10	$4.10		$0.82
Lapsed or surrendered	(99,632)	4.10-22.89	11.86
Exercised	—	—	—
Shares under option at June 30, 2007	1,146,689	$4.10-22.89	$7.89	6.98
Shares exercisable at June 30, 2007	418,289	$4.10-22.89	$14.49	3.53

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2006	703,550
Granted	74,000
Vested	(16,600)
Forfeited	(32,550)
Nonvested stock options at June 30, 2007	728,400

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123 (“SFAS 123”). The following assumptions were used in estimating the fair value for options granted during the first six months of 2007 and 2006:

	June 30,
	2007	2006
Dividend yield	—	—
Risk free interest rate	4.88%	4.87%
Expected volatility	39%	47%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share fair value of options	$0.82	$0.69

SFAS No. 123(R)’s Share-Based Payments (“SFAS 123(R)”) fair value method resulted in $0.1 million compensation expense for the first six months of both 2007 and 2006. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At June 30, 2007, CIB Marine had $0.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.9 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first half of 2007.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2007
U.S. government agencies	$86,375	$—	$665	$85,710
Obligations of states and political subdivisions	31,600	17	1,287	30,330
Other notes and bonds	5,341	—	—	5,341
Asset-backed securities	176	—	—	176
Corporate commercial paper	4,650	—	—	4,650
Mortgage-backed securities	153,952	164	2,417	151,699
Total securities available for sale	$282,094	$181	$4,369	$277,906

December 31, 2006
U.S. government agencies	$101,321	$193	$554	$100,960
Obligations of states and political subdivisions	32,067	146	526	31,687
Other notes and bonds	350	—	—	350
Asset-backed securities	2,192	5	—	2,197
Corporate commercial paper	4,384	—	—	4,384
Mortgage-backed securities	194,854	520	1,664	193,710
Total securities available for sale	$335,168	$864	$2,744	$333,288

As of June 30, 2007, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in the investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost.

Securities available for sale with a carrying value of $109.7 million and $140.9 million at June 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. When the decision was made to sell these securities, CIB Marine had not yet filed its June 30, 2006 Form 10-Q. As a result of the decision, CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $1.1 million during the six months ended June 30, 2006. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations. There were no impairment losses during the first half of 2007.

Note 4-Loans

The components of loans are as follows:

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$57,626	9.8%	$49,777	9.5%
Commercial real estate	268,623	45.8	282,233	54.0
Commercial real estate construction	135,608	23.1	111,040	21.3
Residential real estate	18,321	3.1	19,125	3.7
Home equity	103,584	17.7	57,990	11.1
Consumer	3,026	0.5	2,363	0.4
Receivables from sale of CIB Marine stock	(121)	(0.0)	(151)	(0.0)
Gross loans	586,667	100.0%	522,377	100.0%
Deferred loan fees	1,656		247
Total loans	588,323		522,624
Allowance for loan losses	(21,019)		(20,906)
Loans, net	$567,304		$501,718

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. Such loans totaled $6.8 million and $7.0 million at June 30, 2007 and December 31, 2006, respectively.

At both June 30, 2007 and December 31, 2006, CIB Marine had $1.7 million in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.3 million and $7 thousand at June 30, 2007 and December 31, 2006, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

In February 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40% and, FICO score of 709. See Note 14-Subsequent Events for further information regarding this purchased loan pool.

The following table lists information on nonperforming and certain past due loans:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$18,847	$20,669
Restructured loans	—	—
Loans 90 days or more past due and still accruing	1,421	1,485

Information on impaired loans is as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Impaired loans without a specific allowance	$4,044	$5,543
Impaired loans with a specific allowance	13,567	14,380
Total impaired loans	$17,611	$19,923
Specific allowance related to impaired loans	$6,939	$7,451

Changes in the allowance for loan losses were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$21,873	$22,524	20,906	24,882
Charge-offs	(503)	(117)	(1,346)	(258)
Recoveries	330	561	1,446	766
Net loan (charge-offs)/recoveries	(173)	444	100	508
Provision for (reversal of) loan losses	(681)	137	13	(2,285)
Balance at end of period	$21,019	$23,105	$21,019	$23,105
Allowance for loan losses as a percentage of loans	3.57%	4.28%	3.57%	4.28%

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.0 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively.

Note 5-Goodwill

During the first quarter of 2007, CIB Marine sold the fixed assets and deposits of its branch located in Cedarburg, Wisconsin. At December 31, 2006, goodwill of $0.7 million, the entire amount of CIB Marine’s goodwill, was allocated to this branch. As a result of this branch sale, CIB Marine has no goodwill at June 30, 2007. The goodwill was not subject to amortization, but was subject to an annual impairment assessment and interim testing if facts and circumstances suggested it might be impaired. There were no impairment losses recognized in either the six months ended June 30, 2007 or 2006.

Note 6-Companies Held For Disposal and Discontinued Operations

Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$1,670	$3,250
MICR (1)	—	127
MSI	1,235	800
Other (2)	(42)	(65)
Total assets of companies held for disposal	$2,863	$4,112
Liabilities of companies held for disposal:
CIB Construction (1)	$2,852	$4,559
MICR (1)	33	297
MSI	719	656
Other (2)	711	1,491
Total liabilities of companies held for disposal	$4,315	$7,003

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

Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of the following:

	Pretax income /(loss) before other income	Income tax expense (benefit)	Other income(1)	Net income/(loss) Net of intercompany transactions
	(Dollars in thousands)
Quarter Ended June 30, 2007
CIB Construction	$(25)	$—	$—	$(25)
MSI	(5)	—	16	11
Other (2)	—	(1,230)	—	1,230
Total	$(30)	$(1,230)	$16	$1,216
Six Months Ended June 30, 2007
CIB Construction	$131	$3	$—	$128
MSI	252	131	20	141
Other (2)	—	(1,297)	—	1,297
Total	$383	$(1,163)	$20	$1,566
Quarter Ended June 30, 2006
CIB Construction	$8	$89	$—	$(81)
MSI	17	(46)	8	71
Total	$25	$43	$8	$(10)
Six Months Ended June 30, 2006
CIB Construction	$7	$248	$—	$(241)
MSI	254	(12)	26	292
Other (2)	—	(5)	—	5
Total	$261	$231	$26	$56

(1)	Includes elimination of intercompany transactions.

(2)
Relates to MICR taxes. Additionally, 2007 also includes estimated interest and penalties on the tax exposure of a subsidiary sold in 2004. See Note 1-Basis of Presentation for further information on the tax exposure liability.

CIB Construction (includes Canron)

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. Canron filed Articles of Dissolution in December 2006. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. At both June 30, 2007 and December 31, 2006, CIB Construction’s net carrying value of its investment in Canron was zero.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflects estimated liquidation values less costs to sell:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$18	$50
Accounts receivable	551	551
Other assets	1,101	2,649
Total assets	$1,670	$3,250
Liabilities and stockholder’s equity:
Income tax payable	$1,694	$3,082
Other liabilities	1,158	1,477
Total liabilities	2,852	4,559
Stockholder’s equity	(1,182)	(1,309)
Total liabilities and stockholder’s equity	$1,670	$3,250

MICR

During the fourth quarter of 2005, CIB Marine sold substantially all of the assets and operations of MICR to unrelated parties and changed the company’s name to Everett Tech, Inc. MICR filed Articles of Dissolutions in January 2008. At both June 30, 2007 and December 31, 2006, the remaining net liabilities of MICR consisted of income taxes payable.

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

The following table summarizes the composition of MSI’s balance sheet:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$22	$14
Net loans	635	100
Income tax receivable	569	685
Other assets	9	1
Total assets	$1,235	$800
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$684	$103
Other liabilities	35	553
Total liabilities	719	656
Stockholder’s equity	516	144
Total liabilities and stockholder’s equity	$1,235	$800

Note 7-Assets and Deposits of Branches Held For Sale

At December 31, 2006, CIB Marine’s subsidiary bank Marine Bank (Wauwatosa, Wisconsin) held for sale the deposits and property and equipment of its Cedarburg and Brookfield, Wisconsin branches. The deposits and property and equipment of these two branches comprised the balance of assets and deposits of branches held for sale as of December 31, 2006. During the first half of 2007, Marine Bank sold the deposits and property and equipment of these two branches and recognized a net pretax gain on the sale of these two branches of $1.1 million. The gain is included in net gain on sale of assets and deposits. At the dates of sale, the collective deposits and net property and equipment of these sold branches was $49.7 million and $0.4 million, respectively. Additionally, goodwill of $0.7 million was allocated to the Cedarburg branch. At June 30, 2007, there were no branches held for sale.

In the second quarter of 2006, Marine Bank sold the deposits and property and equipment of its Omaha, Nebraska and Grafton, Wisconsin branches and recognized a total net pretax gain of $0.9 million. The gain on the sales of these branches is included in net gain on sale of assets and deposits. At the dates of the sale, the deposits and net property and equipment of these sold branches was $19.4 million and $0.3 million, respectively. Goodwill of $0.2 million was allocated to the Wisconsin branch.

Note 8-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$12,298	$12,314
Prepaid expenses	1,472	1,067
Accounts receivable	679	1,508
Trust preferred securities underwriting fee, net of amortization	1,308	1,335
Investment in trust common securities	2,929	2,838
Other investments	2,300	2,821
Income tax receivable	2,539	3,492
Other	118	116
	$23,643	$25,491

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.3 million and $1.4 million, respectively, at June 30, 2007 and December 31, 2006. At June 30, 2007 there were no commitments outstanding to purchase future interests. During the first half of 2007 and 2006, equity loss on these limited partnerships was $0.1 million and $0.2 million, respectively, and is included in noninterest expense. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. CIB Marine committed to a $1.0 million investment in this company. The carrying value of this investment was $0.8 million at both June 30, 2007 and December 31, 2006. See Note 14-Subsequent Events for further information on this investment.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of June 30, 2007 has invested $0.4 million. At both June 30, 2007 and December 31, 2006, CIB Marine’s carrying value of this investment was $0.2 million.

•	During the first half of 2007, CIB Marine sold its interest in a publicly traded company and recognized a $0.2 million gain on the sale. The gain is included in net gain on sale of assets and deposits. CIB Marine’s carrying value of this investment at December 31, 2006 was $0.4 million.

As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions and can only be sold back to the institutions or transferred to another member in limited circumstances. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. As of June 30, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $1.7 million was categorized as required. See Note 14-Subsequent Events for further information regarding the liquidity of CIB Marine’s investment in FHLB Chicago stock.

Note 9-Short-term Borrowings

The following table presents information regarding short-term borrowings:

	June 30, 2007		December 31, 2006
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$21,917	4.10%	$23,625	4.79%
Treasury, tax, and loan notes	1,161	5.04	4,028	5.04
Federal Home Loan Bank	5,000	5.59	—	—
Total short-term borrowings	$28,078	4.40%	$27,653	4.83%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $12.4 million and $17.9 million at June 30, 2007 and December 31, 2006, respectively. These assets consisted of securities with a market value of $13.6 million and $19.9 million at June 30, 2007 and December 31, 2006, respectively.

At both June 30, 2007 and December 31, 2006, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $3.5 million and $4.9 million at June 30, 2007 and December 31, 2006, respectively.

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

Note 10-Long-term Borrowings

FHLB

The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	June 30, 2007		December 31, 2006		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
	(Dollars in thousands)
	$—	—%	$2,000	5.09%	2/20/08	2/20/01
Total	$—	—%	$2,000	5.09%

Junior Subordinated Debentures

The following table presents information regarding CIB Marine’s junior subordinated debentures at both June 30, 2007 and December 31, 2006:

	Balance	Issue Date	Interest Rate	Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%	03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60	09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20	02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable (1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857

(1) Three-month LIBOR + 3.40% adjusted quarterly.

CIB Marine formed four statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the these borrowings for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Written Agreement, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At June 30, 2007 and December 31, 2006 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $25.9 million and $21.8 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations.

Note 11-Other Liabilities

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Accounts payable	$232	$1,408
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	121	159
Accrued compensation and employee benefits	915	973
Accrued professional fees	943	1,070
Accrued other expenses	599	2,645
Fair value of derivatives	12	29
Other liabilities	509	360
	$4,056	$7,369

Accrued other expenses at December 31, 2006 includes a $1.8 million contingent liability related to the settlement of the Hadley litigation which was paid during the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

Note 12-Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock, and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or charged-off. Such loans outstanding totaled $0.1 million at June 30, 2007 and $0.2 million at December 31, 2006.

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

At June 30, 2007, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both June 30, 2007 and December 31, 2006, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004 and Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. Additionally, at December 31, 2006, Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with the FDIC and its applicable state banking regulator in the second quarter of 2004. The Order was terminated in January 2007 and replaced with a Memorandum of Understanding (together with the Memorandum, the “Memoranda”). Among other items, the Written Agreement and the Marine Bank Memorandum restrict the payment of cash dividends without prior written consent from the respective regulators and the Memoranda require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. These restrictions are in force until the Written Agreement and Memoranda are terminated. Failure to comply with the Written Agreement or Memoranda could have a material adverse effect on CIB Marine and its operations. As of June 30, 2007, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Written Agreement or Memoranda.

Note 13-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(1,428)	$(3,730)	$(3,657)	$(7,654)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	18,333,779	18,333,779	18,333,779	18,333,779
Per share loss:
Basic	$(0.08)	$(0.21)	$(0.20)	$(0.42)
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	$(0.08)	$(0.21)	$(0.20)	$(0.42)

Because CIB Marine had a net loss from continuing operations in each of the quarters and six months ended June 30, 2007 and 2006, options to purchase 1,108,329; 976,558; 1,139,450;and 643,490 shares, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

Note 14-Subsequent Events

Regulatory Orders and Agreements

The Memoranda at Central Illinois Bank and Marine Bank were terminated in December 2007 and January 2008, respectively, after which none of the subsidiary banks were party to any formal or informal regulatory agreement or order.

FHLB Stock Investment

In October 2007, the Federal Home Loan Bank of Chicago entered into a consensual Cease and Desist Order (“Order”) with the Federal Housing Finance Board, which will guide the FHLB Chicago’s operations going forward. In addition to several required actions and restrictions agreed to in the Order, the FHLB Chicago is required to obtain prior written approval from the Federal Housing Finance Board for the redemption or repurchase of any capital stock from members and the payment of any dividends to its shareholders. The FHLB Chicago states that it will continue to provide to its members liquidity and funding through advances and the purchase of mortgages, and continue to support affordable housing and economic development. CIB Marine is a member, shareholder and customer of FHLB Chicago currently utilizing advances from the FHLB Chicago to assist in meeting the funding and liquidity needs of the subsidiary banks of CIB Marine. In October 2007 and January 2008, the FHLB Chicago announced it would not declare a dividend for the third or fourth quarters of 2007 respectively,. At December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required as defined in Note 8-Other Assets in Part I, Item I-Financial Statements of this Form 10-Q.

Loan Pool Purchase

In the last half of 2007, CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and housing finance markets. At June 30, 2007 and December 31, 2007, the balance of these loans was $82.2 million and $73.0 million, respectively, and the allowance for loan loss allocated to these loans was $2.3 million and $5.3 million, or 2.7% and 7.3%, respectively, of the outstanding balance of these loans. Additionally, at June 30, 2007 and December 31, 2007, $0.6 million and $2.4 million, respectively, of these loans were classified as nonaccrual.

Other Investments

During the third quarter of 2007, CIB Marine’s investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities was deemed impaired, and an impairment loss for the entire $0.8 million carrying value of the investment was recognized.

Branch Activities

During the fourth quarter of 2007, Marine Bank closed its Milwaukee, Wisconsin branch which had total deposits of $12.2 million at June 30, 2007. Deposits of the closed branch were transferred to other Marine Bank branches.

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

MICR

At both June 30, 2007 and December 31, 2007, the remaining net liabilities of MICR consisted of income taxes payable to its parent. In January 2008, MICR filed Articles of Dissolution.

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

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of June 30, 2007 and results of operations for the quarter and six months ended June 30, 2007. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

Overview

During the first half of 2007, CIB Marine continued its expense management initiatives and took a number of steps to return to profitability, including focusing on top-line revenue growth by expanding lending products, purchasing pools of prime home equity loans and attracting experienced commercial bankers. In addition Marine Bank sold two of its branches. CIB Marine continued the wind down of the remaining business affairs of its discontinued operations which are comprised of MICR; MSI; and CIB Construction, including its subsidiary, Canron, which is in voluntary liquidation.

During the second quarter of 2007, CIB Marine had net losses of $0.2 million compared to net losses of $3.7 million during the same period in 2006. Loss from continuing operations decreased $2.3 million from $3.7 million to $1.4 million and net loss from discontinued operations increased $1.2 million. The increase in discontinued operations was mainly due to a $1.3 million partial reversal of a tax exposure item related to a subsidiary CIB Marine sold in 2004. See Note 1 - Basis of Presentation in Part I, Item 1 of this form 10-Q for further information on this tax exposure item. The decrease in net income from continuing operations was primarily due to a $0.7 million negative provision for credit losses in the second quarter of 2007 as compared to a $0.1 million expense during the second quarter of 2006 and a $1.9 million reduction in noninterest expense. The second quarter 2007 decrease in noninterest expense, as compared to the second quarter 2006, was mainly due to (i) reductions in other noninterest items during the second quarter 2007 as a result of management initiatives and branch sales/closings; and (ii) a $0.6 million securities impairment recognized during the second quarter of 2006 compared to none recognized in the second quarter of 2007. These cost savings were partially offset by an $0.8 million reduction in gain recognized on the sale of branch assets and deposits during the second quarter of 2007 as compared to the second quarter of 2006.

CIB Marine’s net loss decreased $5.5 million from a net loss of $7.6 million for the six months ended June 30, 2006 to a net loss of $2.1 million for the six months ended June 30, 2007. Loss from continuing operations decreased $4.0 million from $7.7 million to $3.7 million for the six months ended June 30, 2006 and 2007, respectively. Net income from discontinued operations increased $1.5 million between the same respective periods. The increase in net inocme from discontinued operations was mainly due to a $1.3 million partial reversal of a tax exposure item related to a subsidiary CIB Marine sold in 2004. See Note 1 - Basis of Presentation in Part I, Item 1 of this form 10-Q for further information on this tax exposure item.

The $4.0 million decrease in loss from continuing operations for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was driven by a $5.6 million decrease in noninterest expense and a $0.5 million increase in gain on sale of assets and deposits, partially offset by a $2.3 million increase in the provision for credit losses resulting in part from an increased loan portfolio. The decrease in noninterest expense consisted primarily of a $2.8 million decrease in other expense mainly due to a $1.8 million contingent liability expense recognized in the first half of 2006 related to the Hadley litigation (see Item 1-Legal Proceedings in Part II of this Form 10-Q for further discussion on this litigation); a $1.1 million securities impairment recognized during the first half of 2006 as compared to none recognized during the same period of 2007; a $1.0 million decrease in compensation and employee benefits in the first six months of 2007 resulting from management initiatives and branch closings and sales and a $0.5 million decrease in professional fees during the same period.

CIB Marine had 26 banking facilities at June 30, 2007, and 30 at December 31, 2006; and 268 full-time equivalent employees at June 30, 2007, compared to 301 at December 31, 2006.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Unaudited Consolidated Financial Data

	At or For the Quarter Ended June 30,		At or For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,773	$15,017	$31,176	$29,384
Interest expense	9,784	9,346	19,635	18,193
Net interest income	5,989	5,671	11,541	11,191
Provision for (reversal of) credit losses	(681)	137	13	(2,285)
Net interest income after provision for credit losses	6,670	5,534	11,528	13,476
Noninterest income	602	1,336	2,397	1,831
Noninterest expense	8,700	10,643	17,579	23,192
Loss from continuing operations before income taxes	(1,428)	(3,773)	(3,654)	(7,885)
Income tax expense (benefit)	—	(43)	3	(231)
Net loss from continuing operations	(1,428)	(3,730)	(3,657)	(7,654)
Discontinued operations:
Pretax income (loss) from discontinued operations	(14)	33	403	287
Income tax expense (benefit)	(1,237)	43	(1,163)	231
Net income (loss) from discontinued operations	1,216	(10)	1,566	56
Net loss	$(212)	$(3,740)	$(2,091)	$(7,598)
Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.08)	$(0.21)	$(0.20)	$(0.42)
Discontinued operations	0.07	(0.00)	0.09	0.00
Net loss	$(0.01)	$(0.21)	$(0.11)	$(0.42)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.08)	$(0.21)	$(0.20)	$(0.42)
Discontinued operations	0.07	(0.00)	0.09	0.00
Net loss	$(0.01)	$(0.21)	$(0.11)	$(0.42)
Dividends	—	—	—	—
Book value per share	$3.62	$3.70	$3.62	$3.70
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets (less assets of companies held for disposal)	$928,112	$1,045,847	$928,112	$1,045,847
Loans	588,323	540,035	588,323	540,035
Allowance for loan losses	(21,019)	(23,105)	(21,019)	(23,105)
Securities	277,906	378,909	277,906	378,909
Deposits	737,872	752,388	737,872	752,388
Deposits of branches held for sale	—	92,179	—	92,179
Borrowings, including junior subordinated debentures	89,935	100,889	89,935	100,889
Stockholders’ equity	66,374	67,912	66,374	67,912
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.59%	2.22%	2.47%	2.16%
Net interest spread (2)	1.73	1.55	1.64	1.52
Noninterest income to average assets (3)	0.25	0.51	0.50	0.34
Noninterest expense to average assets	3.66	4.03	3.65	4.34
Efficiency ratio (4)	132.00	151.89	126.12	178.10
Loss on average assets (5)	(0.60)	(1.41)	(0.76)	(1.43)
Loss on average equity (6)	(8.14)	(21.04)	(10.41)	(20.96)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	3.45%	4.69%	3.50%	4.69%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.19	2.44	2.23	2.44
Allowance for loan losses to total loans	3.57	4.28	3.57	4.28
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	103.70	91.18	102.15	91.18
Net charge-offs (recoveries) annualized to average loans	0.12	(0.35)	(0.04)	(0.20)
Capital ratios:
Total equity to total assets	7.15%	6.49%	7.15%	6.49%
Total risk-based capital ratio	19.41	20.68	19.41	20.68
Tier 1 risk-based capital ratio	12.88	14.01	12.88	14.01
Leverage capital ratio	9.72	9.17	9.72	9.17
Other data:
Number of employees (full-time equivalent)(7)	268	318	268	318
Number of banking facilities	26	34	26	34

(1)
Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, the 2007 and 2006 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.61% and 2.27% for the quarter and 2.52% and 2.21% for the six months ended June 30, 2007 and 2006, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(3)	Noninterest income to average assets excludes gains and losses on securities.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(5)	Loss on average assets is annualized net loss divided by average total assets.

(6)	Loss on average equity is annualized net loss divided by average common equity.

(7)	Does not include employees of Canron and MICR which are manufacturing companies held for disposal. These companies had aggregate full-time equivalent employee of 2 in 2007 and 2006.

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

	Quarter Ended June 30,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$277,040	$3,362	4.85%	$414,942	$4,738	4.57%
Tax-exempt (2)	1,630	20	4.91	3,630	41	4.52
Total securities	278,670	3,382	4.85	418,572	4,779	4.57
Loans held for sale	93	2	8.63	—	—	—
Loans (3)(4):
Commercial	58,531	1,100	7.54	58,603	994	6.80
Commercial real estate	415,267	8,060	7.79	415,337	7,401	7.15
Consumer	117,929	2,471	8.40	29,129	532	7.33
Total loans	591,727	11,631	7.88	503,069	8,927	7.12
Federal funds sold	57,493	758	5.29	99,613	1,311	5.28
Total interest-earning assets	927,983	15,773	6.81	1,021,254	15,017	5.89
Noninterest-earning assets
Cash and due from banks	16,213			23,256
Premises and equipment(5)	10,433			13,087
Allowance for loan losses	(21,059)			(22,823)
Receivables from sale of stock	(121)			(201)
Accrued interest receivable and other assets	20,306			23,756
Total noninterest-earning assets	25,772			37,075
Total assets	$953,755			$1,058,329

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$36,988	$92	1.00%	$45,590	$106	0.93%
Money market	172,749	1,805	4.19	200,433	2,018	4.04
Other savings deposits	15,645	39	1.00	22,843	58	1.02
Time deposits (6)	463,720	5,487	4.75	508,547	5,016	3.96
Total interest-bearing deposits(5)	689,102	7,423	4.32	777,413	7,198	3.71
Borrowings-short-term	20,767	242	4.67	17,533	173	3.96
Borrowings-long-term	—	—	—	7,250	92	5.09
Junior subordinated debentures	61,857	2,119	13.70	61,857	1,883	12.18
Total borrowed funds	82,624	2,361	11.43	86,640	2,148	9.92
Total interest-bearing liabilities	771,726	9,784	5.08	864,053	9,346	4.34
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(5)	77,183			92,875
Accrued interest and other liabilities	34,509			30,283
Total noninterest-bearing liabilities	111,692			123,158
Total liabilities	883,418			987,211
Stockholders’ equity	70,337			71,118
Total liabilities and stockholders’ equity	$953,755			$1,058,329
Net interest income and net interest rate spread (2)(7)		$5,989	1.73%		$5,671	1.55%
Net interest-earning assets	$156,257			$157,201
Net interest margin (2)(8)			2.59%			2.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.18

(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields.

(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, 2007 and 2006 are not presented on a tax-equivalent basis. If 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.61% and 2.27%, respectively.

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $0.2 million for both quarters ended June 30, 2007 and 2006.

(5)	Includes fixed assets and deposits of branches held for sale or sold during 2007 and 2006.

(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$304,830	$7,486	4.91%	$441,396	$9,503	4.31%
Tax-exempt (2)	1,697	42	4.95	3,977	89	4.48
Total securities	306,527	7,528	4.91	445,373	9,592	4.31
Loans held for sale	68	2	5.93	—	—	—
Loans (3)(4):
Commercial	55,813	2,041	7.37	60,359	1,986	6.64
Commercial real estate	412,000	15,593	7.63	417,449	14,612	7.06
Consumer	101,990	4,229	8.36	28,034	970	6.98
Total loans	569,803	21,863	7.74	505,842	17,568	7.00
Federal funds sold	65,212	1,783	5.51	87,650	2,224	5.12
Total interest-earning assets	941,610	31,176	6.66	1,038,865	29,384	5.69
Noninterest-earning assets
Cash and due from banks	18,413			23,822
Premises and equipment(5)	10,770			13,267
Allowance for loan losses	(21,089)			(23,890)
Receivables from the sale of stock	(133)			(201)
Accrued interest receivable and other assets	21,021			24,700
Total noninterest-earning assets	28,982			37,698
Total assets	$970,592			$1,076,563
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$37,084	$179	0.97%	$47,033	$230	0.99%
Money market	174,613	3,574	4.13	200,559	3,726	3.75
Other savings deposits	16,080	79	0.99	24,246	121	1.01
Time deposits (6)	472,100	11,018	4.71	520,998	9,871	3.82
Total interest-bearing deposits(5)	699,877	14,850	4.28	792,836	13,948	3.55
Borrowings-short-term	25,041	601	4.84	17,305	324	3.78
Borrowings-long-term	552	14	5.11	7,250	182	5.06
Junior subordinated debentures	61,857	4,170	13.48	61,857	3,739	12.09
Total borrowed funds	87,450	4,785	10.96	86,412	4,245	9.83
Total interest-bearing liabilities	787,327	19,635	5.02	879,248	18,193	4.17
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(5)	78,333			94,732
Accrued interest and other liabilities	34,123			28,945
Total noninterest-bearing liabilities	112,456			123,677
Total liabilities	899,783			1,002,925
Stockholders’ equity	70,809			73,638
Total liabilities and stockholders’ equity	$970,592			$1,076,563
Net interest income and net interest rate spread (2)(7)		$11,541	1.64%		$11,191	1.52%
Net interest-earning assets	$154,283			$159,617
Net interest margin (2)(8)			2.47%			2.16%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.18

(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields.

(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, 2007 and 2006 are not presented on a tax-equivalent basis. If 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.52% and 2.21%, respectively.

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $0.3 million for both the six months ended June 30, 2007 and 2006.

(5)	Includes fixed assets and deposits of branches held for sale or sold during 2006 and 2007.

(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income increased $0.3 million during both the quarter and six months ended June 30, 2007 compared to the same periods in 2006. The increase in net interest income was volume driven. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 1.18 for both the quarter and six months ended June 30, 2006 to 1.20 for the comparable periods of 2007. Additionally, the mix of interest-earning assets changed as lower yielding securities, which accounted for 41% and 43% of total interest-earning assets during the quarter and six months ended June 30, 2006, decreased to 30% and 32% of interest-earning assets during the same respective periods in 2007 and higher yielding loans increased from 49% for both the quarter and six months ended June 30, 2006 to 64% and 60% of total interest-earning assets during the same respective periods of 2007.

Total interest income increased $0.8 million, or 5.0%, from $15.0 million for the second quarter of 2006 to $15.8 million for the second quarter of 2007. The increase was driven by a 92 basis point increase in the average yield of interest-earning assets during a rising rate environment, partially offset by a $93.3 million, or 9.1% decrease in the average balance of interest-earning assets. The net increase in average yield on interest-earning assets was primarily due to an increase in interest income on loans which increased $2.7 million mainly due to a 76 basis point increase in the average yield on such assets and an $88.7 million increase in the average balance resulting from the purchase of fixed rate second lien home equity loans during the second quarter of 2006 and the first quarter of 2007. The increase in loan interest income was partially offset by a $1.4 million decrease in interest income on securities. The decrease in interest income on securities was primarily due to a $139.9 million decline in the average balance partially offset by rising yields in the investment portfolio. The reduction in the investment portfolio average balances was due to the 2007 repositioning of interest-earning assets to higher yielding assets and to provide liquidity for branch sales.

Total interest income increased $1.8 million, or 6.1%, from $29.4 million for the six months ended June 30, 2006 to $31.2 million for the six months ended June 30, 2007. The increase was the result of a 97 basis point increase in the average yield on interest-earning assets, partially offset by a $97.3 million, or a 9.4%, decrease in average interest-earning assets. The largest increase in average yield on interest-earning assets resulted from interest income on loans, which increased $4.3 million, or 24.4%, due to increased average balances on loans resulting from the purchase of the home equity pools and higher yields during a rising rate environment. The increase in loan interest income was partially offset by a $2.1 million decrease in interest income on securities. The decrease in interest income on securities was primarily due to a decline in the average balance which was partially offset by rising yields in the investment portfolio. The reduction in the investment portfolio average balances was due to the 2007 repositioning of interest-earning assets to higher yielding assets and to provide liquidity for branch sales.

Total interest expense increased $0.4 million from $9.3 million in the second quarter of 2006 to $9.8 million in the second quarter of 2007. Interest expense on deposits, the largest component of interest-bearing liabilities, increased $0.2 million in the second quarter of 2007 compared to the same period in 2006. The increase in interest expense on deposits was driven by a 61 basis point increase in the average yield on such liabilities, partially offset by a $88.3 million decrease in the average balance of these deposits. Additionally interest expense on borrowings increased $0.2 million during the same period primarily due to the rising rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures. CIB Marine has elected to defer all interest payments of its junior subordinated debentures starting in 2004. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. In addition, the total average earning assets have decreased making the interest expense burden of the debentures even greater.

Total interest expense increased $1.4 million from $18.2 million for the six months ended June 30, 2006 to $19.6 million for the six months ended June 30, 2007. Interest expense on deposits increased $0.9 million resulting from a 73 basis point increase in the average yield during a rising rate environment, partially offset by a $93.0 million decrease in the average balance of interest-bearing deposits. Additionally, interest expense on borrowings increased $0.5 million primarily due to the rising rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures.

CIB Marine’s net interest rate spread was 1.73% and 1.55% for the second quarter of 2007 and 2006, respectively. The net interest rate spread increased 12 basis points from 1.52% for the six months ended June 30, 2006 to 1.64% for the six months ended June 30, 2007. The increase for the six months ended June 30, 2007 was primarily due to the yield on average earning assets rising faster than the average cost of interest-bearing liabilities. The rise in yields on average earning assets was partially due to the increase in loans to total average earnings assets as loans provided higher yields than securities. The net interest margin increased 37 basis points from 2.22% for the second quarter of 2006 to 2.59% for the second quarter of 2007 and increased by 31 basis points from 2.16% for the six months ended June 30, 2006 to 2.47% for the six months ended June 30, 2007. The net interest margin widened by more than the interest spread in both the second quarter and first half of 2007 compared to the same periods in 2006. The difference between the changes in the net interest margins compared to the changes in the net interest spread is partially due to the increase in yields of assets funded by noninterest-bearing liabilities and capital.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006 (3)				Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 (3)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(1,658)	$281	$(1,376)	(29.04)%	$(3,224)	$1,207	$(2,017)	(21.22)%
Securities-tax-exempt(1)	(24)	4	(21)	(51.22)	(55)	8	(47)	(52.81)
Total securities (2)	(1,682)	285	(1,397)	(29.23)	(3,279)	1,215	(2,064)	(21.52)
Loans held for sale	2	—	2	2,000.00	2	—	2	2,000.00
Commercial	(1)	107	106	10.66	(156)	211	55	2.77
Commercial real estate	(1)	660	659	8.90	(193)	1,174	981	6.71
Consumer	1,850	89	1,939	364.47	3,031	228	3,259	335.98
Total loans (including fees)	1,848	856	2,704	30.29	2,682	1,613	4,295	24.45
Federal funds sold	(556)	3	(553)	(42.18)	(603)	162	(441)	(19.83)
Total interest income (1)	(388)	1,144	756	5.03	(1,198)	2,990	1,792	6.10
Interest Expense
Interest-bearing demand deposits	(21)	7	(14)	(13.21)	(48)	(3)	(51)	(22.17)
Money market	(286)	73	(213)	(10.56)	(509)	357	(152)	(4.08)
Other savings deposits	(18)	(1)	(19)	(32.76)	(40)	(2)	(42)	(34.71)
Time deposits	(469)	940	471	9.39	(988)	2,135	1,147	11.62
Total deposits	(794)	1,019	225	3.13	(1,585)	2,487	902	6.47
Borrowings-short-term	35	34	69	39.88	170	107	277	85.49
Borrowings-long-term	(92)	—	(92)	(100.00)	(168)	—	(168)	(92.31)
Junior subordinated debentures	—	236	236	12.53	—	431	431	11.53
Total borrowed funds	(57)	270	213	9.92	2	538	540	12.72
Total interest expense	(851)	1,289	438	4.69	(1,583)	3,025	1,442	7.93
Net interest income (1)	$463	$(145)	$318	5.61%	$385	$(35)	$350	3.13%

(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, 2007 and 2006 are not presented on a tax-equivalent basis.

(2)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields.

(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and loss contingencies for unfunded commitments and standby letters of credit. The provision for credit losses was a negative $0.7 million in the second quarter of 2007 compared to a $0.1 million charge in the second quarter of 2006. For the six months ended June 30, 2007, the provision for credit losses was a $0.01 million, compared to a negative $2.3 million during the same period of 2006. This change in the provision was primarily due to an increase in total commercial, commercial real estate and commercial real estate construction loans during the first six months of 2007 as compared to a decrease in the total of these loans during the same period of 2006; a decrease in net recoveries; and an additional provision related to the 2007 purchase of the closed end pool of fixed rate second lien home equity loans. Net recoveries during the first six months of 2007 were $0.1 million while net recoveries during the same period of 2006 were $0.5 million. During the second quarter and first half of 2007, the provision for credit losses included approximately $0.1 million and $1.6 million, respectively, related to the purchased home equity pools as compared to $0.9 million during both the second quarter and first half of 2006. The 2007 allocated provision was primarily due to the purchase of the second pool of home equity loans in February 2007, and the 2006 provision was due to the purchase of the first pool of home equity loans in June 2006.

The negative $0.7 million provision for loan losses in the second quarter of 2007 resulted mainly from a reduction in impaired loans and a reduction in the provision related to higher risk loans.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Loan fees	$197	$76	$246	$128
Deposit service charges	229	279	475	541
Other service fees	41	72	96	108
Other income	59	22	109	127
Net gain on sale of assets and deposits	76	887	1,471	927
	$602	$1,336	$2,397	$1,831

Noninterest income decreased $0.7 million, from $1.3 million for the quarter ended June 30, 2006 to $0.6 million for the comparable period in 2007, primarily due to a $0.8 million decrease in net gain on the sale of assets and deposits. During the second quarter of 2006, two branches of Marine Bank were sold, resulting in a total pretax gain of $0.9 million, while during the second quarter of 2007 one Marine Bank branch was sold resulting in a $0.1 million loss.

Noninterest income was $2.4 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively. The increase was mainly due to an increase in net gain on the sale of branch assets and deposits. During the first half of 2007, CIB Marine recognized a $1.1 million net pretax gain on these sales as compared to a $0.9 million net pretax gain during the same period of 2006.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Compensation and employee benefits	$5,004	$5,272	$10,120	$11,103
Equipment	798	909	1,619	1,816
Occupancy and premises	849	842	1,660	1,704
Professional services	672	988	1,405	1,872
Impairment loss on investment securities	—	621	—	1,134
Other expense:
Payroll and other processing charges	22	18	42	49
Correspondent bank charges	55	65	104	132
Advertising/marketing	164	163	332	326
Communications	195	361	475	689
Supplies and printing	70	88	151	182
Shipping and handling	105	129	233	278
Collection expense	(2)	(41)	9	20
FDIC and state assessment	68	311	150	660
Recording and filing fees	77	66	102	104
Other expense	623	851	1,177	3,123
Total other expense	1,377	2,011	2,775	5,563
Total noninterest expense	$8,700	$10,643	$17,579	$23,192

Total noninterest expense decreased $1.9 million, or 18.3%, from $10.6 million for the second quarter of 2006 to $8.7 million for the second quarter of 2007. The decrease was primarily the result of the following:

•
Compensation and employee benefits expense decreased $0.3 million, or 5.1%, from $5.3 million for the second quarter of 2006, to $5.0 million for the second quarter of 2007. The decrease is primarily due to the sale and closure of certain bank branches during the last half of 2006 and the first half of 2007. The total number of full-time equivalent employees of companies included in continuing operations decreased from 318 at June 30, 2006 to 268 at June 30, 2007.

•
Impairment loss on investment securities was $0.6 million for the second quarter of 2006 compared to none for the second quarter of 2007. During 2007, CIB Marine decided to sell certain of its available for sale securities. When the decision was made to sell these securities, CIB Marine had not yet filed its June 30, 2006 Form 10-Q. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at June 30, 2006. Accordingly, CIB Marine realized a $0.6 million other-than-temporary loss on these certain securities during the second quarter of 2006. There were no such impairment losses during the second quarter of 2007.

•	Professional services expense decreased $0.3 million due to decreased legal and accounting fees.

•
Other noninterest expense decreased $0.6 million primarily due to a decrease in regulatory assessments and cost savings resulting from management initiatives and the closure and sale of certain bank branches.

Total noninterest expense decreased $5.6 million, or 24.2%, from $23.2 million for the six months ended June 30, 2006 to $17.6 million for the six months ended June 30, 2007. The decrease was primarily the result of the following:

•
Compensation and employee benefits expense decreased $1.0 million, or 8.9%, from $11.1 million for the six months ended June 30, 2006, to $10.1 million for the six months ended June 30 2007. The decrease is primarily due to the sale and closure of certain bank branches during the last half of 2006 and the first half of 2007. The total number of full-time equivalent employees of companies included in continuing operations decreased from 318 at June 30, 2006 to 268 at June 30, 2007.

•
Impairment loss on investment securities was $1.1 million for the six months ended June 30, 2006 compared to none for the six months ended June 30, 2007. During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at June 30, 2006. Accordingly, CIB Marine realized a $1.1 million other-than-temporary loss on these certain securities during the first six months of 2006. There were no such impairment losses during the first quarter of 2007.

•	Professional services decreased $0.5 million mainly due to reduced legal costs.

•
Other expenses decreased $2.8 million mainly due to a $1.8 million contingent liability recognized in the first quarter of 2006, decreased regulatory assessments and cost savings resulting from management initiatives and the closure and sale of certain bank branches. The contingent liability related to the settlement of the Hadley litigation in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2007 and 2006 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not more likely than not. The continuing operations income tax benefits for the second quarter and six months ended June 30, 2007 and 2006 consisted primarily of the allocation of taxes, in accordance with sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns.

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of January 1, 2007 and as of and for the six months ended June 30, 2007. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During the second half of 2007 the statute of limitations expired with respect to a portion of this exposure. As a result of this event, CIB Marine recaptured $1.3 million of the tax liability through a credit to discontinued operations tax expense while also recording a $0.1 million charge to its discontinued operations tax expense for interest and penalties related to the remaining REIT tax exposure. At June 30, 2007 and December 31, 2006, respectively, CIB Marine had a $1.7 million and $1.9 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both June 30, 2007 and December 31, 2006, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets.

Financial Condition

Overview

During the first half of 2007, CIB Marine continued to focus on improving its financial condition and allocated increased resources to business development as part of its strategic focus. Additionally, during the first half of 2007, CIB Marine’s subsidiary bank Marine Bank sold the deposits and certain assets of two of its Wisconsin branches. At June 30, 2007, CIB Marine had total assets of $931.0 million, a $66.6 million or 6.7% decrease from $997.6 million at December 31, 2006. The majority of the asset decrease occurred in investment securities and federal funds sold, which combined decreased by $121.1 million mainly in response to the decline in overall deposits resulting from branch sales. This decrease was partially offset by a $65.6 million increase in net loans driven by an increase in home equity and commercial real estate construction loans. Home equity loans increased $45.6 million primarily due to the purchase of a $48.2 million closed end pool of fixed rate second lien home equity loans during the first quarter of 2007.

Securities

Total securities at June 30, 2007, were $277.9 million, a decrease of $55.4 million, or 16.6%, from $333.3 million at December 31, 2006. The ratio of total securities to total assets was 29.9% at June 30, 2007, compared to 33.4% at December 31, 2006. The decrease was primarily due to repayments and sales of U. S. government agency and mortgage backed securities. In accordance with its liquidity risk management strategies, CIB Marine used a portion of the proceeds to settle deposits sold as part of the branch sales and purchase higher yielding assets.

The net unrealized loss on available for sale securities was $4.2 million at June 30, 2007, compared to $1.9 million at December 31, 2006. The increase was primarily due to the rising rate environment during the first half of 2007.

Loans

Loans, net of the allowance for loan losses, were $567.3 million at June 30, 2007, an increase of $65.6 million, or 13.1%, from December 31, 2006 and represented 60.9% of CIB Marine’s total assets at June 30, 2007 and 50.3% at December 31, 2006. The increase was primarily due to a $24.6 million increase in commercial real estate construction loans resulting from CIB Marine’s business development strategy and a $45.6 million increase in home equity loans. In February 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool consisted of 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709.

Credit Concentrations

At June 30, 2007, CIB Marine had two secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At June 30, 2007, the total outstanding commitments on these two borrowing relationships, including lines of credit not fully drawn, was 34.3% of equity and 3.9% of total loans, and the principal drawn and outstanding on these two borrowing relationships was $22.8 million. At December 31, 2006, CIB Marine had one borrowing relationship that exceeded 25% of stockholders’ equity. At December 31, 2006, the total outstanding commitments on this borrowing relationship, including lines of credit not fully drawn, was 25.8% of equity and 3.5% of total loans, and the principal drawn and outstanding on loans in this one borrowing relationship was $3.1 million

As shown in the following table, at June 30, 2007, CIB Marine also had credit relationships within four industries or industry groups that exceeded 25% of its stockholders’ equity as compared to six at December 31, 2006:

	June 30, 2007			December 31, 2006
INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$155.0	26%	234%	$143.2	27%	200%
Residential Real Estate Developers	132.8	23	200	112.3	22	157
Motel and Hotel	39.7	7	60	40.1	8	56
Health Care Facilities	21.3	4	32	20.9	4	29
Nursing/Convalescent Home	14.9	3	23	28.7	6	40
Retail Trade	14.2	2	21	22.6	4	32

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At June 30, 2007 the allowance for loan losses was $21.0 million, or 3.6% of total loans, compared to $20.9 million, or 4.0% of total loans at December 31, 2006. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the second quarter of 2007 were $0.5 million, while recoveries were $0.3 million, compared to $0.1 million and $0.6 million, respectively, for the same period of 2006. Total charge-offs for the six months ended June 30, 2007 and 2006 were $1.3 million and $0.3 million, respectively, while total recoveries were $1.4 million and $0.8 million, respectively.

The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 103.7% at June 30, 2007 compared to 94.4% at December 31, 2006. The increase in this ratio was due to a decline in the amount of individual loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at June 30, 2007 compared to December 31, 2006. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$21,873	$22,524	$20,906	$24,882
Loans charged-off
Commercial	(10)	(50)	(756)	(62)
Commercial real estate	—	(64)	—	(192)
Commercial real estate construction	—	—	—	—
Residential real estate	(141)	—	(141)	—
Home equity	(347)	—	(440)	—
Consumer	(5)	(3)	(9)	(4)
Total loans charged-off	(503)	(117)	(1,346)	(258)
Recoveries of loans charged-off
Commercial	21	402	626	513
Commercial real estate	217	151	217	244
Commercial real estate construction	22	—	531	—
Residential real estate	6	—	6	—
Home equity	62	—	62	—
Consumer	2	8	4	9
Total loan recoveries	330	561	1,446	766
Net loans (charged-off)/recovered	(173)	444	100	508
Provision for (reversal of) loan losses	(681)	137	13	(2,285)
Ending balance	$21,019	$23,105	$21,019	$23,105
Total loans:
Total company	$588,958	$540,138	$588,958	$540,138
Loans in assets of companies held for disposal	(635)	(103)	(635)	(103)
Total loans	$588,323	$540,035	$588,323	$540,035
Average total loans	591,727	503,069	569,803	505,842
Ratios
Allowance for loan losses to total loans	3.57%	4.28%	3.57%	4.28%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	103.7	91.18	102.15	91.18
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(0.08)	(2.41)	0.47	(1.51)
Commercial real estate and commercial real estate construction	(0.23)	(0.08)	(0.37)	(0.03)
Residential real estate, home equity and consumer	1.44	(0.07)	1.02	(0.04)
Total loans	0.12	(0.35)	(0.04)	(0.20)
Ratio of recoveries to loans charged-off	65.61	479.49	107.43	296.90

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

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing and related asset quality ratios:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$2,608	$3,881	$4,306
Commercial real estate	14,934	16,110	16,772
Commercial real estate construction	150	142	392
Residential real estate	520	536	235
Home equity	635	—	—
Consumer	—	—	1
Total nonaccrual loans	18,847	20,669	21,706
Foreclosed properties	100	102	144
Restructured loans	—	—	—
Total nonperforming assets	$18,947	$20,771	$21,850
Loans 90 Days or More Past Due and Still Accruing
Commercial	$—	$100	$736
Commercial real estate	1,369	1,385	2,897
Commercial real estate construction	52	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total Loans 90 day or more past due and still accruing	$1,421	$1,485	$3,633
Allowance for loans losses	$21,019	$20,906	$23,105
Total loans:
Total company	$588,958	$522,724	$540,138
Loans in assets of companies held for disposal	(635)	(100)	(103)
Total loans	$588,323	$522,624	$540,035
Total assets:
Total company	$930,975	$997,584	$1,050,624
Assets of companies held for disposal	(2,863)	(4,112)	(4,777)
Net	$928,112	$993,472	$1,045,847
Ratios:
Nonaccrual loans to total loans	3.20%	3.95%	4.02%
Foreclosed properties to total assets	0.01	0.01	0.01
Nonperforming assets to total assets	2.04	2.09	2.09
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	3.45	4.24	4.69
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.19	2.24	2.44

Nonaccrual loans decreased $1.8 million from $20.7 million at December 31, 2006 to $18.8 million at June 30, 2007 primarily due to payments and $0.8 million of charge-offs during the first half of 2007. The ratio of nonaccrual loans to total loans was 3.20% at June 30, 2007 compared to 3.95% at December 31, 2006.

At June 30, 2007, CIB Marine had four borrowing relationships (loans to one borrower or a group of borrowers) with nonaccrual loan balances in excess of $1.0 million. These three relationships accounted for $15.2 million, or 78.9%, of nonaccrual loans as of June 30, 2007 and consisted of the following:

•
Commercial real estate loans to a borrower totaling $10.5 million secured by first mortgages on two commercial properties. As of June 30, 2007, specific reserves of $5.0 million were allocated to this borrowing relationship and $0.3 million was charged-off.

•
Commercial and commercial real estate loans totaling $2.0 million to related borrowers secured by business assets and first mortgages on two commercial properties. As of June 30, 2007, specific reserves of $1.0 million were allocated to this relationship and $0.04 million was charged-off.

•
Commercial real estate loans totaling $1.7 million to a borrower secured by first mortgages on three commercial warehouse properties. As of June 30, 2007, no specific reserves were allocated to this relationship and $0.9 million was charged-off.

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

At June 30, 2007, $0.6 million of the remaining $82.2 million in closed end pools of fixed rate second lien home equity loans purchased from Residential Funding Corporation during 2006 and 2007 were classified as nonaccrual. See the subsequent events discussion for further information regarding the credit status of these loans.

Foreclosed properties were $0.1 million at both June 30, 2007 and December 31, 2006 and consisted of one and two properties, respectively. The one foreclosed property at June 30, 2007 consisted of an industrial office/warehouse property located in Illinois which was acquired through foreclosure proceedings in 2005. The foreclosed properties were held for sale.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $1.4 million in loans that were 90 days or more past due and still accruing at June 30, 2007 compared to $1.5 million at December 31, 2006. One borrowing relationship accounted for substantially the entire balance of loans 90 days or more past due and still accruing at June 30, 2007. The loan in this borrowing relationship was secured by a first mortgage on a commercial building. While CIB Marine believes that the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.19% at June 30, 2007 compared to 2.24% at December 31, 2006.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $2.3 million from $19.9 million at December 31, 2006 to $17.6 million at June 30, 2007. The decrease in impaired loans was primarily due to payments and $0.8 million in charge-offs. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

The following table sets forth information regarding impaired loans:

	June 30, 007	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Impaired loans without a specific allowance	$4,044	$5,543	$6,473
Impaired loans with a specific allowance	13,567	14,380	15,096
Total impaired loans	17,611	19,923	21,569
Specific allowance related to impaired loans	$6,939	$7,451	$7,876

Companies Held For Disposal

At both June 30, 2007 and December 31, 2006, assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR, MSI, and a tax exposure liability related to a subsidiary sold in 2004. The tax exposure liability was $1.7 million and $1.9 million, respectively, at June 30, 2007 and December 31, 2006. See the tax discussion for further information on the tax exposure liability. MICR and Canron were acquired in full or partial satisfaction of loans. Net income or loss from these companies is included in net income or loss from discontinued operations.

Assets and liabilities of companies held for disposal

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$1,670	$3,250
MICR (1)	—	127
MSI	1,235	800
Other (2)	(42)	(65)
Total assets of companies held for disposal	$2,863	$4,112
Liabilities of companies held for disposal:
CIB Construction (1)	$2,852	$4,559
MICR (1)	33	297
MSI	719	656
Other (2)	711	1,491
Total liabilities of companies held for disposal	$4,315	$7,003

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

(2)
Includes mortgage banking assets/liabilities held by affiliates, tax liability on subsidiary sold in 2004 and elimination of intercompany transactions between companies held for disposal and affiliates. See Note 1-Basis of Presentation for further information on the tax exposure liability.

CIB Construction (includes Canron)

Canron began liquidation distributions to its shareholders in August 2005. During the first half of 2007, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. Canron filed Articles of Dissolution in December 2006.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$18	$50
Accounts receivable	551	551
Other assets	1,101	2,649
Total assets	$1,670	$3,250
Liabilities and stockholder’s equity:
Income tax payable	$1,694	$3,082
Other liabilities	1,158	1,477
Total liabilities	2,852	4,559
Stockholder’s equity	(1,182)	(1,309)
Total liabilities and stockholder’s equity	$1,670	$3,250

MICR

During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. CIB Marine is in the process of winding down the remaining affairs of this company. At both June 30, 2007 and December 31, 2006, the remaining net liabilities of MICR consisted of income taxes payable. MICR filed Articles of Dissolution in January 2008.

MSI

During the first half of 2007, CIB Marine continued to wind down the remaining affairs of MSI. The operations and substantially all the assets of MSI were sold during the third quarter of 2004. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues.

The following table summarizes the composition of MSI’s balance sheet:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$22	$14
Net loans	635	100
Income tax receivable	569	685
Other assets	9	1
Total assets	$1,235	$800
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$684	$103
Other liabilities	35	553
Total liabilities	719	656
Stockholder’s equity	516	144
Total liabilities and stockholder’s equity	$1,235	$800

Assets and Deposits of Branches Held For Sale

At December 31, 2006, CIB Marine’s subsidiary bank Marine Bank held for sale the deposits and property and equipment of its Cedarburg and Brookfield, Wisconsin branches. The deposits and property and equipment of these two branches comprised the balance of assets and deposits of branches held for sale as of December 31, 2006. During the first half of 2007, Marine Bank sold the deposits and property and equipment of these two branches and recognized a net pretax gain on the sales of $1.1 million. The gain is included in net gain on sale of assets and deposits. At the dates of sale, the deposits and net property and equipment of the sold branches were $49.7 million and $0.4 million, respectively. Additionally, goodwill of $0.7 million was allocated to one of the branches. At June 30, 2007 there were no branches held for sale.

CIB Marine continues to evaluate the effectiveness of its subsidiary banking networks which could result in the sale or closure of certain other subsidiary bank branches.

Deposit Liabilities

Total deposits decreased $1.9 million, or 0.3%, from $739.8 million at December 31, 2006 to $737.9 million at June 30, 2007. The decrease was due to a $12.4 million decrease in demand deposits, mostly offset by a $7.0 million and $3.4 million increase in time and savings deposits, respectively. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 60.3% at June 30, 2007 and 59.2% at December 31, 2006. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. At June 30, 2007 time deposits of $100,000 or more, excluding deposits of branches held for sale, amounted to $153.5 million, or 34.5%, of total time deposits, compared to $126.1 million and 28.8% at December 31, 2006. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits, excluding deposits of branches held for sale, were $27.2 million, or 6.1%, of total time deposits at June 30, 2007 and $39.2 million, or 9.0% of total time deposits at December 31, 2006.

Borrowings

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, decreased $1.6 million from $91.5 million at December 31, 2006 to $89.9 million at June 30, 2007. The decrease was mainly due to a $2.0 million pay-off of a long-term borrowing from the Federal Home Loan Bank of Chicago.

CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on its junior subordinated debentures for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At June 30, 2007 and December 31, 2006 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $25.9 million and $21.8 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations

Other Liabilities

Other liabilities decreased $3.3 million from $7.4 million at December 31, 2006 to $4.1 million at June 30, 2007. The decrease was primarily due to a $1.8 million contingent liability and a $1.0 million payable for assets purchased in December 2006 that settled in January 2007. The contingent liability related to the settlement of the Hadley litigation. CIB Marine recorded the liability in the first quarter of 2006 and settled it in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

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

At June 30, 2007, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At June 30, 2007 and December 31, 2006, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004 and Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. Additionally, at December 31, 2006, Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with the FDIC and its applicable state banking regulator in the second quarter of 2004. The Order was terminated in January 2007 and replaced with a Memorandum of Understanding (together with the Memorandum, the “Memoranda”). Among other items, the Agreement and the Marine Bank Memorandum restrict the payment of cash dividends without prior written consent from the regulators and the Memoranda require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the banks’ total average assets. These restrictions are in force until such Agreement and Memoranda are terminated. Failure to comply with the Agreement or Memoranda could have a material adverse effect on CIB Marine and its operations. As of June 30, 2007, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Agreement or Memoranda.

The risk-based capital information of CIB Marine at June 30, 2007 and December 31, 2006 is contained in the following table:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Risk weighted assets	$719,858	$674,565
Average assets (1)	953,521	1,015,809
Capital components
Stockholders’ equity	$66,374	$71,613
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(37,875)	(36,129)
Maximum allowable in tier 1 capital	22,125	23,871
Nonfinancial equity items	—	(34)
Less: disallowed intangibles	—	(746)
Add: unrealized loss on securities	4,188	1,880
Tier 1 capital	92,687	96,584
Allowable allowance for loan losses	9,156	8,595
Allowable subordinated debentures net of investment in trust	37,875	36,129
Total risk-based capital	$139,718	$141,308

	Actual		Minimum Required To be Adequately Capitalized		Minimum Required To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2007
Total capital to risk weighted assets	$139,718	19.41%	$57,589	8.00%	$71,986	10.00%
Tier 1 capital to risk weighted assets	92,687	12.88	28,794	4.00	43,191	6.00
Tier 1 leverage to average assets	92,687	9.72	38,141	4.00	47,676	5.00

December 31, 2006
Total capital to risk weighted assets	$141,308	20.95%	$53,965	8.00%	$67,456	10.00%
Tier 1 capital to risk weighted assets	96,584	14.32	26,983	4.00	40,474	6.00
Tier 1 leverage to average assets	96,584	9.51	40,632	4.00	50,790	5.00

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

Income Taxes

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 examines an employer’s deductibility of compensation expense for dividends or dividend equivalents that are charged to retained earnings on employee-held, equity-classified nonvested shares, nonvested share units, or outstanding options (“affected securities”). A consensus was reached that an employer should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional-paid-in-capital (“APIC”). The amount recognized in APIC should also be included in the APIC pool. Additionally, when an employer’s estimate of forfeitures increases or actual forfeitures exceed its estimates, EITF 06-11 requires the amount of tax benefits previously recognized in APIC to be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007, and interim periods within those fiscal periods. The adoption of EITF 06-11 did not materially affect CIB Marine’s consolidated financial statements.

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

During the first six months of 2007, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. The credit restrictions in effect at December 31, 2006 at the Federal Reserve Bank’s discount window were lifted in the first quarter of 2007. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt.

The following discussion should be read in conjunction with the consolidated statement of cash flows contained in the consolidated financial statements.

CIB Marine’s primary source of funds for the six months ended June 30, 2007 was a $53.5 million net decrease in investment securities. Other sources of funds included $2.3 million in net cash received from the sale of branches.

A net increase in the loan portfolio of $65.2 million and deposits sold of $49.7 million were CIB Marine’s primary uses of funds for the six months ended June 30, 2007. Other uses of funds include $7.7 million total decrease in deposits and deposits held for sale, $3.2 million in cash used by operating activities and $2.0 million payment of long-term borrowings.

CIB Marine had liquid assets from continuing operations of $43.9 million and $115.1 million at June 30, 2007 and December 31, 2006, respectively.

CIB Marine was able to meet its liquidity needs during all of 2007. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of preferred securities. The deferral period may last as long as 5 years. During 2007, CIB Marine continued to defer the interest payments on its junior subordinated debentures and had adequate funding capacity to meet its other obligations. The primary sources of funding were cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.

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

Loan Pool Purchase

In the last half of 2007, CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and the housing finance markets. At June 30, 2007 and December 31, 2007, the balance of these loans was $82.2 million and $72.2 million, respectively, and the allowance for loan loss allocated to these loans was $2.3 million and $5.3 million, respectively, or 2.7% and 7.3%, respectively, of the outstanding balance of these loans. Additionally, at June 30, 2007 and December 31, 2007, $0.6 million and $2.4 million, respectively, of these loans were classified as nonaccrual.

Other investments

During the third quarter of 2007, CIB Marine’s investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities was deemed impaired, and an impairment loss for the entire $0.8 million carrying value of the investment was recognized.

Branch Activities

During the fourth quarter of 2007, Marine Bank closed its Milwaukee, Wisconsin branch which had total deposits of $12.2 million at June 30, 2007. Deposits of the closed branch were transferred to other CIB Marine branches.

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

MICR

At both June 30, 2007 and December 31, 2007, the remaining net liabilities of MICR consisted of income taxes payable to its parent. In January 2008, the company was dissolved.

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

The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2007.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Held for sale/ disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$282,967	$27,921	$53,859	$192,363	$31,848	$(635)	$588,323
Securities (1)	67,543	19,310	23,748	135,781	43,822	—	290,204
Federal funds sold	24,995	—	—	—	—	—	24,995
Total interest-earning assets	375,505	47,231	77,607	328,144	75,670	(635)	903,522
Interest-bearing liabilities:
Time deposits	118,538	83,700	145,882	92,198	4,909	—	445,227
Savings and interest-bearing demand deposits	221,219	—	—	—	—	—	221,219
Short-term borrowings	26,078	—	—	2,000	—	—	28,078
Junior subordinated debentures	20,619	—	—	41,238	—	—	61,857
Total interest-bearing liabilities	$386,454	$83,700	$145,882	$135,436	$4,909	$—	$756,381
Interest sensitivity gap (by period)	(10,949)	(36,469)	(68,275)	192,708	70,761	(635)	147,141
Interest sensitivity gap (cumulative)	(10,949)	(47,418)	(115,693)	77,015	147,776	147,141	147,141
Adjusted for derivatives:
Derivatives (notional, by period)	(4,261)	—	—	5,000	(739)	—	—
Derivatives (notional, cumulative)	(4,261)	(4,261)	(4,261)	739	—	—	—
Interest sensitivity gap (by period)	(15,210)	(36,469)	(68,275)	197,708	70,022	(635)	147,141
Interest sensitivity gap (cumulative)	(15,210)	(51,679)	(119,954)	77,754	147,776	147,141	147,141
Cumulative gap as a % of total assets	(1.63)%	(5.55)%	(12.88)%	8.35%	15.87%	15.81%

(1) Federal Home Loan Bank stock and Federal Reserve Bank stock are included in securities.

The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of June 30, 2007 and December 31, 2006.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
June 30, 2007	(3.62)%	(2.76)%	0.93%	(1.31)%
December 31, 2006	(5.78)%	(4.31)%	2.23%	0.67%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

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