Form 10-Q
period 2007-09-30
CIB MARINE BANCSHARES INC
filed 2008-03-31
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

EXPLANATORY NOTE

This document is intended to speak as of September 30, 2007, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$17,255	$24,447
Federal funds sold	61,692	90,688
Total cash and cash equivalents	78,947	115,135

Loans held for sale	—	80
Securities available for sale	283,821	333,288
Loans	604,148	522,624
Allowance for loan losses	(25,582)	(20,906)
Net loans	578,566	501,718

Premises and equipment, net	9,331	10,912
Accrued interest receivable	5,918	5,582
Foreclosed properties	1,180	102
Assets of branches held for sale	—	418
Assets of companies held for disposal	2,559	4,112
Goodwill	—	746
Other assets	21,866	25,491
Total assets	$982,188	$997,584

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$70,618	$81,741
Interest-bearing demand	33,792	38,167
Savings	181,871	181,664
Time	461,140	438,212
Total deposits	747,421	739,784

Short-term borrowings	72,765	27,653
Long-term borrowings	—	2,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	30,834	24,940
Deposits of branches held for sale	—	55,365
Liabilities of companies held for disposal	4,118	7,003
Other liabilities	3,871	7,369
Total liabilities	920,866	925,971
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,388	158,266
Accumulated deficit	(114,598)	(102,806)
Accumulated other comprehensive loss, net	(531)	(1,880)
Receivables from sale of stock	(121)	(151)
Treasury stock at cost, 12,663 shares	(162)	(162)
Total stockholders’ equity	61,322	71,613
Total liabilities and stockholders’ equity	$982,188	$997,584

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$11,511	$10,274	$33,374	$27,842
Loans held for sale	2	1	4	1
Securities:
Taxable	3,343	4,520	10,615	13,658
Tax-exempt	21	40	63	129
Dividends	93	138	307	503
Federal funds sold	718	979	2,501	3,203
Total interest and dividend income	15,688	15,952	46,864	45,336
Interest Expense
Deposits	7,438	7,559	22,288	21,507
Short-term borrowings	415	404	1,016	728
Long-term borrowings	—	37	14	219
Junior subordinated debentures	2,165	1,975	6,335	5,714
Total interest expense	10,018	9,975	29,653	28,168
Net interest income	5,670	5,977	17,211	17,168
Provision for (reversal of) credit losses	5,834	(1,079)	5,847	(3,364)
Net interest income (loss) after provision for (reversal of) credit losses	(164)	7,056	11,364	20,532
Noninterest Income
Loan fees	54	64	300	192
Deposit service charges	242	256	717	797
Other service fees	(16)	48	80	156
Other income	58	121	167	248
Net gain/(loss) on sale of assets and deposits	(111)	1,094	1,360	2,021
Total noninterest income	227	1,583	2,624	3,414
Noninterest Expense
Compensation and employee benefits	4,012	5,005	14,132	16,108
Equipment	781	764	2,400	2,580
Occupancy and premises	720	798	2,380	2,502
Professional services	984	1,079	2,389	2,951
Impairment loss on investment securities	—	—	—	1,134
Write down and losses on assets	742	—	742	—
Other expense	1,503	1,755	4,278	7,318
Total noninterest expense	8,742	9,401	26,321	32,593
Loss from continuing operations before income taxes	(8,679)	(762)	(12,333)	(8,647)
Income tax expense (benefit)	—	53	3	(178)
Loss from continuing operations	(8,679)	(815)	(12,336)	(8,469)
Discontinued operations:
Pretax income from discontinued operations	8	332	411	619
Income tax expense (benefit)	70	(53)	(1,093)	178
Income (loss) from discontinued operations	(62)	385	1,504	441
Net loss	$(8,741)	$(430)	$(10,832)	$(8,028)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.47)	$(0.04)	$(0.67)	$(0.46)
Discontinued operations	(0.01)	0.02	0.08	0.02
Net loss	$(0.48)	$(0.02)	$(0.59)	$(0.44)

Diluted:
Loss from continuing operations	$(0.47)	$(0.04)	$(0.67)	$(0.46)
Discontinued operations	(0.01)	0.02	0.08	0.02
Net loss	$(0.48)	$(0.02)	$(0.59)	$(0.44)

Weighted average shares-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779	18,333,779	18,333,779

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Accumulated	Accumulated Other Comprehensive	Stock Receivables and Treasury
	Shares	Par Value	Surplus	Deficit	Loss	Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182

Comprehensive loss:

Net loss	—	—	—	(8,028)	—	—	(8,028)

Other comprehensive income (loss):
Impairment loss on investment securities	—	—	—	—	(1,134)	—	(1,134)
Unrealized securities holding gains arising during the period	—	—	—	—	2,287	—	2,287

Total comprehensive loss							(6,875)
Stock option expense	—	—	122	—	—	—	122
Reduction in receivables from sale of stock	—	—	—	—	—	51	51
Balance, September 30, 2006 (unaudited)	18,346,442	$18,346	$158,285	$(101,556)	$(2,282)	$(313)	$72,480

Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of FIN 48 (1)	—	—	—	(960)	—	—	(960)
Adjusted balance at beginning of period	18,346,442	$18,346	$158,266	$(103,766)	$(1,880)	$(313)	$70,653

Comprehensive loss:

Net loss	—	—	—	(10,832)	—	—	(10,832)

Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	1,349	—	1,349

Total comprehensive loss							(9,483)
Stock option expense	—	—	122	—	—	—	122
Reduction in receivables from sale of stock	—	—	—	—	—	30	30
Balance, September 30, 2007 (unaudited)	18,346,442	$18,346	$158,388	$(114,598)	$(531)	$(283)	$61,322

(1) See Note 1-Basis of Presentation for further discussion on the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(12,336)	$(8,469)
Net income from discontinued operations	1,504	441
	(10,832)	(8,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(510)	(493)
Depreciation and other amortization	836	2,574
Provision for (reversal of) credit losses	5,847	(3,364)
Originations of loans held for sale	(2,601)	(1,378)
Proceeds from sale of loans held for sale	2,714	868
Net gain on sale of assets and deposits	(618)	(2,021)
Impairment loss on investment securities	—	1,134
Decrease (increase) in interest receivable and other assets	2,864	(1,984)
Increase in interest payable junior subordinated debentures	6,292	5,673
Decrease in other interest payable and other liabilities	(3,954)	(5,009)
Operating cash flows of discontinued operations	(2,001)	(450)
Net cash used in operating activities	(1,963)	(12,478)
Cash Flows from Investing Activities
Maturities of securities available for sale	85,712	129,332
Purchase of securities available for sale	(83,826)	(80,428)
Proceeds from sales of securities available for sale	33,204	—
Proceeds from sales of mortgage-backed securities available for sale	48,037	—
Repayments of asset and mortgage-backed securities available for sale	41,766	62,834
Purchase of asset and mortgage-backed securities available for sale	(73,514)	(4,746)
Net decrease in Federal Home Loan Bank stock	45	9,768
Net decrease in other investments	43	680
Net increase in loans	(83,216)	(37,074)
Proceeds from sale of foreclosed properties	10	2,521
Net cash received from the sale of branch assets and deposits	2,278	2,933
Decrease (increase) in premises and equipment, net	231	(528)
Investing cash flows of discontinued operations	(291)	891
Net cash (used in) provided by investing activities	(29,521)	86,183
Cash Flows from Financing Activities
Increase (decrease) in deposits	7,519	(55,621)
Decrease in deposits held for sale	(5,700)	(9,478)
Deposits sold	(49,665)	(42,185)
Repayments of long-term borrowings	(2,000)	(5,250)
Net increase in short-term borrowings	45,112	5,216
Net decrease in receivables from sale of stock	30	—
Net cash used in financing activities	(4,704)	(107,318)
Net decrease in cash and cash equivalents	(36,188)	(33,613)
Cash and cash equivalents, beginning of period	115,135	112,912
Cash and cash equivalents, end of period	$78,947	$79,299
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense-continuing operations	$23,759	$22,474
Income taxes-discontinued operations	—	2
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	1,109	52
Transfer of deposits to deposits of branches held for sale	—	59,997
Cumulative effect of adoption of FIN 48 (1)	960	—

(1) See Note 1-Basis of Presentation for further discussion on the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2006 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the quarter and nine months ended September 30, 2007 and 2006. The results of operations for the quarter and nine months ended September 30, 2007 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”), MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc. and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). MICR and Canron were acquired in full or partial satisfaction of loans. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at September 30, 2007 are included in income or loss from discontinued operations for all periods presented. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.

At September 30, 2007, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida and Arizona. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed and financial performance is evaluated on a corporate-wide basis.

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

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of January 1, 2007 and as of and for the nine months ended September 30, 2007. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During the second quarter of 2007 the statute of limitations expired with respect to a portion of this exposure. As a result of this event, CIB Marine reversed $1.3 million of the tax liability through a credit to discontinued operations tax expense. During the first nine months of 2007, CIB Marine also recording a $0.2 million charge to its discontinued operations tax expense for interest and penalties related to the remaining REIT tax exposure. At September 30 , 2007 and December 31, 2006, respectively, CIB Marine had a $1.7 million and $1.9 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both September 30, 2007 and December 31, 2006, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal or state tax authorities for years before 1999. As of January 1, 2007 the gross amount of unrecognized tax benefits was $4.7 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.4 million. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48, approximately $1.0 million was accrued for the potential payment of interest and penalties. CIB Marine does not anticipate significant adjustments to the amount of total unrecognized tax benefits within the next twelve months.

Note 2-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At September 30, 2007, options to purchase 492,041 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the nine months ended September 30, 2007 or 2006:

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2006	1,172,321	$4.10-22.89	$8.47
Granted	74,000	$4.10	$4.10		$0.82
Lapsed or surrendered	(102,632)	4.10-22.89	11.63
Exercised	—	—	—
Shares under option at September 30, 2007	1,143,689	$4.10-22.89	$7.90	6.72
Shares exercisable at September 30, 2007	484,639	$4.10-22.89	$13.07	3.92

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2006	703,550
Granted	74,000
Vested	(83,350)
Forfeited	(35,150)
Nonvested stock options at September 30, 2007	659,050

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123 (“SFAS 123”). The following assumptions were used in estimating the fair value for options granted during the first nine months of 2007 and 2006:

	September 30,
	2007	2006
Dividend yield	—	—
Risk free interest rate	4.88%	4.87%
Expected volatility	39%	47%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share fair value of options	$0.82	$0.69

SFAS No. 123(R)’s Share-Based Payments (“SFAS 123(R)”) fair value method resulted in $0.1 million compensation expense for both the first nine months of 2007 and 2006. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At September 30, 2007, CIB Marine had $0.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.7 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the nine months ended September 30, 2007.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2007
U.S. government agencies	$71,070	$467	$33	$71,504
Obligations of states and political subdivisions	31,597	40	761	30,876
Other notes and bonds	7,098	—	100	6,998
Asset-backed securities	84	—	—	84
Corporate commercial paper	4,300	—	—	4,300
Mortgage-backed securities	170,203	782	926	170,059
Total securities available for sale	$284,352	$1,289	$1,820	$283,821
December 31, 2006
U.S. government agencies	$101,321	$193	$554	$100,960
Obligations of states and political subdivisions	32,067	146	526	31,687
Other notes and bonds	350	—	—	350
Asset-backed securities	2,192	5	—	2,197
Corporate commercial paper	4,384	—	—	4,384
Mortgage-backed securities	194,854	520	1,664	193,710
Total securities available for sale	$335,168	$864	$2,744	$333,288

As of September 30, 2007, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in the investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost.

Securities available for sale with a carrying value of $153.5 million and $140.9 million at September 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. As a result of that decision, CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $1.1 million during the nine months ended September 30, 2006. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations. There were no impairment losses during the first nine months of 2007.

Note 4-Loans

The components of loans are as follows:

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$71,031	11.8%	$49,777	9.5%
Commercial real estate	264,637	43.9	282,233	54.0
Commercial real estate construction	138,275	23.0	111,040	21.3
Residential real estate	19,239	3.2	19,125	3.7
Home equity	106,233	17.6	57,990	11.1
Consumer	3,108	0.5	2,363	0.4
Receivables from sale of CIB Marine stock	(121)	(0.0)	(151)	(0.0)
Gross loans	602,402	100.0%	522,377	100.0%
Deferred loan fees	1,746		247
Total loans	604,148		522,624
Allowance for loan losses	(25,582)		(20,906)
Loans, net	$578,566		$501,718

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. Such loans totaled $6.9 million and $7.0 million at September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007 and December 31, 2006, CIB Marine had $1.6 million and $1.7 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.3 million and $0.01 million at September 30, 2007 and December 31, 2006, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

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

The following table lists information on nonperforming and certain past due loans:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$25,639	$20,669
Restructured loans	—	—
Loans 90 days or more past due and still accruing	1,744	1,485

Information on impaired loans is as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Impaired loans without a specific allowance	$5,631	$5,543
Impaired loans with a specific allowance	18,496	14,380
Total impaired loans	$24,127	$19,923
Specific allowance related to impaired loans	$8,791	$7,451

Changes in the allowance for loan losses were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$21,019	$23,105	20,906	24,882
Charge-offs	(1,309)	(3)	(2,655)	(261)
Recoveries	38	86	1,484	852
Net loan (charge-offs)/recoveries	(1,271)	83	(1,171)	591
Provision for (reversal of) loan losses	5,834	(1,079)	5,847	(3,364)
Balance at end of period	$25,582	$22,109	$25,582	$22,109
Allowance for loan losses as a percentage of loans	4.23%	3.99%	4.23%	3.99%

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.0 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively.

Note 5-Goodwill

During the first quarter of 2007, CIB Marine sold the fixed assets and deposits of its branch located in Cedarburg, Wisconsin. At December 31, 2006, goodwill of $0.7 million, the entire amount of CIB Marine’s goodwill, was allocated to this branch. As a result of this branch sale, CIB Marine has no goodwill at September 30, 2007. The goodwill was not subject to amortization, but was subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired. There were no impairment losses recognized in either the nine months ended September 30, 2007 or 2006.

Note 6-Companies Held For Disposal and Discontinued Operations

Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	September 30, 2007	December 31, 2006
Assets of companies held for disposal:	(Dollars in thousands)
CIB Construction (1)	$1,403	$3,250
MICR (1)	—	127
MSI	1,223	800
Other (2)	(67)	(65)
Total assets of companies held for disposal	$2,559	$4,112
Liabilities of companies held for disposal:
CIB Construction (1)	$2,585	$4,559
MICR (1)	33	297
MSI	681	656
Other (2)	819	1,491
Total liabilities of companies held for disposal	$4,118	$7,003

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

Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of the following:

	Pretax income/(loss) other income	Income tax expense (benefit)	Other Income (1)	Net income/(loss) net of intercompany transactions
	(Dollars in thousands)
Quarter Ended September 30, 2007
CIB Construction	$—	$—	$—	$—
MSI	(7)	—	15	8
Other (2)	—	70	—	(70)
Total	$(7)	$70	$15	$(62)
Nine Months Ended September 30, 2007
CIB Construction	$131	$3	$—	$128
MSI	245	131	35	149
Other (2)	—	(1,227)	—	1,227
Total	$376	$(1,093)	$35	$1,504
Quarter Ended September 30, 2006
CIB Construction	$411	$(43)	$—	$454
MSI	(82)	(10)	3	(69)
Total	$329	$(53)	$3	$385
Nine Months Ended September 30, 2006
CIB Construction	$418	$205	$—	$213
MSI	172	(22)	29	223
Other (2)	—	(5)	—	5
Total	$590	$178	$29	$441

(1)
Includes elimination of intercompany transactions and estimated interest and penalties on the tax exposure of a subsidiary sold in 2004. See Note 1-Basis of Presentation for further information on the tax exposure.

(2)
Relates to MICR taxes. Additionally, 2007 also includes estimated interest and penalties on the tax exposure of a subsidiary sold in 2004. See Note 1-Basis of Presentation for further information on the tax exposure.

CIB Construction (includes Canron)

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. Canron filed Articles of Dissolution in December 2006. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. At both September 30, 2007 and December 31, 2006, CIB Construction’s net carrying value of its investment in Canron was zero.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$50
Accounts receivable	551	551
Other assets	829	2,649
Total assets	$1,403	$3,250
Liabilities and stockholder’s equity:
Income tax payable	$1,409	$3,082
Other liabilities	1,176	1,477
Total liabilities	2,585	4,559
Stockholder’s equity	(1,182)	(1,309)
Total liabilities and stockholder’s equity	$1,403	$3,250

MICR

During the fourth quarter of 2005, CIB Marine sold substantially all of the assets and operations of MICR to unrelated parties and changed the company’s name to Everett Tech, Inc. MICR filed Articles of Dissolution in January 2008. At both September 30, 2007 and December 31, 2006, the remaining net liabilities of MICR consisted of income taxes payable.

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

The followings table summarizes the composition of MSI’s balance sheet:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$41	$14
Net loans	605	100
Income tax receivable	569	685
Other assets	8	1
Total assets	$1,223	$800
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$646	$103
Other liabilities	35	553
Total liabilities	681	656
Stockholder’s equity	542	144
Total liabilities and stockholder’s equity	$1,223	$800

Note 7-Assets and Deposits of Branches Held For Sale

At December 31, 2006, CIB Marine’s subsidiary bank Marine Bank (Wauwatosa, Wisconsin) held for sale the deposits and property and equipment of its Cedarburg and Brookfield, Wisconsin branches. The deposits and property and equipment of these two branches comprised the balance of assets and deposits of branches held for sale as of December 31, 2006. During the first half of 2007, Marine Bank sold the deposits and property and equipment of these two branches and recognized a net pretax gain on the sales of $1.1 million. The gain is included in net gain on sale of assets and deposits. At the dates of sale, the deposits and net property and equipment of these sold branches were $49.7 million and $0.4 million, respectively. Additionally, goodwill of $0.7 million was allocated to the Cedarburg branch. At September 30, 2007, no branches were held for sale.

During the nine months ended September 30, 2006, certain of CIB Marine’s subsidiary banks sold the deposits and property and equipment of four of their branches and recognized a total net pretax gain of $2.0 million. The gain on the sales of the branches is included in net gain on sale of assets and deposits. Two of the four sold branches were located in Illinois, one in Nebraska and one in Wisconsin. At the dates of the sale, the deposits and net property and equipment of these sold branches were $42.2 million and $0.7 million, respectively. Goodwill of $0.2 million was allocated to the Wisconsin branch.

Note 8-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$12,298	$12,314
Prepaid expenses	1,193	1,067
Accounts receivable	280	1,508
Trust preferred securities underwriting fee, net of amortization	1,294	1,335
Investment in trust common securities	2,975	2,838
Other investments	1,451	2,821
Income tax receivable	2,254	3,492
Other	121	116
	$21,866	$25,491

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.3 million and $1.4 million, respectively, at September 30, 2007 and December 31, 2006. Equity loss on these limited partnerships was $0.1 million and $0.3 million during the first nine months of 2007 and 2006, respectively, and is included in noninterest expense. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. The carrying value of this investment was zero and $0.8 million at September 30, 2007 and December 31, 2006, respectively. During the third quarter of 2007, CIB Marine deemed the entire investment impaired, and an impairment loss of $0.7 million was recognized. The impairment loss is included in write down and losses on assets.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of September 30, 2007 has invested $0.4 million. In the third quarter of 2007, CIB Marine received a capital distribution of $0.1 million on its investment in this company. At September 30, 2007 and December 31, 2006, CIB Marine’s carrying value of this investment was $0.1 million and $0.2 million, respectively.

•
During the first quarter of 2007, CIB Marine sold its interest in a publicly traded company and recognized a $0.2 million gain on the sale. The gain is included in net gain on sale of assets and deposits. CIB Marine’s carrying value of this investment at December 31, 2006 was $0.4 million.

As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions and can only be sold back to the institutions or transferred to another member in limited circumstances. In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. In September 2007, the FHLB Chicago filed a Form 8-K with the SEC regarding the receipt of a draft consent Cease and Desist Order (the “Order”) from its regulator, the Federal Housing Finance Board (“Finance Board”). The draft Order includes a prohibition, unless otherwise approved by the Director of the Office of Supervision of the Finance Board (“OS Director”), of capital stock repurchase and redemptions by the FHLB from its members, including redemptions upon membership withdrawal or termination. The FHLB states that the draft Order contemplates that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of the FHLB. The draft Order also proposes that dividend declarations would be subject to the prior written approval of the OS Director. In October 2007, the draft Order was finalized and the FHLB Chicago consented to a Cease and Desist Order. The provisions of the October Cease and Desist Order were essentially the same as those of the September 2007 draft Order. As of September 30, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $1.7 million was categorized as required.

Note 9-Short-term Borrowings

The following table presents information regarding short-term borrowings:

	September 30, 2007		December 31, 2006
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$34,997	4.16%	$23,625	4.79%
Treasury, tax, and loan notes	2,848	4.58	4,028	5.04
Federal Home Loan Bank	34,920	5.30	—	—
Total short-term borrowings	$72,765	4.72%	$27,653	4.83%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $51.4 million and $17.9 million at September 30, 2007 and December 31, 2006, respectively. These assets consisted of securities with a market value of $56.8 million and $19.9 million at September 30, 2007 and December 31, 2006, respectively.

At both September 30, 2007 and December 31, 2006, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $3.4 million and $4.9 million at September 30, 2007 and December 31, 2006, respectively.

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

Note 10-Long-term Borrowings

FHLB

The following table presents information regarding amounts payable to the Federal Home Loan Bank of Chicago that are included in the consolidated balance sheets as long-term borrowings:

	September 30, 2007		December 31, 2006		Scheduled	Callable at
	Balance	Rate	Balance	Rate	Maturity	Par After
	(Dollars in thousands)
	$—	—%	$2,000	5.09%	02/20/08	02/20/01
Total	$—	—%	$2,000	5.09%

Junior Subordinated Debentures

The following table presents information regarding CIB Marine’s junior subordinated debentures at both September 30, 2007 and December 31, 2006:

	Balance	Issue Date	Interest Rate		Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%		03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60		09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20		02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable	(1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857

(1)	Three-month LIBOR + 3.40% adjusted quarterly.

CIB Marine formed four statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the these borrowings for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Written Agreement, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At September 30, 2007 and December 31, 2006, CIB Marine had accrued interest payable on these borrowings of $28.0 million and $21.8 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations.

Note 11-Other Liabilities

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Accounts payable	$146	$1,408
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	153	159
Accrued compensation and employee benefits	1,329	973
Accrued professional fees	595	1,070
Accrued other expenses	578	2,645
Fair value of derivatives	13	29
Other liabilities	332	360
	$3,871	$7,369

Accrued other expenses at December 31, 2006 includes a $1.8 million contingent liability related to the settlement of the Hadley litigation which was paid during the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

Note 12-Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock, and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or charged-off. Such loans outstanding totaled $0.1 million at September 30, 2007 and $0.2 million at December 31, 2006.

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

At September 30, 2007, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both September 30, 2007 and December 31, 2006, CIB Marine was subject to a written agreement (“Written Agreement”) it entered into with the Federal Reserve Bank of Chicago in the second quarter of 2004 and Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. Additionally, at December 31, 2006, Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with the FDIC and its applicable state banking regulator in the second quarter of 2004. The Order was terminated in January 2007 and replaced with a Memorandum of Understanding (together with the Memorandum, the “Memoranda”). Among other items, the Written Agreement and the Marine Bank Memorandum restrict the payment of cash dividends without prior written consent from the regulators and the Memoranda require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. These restrictions are in force until the Written Agreement and Memoranda are terminated. Failure to comply with the Written Agreement or Memoranda could have a material adverse effect on CIB Marine and its operations. As of September 30, 2007, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Written Agreement or Memoranda.

Note 13-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Net loss from continuing operations	$(8,679)	$(815)	$(12,336)	$(8,469)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	18,333,779	18,333,779	18,333,779	18,333,779

Per share loss:
Basic	$(0.47)	$(0.04)	$(0.67)	$(0.46)
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	$(0.47)	$(0.04)	$(0.67)	$(0.46)

Because CIB Marine had a net loss from continuing operations in each of the quarters and the nine months ended September 30, 2007 and 2006, options to purchase 1,146,363; 891,738; 1,141,779; and 584,411 shares, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

Note 14-Subsequent Events

Regulatory Orders and Agreements

The Memoranda at Central Illinois Bank and Marine Bank were terminated in December 2007 and January 2008, respectively, after which none of the subsidiary banks were party to any formal or informal regulatory agreement or order.

FHLB Stock Investment

In October 2007, the FHLB Chicago filed a Form 8-K with the SEC outlining a Cease and Desist Order issued by the Federal Housing Finance Board which will guide the FHLB Chicago’s operations going forward. In addition to several required actions and restrictions agreed to in the Cease and Desist Order, the Cease and Desist Order also requires the FHLB Chicago to obtain prior written approval from the Federal Housing Finance Board for the redemption or repurchase of any capital stock from members and the payment of any dividends to its shareholders. The FHLB Chicago stated that it will continue to provide to its members liquidity and funding through advances and the purchase of mortgages, and continue to support affordable housing and economic development. CIB Marine is a member, shareholder and customer of FHLB Chicago currently utilizing advances from the FHLB Chicago to assist in meeting the funding and liquidity needs of the subsidiary banks of CIB Marine. In October 2007 and January 2008, the FHLB Chicago announced it would not declare a dividend for the third or fourth quarters of 2007 respectively. At December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required as defined in Note 8-Other Assets.

Loan Pool Purchase

In the last quarter of 2007, CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and housing finance markets. At September 30, 2007 and December 31, 2007, the balance of these loans was $77.5 million and $73.0 million, respectively, and the allowance for loan loss allocated to these loans was $4.3 million and $5.3 million, or 5.5% and 7.3%, respectively, of the outstanding balance of these loans. Additionally, at September 30, 2007 and December 31, 2007, $1.1 million and $2.4 million, respectively of these loans were classified as nonaccrual.

Branch Activities

During the fourth quarter of 2007, Marine Bank closed its Milwaukee, Wisconsin branch which had total deposits of $13.6 million at September 30, 2007. Deposits of the closed branch were transferred to other Marine Bank branches.

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

MICR

At both September 30, 2007 and December 31, 2007, the remaining net liabilities of MICR consisted of income taxes payable to its parent. In January 2008, MICR filed Articles of Dissolution.

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

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of September 30, 2007 and results of operations for the quarter and nine months ended September 30, 2007. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

Overview

During the first nine months of 2007, CIB Marine continued its expense management initiatives and took a number of steps to return to profitability, including focusing on top-line revenue growth by expanding lending products, purchasing pools of prime home equity loans and attracting experienced commercial bankers. In addition, Marine Bank sold two of its branches. CIB Marine continued the wind down of the remaining business affairs of its discontinued operations which are comprised of MICR; MSI; and CIB Construction, including its subsidiary, Canron, which is in voluntary liquidation.

During the third quarter of 2007, CIB Marine had net losses of $8.7 million compared to net losses of $0.4 million during the same period in 2006. Loss from continuing operations increased $7.9 million from $0.8 million during the third quarter of 2006 to $8.7 million during the third quarter of 2007 and net income from discontinued operations decreased $0.4 million during the same period. The $7.9 million increase in net loss from continuing operations was primarily due to a $5.8 million provision for credit losses taken in the third quarter of 2007 as compared to a negative $1.1 million provision during the second quarter of 2006 and a $0.1 million loss recognized on the sale of assets and deposits during the third quarter of 2007 compared to a $1.1 million gain recognized during the same period of 2006. These amounts were partially offset by a $0.7 million reduction in noninterest expense resulting from management initiatives and branch sales and closings.

Diluted loss per share increased $0.46 from ($0.02) for the third quarter of 2006 to ($0.48) for the third quarter of 2007. The loss on average assets from continuing operations was (3.61%) for the third quarter of 2007, compared to (0.31%) for the third quarter of 2006. The loss on average equity from continuing operations was (50.45%) for the third quarter of 2007, compared to (4.57%) for the third quarter of 2006.

CIB Marine’s net loss increased $2.8 million from a net loss of $8.0 million for the nine months ended September 30, 2006 to a net loss of $10.8 million for the nine months ended September 30, 2007. Loss from continuing operations increased from $8.5 million to $12.3 million for the nine months ended September 30, 2006 and 2007, respectively. Net income from discontinued operations increased $1.1 million from $0.4 million to $1.5 million during the same respective periods. The increase was mainly due to a $1.3 million partial reversal of a tax exposure item related to a subsidiary CIB Marine sold in 2004. See Note 1-Basis of Presentation in Part I, Item 1 of this Form 10-Q for further information on this tax exposure item

The increase in loss from continuing operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was driven by a change in the provision for loan loss from a negative $3.4 million for the nine months ended September 30, 2006 to a provision of $5.8 million for the same period in 2007 and a $0.7 million decrease in gain on sale of assets and deposits between the respective periods, partially offset by a $6.3 million decrease in noninterest expense. The $6.3 million decrease in noninterest expense was driven by a $3.0 million decrease in other noninterest expense primarily due to a $1.8 million contingent liability expense in the first quarter of 2006 related to the Hadley litigation (see Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation); a $1.1 million securities impairment recognized during the first nine months of 2006 compared to none recognized during the same period of 2007; a $2.0 million decrease in compensation and employee benefits due to management initiatives and branch closings and sales; and a $0.5 million decrease in professional fees.

Diluted loss per share increased $0.15 from ($0.44) for the nine months ended September 30, 2006 to ($0.59) for the nine months ended September 30, 2007. The loss on average assets from continuing operations was (1.71%) for the nine months ended September 30, 2007, compared to (1.06%) for the same period of 2006. The loss on average equity from continuing operations was (23.58%) for the nine months ended September 30, 2007, compared to (15.59%) for the same period of 2006.

CIB Marine had 26 banking facilities at September 30, 2007, and 30 at December 31, 2006; and 263 full-time equivalent employees at September 30, 2007 compared to 301 at December 31, 2006.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Unaudited Consolidated Financial Data

	At or For the Quarter Ended September 30,		At or For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,688	$15,952	$46,864	$45,336
Interest expense	10,018	9,975	29,653	28,168
Net interest income	5,670	5,977	17,211	17,168
Provision for (reversal of) credit losses	5,834	(1,079)	5,847	(3,364)
Net interest income (loss) after provision for credit losses	(164)	7,056	11,364	20,532
Noninterest income	227	1,583	2,624	3,414
Noninterest expense	8,742	9,401	26,321	32,593
Loss from continuing operations before income taxes	(8,679)	(762)	(12,333)	(8,647)
Income tax expense (benefit)	—	53	3	(178)
Net loss from continuing operations	(8,679)	(815)	(12,336)	(8,469)
Discontinued operations:
Pretax income from discontinued operations	8	332	411	619
Income tax expense (benefit)	70	(53)	207	178
Net income (loss) from discontinued operations	(62)	385	204	441
Net loss	$(8,741)	$(430)	$(12,132)	$(8,028)
Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.47)	$(0.04)	$(0.67)	$(0.46)
Discontinued operations	(0.01)	0.02	0.01	0.02
Net loss	$(0.48)	$(0.02)	$(0.66)	$(0.44)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.47)	$(0.04)	$(0.67)	$(0.46)
Discontinued operations	(0.01)	0.02	0.01	0.02
Net loss	$(0.48)	$(0.02)	$(0.66)	$(0.44)
Dividends	—	—	—	—
Book value per share	$3.34	$3.95	$3.34	$3.95
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets (less assets of companies held for disposal)	$979,629	$1,026,274	$979,629	$1,026,274
Loans	604,148	553,713	604,148	553,713
Allowance for loan losses	(25,582)	(22,109)	(25,582)	(22,109)
Securities	283,821	366,658	283,821	366,658
Deposits	747,421	752,154	747,421	752,154
Deposits of branches held for sale	—	75,325	—	75,325
Borrowings, including junior subordinated debentures	134,622	94,074	134,622	94,074
Stockholders’ equity	61,322	72,480	61,322	72,480
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.43%	2.38%	2.45%	2.23%
Net interest spread (2)	1.58	1.63	1.62	1.56
Noninterest income to average assets (3)	0.09	0.61	0.36	0.43
Noninterest expense to average assets	3.63	3.60	3.54	4.10
Efficiency ratio (4)	148.24	124.35	128.96	158.36
Loss on average assets (5)	(3.61)	(0.31)	(1.71)	(1.06)
Loss on average equity (6)	(50.45)	(4.57)	(23.58)	(15.59)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.53%	4.25%	4.53%	4.25%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.91	2.30	2.91	2.30

At or For the Quarter Ended September 30,		At or For the Nine Months Ended September 30,
2007	2006	2007	2006
(Dollars in thousands, except share and per share data)
Allowance for loan losses to total loans	4.23	3.99	4.23	3.99
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	93.42	93.99	93.42	93.99
Net recoveries annualized to average loans	0.85	(0.06)	0.27	(0.15)
Capital ratios:
Total equity to total assets	6.26%	7.06%	6.26%	7.06%
Total risk-based capital ratio	18.03	20.15	18.03	20.15
Tier 1 risk-based capital ratio	11.32	13.82	11.32	13.82
Leverage capital ratio	8.62	9.48	8.62	9.48
Other data:
Number of employees (full-time equivalent) (7)	263	297	263	297
Number of banking facilities	26	32	26	32

(1)
Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, the 2007 and 2006 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.44% and 2.43% for the quarter ended and 2.49% and 2.29% for the nine months ended September 30, 2007 and 2006, respectively.

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

Net Interest Income

The following tables set forth average balance sheet data, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2007 and 2006 has not been adjusted to reflect the tax-equivalent basis. See the Income Tax discussion for additional information.

	Quarter Ended September 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$283,037	$3,436	4.86%	$383,932	$4,658	4.85%
Tax-exempt (2)	1,565	21	5.37	3,552	40	4.50
Total securities	284,602	3,457	4.86	387,484	4,698	4.85
Loans held for sale	92	2	8.62	56	1	7.08
Loans(3)(4):
Commercial	66,682	1,453	8.64	52,756	935	7.03
Commercial real estate	407,909	7,520	7.31	418,154	7,775	7.38
Consumer	120,580	2,538	8.35	74,150	1,564	8.37
Total loans	595,171	11,511	7.67	545,060	10,274	7.48
Federal funds sold	49,437	718	5.76	69,059	979	5.62
Total interest-earning assets	929,302	15,688	6.71	1,001,659	15,952	6.33
Noninterest-earning assets
Cash and due from banks	16,811			22,817
Premises and equipment(5)	9,493			12,389
Allowance for loan losses	(20,543)			(22,455)
Receivables from sale of stock	(121)			(151)
Accrued interest receivable and other assets	19,967			23,038
Total noninterest-earning assets	25,607			35,638
Total assets	$954,909			$1,037,297
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$35,012	$92	1.04%	$39,756	$103	1.03%
Money market	168,446	1,774	4.18	192,651	2,095	4.31
Other savings deposits	14,688	37	1.00	21,400	54	1.00
Time deposits (6)	458,898	5,535	4.79	491,686	5,307	4.28
Total interest-bearing deposits(5)	677,044	7,438	4.36	745,493	7,559	4.02
Borrowings-short-term	37,989	415	4.33	32,767	404	4.89
Borrowings-long-term	—	—	—	2,913	37	5.04
Junior subordinated debentures	61,857	2,165	14.00	61,857	1,975	12.77
Total borrowed funds	99,846	2,580	10.32	97,537	2,416	9.89
Total interest-bearing liabilities	776,890	10,018	5.13	843,030	9,975	4.70
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(5)	72,737			91,208
Accrued interest and other liabilities	37,035			32,346
Total noninterest- bearing liabilities	109,772			123,554
Total liabilities	886,662			996,584
Stockholders’ equity	68,247			70,713
Total liabilities and stockholders’ equity	$954,909			$1,037,297
Net interest income and net interest rate spread(2)(7)		$5,670	1.58%		$5,977	1.63%
Net interest-earning assets	$152,412			$158,629
Net interest margin (2)(8)			2.43%			2.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.19

(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields

(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, 2007 and 2006 are not presented on a tax-equivalent basis. If 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.44% and 2.43% for 2007 and 2006, respectively.

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $0.1 million and $0.2 million for the quarters ended September 30, 2007 and 2006, respectively.

(5)	Includes fixed assets and deposits of branches held for sale or sold during 2007 and 2006.

(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$297,485	$10,922	4.90%	$422,031	$14,161	4.47%
Tax-exempt (2)	1,653	63	5.08	3,834	129	4.49
Total securities	299,138	10,985	4.90	425,865	14,290	4.47
Loans held for sale	76	4	7.04	19	1	7.04
Loans(3)(4):
Commercial	59,474	3,495	7.86	57,800	2,922	6.76
Commercial real estate	410,624	23,112	7.53	417,683	22,386	7.17
Consumer	108,255	6,767	8.36	43,575	2,534	7.77
Total loans	578,353	33,374	7.72	519,058	27,842	7.17
Federal funds sold	59,896	2,501	5.58	81,385	3,203	5.26
Total interest-earning assets	937,463	46,864	6.68	1,026,327	45,336	5.90
Noninterest-earning assets
Cash and due from banks	17,873			23,483
Premises and equipment(5)	10,340			12,972
Allowance for loan losses	(20,905)			(23,407)
Receivables from sale of stock	(129)			(184)
Accrued interest receivable and other assets	20,665			24,140
Total noninterest-earning assets	27,844			37,004
Total assets	$965,307			$1,063,331
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$36,386	$271	1.00%	$44,580	$334	1.00%
Money market	172,534	5,348	4.14	197,894	5,821	3.93
Other savings deposits	15,611	116	0.99	23,287	175	1.00
Time deposits(6)	467,651	16,553	4.73	511,120	15,177	3.97
Total interest-bearing deposits(5)	692,182	22,288	4.31	776,881	21,507	3.70
Borrowings-short-term	29,405	1,016	4.62	22,516	728	4.32
Borrowings-long-term	366	14	5.11	5,788	219	5.06
Junior subordinated debentures	61,857	6,335	13.66	61,857	5,714	12.32
Total borrowed funds	91,628	7,365	10.72	90,161	6,661	9.85
Total interest-bearing liabilities	783,810	29,653	5.06	867,042	28,168	4.34
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(5)	76,447			93,544
Accrued interest and other liabilities	35,104			30,092
Total noninterest-bearing liabilities	111,551			123,636
Total liabilities	895,361			990,678
Stockholders’ equity	69,946			72,653
Total liabilities and stockholders’ equity	$965,307			$1,063,331
Net interest income and net interest rate spread(2)(7)		$17,211	1.62%		$17,168	1.56%
Net interest-earning assets	$153,653			$159,285
Net interest margin (2)(8)			2.45%			2.23%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.18

(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields.

(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, 2007 and 2006 are not presented on a tax-equivalent basis. If 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.49% and 2.29%, respectively.

(3)	Loan balance totals include nonaccrual loans.

(4)	Interest earned on loans includes amortized loan fees of $0.4 million for both the nine months ended September 30, 2007 and 2006.

(5)	Includes fixed assets and deposits of branches held for sale or sold during 2007 and 2006.

(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $0.3 million, or 5.1%, from $6.0 million for the third quarter of 2006 to $5.7 million for the third quarter of 2007. The decrease was mainly attributable to the change in rates paid on liabilities relative to those earned on assets. Net interest income was $17.2 million for both nine months ended September 30, 2007 and 2006.

Total interest income decreased $0.3 million, or 1.7%, from $16.0 million in the third quarter of 2006 to $15.7 million in the third quarter of 2007. The majority of the decrease in interest income was driven by a decrease in interest on investment securities. This decrease was caused by a reduction in average balances of investment securities, as CIB Marine used the proceeds from sales of securities and repayments to offset reduced deposits and invest in higher yielding loan assets. The decrease in interest on investment securities was largely offset by a $1.2 million increase in interest on loans. The increase in interest on loans was mainly due to the purchase of fixed rate second lien home equity loans. Overall the average balance of interest-earning assets decreased by $72.4 million between 2006 and 2007. The average yield of those assets, however, increased 38 basis points.

Total interest income increased $1.5 million, or 3.4%, from $45.3 million for the nine months ended September 30, 2006 to $46.9 million for the nine months ended September 30, 2007. The increase was due to a 78 basis point increase in the average yield of interest-earning assets, partially offset by a $88.9 million decrease in the average balance of these assets. The largest increase in interest income came from interest on loans, which increased by $5.5 million, or 19.9%, from $27.8 million during the nine months ended September 30, 2006 to $33.4 million during the same period in 2007. The increase in loan interest income was primarily due to a 55 basis point increase in average yield and a $59.3 million increase in the average balance resulting from the rising rate environment and the purchase during the second quarter of 2006 and the first quarter of 2007 of two pools of fixed rate second lien home equity loans. The increase in interest income on loans was partially offset by a $3.3 million decrease in interest income on investment securities due to decreased average balances on investment securities, partially offset by rising yields on such securities.

Total interest expense was $10.0 million for both the third quarter of 2007 and 2006. While average interest-bearing liabilities declined by $66.1 million during the third quarter of 2007 as compared to the same period of 2006, the resulting decrease in interest expense was offset by a 43 basis point increase in the average cost of such liabilities.

For the nine-month period ended September 30, 2007, total interest expense increased $1.5 million, or 5.3%, from $28.2 million for the nine months ended September 30, 2006 to $29.7 million for the comparable period in 2007. This increase was the result of a $0.8 million increase in interest expense on deposits due to an 61 basis point increase in the average cost during a rising rate environment, partially offset by a $84.7 million decrease in the average balance of interest-bearing deposits. Additionally, interest expense from borrowings increased $0.7 million mainly due to higher costs in a rising interest rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures. CIB Marine elected to defer all interest payments of its junior subordinated debentures starting in 2004. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. In addition, the total average earning assets have decreased making the interest expense burden of the debentures even greater.

CIB Marine’s net interest spread decreased 5 basis points from 1.63% for the third quarter of 2006 to 1.58% for the third quarter of 2007. The net interest spread for the nine months ended September 30, 2007 compared to the same period in 2006 increased by 6 basis points. The net interest margin increased 5 basis points from 2.38% for the third quarter of 2006 to 2.43% for the third quarter of 2007 and increased by 22 basis points from 2.23% for the nine months ended September 30, 2006 to 2.45% for the nine months ended September 30, 2007. The increase in the net interest margin was primarily due to rising yields on assets funded by noninterest bearing funding sources.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006 (3)				Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 (3)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(1,225)	$3	$(1,222)	(26.23)%	$(4,478)	$1,239	$(3,239)	(22.87)%
Securities-tax-exempt (1)	(26)	7	(19)	(47.50)	(81)	15	(66)	(51.16)
Total securities (1)	(1,251)	10	(1,241)	(26.42)	(4,559)	1,254	(3,305)	(23.13)
Loans held for sale	1	—	1	100.00	3	—	3	300.00
Commercial	276	242	518	55.40	86	487	573	19.61
Commercial real estate	(190)	(65)	(255)	(3.28)	(383)	1,109	726	3.24
Consumer	977	(3)	974	62.28	4,029	204	4,233	167.05
Total loans (including fees)	1,063	174	1,237	12.04	3,732	1,800	5,532	19.87
Federal funds sold	(284)	23	(261)	(26.66)	(887)	185	(702)	(21.92)
Total interest income (1)	(471)	207	(264)	(1.64)	(1,711)	3,239	1,528	3.37
Interest Expense
Interest-bearing demand deposits	(12)	1	(11)	(10.68)	(61)	(2)	(63)	(18.86)
Money market	(256)	(65)	(321)	(15.32)	(774)	301	(473)	(8.13)
Other savings deposits	(17)	—	(17)	(31.48)	(57)	(2)	(59)	(33.71)
Time deposits	(368)	596	228	4.30	(1,367)	2,743	1,376	9.07
Total deposits	(653)	532	(121)	(1.60)	(2,259)	3,040	781	3.63
Borrowings-short-term	60	(49)	11	2.72	235	53	288	39.56
Borrowings-long-term	(37)	—	(37)	(100.00)	(207)	2	(205)	(93.61)
Junior subordinated debentures	—	190	190	9.62	—	621	621	10.87
Total borrowed funds	23	141	164	6.79	28	676	704	10.57
Total interest expense	(630)	673	43	0.43	(2,231)	3,716	1,485	5.27
Net interest income (1)	$159	$(466)	$(307)	(5.14)%	$520	$(477)	$43	0.25%

(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2007 and 2006, no U.S. federal or state loss carryback potential remains. Accordingly, 2007 and 2006 are not presented on a tax-equivalent basis.

(2)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields.

(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and loss contingencies for unfunded commitments and standby letters of credit. The provision for credit losses was $5.8 million for the third quarter of 2007, compared to a negative $1.1 million for the same period of 2006. For the nine-month period ended September 30, 2007, the provision for credit losses was $5.8 million, compared to a negative $3.4 million for the same period of 2006. The change in the provision was primarily due to an increase in the cumulative total of commercial, commercial real estate and commercial real estate construction loans during the first nine months of 2007 as compared to a decrease in the cumulative total of these loans during the same period of 2006; a $3.6 million increase in nonaccrual loans during the first nine months of 2007 compared to a $7.8 million decrease in these loans during the same period of 2006; and net charge-offs compared to net recoveries during the same respective periods. Additionally, during the first nine months of 2007, CIB Marine increased its provision related to home equity loans to account for the purchase of a $48.2 million closed end pool of fixed rate second lien home equity loans in February 2007, and to account for the third quarter deterioration in this pool and a similar $47.8 million pool it purchased in June 2006.

At September 30, 2007, CIB Marine had a $77.5 million principal balance remaining on the $96.0 million closed end second lien home equity loan pools. The quality of the loan pools deteriorated in part due to the deterioration in the housing market and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets beginning in the third quarter of 2007. The ratio of total loans past due 30 days or more, including nonaccrual loans, to outstanding principal balances of these two pools was 1.7% and 4.4%, at December 31, 2006 and September 30, 2007, respectively. Due to this deterioration and the purchase of the $48.2 million pool in February 2007, the provision for credit losses related to these pools increased from a negative $0.1 million and a $0.8 million provision, respectively, for the quarter and nine months ended September 30, 2006 to provisions of $2.4 million and $4.0 million for the same respective periods of 2007.

Net charge-offs for the quarter and nine months ended September 30, 2007 were $1.3 million and $1.2 million, respectively, while during the same respective periods of 2006, CIB Marine had net recoveries of $0.1 million and $0.6 million.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Loan fees	$54	$64	$300	$192
Deposit service charges	242	256	717	797
Other service fees	(16)	48	80	156
Other income	58	121	167	248
Net gain/(loss) on sale of assets	(111)	1,094	1,360	2,021
	$227	$1,583	$2,624	$3,414

Noninterest income decreased $1.4 million for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. The decrease was primarily due to a $1.1 million net gain on the sale of the deposits and property and equipment of two branches during the third quarter of 2006 compared to a $0.1 million loss on sale of assets during the third quarter of 2007. The loss on sale of assets in the third quarter of 2007 was mainly due to a loss recognized on the sale of vacant land adjacent to a branch CIB Marine sold in 2006. Noninterest income decreased $0.8 million for the nine months ended September 30, 2007 compared to the same period ended September 30, 2006 mainly due to net gains recognized on branch sales. During the first nine months of 2007, CIB Marine sold two branches at a net pretax gain of $1.3 million while during the same period of 2006, CIB Marine sold four branches at a combined pretax gain of $2.0 million.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Compensation and employee benefits	$4,012	$5,005	$14,132	$16,108
Equipment	781	764	2,400	2,580
Occupancy and premises	720	798	2,380	2,502
Professional services	984	1,079	2,389	2,951
Impairment loss on investment securities	—	—	—	1,134
Write down and losses on assets	742	—	742	—
Other expense:
Payroll and other processing charges	46	26	88	75
Correspondent bank charges	44	66	148	198
Advertising/marketing	226	181	558	507
Communications	213	345	688	1,033
Supplies and printing	54	91	206	273
Shipping and handling	107	120	340	398
Collection expense	4	2	13	22
FDIC and state assessments	157	330	307	990
Recording and filing fees	44	29	146	133
Other expense	608	565	1,784	3,689
Total other expense	1,503	1,755	4,278	7,318
Total noninterest expense	$8,742	$9,401	$26,321	$32,593

Total noninterest expense decreased $0.7 million, or 7.0%, during the third quarter of 2007 compared to the third quarter of 2006. The decrease was primarily due to compensation and employee benefits expense which decreased $1.0 million, or 19.8%, from $5.0 million for the third quarter of 2006 to $4.0 million for the third quarter of 2007. The decrease was mainly due to the sale and closure of certain bank branches during the last quarter of 2006 and the first nine months of 2007. The total number of full-time equivalent employees of companies included in continuing operations decreased from 297 at September 30, 2006 to 263 at September 30, 2007.

Total noninterest expense decreased $6.3 million, or 19.2%, from $32.6 million for the nine months ended September 30, 2006 to $26.3 million for the nine months ended September 30, 2007. The decrease was primarily due to the following:

•
Compensation and employee benefits expense decreased $2.0 million, or 12.3%, from $16.1 million for the nine months ended September 30, 2006, to $14.1 million for the same period in 2007. The decrease is primarily due to the sale and closure of certain bank branches during the last quarter of 2006 and the first nine months of 2007. The total number of full-time equivalent employees of companies included in continuing operations decreased from 297 at September 30, 2006 to 263 at September 30, 2007.

•
Impairment loss on securities was $1.1 million for the nine months ended September 30, 2006. There was no impairment loss for the nine months ended September 30, 2007. During 2007, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these securities for a period of time sufficient to recover the carrying value at September 30, 2006. Accordingly, CIB Marine realized a $1.1 million other-than-temporary loss on these certain securities during the first nine months of 2006. There were no such impairment losses during the first nine months of 2007.

•
Other expense decreased $3.0 million from $7.3 million for the nine months ended September 30, 2006 to $4.3 million for the nine months ended September 30, 2007 mainly due to a $1.8 million contingent liability recognized in the first quarter of 2006, decreased regulatory assessments and cost savings resulting from management initiatives and the closure and sale of certain bank branches. The contingent liability expense related to the Hadley litigation, which was settled in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2007 and 2006 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not more likely than not. The continuing operations income tax benefits for the third quarter and nine months ended September 30, 2007 and 2006 consisted primarily of the allocation of taxes, in accordance with sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns.

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of January 1, 2007 and as of and for the nine months ended September 30, 2007. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During the second quarter of 2007 the statute of limitations expired with respect to a portion of this exposure. As a result of this event, CIB Marine reversed $1.3 million of the tax liability through a credit to discontinued operations tax expense. During the first nine months of 2007, CIB Marine also recorded a $0.2 million charge to its discontinued operations tax expense for interest and penalties related to the remaining REIT tax exposure. At September 30, 2007 and December 31, 2006, respectively, CIB Marine had a $1.7 million and $1.9 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both September 30, 2007 and December 31, 2006, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets.

Financial Condition

Overview

During the first nine months of 2007, CIB Marine continued to focus on improving its financial condition and allocated increased resources to business development as part of its strategic focus. Additionally, during the first half of 2007, CIB Marine’s subsidiary banks closed three branches and sold the deposits and property and equipment of two other branches. At September 30, 2007, CIB Marine had total assets of $982.2 million, a $15.4 million or 1.5% decrease from $997.6 million at December 31, 2006. The majority of the asset decrease occurred in investment securities and federal funds sold, which combined decreased by $78.5 million in response to the increase in loans and the decline in overall deposits due to branch sales. This decrease was partially offset by a $76.8 million increase in net loans driven by an increase in consumer, commercial and commercial real estate construction loans. The increase in consumer loans was primarily due to the purchase of a $48.2 million closed end pool of fixed rate second lien home equity loans during the first quarter of 2007.

Securities

Total securities at September 30, 2007 were $283.8 million, a decrease of $49.5 million, or 14.8%, from $333.3 million at December 31, 2006. The ratio of total securities to total assets was 28.9% at September 30, 2007, compared to 33.4% at December 31, 2006. The decrease was primarily due to repayments and sales of U. S. government agency and mortgage backed securities. In accordance with its liquidity risk management strategies, CIB Marine used a portion of the proceeds to settle deposits sold as part of the branch sales and purchase higher yielding assets.

The net unrealized loss on available for sale securities was $0.5 million at September 30, 2007, compared to $1.9 million at December 31, 2006.

Loans

Loans, net of the allowance for loan losses, represented 58.9% and 50.3% of CIB Marine’s total assets at September 30, 2007 and December 31, 2006, respectively. Net loans increased $76.9 million from $501.7 million at December 31, 2006 to $578.6 million at September 30, 2007. The increase was primarily due to an increase in commercial and commercial real estate construction loans resulting from CIB Marine’s business development strategy and a $45.6 million increase in consumer loans due to the purchase of a loan pool. In February 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool consisted of 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709.

Credit Concentrations

At September 30, 2007, CIB Marine had two secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At September 30, 2007, the total outstanding commitments on these two borrowing relationships, including lines of credit not fully drawn, was 64.5% of equity and 6.6% of total loans, and the principal drawn and outstanding on these two borrowing relationships was $28.5 million. At December 31, 2006, CIB Marine had one borrowing relationship that exceeded 25% of stockholders’ equity. At December 31, 2006, the total outstanding commitments on this one borrowing relationship, including lines of credit not fully drawn, were 25.8% of equity and 3.5% of total loans, and the principal drawn and outstanding on loans in this one borrowing relationship at December 31, 2006 was $3.1 million

At September 30, 2007 and December 31, 2006, CIB Marine also had credit relationships within four and six industries or industry groups, respectively, that exceeded 25% of its stockholders’ equity:

	September 30, 2007			December 31, 2006
NDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$159.9	27%	261%	$143.2	27%	200%
Residential Real Estate Developers	140.4	23	229	112.3	22	157
Motel and Hotel	38.2	6	62	40.1	8	56
Health Care Facilities	25.4	4	41	20.9	4	29
Nursing/Convalescent Home	14.8	3	24	28.7	6	40
Retail Trade	14.7	2	24	22.6	4	32

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At September 30, 2007 the allowance for loan losses was $25.6 million, or 4.2% of total loans, compared to $20.9 million, or 4.0% of total loans at December 31, 2006. The increase in the allowance was primarily due to the increased loan portfolio and additional allowance allocated to two pools of home equity fixed rate loans CIB Marine purchased in June 2006 and February 2007. The allowance allocated to these home equity pools was $4.3 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the third quarter of 2007 were $1.3 million, while recoveries were $0.04 million, compared to nominal charge-offs and $0.1 million in recoveries for the same period of 2006. During the first nine months, total charge-offs for 2007 and 2006 were $2.7 million and $0.3 million, respectively, while total recoveries were $1.5 million and $0.9 million, respectively.

The ratio of the allowance to nonaccrual, restructured and loans 90 days or more past due and still accruing, was 93.4% at September 30, 2007 compared to 94.4% at December 31, 2006. The increase in this ratio was due to a decline in the amount of individual loans classified as nonaccrual, restructured or 90 days or more past due and still accruing at September 30, 2007 compared to December 31, 2006. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$21,019	$23,105	$20,906	$24,882
Loans charged-off
Commercial	(164)	(1)	(920)	(62)
Commercial real estate	(707)	—	(707)	(192)
Commercial real estate construction	—	—	—	—
Residential real estate	(27)	—	(168)	—
Home equity	(404)		(844)
Consumer	(7)	(2)	(16)	(7)
Total loans charged-off	(1,309)	(3)	(2,655)	(261)
Recoveries of loans charged-off
Commercial	34	83	660	596
Commercial real estate	—	—	217	244
Commercial real estate construction	—	—	531	—
Residential real estate	—	—	6	—
Home equity			62
Consumer	4	3	8	12
Total loan recoveries	38	86	1,484	852
Net loans (charged off)/recovered	(1,271)	83	(1,171)	591
Provision for (reversal of) loan losses	5,834	(1,079)	5,847	(3,364)
Ending balance	$25,582	$22,109	$25,582	$22,109
Total loans:
Total company	$604,753	$553,815	$604,753	$553,815
Loans in assets of companies held for disposal	(605)	(102)	(605)	(102)
Total loans	$604,148	$553,713	$604,148	$553,713
Average total loans	595,171	545,060	578,353	519,058
Ratios
Allowance for loan losses to total loans	4.23%	3.99%	4.23%	3.99%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	93.42	93.99	93.42	93.99
Net charge-offs (recoveries) annualized to average total loans:
Commercial	0.77	(0.62)	0.58	(1.24)
Commercial real estate and commercial real estate construction	0.69	—	(0.01)	(0.02)
Residential real estate, home equity and consumer	1.43	(0.01)	1.18	(0.02)
Total loans	0.85	(0.06)	0.27	(0.15)
Ratio of recoveries to loans charged-off	2.90	2,866.67	55.89	326.44

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

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing and related asset quality ratios:

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$1,895	$3,881	$4,136
Commercial real estate	13,018	16,110	16,523
Commercial real estate construction	9,287	142	242
Residential real estate	370	536	429
Home equity	1,069	—	—
Consumer	—	—	1
Total nonaccrual loans	25,639	20,669	21,331
Foreclosed properties	1,180	102	104
Restructured loans	—	—	—
Total nonperforming assets	$26,819	$20,771	$21,435
Loans 90 Days or More Past Due and Still Accruing
Commercial	$—	$100	$687
Commercial real estate	1,693	1,385	1,399
Commercial real estate construction	51	—	—
Residential real estate		—	106
Home equity	—	—	—
Consumer	—	—	—
Loans 90 days or more past due and still accruing	$1,744	$1,485	$2,192
Allowance for loan losses	$25,582	$20,906	$22,109
Total loans:
Total company	$604,753	$522,724	$553,815
Loans included in assets of companies held for disposal	(605)	(100)	(102)
Total loans	$604,148	$522,624	$553,713
Total assets:
Total company	$982,188	$997,584	$1,030,719
Assets of companies held for disposal (1)	(2,559)	(4,112)	(4,445)
Net	$979,629	$993,472	$1,026,274
Ratios:
Nonaccrual loans to total loans	4.24%	3.95%	3.85%
Foreclosed properties to total assets	0.12	0.01	0.01
Nonperforming assets to total assets	2.73	2.09	2.09
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	4.53	4.24	4.25
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.91	2.24	2.30

Nonaccrual loans increased $4.9 million from $20.7 million at December 31, 2006 to $25.6 million at September 30, 2007. The ratio of nonaccrual loans to total loans was 4.24% at September 30, 2007 and 3.95% at December 31, 2006.

At September 30, 2007, CIB Marine had six borrowing relationships (loans to one borrower or a group of borrowers) with nonaccrual loan balances in excess of $1.0 million. These six relationships accounted for $21.0 million, or 82.1%, of nonaccrual loans as of September 30, 2007 and consisted of the following:

•
Commercial real estate loans to a borrower totaling $10.4 million secured by first mortgages on two commercial properties. As of September 30, 2007, specific reserves of $5.7 million were allocated to this borrowing relationship and $0.3 million was charged off.

•
Commercial real estate construction loan in the amount of $3.5 million to a borrower secured by partially developed land. As of September 30, 2007, specific reserves of $1.6 million were allocated to this borrowing relationship.

•
Commercial loan in the amount of $2.1 million to a borrower secured by a first mortgage on a residential land development. As of September 30, 2007 no specific reserves were allocated to this borrowing relationship

•
Commercial real estate construction loan in the amount of $1.8 million to a borrower secured by partially developed land. As of September 30, 2007, specific reserves of $0.3 million were allocated to this borrowing relationship.

•
Commercial real estate loans totaling $1.6 million to a borrower secured by first mortgages on three commercial warehouse properties. As of September 30, 2007, no specific reserves were allocated to this relationship and $0.9 million was charged-off.

•
Commercial real estate loan in the amount of $1.6 million to a borrower secured by a first mortgage on a residential and commercial property. As of September 30, 2007, specific reserves of $0.3 million were allocated to this relationships and no charge-offs have been taken. Additionally, at September 30, 2007 CIB Marine had an investment in the common and preferred capital of a limited liability corporation related to this borrowing relationship. The corporation is engaged in the development of owner-occupied housing in qualified low-income communities. During 2007, CIB Marine determined that its investment in the related corporation was impaired. See the other assets discussion for further information regarding this investment.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

On September 30, 2007, $1.1 million, or 1.4% of the combined outstanding balance of the home equity pools purchased in June 2006 and February 2007 were classified as nonaccrual. Beginning in the third quarter of 2007, the quality of the two loan pool purchases deteriorated, in part due to the further deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets. At September 30, 2007, the balance of these two home equity loan pools was $77.5 million and loan loss reserves allocated to these two pools totaled $4.3 million. See the subsequent events discussion for further information on these pools.

Foreclosed properties were $1.2 million at September 30, 2007 and consisted of one residential property and two commercial properties. At December 31, 2006, foreclosed properties were $0.1 million and consisted of one commercial property and one residential property. The foreclosed properties were held for sale.

At September 30, 2007, the balance of foreclosed properties consisted of the following:

•
An industrial office/warehouse property located in Illinois which had a carrying value of $0.1 million at both September 30, 2007 and December 31, 2006. The property was acquired through foreclosure proceedings in 2005.

•
Two commercial properties located in Illinois which had an aggregate carrying value of $1.1 million at September 30, 2007. The properties were acquired through deeds in lieu of foreclosure in the third quarter of 2007.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $1.7 million in loans that were 90 days or more past due and still accruing at September 30, 2007 compared to $1.5 million at December 31, 2006. One commercial real estate borrowing relationship accounted for substantially the entire balance of loans 90 days or more past due and still accruing at September 30, 2007. The one commercial real estate borrowing relationship in the amount of $1.7 million at September 30, 2007 was classified as 90 days or more past due during the third quarter of 2007 and was secured by a first mortgage on an apartment building and a condominium development. While CIB Marine believes the value of the property securing the obligation approximates the net book value of the loan, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to this relationship.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.92% at September 30, 2007 compared to 2.24% at December 31, 2006.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $3.1 million from $19.9 million at December 31, 2006 to $16.8 million at September 30, 2007. The decrease in impaired loans was primarily due to payments and two borrowing relationships which had $1.5 million in charge-offs, one of which also had $1.1 million transferred to foreclosed properties. These decreases were offset by loans which were deemed impaired at September 30, 2007 but not December 31, 2006, including one borrowing relationship which had $2.1 million of loans outstanding at September 30, 2007. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

The following table sets forth information regarding impaired loans:

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in thousands)

Impaired loans without a specific allowance	$5,631	$5,543	$6,120
Impaired loans with a specific allowance	18,496	14,380	14,840
Total impaired loans	24,127	19,923	20,960
Specific allowance related to impaired loans	$8,791	$7,451	$7,785

Companies Held For Disposal

At both September 30, 2007 and December 31, 2006, assets and liabilities of companies held for disposal, as shown on the consolidated balance sheets, are comprised of CIB Construction, MICR, MSI, and a liability for a tax exposure related to a subsidiary sold in 2004. The liability for the tax exposure was $1.8 million and $1.9 million, respectively at September 30, 2007 and December 31, 2006. See the tax discussion for more information on the tax exposure liability. MICR and Canron were acquired in full or partial satisfaction of loans. Net income or loss from these companies is included in net income or loss from discontinued operations.

Assets and liabilities of companies held for disposal

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$1,403	$3,250
MICR (1)	—	127
MSI	1,223	800
Other (2)	(67)	(65)
Total assets of companies held for disposal	$2,559	$4,112
Liabilities of companies held for disposal:
CIB Construction (1)	$2,585	$4,559
MICR (1)	33	297
MSI	681	656
Other (2)	819	1,491
Total liabilities of companies held for disposal	$4,118	$7,003

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

CIB Construction (includes Canron)

During the first nine months of 2007, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. In August 2005, Canron authorized and began liquidation distributions to its shareholders. Canron filed Articles of Dissolution in December 2006.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$50
Accounts receivable	551	551
Other assets	829	2,649
Total assets	$1,403	$3,250
Liabilities and stockholder’s equity:
Income tax payable	$1,409	$3,082
Other liabilities	1,176	1,477
Total liabilities	2,585	4,559
Stockholder’s equity	(1,182)	(1,309)
Total liabilities and stockholder’s equity	$1,403	$3,250

MICR

During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. CIB Marine is in the process of winding down the remaining affairs of this company. At both September 30, 2007 and December 31, 2006, the remaining net liabilities of MICR consisted of income taxes payable. MICR filed Articles of Dissolution in January 2008.

MSI

During the first nine months of 2007, CIB Marine continued to wind down the remaining affairs of MSI. The operations and substantially all the assets of MSI were sold during the third quarter of 2004. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues.

The following table summarizes the composition of MSI’s balance sheet:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$41	$14
Net loans	605	100
Income tax receivable	569	685
Other assets	8	1
Total assets	$1,223	$800
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$646	$103
Other liabilities	35	553
Total liabilities	681	656
Stockholder’s equity	542	144
Total liabilities and stockholder’s equity	$1,223	$800

Assets and Deposits of Branches Held For Sale

At December 31, 2006, CIB Marine’s subsidiary bank Marine Bank held for sale the deposits and property and equipment of its Cedarburg and Brookfield, Wisconsin branches. The deposits and property and equipment of these two branches comprised the balance of assets and deposits of branches held for sale as of December 31, 2006. During the first half of 2007, Marine Bank sold the deposits and property and equipment of these two branches and recognized a net pretax gain on the sales of $1.1 million. The gain is included in net gain on sale of assets and deposits. At the dates of sale, the deposits and net property and equipment of these sold branches were $49.7 million and $0.4 million, respectively. Additionally, goodwill of $0.7 million was allocated to the Cedarburg branch. At September 30, 2007, no branches were held for sale.

CIB Marine continues to evaluate the effectiveness of its subsidiary banking networks which could result in the sale or closure of certain other subsidiary bank branches.

Deposit Liabilities

Total deposits increased $7.6 million, or 1.0%, from $739.8 million at December 31, 2006 to $747.4 million at September 30, 2007. Time deposits, which are the largest component of deposits, increased $22.9 million during the first nine months of 2007 due to the increasing rate environment and additional public deposits. This increase was partially offset by a $15.5 million decrease in demand deposits. The percentage of time deposits to total deposits was 61.7% at September 30, 2007 and 59.2% at December 31, 2006. These percentages reflect CIB Marine’s reliance on time deposits as a primary source of funding. Time deposits of $100,000 or more, excluding deposits of branches held for sale, were $164.2 million, or 35.6% of total time deposits at September 30, 2007 compared to $126.1 million or 28.8% at December 31, 2006. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits, excluding deposits of branches held for sale, were $22.2 million, or 4.8% of total time deposits at September 30, 2007 and $39.2 million, or 9.0% of total time deposits at December 31, 2006.

Borrowings

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, increased $43.1 million, or 47.1% from $91.5 million at December 31, 2006 to $134.6 million at September 30, 2007. The increase occurred in short-term borrowings which were $72.8 million at September 30, 2007 compared to $27.7 million at December 31, 2006. This increase was partially offset by the payoff of a long term $2.0 million Federal Home Loan Bank borrowing. Due to the relative cost advantage of short term borrowings over other funding sources, CIB Marine decided to meet its additional funding needs, which resulted from an increase in earning assets and the sales of branch deposits, with short term borrowings rather than other funding sources.

CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on its junior subordinated debentures for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At September 30, 2007 and December 31, 2006 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $28.0 million and $21.8 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations.

Other Liabilities

Other liabilities decreased $3.5 million from $7.4 million at December 31, 2006 to $3.9 million at September 30, 2007. The decrease was primarily due to a $1.8 million contingent liability and a $1.0 million payable for assets purchased in December 2006 that settled in January 2007. The contingent liability related to the settlement of the Hadley litigation. CIB Marine recorded the liability in the first quarter of 2006 and settled it in the first quarter of 2007. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding this litigation.

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

At September 30, 2007, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At September 30, 2007 and December 31, 2006, CIB Marine was subject to a written agreement (“Written Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004 and Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. Additionally, at December 31, 2006, Central Illinois Bank was subject to a Cease and Desist Order (“Order”) it consented to with the FDIC and its applicable state banking regulator in the second quarter of 2004. The Order was terminated in January 2007 and replaced with a Memorandum of Understanding (together with the Memorandum, the “Memoranda”). Among other items, the Written Agreement and the Marine Bank Memorandum restrict the payment of cash dividends without prior written consent from the regulators and the Memoranda require the banks to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the banks’ total average assets. These restrictions are in force until the Written Agreement and Memoranda are terminated. Failure to comply with the Written Agreement or Memoranda could have a material adverse effect on CIB Marine and its operations. As of September 30, 2007, the capital level of CIB Marine and each of its subsidiary banks exceeded the minimum levels required by the Written Agreement or Memoranda.

The risk-based capital information of CIB Marine at September 30, 2007 and December 31, 2006 is contained in the following table:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Risk weighted assets	$727,233	$674,565
Average assets (1)	954,675	1,015,809
Capital components
Stockholders’ equity	$61,322	$71,613
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(39,559)	(36,129)
Maximum allowable in tier 1 capital	20,441	23,871
Nonfinancial equity items	—	(34)
Less: disallowed intangibles	—	(746)
Add: unrealized loss on securities	531	1,880
Tier 1 capital	82,294	96,584
Allowable allowance for loan losses	9,303	8,595
Allowable junior subordinated debentures net of investment in trust	39,559	36,129
Total risk-based capital	$131,156	$141,308

	Actual		Minimum Required To be Adequately Capitalized		Minimum Required To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2007
Total capital to risk weighted assets	$131,156	18.03%	$58,179	8.00%	$72,723	10.00%
Tier 1 capital to risk weighted assets	82,294	11.32	29,089	4.00	43,634	6.00
Tier 1 leverage to average assets	82,294	8.62	38,187	4.00	47,734	5.00

December 31, 2006
Total capital to risk weighted assets	$141,308	20.95%	$53,965	8.00%	$67,456	10.00%
Tier 1 capital to risk weighted assets	96,584	14.32	26,983	4.00	40,474	6.00
Tier 1 leverage to average assets	96,584	9.51	40,632	4.00	50,790	5.00

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

Income Taxes

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 examines an employer’s deductibility of compensation expense for dividends or dividend equivalents that are charged to retained earnings on employee-held, equity-classified nonvested shares, nonvested share units, or outstanding options (“affected securities”). A consensus was reached that an employer should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional-paid-in-capital (“APIC”). The amount recognized in APIC should also be included in the APIC pool. Additionally, when an employer’s estimate of forfeitures increases or actual forfeitures exceed its estimates, EITF 06-11 requires the amount of tax benefits previously recognized in APIC to be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF 06-11 is to be applied prospectively in fiscal years beginning after December 15, 2007, and interim periods within those fiscal periods. The adoption of EITF 06-11 is not expected to have a material effect on CIB Marine’s consolidated financial statements.

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

During the first nine months of 2007, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. The credit restrictions in effect at December 31, 2006 at the Federal Reserve Bank’s discount window were lifted in the first quarter of 2007. Additionally, at September 30, 2007, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt.

The following discussion should be read in conjunction with the consolidated statement of cash flows contained in the consolidated financial statements.

CIB Marine’s primary sources of funds for the nine months ended September 30, 2007 were a net decrease in investment securities of $51.4 million and a net increase in short-term borrowings of $45.1 million. Other sources of funds were a net increase in deposits and deposits held for sale of $1.8 million and $2.3 million in net cash received from the sale of branches.

A net increase in the loan portfolio of $83.2 million and $49.7 million of deposits sold were CIB Marine’s primary uses of funds for the nine months ended September 30, 2007. Other uses of funds resulted from a $2.0 million payment of long-term borrowings and $2.0 million of cash used in operating activities.

CIB Marine had liquid assets from continuing operations of $78.9 million and $115.1 million at September 30, 2007 and December 31, 2006, respectively.

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

FHLB Stock Investment

In October 2007, the Federal Home Loan Bank of Chicago entered into a consensual Cease and Desist Order with the Federal Housing Finance Board which will guide the FHLB Chicago’s operations going forward. In addition to several required actions and restrictions agreed to in the Cease and Desist Order, the FHLB Chicago is required to obtain prior written approval from the Federal Housing Finance Board for the redemption or repurchase of any capital stock from members and the payment of any dividends to its shareholders. The FHLB Chicago states that it will continue to provide to its members liquidity and funding through advances and the purchase of mortgages, and continue to support affordable housing and economic development. CIB Marine is a member, shareholder and customer of FHLB Chicago currently utilizing advances from the FHLB Chicago to assist in meeting the funding and liquidity needs of the subsidiary banks of CIB Marine. In October 2007 and January 2008, respectively, the FHLB Chicago announced it would not declare a dividend for the third or fourth quarters of 2007. At December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required, as defined in Note 8-Other Assets in Part I, Item I-Financial Statements of this Form 10-Q.

Loan Pool Purchase

In the last half of 2007, CIB Marine increased the loss provision rates on the two home equity pools it purchased during 2006 and 2007, primarily due to the general deterioration in the condition of the housing markets and the housing finance markets. At September 30, 2007 and December 31, 2007, the balance of these loans was $77.5 million and $73.0 million, respectively, and the allowance for loan loss allocated to these loans was $4.3 million and $5.3 million, or 5.5% and 7.3%, respectively, of the outstanding balance of these loans. Additionally, at September 30, 2007 and December 31, 2007, $1.1 million and $2.4 million, respectively of these loans were classified as nonaccrual.

Branch Activities

During the fourth quarter of 2007, Marine Bank closed its Milwaukee, Wisconsin branch which had total deposits of $13.6 million at September 30, 2007. Deposits of the closed branch were transferred to other CIB Marine branches.

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

MICR

At both September 30, 2007 and December 31, 2007, the remaining net liabilities of MICR consisted of income taxes payable to its parent. In January 2008, MICR filed Articles of Dissolution.

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

The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2007.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Held for sale/disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$289,776	$30,352	$83,385	$176,527	$24,713	$(605)	$604,148
Securities (1)	42,408	20,393	35,232	153,205	44,881	—	296,119
Federal funds sold	61,692	—	—	—	—	—	61,692
Total interest-earning assets	393,876	50,745	118,617	329,732	69,594	(605)	961,959
Interest-bearing liabilities:
Time deposits	104,304	104,605	167,617	79,908	4,706	—	461,140
Savings and interest-bearing demand deposits	215,663	—	—	—	—	—	215,663
Short-term borrowings	70,765	—	—	2,000	—	—	72,765
Junior subordinated debentures	20,619	—	—	41,238		—	61,857
Total interest-bearing liabilities	$411,351	$104,605	$167,617	$123,146	$4,706	$—	$811,425
Interest sensitivity gap (by period)	(17,475)	(53,860)	(49,000)	206,586	64,888	(605)	150,534
Interest sensitivity gap (cumulative)	(17,475)	(71,335)	(120,335)	86,251	151,139	150,534	150,534
Adjusted for derivatives:
Derivatives (notional, by period)	(4,261)	—	—	5,000	(739)	—	—
Derivatives (notional, cumulative)	(4,261)	(4,261)	(4,261)	739	—	—	—
Interest sensitivity gap (by period)	(21,736)	(53,860)	(49,000)	211,586	64,149	(605)	150,534
Interest sensitivity gap (cumulative)	(21,736)	(75,596)	(124,596)	86,990	151,139	150,534	150,534
Cumulative gap as a % of total assets	(2.21)%	(7.70)%	(12.69)%	8.86%	15.39%	15.33%

(1) Federal Home Loan Bank stock and Federal Reserve Bank stock are included in securities.

The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of September 30, 2007 and December 31, 2006.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
September 30, 2007	(3.80)%	(2.21)%	0.23%	(2.66)%
December 31, 2006	(5.78)%	(4.31)%	2.23%	0.67%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2003, Keith Burchett, a shareholder of CIB Marine and a borrower of CIB Marine’s former subsidiary CIB Bank (Hillside, Illinois) (“CIB-Chicago”), commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB-Chicago and two of their now former directors and/or officers for damages arising out of alleged fraudulent misrepresentations relative to the financial condition of Canron and its principal shareholder by defendants to induce the plaintiff to borrow money from CIB-Chicago and make a $0.5 million investment in Canron. Plaintiff asserts claims for fraud and shareholder remedies. The shareholder alleges the defendants violated lending regulations causing a decline in the plaintiff’s investment in CIB Marine. Plaintiff seeks an unspecified amount of compensatory and punitive damages, requests an order requiring CIB Marine and the banks to repurchase his CIB Marine shares of stock at fair value, and other forms of relief. While the outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend this action. Central Illinois Bank has been removed as a defendant in subsequent amended complaints filed by the plaintiff. On November 30, 2004, CIB Marine sold CIB-Chicago. On January 11, 2008, plaintiff filed a motion to voluntarily dismiss the litigation. The court has not ruled on this motion.

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

As a result of the filing of the initial motions to dismiss, all discovery in this action was stayed automatically. Plaintiffs moved to vacate that stay of discovery, which all defendants opposed based on KPMG’s pending motion to dismiss the further amended complaint filed by plaintiffs against KPMG. In granting KPMG’s motion to dismiss, the court noted the pendency of the motion for judgment on the pleadings described above and ruled that the stay of discovery remained in place. Plaintiffs filed a separate motion for a limited lift of the stay of discovery, which CIB Marine and the individual defendants opposed in their response filed on September 11, 2007. In denying the motion for judgment on the pleadings as described above, the Court denied the motions to vacate the stay as moot, i.e., with the denial of the motion for judgment on the pleadings discovery may now proceed.

CIB Marine intends to vigorously contest certification of any class and to otherwise vigorously defend this action. The ultimate outcome of this action cannot be determined at this time.

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

CIB MARINE BANCSHARES, INC. (Registrant)

Date: March 31, 2008	By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok
Chief Financial Officer