Form 10-K
period 2007-12-31
CIB MARINE BANCSHARES INC
filed 2008-04-01
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-24149

CIB MARINE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	37-1203599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N27 W24025 Paul Court, Pewaukee, Wisconsin	53072
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 695-6010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value Per Share
(Title of Class)

Indicate by check mark if the registered is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registered is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

While there is currently no active trading market for shares of CIB Marine's common stock, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $57,758,000 (based upon the closing price of $3.35 per share of the registrant's common stock on the OTC "Pink Sheets" as of June 30, 2007).

As of February 29, 2008, there were issued and outstanding 18,346,442 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held May 29, 2008 are incorporated into Part III.

EXPLANATORY NOTE

This document is intended to speak as of December 31, 2007, except as otherwise noted.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

CIB MARINE

CIB Marine Bancshares, Inc. (“CIB Marine”) is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine owned and operated three separately chartered commercial banking organizations at December 31, 2007:

•	Central Illinois Bank, with its main office in Champaign, Illinois;

•	Marine Bank, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee (“Marine Bank”); and

•	Citrus Bank, N.A, with its main office in Vero Beach, Florida (“Citrus Bank”)

In March 2006, CIB Marine merged Marine Bank, a federal savings bank whose main office was located in Scottsdale, Arizona (“Marine FSB”) into Marine Bank. In August 2006, CIB Marine merged CIB Bank, whose main office was located in Indianapolis, Indiana (“CIB-Indiana”) into Marine Bank.

CIB Marine was originally incorporated in the State of Illinois in 1985 as Sidney Bancorporation, Inc., a one-bank holding company headquartered in Sidney, Illinois. The Company subsequently changed its name to Central Illinois Bancorp, Inc. On August 27, 1999, Central Illinois Bancorp reincorporated as a Wisconsin corporation and changed its name to CIB Marine Bancshares, Inc.

CIB Marine offers a full array of traditional banking services through its bank subsidiaries. These services include a broad range of loan products, such as commercial loans, commercial real estate loans, commercial and residential construction loans, one-to-four family residential real estate loans, consumer loans, and commercial and standby letters of credit; accepting demand, savings and time deposits, providing commercial paper and repurchase agreements; and providing other banking services.

During 2003, CIB Marine shifted its strategic focus from business development and asset growth to improving the company’s credit administration function, asset quality, and liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of the loan portfolio and other credit related matters, including credit concentration risk and weaknesses in the credit administration process, identified by the bank and bank holding company regulators during their regular examinations in 2002 and 2003. These issues subsequently resulted in the issuance of various orders, agreements and memoranda with the banking regulators, CIB Marine and its bank subsidiaries. During 2004 and 2005, CIB Marine took a number of actions to improve the financial condition of the company and corrected the weaknesses which were identified in the credit administration process. During 2006 and 2007, the company continued to take actions to improve its financial condition with a particular emphasis on strengthening business development and continuing to reduce operating costs. During this time, CIB Marine sold or closed certain of its subsidiary bank branches to further improve the operating efficiency of its branch network.

Additional Information

See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations (which includes discussion of the Company’s Capital Plan in the liquidity section) and Supplementary Data in Part II of this Form 10-K for more details regarding certain of the above described items.

Markets Served

At December 31, 2007, CIB Marine served the following geographic markets or regions through its banking subsidiaries. Information on these banks as of December 31, 2007 and the markets they served is set forth in the following table:

Bank	Geographic Market/Region	Operated Since	Banking Facilities	Assets	Deposits
				(Dollars in millions)
Central Illinois Bank	Central Illinois	1987	13	$473.2	$364.8
Marine Bank	Milwaukee, Indianapolis, Phoenix	1997	6	$409.0	$301.8
Citrus Bank	Florida’s southeastern coast	2001	6	$123.4	$102.6

Nonbank Subsidiaries

At December 31, 2007, CIB Marine had one wholly-owned operating nonbanking subsidiary, CIB Marine Information Services, Inc. CIB Marine also had four wholly-owned nonbanking subsidiaries that had ceased operations and are in the process of winding down: Mortgage Services, Inc.; CIB Marine Capital, LLC; MICR, Inc. n/k/a Everett Tech, Inc.; and CIB Construction, LLC.

CIB Marine Information Services, Inc.

CIB Marine Information Services, Inc. (“CIB Marine Information”), an Illinois corporation and wholly-owned subsidiary of CIB Marine, was incorporated in August 1990 as CIB Data Processing Services, Inc. In 2002, CIB Marine changed the name of the subsidiary to CIB Marine Information Services, Inc. This subsidiary was organized to provide in-house data processing services, coordinate computer equipment leases and purchases, license banking software, and coordinate operation of CIB Marine software. During the fourth quarter of 2007, in the Company’s continuing effort to improve operating efficiencies, significant portions of CIB Marine and subsidiary banks’ data processing was outsourced to Jack Henry and Associates Inc. Following this migration to outsourced service bureau support of core customer accounting systems, CIB Marine Information restructured its staffing and now is focused on a more limited support of company-owned and operated technology and information networks. As of December 31, 2007, CIB Marine Information had nine full-time equivalent employees. CIB Marine Information does not separately own any facilities.

Mortgage Services, Inc.

CIB Marine sold the operations of Mortgage Services, Inc. (“MSI”), a mortgage origination and mortgage brokerage services company, in the third quarter of 2004. CIB Marine is in the process of winding down the remaining affairs of MSI. CIB Marine continues to offer residential mortgage loans through its subsidiary banks.

CIB Marine Capital, LLC

In April 2001, CIB Marine established CIB Marine Capital, LLC (“CIB Marine Capital”), a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans. Typically, the collateral coverage on these loans was insufficient to secure a senior debt position. These loans were, by their nature, inherently riskier than senior debt position loans. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs, including the sale and collection of outstanding loans. As of December 31, 2007, CIB Marine Capital had no loans outstanding, but collection efforts continue on previously charged-off loans.

MICR, Inc. (n/k/a Everett Tech, Inc.)

In November 2005, CIB Marine sold substantially all the assets and operations of MICR, Inc. (“MICR”) n/k/a Everett Tech, Inc. and changed its name to Everett Tech, Inc. MICR was a manufacturer of payment processing systems that one of CIB Marine’s subsidiary banks had acquired from a borrower who was in default of its obligations, in lieu of foreclosure or other legal action. CIB Marine recognized a $0.2 million pretax gain on the sale. Since then, CIB Marine has been actively winding down the remaining affairs of MICR. At December 31, 2007, the majority of MICR’s net liabilities consisted of income taxes payable. The subsidiary was dissolved on January 8, 2008.

CIB Construction, LLC

In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction, LLC ("CIB Construction"), 84% of Canron Corporation (“Canron”), a steel fabrication and erection company that had operations in the United States, Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations and it is classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. At December 31, 2007, CIB Construction had $1.2 million in assets and $2.4 million in liabilities, including taxes due to its parent resulting from a tax sharing agreement. For more information on this company see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Companies Held for Disposal, and Item 8, Note 7-Companies Held for Disposal and Discontinued Operations in Part II of this Form 10-K.

Management Support Services

In addition to the support services provided by its nonbank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries’ back office services, including credit administration, treasury, and asset/liability management support services, accounting, finance, audit, operations, human resources, legal, marketing and advertising. CIB Marine believes it is more efficient to consolidate these services and that providing these services assures that its operating policies and procedures are consistent throughout the organization. This also enables CIB Marine to more efficiently manage the costs of these services than if these services were performed independently at each subsidiary. CIB Marine continues to evaluate opportunities to further reduce these costs and improve the efficiency of all operations. At December 31, 2007, CIB Marine had 91 full-time equivalent employees at the holding company level, a majority of whom are providing the described services to CIB Marine’s subsidiaries.

Total Employees

At December 31, 2007, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 258 full-time equivalent employees.

COMPETITION

The banking industry is highly competitive. CIB Marine’s subsidiary banks compete for loans, deposits and other financial services in their markets and surrounding areas. In addition to local, regional, and national banking competition in the markets it serves, CIB Marine competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by CIB Marine. During 2007, certain economic conditions contributed to the competitive environment as credit market concerns impacted pricing decisions on specific loan and deposit products. During the second half of 2007, certificate of deposit pricing and other consumer core deposit pricing were at historically high costs compared to U.S. Treasury instruments. This has increased the pressure on net interest margin at CIB Marine and its competitors.

CIB Marine believes that its long-standing presence in the communities it serves and a commitment to local, personal service improves its ability to compete favorably in attracting retail and business customers.

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

CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is regulated by the Federal Reserve Board (“the FRB”). Citrus Bank is a national bank and its primary regulator is the Office of the Comptroller of the Currency (the “OCC”). CIB Marine’s other bank subsidiaries have the FDIC as their primary federal regulator, and are also regulated by the state banking regulator for the state in which they are chartered: the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate (“DBRE”) or the Wisconsin Department of Financial Institutions (“WDFI”).

CIB Marine and its nonbank subsidiaries are subject to examination by the FRB. The state banking regulators and FDIC periodically conduct examinations of CIB Marine’s state bank subsidiaries and nonbank subsidiaries that are under their regulatory authority. The OCC periodically conducts examinations of Citrus Bank, and the FDIC may also conduct special examinations of this bank.

The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations on a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. Currently, CIB Marine is subject to a Written Agreement with the Federal Reserve Bank of Chicago. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K.

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

Expansion Activities

The BHCA requires every bank holding company to obtain the prior approval of the FRB before merging with another bank holding company, acquiring substantially all the assets of any bank or bank holding company, or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank. The BHCA also prohibits a bank holding company, with particular exceptions, from acquiring direct or indirect ownership of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. Bank holding companies may, however, engage in some businesses and activities determined by the FRB to be closely related to banking or managing and controlling banks.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to June 1, 1997 that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorize.

Capital Standards

The federal banking agencies impose risk-based capital requirements and guidelines on bank holding companies and banks to provide for a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. A bank holding company or bank’s capital, in turn, is divided into two tiers:

•
core capital (commonly referred to as Tier 1 capital), which generally includes common equity, qualifying noncumulative perpetual preferred stock, and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries (including junior subordinated debentures net of investment in trust, provided that not more than 25% of the qualifying Tier 1 capital may consist of junior subordinated debentures, net of investment in trust), less goodwill and certain other intangible assets; and

•
supplementary capital (commonly referred to as Tier 2 capital), which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, and limited amounts of subordinated debt and reserves for credit losses.

Bank holding companies and banks are currently required to maintain Tier 1 capital equal to at least 4% and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 8% of its total risk-weighted assets, including certain off-balance-sheet items such as unused lending commitments and standby letters of credit.

The FRB, the FDIC and the OCC have also adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk for institutions with substantial trading activities or institutions where the federal banking regulator deems it necessary for safety and soundness, became effective January 1, 1998. Under these market risk requirements, capital must be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The market risk requirements do not presently apply to CIB Marine or any of its bank subsidiaries.

The FRB also requires bank holding companies to maintain a minimum “leverage ratio” of Tier 1 capital to adjusted total assets of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements, or 3% plus an additional cushion of at least 100 to 200 basis points if the bank holding company does not meet these requirements. Federal regulators have imposed similar requirements on banks.

The regulators may set capital requirements higher than the minimums noted above for banks and bank holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

At December 31, 2007, CIB Marine and its banking subsidiaries were in compliance with these minimum capital requirements. For more information about the regulatory capital levels of CIB Marine and its bank subsidiaries, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital and Item 8, Note 14-Stockholders’ Equity in Part II of this Form 10-K.

Central Illinois Bank and Marine Bank entered into Cease and Desist Orders (“Orders”) with the FDIC and their applicable state banking regulators and CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank of Chicago, each effective May 29, 2004. Pursuant to the Orders, the banks agreed to maintain a minimum Tier 1 capital level of 8% while these Orders were in effect. In April 2005, as a result of improvements at the bank, the Order at Marine Bank was terminated and replaced with a Memorandum of Understanding (“Marine Memorandum”), which was entered into in March 2005. Pursuant to the Marine Memorandum, the bank agreed to maintain minimum Tier 1 capital levels of 8%, correct loan administration deficiencies, reduce concentrations and problem credits and not declare or pay cash dividends without regulatory approval. In January 2007, the Order at Central Illinois Bank was terminated and replaced with a Memorandum of Understanding (“Central Illinois Memorandum” and, together with the Marine Memorandum, the “Memoranda”). The Central Illinois Memorandum provided that Central Illinois Bank will (a) develop a plan to lower the bank’s risk position in loans classified as “substandard”; (b) develop and implement a plan to improve earnings; (c) maintain minimum Tier 1 capital level of 8%; and (d) obtain regulatory approval prior to purchasing any loan pools in excess of $3 million. In the fourth quarter of 2007 the Central Illinois Memorandum was terminated, and in the first quarter of 2008 the Marine Memorandum was terminated. For additional information relative to the Memoranda and Agreement, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters and Item 8, Note 14-Stockholders’ Equity in Part II of this Form 10-K.

For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee on Banking Supervision, sometimes referred to as “Basel II.” In November 2007, the U.S. bank regulators issued final rules, effective April 2008, to implement the most advanced approach under Basel II for banks with over $250 billion in assets or over $10 billion in foreign exposure. The regulators have also said they will propose rules permitting smaller financial institutions, such as CIB Marine and its bank subsidiaries, to choose between the current method of calculating risked-based capital (“Basel I”) and the “standardized” approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I. The requirement to maintain a minimum leverage ratio, which is not risk-based, remains in effect.

Holding Company Obligations

Under current FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In addition, Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of a shareholder of a national bank whose capital has become impaired. If a shareholder, like CIB Marine, failed within three months to pay that assessment, the OCC could order the sale of the shareholder’s stock to cover the deficiency. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take prompt corrective action in respect to FDIC insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors established by regulation. Under applicable regulations, an FDIC insured bank is defined as well capitalized if it maintains a leverage ratio of Tier 1 capital to quarterly average total assets of at least 5%, a total capital ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items, of at least 10% and a Tier 1 capital ratio of Tier 1 capital to risk-weighted assets of at least 6% and is not otherwise in a “troubled condition” as specified by its appropriate federal regulatory agency.

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

At December 31, 2007, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

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

Dividend Restrictions

The FRB’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The FRB believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Pursuant to the Agreement entered into with the Federal Reserve Bank of Chicago, CIB Marine has agreed not to declare or pay dividends without the prior written approval of the Federal Reserve Bank of Chicago and the Director of the Division of Banking Supervision and Regulation of the Board of Governors. In addition, as a result of the agreement entered into with its regulator, CIB Marine has elected to defer all interest payments on its junior subordinated debentures subsequent to December 31, 2003. However, this deferral period is only permitted for five years, and will begin expiring in the first quarter of 2009. According to the terms of its junior subordinated debt agreements, during the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K for further information on the Agreement. Also, see the liquidity discussion and capital plan in Item 7 of this Form10-K for further information on CIB Marine’s strategies to become current on its junior subordinated debentures interest payments.

CIB Marine’s ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine’s subsidiary banks to pay it dividends. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state-chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIB Marine’s state-chartered banks, the laws of Illinois and Wisconsin are applicable. The ability of Citrus Bank to pay dividends is subject to OCC regulations applicable to national banks. In addition, the FRB and the banks’ regulators have the authority to prohibit CIB Marine and its subsidiary banks from paying dividends, depending upon CIB Marine’s and the banks’ financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Federal Deposit Insurance

As FDIC-insured institutions, each of CIB Marine’s subsidiary banks is required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. In 2007, the FDIC had the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC had adopted a premium rate schedule, which provided for an assessment range of 0.05% to 0.43% of domestic deposits, depending on the capital category and supervisory category to which it is assigned. The FDIC’s risk-based insurance assessment system was amended by the Federal Deposit Insurance Reform Act in 2006. Under implementing regulations effective for 2007, each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. There is currently a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject in 2008 to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of 0.43%. For the fourth quarter of 2007 and the first quarter of 2008, both Central Illinois Bank and Marine Bank were classified in Risk Category II with an assessment rate of 10 basis points and Citrus Bank was classified in Risk Category I with an assessment rate range of five to seven basis points.

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

In October 2006, the FDIC Board of Directors approved a one-time assessment credit. This credit, totaling $0.6 million for CIB Marine’s subsidiary banks, has been recorded as a credit against regular FDIC insurance premium expense beginning in January 2007 and will continue to be recorded until the credit is exhausted. Of the $0.6 million, $0.2 million was used to offset the FDIC insurance premium during 2007.

Restrictions on Affiliate Transactions

Transactions between CIB Marine, its subsidiary banks and its nonbank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions and limitations on CIB Marine’s subsidiary banks from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions and limitations prevent CIB Marine or other affiliates from borrowing from the subsidiary banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the subsidiary banks to or in CIB Marine or to or in any other non-banking affiliate are limited, individually, to 10% of the respective subsidiary bank’s capital, allowance for loan losses and surplus, and such secured loans are limited in the aggregate to 20% of the respective subsidiary bank’s capital, allowance for loan losses and surplus. All such transactions must be on terms that are no less favorable to the bank subsidiary than those that would be available from nonaffiliated third parties. Moreover, some state banking laws, like those in Illinois, impose restrictions on affiliate transactions similar to those imposed by federal law. Certain of CIB Marine’s subsidiary banks have engaged in transactions with affiliates, including the making of loans to purchase CIB Marine stock. In connection with the Order issued against CIB Marine’s bank subsidiary Central Illinois Bank (see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K for further information), CIB Marine’s Illinois bank subsidiary was cited by bank regulators for failure to comply with federal restrictions on transactions with affiliates relating to lending transactions involving the stock of CIB Marine. FRB policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

At December 31, 2007, CIB Marine’s subsidiary banks had $1.0 million in outstanding principal balances on loans secured or partially secured by CIB Marine stock. Specific reserves on these loans were $0.3 million. While these loans were secured by CIB Marine stock, the borrowers did not use the proceeds to acquire the stock.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Community Reinvestment Act and Fair Lending

CIB Marine’s subsidiary banks are subject to the Community Reinvestment Act (“CRA”) and various fair lending requirements and reporting obligations. The CRA generally requires federal banking agencies to evaluate whether financial institutions are meeting the credit needs of their local communities, including low-and moderate-income neighborhoods and to rate such institutions and publicly disclose such ratings. State and federal agencies also examine financial institutions compliance with fair lending laws. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. Federal banking agencies are also authorized to take compliance with such laws and a bank’s CRA rating into consideration when regulating and supervising other activities of a bank holding company and its banks, including expansionary activities. As of the date of its most recent examination, each of CIB Marine’s subsidiary banks had a CRA rating of at least satisfactory.

Compliance with Consumer Protection Laws

CIB Marine’s subsidiary banks are subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	regulate the manner in which banks must deal with customers and certain information about customers;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations (“Patriot Act”) were enacted and implemented for the purpose of strengthening the ability of the U.S. Government to intercept and obstruct terrorism by, among others, increasing the power of the U.S. government to obtain access to information and to investigate a broad range of criminal activities. The Patriot Act expanded the definition of money laundering to include terrorism, terrorism support and foreign corruption, and increases the civil and criminal penalties for money laundering offenses. The Patriot Act further applies certain anti-money laundering measures to United States bank accounts of foreign persons; prohibits financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provides for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provides the Department of Treasury with regulatory authority to ensure that certain accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; provides standards for verifying customer identification at account opening; and sets forth rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. Regulatory authorities have increased compliance monitoring activities and have levied significant fines and sanctions on many firms in the financial industry. No fines or sanctions have been levied on CIB Marine.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes”) addresses corporate governance and accounting oversight matters. Sarbanes required the creation of a five member oversight board appointed by the Securities Exchange Commission (“SEC”) that sets standards for accountants and has investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public audit clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the Chief Executive Officer and the Chief Financial Officer of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material effect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading. CIB Marine is required to provide management’s report on internal controls over financial reporting in this report, as required by Section 404 of Sarbanes; however, since it is neither a large accelerated filer nor an accelerated filer for the fiscal year ended December 31, 2007, its registered public accounting firm does not need to provide an attestation report with respect to such internal controls.

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

ITEM 1A. RISK FACTORS

Forward-Looking Statements

CIB Marine has made statements in this Annual Report on Form 10-K, including the discussion of CIB Marine’s capital plan set forth in Item 7 of Part II of this Form 10-K, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing works and phrases such as “may”, “project”, “are confident”, “should be”, “predict”, “plan”, “expect”, “estimate”, “anticipate”, and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time. Financial information contained in this Form 10-K for 2008 is unaudited.

Forward-looking statements are subject to significant risks and uncertainties and CIB Marine’s actual results may differ materially from the results discussed in forward-looking statements. Factors that might cause such results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors set forth below.

Risk Factors

The following discussion sets forth certain material risks that CIB Marine believes could have a material adverse impact on its financial condition and results of operations. Additional risks that are not currently known to CIB Marine, or that it currently believes to be immaterial, may also have a material effect on its financial condition and results of operations.

CIB Marine has suffered large losses in recent years and may not be able to execute its strategic plan and return to profitability.

CIB Marine has incurred net losses in each of the five years ended through December 31, 2007. Although CIB Marine has developed and implemented strategies to improve its profitability in the future, there can be no assurance that these strategies will be successful. CIB Marine’s strategic plans are dependent on its ability to attract and retain borrowing customers, commercial loan officers and core deposits, all of which have been negatively impacted as a result of losses and a weakened financial condition. If CIB Marine is unable to execute its strategic plans and return to profitability, it will have a material impact on its business, results of operations and financial condition. The inability to return to profitability may require CIB Marine to sell bank subsidiaries, reduce the size of bank subsidiaries and/or reduce staff. There can be no assurance that if CIB Marine is required to sell assets, it will be able to do so on acceptable terms. Regulators could take further action against CIB Marine in the event it does not return to profitability.

CIB Marine is subject to liquidity risk and has long-term obligations on which it has deferred interest payments.

Liquidity risk is the potential that CIB Marine will be unable to meet its obligations as they come due or capitalize on growth opportunities as they arise, because of an inability to liquidate assets or obtain funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund credit obligations to borrowers, withdrawals by depositors, repayment of debt when due or called, operating expenses and capital expenditures, among other things.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources.

CIB Marine’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or CIB Marine, unfavorable pricing, competition, CIB Marine’s credit rating and any regulatory restrictions. In addition, some of the borrowing sources customarily utilized by CIB Marine have been restricted or unavailable due to noncompliance with certain asset quality, earnings, and capital maintenance debt agreements.

CIB Marine exercised the right to defer interest payments on its $61.9 million junior subordinated debentures and, as a result, the related trusts deferred distributions on the $60.0 million trust preferred securities beginning in the first quarter of 2004. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. In addition, both total interest expense and total average earning assets have decreased over the prior three years making the interest expense burden of the debentures even greater. Accrued and unpaid interest on the $61.9 million of junior subordinated debentures totaled $30.3 million and $21.8 million at December 31, 2007 and 2006, respectively. CIB Marine has the right to defer interest payments until the first quarter of 2009. If CIB Marine does not develop and implement a strategy for refinancing or becoming current on distributions on the trust preferred securities before that time, the holders of the trust preferred securities may be entitled to a number of remedies that could include sales of businesses and/or assets of CIB Marine or a change in control of the company to ensure the protection of the trust preferred securities holders. It is uncertain what specific legal remedies would be available to holders of the trust preferred securities or what the actions of the regulatory agencies involved would be in the event of a default on the trust preferred securities. The liquidity discussion in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations provides the CIB Marine’s capital plan which includes their strategy for becoming current on distributions on the trust preferred securities before the end of the first quarter of 2009.

CIB Marine’s results of operations are subject to general and regional economic conditions, which are beyond its control.

CIB Marine’s success depends to a large degree on the general economic conditions of the diverse geographic markets it serves. Local economic conditions have a significant impact on the generation of commercial, commercial real estate, and real estate loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of the markets in which CIB Marine’s Banks operate could also negatively impact the financial results of the Company’s operations. For example, adverse changes in these factors could lead to reduced interest income and an increase in the provision for loan losses.

CIB Marine operates in a highly regulated environment and is subject to supervision and examination by various federal and state regulatory agencies.

As a bank holding company, CIB Marine is regulated separately by the Federal Reserve Board, and each of its bank subsidiaries is regulated separately by various federal and state banking regulators. This regulation is primarily intended to protect CIB Marine’s customers and their deposits rather than its shareholders. In addition, CIB Marine’s common stock is registered under the Exchange Act and CIB Marine is subject to regulation by the SEC and to public reporting requirements.

As of January 9, 2008, no agreements, orders or memoranda were in place between the three CIB Marine bank subsidiaries and their respective regulatory agencies. CIB Marine, however, remains under an agreement with the Federal Reserve Bank of Chicago which continues to impose certain restrictions and reporting requirements including, but not limited to:

•	Restrictions on dividend payments and redemption of shares of CIB Marine stock without regulatory approval;

•	Adoption of a comprehensive plan to improve earnings;

•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

CIB Marine is subject to litigation.

CIB Marine is currently, and may from time to time be, involved in litigation in which it has been named as a defendant as a result of its operations. In particular, CIB Marine and certain of its current and former officers and directors are defendants in a purported class action lawsuit alleging violations of the federal securities laws.

Claims asserted against CIB Marine, regardless of merit or eventual outcome, may harm CIB Marine’s reputation, which could have a material effect on its business operating results and financial condition. Judgments or settlements relating to pending or future litigation which exceed CIB Marine’s insurance coverage or claims outside the scope of insurance coverage could also have a material impact on CIB Marine’s business, operating results and financial condition and its ability to obtain future insurance coverage. In addition, operating costs are impacted through additional fees for legal services to support defending CIB Marine's position or providing information related to litigation.  CIB Marine is also subject to mandatory indemnification of its current and former officers and directors under certain circumstances. For a description of current legal proceedings, see Item 3-Legal Proceedings in Part I of this Form 10-K.

CIB Marine’s loan portfolio contains concentrations of credit to one borrower, related borrowers or borrowers in the same industry, which creates special credit risks.

Credit risk is the risk that one or more of CIB Marine’s borrowers will not be able to repay some or all of their obligations to CIB Marine. Credit risk is inherent in CIB Marine’s business. Concentrations of credit occur when the aggregate amount owed by one borrower, a related group of borrowers, or borrowers within an industry or group represent a relatively large percentage of the total credit extended by CIB Marine. Although each loan in a concentration may be of sound quality, concentrations of credit create special risks that are not present when the same loan amount is extended to a group of unrelated borrowers. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a related group of borrowers can be susceptible to a domino effect if financial problems are experienced by one or a few members of that group. Concentrations of loans within or dependent upon an industry are also impacted by external economic conditions and market acceptance, which are risk factors that can equally affect all members of that industry.

At December 31, 2007, CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At December 31, 2007 the total outstanding commitments on this borrowing relationship, including lines of credit not fully drawn, were equal to 36.9% of equity and 3.7% of total loans, and the principal drawn and outstanding was $6.9 million. As of December 31, 2007 all loans within this borrowing relationship are current. At December 31, 2007, CIB Marine had total borrowings within five industries or industry groups that exceeded 25% of its stockholders’ equity as of that date. Of the five industries or industry groups, the largest concentration at December 31, 2007, consisted of loans to commercial real estate developers, which had a total outstanding balance of approximately $174.6 million, or 29% of total loans, and 279% of stockholders’ equity. At December 31, 2007, CIB Marine also had fixed rate home equity loan pools with a combined balance outstanding of $73.0 million and loan loss reserves allocated to these pools of $5.3 million. Beginning in the third quarter of 2007, the quality of the loan pool purchases deteriorated in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets.

CIB Marine’s profitability is dependent upon its ability to manage net interest income.

CIB Marine’s primary source of income is net interest income, which is the difference between the interest income earned on interest-earnings assets (consisting primarily of loans and securities) and the interest expense paid on interest-bearing liabilities (consisting primarily of deposits and other borrowings). The level of net interest income is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by CIB Marine’s ability to attract loans and core deposits and the pricing and mix of these and other interest-earnings assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, monetary policy, and market interest rates.

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

CIB Marine is subject to credit risk.

CIB Marine is exposed to the risk that third parties that owe it money, securities, or other assets will not repay their obligations. Credit risk arises anytime CIB Marine commits, invests or otherwise extends funds through contractual agreements, whether reflected on or off the balance sheet. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

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

CIB Marine has established an allowance for loan loss which represents management’s best estimate of probable losses inherent in its loan portfolio. The determination of the appropriate level of the allowance involves a high degree of subjectivity. If CIB Marine’s assumptions and judgments are incorrect, its allowance may not be sufficient and additional provisions may need to be made. In addition, bank regulatory agencies periodically review the adequacy of the allowance and may require an increase in the allowance or loan charge-offs. Increases in the allowance or charge-offs could have a material adverse effect on CIB Marine’s financial condition and results of operations.

There is not presently an active market for shares of CIB Marine common stock and, therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity.

There currently is no active trading market for shares of CIB Marine common stock. A public trading market in CIB Marine common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of CIB Marine’s common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which CIB Marine has no control. In the event an active market for CIB Marine common stock does not develop, you may be unable to resell your shares of common stock at or above the price per share which you acquired your shares or at any price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table provides information relating to the material real properties owned or leased by CIB Marine and its subsidiaries as of December 31, 2007. CIB Marine’s subsidiary banks lease or sublease office space to CIB Marine and to its nonbank subsidiaries.

Location	Owned or Leased	Date Opened or Acquired
SUBSIDIARY BANKS:
CENTRAL ILLINOIS BANK FACILITIES
Sidney, Illinois	Owned	09/87
Champaign, Illinois	Owned	09/88
Urbana, Illinois	Owned	03/90
Arrowsmith, Illinois	Owned	10/91
Champaign, Illinois (Midtown)	Owned	04/94
Monticello, Illinois	Leased	05/95
Danville, Illinois	Owned	08/95
Decatur, Illinois	Leased	10/95
Peoria, Illinois	Leased	09/97
East Peoria, Illinois	Owned	10/97
Bloomington, Illinois	Owned	10/00
Peoria, Illinois (Knoxville)	Leased	12/01
Peoria, Illinois (Grand Prairie)	Leased	04/03
MARINE BANK FACILITIES
Pewaukee, Wisconsin	Leased	02/98
Wauwatosa, Wisconsin	Leased	05/98
Franklin, Wisconsin	Leased	08/00
Indianapolis, Indiana (Emerson Way)	Leased	09/98
Carmel, Indiana	Leased	08/00
Scottsdale, Arizona	Leased	10/01
CITRUS BANK FACILITIES
Vero Beach, Florida	Owned	04/90
Sebastian, Florida	Owned	02/93
Barefoot Bay, Florida	Owned	09/96
North Miami Beach, Florida	Leased	12/01
Coral Gables, Florida	Leased	04/03
Boca Raton, Florida	Leased	04/03
NONBANK SUBSIDIARIES:
CIB MARINE BANCSHARES, INC.
Champaign, Illinois	Leased	10/99
Gurnee, Illinois	Leased	04/05
Chicago, Illinois	Leased	01/05
Naperville, Illinois	Leased	02/06

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

Negotiations ensued and CIB Marine and the insurer discussed an arrangement in which the insurer would pay 35% of the costs of defense of the Ruedi and Lewis cases incurred by CIB Marine and the individual defendants and CIB Marine would pay the remaining 65% of those reasonable costs. The parties negotiated the terms of their agreement, which was reflected in a written agreement accepted by the insurer, but was not executed by the parties. Pending addressing open issues with regard to expanding the scope of this agreement to include the Burchett and Fasano/Arundel cases, the insurer informed the insureds that it would not sign the agreement regarding the Lewis and Ruedi cases. The insurer contends that the act of plaintiff’s counsel in Lewis providing an affidavit from Ruedi to the court in connection with one of the pending motions regarding vacating the stay of discovery gives the insurer grounds to invoke an exclusion under the policy that applies when an insured under the policy, which the insurer contends Ruedi is, assists a plaintiff, such as Lewis, in the prosecution of a case against other insureds, such as the Lewis case. Accordingly, the insurer has advised the insureds that it will no longer pay any of the costs of defense of the Lewis case. CIB Marine understands that this refusal also applies to any judgment that may be entered against any insured in Lewis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CIB Marine did not submit any matters to a vote of its shareholders during the quarter ended December 31, 2007.

Supplemental Item. Executive Officers of Registrant.

The following table sets forth the names, ages and positions of all executive officers of CIB Marine at March 1, 2008, the period that each has held positions with CIB Marine, and a brief account of each officer’s business experience during at least the past five years. Under CIB Marine’s by-laws, executive officers are elected annually by the Board of Directors, and each executive officer holds office until his/her successor has been duly elected and qualified or until the earlier of his/her death, resignation or removal.

Name and Age	Office and Experience
John P. Hickey, Jr. (60)
Mr. Hickey has served as President and Chief Executive Officer of CIB Marine since March 2007, Director of CIB Marine since May 2007, and Director, President and CEO of Marine Bank since April 2006. Prior to joining Marine Bank, Mr. Hickey was Senior Vice President of Business Banking at Guaranty Bank in 2006; and from 2001 to 2005 held senior management positions with Marsh McLennan, first as Managing Director of the Western region, then as the Managing Director of a substantial business segment of the company.

Edwin J. Depenbrok (51)
Mr. Depenbrok was appointed Senior Vice President and Chief Financial Officer in January 2008. Mr. Depenbrok, through his consulting firm, dbrok group, LLC (dbrok), was engaged as a consultant by CIB Marine in February 2007 to provide financial management services. Mr. Depenbrok founded and has been employed by dbrok since 2001.

Charles J. Ponicki (57)
Mr. Ponicki has served as Senior Vice President and Chief Credit Officer since January 2008, and was Wisconsin Market President of Marine Bank from September 2007 to December 2007. From 2006 to September 2007, Mr. Ponicki provided acquisition sourcing and due diligence, credit policy and governance, and de novo formation consulting services to banks. From 2002 to 2005, Mr. Ponicki was Executive Vice President of Business Banking at Cole Taylor Bank.

Daniel J. Rasmussen (42)	Mr. Rasmussen has served as Senior Vice President, General Counsel and Secretary of CIB Marine since April 2005. He was Vice President and Senior Attorney of CIB Marine from 1999 to 2005.

Michael L. Rechkemmer (58)
Mr. Rechkemmer has been Executive Vice President of CIB Marine since July 1999 and Chief Operations Officer since April 2000. He was interim President and CEO of CIB Marine’s former Chicago banking subsidiary, CIB Bank (Hillside, Illinois) (“CIB-Chicago”) from March 2004 to November 2004.

Patrick J. Straka (41)
Mr. Straka has served as Senior Vice President, Chief Investment Officer and Economist of CIB Marine since February 1999. He was Vice President, Investment Officer and General Auditor of CIB Marine from 1995 to February 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Although there is currently no active trading market for shares of CIB Marine’s common stock, the common stock  is quoted on the Pink Sheets under the trading symbol “CIBH.PK.” Pink Sheet quotations do not reflect retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The following table sets forth the high and low closing quotations for CIB Marine common stock for the past two years as quoted on the Pink Sheets.

	OTCBB Bid Quotations
Fiscal Quarter Ended	High	Low
March 31, 2006	$5.50	$4.75
June 30, 2006	5.50	4.55
September 30, 2006	5.05	4.50
December 31, 2006	5.02	4.80
March 31, 2007	5.07	4.60
June 30, 2007	4.65	3.35
September 30, 2007	4.10	2.45
December 31, 2007	3.20	1.05

As of February 29, 2008, there were approximately 1,256 holders of record of CIB Marine common stock.

CIB Marine has not paid cash dividends on its common stock. As a result of recent losses, CIB Marine does not currently have any intentions to pay a cash dividend. Further, CIB Marine is restricted by the regulators from paying cash dividends. Also, as a result of the agreement entered into with its regulator, CIB Marine has elected to defer all interest payments on its junior subordinated debentures subsequent to December 31, 2003. According to the terms of its junior subordinated debt agreements, during the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock. Restrictions on CIB Marine’s ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed under, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Item 8, Note 14-Stockholders’ Equity in Part II of this Form 10-K. CIB Marine will periodically evaluate its financial position to determine whether to pay cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth CIB Marine’s selected consolidated financial data. The following information should be read in conjunction with Item 8-Financial Statements and Supplementary Data and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part II of this Form 10-K. In the fourth quarter of 2005, CIB Marine sold the assets and operations of MICR and is in the process of winding down its remaining affairs. In the fourth quarter of 2004, CIB Marine sold Hillside Investors, including its banking subsidiary, CIB-Chicago which accounted for 46% of CIB Marine’s consolidated assets at December 31, 2003. The assets and operations of MSI were sold in the third quarter of 2004 and Commercial Finance was sold in the second quarter of 2004. Discontinued operations for 2007, 2006 and 2005 includes the results of CIB Construction (including Canron), MSI and MICR. In all other years presented, discontinued operations includes CIB Construction (including Canron), MSI, MICR, CIB-Chicago, and Commercial Finance.

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$62,694	$61,509	$59,849	$69,979	$96,663
Interest expense	40,067	38,242	34,795	37,287	46,578
Net interest income	22,627	23,267	25,054	32,692	50,085
Provision for (reversal of) credit losses	6,413	(4,384)	(8,669)	17,432	50,506
Net interest income (loss) after provision for credit losses	16,214	27,651	33,723	15,260	(421)
Noninterest income(1)	3,050	4,542	2,933	3,678	5,113
Noninterest expense	34,472	42,131	51,008	52,729	51,348
Loss from continuing operations before income taxes	(15,208)	(9,938)	(14,352)	(33,791)	(46,656)
Income tax expense (benefit)	3	(99)	(1,208)	(5,240)	1,906
Loss from continuing operations	(15,211)	(9,839)	(13,144)	(28,551)	(48,562)
Discontinued operations:
Pretax income (loss) from discontinued operations	417	660	3,850	15,618	(92,147)
Income tax expense (benefit)	(1,023)	99	2,367	4,414	(3,061)
Income (loss) from discontinued operations	1,440	561	1,483	11,204	(89,086)
Net loss	$(13,771)	$(9,278)	$(11,661)	$(17,347)	$(137,648)
Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.83)	$(0.54)	$(0.72)	$(1.56)	$(2.66)
Discontinued operations	0.08	0.03	0.08	0.61	(4.87)
Net loss	$(0.75)	$(0.51)	$(0.64)	$(0.95)	$(7.53)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.83)	$(0.54)	$(0.72)	$(1.56)	$(2.66)
Discontinued operations	0.08	0.03	0.08	0.61	(4.87)
Net loss	$(0.75)	$(0.51)	$(0.64)	$(0.95)	$(7.53)
Dividends	—	—	—	—	—
Book value per share	$3.29	$3.91	$4.32	$4.83	$5.94
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,245,884	18,286,550
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,245,884	18,286,550
Financial Condition Data
Total assets	$1,005,787	$997,584	$1,138,428	$1,385,908	$3,186,237
Loans	595,861	522,724	515,544	746,615	2,360,041
Allowance for loan losses	(20,706)	(20,906)	(24,882)	(29,551)	(109,872)
Securities	316,321	345,602	493,409	379,024	637,356
Deposits	745,590	739,784	867,700	1,178,488	2,821,218
Deposits of branches held for sale	—	55,365	66,991	—	—
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	159,473	91,510	94,108	87,916	200,734
Stockholders’ equity	60,306	71,613	79,182	92,892	108,523
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2) (9)	2.40%	2.29%	2.06%	2.22%	3.12%
Net interest spread (3) (9)	1.58	1.59	1.56	1.96	2.81
Noninterest income to average assets(4)(9)	0.33	0.47	0.52	1.29	0.59
Noninterest expense to average assets (9)	3.52	3.99	4.06	3.27	2.93
Efficiency ratio (5) (9)	132.37	148.38	161.75	94.20	81.20
Loss on average assets (6)	(1.41)	(0.88)	(0.93)	(0.62)	(3.94)
Loss on average equity (7)	(20.11)	(12.78)	(13.51)	(20.06)	(63.02)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	3.18%	4.24%	8.17%	8.41%	6.58%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.02	2.23	3.96	4.75	6.15
Allowance for loan losses to total loans	3.47	4.00	4.83	3.96	4.66
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	109.37	94.37	59.06	47.08	70.72
Net charge-offs (recoveries) to average loans	1.14	(0.08)	(0.67)	3.85	3.81
Capital ratios:
Total equity to total assets	6.00%	7.18%	6.96%	6.70%	3.41%
Total risk-based capital ratio	17.26	20.95	21.37	17.47	7.19
Tier 1 risk-based capital ratio	10.62	14.32	15.33	13.11	5.03
Leverage capital ratio	7.92	9.51	9.20	5.63	4.23
Other data:
Number of employees (full-time equivalent)(8)	258	301	359	482	898
Number of banking facilities	25	30	37	41	57

(1)
Noninterest income includes pretax gains on investment securities of $0.4 million for the year ended December 31, 2005. There were no pretax gains on investment securities in 2007, 2006, 2004 and 2003.

(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2003 the effective tax rate used to calculate the tax-equivalent basis was 35%. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at December 31, 2007, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, the 2007, 2006, 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2007, 2006, 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.43%, 2.34%, 2.13% and 2.28%, respectively.

(3)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Loss on average assets is net loss divided by average total assets.

(7)	Loss on average equity is net loss divided by average common equity.

(8)
Does not include the employees of Canron and MICR which are manufacturing companies held for disposal. These companies had aggregate full-time equivalent employees of 2 in 2007, 2006 and 2005, 37 in 2004, and 49 in 2003.

(9)	Ratio is calculated based on the total income/expense and average assets/liabilities for continuing and discontinued operations.

The following table sets forth CIB Marine’s selected consolidated financial data excluding those companies included in discontinued operations.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$62,694	$61,509	$59,849	$69,979	$96,663
Interest expense	40,067	38,242	34,795	37,287	46,578
Net interest income	22,627	23,267	25,054	32,692	50,085
Provision for (reversal of) credit losses	6,413	(4,384)	(8,669)	17,432	50,506
Net interest income (loss) after provision for credit losses	16,214	27,651	33,723	15,260	(421)
Noninterest income(1)	3,050	4,542	2,933	3,678	5,113
Noninterest expense	34,472	42,131	51,008	52,729	51,348
Loss from continuing operations before income taxes	(15,208)	(9,938)	(14,352)	(33,791)	(46,656)
Income tax expense (benefit)	3	(99)	(1,208)	(5,240)	1,906
Net loss from continuing operations	$(15,211)	$(9,839)	$(13,144)	$(28,551)	$(48,562)
Common Share Data
Basic-loss from continuing operations	$(0.83)	$(0.54)	$(0.72)	$(1.56)	$(2.66)
Diluted-loss from continuing operations	$(0.83)	$(0.54)	$(0.72)	$(1.56)	$(2.66)
Dividends	—	—	—	—	—
Book value per share	$3.29	$3.91	$4.32	$4.83	$5.94
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,245,884	18,286,550
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,245,884	18,286,550
Financial Condition Data
Total assets	$1,003,936	$993,472	$1,132,515	$1,371,043	$1,704,149
Loans	595,259	522,624	515,544	746,615	1,231,412
Allowance for loan losses	(20,706)	(20,906)	(24,882)	(29,551)	(54,382)
Securities	316,321	345,602	493,409	379,024	353,754
Deposits	745,590	739,784	867,700	1,178,488	1,515,574
Deposits of branches held for sale	—	55,365	66,991	—	—
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	159,473	91,510	94,108	87,916	123,074
Stockholders’ equity	60,306	71,613	79,182	92,892	108,523
Financial Ratios and Other Data
Performance Ratios:
Net interest margin (2)	2.39%	2.29%	2.06%	2.21%	3.02%
Net interest spread (3)	1.57	1.59	1.57	1.91	2.70
Noninterest income to average assets (4)	0.31	0.43	0.20	0.24	0.29
Noninterest expense to average assets	3.54	4.01	4.05	3.49	2.87
Efficiency ratio (5)	134.25	151.50	184.60	144.98	90.85
Loss on average assets (6)	(1.56)	(0.94)	(1.04)	(1.89)	(2.72)
Loss on average equity (7)	(22.21)	(13.56)	(15.23)	(33.02)	(22.23)
Asset Quality Ratios:
Nonaccrual loans restructured loans and loans 90 days or more past due and still accruing to total loans	3.18	4.24%	8.17%	8.41%	4.56%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.02	2.24	3.98	4.79	3.47
Allowance for loan losses to total loans	3.48	4.00	4.83	3.96	4.42
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	109.37	94.37	59.06	47.08	96.85
Net charge-offs (recoveries) to average loans	1.14	(0.08)	(0.67)	4.06	2.04
Capital Ratios:
Total equity to total assets	6.01%	7.21%	6.99%	6.78%	6.37%
Total risk-based capital ratio	17.26	20.95	21.54	17.53	13.38
Tier 1 risk-based capital ratio	10.62	14.32	15.45	13.16	10.33
Leverage capital ratio	7.92	9.51	9.20	9.08	8.10
Other Data:
Number of employees (full-time equivalent)	258	301	359	482	590
Number of banking facilities	25	30	37	41	41

(1)
Noninterest income from continuing operations includes pretax gains on investment securities of $0.4 million for the year ended December 31, 2005. There were no pretax gains on investment securities in 2007, 2006, 2004 and 2003.

(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. For 2003 the effective tax rate used to calculate the tax-equivalent basis was 35%. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at December 31, 2007, 2006, 2005 and 2004 no U.S. federal or state loss carryback potential remains. Accordingly, the 2007, 2006, 2005 and 2004 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2007, 2006, 2005 and 2004 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.43%, 2.34%, 2.13% and 2.29%, respectively.

(3)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.

(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.

(6)	Loss on average assets is net loss divided by average total assets.

(7)	Loss on average equity is net loss divided by average common equity.

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

Other Investments

Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but not more than 50%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired, CIB Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2007, 2006, and 2005, CIB Marine recognized $0.7 million, zero and $0.1 million, respectively, of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded or previously recognized losses reversed and a gain recorded. At December 31, 2007 and 2006, other investments totaled $1.4 million and $2.8 million, respectively, all of which are illiquid. See the other asset discussion for further information.

Assets of Companies Held for Sale or Disposal

Companies, and/or the operations of companies, which have met the accounting criteria of held for sale or disposal are carried at the lower of cost or fair market value less estimated selling costs. The valuations of such businesses are allocated to the assets and liabilities of the businesses. The asset groups are then periodically evaluated for impairment as required under Financial Accounting Standards Board (“FASB”) Statement No. 144, based upon the estimated undiscounted cash flows of the asset group. If the estimated undiscounted cash flows of the asset group are not sufficient to recover the carrying value of the asset group, then the fair value of the asset group is determined using a discounted cash flow approach. If the fair value of the asset group is less than the carrying amount, a loss is recognized. Should future estimated cash flows be reduced or if applicable discount rates increase, then the carrying value of the asset groups may need to be reduced and a loss recorded. When these assets are acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value, less estimated selling cost, is charged as a loan loss against the allowance for loan losses. Net operating income or loss of the companies held for disposal and which meet the criteria as discontinued operations are included in gain or loss from discontinued operations. Once a decision is made to cease operations and liquidate the company, CIB Marine discontinues recording any future operating results of the company and records an impairment value, if any, based on the estimated liquidation value of the company’s net assets less costs to sell. The impairment loss is recorded as loss from discontinued operations. At December 31, 2007 and 2006, CIB Marine had three companies classified as held for sale/disposal; CIB Construction, including Canron, MICR and MSI. MICR and Canron were acquired in full or partial satisfaction of loans. The remaining assets and liabilities of these companies were included in assets/liabilities of companies held for sale/disposal. During the fourth quarter of 2005, CIB Marine sold substantially all the assets and operations of MICR. During the fourth quarter of 2004, CIB Marine sold substantially all the assets and liabilities of MSI. CIB Marine is in the process of winding down the remaining affairs of these companies. CIB Marine retained liability for repurchase obligations of MSI relative to certain mortgage loans as a result of external fraud and/or documentation issues. During the third quarter of 2003, the Boards of Directors of CIB Marine and of Canron authorized management to cease operating Canron and commence a wind down of its affairs and a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders.

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

Due to the significant losses incurred in 2006 and 2007 and the expectation of additional losses in 2008, management has determined that it is not more likely than not that the entire net deferred tax asset of $82.9 million at December 31, 2007, which includes the entire net deferred tax asset of companies held for sale or disposal of $6.0 million, will be realized. Therefore, a valuation allowance for the entire amount has been established, including net deferred tax assets of companies held for sale or disposal.

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of and for the year ended December 31, 2007. See Note 1-Summary of Significant Accounting Policies in Item 8, Part II of this Form 10-K for discussion of the effect the adoption of FIN 48 had on the consolidated financial statements.

INTRODUCTION

The following is a discussion and analysis of CIB Marine’s consolidated financial condition as of December 31, 2007 and 2006, and its changes in financial condition and results of operations for the three years ended December 31, 2007, 2006 and 2005. References in the discussion below to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part II, Item 8 of this Form 10K.

OVERVIEW

During 2007, CIB Marine continued its expense management initiatives and took a number of steps to return to profitability including focusing on top-line revenue growth by expanding lending products, purchasing pools of prime home equity loans, attracting experienced commercial bankers and repositioning its funding sources from higher cost time deposits to lower cost short-term borrowings. In addition, CIB Marine’s subsidiary banks closed three branches and sold the deposits and equipment of two other branches. CIB Marine continued the wind down of the remaining business affairs of its discontinued operations, namely, MICR; MSI; and CIB Construction, including its subsidiary, Canron, which is in voluntary liquidation.

Net loss increased to $13.8 million in 2007 compared to a net loss of $9.3 million in 2006 and $11.7 million in 2005. Assets were $1.0 billion at both December 31, 2007 and 2006. At both December 31, 2007 and 2006, CIB Marine had three companies included in assets and liabilities of companies held for disposal: CIB Construction, including Canron; MICR; and MSI. The majority of the assets and operations of MICR and MSI were sold in prior periods and during 2007 CIB Marine continued to wind down the remaining business affairs of these two companies. Canron, a subsidiary of CIB Construction, continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process.

RESULTS OF OPERATIONS

The following discussion relates to continuing operations unless otherwise noted.

Net Income

CIB Marine’s net loss increased $4.5 million from a net loss of $9.3 million in 2006 to a net loss of $13.8 million in 2007. Loss from continuing operations increased $5.4 million from $9.8 million in 2006 to $15.2 million in 2007. Net income from discontinued operations increased $0.9 million from $0.6 million to $1.4 million during the same respective periods. The increase was mainly due to a partial reversal of a tax exposure item related to a subsidiary CIB Marine sold in 2004. See the income tax discussion for further information on this exposure item.

Net loss from continuing operations was $15.2 million in 2007 compared to $9.8 million in 2006. The $5.4 million increase in net loss from continuing operations was primarily due to a $10.8 million change in the provision for credit losses from a negative $4.4 million in 2006 as compared to a provision of $6.4 million in 2007, and a $1.5 million decrease in net gain on sale of branches. The change in the provision for credit losses was driven by net charge-offs during 2007 as compared to net recoveries in 2006 and an increase in the provision for the fixed rate home equity pools CIB Marine purchased in 2006 and the first quarter of 2007. The decreases in net income resulting from the provision and branch sales was partially offset by a $7.7 million decrease in noninterest expense. The 2006 noninterest expense included a $1.8 million settlement expense related to the Hadley litigation and a $1.1 million impairment on securities. Additionally, compensation expense decreased $2.3 million in 2007 compared to 2006 due to management initiatives and the closing and sales of branches, and professional services decreased $1.1 million during the same period primarily due to reduced legal fees resulting from the settlement of litigation.

CIB Marine’s net loss was $9.3 million in 2006 compared to a net loss of $11.7 million in 2005. The decrease in net loss was primarily the result of a $3.3 million decrease in net loss from continuing operations, partially offset by a $0.9 million decline in the net income of discontinued operations. The decrease in discontinued operations was due to a $3.2 million decrease in pretax income from discontinued operations as CIB Marine continued the wind down of nonbank subsidiaries, partially offset by a $2.3 million decrease in income tax expense of discontinued operations primarily due to a change in the tax exposure reserves. Net loss from continuing operations was $9.8 million in 2006 compared to $13.1 million in 2005. The $3.3 million decrease in net loss from continuing operations was mainly due to a $5.2 million reduction in compensation and employee benefits as CIB Marine realized savings from its reduction in force program and the sale of certain branches, a $2.7 million gain on the sale of the deposits and assets of certain branches, a $0.5 million reduction in the net loss on securities and a $1.9 million decrease in the write down and losses on assets. These amounts were partially offset by a $4.3 million decrease in negative provision for credit losses during 2006 compared to 2005, a $1.8 million decline in net interest income and a $1.1 million decrease in income tax benefit.

The $0.5 million reduction in net loss on securities was mainly due to a $1.1 million impairment loss recognized in 2006 compared to a $2.0 million impairment loss offset by a $0.4 million gain on sale of securities in 2005. During the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. When the decision was made to sell these securities, CIB Marine had not yet filed its 2006 or 2005 Forms 10-K. As a result of this decision, CIB Marine determined the full value of these securities at December 31, 2006 and 2005 would not be fully recovered and accordingly, recognized an other-than-temporary impairment loss during both 2006 and 2005.

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

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred. There were no tax-exempt loans in 2007, 2006 or 2005. See Item 8, Note 21-Income Taxes in Part II of this Form 10-K for additional information.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Securities:
Taxable	$302,541	$14,755	4.88%	$406,560	$18,512	4.55%	$476,249	$16,545	3.47%
Tax-exempt (1)	1,569	81	5.16	3,520	161	4.57	10,551	509	4.82
Total securities	304,110	14,836	4.88	410,080	18,673	4.55	486,800	17,054	3.50
Loans held for sale	61	5	8.20	25	2	8.00	1,470	83	5.65
Loans (2)(3):
Commercial	62,004	4,683	7.55	50,234	3,873	7.71	114,331	6,769	5.92
Commercial real estate	408,064	30,558	7.49	418,907	30,790	7.35	457,125	30,147	6.59
Consumer	112,491	9,386	8.34	56,017	3,871	6.91	23,258	1,500	6.45
Total loans	582,559	44,627	7.66	525,158	38,534	7.34	594,714	38,416	6.46
Federal funds sold	58,802	3,226	5.49	79,731	4,300	5.39	133,585	4,296	3.22
Total interest-earning assets (1)	945,532	62,694	6.63	1,014,994	61,509	6.06	1,216,569	59,849	4.92

Noninterest-earning assets:
Cash and due from banks	17,415			22,886			28,255
Premises and equipment (4)	10,087			12,572			14,910
Allowance for loan losses	(19,919)			(22,968)			(25,537)
Receivables from sale of stock	(127)			(176)			(739)
Accrued interest receivable and other assets	20,485			23,677			26,741
Total noninterest- earning assets	27,941			35,991			43,630
Total assets of continuing operations	973,473			1,050,985			1,260,199
Assets of companies held for disposal	—			—			306
Total assets	$973,473			$1,050,985			$1,260,505

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$36,132	$363	1.00%	$43,001	$425	0.99%	$55,764	$628	1.13%
Money market	170,966	7,018	4.10	194,290	7,723	3.97	210,366	5,187	2.47
Other savings deposits	15,224	151	0.99	21,839	219	1.00	35,382	409	1.16
Time deposits (5)	466,151	22,163	4.75	507,013	20,880	4.12	641,274	20,773	3.24
Total interest-bearing deposits(4)	688,473	29,695	4.31	766,143	29,247	3.82	942,786	26,997	2.86
Borrowings-short-term	39,328	1,698	4.32	22,915	1,008	4.40	25,633	795	3.10
Borrowings-long-term	2,542	118	4.64	4,834	245	5.07	7,250	367	5.06
Junior subordinated debentures	61,857	8,556	13.83	61,857	7,742	12.52	61,857	6,636	10.73
Total borrowed funds	103,727	10,372	10.00	89,606	8,995	10.04	94,740	7,798	8.23
Total interest-bearing liabilities	792,200	40,067	5.06	855,749	38,242	4.47	1,037,526	34,795	3.35

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits(4)	75,670			91,668			112,470
Accrued interest and other liabilities	37,119			30,988			23,872
Total noninterest- bearing liabilities	112,789			122,656			136,342
Liabilities of continuing operations	904,989			978,405			1,173,868
Liabilities of companies held for disposal	—			—			306
Total liabilities	$904,989			$978,405			$1,174,174
Stockholders’ equity	68,484			72,580			86,331
Total liabilities and stockholders’ equity	$973,473			$1,050,985			$1,260,505
Net interest income and net interest spread (1)(6)		$22,627	1.57%		$23,267	1.59%		$25,054	1.57%
Net interest-earning assets	$153,332			$159,245			$179,043
Net interest margin (1)(7)			2.39%			2.29%			2.06%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.19			1.17

(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and at December 31, 2007, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2007, 2006 and 2005 are not presented on a tax-equivalent basis. If 2007, 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.43% , 2.34% and 2.13%, respectively.

(2)	Loan balance totals include nonaccrual loans.

(3)	Interest earned on loans includes amortized loan fees of $0.6 million, $0.6 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(4)	Includes fixed assets and deposits of branches held for sale or sold during 2007 and 2006.

(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(6)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.

(7)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $0.6 million, or 2.8%, from $23.2 million in 2006 to $22.6 million in 2007. The decrease was mainly attributable to the change in rates paid on liabilities relative to those earned on assets. While the average yield on interest-earning assets increased 57 basis points in 2007 compared to 2006, the average costs of interest-bearing liabilities increased 59 basis points. CIB Marine has various strategies to improve net interest income, including growing loans and lower cost deposits, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources, and implementing strategies to become current with the interest payments on its junior subordinated debentures.

Net interest income decreased $1.8 million, or 7.1%, from $25.1 million in 2005 to $23.3 million in 2006. The decrease was mainly volume driven as average interest-earning assets, net of interest-bearing liabilities declined $19.8 million during 2006 compared to 2005. The impact of the volume decline was partially offset by a 2 basis point increase in the net interest spread.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.
	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (2)				Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(4,999)	$1,242	$(3,757)	(20.29)%	$(2,662)	$4,629	$1,967	11.89%
Securities-tax-exempt (1)	(99)	19	(80)	(49.69)	(324)	(24)	(348)	(68.37)
Total securities	(5,098)	1,261	(3,837)	(20.55)	(2,986)	4,605	1,619	9.49
Loans held for sale	3	—	3	150.00	(106)	25	(81)	(97.59)
Commercial	890	(80)	810	20.91	(4,540)	1,644	(2,896)	(42.78)
Commercial real estate	(806)	574	(232)	(0.75)	(2,642)	3,285	643	2.13
Consumer	4,574	941	5,515	142.47	2,257	114	2,371	158.07
Total loans (including fees)	4,658	1,435	6,093	15.81	(4,925)	5,043	118	0.31
Federal funds sold	(1,147)	73	(1,074)	(24.98)	(2,169)	2,173	4	0.09
Total interest income (1)	(1,584)	2,769	1,185	1.93	(10,186)	11,846	1,660	2.77
Interest Expense
Interest-bearing demand deposits	(69)	7	(62)	(14.59)	(133)	(70)	(203)	(32.32)
Money market	(951)	246	(705)	(9.13)	(423)	2,959	2,536	48.89
Other savings deposits	(66)	(2)	(68)	(31.05)	(142)	(48)	(190)	(46.45)
Time deposits	(1,772)	3,055	1,283	6.14	(4,863)	4,970	107	0.52
Total deposits	(2,858)	3,306	448	1.53	(5,561)	7,811	2,250	8.33
Borrowings-short-term	709	(19)	690	68.45	(92)	305	213	26.79
Borrowings-long-term	(108)	(19)	(127)	(51.84)	(122)	—	(122)	(33.24)
Junior subordinated debentures	—	814	814	10.51	—	1,106	1,106	16.67
Total borrowed funds	601	776	1,377	15.31	(214)	1,411	1,197	15.35
Total interest expense	(2,257)	4,082	1,825	4.77	(5,775)	9,222	3,447	9.91
Net interest income (1)	$673	$(1,313)	$(640)	(2.75)%	$(4,411)	$2,624	$(1,787)	(7.13)%

(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses, and at December 31, 2007, 2006 and 2005 no U.S. federal or state loss carryback potential remains. Accordingly, 2007, 2006 and 2005 are not presented on a tax-equivalent basis.

(2)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Interest Income

Total interest income increased $1.2 million, or 1.9%, from $61.5 million in 2006 to $62.7 million in 2007. The increase was the result of a 57 basis point increase in the average yields earned on interest-earning assets, partially offset by a $69.5 million decline in average balances on interest-earning assets. The largest increase was in interest income on loans which increased by $6.1 million, or 15.8%, from $38.5 million during 2006 to $44.6 million during 2007. The increase in loan interest income was primarily due to a $57.4 million increase in the average balance resulting from the purchase of two pools of fixed rate second lien home equity loans during the second quarter of 2006 and the first quarter of 2007. Additionally, the average yield on loans increased 32 basis points due to the rising rate environment and the purchase of the home equity pools. The pools which were purchased in June 2006 and February 2007 had a weighted average yield of 9.5% and 10.1%, respectively. See the loan discussion for further information on the 2007 purchase. The increase in interest income on loans was partially offset by a $3.8 million decrease in interest income on securities due mainly to a decrease of $106.0 million in average balances outstanding in 2007 compared to 2006. The decrease was mainly due to repayments and sales of U. S. government agency and mortgage backed securities. In accordance with its liquidity risk management strategies, CIB Marine used a portion of these proceeds to settle deposits sold as part of the branch sales and to purchase higher yielding assets.

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

Interest Expense

Total interest expense increased $1.8 million, or 4.8%, from $38.2 million in 2006 to $40.0 million in 2007. The increase was the result of a 59 basis point increase in the average rate paid on interest-bearing liabilities, partially offset by a $63.5 million decrease in the average balances of these liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, increased $0.4 million, or 1.5%, from $29.2 million in 2006 to $29.7 million in 2007, due to a 49 basis point increase in average deposit costs incurred during a rising rate environment, partially offset by a $77.7 million reduction in average deposit balances. Additionally, interest expense from borrowings increased $1.4 million during 2007 compared to 2006 primarily due the compounding effect of interest payment deferrals and higher yields on the junior subordinated debentures. CIB Marine has continued to defer the payments of interest on its junior subordinated debentures. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. In addition, total average earning assets have decreased over the past three years making the interest expense burden of the debentures even greater.  For 2007, the interest expense for the debentures was $8.6 million, or 21.4% of total interest expense and 0.9% of total average earning assets; for 2006 the interest expense for the debentures was $7.7 million, or 20.2% of total interest expense and 0.8% of total average earning assets; and for 2005 the interest expense for the debentures was $6.6 million, or 19.1% of total interest expense and 0.6% of total average earning assets.

Total interest expense increased $3.4 million, or 9.9%, from $34.8 million in 2005 to $38.2 million in 2006. The increase was the result of a 112 basis point increase in the average rate paid on interest-bearing liabilities, partially offset by a $181.8 million decrease in the average balances of interest-bearing liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, increased $2.2 million, or 8.3%, from $27.0 million in 2005 to $29.2 million in 2006, due to a 96 basis point increase in average deposit costs, partially offset by a $176.6 million reduction in average deposit balances. The decline in the average deposit volume was a result of CIB Marine’s branch sales during 2006 and less competitive pricing in a rising rate environment. Interest expense on borrowed funds during 2006 increased by $1.2 million compared to 2005 primarily due to the rising interest rate environment and the compounding effect of interest payment deferrals on junior subordinated debentures.

Net Interest Margin/Net Interest Spread

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased by 10 basis points during 2007 compared to 2006 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased by 2 basis points during the same period. The increase in the net interest margin was primarily due to rising yields on assets funded by noninterest-bearing funding sources.

CIB Marine’s net interest margin increased by 23 basis points during 2006 compared to 2005 and its net interest spread increased by 2 basis points during the same period. The increase in the net interest margin and net interest spread were primarily due to rising yields on assets relative to rising costs of liabilities. The net interest margin widened more than the net interest spread due to the increases in yields of assets funded by noninterest-bearing liabilities. CIB Marine’s net interest margin and net interest spread are adversely impacted by low loan volumes, high nonaccrual loans, low savings deposit balances and high junior subordinated debt relative to interest-earning assets.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $6.4 million during 2007, compared to a negative $4.4 million during 2006. The change in the provision was primarily due to an increase in the cumulative total of commercial, commercial real estate and commercial real estate construction loans during 2007 as compared to a decrease in the cumulative total of these loans during 2006; a $1.8 million decrease in nonaccrual loans during 2007 compared to an $8.4 million decrease in these loans during 2006; and net charge-offs compared to net recoveries during the same respective periods. Additionally, during 2007, CIB Marine increased its provision related to home equity loans to account for the purchase of a $48.2 million closed end pool of fixed rate second lien home equity loans in February 2007 and to account for the deterioration in this pool and a similar $47.8 million pool it purchased in June 2006.

At December 31, 2007, CIB Marine had a $73.0 million remaining principal balance on the $96.0 million closed end second lien home equity loan pools it purchased in June 2006 and February 2007. The quality of the loan pools deteriorated in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets beginning in the third quarter of 2007. The ratio of total loans past due 30 days or more, including nonaccrual loans, to outstanding principal balances of these two pools was 1.7% and 5.4% at December 31, 2006 and 2007, respectively. Due to the deterioration and the purchase of the $48.2 million pool in February 2007, the provision for credit losses related to these pools increased from $1.1 million in 2006 to $6.2 million in 2007.

Noninterest Income

Noninterest income decreased $1.5 million, or 32.8%, from $4.5 million in 2006 to $3.0 million in 2007, mainly due to net gains recognized on a greater number of branch sales during 2006 than in 2007. During 2007, CIB Marine sold two branches at a net pretax gain of $1.1 million while during the same period of 2006, CIB Marine sold six branches at a combined pretax gain of $2.7 million.

Noninterest income increased $1.6 million, or 54.9%, from $2.9 million in 2005 to $4.5 million in 2006. The increase was due to a $2.7 million net gain on the sale of the deposits and assets of six branches during 2006, compared to none in 2005. This increase was partially offset by a $0.4 million gain on the sale of investment securities during 2005 and a $0.4 million decrease in other service fees in 2006 compared to 2005. The decrease in other service fees is primarily due to fees collected by CIB Marine during the first quarter of 2005 for processing services it provided to CIB-Chicago subsequent to the sale of CIB-Chicago.

Noninterest Expense

Total noninterest expense decreased $7.7 million, or 18.2%, from $42.1 million in 2006, to $34.4 million in 2007. The decrease was primarily the result of the following:

•
Compensation and employee benefits expense is the largest component of noninterest expense and represented 52.7% of total noninterest expense for 2007 compared to 48.6% for 2006. Compensation and employee benefits expense decreased $2.3 million or 11.3% from $20.5 million in 2006 to $18.2 million in 2007. The decrease is primarily due to the sale and closure of certain bank branches during 2006 and 2007. The total number of full-time equivalent employees of companies included in continuing operations, decreased from 301 at December 31, 2006 to 258 at December 31, 2007.

•
Impairment loss on securities was $1.1 million for the year ended December 31, 2006 compared to none for the year ended December 31, 2007. During 2007 but prior to the issuance of its 2006 consolidated financial statements, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at December 31, 2006. Accordingly, CIB Marine realized a $1.1 million other-than-temporary loss on these certain securities during 2006. There were no such impairment losses during 2007.

•	Professional services decreased $1.1 million mainly due to reduced legal expenses resulting from the settlement of certain litigation in 2006.

•
Other expense decreased $3.4 million from $9.3 million for the year ended December 31, 2006 to $5.9 million for the year ended December 31, 2007 mainly due to a $1.8 million contingent liability recognized in the first quarter of 2006, decreased regulatory assessments and cost savings resulting from management initiatives and the closure and sale of certain bank branches. The contingent liability expense related to the settlement of the Hadley litigation in the first quarter of 2007. See Item 3-Legal Proceedings in Part I of this Form 10-K for further information regarding this litigation.

Total noninterest expense decreased $8.9 million, or 17.4%, from $51.0 million in 2005, to $42.1 million in 2006. The decrease was primarily the result of the following:

•
Compensation and employee benefits expense is the largest component of noninterest expense and represented 48.6% of total noninterest expense for 2006 compared to 50.4% for 2005. Compensation and employee benefits expense decreased $5.2 million or 20.3% from $25.7 million in 2005 to $20.5 million in 2006. The decrease is primarily due to an overall cost savings program initiated by CIB Marine and the sale and closure of certain branches in 2006 and 2007. The total number of full-time equivalent employees of companies included in continuing operations, decreased from 359 at December 31, 2005 to 301 at December 31, 2006.

On January 1, 2006, CIB Marine adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. A key provision of SFAS 123(R) requires public companies to adopt Statement 123’s fair-value method of accounting for stock options. Under this method, the cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value of these instruments. The cost is recognized over the requisite service period. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Pro forma disclosure for grants after 2005 is no longer an alternative. Prior to 2006, CIB Marine accounted for stock options in accordance with APB Opinion 25, as allowed under SFAS 123, and therefore, no compensation cost had been recognized in connection with stock options granted in any year prior to 2006. During 2006, CIB Marine adopted SFAS 123(R) on a modified prospective basis and accordingly, recorded a $0.1 million compensation expense in 2006 related to stock options.

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

•
During 2007 but prior to the issuance of its 2006 and 2005 consolidated financial statements, CIB Marine decided to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at December 31, 2006. Accordingly, CIB Marine realized a $1.1 million other-than-temporary loss on these certain securities during 2006 compared to $2.0 million other-than-temporary loss during 2005. See the Securities discussion for further information.

•
Other noninterest expense decreased $0.2 million from $9.4 million during 2005 to $9.2 million during 2006. Included in noninterest expense is a $1.8 million contingent liability expense related to the settlement of the Hadley litigation in the first quarter of 2007. See Item 3-Legal Proceedings in Part II of this Form 10-K for further information on the settlement. Offsetting the 2006 settlement expense is a $0.8 million decrease in advertising, supplies, shipping and handling due to management initiatives and closing/sale of branches; a $0.5 million decrease in FDIC and state assessments; a $0.2 million decrease in collection expense; and a $0.4 million decrease in other noninterest expense.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2007 and 2006 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not more likely than not. The continuing operations income tax benefits for 2007 and 2006 consisted primarily of the allocation of taxes in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns.

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of January 1, 2007 and as of and for the year ended December 31, 2007. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois Real Estate Investment Trust (“REIT”) owned by its former Illinois banking subsidiary, which was sold in 2004. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During 2007 the statute of limitations expired with respect to a portion of this exposure. As a result of this event, CIB Marine reversed $1.3 million of the tax liability through a credit to discontinued operations tax expense while also recording a $0.3 million charge to its discontinued operations tax expense for interest and penalties related to the remaining REIT tax exposure. At December 31, 2007 and 2006, respectively, CIB Marine had a $1.7 million and $1.9 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both December 31, 2007 and December 31, 2006, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal or state tax authorities for years before 1999. As of January 1, 2007 the gross amount of unrecognized tax benefits was $4.7 million. At December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.4 million. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48, approximately $1.0 million was accrued for the potential payment of interest and penalties. CIB Marine does not anticipate significant adjustments to the amount of total unrecognized tax benefits within the next twelve months.

FINANCIAL CONDITION

Overview

During 2007, CIB Marine continued to focus on improving its financial condition and allocated increased resources to business development as part of its strategic focus. Additionally, CIB Marine’s subsidiary banks closed three branches and sold the deposits and property and equipment of two other branches. At both December 31, 2007 and 2006, CIB Marine had total assets of $1.0 billion. While total assets remained relatively unchanged from December 31, 2006 to December 31, 2007, the asset mix changed as CIB Marine grew its loan portfolio through originations and purchases. Net loans as a percentage of total assets was 57.1% at December 31, 2007 compared to 50.3% at December 31, 2006, while the combined securities and federal funds sold was 36.6% and 42.5% at the same respective dates.

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

The carrying value and yield of CIB Marine’s securities are set forth in the following table.

	Year Ended December 31, (1)
	2007		2006		2005
	Amount	Yield to Maturity	Amount	Yield to Maturity	Amount	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$63,104	4.78%	$101,321	4.83%	$155,867	3.88%
Obligations of states and political subdivisions	31,031	5.26	32,067	5.10	27,580	5.07
Other notes and bonds	9,098	5.96	350	6.66	350	6.73
Asset-backed securities	—	—	2,192	5.65	9,568	3.72
Corporate commercial paper	—	—	4,384	5.40	13,033	4.49
Mortgage-backed securities	211,706	5.17	194,854	4.93	263,727	4.36
Total securities before market value adjustment	314,939	5.12%	335,168	4.93%	470,125	4.23%
Available for sale market value adjustment	1,382		(1,880)		(3,435)
Total securities available for sale	$316,321		$333,288		$466,690

(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, 2007, 2006 and 2005 are not presented on a tax-equivalent basis.

Total securities outstanding at December 31, 2007 were $316.3 million, a decrease of $17.0 million, or 5.1%, from $333.3 million at December 31, 2006. The decrease was mainly due to repayment and sales proceeds being used to settle deposits sold as part of branch sales and purchase higher yielding assets. During the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supported CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were also used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007.

At December 31, 2007, 20.0% of the portfolio consisted of U.S. government agency securities, compared to 30.2% at December 31, 2006, and 67.2% of the portfolio consisted of mortgage-backed securities compared to 58.1% at those same periods. Obligations of states and political subdivisions represented 9.9% of the portfolio at December 31, 2007, compared to 9.6% at December 31, 2006. Most of these obligations were general obligations of states or political subdivisions of states in which CIB Marine’s subsidiaries are located. The ratio of total securities to total assets was 31.5% and 33.4% at December 31, 2007 and 2006, respectively.

Securities classified as available for sale are those that CIB Marine has not classified as held to maturity or as trading securities. CIB Marine has not maintained any securities for trading purposes or classified any securities as held for maturity. CIB Marine may sell securities classified as available for sale if it believes the sale is necessary for liquidity, asset/liability management or other reasons. Securities available for sale are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of accumulated other comprehensive income in equity. Based on its evaluation of the individual securities in its available for sale portfolio at December 31, 2007, CIB Marine has determined that it has no securities in its portfolio which are other-than-temporarily impaired.

CIB Marine invests in residential mortgage backed securities (“MBS”) including those in the form of passthrough securities, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). The issuers of the securities include the government agency Government National Mortgage Association (“GNMA”), the government sponsored enterprises Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), and certain private issuers. CIB Marine’s investments in private issuer MBS include only those classes of securities whose cash flows have been structured to provide a senior and superior position relative to lesser classes of securities that share the same residential mortgage collateral. This form of credit enhancement provides the senior class holders with a higher level of protection against credit losses than if CIB Marine were to wholly own the mortgages itself. CIB Marine had balances of $35.2 million yielding 4.91% and $100.4 million yielding 5.43% in private issuer MBS at December 31, 2006 and 2007, respectively. CIB Marine has increased its holdings in this type of security due to the higher yields attainable. At December 31, 2007, all of CIB Marine’s investments in private issuer MBS are performing and are rated AAA investment grade by one or more of the nationally recognized statistical rating agencies. The predominant forms of underlying collateral in the securities are fixed rate, first lien mortgages where the majority of the weighted average loan-to-value ratios and borrower credit scores are less than 70% and greater than 730, respectively. Credit losses in the securities could result if mortgage collateral losses reach certain levels. However at this time, CIB Marine expects to receive scheduled principal and interest payments in a timely manner and does not anticipate any credit losses and as a result, CIB Marine has not recognized any impairment on these securities. In addition, CIB Marine invests in debt obligations collateralized by diversified pools of bank trust preferred securities, property and casualty insurance debt, and for one such security, loans to REITs. CIB Marine had a balance of $8.3 million in these securities yielding 5.96% at December 31, 2007. CIB Marine had no investment in these securities at December 31, 2006. All of CIB Marine’s investment holdings are rated investment grade at December 31, 2007. CIB Marine does not anticipate any credit losses in the securities and has not recognized any impairment on them. However, given the conditions in the housing markets, the credit markets and the general economy at this time, CIB Marine does recognize a higher than normal risk for a potential deterioration in the credit ratings assigned the investment securities, a greater vulnerability for market prices of the securities to deteriorate, and the potential for conditions to worsen to the extent that payment delays or credit losses could occur.

The following table presents the maturities and weighted average yields of securities as of December 31, 2007.

	December 31, 2007
	1 Year and Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity
U.S. government agencies	$18,471	4.49%	$44,633	4.91%	$—	—%	$—	—%	$63,104	4.78%
Obligations of states and political subdivisions	655	5.51	1,206	5.09	14,599	5.03	14,571	5.48	31,031	5.26
Other notes and bonds	—	—	350	5.98	—	—	8,748	5.96	9,098	5.96
Commercial paper	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	104	6.39	599	3.87	22,509	5.11	188,494	5.18	211,706	5.17
Total securities before market value adjustment	$19,230	4.53%	$46,788	4.91%	$37,108	5.08%	$211,813	5.24%	$314,939	5.12%
Available for sale market value adjustment									1,382
Total securities									$316,321

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

Loans, net of the allowance for loan losses, were $574.5 million at December 31, 2007, an increase of $72.8 million, or 14.5%, from $501.7 million at December 31, 2006, and represented 57.1% and 50.3% of CIB Marine’s total assets at December 31, 2007 and 2006, respectively. The majority of the increase was in commercial real estate construction and commercial loans which increased $28.6 million and $13.3 million, respectively, resulting from CIB Marine’s business development strategy, and home equity loans which increased $50.5 million. The increase in the home equity portfolio was primarily due to the purchase of a closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation, in the amount of $48.2 million in June 2007. The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709. These increases were partially offset by a $24.0 million decline in commercial real estate loans during 2007.

CIB Marine has no plans to acquire any further home equity portfolios.  In the course of business, CIB Marine may acquire home equity or other consumer loans from other lenders, but only on a loan by loan basis where CIB Marine reserves the right to decline individual loans that do not meet its standards.  In addition, CIB Marine, as a community bank in the markets it serves, will make commercial real estate loans either acting as a lead lender or participating with other banks.  However, it applies a standard credit process to all commercial lending to effectively manage credit risk throughout its markets.

The following tables sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS :

	December 31,
	2007(1)		2006 (1)		2005 (1)		2004 (1)		2003 (2)
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$63,046	10.6%	$49,777	9.5%	$69,048	13.4%	$193,574	25.9%	$708,252	29.9%
Factored receivables	—	—	—	—	—	—	—	—	11,447	0.5
Commercial real estate	258,265	43.5	282,233	54.0	323,384	62.6	404,503	54.1	1,184,542	50.1
Commercial real estate construction	139,663	23.5	111,040	21.3	89,313	17.3	109,676	14.7	363,822	15.4
Residential real estate	21,540	3.6	19,225	3.7	19,925	3.9	31,027	4.1	85,893	3.6
Home equity loans	108,486	18.3	57,990	11.1	12,603	2.4	7,701	1.0	12,272	0.5
Consumer loans	3,241	0.5	2,363	0.4	2,179	0.4	2,124	0.3	3,554	0.2
Receivables from sale of stock	(121)	(0.0)	(151)	(0.0)	(202)	(0.0)	(946)	(0.1)	(5,208)	(0.2)
Gross loans	594,120	100.0%	522,477	100.0%	516,250	100.0%	747,659	100.0%	2,364,574	100.0%
Deferred loan fees	1,741		247		(706)		(1,044)		(4,533)
Total loans	595,861		522,724		515,544		746,615		2,360,041
Allowance for loan losses	(20,706)		(20,906)		(24,882)		(29,551)		(109,872)
Net loans	$575,155		$501,818		$490,662		$717,064		$2,250,169

(1)	Includes loans of Mortgage Services, Inc. whose operations and substantially all of its assets were sold in 2004.

(2)
Includes loans of CIB-Chicago and Commercial Finance which were both sold in the fourth quarter of 2004. Also included are loans of Mortgage Services Inc. whose operations and substantially all of its assets were sold in 2004.

CIB MARINE-CONTINUING OPERATIONS ONLY:

	December 31,
	2007		2006		2005		2004		2003
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$63,046	10.6%	$49,777	9.5%	$69,048	13.4%	$193,574	25.9%	$416,323	33.8%
Commercial real estate	258,265	43.5	282,233	54.0	323,384	62.6	404,503	54.1	537,791	43.6
Commercial real estate construction	139,663	23.5	111,040	21.3	89,313	17.3	109,676	14.7	205,359	16.6
Residential real estate	20,938	3.5	19,125	3.7	19,925	3.9	31,027	4.1	63,120	5.1
Home equity loans	108,486	18.3	57,990	11.1	12,603	2.4	7,701	1.0	9,876	0.8
Consumer loans	3,241	0.6	2,363	0.4	2,179	0.4	2,124	0.3	3,030	0.2
Receivables from sale of stock	(121)	(0.0)	(151)	(0.0)	(202)	(0.0)	(946)	(0.1)	(1,530)	(0.1)
Gross loans	593,518	100.0%	522,377	100.0%	516,250	100.0%	747,659	100.0%	1,233,969	100.0%
Deferred loan fees	1,741		247		(706)		(1,044)		(2,557)
Total loans	595,259		522,624		515,544		746,615		1,231,412
Allowance for loan losses	(20,706)		(20,906)		(24,882)		(29,551)		(54,382)
Net loans	$574,553		$501,718		$490,662		$717,064		$1,177,030

Commercial Loans. At December 31, 2007, commercial loans totaled $63.0 million, an increase of $13.3 million, or 26.7%, from the prior year-end and represented 10.6% of gross loans. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Commercial loans generally have floating interest rates.

Commercial Real Estate Loans. At December 31, 2007, commercial real estate loans decreased $24.0 million, or 8.5%, from the prior year end and represented 43.5% of gross loans. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates. CIB Marine’s underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

Commercial Real Estate Construction Loans. At December 31, 2007, commercial real estate construction loans totaled $139.7 million, an increase of $28.6 million, or 25.8%, over the prior year end and represented 23.5% of gross loans. Commercial real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Prior to approving construction financing CIB Marine generally requires that permanent financing for the project has been approved by CIB Marine or a nonaffiliated third party, or there is a significant number of pre-sold units or pre-leased units (depending on project type) to evidence the economic viability of the project. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable interest rates.

Residential Real Estate Loans. At December 31, 2007, residential mortgage loans, that are not held for sale totaled $21.5 million and represented 3.6% of gross loans, compared to $19.2 million and 3.7%, respectively, at December 31, 2006.

Home Equity and Consumer Loans. CIB Marine also offers a variety of other types of consumer loans, including installment, home equity and credit card loans. These consumer loans totaled $111.7 million at December 31, 2007 and represented 18.8% of gross loans, compared to $60.4 million and 11.5%, respectively, at December 31, 2006. During 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709.

Leveraged Financing. CIB Marine has also provided leveraged financing, including mezzanine loans, to certain of its borrowers through CIB Marine Capital. Such loans were included in the applicable loan categories. During the fourth quarter of 2003, CIB Marine Capital ceased to offer new loans and began the winding down of its affairs, including the sale and collection of outstanding loans. CIB Marine does not expect the mezzanine loan portfolio will represent a significant portion of the total loan portfolio in the future. At December 31, 2006 CIB Marine Capital had $0.8 million in gross mezzanine loans outstanding with an allocated specific reserve for the full amount of the outstanding loan balance. During the first quarter of 2007, the entire balance of these loans was charged off. At December 31, 2007 CIB Marine Capital had no mezzanine loans outstanding.

Receivables from Sale of Stock. CIB Marine’s subsidiary banks have made loans to borrowers to purchase CIB Marine stock in private placement offerings from CIB Marine, or from other shareholders. Loans originated by CIB Marine’s subsidiary banks to purchase CIB Marine stock that are not sufficiently collateralized by assets other than CIB Marine stock are accounted for as a reduction of stockholders’ equity unless the loan has been repaid prior to the issuance of the financial statements. Such loans are recorded as receivables from sale of stock (a contra-equity account) and totaled $0.1 million and $0.2 million at December 31, 2007 and December 31, 2006, respectively. Interest earned on these loans was $0.01 million in both 2007 and 2006, and $0.03 million in 2005, and is included in “interest and dividend income-loans” and “discontinued operations” as appropriate.

Loan Maturities. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2007. Maturities are based upon contractual terms of the underlying loans and amounts exclude assets of companies held for sale.

	December 31, 2007
	1 year and less	1 to 5 Years	Over 5 years	Total
	(Dollars in thousands)
Commercial	$40,377	$21,873	$796	$63,046
Commercial real estate	74,057	134,008	50,200	258,265
Commercial real estate construction	105,422	32,919	1,322	139,663
Residential real estate	13,187	3,132	4,619	20,938
Home equity loans	75,887	10,856	21,743	108,486
Consumer loans	1,166	1,991	84	3,241
Loans to purchase stock	(121)	—	—	(121)
Total gross loans	$309,975	$204,779	$78,764	$593,518
Sensitivity to changes in interest rates
Fixed rates	152,564	129,377	46,122	328,063
Variable rates	157,411	75,402	32,642	265,455
Total gross loans	$309,975	$204,779	$78,764	$593,518

Credit Concentrations

At December 31, 2007 CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At December 31, 2007, the total outstanding commitments on that borrowing relationship, including lines of credit not fully drawn, was 36.9% of equity and 3.7% of total loans, and the principal drawn and outstanding on loans in this one borrowing relationship was $6.9 million. As of December 31, 2007 all loans within this borrowing relationship were current. At December 31, 2006, CIB Marine also had one borrowing relationship that exceeded 25% of stockholders’ equity. At December 31, 2006, the total outstanding commitments on that borrowing relationship to a commercial general contractor, including lines of credit not fully drawn, were 25.8% of equity and 3.5% of total loans, and the principal drawn and outstanding was $3.1 million.

At December 31, 2007, CIB Marine also had credit relationships within five industries or industry groups with loans outstanding in that industry or industry group that exceeded 25% of its stockholders’ equity:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$174.6	29%	290%
Residential Real Estate Developers	139.4	23	231
Health Care Facilities	29.7	5	49
Motel and Hotel	20.8	4	35
Nursing/Convalescent Homes	18.5	3	31

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

Loan Approval. The approval process for a loan depends upon the size of the borrowing relationship. Depending on the size, new loans and modifications or renewals of existing loans are approved either under a signature authority matrix or by the Executive Loan Committee, as created by the Board of Directors. In general, loans are approved under a sponsor/approver system (signature matrix) under which the Executive Loan Committee has granted pre-approved limits for individual lenders and credit department staff. The line personnel sponsor the credit and the credit department personnel approve the credit up to their assigned authority. The Executive Loan Committee reviews and approves all loans, renewals or modifications of existing loans to a borrower, or a related group of borrowers, which are individually or in the aggregate, including existing credits to such a borrower, or related group of borrowers, $2.5 million or greater. Since 2004 the Board has affirmed its commitment to limiting credit relationships. In 2007, CIB Marine further determined to target a lower exposure of $15.0 million per relationship except under certain circumstances. In 2007, CIB Marine’s President and CEO and the Chief Credit Officer of CIB Marine continued to hold veto authority over any loan. CIB Marine believes that these procedures have strengthened its underwriting process and provide additional controls to monitor and evaluate credit concentrations.

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

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. At December 31, 2007, the allowance for loan losses was $20.7 million or 3.5% of total loans compared to $20.9 million, or 4.0% of total loans at December 31, 2006. Total charge-offs for 2007 were $8.2 million, while recoveries were $1.6 million. This compares to loan charge-offs of $0.6 million and recoveries of $1.0 million in 2006. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K.

The increase in charge-offs increased during 2007 compared to 2006 was predominately in commercial real estate and home equity loans.  These increases were largely related to charge-offs of a significant commercial real estate credit and to charge-offs in the purchased home equity loan pools.  Given the conditions in the housing markets and the economy in general, CIB Marine expects that the amount of charge-offs will continue to be at higher levels relative to those experienced during 2006.  Additional provisions to the allowance for loan losses were made during 2007 to account for the increase in the loan portfolio and the deterioration in credit quality of certain segments of the loan portfolio.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated.

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$20,906	$24,882	$29,551	$109,872	$65,122
Loans charged-off:
Commercial:
Commercial	(939)	(64)	(1,380)	(53,848)	(31,011)
Factored receivables	—	—	—	—	(95)
Commercial real estate:
Commercial real estate	(4,985)	(471)	(1,945)	(21,432)	(18,115)
Commercial real estate construction	(27)	—	(524)	(4,487)	(53,668)
Consumer:
Residential real estate	(198)	(78)	(49)	(95)	(153)
Home equity	(2,015)	—	—	—	—
Consumer	(28)	(9)	(13)	(117)	(97)
Total charged-off	(8,192)	(622)	(3,911)	(79,979)	(103,139)
Recoveries of loans charged-off:
Commercial:
Commercial	663	664	6,017	4,382	1,830
Factored receivables	—	—	—	—	4
Commercial real estate:
Commercial real estate	307	352	1,769	3,796	155
Commercial real estate construction	531	—	89	113	—
Consumer:
Residential real estate	7	—	23	215	3

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Home equity	62	—	—	—	—
Consumer	9	14	13	48	51
Total recoveries	1,579	1,030	7,911	8,554	2,043
Net loans recovered (charged-off)	(6,613)	408	4,000	(71,425)	(101,096)
Allowance on loans sold	—	—	—	(38,842)	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	—	—	5,000	—
Provision for (reversal of) loan losses	6,413	(4,384)	(8,669)	24,946	145,846
Balance at end of year	$20,706	$20,906	$24,882	$29,551	$109,872
Ratios
Allowance for loan losses to total loans	3.47%	4.00%	4.83%	3.96%	4.66%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	109.37	94.37	59.06	47.08	70.72
Net charge-offs (recoveries) to average loan types:
Commercial	0.45	(1.19)	(4.06)	9.36	3.83
Commercial real estate and commercial real estate construction	1.02	0.03	0.13	1.71	3.90
Residential real estate, home equity and consumer	1.92	0.13	0.11	(0.14)	0.36
Total loans	1.14	(0.08)	(0.67)	3.85	3.81
Ratio of recoveries to loans charged-off	19.27	165.59	202.28	10.70	1.98
Total loans	$595,861	$522,724	$515,544	$746,615	$2,360,041
Average total loans	582,559	525,158	594,714	1,855,581	2,651,680
Provision for credit losses-total company
Provision for (reversal of) loan loss-continuing operations	$6,413	$(4,384)	$(8,669)	$16,707	$50,506
Provision for loan loss-discontinued operations	—	—	—	8,239	95,340
Total Provision for (reversal of) loan loss	6,413	(4,384)	(8,669)	24,946	145,846
Provision for losses on unfunded commitments and standby letters of credit-continuing operations	—	—	—	725	—
Provision for (reversal of) losses on unfunded commitments and standby letters of credit-discontinued operations	—	—	—	(1,900)	14,747
Total provision for (reversal of) credit losses	$6,413	$(4,384)	$(8,669)	$23,771	$160,593

CIB MARINE-CONTINUING OPERATIONS ONLY:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$20,906	$24,882	$29,551	$54,382	$31,756
Loans charged-off:
Commercial:
Commercial	(939)	(64)	(1,380)	(31,515)	(11,115)
Commercial real estate:
Commercial real estate	(4,985)	(471)	(1,945)	(10,126)	(4,340)
Commercial real estate construction	(27)	—	(524)	(3,665)	(13,676)
Consumer:
Residential real estate	(198)	(78)	(49)	—	(6)
Home equity	(2,015)	—	—	—	—
Consumer	(28)	(9)	(13)	(73)	(33)
Total charged-off	(8,192)	(622)	(3,911)	(45,379)	(29,170)
Recoveries of loans charged-off:
Commercial:
Commercial	663	664	6,017	1,995	1,124
Commercial real estate:
Commercial real estate	307	352	1,769	1,806	116
Commercial real estate construction	531	—	89	—	—
Consumer:
Residential real estate	7	—	23	—	(1)
Home equity	62	—	—	—	—
Consumer	9	14	13	40	51
Total recoveries	1,579	1,030	7,911	3,841	1,290
Net loans recovered (charged-off)	(6,613)	408	4,000	(41,538)	(27,880)
Provision for (reversal of) loan losses	6,413	(4,384)	(8,669)	16,707	50,506
Balance at end of year	$20,706	$20,906	$24,882	$29,551	$54,382
Ratios

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses to total loans	3.48%	4.00%	4.83%	3.96%	4.42%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	109.37	94.37	59.06	47.08	96.85
Net charge-offs (recoveries) to average loans:
Commercial	0.45	(1.19)	(4.06)	10.00	2.25
Commercial real estate and commercial real estate construction	1.02	0.03	0.13	1.72	2.02
Residential real estate, home equity and consumer	1.92	0.13	0.11	0.10	(0.03)
Total loans	1.14	(0.08)	(0.67)	4.06	2.04
Ratio of recoveries to loans charged-off	19.27	165.59	202.28	8.46	4.42
Total loans	$595,259	$522,624	$515,544	$746,615	$1,231,412
Average total loans	582,559	525,158	594,714	1,023,092	1,366,902

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan as of the dates indicated.
TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2007		2006		2005		2004		2003
	Allowance Amount	% of Loans in each category	Allowance Amount	% of Loans in each category	Allowance Amount	% of Loans in each category	Allowance Amount	% of Loans in each category	Allowance Amount	% of Loans in each category
	(Dollars in thousands)
Commercial	$2,233	3.54%	$3,024	6.08%	$4,165	6.03%	$10,080	5.22%	$48,504	6.85%
Factored receivables	—	—	—	—	—	—	—	—	355	3.10
Commercial real estate	6,769	2.62	12,859	4.56	17,721	5.48	16,211	4.02	48,813	4.12
Commercial real estate construction	5,134	3.68	2,383	2.15	2,193	2.45	2,258	2.07	9,456	2.60
Residential real estate	635	2.95	625	3.25	433	2.17	871	2.82	2,027	2.36
Home equity loans	5,862	5.40	1,928	3.32	292	2.32	83	1.10	104	0.85
Consumer loans	73	2.26	87	3.65	78	3.58	48	2.26	47	1.32
Unallocated	—	—	—	—	—	—	—	—	566	—
Total allowance	$20,706	3.47%	$20,906	4.00%	$24,882	4.83%	$29,551	3.96%	$109,872	4.66%

CIB MARINE-CONTINUING OPERATIONS ONLY:

	December 31,
	2007		2006		2005		2004		2003
	Allowance Amount	% of Loans in each category	Allowance Amount	% of Loans in each category	Allowance Amount	% of Loans in each category	Allowance Amount	% of Loans in each category	Allowance Amount	% of Loans in each category
	(Dollars in thousands)
Commercial	$2,233	3.54%	$3,024	6.08%	$4,165	6.03%	$10,080	5.22%	$28,450	6.83%
Commercial real estate	6,769	2.62	12,859	4.56	17,721	5.48	16,211	4.02	19,858	3.69
Commercial real estate construction	5,134	3.68	2,383	2.15	2,193	2.45	2,258	2.07	4,098	2.00
Residential real estate	635	3.03	625	3.25	433	2.17	871	2.82	1,722	2.73
Home equity loans	5,862	5.40	1,928	3.32	292	2.32	83	1.10	88	0.89
Consumer loans	73	2.26	87	3.65	78	3.58	48	2.26	43	1.42
Unallocated	—	—	—	—	—	—	—	—	123	—
Total allowance	$20,706	3.48%	$20,906	4.00%	$24,882	4.83%	$29,551	3.96%	$54,382	4.42%

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

TOTAL COMPANY-CONTINUING AND DISCONTINUED OPERATIONS:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$1,855	$3,881	$6,426	$25,431	$58,161
Commercial real estate	2,814	16,110	21,148	23,020	77,960
Commercial real estate construction	11,378	142	1,149	5,399	13,310
Residential real estate	393	536	379	477	2,622
Home equity loans	2,416	—	—	—	—
Consumer loans	10	—	3	—	11
Total nonaccrual loans	18,866	20,669	29,105	54,327	152,064
Foreclosed property	1,344	102	2,931	3,038	40,715
Restructured loans	—	—	1,486	1,536	2,946
Total nonperforming assets	$20,210	$20,771	$33,522	$58,901	$195,725
Loans 90 days or more past due and still accruing
Commercial	$—	$100	$589	$1,009	$—
Commercial real estate	19	1,385	2,962	5,902	352
Commercial real estate construction	—	—	7,991	—	—
Residential real estate	—	—	—	—	—
Home equity loans	47	—	—	—	—
Consumer loans	—	—	—	—	7
Total loans 90 days or more past due and still accruing	$66	$1,485	$11,542	$6,911	$359
Allowance for loan losses	$20,706	$20,906	$24,882	$29,551	$109,872
Loans at end of period	$595,861	$522,724	$515,544	$746,615	$2,360,041
Ratios
Nonaccrual loans to total loans	3.17%	3.95%	5.65%	7.28%	6.44%
Foreclosed properties to total assets	0.13	0.01	0.26	0.22	1.28
Nonperforming assets to total assets	2.01	2.08	2.94	4.25	6.14
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	3.18	4.24	8.17	8.41	6.58
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.02	2.23	3.96	4.75	6.15

CIB MARINE-CONTINUING OPERATIONS ONLY (1):

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonperforming assets
Nonzaccrual loans:
Commercial	$1,855	$3,881	$6,426	$25,431	$34,156
Commercial real estate	2,814	16,110	21,148	23,020	16,099
Commercial real estate construction	11,378	142	1,149	5,399	189
Residential real estate	393	536	379	477	2,397
Home equity loans	2,416	—	—	—	—
Consumer loans	10	—	3	—	10
Total nonaccrual loans	18,866	20,669	29,105	54,327	52,851
Foreclosed property	1,344	102	2,931	2,938	3,027
Restructured loans	—	—	1,486	1,536	2,939
Total nonperforming assets	$20,210	$20,771	$33,522	$58,801	$58,817
Loans 90 days or more past due and still accruing
Commercial	$—	$100	$589	$1,009	$—
Commercial real estate	19	1,385	2,962	5,902	352
Commercial real estate construction	—	—	7,991	—	—
Residential real estate	—	—	—	—	—
Home equity loans	47	—	—	—	—
Consumer loans	—	—	—	—	7
Total loans 90 days or more past due and still accruing	$66	$1,485	$11,542	$6,911	$359
Allowance for loan losses	$20,706	$20,906	$24,882	$29,551	$54,382
Loans at end of period	$595,259	$522,624	$515,544	$746,615	$1,227,734
Ratios
Nonaccrual loans to total loans	3.17%	3.95%	5.65%	7.28%	4.29%
Foreclosed properties to total assets	0.13	0.01	0.26	0.21	0.18
Nonperforming assets to total assets	2.01	2.09	2.96	4.29	3.45

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	3.18	4.24	8.17	8.41	4.56
Nonperforming assets and 90 days or more past due and still accruing loans to total assets	2.02	2.24	3.98	4.79	3.47

(1)	For comparative purposes, all periods presented exclude the assets of all companies held for disposal at December 31, 2007 and companies that were sold during prior periods.

Nonaccrual loans decreased $1.8 million, or 8.7%, from $20.7 million at December 31, 2006 to $18.9 million at December 31, 2007 and the ratio of nonaccrual loans to total loans decreased from 3.95% at December 31, 2006 to 3.17% at December 31, 2007. The decrease was mainly due to payments, an $0.8 million charge-off of the remaining balance of one borrowing relationship classified as nonaccrual at December 31, 2006 and the acquisition of the properties securing another borrowing relationship which had $2.0 million of nonaccrual loans at December 31, 2006. Of this $2.0 million borrowing relationship, $0.1 million was paid down, $1.1 million fair market value of the underlying properties was transferred to foreclosed properties and the remaining balance was charged-off. Foregone interest on nonaccrual loans reduced interest income by $1.5 million in 2007, $2.0 million in 2006 and $2.7 million in 2005.

At December 31, 2007, seven commercial borrowing relationships accounted for $14.2 million, or approximately 75.3%, of nonaccrual loans as of December 31, 2007. The seven commercial borrowing relationships consisted of the following:

•
Commercial real estate construction loan in the amount of $3.6 million to a borrower secured by partially developed land. As of December 31, 2007, specific reserves of $1.6 million were allocated to this borrowing relationship.

•
Commercial real estate loan in the amount of $3.2 million to a borrower secured by a first mortgage on a residential and commercial property. There are $0.3 million of specific reserves allocated and no charge-offs have been taken for this relationship. Additionally, CIB Marine had an investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities related to this commercial real estate borrowing relationship. During 2007, CIB Marine deemed its investment was impaired. See the other assets discussion for further information regarding this investment.

•
Commercial real estate loan in the amount of $2.1 million to a borrower secured by a first mortgage on a residential land development. As of December 31, 2007 no specific reserves were allocated to this borrowing relationship.

•
Commercial real estate construction loan in the amount of $1.9 million to a borrower secured by partially developed land. As of December 31, 2007, specific reserves of $0.3 million were allocated to this borrowing relationship.

•
Commercial real estate loans totaling $1.5 million to a borrower secured by first mortgages on three commercial warehouse properties. As of December 31, 2007, no specific reserves were allocated to this relationship and $0.9 million was charged-off. In January 2008, this loan was paid in full and amounts previously charged-off were recovered.

•
Commercial real estate loan in the amount of $1.0 million to a borrower secured by a first mortgage on a commercial property. As of December 31, 2007 there were no specific reserves allocated to this borrowing relationship and $1.7 million was charged off.

•
Commercial real estate loan to a borrower in the amount of $0.9 million secured by a leasehold interest in a commercial property. As of December 31, 2007, specific reserves of $0.9 million were allocated to this borrowing relationship and $4.4 million was charged off.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

On December 31, 2007, $2.4 million, or 3.3% of the combined outstanding balance of the home equity pools purchased in June 2006 and February 2007 were classified as nonaccrual. Beginning in the third quarter of 2007, the quality of the two loan pool purchases deteriorated in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets. At December 31, 2007, the balance of these two home equity pools was $73.0 million and loss reserves allocated to these two pools totaled $5.3 million.

Foreclosed properties were $1.3 million at December 31, 2007 and consisted of one residential property and five commercial properties. At December 31, 2006, foreclosed properties were $0.1 million and consisted of one residential property and one commercial property. All foreclosed properties were held for sale. Two commercial properties accounted for $1.1 million of the balance of foreclosed properties at December 31, 2007. These two properties related to one borrowing relationship and are located in Illinois. The properties were acquired in 2007 through deeds in lieu of foreclosure.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest, but which management believes all contractual principal and interest amounts due will be collected. CIB Marine had $0.1 million in loans that were 90 days or more past due and still accruing at December 31, 2007 compared to $1.5 million at December 31, 2006. The decrease in loans classified as 90 days or more past due and still accruing at December 31, 2007 compared to December 31, 2006 was primarily due to loans being brought current. Accrued interest on loans 90 days or more past due and still accruing was nominal at December 31, 2007 and $0.01 million at December 31, 2006.

Regulatory Matters

In May 2004, Central Illinois Bank and Marine Bank entered into Cease and Desist Orders (“Orders”) with banking regulators. During 2005 and 2007, respectively, the Orders at Marine Bank and Central Illinois Bank were each replaced with a Memorandum of Understanding (“Memoranda”). During the period in which the Orders and Memoranda were in effect, the banks agreed to maintain a Tier 1 capital level equal to or exceeding 8% of the bank’s total average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations (“Part 325”). Also, unless prior written consent was received from the regulators, the banks agreed to restrict their asset and loan growth to no more than 2% during any consecutive three-month period and suspend the declaration or payment of dividends without regulatory approval. The Central Illinois Memorandum was terminated in December 2007 and the Marine Memorandum was terminated in January 2008.

In May 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank of Chicago. The Agreement imposed certain restrictions and reporting requirements on CIB Marine and required various actions to be taken. The items included, among others:

•	Maintenance of minimum capital levels;

•	Restrictions on dividend payments and redemption of shares of CIB Marine without regulatory approval;

•	Adoption of a comprehensive plan to improve earnings;

•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions;

•	Restrictions on distribution of interest or dividends on its trust preferred securities without regulatory approval;

•	Restrictions on borrowings and debt, including debt to stockholders, without regulatory approval.

The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank of Chicago.

Companies Held For Disposal

At both December 31, 2007 and 2006, assets and liabilities of companies held for disposal include the remaining assets and liabilities of Canron and MSI and the tax liability of MICR. MICR and Canron were acquired in full or partial satisfaction of loans. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. Both MICR and CIB Construction are subject to this restriction. MICR was dissolved in January 2008, and CIB Marine received an extension from the banking regulators to hold Canron until June 30, 2008. Net income of companies held for disposal is included in income from discontinued operations for all periods presented. Additionally, liabilities of companies held for disposal include a tax exposure liability relating to a subsidiary sold in 2004. The amount of this tax exposure liability was $1.7 million and $1.9 million at December 31, 2007 and 2006, respectively. See the income taxes discussion for further information on this tax liability exposure.

CIB Construction (includes Canron)

In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution. During 2007, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process.

The following table summarizes the composition of CIB Construction’s consolidated balance sheets. The balance sheets reflect current expectations of liquidation values:

	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$50
Accounts receivable	551	551
Other assets	609	2,649
Total assets	$1,183	$3,250
Liabilities and Stockholder’s Equity:
Income tax payable	$1,409	$3,082
Other liabilities	956	1,477
Total liabilities	2,365	4,559
Stockholder’s equity	(1,182)	(1,309)
Total liabilities and stockholder’s equity	$1,183	$3,250

MICR

During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. CIB Marine is in the process of winding down the remaining affairs of this company. At both December 31, 2007 and 2006, the remaining net liabilities of MICR consisted of income taxes payable. MICR filed Articles of Dissolution in January 2008.

MSI

During 2007, CIB Marine continued to wind down the remaining affairs of MSI. MSI’s operations and substantially all its assets were sold in the third quarter of 2004, resulting in a pretax loss of $0.7 million. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues and certain reporting penalties. During 2007, 2006 and 2005, MSI had net income of $0.2 million, $0.3 million and $0.04 million, respectively.

The following table summarizes the composition of MSI’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$45	$14
Net loans	602	100
Income tax receivable	86	685
Other assets	8	1
Total assets	$741	$800
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$612	$103
Other liabilities	44	553
Total liabilities	656	656
Stockholder’s equity	85	144
Total liabilities and stockholder’s equity	$741	$800

Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$12,298	$12,314
Prepaid expenses	1,020	1,067
Accounts receivable	179	1,508
Trust preferred securities underwriting fee, net of amortization	1,280	1,335
Investment in trust common securities	3,022	2,838
Other investments	1,381	2,821
Income tax receivable	2,737	3,492
Fair value of derivative	39	—
Other	121	116
	$22,077	$25,491

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.2 million and $1.4 million, respectively, at December 31, 2007 and 2006. Equity loss on these limited partnerships, included in noninterest expense, was $0.2 million in 2007 and $0.4 million in 2006. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. The carrying value of this investment was zero and $0.7 million at December 31, 2007 and 2006, respectively. During 2007, CIB Marine deemed the entire investment was impaired, and an impairment loss of $0.7 million was recognized in 2007. The impairment loss is included in write down and losses on assets.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of December 31, 2007 has invested $0.4 million. During each of 2007 and 2006, CIB Marine received a total capital distribution of $0.2 million on its investment in this company. During 2005, CIB Marine recognized a $0.1 million impairment loss on this investment due to a reduction in CIB Marine’s interest in the equity value of this investment. At December 31, 2007 and 2006, CIB Marine’s carrying value of this investment was $0.1 million and $0.2 million, respectively.

•
During the first quarter of 2007, CIB Marine sold its interest in a publicly traded company and recognized a $0.2 million gain on the sale. CIB Marine’s carrying value of this investment at December 31, 2006 was $0.4 million.

As members of the Federal Reserve System and the Federal Home Loan Bank (“FHLB”), certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions.

In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (“C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the last half of 2007. As of December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required.

Deposits

Average total deposits decreased $93.7 million, or 10.9%, from $857.8 million in 2006 to $764.1 million in 2007. The ratio of total average deposits to average earning assets was 80.8% in 2007, 84.5% in 2006 and 86.7% in 2005. The decrease in average deposits was mainly due to branch sales and CIB Marine’s liquidity management strategy. As part of its strategy, CIB Marine sought to decrease funding from higher cost deposits and increase funding with lower cost short-term borrowings. At the time of sale, the combined deposits of branches sold during 2007 and 2006 approximated $49.7 million and $64.3 million, respectively. See the deposits and assets held for sale discussion for further information on deposits sold.

The following tables set forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$36,132	4.73%	1.00%	$43,001	5.01%	0.99%	$55,764	5.28%	1.13%
Money market	170,966	22.37	4.10	194,290	22.65	3.97	210,366	19.94	2.47
Other savings	15,224	1.99	0.99	21,839	2.54	1.00	35,382	3.35	1.16
Time deposits	466,151	61.01	4.75	507,013	59.11	4.12	641,274	60.77	3.24
Total interest-bearing deposits	688,473	90.10	4.31	766,143	89.31	3.82	942,786	89.34	2.86
Noninterest-bearing	75,670	9.90	—	91,668	10.69	—	112,470	10.66	—
Total deposits	$764,143	100.00%	3.89%	$857,811	100.00%	3.41%	$1,055,256	100.00%	2.56%

Average interest-bearing deposits as a percentage of average total deposits were 90.1% in 2007, 89.3% in 2006 and 89.3% in 2005. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 67.7% in 2007, 66.2% in 2006, and 68.0% in 2005. These percentages reflect CIB Marine’s significant reliance on time deposits as a source of funding. Average interest-bearing demand deposits decreased $6.9 million or 16.0% in 2007 compared to 2006, and other savings accounts decreased $6.6 million or 30.3%, while average time deposits declined $40.9 million, or 8.1% and average money market accounts decreased $23.3 million or 12.0%. Average noninterest-bearing demand deposits also decreased by $16.0 million, or 17.5%, in 2007.

Total time deposits of $100,000 or more, excluding deposits of branches held for sale, were $169.0 million, or approximately 36% of time deposits at December 31, 2007 and $126.1 million or 28.8% of total time deposits at December 31, 2006. Brokered time deposits, excluding deposits of branches held for sale, were $22.2 million or 4.8% of total time deposits at December 31, 2007 and $39.2 million or 9.0% of total time deposits at December 31, 2006. CIB Marine issues brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits.

The following table provides information on the maturity distribution of time deposits of $100,000 or more.

December 31, 2007
(Dollars in
thousands)
Maturity
3 months or less	$74,541
Over 3 through 6 months	37,046
Over 6 through 12 months	35,781
Over 12 months	21,603
$168,971

Deposits and assets of branches held for sale

At December 31, 2006, CIB Marine’s subsidiary bank Marine Bank held for sale the deposits and property and equipment of its Cedarburg and Brookfield, Wisconsin branches. The deposits and property and equipment of these two branches comprised the balance of assets and deposits of branches held for sale as of December 31, 2006. During the first half of 2007, Marine Bank sold the deposits and property and equipment of these two branches and recognized a net pretax gain on the sale of $1.1 million. The gain is included in net gain on sale of assets and deposits. At the dates of sale, the deposits and net property and equipment of these sold branches were $49.7 million and $0.4 million, respectively. Additionally, goodwill of $0.7 million was allocated to the Cedarburg branch.

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

The following tables set forth information regarding selected categories of borrowings as of the dates indicated.

Short-Term Borrowings	At Year end			For the Year
	Balance	Weighted- Average Rate	% of Total Borrowings	Daily Average Balances	Weighted- Average Rate	Highest Balances at Month End
	(Dollars in thousands)
2007
Federal funds purchased	$—	—%	—%	$2,400	5.26%	$12,811
Securities sold under repurchase agreements	16,276	3.17	10.21	21,012	4.11	27,016
Federal Home Loan Bank	67,100	3.90	42.08	15,044	4.35	67,100
Treasury, tax and loan note	2,240	3.59	1.40	872	5.68	2,848
Total short-term borrowings	$85,616	3.76%	55.69%	$39,328	4.31%
2006
Federal funds purchased	$2,057	5.31%	2.25%	$1,683	5.18%	$3,800
Securities sold under repurchase agreements	21,568	4.74	23.57	17,426	4.12	21,567
Federal Home Loan Bank	—	—	—	3,088	5.57	12,000
Treasury, tax and loan note	4,028	5.04	4.40	718	4.47	4,028
Total short-term borrowings	$27,653	4.83%	50.22%	$22,915	4.40%
2005
Federal funds purchased	$297	4.13%	0.32%	$865	2.98%	$3,215
Securities sold under repurchase agreements	20,684	3.46	21.98	23,863	3.00	43,879
Federal Home Loan Bank	—	—	—	—	—	—
Treasury, tax and loan note	4,020	4.06	4.27	905	5.93	4,028
Total short-term borrowings	$25,001	3.56%	26.57%	$25,633	3.10%

	As of December 31,
	2007			2006			2005
Long-Term Borrowings	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings
	(Dollars in thousands)
Federal Home Loan Bank	12,000	4.52	7.52	2,000	5.09	2.19	7,250	4.99	7.70
Junior subordinated debentures	61,857	9,89	38.79	61,857	9,94	67.59	61,857	9.49	65.73
Total long-term borrowings	73,857	9.02	46.31	63,857	9.78	69.78	69,107	9.01	73.43

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, increased $68.0 million from $91.5 million at December 31, 2006 to $159.5 million at December 31, 2007 and represented 9.5% and 16.3%, respectively, of earning assets. The majority of the increase occurred in short-term borrowings which increased $58.0 million from December 31, 2006 compared to December 31, 2007, while long-term borrowing increased $10.0 million during the same period. Short term advances and draws on a line of credit from the Federal Home Loan Bank accounted for the majority of the increase and was primarily due to additional funding needs resulting from an increase in interest earning assets and the sale of deposits in conjunction with the sale of certain branches. The company chose to meet funding needs through the increased FHLB borrowings due to the relative cost advantage of these borrowings over other funding sources such as retail or brokered deposits.

Junior Subordinated Debentures and Guaranteed Trust Preferred Securities

CIB Marine formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. Pursuant to its 2004 Written Agreement with the Federal Reserve Bank of Chicago, CIB Marine is not permitted to pay any interest on the trust preferred securities without prior approval of the FRB. See Regulatory Matters for further discussion. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for consecutive periods not exceeding twenty consecutive quarters, but not beyond the stated maturity of the junior subordinated debentures. CIB Marine has elected to defer all interest payments starting in 2004. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, or acquire, or make liquidation payment on its stock, or make any payment on principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to limitations. During 2007 CIB Marine deferred interest payments on its $61.9 million junior subordinated debentures and as a result the Trusts deferred distributions on their $60.0 million preferred securities. CIB Marine had accrued interest payable on its junior subordinated debentures of $21.8 million and $30.3 million at December 31, 2006 and December 31, 2007, respectively. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The $61.9 million junior subordinated debt, net of CIB Marine’s $1.9 million initial investment in the Trusts, qualify as regulatory capital for CIB Marine subject to regulatory limitations. At December 31, 2007, approximately $20.1 million of the $60.0 million qualified as Tier 1 capital and the remaining $39.9 million qualified as Tier 2 capital.

In September 2002, CIB Marine issued $20.0 million in guaranteed trust preferred securities at a variable rate of interest based upon the three-month LIBOR plus 3.40%. The interest rate was 8.63% at December 31, 2007. The securities are mandatorily redeemable upon their maturity on September 27, 2032 and are callable by the issuer beginning September 30, 2007 at par value. Issuance costs of $0.5 million were incurred in connection with these securities. These costs were deferred and are being amortized over thirty years. CIB Marine used the net proceeds of $19.5 million for general corporate purposes.

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

Other Liabilities

	December 31,
	2007	2006
	(Dollars in thousands)
Accounts payable	$117	$1,408
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	158	159
Accrued compensation and employee benefits	782	973
Accrued professional fees	448	1,070
Accrued other expenses	731	2,645
Fair value of derivatives	—	29
Other liabilities	258	360
	$3,219	$7,369

Other liabilities decreased $4.2 million from $7.4 million at December 31, 2006 to $3.2 million at December 31, 2007. The decrease was primarily due to a $1.8 million contingent liability and a $1.0 million payable for assets purchased in December 2006 that settled in January 2007. The contingent liability related to the settlement of the Hadley litigation. CIB Marine recorded the contingent liability in the first quarter of 2006 and settled it in the first quarter of 2007. See Item 3-Legal Proceedings in Part I of this Form 10-K for further information regarding this litigation.

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

Derivative Financial Instruments:

CIB Marine utilizes derivatives primarily in its asset/liability management activities to modify the existing market risk characteristics of certain assets and liabilities. During 2007, CIB Marine’s derivatives were predominately interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. The fair value of each derivative instrument, however, is recorded on the balance sheet as an asset or liability. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2007. For additional information regarding CIB Marine’s interest rate swaps at December 31, 2007, including the off-balance sheet notional amount and fair value which is the carrying value, see Item 8, Note 17-Financial Instruments with Off-Balance Sheet Risks and Note 22-Fair Value of Financial Instruments in Part II of this Form 10-K.

Trust Preferred Securities:

At December 31, 2007, CIB Marine had a $1.9 million investment in the common securities of the Trusts. CIB Marine has also issued $61.9 million in junior subordinated debentures to the Trusts, which are outstanding at December 31, 2007. The Trusts have a total of $60.0 million in preferred securities outstanding which were issued to non-affiliated investors. See Item 7-Junior Subordinated Debentures and Guaranteed Trust Preferred Securities discussion and Item 8, Note 12-Long-Term Borrowings in Part II of this Form 10-K for further information.

Residential Mortgage Recourse Obligations:

CIB Marine has contracted with residential mortgage loan investors to repurchase or make the investor whole on losses incurred on residential mortgage loans purchased from CIB Marine and which were not in compliance or otherwise represented a material breach of agreement between CIB Marine and the investor. The amount of unsettled repurchase and make whole obligations as of December 31, 2007 is $0.1 million. At December 31, 2007, liabilities of companies held for sale included a $0.1 million contingent liability related to these obligations. See Item 8, Note 7-Companies Held For Disposal and Discontinued Operations-MSI in Part II of this Form 10-K for additional information.

Contractual obligations

The following table summarizes the Company’s more significant contractual obligations at December 31, 2007. Excluded from the following table are a number of obligations to be settled in cash. These excluded items are reflected in the Company’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument. The table does not include interest.

	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
Certificate of deposit and other time deposit obligations	$463,901	$375,807	$49,005	$15,198	$9,577	$14,135	$179
Long-term debt	12,000	—	9,000	3,000	—	—	—
Junior subordinated debentures	61,857	—	—	—	—	—	61,857
Operating leases	3,328	1,192	862	573	359	295	47
Total	$541,086	$376,999	$58,867	$18,771	$9,936	$14,430	$62,083

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

During 2007, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. The credit restrictions in effect at December 31, 2006 at the Federal Reserve Bank’s discount window were lifted in the first quarter of 2007. Additionally, at September 30, 2007 pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank of Chicago, CIB Marine must obtain Federal Reserve Bank of Chicago approval before incurring additional borrowings or debt. These restrictions could potentially impact liquidity.

The following discussion should be read in conjunction with the consolidated financial statements for 2007, 2006 and 2005 contained in Part II, Item 8 of this Form 10-K.

CIB Marine’s primary source of funds for 2007 resulted from a $58.0 million net increase in short-term borrowings to meet the funding needs resulting from increased interest earning assets and the sale of deposits in conjunction with branch sales. CIB Marine chose to meet funding needs through short term advances and draws on a line of credit from the Federal Home Loan Bank due to the relative cost advantage of these borrowings over other funding sources such as retail or brokered deposits. Other sources of funds resulted from a $21.0 million net decrease in investment securities, a $10.0 million net increase in long-term borrowings and $2.3 million net cash received from the sale of certain branch assets and deposits.

CIB Marine’s primary use of funds for 2007 was a $79.8 million increase in the loan portfolio including the purchase of a fixed rate second lien home equity pool, and $49.7 million of deposits sold.

CIB Marine had liquid assets from continuing operations of $74.8 million and $115.1 million at December 31, 2007 and 2006, respectively.

CIB Marine was able to meet its liquidity needs during 2007 and 2006. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result the Trusts deferred distributions on $60.0 million of preferred securities. The deferral period may last as long as 5 years. The primary sources of CIB Marine’s funding are expected to be cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks. See also the discussion on CIB Marine’s capital plan which includes its strategy for becoming current on distributions on the trust preferred securities before the first quarter of 2009.

Capital Plan

CIB Marine management has been developing a comprehensive capital plan to pursue the goals of bringing the trust preferred securities interest payments current as soon as possible, maintaining well capitalized capital ratios at all subsidiary banks, and providing the best available outcome for the CIB Marine shareholders, within applicable regulatory constraints.

CIB Marine projects improvement in core earnings at its banking subsidiaries during 2008. However, the consolidated company continued to have significant operating losses through the end of 2007 and projects a loss for 2008 in its operating budget. In addition, interest expense on the $61.9 million of junior subordinated debentures (“Trust Preferred Securities”) is an expense of the parent company, not the individual banks. This interest expense totaled $8.5 million in 2007 and continues to rise as unpaid interest is accrued and added to the principal in calculating future interest accruals. As of December 31, 2007 the accrued and unpaid interest totaled $30.3 million. If it remains unpaid by year end 2008, the accrued and unpaid interest could reach $39.7 million. To bring these interest payments current, cash needs to be raised by CIB Marine, and any proposed interest payment would be subject to regulatory approval by the FRB.

As noted in the Risk Factors section of the Form 10-K, these Trust Preferred Securities’ interest payments are being deferred, and have been deferred since the first quarter of 2004. The maximum deferral period is five years. Therefore, CIB Marine will be required to bring the Trust Preferred Securities’ interest payments current in the first quarter of 2009. While the full consequences of a default on the Trust Preferred Securities is uncertain, CIB Marine believes that any outcome following a default would certainly carry additional risk to CIB Marine’s shareholders of significant deterioration in value of the CIB Marine stock. In addition, the interest rates on these Trust Preferred Securities range between 8.63% and 10.88%, well above current market rates for debt financing. As already noted, these rates are not only imposed on the principal, but on the deferred interest as well.

Therefore, for the combined goal of bringing the Trust Preferred Securities’ interest payments current prior to a default in first quarter of 2009, and improving consolidated CIB Marine earnings through a reduction of interest expense, CIB Marine will evaluate the following options and pursue any which may result in the achievement of these goals. It should be noted that current credit market and general economic conditions could also affect the ability of CIB Marine to execute any or all of these options. In addition, since various aspects of the options listed below are subject to state and/or federal banking regulatory approval, there is no certainty that CIB Marine will be able to pursue any or all of these options.

1.
In May 2007 the CIB Marine Board authorized Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), an investment banking firm based in St. Louis, to seek a buyer for Citrus Bank. After an extensive process to identify all potential buyers, a letter of intent was signed on February 27, 2008 to sell the deposits, branches, and a substantial amount of loans of Citrus Bank. This transaction is ultimately projected to result in a transfer of approximately $20 million in capital from Citrus Bank to CIB Marine, primarily in the form of loans not purchased by the buyer, and a premium to be paid by the buyer. CIB Marine will work with the Office of the Comptroller of the Currency (“OCC”) and the FRB to implement a plan to, as quickly as possible after the closing with the buyer, facilitate the transfer of loans and capital to CIB Marine. CIB Marine will make every attempt to collect on these loans in a timely fashion to provide additional cash to pay down a large portion of the accrued and unpaid interest on the Trust Preferred Securities prior to year end 2008, subject to approval of this use of cash by the FRB. CIB Marine expects that the definitive agreement with respect to the sale of Citrus Bank will be signed early in the second quarter of 2008, and the closing scheduled for 90 to 120 days after signing, subject to customary conditions, including regulatory approval.

2.
CIB Marine will apply to the Federal Deposit Insurance Corporation (“FDIC”), the Wisconsin Department of Financial Institutions (“WDFI”), and the Illinois Division of Financial and Professional Regulation (“IDFPR”) for permission to transfer $7.5 million in capital from Marine Bank and $17.5 million in capital from Central Illinois Bank to CIB Marine. CIB Marine believes that the regulatory capital of both banks will remain in excess of all regulatory “well-capitalized” guidelines following the proposed capital transfer. If approved, the cash received by CIB Marine in connection with the proposed capital transfer would be used to pay accrued and unpaid interest and/or call and pay up to $20 million of currently callable Trust Preferred Securities. Due to market pressures on bank capital, this strategy may be difficult to execute.

3.
As an alternative to point 2 above, to facilitate a transfer of capital from the banks to CIB Marine while maintaining regulatory capital above well-capitalized guidelines at the banks, and to further improve the operating efficiency of CIB Marine, CIB Marine may apply to the appropriate bank regulatory agencies for permission to merge all banking charters into a single charter.

4.
CIB Marine has engaged Stifel Nicolaus to assist in evaluating all strategic options, including the sale of CIB Marine in its entirety or any of its parts. However, executing a strategy to sell all or part of a bank holding company or a bank in the current economic and banking environment is expected to be challenging. With respect to selling CIB Marine in its entirety, this challenge could be exacerbated by the uncertainty around the litigation claims CIB Marine currently faces, in addition to the denial of insurance coverage in those lawsuits.

5.	CIB Marine will also pursue opportunities with lenders and/or private equity investors, with the assistance of Stifel Nicolaus, to refinance the Trust Preferred Securities if and when feasible.

6.	CIB Marine will continue to evaluate opportunities to sell specific branches or branch properties under sale and lease-back type arrangements to raise additional capital and cash.

While working on all of these options, management will continue to focus on improving the efficiency of CIB Marine by:

•	focusing on improving revenue through the addition of commercial bankers in our markets as well as other initiatives;

•	continuing cost savings initiatives started in 2007 in order to improve operating costs of CIB Marine; and

•	focusing on maintaining customer service levels while actively seeking new business opportunities.

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

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Risk-weighted assets	$743,970	$674,565	$704,754
Average assets(1)	$997,708	$1,015,809	$1,174,207
Capital components
Stockholders’ equity	$60,306	$71,613	$79,182
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000	60,000
Total restricted core capital elements	60,000	60,000	60,000
Disallowed amounts	(39,898)	(36,129)	(33,606)
Maximum allowable in tier 1 capital	20,102	23,871	26,394
Nonfinancial equity items	—	(34)	(14)
Less: disallowed intangibles	—	(746)	(982)
Add: unrealized (income) loss on securities	(1,382)	1,880	3,435
Tier 1 capital	79,026	96,584	108,015
Allowable allowance for loan losses	9,449	8,595	9,008
Allowable subordinated debentures net of investment in trust	39,898	36,129	33,606
Total risk-based capital	$128,373	$141,308	$150,629

	Actual		Minimum Required To be Adequately Capitalized		Minimum Required To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007
Total capital to risk weighted assets	$128,373	17.26%	$59,518	8.00%	$74,397	10.00%
Tier 1 capital to risk weighted assets	79,026	10.62	29,759	4.00	44,638	6.00
Tier 1 leverage to average assets	79,026	7.92	39,908	4.00	49,885	5.00

December 31, 2006
Total capital to risk weighted assets	$141,308	20.95%	$53,965	8.00%	$67,456	10.00%
Tier 1 capital to risk weighted assets	96,584	14.32	26,983	4.00	40,474	6.00
Tier 1 leverage to average assets	96,584	9.51	40,632	4.00	50,790	5.00

December 31, 2005
Total capital to risk-weighted assets	$150,629	21.37%	$56,380	8.00%	$70,475	10.00%
Tier 1 capital to risk-weighted assets	108,015	15.33	28,190	4.00	42,285	6.00
Tier 1 leverage to average assets	108,015	9.20	46,968	4.00	58,710	5.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

At both December 31, 2007 and 2006, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank of Chicago in the second quarter of 2004 and Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) it entered into with the FDIC and its respective banking regulator in March 2005. During the first quarter of 2007, the Cease and Desist Order Central Illinois Bank had entered into with the FDIC and its applicable state banking regulator in 2004 was replaced with a Memorandum of Understanding, and in the fourth quarter of 2007, this Memorandum of Understanding was terminated. Among other items, the Written Agreement and Memorandum in effect at December 31, 2007 restrict the payment of cash dividends without prior written consent from the regulators and require the bank to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. Failure to comply with the Written Agreement or Memorandum could have a material adverse effect on CIB Marine and its operations. As of December 31, 2007, the capital level of CIB Marine and Marine Bank exceeded the minimum levels required by their respective regulatory Written Agreement or Memorandum. As of December 31, 2007, the capital level of CIB Marine and Marine Bank each exceeded the minimum levels required by the respective Written Agreement and Memorandum. See Note 14-Stockholers’ Equity in Item 8 of this Form 10-K.

CIB Marine’s stockholders’ equity was $60.3 million or 6.0% of total assets at December 31, 2007 compared to $71.6 million or 7.2% of total assets at December 31, 2006. The decrease during 2007 was primarily due to a net loss of $13.8 million and a $1.0 million adjustment to the January 1, 2007 retained earnings, partially offset by a $3.3 million increase in accumulated other comprehensive income. The change in accumulated other comprehensive income resulted from a $1.4 million net unrealized gain on securities held for sale at December 31, 2007 compared to a $1.9 million net unrealized loss at December 31, 2006. The $1.0 million adjustment to the January 1, 2007 retained earnings resulted from CIB Marine’s implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). The adjustment related to CIB Marine’s investment in an Illinois REIT. See Note 1-Summary of Significant Accounting Policies in Item 8, Part II of this Form 10-K for further information on the FIN 48 adjustment.

CIB Marine has junior subordinated debentures issued prior to 2003 which, subject to limitations, qualify as Tier 1 equity capital for regulatory capital purposes. See the Junior Subordinated Debentures and Guaranteed Trust Preferred Securities discussion for further information on these borrowings. The FRB adopted a rule limiting the restricted core capital elements, including junior subordinated debentures, net of investment in the trusts, to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.

New Accounting Pronouncements

The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affected CIB Marine’s financial condition, results of operations, or liquidity, the impacts were discussed in the applicable section of this financial review and the notes to the consolidated financial statements.

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

SUBSEQUENT EVENTS

Regulatory Orders and Agreements

The Marine Memorandum was terminated in January 2008, after which none of the subsidiary banks were party to any formal or informal regulatory agreement or order.

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

Loan Pool Purchase

Due to a general decline in economic conditions during 2008, CIB Marine recognized a $0.5 million provision during the first quarter of 2008 related to the purchased home equity loan pools.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CIB Marine’s primary risk exposure is from interest rate risk. Net interest income and the estimated market value of CIB Marine’s assets and liabilities are vulnerable to changes in interest rates. Other risks exist to a lesser degree, including foreign currency exchange rate risk and equity price risk. Commodity price risk does not normally arise in the course of CIB Marine’s business.

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

CIB Marine’s Asset-Liability Management Committee monitors, at least quarterly, the interest rate risk measurements for compliance with policy limits. If the derived interest rate risk measurements are outside of the policy limits, management may implement a variety of strategies to reduce the risk. CIB Marine strives to use the most effective instruments for implementing its interest rate risk management strategies, considering the costs, liquidity impact and capital requirements of the various alternatives. The implementation strategies usually involve targeting specific market risk characteristics for new marketable securities and new funding liabilities, and may also include the use of derivative instruments and the altering of the market risk characteristics of groups of interest rate sensitive assets such as the repositioning of marketable securities.

The gap analysis as of December 31, 2007, is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not fully represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.

Repricing Interest Rate Sensitivity Analysis

	December 31, 2007
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Held for sale/disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$273,432	$55,916	$81,725	$174,313	$10,475	$(602)	$595,259
Loans held for sale	—	—	—	—	—	—	—
Securities (1)	54,203	12,196	39,459	176,724	46,037	—	328,619
Federal funds sold	52,192	—	—	—	—	—	52,192
Total interest-earning assets	379,827	68,112	121,184	351,037	56,512	(602)	976,070
Interest-bearing liabilities:
Time deposits	135,840	132,033	122,593	73,294	141	—	463,901
Savings and interest-bearing demand deposits	208,170	—	—	—	—	—	208,170
Short-term borrowings	85,616	—	—	—	—	—	85,616
Long-term borrowings	—	—	—	12,000	—	—	12,000
Junior subordinated debentures	20,619	—	—	41,238	—	—	61,857
Total interest-bearing liabilities	450,245	132,033	122,593	126,532	141	—	831,544
Interest sensitivity gap (by period)	$(70,418)	$(63,921)	$(1,409)	$224,505	$56,371	$(602)	$144,526
Interest sensitivity gap (cumulative)	(70,418)	(134,339)	(135,748)	88,757	145,128	144,526	144,526
Adjusted for derivatives
Derivatives (notional, by period)	(4,261)	—	—	5,000	(739)	—	—
Derivatives (notional, cumulative)	(4,261)	(4,261)	(4,261)	739	—	—	—
Interest sensitivity gap (by period)	(74,679)	(63,921)	(1,409)	229,505	55,632	(602)	144,526
Interest sensitivity gap (cumulative)	(74,679)	(138,600)	(140,009)	89,496	145,128	144,526	144,526
Cumulative gap as a % of total assets	(7.42)%	(13.78)%	(13.92)%	8.90%	14.43%	14.37%

(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in securities.

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

The table indicates that CIB Marine has a negative cumulative gap at one year and a positive cumulative gap at the end of five years and after. The primary reason for a positive cumulative gap at 60 months and over is that neither non-interest-bearing deposits nor capital are interest-bearing and hence are not included in the gap analysis. A positive gap would indicate that an increase in interest rates will generally have a positive effect on the net interest income, and a decrease in interest rates will generally have a negative effect on net interest income. A negative gap would indicate that a decrease in interest rates will generally have a positive effect on the net interest income, and an increase in interest rates will generally have a negative effect on net interest income.

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

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rate of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and U.S. Dollar LIBOR Swap yield curves as of December 31, 2007 and 2006.

	Basis Point Changes
	+200	+100	-100	-200
Net interest income change over one year
December 31, 2007	(7.35)%	(4.09)%	(0.42)%	(2.96)%
December 31, 2006	(5.78)%	(4.31)%	2.23%	0.67%

The analysis reveals that on a relative basis the company is more liability sensitive for the one year horizon at both December 31, 2007 and 2006. This means that in a rising interest rate environment, interest expense would increase by more than interest income over a one year horizon than in a declining interest rate environment. The analysis also reveals that the relationship between basis point changes in interest rates and net interest income changes is not a linear relationship; the primary reason for this is the option and basis risks inherent in the assets and liabilities of CIB Marine. The primary form of option risk prevalent is prepayment risks in the loan and mortgage backed security assets, and the primary form of basis risk inherent is differences in the timing and magnitude of changes to U.S. prime rates of interest and interest rates paid on non-maturing deposit accounts. CIB Marine increased the average life of it assets relative to its liabilities to achieve and maintain the interest rate risk position it has at December 31, 2007 and 2006.

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

In addition, the interest rate sensitivity analyses include derivative financial instruments, such as interest rate swaps and forward sale agreements. At both December 31, 2007 and 2006, the notional value of receive fixed/pay floating interest rate swaps was $10.0 million and the notional value of pay fixed/receive floating interest rate swaps was $5.6 million. The majority of CIB Marine’s interest rate swaps are used to hedge the fair market value of various deposits and loans. These interest rate swaps effectively convert the fixed rates on the financial instruments to floating rates.

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

Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2007 and 2006, respectively, includes $0.1 million and $1.4 million of private and public nonaffiliated firms, $1.2 million and $1.4 million in low income housing tax credit limited partnerships, $0.6 million and $0.6 million of Federal Reserve Bank of Chicago stock and $11.7 million and $11.8 million of FHLB stock.

Foreign currency exchange rate risk arises through the sale of foreign currency forward contracts to customers of CIB Marine. CIB Marine hedges all such activity. At December 31, 2007 and 2006 there were no contracts outstanding. Foreign currency exchange risk also arises through transactions denominated in foreign currencies at Canron. CIB Marine does not hedge this activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
CIB Marine Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" on January 1, 2007.

KPMG LLP

Milwaukee, Wisconsin
March 31, 2008

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands,
	except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$22,649	$24,447
Federal funds sold	52,192	90,688
Total cash and cash equivalents	74,841	115,135

Loans held for sale	—	80
Securities	316,321	333,288

Loans	595,259	522,624
Allowance for loan losses	(20,706)	(20,906)
Net loans	574,553	501,718
Premises and equipment, net	8,961	10,912
Accrued interest receivable	5,839	5,582
Foreclosed properties	1,344	102
Assets of branches held for sale	—	418
Assets of companies held for disposal	1,851	4,112
Goodwill	—	746
Other assets	22,077	25,491
Total assets	$1,005,787	$997,584
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$73,519	$81,741
Interest-bearing demand	36,832	38,167
Savings	171,338	181,664
Time	463,901	438,212
Total deposits	745,590	739,784
Short-term borrowings	85,616	27,653
Long-term borrowings	12,000	2,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	33,223	24,940
Deposits of branches held for sale	—	55,365
Liabilities of companies held for disposal	3,976	7,003
Other liabilities	3,219	7,369
Total liabilities	945,481	925,971
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,398	158,266
Accumulated deficit	(117,537)	(102,806)
Accumulated other comprehensive income (loss), net	1,382	(1,880)
Receivables from sale of stock	(121)	(151)
Treasury stock at cost, 12,663 shares	(162)	(162)
Total stockholders’ equity	60,306	71,613
Total liabilities and stockholders’ equity	$1,005,787	$997,584

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$44,627	$38,533	$38,416
Loans held for sale	5	2	83
Securities:
Taxable	14,516	17,907	15,367
Tax-exempt	81	161	509
Dividends	239	605	1,178
Federal funds sold	3,226	4,301	4,296
Total interest and dividend income	62,694	61,509	59,849
Interest Expense
Deposits	29,695	29,247	26,997
Short-term borrowings	1,698	1,008	795
Long-term borrowings	118	245	367
Junior subordinated debentures	8,556	7,742	6,636
Total interest expense	40,067	38,242	34,795
Net interest income	22,627	23,267	25,054
Provision for (reversal of) credit losses	6,413	(4,384)	(8,669)
Net interest income after provision for credit losses	16,214	27,651	33,723
Noninterest Income
Loan fees	421	270	442
Deposit service charges	963	1,041	1,142
Other service fees	119	184	625
Other income	233	320	369
Net gain on sale of assets and deposits	1,314	2,727	—
Gain on sale of investment securities, net	—	—	355
Total noninterest income	3,050	4,542	2,933
Noninterest Expense
Compensation and employee benefits	18,167	20,484	25,696
Equipment	3,155	3,420	4,134
Occupancy and premises	3,134	3,332	3,823
Professional services	3,348	4,484	3,990
Impairment loss on investment securities	—	1,134	2,024
Write down and losses on assets	742	—	1,896
Other expense	5,926	9,277	9,445
Total noninterest expense	34,472	42,131	51,008
Loss from continuing operations before income taxes	(15,208)	(9,938)	(14,352)
Income tax expense (benefit)	3	(99)	(1,208)
Loss from continuing operations	(15,211)	(9,839)	(13,144)
Discontinued operations:
Pretax income from discontinued operations	417	660	3,650
Pretax net gain on sales of discontinued operations	—	—	200
Total pretax income from discontinued operations	417	660	3,850
Income tax expense (benefit)	(1,023)	99	2,367
Income from discontinued operations	1,440	561	1,483
Net Loss	$(13,771)	$(9,278)	$(11,661)
Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.83)	$(0.54)	$(0.72)
Discontinued operations	0.08	0.03	0.08
Net loss	$(0.75)	$(0.51)	$(0.64)
Diluted:
Loss from continuing operations	$(0.83)	$(0.54)	$(0.72)
Discontinued operations	0.08	0.03	0.08
Net loss	$(0.75)	$(0.51)	$(0.64)
Weighted average shares-basic	18,333,779	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779	18,333,779

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Accumulated Other	Stock Receivables and
	Shares	Par Value	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2004	18,346,442	$18,346	$158,163	$(81,867)	$(642)	$(1,108)	$92,892
Comprehensive loss:
Net loss	—	—	—	(11,661)	—	—	(11,661)
Other comprehensive loss:
Impairment loss on investment securities	—	—	—	—	(2,024)	—	(2,024)
Unrealized securities holding losses arising during the period	—	—	—	—	(769)	—	(769)
Total comprehensive loss							(14,454)
Reduction of receivables from sale of stock	—	—	—	—	—	744	744
Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182
Comprehensive loss:
Net loss	—	—	—	(9,278)	—	—	(9,278)
Other comprehensive income (loss):
Impairment loss on investment securities	—	—	—	—	(1,134)	—	(1,134)
Unrealized securities holding gains arising during the period	—	—	—	—	2,689	—	2,689
Total comprehensive loss							(7,723)
Stock option expense	—	—	103	—	—	—	103
Reduction of receivables from sale of stock	—	—	—	—	—	51	51
Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of Fin 48 (1)	—	—	—	(960)	—	—	(960)
Adjusted Balance at beginning of period	18,346,442	$18,346	$158,266	$(103,766)	$(1,880)	$(313)	$70,653
Comprehensive loss:
Net loss	—	—	—	(13,771)	—	—	(13,771)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	3,262	—	3,262
Total comprehensive loss							(10,509)
Stock option expense	—	—	132	—	—	—	132
Reduction of receivables from sale of stock	—	—	—	—	—	30	30
Balance, December 31, 2007	18,346,442	$18,346	$158,398	$(117,537)	$1,382	$(283)	$60,306

(1)	See Note 1-Summary of Significant Accounting Policies for further discussion on the FIN 48 adjustment.

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(15,211)	$(9,839)	$(13,144)
Net income from discontinued operations	1,440	561	1,483
	(13,771)	(9,278)	(11,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(639)	(693)	(982)
Depreciation and other amortization	1,118	2,761	2,637
Provision for (reversal of) credit losses	6,413	(4,384)	(8,669)
Originations of loans held for sale	(2,600)	(1,965)	—
Proceeds from sale of loans held for sale	2,716	1,906	—
Net gain on sale of assets and deposits	(1,314)	(2,727)	—
Write down and losses on assets	742	—	1,896
Impairment loss on investment securities	—	1,134	2,024
Gain on sale of investment securities, net	—	—	(355)
Decrease (increase) in interest receivable and other assets	2,735	(2,238)	4,495
Increase in interest payable junior subordinated debentures	8,501	7,688	6,581
Increase (decrease) in other interest payable and other liabilities	(4,464)	2,487	(964)
Operating cash flows of discontinued operations	(291)	(523)	2,176
Net cash used in operating activities	(854)	(5,832)	(2,822)
Cash Flows from Investing Activities
Maturities of securities available for sale	107,225	159,757	620,224
Purchase of securities available for sale	(94,476)	(100,943)	(432,021)
Proceeds from sales of securities available for sale	33,204	—	9,639
Proceeds from sales of mortgage-backed securities available for sale	48,037	—	6,400
Repayments of asset and mortgage-backed securities available for sale	52,567	81,072	71,231
Purchase of asset and mortgage-backed securities available for sale	(125,567)	(5,390)	(381,492)
Net decrease (increase) in Federal Home Loan Bank Stock	45	14,431	(11,951)
Net decrease (increase) in other investments	48	795	(677)
Net decrease (increase) in loans	(79,761)	(5,954)	208,836
Proceeds from sale of loans held for sale	—	—	24,113
Proceeds from sale of foreclosed properties	10	2,525	1,372
Net cash received from the sale of branches	2,278	3,620	—
Decrease (increase) in premises and equipment, net	183	(602)	(2,007)
Investing cash flows of discontinued operations	(1,435)	1,011	4,955
Net cash provided by (used in) investing activities	(57,642)	150,322	118,622
Cash Flows from Financing Activities
Increase (decrease) in deposits	5,574	(63,713)	(243,515)
Decrease in deposits of branches held for sale	(5,700)	(11,627)	—
Deposits sold	(49,665)	(64,329)	—
Repayments of long-term borrowings	(2,000)	(5,250)	—
Proceeds from long-term borrowings	12,000	—	—
Net increase decrease in short-term borrowings	57,963	2,652	6,192
Net decrease in receivables from sale of stock	30	—	500
Net cash provided by (used in) financing activities	18,202	(142,267)	(236,823)
Net increase (decrease) in cash and cash equivalents	(40,294)	2,223	(121,023)
Cash and cash equivalents, beginning of year	115,135	112,912	233,935
Cash and cash equivalents, end of year	$74,841	$115,135	$112,912
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest expense-continuing operations	$31,784	$30,198	$28,543
Interest expense-discontinued operations	—	—	31
Income taxes-continuing operations	—	—	(5,763)
Income taxes-discontinued operations	—	2	(458)
Supplemental Disclosures of Noncash Activities
Transfers of loans to foreclosed properties-continuing operations	$1,273	$52	$1,400
Transfers of commercial loans to loans held for sale	—	—	25,847
Transfer deposits to deposits of branches held for sale	—	64,331	66,991
Cumulative effect of adoption of FIN 48 (1)	960	—	—

(1) See Note 1-Summary of Significant Accounting Policies for further discussion on the FIN 48 adjustment.

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

CIB Marine Bancshares, Inc. (“CIB Marine”) is a bank holding company. References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to small and middle-market business customers and investments in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Its offices and, generally, customers are located in the central Illinois, Milwaukee, Indianapolis, Phoenix and southeast Florida markets. Canron Corporation (“Canron”), an 84% owned subsidiary of CIB Construction, was a steel fabrication and erection company, which was acquired in 2002 as a result of collection activities. Since the third quarter of 2003, Canron has been in the process of voluntary liquidation.

The accounting and reporting policies of CIB Marine conform to U.S. generally accepted accounting principles.

Consolidation

The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated. At both December 31, 2007 and 2006, Canron’s net assets as presented in the consolidated balance sheets of CIB Marine were zero. Accordingly, minority interest in Canron is not reflected in the consolidated financial statements.

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

Other Investments

Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but not more than 50%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired CIB Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2007, 2006 and 2005, CIB Marine recognized $0.7 million, none and $0.1 million, respectively, of impairment losses on other investments. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded or previously recognized losses reversed and a gain recorded. At December 31, 2007 and 2006, other investments totaled $1.4 million and $2.8 million, respectively, all of which are illiquid.

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

Management believes that the allowance for loan losses contained in these financial statements was adequate at December 31, 2007 and 2006. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine’s allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Goodwill

Goodwill resulted from the acquisition of companies or assets. Fair values have been determined by examining stock prices of publicly traded financial institutions with similar performance characteristics as the reporting units and discounted cash flow models. Where market prices are not available and the reporting unit is held for disposal, third party valuations or anticipated offer values are used. Goodwill is not amortized, but is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Prior to 2002, goodwill was amortized on a straight-line basis over 15 years. As a result of a branch sale in the first quarter of 2007, CIB Marine has no goodwill at December 31, 2007.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed primarily using the straight-line method. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized. Estimated useful lives of assets are 39 years for buildings and 3 to 10 years for furniture and equipment. Leasehold improvements included in premises and equipment are amortized over the shorter of the useful life of the improvements or the term of the lease. Rent expense on noncancellable leases is accrued on the straight-line basis over the term of the lease based upon minimum rents.

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

Litigation Contingency

Pursuant to FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” CIB Marine accrues for loss contingencies associated with outstanding litigation for which management has determined that a loss contingency exists and the amount of such loss can be reasonably estimated. Noninterest expense for 2006 included a $1.8 million loss contingency. There were no provisions for loss contingencies in 2007. Legal fees incurred in the defense of the litigation are recognized as incurred.

Stock-Based Compensation

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123 (“SFAS 123”). The following assumptions were used in estimating the fair value for options granted in 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
Dividend yield	—	—	—
Risk free interest rate	3.92%	4.63%	4.25%
Expected volatility	39%	40%	48%
Weighted average expected life	6.5 years	6.5 years	6.5 years
Weighted average per share fair value of options	$0.43	$0.76	$1.47

SFAS 123(R)’s Share-Based Payments (“SFAS 123(R)”) fair value method resulted in $0.1 million of compensation expense for both 2007 and 2006. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At December 31, 2007, CIB Marine had $0.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.8 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits in 2007 or 2006.

For 2005, had compensation expense for these plans been determined based on the fair value method at the grant dates for awards under those plans consistent with the methodology in SFAS 123, CIB Marine’s net loss and loss per share would have been the pro forma amounts indicated below:

		December 31, 2005
		(Dollars in thousands, except share data)
Net loss	As reported	$(11,661)
	Assumed compensation cost Pro forma	(35)
		$(11,696)

Basic loss per share	As reported	$(0.64)
	Pro forma	(0.64)

Diluted loss per share	As reported	$(0.64)
	Pro forma	(0.64)

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Advertising Expense

Advertising costs are charged to expense as incurred. Advertising expenses of continuing operations, included in noninterest expense, totaled $0.8 million, $0.7 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits subsequent measurement of servicing assets and servicing liabilities using either a fair value method or an amortization method. This statement is effective for fiscal years beginning after September 15, 2006. Adoption of this standard did not materially affect CIB Marine’s consolidated financial statements.

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

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007 and has completed the process of evaluating the effect of FIN 48 on its consolidated financial statements as of January 1, 2007, and as of and for the year ended December 31, 2007. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois real estate investment trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During 2007 the statute of limitations expired with respect to a portion of this exposure. As a result of this event, CIB Marine reversed $1.3 million of the tax liability through a credit to discontinued operations tax expense while also recording a $0.3 million charge to its discontinued operations tax expense for interest and penalties related to the remaining REIT tax exposure. At December 31, 2007 and 2006, respectively, CIB Marine had a $1.7 million and $1.9 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both December 31, 2007 and December 31, 2006, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal or state tax authorities for years before 1999. As of January 1, 2007 the gross amount of unrecognized tax benefits was $4.7 million. At December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.4 million. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48, approximately $1.0 million was accrued for the potential payment of interest and penalties. CIB Marine does not anticipate significant adjustments to the amount of total unrecognized tax benefits within the next twelve months.

The following table reconciles total gross amounts of unrecognized tax benefits at the beginning and end of 2007:

2007
Balance at January 1, 2007	$4,705
Additions for positions taken during the current year	212
Additions for positions taken in prior years	280
Reductions resulting from expiration of statutes	(1,300)
Balance at December 31, 2007	$3,897

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

At December 31, 2007, CIB Marine determined it had one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida and Arizona. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis.

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

Foreign Currency Translation

Canron had operations in the United States, Canada and Mexico at the time of acquisition. As of December 31, 2007, operations in the United States, Canada and Mexico had been sold. The remaining assets and liabilities in the United States and Canada are in the process of liquidation. See Note 7-Companies Held for Disposal and Discontinued Operations for further information.

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

CIB Marine uses interest rate swaps to hedge changes in the fair value of certain fixed rate deposits and certain loans attributable to changes in market interest rates. CIB Marine primarily uses interest rate swaps that effectively convert the fixed rate financial instrument into a floating rate financial instrument. CIB Marine enters into these transactions to provide a floating rate asset or liability whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally enters into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.

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

Note 2-Cash and Due from Banks

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $5.3 million and $8.8 million were maintained to satisfy federal regulatory requirements as of December 31, 2007 and 2006, respectively. These amounts are included in cash and due from banks in the consolidated balance sheets.

Note 3-Securities

The amortized cost, gross unrealized gains and losses, and approximate fair values of securities at December 31, 2007 and 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2007
U.S. government agencies	$63,104	$1,202	$7	$64,299
Obligations of states and political subdivisions	31,031	127	223	30,935
Other notes and bonds	9,098	—	200	8,898
Asset-backed securities	—	—	—	—
Commercial paper	—	—	—	—
Mortgage-backed securities	211,706	1,199	716	212,189
Total securities available for sale	$314,939	$2,528	$1,146	$316,321
December 31, 2006
U.S. government agencies	$101,321	$193	$554	$100,960
Obligations of states and political subdivisions	32,067	146	526	31,687
Other notes and bonds	350	—	—	350
Asset-backed securities	2,192	5	—	2,197
Commercial paper	4,384	—	—	4,384
Mortgage-backed securities	194,854	520	1,664	193,710
Total securities available for sale	$335,168	$864	$2,744	$333,288

Securities available for sale with a carrying value of $212.4 million and $140.9 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of December 31, 2007, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$19,126	$19,162
Due after one year through five years	46,190	47,364
Due after five years through ten years	14,598	14,553
Due after ten years	23,319	23,053
	103,233	104,132
Mortgage-backed securities	211,706	212,189
Total securities available for sale	$314,939	$316,321

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 and December 31, 2006:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
U.S. government agencies	$—	$—	$7,500	$7	$7,500	$7
Obligations of states and political subdivisions	16,520	149	2,394	74	18,914	223
Other notes and bonds	5,800	200	—	—	5,800	200
Mortgage-backed securities	41,518	212	58,603	504	100,121	716
Total securities with unrealized losses	$63,838	$561	$68,497	$585	$132,335	$1,146
Securities without unrealized losses					183,986
Total securities					$316,321

December 31, 2006
U.S. government agencies	$7,473	$17	$49,506	$537	$56,979	$554
Obligations of states and political subdivisions	8,488	100	13,450	426	21,938	526
Mortgage-backed securities	2,838	16	140,005	1,648	142,843	1,664
Total securities with unrealized losses	$18,799	$133	$202,961	$2,611	$221,760	$2,744
Securities without unrealized losses					111,528
Total securities					$333,288

As of December 31, 2007, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in the investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost. As of December 31, 2007, CIB Marine had 124 securities in an unrealized loss position.

Proceeds from the sales of securities available for sale during 2007 were $81.2 million. During 2007, CIB Marine did not realize any additional gains or losses on these sales, but did record impairment losses during 2006 and 2005 related to these sales. There were no impairment losses realized during 2007. In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supported CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were also used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. When the decision was made in the first quarter of 2007 to sell these securities, CIB Marine had not yet filed its 2005 or 2006 Form 10-K’s. As a result of the decision CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $1.1 million and $2.0 million on these securities during 2006 and 2005, respectively. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations for 2006 and 2005 and is reflected in the carrying value of these loss securities on the consolidated balance sheet for 2006.

There were no sales of securities during 2006. Proceeds from the sale of securities during 2005 were $21.0 million, and net realized gain on the sale of these securities was $0.4 million.

Since December 31, 2007, due to economic conditions, several nationally recognized rating agencies downgraded the credit ratings of several of the investment grade credit insuring companies. Several of the downgraded companies insure municipal obligation investments owned by CIB Marine. The municipal obligations have a par value of $16.5 million and a fair value of $16.4 million as of December 31, 2007. CIB Marine has not recognized any impairment on these effected municipal obligations and the securities are still considered investment grade quality as rated by the rating agencies.

Note 4 - Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	December 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$63,046	10.6%	$49,777	9.5%
Commercial real estate	258,265	43.5	282,233	54.0
Commercial real estate construction	139,663	23.5	111,040	21.3
Residential real estate	20,938	3.5	19,125	3.7
Home equity loans	108,486	18.3	57,990	11.1
Consumer loans	3,241	0.6	2,363	0.4
Receivables from sale of CIB Marine stock	(121)	(0.0)	(151)	(0.0)
Gross loans	593,518	100.0%	522,377	100.0%
Deferred loan fees	1,741		247
Loans	595,259		522,624
Allowance for loan losses	(20,706)		(20,906)
Loans, net	$574,553		$501,718

During 2005 CIB Marine transferred to loans held for sale, and subsequently sold, a limited amount of portfolio loans as part of its loan work-out and restructuring strategy. The loans sold in 2005 were commercial real estate and commercial construction loans At the time of sale, the carrying values of the loans sold were $24.6 million, and a loss of $1.7 million was recognized on the sale of these loans. This loss is included in write down and losses on assets in the statement of operations. There were no portfolio loans transferred to loans held for sale during 2007 or 2006.

The following table lists information on nonperforming and certain past due loans:

	December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual loans	$18,866	$20,669
Restructured loans	—	—
Loans 90 days or more past due and still accruing	66	1,485

Information on impaired loans is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Impaired loans without a specific allowance	$5,101	$5,543
Impaired loans with a specific allowance	11,053	14,380
Total impaired loans	$16,154	$19,923
Specific allowance related to impaired loans	$4,051	$7,451
Average balance of impaired loans	15,934	22,310
Cash basis interest on impaired loans	$457	$379

During 2007, 2006 and 2005, respectively, CIB Marine recognized net losses on the sale and impairment of foreclosed property of $0.02 million, $0.2 thousand and $0.1 million. The 2007, 2006 and $0.04 million of the 2005 net loss is included in write down and losses on assets and the remaining $0.06 million of the 2005 loss is included in loss from discontinued operations.

During 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation: The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709. During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. At December 31, 2007, the remaining balance of these two purchased pools was $73.0 million with an allocated allowance of $5.3 million.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.0 million and $2.2 million as of December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, CIB Marine had $1.0 million and $1.7 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.3 million and $0.01 million at December 31, 2007 and 2006, respectively. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

Credit Concentrations

At December 31, 2007 CIB Marine had one secured borrowing relationship (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity. At December 31, 2007, the total outstanding commitments on that borrowing relationship, including lines of credit not fully drawn, was 36.9% of equity and 3.7% of total loans, and the principal drawn and outstanding on loans in this one borrowing relationship was $6.9 million. As of December 31, 2007 all loans within this borrowing relationship were current. At December 31, 2006, CIB Marine also had one borrowing relationship that exceeded 25% of stockholders’ equity. At December 31, 2006, the total outstanding commitments on that borrowing relationship to a commercial general contractor, including lines of credit not fully drawn, were 25.8% of equity and 3.5% of total loans, and the principal drawn and outstanding was $3.1 million.

At December 31, 2007, CIB Marine also had credit relationships within five industries or industry groups with loans outstanding in excess of 25% of stockholders’ equity:

INDUSTRY	Outstanding Balance	% of Loans	Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$174.6	29%	290%
Residential Real Estate Developers	139.4	23	231
Health Care Facilities	29.7	5	49
Motel and Hotel	20.8	4	35
Nursing/Convalescent Homes	18.5	3	31

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$20,906	$24,882	$29,551
Charge-offs	(8,192)	(622)	(3,911)
Recoveries	1,579	1,030	7,911
Net loan (charge-offs) recoveries	(6,613)	408	4,000
Provision for (reversal of) loan losses	6,413	(4,384)	(8,669)
Balance at end of year	$20,706	$20,906	$24,882
Allowance for loan losses as a percentage of loans	3,48%	4.00%	4.83%

Director and Officer Loans

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The activity in these loans during 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$7,025	$9,476
New loans	2,085	4,136
Repayments	(2,415)	(6,587)
Balance at end of year	$6,695	$7,025

Note 5 - Premises and Equipment, net

The major classes of premises and equipment and accumulated depreciation are summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Land	$1,424	$1,845
Buildings	6,225	7,126
Leasehold improvements	1,638	1,672
Furniture and equipment	19,461	21,023
	28,748	31,666
Less: accumulated depreciation	(19,787)	(20,336)
	$8,961	$11,330
Assets of branches held for sale	—	(418)
	$8,961	$10,912

Depreciation expense for 2007, 2006 and 2005 was $1.8 million, $2.2 million and $2.5 million, respectively Total rental expense for 2007, 2006 and 2005 was $1.6 million, $1.6 million and $2.0 million, respectively.

CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2013. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2007.

Amount
(Dollars in thousands)
2008	$1,192
2009	862
2010	573
2011	359
2012	295
Thereafter	47
$3,328

Note 6 - Goodwill

During 2007 and 2006, respectively CIB Marine sold the fixed assets and deposits of its branches located in Cedarburg and Grafton, Wisconsin. Goodwill of $0.7 million, the entire amount of CIB Marine’s goodwill at December 31, 2006, was allocated to the Cedarburg branch at the time of sale and $0.2 million was allocated to the Grafton branch when it was sold in 2006. CIB Marine has no goodwill at December 31, 2007. The goodwill was not subject to amortization, but was subject to an annual impairment assessment and interim testing if facts and circumstances suggest it may be impaired. There were no goodwill impairment losses recognized during any of the periods presented in the consolidated financial statements.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Goodwill
Balance, December 31, 2005	$982
Reduction of goodwill due to sale of Grafton branch	(236)
Balance, December 31, 2006	$746
Reduction of goodwill due to sale of Cedarburg branch	(746)
Balance, December 31, 2007	$—

Note 7 - Companies Held For Disposal and Discontinued Operations

Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Assets of companies held for disposal
CIB Construction (1)	$1,183	$3,250
MICR (1)	—	127
MSI	741	800
Other (2)	(73)	(65)
Total assets of companies held for disposal	$1,851	$4,112
Liabilities of companies held for disposal
CIB Construction (1)	$2,365	$4,559
MICR (1)	33	297
MSI	656	656
Other (2)	922	1,491
Total liabilities of companies held for disposal	$3,976	$7,003

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

(2)
Includes tax liability of subsidiary sold in 2004 and elimination of intercompany transactions between companies held for disposal and affiliates. See Note 1-Summary of Significant Accounting Policies for further information on the tax exposure liability.

Loss or income from discontinued operations, as shown on the consolidated statements of operations is comprised of the following:

	Pretax income (loss)before gain (loss) on sale of assets and other income	Gain on sale of discontinued operations	Income tax expense (benefit)	Other Income (1)	Net income (loss) Net of intercompany transactions
	(Dollars in thousands)
2007
CIB Construction	$131	$—	$3	$—	$128
MSI	253	—	131	33	155
Other (2)	—	—	(1,157)	—	1,157
Total	$384	$—	$(1,023)	$33	$1,440
2006
CIB Construction	$418	$—	$156	$—	$262
MSI	209	—	(52)	33	294
Other (2)	—	—	(5)	—	5
Total	$627	$—	$99	$33	$561
2005
CIB Construction	$2,716	$—	$840	$—	$1,876
MICR	1,037	200	(233)	—	1,470
MSI	(304)	—	(140)	201	37
Other (2)	—	—	1,900	—	(1,900)
Total	$3,449	$200	$2,367	$201	$1,483

(1)	Includes elimination of intercompany transactions and estimated interest and penalties on the tax exposure of a subsidiary sold in 2004. See Note 1-Summary of Significant Accounting Policies.

(2)	Relates to tax exposure on subsidiary sold in 2004. See Note 1-Summar of Significant Accounting Policies for further information on the tax exposure. Additionally, 2007 and 2006 also include MICR.

CIB Construction (includes Canron)

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders. Canron filed Articles of Dissolution in December 2006. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. At both December 31, 2007 and 2006, CIB Construction’s net carrying value of its investment in Canron was zero. During 2007, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process.

The following table summarizes the composition of CIB Construction’s balance sheets which reflects expected liquidation values net of selling costs.

	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$50
Accounts receivable	551	551
Other assets	609	2,649
Total assets	$1,183	$3,250
Liabilities and stockholder’s equity:
Income tax payable	$1,409	$3,082
Other liabilities	956	1,477
Total liabilities	2,365	4,559
Stockholder’s equity	(1,182)	(1,309)
Total liabilities and stockholder’s equity	$1,183	$3,250

MICR

During the fourth quarter of 2005, CIB Marine sold to unrelated parties substantially all of the assets and operations of MICR and changed the company’s name to Everett Tech, Inc. At both December 31, 2007 and 2006, the remaining net liabilities of MICR consisted of income taxes payable. MICR filed Articles of Dissolution in January 2008.

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

The following table summarizes the composition of MSI’s balance sheets which reflect expected liquidation values net of selling costs.

	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$45	$14
Net Loans	602	100
Income tax receivable	86	685
Other assets	8	1
Total assets	$741	$800
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$612	$103
Other liabilities	44	553
Total liabilities	656	656
Stockholder’s equity	85	144
Total liabilities and stockholder’s equity	$741	$800

Note 8 - Assets and Deposits of Branches Held For Sale

At December 31, 2006, CIB Marine’s subsidiary bank Marine Bank had for sale the deposits and property and equipment of its Cedarburg and Brookfield, Wisconsin branches. The deposits and property and equipment of these two branches comprised the balance of assets and deposits of branches held for sale as of December 31, 2006. During the first half of 2007, Marine Bank sold the deposits and property and equipment of these two branches and recognized a net pretax gain on the sale of these two branches of $1.1 million. The gain is included in net gain on sale of assets and deposits. At the date of sales, the deposits and net property and equipment of these sold branches was $49.7 million and $0.4 million, respectively. Additionally, goodwill of $0.7 million was allocated to the Cedarburg branch. At December 31, 2007, there were no branches held for sale.

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

Note 9 - Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock	$12,298	$12,314
Prepaid expenses	$1,020	$1,067
Accounts receivable	179	1,508
Trust preferred securities underwriting fee, net of amortization	1,280	1,335
Investment in trust common securities	3,022	2,838
Other investments	1,381	2,821
Income tax receivable	2,737	3,492
Fair value of derivatives	39	—
Other	121	116
	$22,077	$25,491

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.2 million and $1.4 million, respectively, at December 31, 2007 and 2006. Equity loss on these limited partnerships, included in noninterest expense, was $0.2 million in 2007, $0.4 million in 2006 and $0.3 million in 2005. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities. The carrying value of this investment was zero and $0.7 million at December 31, 2007 and 2006, respectively. During 2007, CIB Marine deemed the entire investment was impaired, and an impairment loss of $0.7 million was recognized in 2007. The impairment loss is included in write down and losses on assets.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of December 31, 2007 has invested $0.4 million. During 2007 and 2006, CIB Marine received a total capital distribution of $0.2 million on its investment in this company. During 2005, CIB Marine recognized a $0.1 million impairment loss on this investment due to a reduction in CIB Marine’s interest in the equity value of this investment. The impairment loss is included in write down and losses on assets. At December 31, 2007 and 2006, CIB Marine’s carrying value of this investment was $0.1 million and $0.2 million, respectively.

•
During the first quarter of 2007, CIB Marine sold its interest in a publicly traded company and recognized a $0.2 million gain on the sale which is included in write down and losses on assets. CIB Marine’s carrying value of this investment at December 31, 2006 was $0.4 million.

As members of the Federal Reserve System and the Federal Home Loan Bank, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve stock and Federal Home Loan Bank stock as required by those institutions. These securities are “restricted” in that they are not publicly traded and can only be owned by members of the institutions.

In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (“C&D”) with it regulator, the Federal Housing Finance Board (“Finance Board”). The order states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The order provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the last half of 2007. As of December 31, 2007, CIB Marine had $11.5 million in FHLB Chicago stock, of which $4.0 million was categorized as required.

Note 10 - Deposits

The aggregate amount of time deposits of $100,000 or more at December 31, 2007 and 2006 were $169.0 million and $135.4 million, respectively. Included in time deposits are brokered deposits of $22.2 million at December 31, 2007 and $39.2 million at December 31, 2006.

At December 31, 2007, the scheduled maturities of time deposits are as follows:

December 31, 2007
(Dollars in thousands)
2008	$375,807
2009	49,005
2010	15,198
2011	9,577
2012	14,135
Thereafter	179
$463,901

(1) Deposits held by branches classified as held for sale at December 31, 2007.

Note 11 - Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities.

The following is a summary of short-term borrowings for each of the two years ended December 31:

	At Year end		For the Year
	Balance	Weighted-Average Rate	Daily Average Balances	Weighted-Average Rate	Highest Balances at Month End
	(Dollars in thousands)
2007
Federal funds purchased and securities sold under repurchase agreements	$16,276	3.17%	$23,412	4.23%	$28,555
Federal Home Loan Bank	67,100	3.90	15,044	4.35	67,100
Treasury, tax and loan note	2,240	3.59	872	5.68	2,848
Total short-term borrowings	$85,616	3.76%	$39,328	4.31%
2006
Federal funds purchased and securities sold under repurchase agreements	$23,625	4.79%	$19,109	4.21%	$23,624
Federal Home Loan Bank	—	—	3,088	5.57	12,000
Treasury, tax and loan note	4,028	5.04	718	4.47	4,028
Total short-term borrowings	$27,653	4.83%	$22,915	4.40%

At both December 31, 2007 and 2006, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The total value of securities pledged to other parties related to these participated standby letters of credit was $3.3 million and $4.9 million at December 31, 2007 and 2006, respectively.

During 2007, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. The credit restrictions in effect at December 31, 2006 at the Federal Reserve Bank’s discount window were lifted in the first quarter of 2007.

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. Among other items, the Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and pre-approval to pay interest on debentures.

Note 12 - Long-Term Borrowings

Long-term borrowings consist of borrowings having an original maturity of greater than one year.

FHLB

The following table presents information regarding amounts payable to the FHLB of Chicago. All of the borrowings shown in the following table are fixed rate borrowings.

December 31,				Scheduled Maturity	Callable Quarterly @ Par After
2007		2006
Balance	Rate	Balance	Rate
	(Dollars in thousands)
$6,000	4.52%	$—	—%	04/24/09	—
3,000	4.49	—	—	10/26/09	—
3,000	4.54	—	—	10/25/10	—
—	—	2,000	5.09	02/20/08	02/20/01
$12,000	4.52%	$2,000	5.09%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from a 60% loan to value for 1-4 Family Loans (held for sale) to 95% on U.S. Treasury and Agency Obligation securities. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $93.6 million and $17.9 million at December 31, 2007 and 2006, respectively. These assets consisted of securities with a market value of $103.6 million and $19.9 million at December 31, 2007 and 2006, respectively.

Junior Subordinated Debentures

CIB Marine had the following junior subordinated debentures outstanding at December 31, 2007 and 2006:

	December 31,
	2007	2006	Issue Date	Interest Rate		Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	$10,310	03/23/00	10.88%		03/08/30	03/08/10
CIB Statutory Trust III	15,464	15,464	09/07/00	10.60		09/07/30	09/07/10
CIB Statutory Trust IV	15,464	15,464	02/22/01	10.20		02/22/31	02/22/11
CIB Statutory Trust V	20,619	20,619	09/27/02	Variable	(1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857	$61,857

(1) Three-month LIBOR + 3.40% adjusted quarterly.

CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the debentures. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003, and as a result the Trusts deferred distributions on its trust preferred securities. At December 31, 2007 and 2006 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $30.3 million and $21.8 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. These amounts are included in accrued interest payable on the consolidated balance sheets. The maximum interest deferral period is five years and the Company will therefore be required to bring the Trust Preferred Securities' interest payments current in the first quarter of 2009. Management is evaluating all options to ensure the Company meets its obligations with respect to the Trust Preferred Securities. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital, subject to regulatory limitations.

The Federal Reserve Board adopted a rule limiting the inclusion of junior subordinated debentures in the Tier 1 equity capital. The ruling limited the total restricted Tier 1 capital elements, including junior subordinated debentures, net of investment in trust, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2007, CIB Marine included approximately $20.1 million of its junior subordinated debentures in total Tier 1 capital.

Note 13 - Other Liabilities

	December 31,
	2007	2006
	(Dollars in thousands)
Accounts payable	$117	$1,408
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	158	159
Accrued compensation and employee benefits	782	973
Accrued professional fees	448	1,070
Accrued other expenses	731	2,645
Fair value of derivatives	—	29
Other liabilities	258	360
	$3,219	$7,369

Accrued other expenses at December 31, 2006 includes a $1.8 million contingent liability related to the settlement of the Hadley litigation which was paid during the first quarter of 2007. See Note 18-Commitments and Contingencies for further information regarding this litigation.

Note 14 - Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The balances of loans classified as receivables from sale of stock totaled $0.1 million and $0.2 million at December 31, 2007 and 2006, respectively. Interest earned on these loans was $0.01 million in 2007, $0.01 million in 2006 and $0.04 million in 2005 and is included in interest and dividend income-loans.

Treasury Stock

Certain of CIB Marine’s subsidiary banks have acquired CIB Marine stock through collection efforts when the borrowers defaulted on their loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses. Since these shares are not directly owned by CIB Marine they are not excluded from the number of shares outstanding. CIB Marine did not acquire or sell any shares during 2007, 2006 or 2005. Treasury Stock was $0.2 million at both December 31, 2007 and 2006.

Regulatory Capital

CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and each bank subsidiary are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

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

At December 31, 2007, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both December 31, 2007 and 2006, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank in the second quarter of 2004 and Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) it entered into with its respective banking regulators in March 2005. During the first quarter of 2007, the Cease and Desist Order Central Illinois Bank had entered into with its banking regulatory authorities in 2004 was replaced with a Memorandum of Understanding, and in the fourth quarter of 2007, this Memorandum of Understanding was terminated. Among other items, the Agreement and Memorandum in effect at December 31, 2007 restrict the payment of cash dividends without prior written consent from the regulators and require the bank to maintain a Tier 1 leverage capital level equal to or exceeding 8% of the bank’s total average assets. Failure to comply with the Agreement or Memorandum could have a material adverse effect on CIB Marine and its operations. As of December 31, 2007, the capital level of CIB Marine and Marine Bank exceeded the minimum levels required by their respective regulatory Agreement or Memoranda.

The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$128,373	17.26%	$59,518	8.00%	$74,397
Central Illinois Bank	60,381	19.26	25,082	8.00	31,352	10.00%
Marine Bank	50,023	14.82	27,012	8.00	33,765	10.00
Citrus Bank	19,855	21.87	7,261	8.00	9,077	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,026	10.62%	$29,759	4.00%	$44,638
Central Illinois Bank	56,399	17.99	12,541	4.00	18,811	6.00%
Marine Bank	45,756	13.55	13,506	4.00	20,259	6.00
Citrus Bank	18,698	20.60	3,631	4.00	5,446	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$79,026	7.92%	$39,908	4.00%	$49,885
Central Illinois Bank	56,399	12.18	18,525	4.00	23,156	5.00%
Marine Bank (1)	45,756	11.31	16,177	4.00	20,221	5.00
Citrus Bank	18,698	15.03	4,976	4.00	6,220	5.00

December 31, 2006
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$141,308	20.95%	$53,965	8.00%	$67,456
Central Illinois Bank	59,389	20.18	23,545	8.00	29,432	10.00%
Marine Bank	48,631	17.07	22,796	8.00	28,495	10.00
Citrus Bank	21,162	24.40	6,938	8.00	8,673	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$96,584	14.32%	$26,983	4.00%	$40,474
Central Illinois Bank	55,593	18.89	11,773	4.00	17,659	6.00%
Marine Bank	45,041	15.81	11,398	4.00	17,097	6.00
Citrus Bank	20,069	23.14	3,469	4.00	5,204	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$96,584	9.51%	$40,632	4.00%	$50,790
Central Illinois Bank (1)	55,593	11.34	19,605	4.00	24,507	5.00%
Marine Bank (1)	45,041	11.67	15,437	4.00	19,297	5.00
Citrus Bank	20,069	15.10	5,317	4.00	6,646	5.00

(1)
Pursuant to the Order and/or Memorandum of Understanding in effect as of the period end, the bank is required to maintain a Tier 1 leverage capital level equal to or exceeding 8% of total average assets.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. Pursuant to the Memorandum and Agreement and throughout such time as the Memorandum and Agreement remain in effect, Marine Bank may not pay a dividend to CIB Marine and CIB Marine cannot declare or pay dividends without first obtaining the consent of the regulators. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from its subsidiary banks during 2007. At December 31, 2007, CIB Marine’s subsidiary banks had retained earnings available for the payment of dividends to CIB Marine, subject to regulatory approval, in the total amount of $2.8 million.

Federal Deposit Insurance

As FDIC-insured institutions, each of CIB Marine’s subsidiary banks are required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. In 2007, the FDIC had the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC had adopted a premium rate schedule, which provided for an assessment range of 0.05% to 0.43% of domestic deposits, depending on the capital category and supervisory category to which a bank is assigned. As of December 31, 2007, the assessment rate for Central Illinois Bank was 0.06%, Marine Bank was 0.11% and Citrus Bank was 0.01%. The FDIC’s risk-based insurance assessment system was amended by the Federal Deposit Insurance Reform Act in 2006. Under implementing regulations effective for 2007, each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. There is currently a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject in 2008 to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of 0.43%.

The FDIC is authorized to terminate an institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for CIB Marine’s banks would have a material adverse effect on CIB Marine. In addition to its insurance assessment, each insured institution is subject to quarterly debt service assessments in connection with bonds issued by the government corporation that financed the federal savings and loan bailout. The quarterly debt service assessment rate for all banks was 0.0114%.

In October 2006, the FDIC Board of Directors approved a One-Time Assessment Credit. CIB Marine’s subsidiary banks received a $0.6 million credit of which $0.2 million was used to offset the FDIC insurance premium expense during 2007. The remaining balance of the credit will be recorded as a credit against future FDIC insurance premiums until the credit is exhausted.

Note 15 - Other Expense

Other expense consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Payroll and other processing charges	$112	$99	$125
Correspondent bank charges	190	256	291
Advertising/marketing	781	722	1,135
Communications	964	1,386	1,310
Supplies and printing	284	357	581
Shipping and handling	454	523	703
Collection expense	17	43	248
FDIC and state assessment	484	1,289	1,768
Recording and filing fees	192	149	185
Foreclosed property	17	7	46
Other expense	2,431	4,446	3,053
Total other expense	$5,926	$9,277	$9,445

Note 16-Loss Per Share

The following provides a reconciliation of basic and diluted loss per share:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(15,211)	$(9,839)	$(13,144)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—
Diluted	18,333,779	18,333,779	18,333,779
Per share loss:
Basic	$(0.83)	$(0.54)	$(0.72)
Effect of dilutive stock options outstanding	—	—	—
Diluted	$(0.83)	$(0.54)	$(0.72)

Because CIB Marine has a net loss from continuing operations in each of the years ended December 31, 2007, 2006 and 2005, options to purchase 1,151,533; 971,830; and 778,000 share, respectively, were excluded from the calculation of diluted earnings per share because their assumed exercise would be anti-dilutive.

Note 17-Financial Instruments with Off-Balance Sheet Risk

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$174,329	$157,851
Standby letters of credit	5,886	5,637
Interest rate swaps	15,527	15,675

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at December 31, 2007 and 2006, is $5.9 million and $5.6 million, respectively, with a weighted average term of approximately 8 months at both December 31, 2007 and 2006. CIB Marine has accrued liabilities of $0.7 million at both December 31, 2007 and 2006 for probable losses related to certain standby letters of credit. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

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

At December 31, 2007, CIB Marine is primarily involved with derivative financial instruments in the form of interest rate swaps utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine generally deals with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2007.

CIB Marine had $10.0 million notional value of receive fixed/pay floating interest rate swaps outstanding as of December 31, 2007 used to hedge fixed rate deposits with matching interest payment frequencies, maturities, option features and amounts. As of December 31, 2007, these swaps received Fair Value Hedge accounting treatment under SFAS 133. CIB Marine had $5.6 million notional value of pay fixed/receive floating interest rate swaps outstanding as of December 31, 2007 used to hedge fixed rate loans. These swaps are accounted for as Fair Value Hedges under SFAS 133 as of December 31, 2007. Market value changes during the period of the interest rate swaps and the hedged assets are reflected in other noninterest income in the statement of operations.

The fair value of derivatives that fail to qualify as a hedge and the ineffective position of derivatives that do qualify as a hedge is charged to other expense or credited to other income in the period of the change in fair value. Such amounts charged to net income was $0.01 million, in both 2007 and 2006 and $0.1 million in 2005. The fair value adjustment of warrants charged to net income in both 2006 and 2005 was $0.1 million.

Note 18 - Commitments and Contingencies

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

Negotiations ensued and CIB Marine and the insurer discussed an arrangement in which the insurer would pay 35% of the costs of defense of the Ruedi and Lewis cases incurred by CIB Marine and the individual defendants and CIB Marine would pay the remaining 65% of those reasonable costs. The parties negotiated the terms of their agreement, which was reflected in a written agreement accepted by the insurer, but was not executed by the parties. Pending addressing open issues with regard to expanding the scope of this agreement to include the Burchett and Fasano/Arundel cases, the insurer informed the insureds that it would not sign the agreement regarding the Lewis and Ruedi cases. The insurer contends that the act of plaintiff’s counsel in Lewis providing an affidavit from Ruedi to the court in connection with one of the pending motions regarding vacating the stay of discovery gives the insurer grounds to invoke an exclusion under the policy that applies when an insured under the policy, which the insurer contends Ruedi is, assists a plaintiff, such as Lewis, in the prosecution of a case against other insureds, such as the Lewis case. Accordingly, the insurer has advised the insureds that it will no longer pay any of the costs of defense of the Lewis case. CIB Marine understands that this refusal also applies to any judgment that may be entered against any insured in Lewis.

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

Note 19-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2007, options to purchase 337,703 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following table shows activity relating to stock options.

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2004	791,331	$8.50-23.66	$16.35
Granted	523,750	$4.10	$4.10	$1.47
Lapsed or surrendered	(293,594)	4.10-23.66	13.63
Exercised	—	—	—
Shares under option at December 31, 2005	1,021,487	$4.10-23.66	$10.85
Granted	483,750	$4.10	$4.10	$0.76
Lapsed or surrendered	(332,916)	4.10-23.66	9.44
Exercised	—	—	—
Shares under option at December 31, 2006	1,172,321	$4.10-22.89	$8.47
Granted	325,500	$3.70-4.10	$3.79	$0.43
Lapsed or surrendered	(199,794)	4.10-22.89	11.20
Exercised	—	—	—
Shares under option at December 31, 2007	1,298,027	$3.70-22.89	$6.87
Shares exercisable at December 31, 2007	485,277	$4.10-22.89	$11.73

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2005	493,963
Granted	483,750
Vested	(73,050)
Forfeited	(201,113)
Nonvested stock options at December 31, 2006	703,550
Granted	325,500
Vested	(146,950)
Foreited	(69,350)
Nonvested stock options at December 31, 2007	812,750

The following table summarizes information about stock options outstanding at December 31, 2007.

	Options Outstanding		Options Exercisable
		Weighted
	Number of	Average		Weighted	Number of	Weighted
	Shares	Remaining	Average	Shares	Average	Average
Range of Option Prices	Outstanding at 12/31/07	Contractual Life (Years)	Exercise Price	Exercisable at 12/31/07	Exercise Prices	Contractual Term
$ 3.70 — 4.10	1,010,250	8.78	$4.00	197,500	$4.10
10.90 — 13.89	102,750	0.15	13.07	102,750	13.07
13.90 — 16.89	56,550	1.58	16.24	56,550	16.24
16.90 — 19.89	71,534	2.57	18.40	71,534	18.40
19.90 — 22.89	56,943	3.91	22.89	56,943	22.89
$ 3.70 — 22.89	1,298,027	7.23	$6.87	485,277	$11.73	4.36

Note 20-Other Benefit Plans

CIB Marine provides a defined contribution 401(k) plan to all employees of CIB Marine and its subsidiaries who have attained age 18. As of August 2006, employees may enter the Plan on the first day of the month following sixty days of employment. The plan permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Participants age 50 or older are allowed to make a stated amount of additional contributions on a tax deferred basis as permitted by law. In 2005, 2006 and 2007, the matching contribution was 50% of the employee’s contribution up to 6% of compensation. The total expenses incurred for employer matching contributions to the plan were $0.1 million in 2007, $0.3 million in 2006 and $0.4 million in 2005. All administrative costs to maintain the plan are paid by the plan.

CIB Marine has an employee stock ownership plan for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2007, the plan held 205,836 shares of common stock, all of which have been allocated to participants. CIB Marine recognizes compensation expense for its contributions to the plan. CIB Marine did not make contributions to the plan in either 2007, 2006 or 2005. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.

Note 21-Income Taxes

The provision for income taxes (benefits) on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$53	$(78)	$(1,152)
State	(50)	(21)	(56)
Deferred (benefit)	—	—	—
	$3	$(99)	$(1,208)

A reconciliation of the income tax provision (benefit) and income taxes from continuing operations, which would have been provided by applying the federal statutory rate of 35%, is as follows:

	For the Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Income tax benefit at statutory tax rate	$(5,323)	(35.0)%	$(3,478)	(35.0)%	$(5,023)	(35.0)%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax effect	178	1.2	12	0.1	(63)	(0.4)
Tax-exempt interest	(202)	(1.3)	(337)	(3.4)	(548)	(3.8)
Affordable housing credits	(360)	(2.4)	(360)	(3.6)	(359)	(2.5)
Valuation allowance	5,666	37.2	3,978	40.0	4,163	29.0
Other, net	44	0.3	86	0.9	622	4.3
	$3	(0.0)%	$(99)	(1.0)%	$(1,208)	(8.4)%

The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets reported in other assets in the accompanying consolidated balance sheets are as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Loss carryforwards (1)	$66,176	$59,678	$53,121
Tax credit carryforwards	2,537	2,177	1,817
Allowance for loan losses	8,279	8,221	9,759
Net unrealized loss in securities available for sale	—	746	1,322
Other real estate owned	—	4	498
Other	1,919	1,435	2,081
Deferred tax assets before valuation allowance	78,911	72,261	68,598
Valuation allowance	(76,868)	(71,202)	(67,193)
Net deferred tax assets	2,043	1,059	1,405
Deferred tax liabilities:
Fixed assets	$275	$388	$429
Net unrealized loss in securities available for sale	515	—	—
Other	1,253	671	976
Total deferred tax liabilities	2,043	1,059	1,405
Net deferred tax assets	$—	$—	$—

(1) Includes U.S. federal and state net operating, capital loss and charitable contribution carryforwards.

With respect to continuing and discontinued operations, there were U.S. federal net operating loss, capital loss and charitable contribution carryforwards of approximately $165.8 million, $150.1 million and $141.9 million and state net operating loss, capital loss and charitable contribution carryforwards of approximately $238.4 million, $225.2 million and $207.6 million at December 31, 2007, 2006 and 2005, respectively. In 2004, the sale of CIB-Chicago resulted in a capital loss of $73.2 million. The net operating loss carryforwards will expire in varying amounts between 2008 and 2026. $13.5 million of the U.S. federal net operating loss carryforwards were acquired in connection with the Canron acquisition, of which $6.7 million will not be available due to separate return year limitations. Included in the carryforwards at December 31, 2007 are $69.2 million of capital loss carryforwards, of which $0.3 million is attributable to Canron. The capital loss carryforwards expire in 2008 and 2009.

CIB Marine had Alternative Minimum Tax (“AMT”) credit carryforwards of $0.7 million at December 31, 2007, 2006 and 2005. $0.1 million of the AMT credit carryforward was acquired in connection with the Canron acquisition. There were also $2.0 million of General Business Credit carryforwards at December 31, 2007, which will expire in varying amounts between 2008 and 2012.

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

Due to the significant losses in 2006 and 2007 and the expectation of additional losses in 2008, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2007 will be realized in their entirety. As of December 31, 2005, no U.S. federal or state loss carryback potential remains. Therefore, a valuation allowance has been provided by way of a charge to federal and state tax expense to reduce the net U.S. federal and state deferred tax asset to zero.

Additionally, in 2005 Canron had a net reduction in prior year exposure items of $0.4 million related to certain individually insignificant items.

Note 22-Fair Value of Financial Instruments

The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).

	December 31, 2007
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$74,841	$74,841
Loans held for sale	—	—
Securities	316,321	316,321
Loans, net	574,553	581,068
Federal Home Loan Bank and Federal Reserve Bank stock	12,298	12,298
Accrued interest receivable	5,839	5,839
Financial liabilities:
Deposits	745,590	743,189
Short-term borrowings	85,616	85,616
Long-term borrowings	12,000	12,094
Junior subordinated debentures	61,857	65,275
Accrued interest payable	33,223	33,223

	December 31, 2007
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$174,329	$—	$—
Standby letters of credit (1)	5,886	(753)	(753)
Interest rate swap agreements	15,527	39	39

	December 31, 2006
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$115,135	$115,135
Loans held for sale	80	80
Securities	333,288	333,288
Loans, net	501,718	502,800
Federal Home Loan Bank and Federal Reserve Bank stock	12,314	12,314
Accrued interest receivable	5,582	5,582
Financial liabilities:
Deposits	739,784	737,787
Deposits of branches held for sale	55,365	55,216
Short-term borrowings	27,653	27,653
Long-term borrowings	2,000	2,014
Junior subordinated debentures	61,857	64,832
Accrued interest payable	24,940	24,940

	December 31, 2006
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$157,851	$—	$—
Standby letters of credit (1)	5,637	(749)	(749)
Interest rate swap agreements	15,675	(28)	(28)

(1)	Includes an accrued liability for probable losses on unfunded commitments to extend credit and standby letters of credit of $0.7 million at both December 31, 2007 and 2006.

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

Short-term Borrowings

The carrying value of short-term borrowings payable within three months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, short-term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, U.S. Treasury tax and loan notes, lines of credit, commercial paper and other similar borrowings.

Long-term Borrowings

The carrying value of long-term borrowings payable within three months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, long-term borrowings are those borrowings with stated final maturity of more than one year, including Federal Home Loan Bank advances with stated final maturity of more than one year. Notwithstanding their stated final maturity of more than one year, junior subordinated debentures are excluded from long-term borrowings.

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

Note 23  - Parent Company Financial Statements

The condensed financial statements of the parent company only, are presented as follows:

Condensed Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash and due from affiliated banks	$25,747	$30,648
Investments in subsidiaries	121,605	120,187
Loans to subsidiaries	608	100
Premises and equipment, net	764	1,035
Investment in subsidiaries held for disposal	(2,969)	(3,235)
Other investments	3,141	3,460
Income tax receivable	2,593	2,469
Other assets	1,878	2,163
Total assets	$153,367	$156,827
Liabilities
Loans to subsidiaries-subscribed stock	$121	$151
Accrued interest payable	30,258	21,757
Junior subordinated debentures	61,857	61,857
Other liabilities	825	1,449
Total liabilities	93,061	85,214
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,398	158,266
Accumulated deficit	(117,537)	(102,806)
Accumulated other comprehensive income (loss), net	1,382	(1,880)
Receivables from sale of stock	(121)	(151)
Treasury stock at cost, 12,663 shares	(162)	(162)
Total stockholders’ equity	60,306	71,613
Total liabilities and stockholders’ equity	$153,367	$156,827

Condensed Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest and Dividend Income
Dividends from subsidiaries	$—	$1,575	$2,650
Loan and other interest from subsidiaries	1,216	1,332	907
Total interest and dividend income	1,216	2,907	3,557
Interest Expense
Junior subordinated debentures	8,556	7,742	6,636
Total interest expense	8,556	7,742	6,636
Net interest loss	(7,340)	(4,835)	(3,079)
Noninterest income
Equity in undistributed earnings (loss) of subsidiaries	(695)	911	(1,819)
Fees from subsidiaries	5,894	6,435	7,348
Gain on sale of assets, net	191	—	—
Other income	223	234	346
Total noninterest income	5,613	7,580	5,875
Noninterest expense
Compensation and employee benefits	7,134	8,358	11,179
Equipment	716	864	1,155
Occupancy and premises	742	728	966
Professional services	2,083	1,039	1,431
Write down and losses on assets	21	247	113
Other	1,593	3,076	2,413
Total noninterest expense	12,289	14,312	17,257
Loss before income taxes	(14,016)	(11,567)	(14,461)
Income tax benefit	(245)	(2,289)	(2,800)
Net loss	$(13,771)	$(9,278)	$(11,661)

Condensed Statement of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(13,771)	$(9,278)	$(11,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	695	(911)	(721)
Depreciation and amortization	427	521	614
Write down and losses on assets	21	247	113
Gain on sale of assets	(191)	—	—
Decrease (increase) in interest receivable and other assets	1,875	(3,588)	224
Increase in interest payable junior subordinated debentures	8,501	7,688	6,581
Decrease in other interest payable and other liabilities	(624)	(931)	(1,200)
Net cash used in operating activities	(3,067)	(6,252)	(6,050)
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(537)	718	2,807
Dividends received from subsidiaries	—	1,575	2,650
Capital expenditures	(101)	(124)	(465)
Decrease in investment in subsidiaries held for disposal	(1,226)	351	7,268
Proceeds from sale of foreclosed property	—	637	—
Net cash (used in) provided by investing activities	(1,864)	3,157	12,260
Cash Flows from Financing Activities:
Reduction in receivable from the sale of stock	30	—	—
Net cash used in financing activities	30	—	—
Net increase (decrease) in cash and cash equivalents	(4,901)	(3,095)	6,210
Cash and cash equivalents, beginning of year	30,648	33,743	27,533
Cash and cash equivalents, end of year	$25,747	$30,648	$33,743

Note 24-Quarterly Consolidated Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
	(Dollars in thousands, except share data)
2007
Total interest income	$15,403	$15,773	$15,688	$15,830	$62,694
Total interest expense	9,851	9,784	10,018	10,414	40,067
Net interest income	5,552	5,989	5,670	5,416	22,627
Provision for (reversal of) credit losses	694	(681)	5,834	566	6,413
Net interest income (loss) after provision for credit losses	4,858	6,670	(164)	4,850	16,214
Other noninterest income	1,795	602	227	426	3,050
Other noninterest expense	8,879	8,700	8,742	8,151	34,472
Loss from continuing operations before income taxes	(2,226)	(1,428)	(8,679)	(2,875)	(15,208)
Income tax expense	3	—	—	—	3
Loss from continuing operations	(2,229)	(1,428)	(8,679)	(2,875)	(15,211)
Discontinued operations:
Pretax income (loss) from discontinued operations	417	(14)	8	6	417
Tax effect for discontinued operations	67	(1,230)	70	70	(1,023)
Net income (loss) from discontinued operations	350	1,216	(62)	(64)	1,440
Net loss	$(1,879)	$(212)	$(8,741)	$(2,939)	$(13,771)
Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.12)	$(0.08)	$(0.47)	$(0.16)	$(0.83)
Discontinued operations	0.02	0.07	(0.01)	(0.00)	0.08
Net Loss	$(0.10)	$(0.01)	$(0.48)	$(0.16)	$(0.75)
Diluted
Loss from continuing operations	$(0.12)	$(0.08)	$(0.47)	$(0.16)	$(0.83)
Discontinued operations	0.02	0.07	(0.01)	(0.00)	0.08
Net loss	$(0.10)	$(0.01)	$(0.48)	$(0.16)	$(0.75)

2006
Total interest income	$14,367	$15,017	$15,952	$16,173	$61,509
Total interest expense	8,847	9,346	9,975	10,074	38,242
Net interest income	5,520	5,671	5,977	6,099	23,267
Provision for (reversal of) credit losses	(2,422)	137	(1,079)	(1,020)	(4,384)
Net interest income after provision for credit losses	7,942	5,534	7,056	7,119	27,651
Other noninterest income	495	1,336	1,583	1,128	4,542
Other noninterest expense	12,549	10,643	9,401	9,538	42,131
Loss from continuing operations before income taxes	(4,112)	(3,773)	(762)	(1,291)	(9,938)
Income tax (benefit) expense	(188)	(43)	53	79	(99)
Loss from continuing operations	(3,924)	(3,730)	(815)	(1,370)	(9,839)
Discontinued operations:
Pretax income from discontinued operations	254	33	332	41	660
Tax effect for discontinued operations	188	43	(53)	(79)	99
Net income from discontinued operations	66	(10)	385	120	561
Net loss	$(3,858)	$(3,740)	$(430)	$(1,250)	$(9,278)
Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.21)	$(0.21)	$(0.04)	$(0.08)	$(0.54)
Discontinued operations	0.00	(0.00)	0.02	0.01	0.03
Net Loss	$(0.21)	$(0.21)	$(0.02)	$(0.07)	$(0.51)
Diluted
Loss from continuing operations	$(0.21)	$(0.21)	$(0.04)	$(0.08)	$(0.54)
Discontinued operations	0.00	0.00	0.02	0.01	0.03
Net loss	$(0.21)	$(0.21)	$(0.02)	$(0.07)	$(0.51)

Note 25-Subsequent Events

Regulatory Orders and Agreements

The Marine Bank Memoranda was terminated in January 2008, after which none of the subsidiary banks were party to any formal or informal regulatory agreement or order.

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

Municipal Bond Insurer Rating Downgrades

Since December 31, 2007, due to economic conditions, several nationally recognized rating agencies downgraded the credit ratings of several of the investment grade credit insuring companies. Several of the downgraded companies insure municipal obligation investments owned by CIB Marine. The municipal obligations have a par value of $16.5 million and a fair value of $16.4 million as of December 31, 2007. CIB Marine has not recognized any impairment on these effected municipal obligations and the securities are still considered investment grade quality as rated by the rating agencies.

Loan Pool Purchase

Due to a general decline in economic conditions during 2008, CIB Marine recognized a $0.5 million provision during the first quarter of 2008 related to the purchased home equity loan pools.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events of the nature required to be disclosed pursuant to Item 304 (b) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

CIB Marine maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by CIB Marine in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

CIB Marine’s management, under the supervision and with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of December 31, 2007.

(b) CIB Marine’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of CIB Marine, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of CIB Marine are being made only in accordance with authorizations of management and directors of CIB Marine; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CIB Marine’s assets that could have a material effect on interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CIB Marine’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of CIB Marine’s internal controls over financial reporting as of December 31, 2007 based on the framework and criteria established in Internal Controls-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that CIB Marine’s internal control over financial reporting is effective as of December 31, 2007.

This annual report on Form 10-K does not include an attestation of CIB Marine’s public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CIB Marine’s registered accounting firm pursuant to temporary rules of the SEC that permit CIB Marine to provide only management’s report in this annual report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect CIB Marine’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in CIB Marine’s definitive Proxy Statement prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information Regarding Nominees and Directors”, and information concerning Section 16(a) compliance under the caption “Section 16 - Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of the Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION

The information in CIB Marine’s definitive Proxy Statement prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Executive and Director Compensation,” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in CIB Marine’s definitive Proxy Statement prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, regarding shares outstanding and available for issuance under CIB Marine’s existing equity compensation plans.

Equity Compensation Plan Information(1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,298,027	$6.87	337,703
Equity compensation plans not approved by security holders	—	—	—
Total	1,298,027	$6.87	337,703

(1) See Item 8, Note 1-Summary of Significant Accounting Policies-Stock-Based Compensation and Note 19-Stock Option Plans in Part II of this Form 10-K for additional information regarding our stock-based compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in CIB Marine’s definitive Proxy Statement prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Certain Relationships and Related Transactions” and “Director Independence,” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of CIB Marine are filed as a part of this document under Part II, Item 8, Financial Statements and Supplementary Data.

•   Report of Independent Registered Public Accounting Firm.

•   Consolidated Balance Sheets as of December 31, 2007 and 2006.

•   Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005.

•   Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.

•   Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

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

10.9
Agreement between Edwin J. Depenbrok and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2008)

14.1	Code of Ethics (incorporated by reference to Exhibit 99 to the Company’s Form 8-K filed November 2, 2004).

21	Subsidiaries of CIB Marine

23.1	Consent of KPMG LLP

31.1	Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CIB Marine is not filing certain documents. CIB Marine agrees to furnish a copy of each such document upon the request of the Commission.

*	Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this Annual Report.

(b) Exhibits

 See Item 15(a)(3)

(c) Financial Statement Schedules

See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIB MARINE BANCSHARES, INC. (registrant)

Date: April 1, 2008	By:	/s/ JOHN P. HICKEY, Jr.
John P. Hickey, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. HICKEY, Jr. John P. Hickey, Jr.	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2008

/s/ EDWIN J. DEPENBROK Edwin J. Depenbrok	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2008

/s/ NORMAN E. BAKER Norman E. Baker	Director	April 1, 2008

/s/ STANLEY J. CALDERON Stanley J. Calderon	Chairman of the Board of Directors and Director	April 1, 2008

/s/ W. SCOTT BLAKE Scott Blake	Director	April 1, 2008

/s/ STEVEN C. HILLARD Steve Hillard	Director	April 1, 2008

/s/ GARY L. LONGMAN Gary Longman	Director	April 1, 2008

/s/ DONALD M. TRILLING Donald M. Trilling	Director	April 1, 2008

/s/ HOWARD E. ZIMMERMAN Howard E. Zimmerman	Director	April 1, 2008