Form 10-Q
period 2008-03-31
CIB MARINE BANCSHARES INC
filed 2008-05-14
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

At April 30, 2008 CIB Marine had 18,346,442 shares of common stock outstanding.

EXPLANATORY NOTE

This document is intended to speak as of March 31, 2008, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$21,027	$22,649
Federal funds sold	51,818	52,192
Total cash and cash equivalents	72,845	74,841

Securities available for sale	332,024	316,321

Loans	558,008	595,259
Allowance for loan losses	(20,257)	(20,706)
Net loans	537,751	574,553

Premises and equipment, net	6,401	8,961
Accrued interest receivable	4,825	5,839
Foreclosed properties	1,401	1,344
Assets of branches held for sale	50,646	—
Assets of companies held for disposal	1,860	1,851
Other assets	21,643	22,077
Total assets	$1,029,396	$1,005,787
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$58,677	$73,519
Interest-bearing demand	34,693	36,832
Savings	146,405	171,338
Time	410,684	463,901
Total deposits	650,459	745,590
Short-term borrowings	112,047	85,616
Long-term borrowings	12,000	12,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	35,000	33,223
Deposits of branches held for sale	92,364	—
Liabilities of companies held for disposal	4,272	3,976
Other liabilities	2,967	3,219
Total liabilities	970,966	945,481

Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 shares issued and outstanding	18,346	18,346
Capital surplus	158,438	158,398
Accumulated deficit	(120,291)	(117,537)
Accumulated other comprehensive income	2,150	1,382
Receivables from sale of stock	(51)	(121)
Treasury stock at cost, 12,663 shares	(162)	(162)
Total stockholders’ equity	58,430	60,306
Total liabilities and stockholders’ equity	$1,029,396	$1,005,787

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$11,103	$10,232
Loans held for sale	3	—
Securities:
Taxable	4,144	3,995
Tax-exempt	14	22
Dividends	13	129
Federal funds sold	524	1,025
Total interest and dividend income	15,801	15,403
Interest Expense
Deposits	6,666	7,427
Short-term borrowings	750	359
Long-term borrowings	137	14
Junior subordinated debentures	2,227	2,051
Total interest expense	9,780	9,851
Net interest income	6,021	5,552
Provision for credit losses	808	694
Net interest income after provision for credit losses	5,213	4,858
Noninterest Income
Loan fees	33	49
Deposit service charges	239	246
Other service fees	43	55
Other income	103	50
Net gain on sale of assets and deposits	15	1,395
Total noninterest income	433	1,795
Noninterest Expense
Compensation and employee benefits	4,778	5,116
Equipment	561	821
Occupancy and premises	730	811
Professional services	668	733
Other expense	1,620	1,398
Total noninterest expense	8,357	8,879
Loss from continuing operations before income taxes	(2,711)	(2,226)
Income tax expense	44	3
Loss from continuing operations	(2,755)	(2,229)
Discontinued operations:
Pretax income from discontinued operations	8	417
Income tax expense	7	67
Income from discontinued operations	1	350
Net Loss	$(2,754)	$(1,879)
Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.15)	$(0.12)
Discontinued operations	—	0.02
Net loss	$(0.15)	$(0.10)

Diluted:
Loss from continuing operations	$(0.15)	$(0.12)
Discontinued operations	—	0.02
Net loss	$(0.15)	$(0.10)

Weighted average shares-basic	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stock Receivables and Treasury Stock	Total
	Shares	Par Value
	(Dollars in thousands, except share data)
Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of FIN 48 (1)	—	—	—	(960)	—	—	(960)
Adjusted Balance at Beginning of Period	18,346,442	$18,346	$158,266	$(103,766)	$(1,880)	$(313)	$70,653
Comprehensive loss:
Net loss	—	—	—	(1,879)	—	—	(1,879)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	930	—	930
Total comprehensive loss							(949)
Stock option expense	—	—	58	—	—	—	58
Reduction in receivables from sale of stock	—	—	—	—	—	30	30
Balance, March 31, 2007 (unaudited)	18,346,442	$18,346	$158,324	$(105,645)	$(950)	$(283)	$69,792

Balance, December 31, 2007	18,346,442	$18,346	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	(2,754)	—	—	(2,754)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	768	—	768
Total comprehensive loss							(1,986)
Stock option expense	—	—	40	—	—	—	40
Reduction in receivables from sale of stock	—	—	—	—	—	70	70
Balance, March 31, 2008 (unaudited)	18,346,442	$18,346	$158,438	$(120,291)	$2,150	$(213)	$58,430

(1)	See Note 1-Basis of Presentation for further discussion on the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(2,755)	$(2,229)
Net income from discontinued operations	1	350
Net loss	(2,754)	(1,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(137)	(137)
Depreciation and other amortization	130	164
Provision for credit losses	808	694
Net gain on sale of assets	(15)	(1,395)
Originations of loans held for sale	(1,179)	(328)
Proceeds from sale of loans held for sale	1,194	414
Decrease in accrued interest receivable and other assets	1,056	2,196
Increase (decrease) in accrued interest payable and other liabilities	1,462	(1,723)
Operating cash flows of discontinued operations	(17)	(762)
Net cash provided by (used in) operating activities	548	(2,756)
Cash Flows from Investing Activities
Maturities of securities available for sale	18,090	14,183
Purchase of securities available for sale	(13,725)	(13,250)
Repayments of asset and mortgage-backed securities available for sale	11,094	16,554
Purchase of asset and mortgage-backed securities available for sale	(30,181)	—
Net decrease (increase) in Federal Home Loan Bank stock	(74)	45
Net decrease in other investments	13	—
Net increase in loans	(11,348)	(71,844)
Proceeds from sale of foreclosed properties	—	2
Net cash received from the sale of branches	—	2,223
Increase in premises and equipment, net	(106)	(172)
Investing cash flows of discontinued operations	304	(296)
Net cash used in investing activities	(25,933)	(52,555)
Cash Flows from Financing Activities
Increase (decrease) in deposits	(3,042)	11,990
Decrease in deposits held for sale	—	(191)
Deposits sold	—	(29,017)
Net increase in short-term borrowings	26,431	16,894
Payments of long-term borrowings	—	(2,000)
Net decrease in receivables from sale of stock	—	30
Net cash provided by (used in) financing activities	23,389	(2,294)
Net increase (decrease) in cash and cash equivalents	(1,996)	(57,605)
Cash and cash equivalents, beginning of period	74,841	115,135
Cash and cash equivalents, end of period	$72,845	$57,530
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense-continuing operations	$8,003	$8,405
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	62	29
Transfer of loans to assets of branches held for sale	47,557	—
Transfer of fixed assets to assets of branches held for sale	2,271	—
Transfer of deposits to deposits of branches held for sale	92,179	—
Cumulative effect of adoption of FIN 48 (1)	—	960

(1)	See Note 1-Basis of Presentation for further discussion on the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2007 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”) and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). Liabilities of companies held for disposal also include a tax exposure related to a sold subsidiary. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs, and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at March 31, 2008 are included in income or loss from discontinued operations for both the quarters ended March 31, 2008 and 2007. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements.

Assets and deposits of branches held for sale relate to the Florida branches of CIB Marine’s subsidiary bank, Citrus Bank. In April 2008, CIB Marine entered into an agreement, which agreement was amended in May 2008, to sell a majority of the deposits, certain loans and certain other assets and liabilities of these branches at book value plus a deposit premium. The sale is subject to the ability of the purchaser to raise capital and to approval by the banking regulators of both CIB Marine and the purchaser.

At March 31, 2008, CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida and Arizona. These services include commercial and retail lending and accepting deposits.

On January 1, 2007, CIB Marine adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. At March 31, 2008 and December 31, 2007, CIB Marine had a $1.9 million and $1.8 million, respectively, current tax liability, including interest and penalties, related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both March 31, 2008 and December 31, 2007, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets. CIB Marine includes any interest and penalties on tax exposures in tax expense from continuing operations or discontinued operations as appropriate.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). On January 1, 2008 CIB Marine adopted SFAS 157, except as amended by FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). SFAS 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. FSP 157-2 issued by the FASB in February 2008 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances (for example, assets that have been deemed to be impaired). CIB Marine has elected to defer the adoption of SFAS 157 with respect to nonrecurring, nonfinancial assets and liabilities as permitted by FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on CIB Marine’s consolidated financial statements.

CIB Marine’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include foreclosed properties and assets and liabilities of companies held for disposal, namely CIB Construction and MSI and property and equipment of branches held for sale. The adoption of SFAS 157 for these nonfinancial assets and liabilities is not expected to have a material impact on CIB Marine’s consolidated financial statements.

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Available for sale securities	$332,024	$—	$332,024	$—
Interest rate swap	112	—	112	—
Interest rate lock commitments	2	—	2	—
Total	$332,138	$—	$332,138	$—

Liabilities
Mortgage forward sale agreement	2	—	2	—
Total	$2	$—	$2	—

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, as defined by SFAS 157.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Period
	(Dollars in thousands)
Assets
Impaired loans (1)	$6,570	$—	$6,570	$—	$798
Other equity investments	119	—	—	119	—
Total	$6,689	$—	$6,570	$119	$798

(1)	Impaired loans gains(losses) in period include only those attributable to the loans represented in the fair value measurements for March 31, 2008.

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Available-for-sale Securities. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds, and to certain mortgage backed and government agency securities. Securities classified under Level 2 inputs include those where quoted market prices are available from an inactive market, where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or US dollar LIBOR swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs include U.S. government agency and government sponsored enterprise issued securities and mortgage backed securities, certain corporate or foreign sovereign debt securities, investment grade private issue mortgage backed securities and other asset backed securities, debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs.

Interest Rate Swaps. The Interest Rate Swaps CIB Marine holds are classified under Level 2 inputs due to the absence of an active market for identical swaps. Fair values are estimated using pricing models provided by third parties that use the US dollar LIBOR swap yield curves and market quoted volatilities as primary inputs.

Interest Rate Lock Commitments and Mortgage Forward Sale Agreements for 1-4 Family Residential Mortgages. The fair value estimates are made using Level 2 inputs in the form of active market price quotes for similar, but not identical, instruments and market correlated or corroborated information.

The following section describes the valuation methodologies used to measure non-recurring financial instruments at fair value, including the classification of related pricing inputs.

Other Equity Securities. CIB Marine has only one security classified in its fair value tables. This security is an investment in a small business investment company (“SBIC”). The value is represented under Level 3 inputs since CIB Marine uses the net fair value of the assets and liabilities of the SBIC, further discounted for a liquidity factor, to estimate the value of the investment.

Impaired Loans. Impaired loans often, but not always, have an impairment loss. Impairment losses are represented in the allowance for loan and lease losses. The impairment loss is based on a Level 1 or Level 2 quoted market price input, a discounted cash flow analysis, or a fair value estimate of the collateral using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information. The fair value of impaired loans represented in the fair value table includes only those with an impairment loss and where that impairment loss was determined based upon a quoted market price or a fair value estimate of the collateral.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. CIB Marine adopted SFAS 159 on January 1, 2008, but as of March 31, 2008, has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of SFAS 159. Accordingly, the adoption of SFAS 159 did not have an impact on CIB Marine’s consolidated financial statements.

Note 2-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At March 31, 2008, options to purchase 495,499 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that options may not be granted with an exercise price less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the three months ended March 31, 2008:

	Number Of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2007	1,298,027	$3.70-22.89	$6.87
Granted	—	$—			$—
Lapsed or surrendered	(157,796)	3.70-22.89	12.12
Exercised	—	—	—
Shares under option at March 31, 2008	1,140,231	$3.70-22.89	$6.15	7.67
Shares exercisable at March 31, 2008	368,581	$4.10-22.89	$10.71	5.49

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2007	812,750
Granted	—
Vested	(16,600)
Forfeited	(24,500)
Nonvested stock options at March 31, 2008	771,650

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123, Accounting for Stock-Based Compensation (revised 2003) (“SFAS 123(R)”). There were no options granted in the first quarter of 2008 or 2007.

SFAS No. 123(R)’s Share-Based Payments fair value method resulted in $0.04 million and $0.06 million compensation expense for the first quarters of 2008 and 2007, respectively. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At March 31, 2008, CIB Marine had $0.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.6 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first quarter of 2008.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2008
U.S. government agencies	$54,138	$2,326	$—	$56,464
Obligations of states and political subdivisions	31,013	591	94	31,510
Other notes and bonds	9,087	—	1,094	7,993
Corporate commercial paper	4,650	—	—	4,650
Mortgage-backed securities	230,986	2,533	2,112	231,407
Total securities available for sale	$329,874	$5,450	$3,300	$332,024

December 31, 2007
U.S. government agencies	$63,104	$1,202	$7	$64,299
Obligations of states and political subdivisions	31,031	127	223	30,935
Other notes and bonds	9,098	—	200	8,898
Mortgage-backed securities	211,706	1,199	716	212,189
Total securities available for sale	$314,939	$2,528	$1,146	$316,321

As of March 31, 2008, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of securities in the investment portfolio. Additionally, CIB Marine has the intent and ability to hold these investments for the time necessary to recover the amortized cost.

Securities available for sale with a carrying value of $236.0 million and $212.4 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

CIB Marine invests in residential mortgage backed securities (“MBS”) including those in the form of passthrough securities, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). All of CIB Marine’s $107.2 million of private issue MBS holdings are performing and rated AAA investment grade by at least two of the nationally recognized statistical rating agencies. The predominant form of underlying collateral in the private issuer MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgages with weighted average loan to values and credit scores predominantly of less than 70% and greater than 730, respectively. In addition, all of CIB Marine’s private issue MBS holdings are structured so there are subordinated securities, owned by others, that were issued to take credit losses, should there be any, before CIB Marine’s holdings begin to share in any credit losses. CIB Marine also holds $31.5 million of municipal debt securities, most of which are insured by credit insurance companies. During the first quarter of 2008 one or more nationally recognized rating agencies downgraded the credit ratings of several of the credit insuring companies insuring CIB Marine’s municipal debt securities. In addition, CIB Marine holds $7.6 million of debt obligations collateralized by diversified pools of bank trust preferred securities, insurance company debt and, for one such security, debt extended to real estate investment trusts; there have been no credit rating downgrades to date in these holdings. All of CIB Marine’s securities continue to be rated investment grade. Based on the assigned credit ratings and the current performance of these securities, CIB Marine does not anticipate any credit losses in its securities portfolio. However, given the adverse conditions in the housing market, the credit markets and the economy in general, CIB Marine does recognize a higher than normal risk for a potential deterioration in the market prices and credit ratings assigned its securities. In addition, conditions could worsen to the extent that delinquent payment or credit losses could occur.

Note 4-Loans

The components of loans are as follows:

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$57,241	9.5%	$63,046	10.6%
Commercial real estate	283,179	46.9	258,265	43.5
Commercial real estate construction	130,293	21.5	139,663	23.5
Residential real estate	22,873	3.8	20,938	3.5
Home equity (1)	107,908	17.8	108,486	18.3
Consumer	2,956	0.5	3,241	0.6
Receivables from sale of CIB Marine stock	(51)	(0.0)	(121)	(0.0)
Gross loans	604,399	100.0%	593,518	100.0%
Deferred loan fees	1,902		1,741
Total loans, net	606,301		595,259
Total allowance for loan losses, net	(20,993)		(20,706)
Allowance for loan losses transferred to assets of branches held for sale	736		—
Net allowance for loan losses	(20,257)		(20,706)
	586,044		574,553
Loans included in assets of branches held for sale	(48,293)		—
Loans, net	$537,751		$574,553

(1)
Includes purchased fixed rate home equity pools. At March 31, 2008 and December 31, 2007, the total outstanding balance of these purchased pools was $69.0 million and $73.0 million, the amount of loans past due 30 to 89 days and still accruing interest was $1.8 million and $1.5 million and the loss reserves allocated to these two pools totaled $5.1 million and $5.3 million, respectively.

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. Such loans totaled $6.4 million and $6.7 million at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008 and December 31, 2007, CIB Marine had $0.5 million and $1.0 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.3 million at both March 31, 2008 and December 31, 2007. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

The following table lists information on nonperforming and certain past due loans:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$18,201	$18,866
Restructured loans	—	—
Loans 90 days or more past due and still accruing	373	66

Information on impaired loans is as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans without a specific allowance	$3,086	$5,101
Impaired loans with a specific allowance	11,203	11,053
Total impaired loans	$14,289	$16,154
Specific allowance related to impaired loans	$4,634	$4,051

Changes in the allowance for loan losses were as follows:

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$20,706	$20,906
Charge-offs	(1,524)	(843)
Recoveries	1,003	1,116
Net loan (charge-offs) recoveries	(521)	273
Provision for (reversal of) loan losses	808	694
Balance at end of period	20,993	21,873
Allowance for loan losses transferred to assets of branches held for sale	(736)	—
Net allowance for loan losses	$20,257	$21,873
Allowance for loan losses as a percentage of loans	3.63%	3.67%

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.8 million and $2.0 million as of March 31, 2008 and December 31, 2007, respectively.

Note 5-Companies Held For Disposal and Discontinued Operations

Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$1,143	$1,183
MSI	773	741
Other (1)	(56)	(73)
Total assets of companies held for disposal	$1,860	$1,851
Liabilities of companies held for disposal:
CIB Construction	$2,323	$2,365
MSI	668	656
Other (1)	1,281	955
Total liabilities of companies held for disposal	$4,272	$3,976

(1)
Includes tax exposure liability of sold subsidiary and elimination of intercompany transactions between companies held for disposal and affiliates. See Note 1-Basis of Presentation for further information on the tax exposure liability.

Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of the following:

	Pretax income/(loss) before other income	Income tax expense (benefit)	Other Income (1)	Net income/ (loss) net of intercompany transactions
	(Dollars in thousands)
Quarter Ended March 31, 2008
CIB Construction	$—	$(1)	$—	$1
MSI	(3)	(23)	11	31
Other (2)	—	31	—	(31)
Total	$(3)	$7	$11	$1
Quarter Ended March 31, 2007
CIB Construction	$156	$3	$—	$153
MSI	257	131	4	130
Other (2)	—	(67)	—	67
Total	$413	$67	$4	$350

(1)	Includes elimination of intercompany transactions.
(2)
Quarter ended March 31, 2008 relates to interest and penalties on the tax exposure of a subsidiary sold in 2004. See Note 1-Basis of Presentation for further information on the tax exposure liability. The quarter ended 2007 includes a $0.2 million benefit related to MICR, Inc., reduced by a $0.1 million provision related to the tax exposure discussed in Note 1. CIB Marine sold the operations and substantially all the assets of MICR, Inc. in 2005 and in January 2008 dissolved the company.

CIB Construction (includes Canron)

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to this restriction. CIB Marine received an extension from the banking regulators to hold Canron until June 30, 2008. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. Canron filed Articles of Dissolution in December 2006. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. At both March 31, 2008 and December 31, 2007, CIB Construction’s net carrying value of its investment in Canron was zero.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflects estimated liquidation values less costs to sell:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$23
Accounts receivable	551	551
Other assets	569	609
Total assets	$1,143	$1,183
Liabilities and stockholder’s equity:
Income tax payable	$1,408	$1,409
Other liabilities	915	956
Total liabilities	2,323	2,365
Stockholder’s equity	(1,180)	(1,182)
Total liabilities and stockholder’s equity	$1,143	$1,183

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

The following table summarizes the composition of MSI’s balance sheet:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$30	$45
Net loans	627	602
Income tax receivable	109	86
Other assets	7	8
Total assets	$773	$741
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$623	$612
Other liabilities	45	44
Total liabilities	668	656
Stockholder’s equity	105	85
Total liabilities and stockholder’s equity	$773	$741

Note 6-Assets and Deposits of Branches Held For Sale

In the first quarter of 2008, CIB Marine signed a letter of intent and on April 3, 2008 reached a definitive agreement to sell all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium. On May 13, 2008, CIB Marine entered into an amendment (the “Amendment”) restructuring the terms of the definitive agreement to reduce the amount of the deposit premium and change its composition to a combination of cash and common stock of the parent company of the purchaser. In addition, the Amendment provides that a certain portion of the deposit premium is subject to an earnout provision and is payable to CIB Marine on the first and second year anniversaries of the closing date of the transaction, based upon the amount of acquired deposit balances retained by the purchaser as of each of those dates. In addition to the transaction being subject to approval by regulatory authorities, the Amendment provides that the transaction is contingent upon the purchaser raising a certain level of additional capital prior to closing. The transaction is expected to be completed in the third quarter of 2008. At March 31, 2008, these certain assets and deposits of the Florida branches comprise the balance of assets and deposits of branches held for sale on the consolidated balance sheet. The assets include $47.7 million in loans, net of a $0.7 million allowance for loan loss and related accrued interest receivable, $2.3 million of property and equipment and $0.6 million of Federal Reserve Bank stock. The liabilities include $92.4 million of deposits and related accrued interest payable.

During the first quarter of 2007, CIB Marine’s wholly owned Wisconsin bank subsidiary, Marine Bank, sold the deposits and property and equipment of its Cedarburg, Wisconsin branch. At the time of the sale, goodwill of $0.7 million was allocated to this branch, and the deposits and net property and equipment of the sold branch were $29.0 million and $0.3 million, respectively. CIB Marine recognized a pretax gain of $1.2 million on the sale, which is included in net gain on sale of assets and deposits.

Note 7-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$12,372	$12,298
Prepaid expenses	781	1,020
Accounts receivable	200	179
Trust preferred securities underwriting fee, net of amortization	1,266	1,280
Investment in trust common securities	3,067	3,022
Other investments	1,350	1,381
Income tax receivable	2,997	2,737
Fair value of derivatives	114	39
Other	122	121
	22,269	22,077
Assets of branches held for sale	(626)	—
	$21,643	$22,077

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.2 million at both March 31, 2008 and December 31, 2007. Equity loss on these limited partnerships, included in noninterest expense, was $0.03 million and $0.04 million during the first quarter of 2008 and 2007, respectively. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of March 31, 2008 has invested $0.4 million. At both March 31, 2008 and December 31, 2007, CIB Marine’s carrying value of this investment was $0.1 million; $0.2 million has been returned to CIB Marine in the form of capital distributions.

As members of the Federal Reserve Bank of Atlanta and the Federal Home Loan Banks of Atlanta and Chicago, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve Bank of Atlanta stock, Federal Home Loan Bank of Atlanta stock and Federal Home Loan Bank of Chicago (“FHLB Chicago”) stock as required by those institutions.

In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (“C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the first quarter of 2008 and announced in April 2008 that dividend payments are unlikely through 2008. As of March 31, 2008, CIB Marine had $11.6 million in FHLB Chicago stock, of which $5.4 million was required.

Note 8-Short-term Borrowings

The following table presents information regarding short-term borrowings:

	March 31, 2008		December 31, 2007
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$14,684	1.79%	$16,276	3.17%
Treasury, tax, and loan notes	863	1.98	2,240	3.59
Federal Home Loan Bank	96,500	2.81	67,100	3.90
Total short-term borrowings	$112,047	2.67%	$85,616	3.76%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term Federal Home Loan Bank (“FHLB”) borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement with the FHLB, CIB Marine had securities pledged with a fair value of $122.5 million and $103.6 million at March 31, 2008 and December 31, 2007, respectively.

At both March 31, 2008 and December 31, 2007, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The fair value of securities pledged to other parties related to these participated standby letters of credit was $3.3 million at both March 31, 2008 and December 31, 2007.

During the first quarter of 2008, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities.

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “Written Agreement”). Among other items, the Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt.

Note 9-Long-term Borrowings

FHLB

The following table presents information regarding amounts payable to the FHLB Chicago that are included in the consolidated balance sheets as long-term borrowings:

	March 31, 2008		December 31, 2007		Scheduled Maturity
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
	$6,000	4.52%	$6,000	4.52%	4/24/09
	3,000	4.49	3,000	4.49	10/26/09
	3,000	4.54	3,000	4.54	10/25/10
Total	$12,000	4.52%	$12,000	4.52%

Junior Subordinated Debentures

The following table presents information regarding CIB Marine’s junior subordinated debentures at both March 31, 2008 and December 31, 2007:

	Balance	Issue Date	Interest Rate	Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%	03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60	09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20	02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable (1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857

(1)	Three-month LIBOR + 3.40% adjusted quarterly, which was 6.10% and 8.23% at March 31, 2008 and December 31, 2007, respectively.

CIB Marine formed four statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the these borrowings for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Written Agreement, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. The maximum interest deferral period is five years and CIB Marine will therefore be required to bring the trust preferred securities’ interest payments current in the first quarter of 2009. Management is evaluating all options to ensure the company meets its obligations with respect to the trust preferred securities. At March 31, 2008 and December 31, 2007 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $32.5 million and $30.3 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations.

Note 10-Other Liabilities

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Accounts payable	$15	$117
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	179	158
Accrued compensation and employee benefits	969	782
Accrued professional fees	218	448
Accrued other expenses	661	731
Other liabilities	200	258
	$2,967	$3,219

Note 11-Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock, and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or charged-off. Such loans outstanding totaled $0.05 million and $0.1 million at March 31, 2008 and December 31, 2007, respectively.

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

Regulatory Capital

CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal holding company and bank regulations, CIB Marine and each of its bank subsidiaries are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the banks’ assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, pursuant to Federal Deposit Insurance Corporation (“FDIC”) guidelines in 12 C.F.R. Part 325, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

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

At March 31, 2008, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both March 31, 2008 and December 31, 2007, CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Federal Reserve Bank of Chicago in the second quarter of 2004. At December 31, 2007, Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. This Memorandum was terminated in January 2008, after which none of the CIB Marine subsidiary banks were party to any formal or informal regulatory agreement or order. Among other items, the Agreement restricts the payment of cash dividends without prior written consent from the regulators and requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of the subsidiary banks, nonbank subsidiaries and the consolidated organization. Failure to comply with the Agreement could have a material adverse effect on CIB Marine and its operations.

Note 12-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(2,755)	$(2,229)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—
Diluted	18,333,779	18,333,779
Per share loss:
Basic	$(0.15)	$(0.12)
Effect of dilutive stock options outstanding	—	—
Diluted	$(0.15)	$(0.12)

Because CIB Marine had a net loss from continuing operations in each of the quarters ended March 31, 2008 and 2007, options to purchase 1,228,742; and 1,170,916 shares, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of March 31, 2008 and results of operations for the quarter ended March 31, 2008. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

CIB Marine has made statements in this quarterly report on Form 10-Q that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2007, and as may be described from time to time in CIB Marine’s subsequent Securities and Exchange Commission (“SEC”) filings, and such factors are incorporated herein by reference. See also Item 1-Legal Proceedings in Part II of this Form 10-Q.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

Results of Operations

Overview

During the first quarter of 2008, CIB Marine continued its expense management initiatives and took a number of steps to return to profitability, including focusing on top-line revenue growth by attracting experienced commercial bankers, repositioning its funding sources from higher cost time deposits to lower cost short-term borrowings, and focusing on maintaining customer service levels while actively seeking new business opportunities. Additionally, CIB Marine began taking steps to implement its comprehensive capital plan with the goal of bringing the trust preferred securities interest payments current as soon as possible. CIB Marine’s net loss increased $0.5 million from a net loss of $1.9 million in the first quarter of 2007 to a net loss of $2.7 million in the first quarter of 2008. Loss from continuing operations increased $0.5 million from $2.2 million to $2.7 million for the quarters ended March 31, 2007 and 2008, respectively. The increase in net loss from continuing operations was primarily due to a $1.2 million gain on a branch sale during 2007 compared to no branch sales in 2008, partially offset by a $0.5 million increase in net interest income and a $0.5 million decrease in noninterest expense. During 2008, CIB Marine continued the wind down of the remaining business affairs of its discontinued operations, namely, MSI and CIB Construction, including its subsidiary, Canron, which is in voluntary liquidation. Net income from discontinued operations decreased $0.4 million during the first quarter of 2008 from $0.4 million during the same period of 2007.

CIB Marine had 25 banking facilities at both March 31, 2008 and December 31, 2007; and 251 full-time equivalent employees at March 31, 2008, compared to 258 at December 31, 2007.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Unaudited Consolidated Financial Data

	At or for the Quarter Ended March 31,
	2008	2007
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$15,801	$15,403
Interest expense	9,780	9,851
Net interest income	6,021	5,552
Provision for credit losses	808	694
Net interest income after provision for credit losses	5,213	4,858
Noninterest income	433	1,795
Noninterest expense	8,357	8,879
Loss from continuing operations before income taxes	(2,711)	(2,226)
Income tax expense (benefit)	44	3
Net loss from continuing operations	(2,755)	(2,229)
Discontinued operations:
Pretax income from discontinued operations	8	417
Income tax expense	7	67
Net income from discontinued operations	1	350
Net loss	$(2,754)	$(1,879)
Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.15)	$(0.12)
Discontinued operations	—	0.02
Net loss	$(0.15)	$(0.10)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.15)	$(0.12)
Discontinued operations	—	0.02
Net loss	$(0.15)	$(0.10)
Dividends	—	—
Book value per share	$3.19	$3.81
Weighted average shares outstanding-basic	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779
Financial Condition Data
Total assets excluding assets of companies held for disposal	$976,890	$987,443
Total assets of branches held for sale and companies held for disposal	52,506	3,214
Loans	558,008	594,879
Loans of branches held for sale and companies held for disposal	48,893	544
Allowance for loan losses	(20,257)	(21,873)
Securities	332,024	317,046
Deposits	650,459	751,831
Deposits of branches held for sale	92,179	26,157
Borrowings, including junior subordinated debentures	185,904	106,404
Stockholders’ equity	58,430	69,792
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.44%	2.34%
Net interest spread (2)	1.71	1.55
Noninterest income to average assets (3)	0.17	0.74
Noninterest expense to average assets	3.33	3.65
Efficiency ratio (4)	129.49	120.85

At or for the Quarter Ended March 31,
2008	2007
(Dollars in thousands, except share and per share data)
Loss on average assets (5)	(1.10)	(0.92)
Loss on average equity (6)	(17.56)	(12.68)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans(8)	3.33%	3.72%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (8)	2.04	2.25
Allowance for loan losses to total loans (8)	3.63	3.68
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	109.06	98.83
Net charge-offs (recoveries) annualized to average loans	0.35	(0.20)
Capital ratios:
Total equity to total assets (8)	5.98%	7.07%
Total risk-based capital ratio	16.54	19.07
Tier 1 risk-based capital ratio	9.96	12.80
Leverage capital ratio	7.19	9.50
Other data:
Number of employees (full-time equivalent)(7)	251	292
Number of banking facilities	25	29

(1)
Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, the 2008 and 2007 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.45% and 2.39%, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(3)	Noninterest income to average assets excludes gains and losses on securities.
(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.
(5)	Loss on average assets is annualized net loss divided by average total assets.
(6)	Loss on average equity is annualized net loss divided by average common equity.
(7)	Does not include employees of Canron, a manufacturing company held for disposal. This company had two full-time equivalent employees in both 2008 and 2007.
(8)	Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

Net Interest Income

The following table sets forth average balance sheet data, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2008 and 2007 has not been adjusted to reflect the tax-equivalent basis. See the Income Tax discussion for additional information.

	Quarter Ended March 31,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$335,114	$4,157	4.96%	$332,928	$4,124	4.95%
Tax-exempt (2)	1,063	14	5.27	1,766	22	4.98
Total securities	336,177	4,171	4.96	334,694	4,146	4.95
Loans held for sale	201	3	6.00	—	—	—
Loans (3)(4)(5):
Commercial	73,629	1,154	6.30	53,069	941	7.19
Commercial real estate (6)	399,205	7,755	7.81	408,694	7,532	7.47
Consumer	126,345	2,194	6.98	85,915	1,759	8.30
Total loans	599,179	11,103	7.45	547,678	10,232	7.58
Federal funds sold	53,617	524	3.93	73,017	1,025	5.69
Total interest-earning assets	989,174	15,801	6.42	955,389	15,403	6.51
Noninterest-earning assets
Cash and due from banks	15,177			20,636
Premises and equipment(5)	8,863			11,112
Allowance for loan losses	(20,738)			(21,120)
Receivables from sale of stock	(121)			(145)
Accrued interest receivable and other assets (5)	16,666			21,744
Total noninterest-earning assets	19,847			32,227
Total assets	$1,009,021			$987,616

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$38,264	$82	0.86%	$37,182	$87	0.95%
Money market	162,820	1,229	3.04	176,498	1,769	4.06
Other savings deposits	14,447	34	0.95	16,519	40	0.98
Time deposits (6)	460,717	5,321	4.65	480,572	5,531	4.67
Total interest-bearing deposits(5)	676,248	6,666	3.96	710,771	7,427	4.24
Short-term borrowings	84,546	750	3.57	29,363	359	4.96
Long-term borrowings	12,000	137	4.59	1,111	14	5.11
Junior subordinated debentures	61,857	2,227	14.40	61,857	2,051	13.26
Total borrowed funds	158,403	3,114	7.88	92,331	2,424	10.52
Total interest-bearing liabilities	834,651	9,780	4.71	803,102	9,851	4.96
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(5)	73,042			79,495
Accrued interest and other liabilities	38,222			33,733
Total noninterest-bearing liabilities	111,264			113,228
Total liabilities	945,915			916,330
Stockholders’ equity	63,106			71,286
Total liabilities and stockholders’ equity	$1,009,021			$987,616
Net interest income and net interest spread (2)(7)		$6,021	1.71%		$5,552	1.55%
Net interest-earning assets	$154,523			$152,287
Net interest margin (2)(8)			2.44%			2.34%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.19

(1)	FHLB stock and Federal Reserve Bank stock are included in average balance and yields.
(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, 2008 and 2007 are not presented on a tax-equivalent basis. If 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.45% and 2.39%, respectively.

(3)	Loan balance totals include nonaccrual loans.
(4)	Interest earned on loans includes amortized loan fees of $0.1 million for both the quarters ended March 31, 2008 and 2007.
(5)	Includes assets and liabilities of branches held for sale or sold during 2008 and 2007.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income increased $0.5 million, or 8.4%, from $5.6 million in the first quarter of 2007 to $6.0 million in the first quarter of 2008. The increase in net interest income is primarily due to a recovery during the first quarter of 2008 of interest on a commercial real estate borrowing relationship classified as nonaccrual since 2004. During the first quarter of 2008 CIB Marine received payment in full, including $1.1 million of previously unrecognized interest, on this borrowing relationship.

Total interest income increased $0.4 million, or 2.6%, from $15.4 million in the first quarter of 2007 to $15.8 million in the first quarter of 2008. The increase was due to a $0.9 million, or 8.5% increase in interest income on loans during the first quarter of 2008 compared to the same period of 2007. The increase in loans resulted from a $51.5 million increase in the average balance of loans outstanding and the recognition of past due interest on a borrowing relationship classified as nonaccrual since 2004, partially offset by a decline in the average loan yield. In January of 2008, CIB Marine received payment in full, including $1.1 million of previously unrecognized interest, on a borrowing relationship classified as nonaccrual during prior periods. The increase in loan interest income was partially offset by a $0.5 million decrease in interest on federal funds sold and reverse repurchase agreements, caused by a reduction in rate and volume.

Total interest expense decreased $0.1 million, or 0.7%, from $9.9 million in the first quarter of 2007 to $9.8 million in the first quarter of 2008. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $0.8 million in the first quarter of 2008 compared to the same period in 2007. The decrease in interest expense on deposits was the result of a 28 basis point decrease in average yield and a $34.5 million decrease in the average balance. Additionally, interest expense on borrowings increased $0.7 million primarily due to increased short and long-term borrowings and the compounding effect of interest payment deferrals on junior subordinated debentures. The increase in short-term borrowings more than offset the decline in total deposits and provided additional lower cost funding for asset growth. CIB Marine has elected to defer all interest payments of its junior subordinated debentures starting in 2004. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and it has become an increasing percentage of total interest expense. Interest expense on trust preferred debentures represented 22.8% and 20.8% of total interest expense during the first quarters of 2008 and 2007, respectively.

CIB Marine’s net interest spread increased 16 basis points from 1.55% for the quarter ended March 31, 2007, to 1.71% for the quarter ended March 31, 2008. The increase was primarily due to $1.1 million of previously unrecognized interest, resulting in less of a decline in the yield of interest-earning assets compared to the decline of the cost of interest-bearing liabilities. The net interest spread increase was greater than the net interest margin increase due to the decline in noninterest-bearing demand deposit liabilities and the decline in yields on interest-earning assets for that portion funded by noninterest-bearing demand deposits.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007 (3)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$27	$6	$33	0.80%
Securities-tax-exempt (1)	(8)	—	(8)	(36.36)
Total securities (2)	19	6	25	0.60
Loans held for sale	3	—	3	100.00
Commercial	337	(124)	213	22.64
Commercial real estate	(156)	379	223	2.96
Consumer	742	(307)	435	24.73
Total loans (including fees)	923	(52)	871	8.51
Federal funds sold	(232)	(269)	(501)	(48.88)
Total interest income(1)	713	(315)	398	2.58
Interest Expense
Interest-bearing demand deposits	3	(8)	(5)	(5.75)
Money market	(126)	(414)	(540)	(30.53)
Other savings deposits	(5)	(1)	(6)	(15.00)
Time deposits	(188)	(22)	(210)	(3.80)
Total deposits	(316)	(445)	(761)	(10.25)
Borrowings-short-term	516	(125)	391	108.91
Borrowings-long-term	124	(1)	123	878.57
Junior subordinated debentures	—	176	176	8.58
Total borrowed funds	640	50	690	28.47
Total interest expense	324	(395)	(71)	(0.72)
Net interest income(1)	$389	$80	$469	8.45%

(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, 2008 and 2007 are not presented on a tax-equivalent basis.

(2)	FHLB stock and Federal Reserve Bank stock are included in average balance and yields.
(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $0.8 million in the first quarter of 2008 compared to $0.7 million in the first quarter of 2007. The change in the provision was primarily due to $0.5 million net charge-offs during the first quarter of 2008 compared to $0.3 million net recoveries during the same period of 2007, partially offset by slower growth in the combined total of commercial, commercial real estate and commercial real construction loans during the first quarter of 2008 compared to 2007. During the first quarter of 2008, the combined growth of these types of loans was $9.7 million compared to $24.6 million during the same quarter of 2007. Included in provision expense for the quarters ended March 31, 2008 and 2007 is $1.1 million and $1.4 million, respectively, related to two home equity pools CIB Marine purchased in 2006 and the first quarter of 2007. The $1.4 million provision allocated to these two pools in the first quarter of 2007 was primarily due to the purchase of one of the pools during that quarter, while the $1.1 million recorded in the first quarter of 2008 related to deterioration in the credit quality of these pools. See the nonaccrual loan discussion for further information on the credit quality of these two purchased home equity pools.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands)
Loan fees	$33	$49
Deposit service charges	239	246
Other service fees	43	55
Other income	103	50
Gain on sale of assets and deposits	15	1,395
	$433	$1,795

Noninterest income decreased $1.4 million from $1.8 million for the first quarter of 2007 to $0.4 million for the first quarter of 2008. The decrease was mainly due to a $1.2 million gain recognized on the sale of assets and deposits during the first quarter of 2007 by CIB Marine’s subsidiary bank Marine Bank of its Cedarburg branch. No branches were sold in the first quarter of 2008.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands)
Compensation and employee benefits	$4,778	$5,116
Equipment	561	821
Occupancy and premises	730	811
Professional services	668	733

Other expense:
Payroll and other processing charges	24	20
Correspondent bank charges	52	50
Advertising/marketing	103	168
Communications	230	280
Data processing	297	—
Supplies and printing	59	82
Shipping and handling	98	128
Collection expense	10	12
FDIC and state assessment	178	81
Recording and filing fees	48	24
Other expense	521	553
Total other expense	1,620	1,398
Total noninterest expense	$8,357	$8,879

Total noninterest expense decreased $0.5 million, or 5.9%, from $8.9 million for the first quarter of 2007 to $8.4 million for the first quarter of 2008. The decrease was primarily the result of the following:

•
Compensation and employee benefits expense decreased $0.3 million, or 6.6%, during the first quarter of 2008 compared to the first quarter of 2007. The decrease was primarily due to the sale and closure of certain bank branches during the first half of 2007. The total number of full-time equivalent employees of companies included in continuing operations decreased from 292 at March 31, 2007 to 251 at March 31, 2008.

•
Equipment expense decreased $0.3 million, or 31.7%, during the first quarter of 2008 compared to the first quarter of 2007 primarily due to the sale and closure of certain bank branches during the first half of 2007.

These decreases were partially offset by a $0.2 million increase in other expense mainly due to a $0.3 million data processing expense in the first quarter of 2008 compared to none in the first quarter of 2007. During the fourth quarter of 2007 CIB Marine began outsourcing its data processing, which was previously performed in house.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2008 and 2007 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not “more likely than not”. The continuing operations income tax expense for both the first quarters of 2008 and 2007 consisted primarily of the allocation of taxes, in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns. The net income tax expense on discontinued operations also includes interest and penalty expense on a tax exposure related to a sold subsidiary. See Note 1-Basis of Presentation to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Financial Condition

Overview

During 2008, CIB Marine continued to focus on improving its financial condition and allocated increased resources to business development as part of its strategic focus. Additionally, as part of its capital plan, CIB Marine entered into an agreement to sell certain assets and the majority of the deposits of its Florida banking subsidiary, Citrus Bank, N.A. At both March 31, 2008 and December 31, 2007, CIB Marine had total assets of $1.0 billion.

Securities

Total securities at March 31, 2008 were $332.0 million, an increase of $15.7 million, or 5.0%, from $316.3 million at December 31, 2007. The increase was the result of CIB Marine’s leverage strategy during the first quarter of 2008, resulting in net purchases of mortgage-backed securities, which increased from $212.2 million at December 31, 2007 to $231.4 million at March 31, 2008. The ratio of total securities to total assets was 32.3% at March 31, 2008, compared to 31.5% at December 31, 2007. CIB Marine does not expect to increase its securities portfolio during the second quarter of 2008 and may even reduce it as principal and interest cash flows from the securities portfolio are used to fund loans, reduce borrowings or pay out deposits.

The net unrealized gain on available for sale securities was $2.2 million at March 31, 2008, compared to $1.4 million at December 31, 2007. The increase in the net unrealized gain occurred mainly in U. S. government agency securities, resulting from the declining rate environment.

CIB Marine invests in residential mortgage backed securities (“MBS”) including those in the form of passthrough securities, collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). All of CIB Marine’s $107.2 million of private issue MBS holdings are performing and rated AAA investment grade by at least two of the nationally recognized statistical rating agencies. The predominant form of underlying collateral in the private issuer MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgages with weighted average loan to values and credit scores predominantly of less than 70% and greater than 730, respectively. In addition, all of CIB Marine’s private issue MBS holdings are structured so there are subordinated securities, owned by others, that were issued to take credit losses, should there be any, before CIB Marine’s holdings begin to share in any credit losses. CIB Marine also holds $31.5 million of municipal debt securities, most of which are insured by credit insurance companies. During the first quarter of 2008, one or more nationally recognized rating agencies downgraded the credit ratings of several of the credit insuring companies insuring CIB Marine’s municipal debt securities. In addition, CIB Marine holds $7.6 million of debt obligations collateralized by diversified pools of bank trust preferred securities, insurance company debt and, for one such security, debt extended to real estate investment trusts; there have been no credit rating downgrades to date in these holdings. All of CIB Marine’s securities continue to be rated investment grade. Based on the assigned credit ratings and the current performance of these securities, CIB Marine does not anticipate any credit losses in its securities portfolio. However, given the adverse conditions in the housing market, the credit markets and the economy in general, CIB Marine does recognize a higher than normal risk for a potential deterioration in the market prices and credit ratings assigned its securities. In addition, conditions could worsen to the extent that delinquent payment or credit losses could occur.

Loans

Loans, net of the allowance for loan losses totaled $537.8 million at March 31, 2008 compared to $574.6 million at December 31, 2007. The decrease was mainly due to a $47.6 million transfer to assets of branches held for sale. Including the loans transferred to assets of branches held for sale, loans, net of the allowance, increased $10.7 million from $574.6 million, or 57.1% of total assets, at December 31, 2007 to $585.3 million, or 56.9% of total assets at March 31, 2008. This increase was mainly due to a $24.9 million increase in commercial loans, reduced by a $15.2 million decrease in the combined total of commercial and commercial real estate construction loans.

Credit Concentrations

At March 31, 2008, CIB Marine had six secured borrowing relationships with a borrower or a related group of borrowers with total outstanding commitments that exceeded 25% of stockholders’ equity compared to one relationship at December 31, 2007. The increase in the number of concentrations is largely due to a decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. At March 31, 2008, the total outstanding commitments on these relationships, including lines of credit not fully drawn upon, ranged from 25% to 38% of equity and from 2.7% to 4.0% of total loans. The principal drawn and outstanding on these relationships ranged from $9.2 million to $15.0 million. At December 31, 2007 the one relationship, including lines of credit not fully drawn upon, was 36.9% of equity and 3.7% of total loans and the principal drawn and outstanding was $6.9 million.

As shown in the following table, at both March 31, 2008 and December 31, 2007, CIB Marine had credit relationships within five industries or industry groups with outstanding loan balances exceeding 25% of its stockholders’ equity:

	March 31, 2008			December 31, 2007
INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$175.4	31%	300%	$174.6	29%	290%
Residential Real Estate Developers	144.3	26	247	139.4	23	231
Health Care Facilities	25.1	5	43	29.7	5	49
Motel and Hotel	19.5	4	33	20.8	4	35
Nursing/Convalescent Home	18.2	3	31	18.5	3	31

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At March 31, 2008 the allowance for loan losses was $20.3 million, or 3.6%, of total loans, compared to $20.7 million, or 3.5%, of total loans, at December 31, 2007. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the first quarter of 2008 were $1.5 million, while recoveries were $1.0 million, compared to $0.8 million and $1.1 million, respectively, for the same period of 2007.

The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 109.1% at March 31, 2008 compared to 109.4% at December 31, 2007. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$20,706	$20,906
Loans charged-off
Commercial	—	(746)
Commercial real estate	—	—
Commercial real estate construction	—	—
Residential real estate	—	—
Home equity	(1,470)	(93)
Consumer	(54)	(4)
Total loans charged-off	(1,524)	(843)
Recoveries of loans charged-off
Commercial	3	605
Commercial real estate	—	—
Commercial real estate construction	923	509
Residential real estate	27	—
Home equity	42	—
Consumer	8	2
Total loan recoveries	1,003	1,116
Net loans (charged-off) recovered	(521)	273
Provision for loan losses	808	694
Ending balance	20,993	21,873
Allowance for loan losses transferred to assets of branches held for sale	(736)	—
Net allowance for loan losses	$20,257	$21,873
Total loans:
Total company	$606,901	$595,423
Loans in assets of branches held for sale and companies held for disposal	(48,893)	(544)
Total loan per consolidated balance sheets	$558,008	$594,879
Average total loans	599,179	547,678
Ratios
Allowance for loan losses to total loans (1)	3.63%	3.68%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	109.06	98.83
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(0.02)	1.08
Commercial real estate and commercial real estate construction	(0.93)	(0.51)
Residential real estate, home equity and consumer	4.61	0.45
Total loans	0.35	(0.20)
Ratio of recoveries to loans charged-off	65.81	132.38

(1)	Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

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

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing and related asset quality ratios:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$1,794	$1,855	$2,681
Commercial real estate	1,293	2,814	15,850
Commercial real estate construction	11,265	11,378	—
Residential real estate	379	393	499

Home equity	3,461	2,416	533
Consumer	9	10	2
Total nonaccrual loans	18,201	18,866	19,565
Foreclosed properties	1,401	1,344	129
Restructured loans	—	—	—
Total nonperforming assets	$19,602	$20,210	$19,694
Loans 90 Days or More Past Due and Still Accruing
Commercial	$—	$—	$—
Commercial real estate	373	19	2,566
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	47	—
Consumer	—	—	—
Total loans 90 days or more past due and still accruing	$373	$66	$2,566
Allowance for loan losses	$20,993	$20,706	$21,873
Allowance for loan losses transferred to assets of branches held for sale	$(736)	$—	$—
Net allowance for loan losses	$20,257	$20,706	$21,873
Total loans:
Total company	$606,901	$595,861	$595,423
Loans in assets of branches held for sale and companies held for disposal	(48,893)	(602)	(544)
Total loans per consolidated balance sheets	$558,008	$595,259	$594,879
Total assets:
Total company	$1,029,396	$1,005,787	$990,657
Assets of branches held for sale and companies held for disposal	(52,506)	(1,851)	(3,214)
Net	$976,890	$1,003,936	$987,443
Ratios:
Nonaccrual loans to total loans (1)	3.26%	3.17%	3.29%
Foreclosed properties to total assets (1)	0.14	0.13	0.01
Nonperforming assets to total assets (1)	2.01	2.01	1.99
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (1)	3.33	3.18	3.72
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (1)	2.04	2.02	2.25

(1)	Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

Nonaccrual loans decreased $0.7 million, or 3.5%, from $18.9 million at December 31, 2007 to $18.2 million at March 31, 2008. The ratio of nonaccrual loans to total loans was 3.26% at March 31, 2008, compared to 3.17% at December 31, 2007.

At March 31, 2008, four commercial borrowing relationships accounted for $11.0 million, or approximately 74.4%, of nonaccrual loans as of March 31, 2008. The four commercial borrowing relationships consisted of the following:

•
Commercial real estate construction loan in the amount of $3.7 million to a borrower secured by partially developed land. As of March 31, 2008, specific reserves of $1.6 million were allocated to this borrowing relationship.

•
Commercial real estate loan in the amount of $3.4 million to a borrower secured by a first mortgage on a residential and commercial property. As of March 31, 2008, $1.0 million of specific reserves were allocated to this relationship and no charge-offs have been taken. Additionally, at March 31, 2008, CIB Marine had an investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities related to this commercial real estate borrowing relationship. During 2007, CIB Marine deemed its investment was fully impaired and at March 31, 2008 CIB Marine’s carrying value of this investment was zero.

•
Commercial real estate loan in the amount of $2.1 million to a borrower secured by a first mortgage on a residential land development. As of March 31, 2007 no specific reserves were allocated to this borrowing relationship.

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

On March 31, 2008, $3.4 million, or 4.9% of the combined outstanding balance of the home equity pools purchased in June 2006 and February 2007 were classified as nonaccrual. Beginning in the third quarter of 2007, the quality of the two loan pool purchases deteriorated in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets. During the first quarter of 2008, CIB Marine charged-off $1.4 million related to these two home equity pools. At March 31, 2008 and December 31, 2007, the balance of these two home equity pools was $69.0 million and $73.0 million, the amount of loans past due 30 to 89 days and still accruing interest was $1.8 million and $1.5 million and the loss reserves allocated to these two pools totaled $5.1 million and $5.3 million, respectively.

Foreclosed properties were $1.4 million and consisted of seven properties at March 31, 2008 compared to $1.3 million and six properties at December 31, 2007. All foreclosed properties were held for sale. Two commercial foreclosed properties accounted for $1.1 million of the balance at both March 31, 2008 and December 31, 2007. These two properties related to one borrowing relationship and are located in Illinois. The properties were acquired in 2007 through deeds in lieu of foreclosure.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. At March 31, 2008, CIB Marine had one loan for $0.4 million in loans that were 90 days or more past due and still accruing compared to two loans totaling $0.1 million at December 31, 2007. While CIB Marine believes the value of the properties securing these two loans approximates the net book value of the loans, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to these two borrowing relationships.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.04% at March 31, 2008 compared to 2.02% at December 31, 2007.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $1.9 million from $16.2 million at December 31, 2007 to $14.3 million at March 31, 2008. The decrease in impaired loans was primarily due to payments. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

The following table sets forth information regarding impaired loans:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
Impaired loans without a specific allowance	$3,086	$5,101	$4,956
Impaired loans with a specific allowance	11,203	11,053	13,634
Total impaired loans	14,289	16,154	18,590
Specific allowance related to impaired loans	$4,634	$4,051	$6,987

Companies Held For Disposal

At March 31, 2008 and December 31, 2007, assets and liabilities of companies held for disposal are summarized in the following table and included a tax exposure liability for a subsidiary sold in 2004. The liability for the tax exposure, including interest and penalties, was $1.9 million and $1.8 million at March 31, 2008 and December 31, 2007, respectively. See Note 1-Basis of Presentation to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on the tax exposure liability.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$1,143	$1,183
MSI	773	741
Other (2)	(56)	(73)
Total assets of companies held for disposal	$1,860	$1,851
Liabilities of companies held for disposal:
CIB Construction (1)	$2,323	$2,365
MSI	668	656
Other (2)	1,281	955
Total liabilities of companies held for disposal	$4,272	$3,976

(1)
Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to this restriction. CIB Marine received an extension from the banking regulators to hold Canron until June 30, 2008.

(2)	Includes tax exposure liability of sold subsidiary and elimination of intercompany transactions between companies held for disposal and affiliates.

CIB Construction (includes Canron)

Canron began liquidation distributions to its shareholders in August 2005. During the first quarter of 2008, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. Canron filed Articles of Dissolution in December 2006.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$23
Accounts receivable	551	551
Other assets	569	609
Total assets	$1,143	$1,183
Liabilities and stockholder’s equity:
Income tax payable	$1,408	$1,409
Other liabilities	915	956
Total liabilities	2,323	2,365
Stockholder’s equity	(1,180)	(1,182)
Total liabilities and stockholder’s equity	$1,143	$1,183

MSI

During the first quarter of 2008, CIB Marine continued to wind down the remaining affairs of MSI. The operations and substantially all the assets of MSI were sold during the third quarter of 2004. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues.

The following table summarizes the composition of MSI’s balance sheet:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$30	$45
Net loans	627	602
Income tax receivable	109	86

Other assets	7	8
Total assets	$773	$741
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$623	$612
Other liabilities	45	44
Total liabilities	668	656
Stockholder’s equity	105	85
Total liabilities and stockholder’s equity	$773	$741

Assets and Deposits of Branches Held For Sale

In the first quarter of 2008, CIB Marine signed a letter of intent and on April 3, 2008 reached a definitive agreement to sell all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium. On May 13, 2008, CIB Marine entered into an amendment (the “Amendment”) restructuring the terms of the definitive agreement to reduce the amount of the deposit premium and change its composition to a combination of cash and common stock of the parent company of the purchaser. In addition, the Amendment provides that a certain portion of the deposit premium is subject to an earnout provision and is payable to CIB Marine on the first and second year anniversaries of the closing date of the transaction, based upon the amount of acquired deposit balances retained by the purchaser as of each of those dates. In addition to the transaction being subject to approval by regulatory authorities, the Amendment provides that the transaction is contingent upon the purchaser raising a certain level of additional capital prior to closing. The transaction is expected to be completed in the third quarter of 2008. At March 31, 2008, these certain assets and deposits of the Florida branches comprise the balance of assets and deposits of branches held for sale on the consolidated balance sheet. The assets include $47.7 million in net loans and related accrued interest receivable, $2.3 million of property and equipment and $0.6 million of Federal Reserve Bank stock. The liabilities include $92.4 million of deposits and related accrued interest payable. See the capital plan discussion for further information.

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

Deposit Liabilities

Total deposits, decreased $95.1 million, or 12.8%, from $745.6 million at December 31, 2007 to $650.5 million at March 31, 2008. The decrease was primarily due to the transfer of $92.2 million in deposits to deposits of branches held for sale. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 63.1% at March 31, 2008 and 62.2% at December 31, 2007, reflecting CIB Marine’s reliance on time deposits as a primary source of funding. At March 31, 2008 time deposits of $100,000 or more, excluding those held for sale, amounted to $146.2 million, or 35.6%, of total time deposits, compared to $169.0 million, or 36.0%, at December 31, 2007. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits, excluding those held for sale, were $15.8 million, or 3.8%, of total time deposits at March 31, 2008, and $22.2 million, or 4.8%, of total time deposits at December 31, 2007.

Borrowings

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, increased $26.4 million from $159.5 million at December 31, 2007 to $185.9 million at March 31, 2008. The increase occurred in short-term borrowings, which were $112.0 million at March 31, 2008 compared to $85.6 million at December 31, 2007. During the first quarter of 2008, CIB Marine chose to meet funding needs resulting from increased assets through increased FHLB borrowings due to the relative cost advantage of these borrowings over other funding sources such as retail or brokered deposits.

CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on its junior subordinated debentures for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At March 31, 2008 and December 31, 2007 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $32.5 million and $30.3 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. During the first quarter of 2008, CIB Marine took actions to begin implementing its capital plan as disclosed in its 2007 Form 10-K to pursue, among other items, the goal of bringing the trust preferred securities interest payments current as soon as possible. As part of this plan, at March 31, 2008, CIB Marine has entered into an agreement to sell all of the branches, certain assets and deposit liabilities of its Florida banking subsidiary, Citrus Bank. See the assets and deposits of branches held for sale and the capital plan discussions for further information.

During 2008, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities.

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “Written Agreement”). Among other items, the Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt

Capital Plan

As reported in Part II, Item 7 of the 2007 Form 10-K, CIB Marine management has been developing and implementing a comprehensive capital plan to pursue the goals of bringing the trust preferred securities interest payments current as soon as possible, and maintaining well capitalized capital ratios at all subsidiary banks, all of which actions are subject to regulatory approval, in order to provide the greatest value possible to shareholders. Please refer to the 2007 Form 10-K for the detailed Capital Plan. It should be noted that current credit market and general economic conditions could also affect the ability of CIB Marine to execute any or all of these options. In addition, since various aspects of the capital plan are subject to state and/or federal banking regulatory approval, there is no certainty that CIB Marine will be able to successfully implement any or all of these options.

During the first quarter of 2008, management continued its efforts on all of the six options outlined in the 2007 Form 10-K. As discussed in Note 6 to the consolidated financial statements of this Form 10-Q, on April 4, 2008, management announced that it entered into a definitive agreement to sell the branches, deposits, and most of the loans of Citrus Bank, its Florida banking subsidiary, to a third party. As discussed earlier in this Form 10-Q, an amendment to the definitive agreement was entered into on May 13, 2008 restructuring certain of its terms. Subject to the purchaser raising a certain level of additional capital and to appropriate regulatory approval, CIB Marine estimates this transaction will close in third quarter of 2008. Following the sale, the remaining assets, liabilities and capital of Citrus Bank, N.A. will be merged with CIB Marine. Most of the assets then held by CIB Marine will be in the form of retained loans. CIB Marine plans to use all reasonable efforts to collect these loans in a timely fashion to provide cash for the payment of the accrued and unpaid interest on the trust preferred securities. Such use of that cash would need prior approval from the Federal Reserve Bank of Chicago (“FRB”), the primary regulator for CIB Marine.

In addition, during the first quarter of 2008, CIB Marine management began the process of applying for permission to transfer capital (in excess of amounts necessary to remain in compliance with regulatory “well-capitalized” guidelines) from Marine Bank and Central Illinois Bank to CIB Marine. Such approvals are being sought from each bank’s respective state banking regulator. Subject, again, to approval by the FRB, CIB Marine intends to use that cash to pay accrued and unpaid interest on the Trust Preferred Securities.

CIB Marine continues to pursue all of the other four options listed in the 2007 Form 10-K. It should be noted, however, all of these options and any subsequent use of cash are subject to approval by the Federal Reserve Bank and/or other bank regulators.

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

At March 31, 2008, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

As stated in Note 11 to the Unaudited Consolidated Financial Statements included in this Form 10-Q, at both March 31, 2008 and December 31, 2007, CIB Marine was subject to a Written Agreement which, among other things, restricts the payment of cash dividends by CIB Marine without prior written consent of the Federal Reserve Bank and requires CIB Marine to maintain a sufficient capital position for the consolidated organization. As of March 31, 2008, the capital level of CIB Marine exceeded the minimum required level.

The risk-based capital information of CIB Marine at March 31, 2008 and December 31, 2007 is contained in the following table.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Risk weighted assets	$761,474	$743,970
Average assets (1)	1,056,013	997,708
Capital components
Stockholders’ equity	$58,430	$60,306
Restricted Core Capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(40,405)	(39,898)
Maximum allowable in tier 1 capital	19,595	20,102
Nonfinancial equity items	—	—
Less: disallowed intangibles	—	—
Add: unrealized loss on securities	(2,150)	(1,382)
Tier 1 capital	75,875	79,026
Allowable allowance for loan losses	9,660	9,449
Allowable subordinated debentures net of investment in trust	40,405	39,898
Total risk-based capital	$125,940	$128,373

	Actual		Minimum Required To be Adequately Capitalized		Minimum Required To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2008
Total capital to risk weighted assets	$125,940	16.54%	$60,918	8.00%	$76,147	10.00%
Tier 1 capital to risk weighted assets	75,875	9.96	30,459	4.00	45,688	6.00
Tier 1 leverage to average assets	75,875	7.19	42,241	4.00	52,801	5.00

December 31, 2007
Total capital to risk weighted assets	$128,373	17.26%	$59,518	8.00%	$74,397	10.00%
Tier 1 capital to risk weighted assets	79,026	10.62	29,759	4.00	44,638	6.00
Tier 1 leverage to average assets	79,026	7.92	39,908	4.00	49,885	5.00

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

Consolidations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material effect on CIB Marine’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”). SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141(R) requires the acquirer to value the assets and liabilities of the acquiree at fair value and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material effect on CIB Marine’s consolidated financial statements.

Derivative and Hedging Activities

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. CIB Marine is still assessing the impact the adoption of SFAS 161 will have on its consolidated financial statements.

Liquidity

The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. CIB Marine actively manages its liquidity position by estimating, measuring and monitoring its sources and uses of funds. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits, loan repayments and investment maturities. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower cost funding opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLB and short-term brokered and negotiable time deposits. CIB Marine also has established borrowing lines with the Federal Reserve Bank and nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the FHLB. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale and the sale of securities.

During the first quarter of 2008, the availability of federal funds purchased for CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. Additionally, pursuant to a Written Agreement between CIB Marine and the Federal Reserve Bank, CIB Marine must obtain Federal Reserve Bank approval before incurring additional borrowings or debt.

The following discussion should be read in conjunction with the consolidated statement of cash flows contained in the consolidated financial statements.

CIB Marine’s primary source of funds for the quarter ended March 31, 2008 resulted from a net increase in short-term borrowings of $26.4 million.

CIB Marine’s primary uses of funds for the quarter ended March 31, 2008 were a net increase in the loan portfolio of $11.3 million, a net increase in investment securities of $14.7 million and a net decrease in deposit of $3.0 million.

CIB Marine had liquid assets from continuing operations of $72.8 million and $74.8 million at March 31, 2008 and December 31, 2007, respectively.

CIB Marine was able to meet its liquidity needs during the first quarter of 2008. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of preferred securities. The deferral period may last as long as five years. This deferral period extends to February 2009, at which point CIB Marine will have had to pay off the accrued interest on these securities. If CIB Marine should determine that there was substantial uncertainty about the ability to ultimately pay the accrued interest and eventually the principal on the trust preferred securities, then the Financial Information in Part I does not include any adjustments that would be necessary. During 2007, CIB Marine continued to defer interest payments on its junior subordinated debentures and had adequate funding capacity to meet its other obligations. The primary sources of funding were cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2007, CIB Marine’s market risk profile has not changed significantly and net interest income over the next year continues to favor declining interest rates over rising interest rates. For additional information regarding CIB Marine’s market risk, refer to its 2007 Annual Report on Form 10-K, which is on file with the SEC.

The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2008.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Held for sale/disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$290,277	$70,146	$75,432	$163,393	$7,653	$(48,893)	$558,008
Securities (1)	47,859	32,314	42,574	170,184	51,465	(591)	343,805
Federal funds sold	51,818	—	—	—	—	—	51,818
Total interest-earning assets	389,954	102,460	118,006	333,577	59,118	(49,484)	953,631
Interest-bearing liabilities:
Time deposits	158,736	125,220	108,001	61,425	230	(42,928)	410,684
Savings and interest-bearing demand deposits	214,404	—	—	—	—	(33,306)	181,098
Short-term borrowings	112,047	—	—	—	—	—	112,047
Long-term borrowings	—	—	—	12,000	—	—	12,000
Junior subordinated debentures	20,619	—	—	41,238	—	—	61,857
Total interest-bearing liabilities	$505,806	$125,220	$108,001	$114,663	$230	$(76,234)	$777,686
Interest sensitivity gap (by period)	(115,852)	(22,760)	10,005	218,914	58,888	26,750	175,845
Interest sensitivity gap (cumulative)	(115,852)	(138,612)	(128,607)	90,307	149,195	175,945	175,845
Adjusted for derivatives:
Derivatives (notional, by period)	(4,261)	—	—	5,000	(739)	—	—
Derivatives (notional, cumulative)	(4,261)	(4,261)	(4,261)	739	—	—	—
Interest sensitivity gap (by period)	(120,113)	(22,760)	10,005	223,914	58,149	26,750	175,945
Interest sensitivity gap (cumulative)	(120,113)	(142,873)	(132,868)	91,046	149,195	175,945	175,945
Cumulative gap as a % of total assets	(11.67)%	(13.88)%	(12.91)%	8.84%	14.49%	17.09%

(1)	FHLB stock and Federal Reserve Bank stock are included in securities.

The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of March 31, 2008, and December 31, 2007.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
March 31, 2008	(5.05)%	(3.46)%	(0.97)%	(2.70)%
December 31, 2007	(7.35)%	(4.09)%	(0.42)%	(2.96)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2008. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following items are updates to the discussion of litigation matters presented in CIB Marine’s 2007 annual report on Form 10-K. Please refer to Item 1 of Part II to CIB Marine’s 2007 Form 10-K for additional information.

Keith Burchett, a shareholder of CIB Marine and a borrower of CIB Marine’s former subsidiary CIB Bank (Hillside, Illinois) (“CIB-Chicago”), commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, Central Illinois Bank, CIB-Chicago and two of their now former directors and/or officers. On April 15, 2008 the litigation was dismissed with prejudice.

John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine, “Central Illinois Bancorp, Inc.” and the former President and CEO of CIB Marine in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois. Discovery has commenced again following the denial of the defendants’ motion for judgment on the pleadings in the Lewis case in March 2008, and the parties are working on a scheduling order. While the ultimate outcome of these claims cannot be determined at this time, CIB Marine intends to vigorously defend the action.

James Fasano and Thomas Arundel, shareholders of CIB Marine and borrowers of CIB-Chicago, commenced an action in the Circuit Court of Cook County, Illinois, against CIB Marine, CIB-Chicago and two of their now former directors and/or officers. This case was consolidated with the previously discussed Burchett case and was dismissed with prejudice on April 15, 2008.

ITEM 6. EXHIBITS

Exhibit 31.1 -	Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

Exhibit 31.2 -	Certification of Edwin J. Depenbrok, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

Exhibit 32.1 -	Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 -	Certification of Edwin J. Depenbrok, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: May 14, 2008
By:  /s/ EDWIN J. DEPENBROK

Edwin J. Depenbrok
Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).
31.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).
32.1	Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.