Form 10-Q
period 2008-06-30
CIB MARINE BANCSHARES INC
filed 2008-08-12
CIK 861955

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

At July 31, 2008 CIB Marine had 18,346,442 shares of common stock outstanding.

EXPLANATORY NOTE

This document is intended to speak as of June 30, 2008, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$19,595	$22,649
Federal funds sold	51,954	52,192
Total cash and cash equivalents	71,549	74,841
Securities available for sale	315,629	316,321
Loans	598,655	595,259
Allowance for loan losses	(22,010)	(20,706)
Net loans	576,645	574,553
Premises and equipment, net	6,164	8,961
Accrued interest receivable	4,703	5,839
Foreclosed properties	1,392	1,344
Assets of branches held for sale	45,815	—
Assets of companies held for disposal	1,647	1,851
Other assets	21,930	22,077
Total assets	$1,045,474	$1,005,787
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$52,815	$73,519
Interest-bearing demand	33,937	36,832
Savings	140,560	171,338
Time	442,446	463,901
Total deposits	669,758	745,590
Short-term borrowings	123,746	85,616
Long-term borrowings	12,000	12,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	37,065	33,223
Deposits and liabilities of branches held for sale	91,585	—
Liabilities of companies held for disposal	4,176	3,976
Other liabilities	5,482	3,219
Total liabilities	1,005,669	945,481
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; 50,000,000 shares authorized, 18,346,442 issued and outstanding	18,346	18,346
Capital surplus	158,481	158,398
Accumulated deficit	(134,325)	(117,537)
Accumulated other comprehensive income (loss)	(2,484)	1,382
Receivables from sale of stock	(51)	(121)
Treasury stock at cost 12,663 shares	(162)	(162)
Total stockholders’ equity	39,805	60,306
Total liabilities and stockholders’ equity	$1,045,474	$1,005,787

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$9,488	$11,631	$20,591	$21,863
Loans held for sale	1	2	4	2
Securities:
Taxable	4,189	3,277	8,333	7,272
Tax-exempt	12	20	26	42
Dividends	11	85	24	214
Federal funds sold	370	758	894	1,783
Total interest and dividend income	14,071	15,773	29,872	31,176
Interest Expense
Deposits	5,827	7,423	12,493	14,850
Short-term borrowings	607	242	1,357	601
Long-term borrowings	137	—	274	14
Junior subordinated debentures	2,141	2,119	4,368	4,170
Total interest expense	8,712	9,784	18,492	19,635
Net interest income	5,359	5,989	11,380	11,541
Provision for (reversal of) credit losses	8,525	(681)	9,333	13
Net interest income (loss) after provision for credit losses	(3,166)	6,670	2,047	11,528
Noninterest Income
Loan fees	34	197	67	246
Deposit service charges	274	229	513	475
Other service fees	30	41	73	96
Other income	103	59	206	109
Net gain on sale of assets and deposits	16	76	31	1,471
Total noninterest income	457	602	890	2,397
Noninterest Expense
Compensation and employee benefits	4,036	5,004	8,814	10,120
Equipment	565	798	1,126	1,619
Occupancy and premises	724	849	1,454	1,660
Professional services	1,070	672	1,738	1,405
Other expense	4,864	1,377	6,484	2,775
Total noninterest expense	11,259	8,700	19,616	17,579
Loss from continuing operations before income taxes	(13,968)	(1,428)	(16,679)	(3,654)
Income tax expense	2	—	46	3
Loss from continuing operations	(13,970)	(1,428)	(16,725)	(3,657)
Discontinued Operations:
Pretax income (loss) from discontinued operations	(36)	(14)	(28)	403
Income tax expense (benefit)	28	(1,230)	35	(1,163)
Income (loss) from discontinued operations	(64)	1,216	(63)	1,566
Net loss	$(14,034)	$(212)	$(16,788)	$(2,091)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.76)	$(0.08)	$(0.91)	$(0.20)
Discontinued operations	(0.01)	0.07	(0.01)	0.09
Net loss	$(0.77)	$(0.01)	$(0.92)	$(0.11)

Diluted:
Loss from continuing operations	$(0.76)	$(0.08)	$(0.91)	$(0.20)
Discontinued operations	(0.01)	0.07	(0.01)	0.09
Net loss	$(0.77)	$(0.01)	$(0.92)	$(0.11)

Weighted average shares-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779	18,333,779	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stock Receivables and Treasury Stock	Total
	Shares	Par Value
	(Dollars in thousands, except share data)
Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of FIN 48 (1)	—	—	—	(960)	—	—	(960)
Adjusted Balance at Beginning of Period	18,346,442	$18,346	$158,266	$(103,766)	$(1,880)	$(313)	$70,653
Comprehensive loss:
Net loss	—	—	—	(2,091)	—	—	(2,091)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(2,308)	—	(2,308)
Total comprehensive loss							(4,399)
Stock option expense	—	—	90	—	—	—	90
Decrease in receivables from sale of stock	—	—	—	—	—	30	30
Balance, June 30, 2007 (unaudited)	18,346,442	$18,346	$158,356	$(105,857)	$(4,188)	$(283)	$66,374

Balance, December 31, 2007	18,346,442	$18,346	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	(16,788)	—	—	(16,788)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(3,866)	—	(3,866)
Total comprehensive loss							(20,654)
Stock option expense	—	—	83	—	—	—	83
Decrease in receivables from sale of stock	—	—	—	—	—	70	70
Balance, June 30, 2008 (unaudited)	18,346,442	$18,346	$158,481	$(134,325)	$(2,484)	$(213)	$39,805

(1) See Note 1-Basis of Presentation for further discussion of the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(16,725)	$(3,657)
Net income (loss) from discontinued operations	(63)	1,566
	(16,788)	(2,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(238)	(390)
Depreciation and other amortization	160	483
Provision for credit losses	9,333	13
Net gain on sale of assets and deposits	(31)	(1,471)
Originations of loans held for sale	(2,140)	(2,014)
Proceeds from sale of loans held for sale	2,164	2,016
Decrease in interest receivable and other assets	996	2,214
Increase in other interest payable and other liabilities	6,072	157
Operating cash flows of discontinued operations	133	(2,103)
Net cash used in operating activities	(339)	(3,186)
Cash Flows from Investing Activities
Maturities of securities available for sale	32,056	39,208
Purchase of securities available for sale	(27,675)	(61,081)
Proceeds from sales of securities available for sale	—	33,204
Proceeds from sales of mortgage-backed securities available for sale	—	48,037
Repayments of asset and mortgage-backed securities available for sale	23,142	30,846
Purchase of asset and mortgage-backed securities available for sale	(30,181)	(36,674)
Net decrease (increase) in Federal Home Loan and Federal Reserve Bank stocks	(40)	45
Net (increase) decrease in other investments	29	(13)
Net increase in loans	(54,026)	(65,214)
Proceeds from sale of foreclosed properties	56	10
Net cash received from the sale of branches	—	2,278
Decrease (increase) in premises and equipment, net	(170)	543
Investing cash flows of discontinued operations	271	(296)
Net cash used in investing activities	(56,538)	(9,107)
Cash Flows from Financing Activities
Increase (decrease) in deposits	15,455	(1,986)
Decrease in deposits held for sale	—	(5,700)
Deposits sold	—	(49,665)
Net increase in short-term borrowings	38,130	425
Payments of long-term borrowings	—	(2,000)
Reduction in receivable from sale of stock	—	30
Net cash provided by (used in) financing activities	53,585	(58,896)
Net decrease in cash and cash equivalents	(3,292)	(71,189)
Cash and cash equivalents, beginning of period	74,841	115,135
Cash and cash equivalents, end of period	$71,549	$43,946
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense-continuing operations	$14,650	$16,152
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	101	29
Transfer of loans to assets of branches held for sale	42,855	—
Transfer of deposits to deposits of branches held for sale	91,327	—
Cumulative effect of adoption of FIN 48 (1)	—	960

(1) See Note 1-Basis of Presentation for further discussion of the FIN 48 adjustment.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2007 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the quarter and six months ended June 30, 2008 and 2007. The results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

Assets and liabilities of companies held for disposal include the remaining assets of Mortgage Services, Inc. (“MSI”) and CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). Liabilities of companies held for disposal also include a tax exposure related to a sold subsidiary. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at June 30, 2008 are included in income or loss from discontinued operations for all periods presented. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements. Tax assets and liabilities allocated between companies held for disposal and those not held for disposal have net been eliminated.

Assets and deposits of branches held for sale relate to the Florida branches of CIB Marine’s subsidiary bank, Citrus Bank, N.A. In April 2008, CIB Marine entered into an agreement, which agreement was amended in May 2008, to sell a majority of the deposits, certain loans and certain other assets and liabilities of these branches at book value plus a deposit premium. The sale has been approved by the banking regulators of both CIB Marine and the purchaser and is expected to close in the third quarter of 2008.

CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana, Florida and Arizona. These services include commercial and retail lending and accepting deposits.

On January 1, 2007, CIB Marine adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The FIN 48 adjustment is related to CIB Marine’s investment in an Illinois Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During the first half of 2008, CIB Marine recorded a $0.1 million charge to its discontinued operations tax expense for interest and penalties related to the remaining REIT tax exposure. In the second quarter of 2007, the statute of limitations expired with respect to a portion of the REIT tax exposure. As a result of this event, during the first half of 2007 CIB Marine reversed $1.3 million of the tax liability through a credit to discontinued operations tax expense while also recording a $0.1 million charge to its discontinued operations tax expense for interest and penalties related to the remaining exposure. At June 30, 2008 and December 31, 2007, CIB Marine had a $1.9 million and $1.8 million, respectively, current tax liability, including interest and penalties, related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. At both June 30, 2008 and December 31, 2007, CIB Marine also had a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal and $0.3 million is netted against the income tax receivable included in other assets. CIB Marine includes any interest and penalties on tax exposures in tax expense from continuing operations or discontinued operations as appropriate.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). On January 1, 2008 CIB Marine adopted SFAS 157, except as amended by FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. FSP 157-2 issued by the FASB in February 2008 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances (for example, assets that have been deemed to be impaired). CIB Marine has elected to defer the adoption of SFAS 157 with respect to nonrecurring, nonfinancial assets and liabilities as permitted by FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on CIB Marine’s consolidated financial statements.

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

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Available for sale securities	$315,629	$—	$315,629	$—
Interest rate swap	110	—	110	—
Total	$315,739	$—	$315,739	$—

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, as defined by SFAS 157.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Period
	(Dollars in thousands)
Assets
Impaired loans (1)	$9,741	$—	$9,741	$—	$(3,520)
Other equity investments	110	—	—	110	—
Total	$9,851	$—	$9,741	$110	$(3,520)

(1) Impaired loans gains (losses) in period include only those attributable to the loans represented in the fair value measurements for June 30, 2008.

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

Impaired Loans. Impaired loans often, but not always, have an impairment loss. Impairment losses are represented in the allowance for loan losses. The impairment loss is based on a Level 1 or Level 2 quoted market price input, a discounted cash flow analysis, or a fair value estimate of the collateral using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information. The fair value of impaired loans represented in the fair value table includes only those with an impairment loss and where that impairment loss was determined based upon a quoted market price or a fair value estimate of the collateral.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. CIB Marine adopted SFAS 159 on January 1, 2008, but as of June 30, 2008, has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of SFAS 159. Accordingly, the adoption of SFAS 159 did not have an impact on CIB Marine’s consolidated financial statements.

Note 2-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At June 30, 2008, options to purchase 501,999 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the six months ended June 30, 2008:

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2007	1,298,027	$3.70-22.89	$6.87
Granted	—	$—	$—		$—
Lapsed or surrendered	(164,296)	3.70-22.89	11.79
Exercised	—	—	—
Shares under option at June 30, 2008	1,133,731	$3.70-22.89	$6.16	7.41
Shares exercisable at June 30, 2008	383,081	$4.10-22.89	$10.46	5.38

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2007	812,750
Granted	—
Vested	(31,400)
Forfeited	(30,700)
Nonvested stock options at June 30, 2008	750,650

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123, Accounting for Stock-Based Compensation (revised 2003) (“SFAS 123(R)”). There were no options granted in the first six months of 2008 or 2007.

SFAS 123(R)’s fair value method resulted in $0.1 million compensation expense for both the first six months of 2008 and 2007. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At June 30, 2008, CIB Marine had $0.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.3 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first half of 2007 and 2008.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2008
U.S. government agencies	$54,175	$1,186	$—	$55,361
Obligations of states and political subdivisions	30,995	105	496	30,604
Other notes and bonds	9,066	—	1,769	7,297
Corporate commercial paper	4,650	—	—	4,650
Mortgage backed securities (Agencies)	115,699	1,038	319	116,418
Mortgage backed securities (Corporate)	103,528	266	2,495	101,299
Total securities available for sale	$318,113	$2,595	$5,079	$315,629

December 31, 2007
U.S. government agencies	$63,104	$1,202	$7	$64,299
Obligations of states and political subdivisions	31,031	127	223	30,935
Other notes and bonds	9,098	—	200	8,898
Mortgage backed securities (Agencies)	111,276	810	341	111,745
Mortgage backed securities (Corporate)	100,430	389	375	100,444
Total securities available for sale	$314,939	$2,528	$1,146	$316,321

Securities available for sale with a carrying value of $241.1 million and $212.4 million at June 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

CIB Marine has the ability and intent to hold the investments until expected recoveries of their respective fair value, which may be at maturity, and as a result it does not consider the investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2008.

Note 4-Loans

The components of loans are as follows:

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$69,089	10.8%	$63,046	10.6%
Commercial real estate	306,539	47.9	258,265	43.5
Commercial real estate construction	131,796	20.6	139,663	23.5
Residential real estate	23,727	3.7	20,938	3.5
Home equity (1)	106,067	16.5	108,486	18.3
Consumer	3,288	0.5	3,241	0.6
Receivables from sale of CIB Marine stock	(51)	(0.0)	(121)	(0.0)
Gross loans	640,455	100.0%	593,518	100.0%
Deferred loan fees	1,685		1,741
Total loans, net	642,140		595,259
Total allowance for loan losses, net	(22,640)		(20,706)
Allowance for loan losses transferred to assets of branches held for sale	630		—
Net allowance for loan losses	(22,010)		(20,706)
	620,130		574,553
Loans included in assets of branches held for sale	(43,485)		—
Loans, net	$576,645		$574,553

(1)
Includes purchased fixed rate home equity pools. At June 30, 2008 and December 31, 2007, the total outstanding balance of these purchased pools was $60.2 million and $73.0 million, the amount of loans past due 30 to 89 days and still accruing interest was $1.7 million and $1.5 million and the loss reserves allocated to these two pools totaled $3.0 million and $5.3 million, respectively.

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. Such loans totaled $5.7 million and $6.7 million at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008 and December 31, 2007, CIB Marine had $0.5 million and $1.0 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.3 million at both June 30, 2008 and December 31, 2007. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

The following table lists information on nonperforming and certain past due loans:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$21,235	$18,866
Restructured loans	—	—
Loans 90 days or more past due and still accruing	5,041	66

Information on impaired loans is as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans without a specific allowance	$4,110	$5,101
Impaired loans with a specific allowance	16,954	11,053
Total impaired loans	$21,064	$16,154
Specific allowance related to impaired loans	$7,213	$4,051

Changes in the allowance for loan losses were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$20,993	$21,873	20,706	20,906
Charge-offs	(7,180)	(503)	(8,704)	(1,346)
Recoveries	302	330	1,305	1,446
Net loan (charge-offs) recoveries	(6,878)	(173)	(7,399)	100
Provision for (reversal of) loan losses	8,525	(681)	9,333	13
Balance at end of period	$22,640	$21,019	$22,640	$21,019
Allowance for loan losses transferred to assets of branches held for sale	(630)	—	(630)	—
Net allowance for loan losses	$22,010	$21,019	$22,010	$21,019
Allowance for loan losses as a percentage of loans	3.68%	3.57%	3.68%	3.57%

During the second quarter and first half of 2008, the provision for credit losses included approximately $3.5 million and $4.6 million, respectively, related to the purchased home equity pools as compared to $0.1 million and $1.6 million, during the second quarter and first half of 2007, respectively. The $1.6 million provision allocated to these two pools in the first half of 2007 was primarily due to the purchase of the second pool of home equity loans in February 2007, while the $4.6 million recorded in the first half of 2008 related to deterioration in the credit quality of these pools and the decision by CIB Marine to change its procedure to charge-off 100% of the outstanding principal balance of each loan in the pool at the time it becomes 90 days past due.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.8 million and $2.0 million as of June 30, 2008 and December 31, 2007, respectively.

Note 5-Companies Held For Disposal and Discontinued Operations

Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets are comprised of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction	$1,050	$1,183
MSI	716	741
Other (1)	(119)	(73)
Total assets of companies held for disposal	$1,647	$1,851
Liabilities of companies held for disposal:
CIB Construction	$2,231	$2,365
MSI	654	656
Other (1)	1,291	955
Total liabilities of companies held for disposal	$4,176	$3,976

(1) Includes tax exposure liability of sold subsidiary and elimination of intercompany transactions between companies held for disposal and affiliates. See Note 1-Basis of Presentation for further information on the tax exposure liability.

Income or loss from discontinued operations, as shown on the consolidated statement of operations, is comprised of the following:

	Pretax income /(loss) before other income	Income tax expense (benefit)	Other income(1)	Net income/( loss) Net of intercompany transactions
	(Dollars in thousands)
Quarter Ended June 30, 2008
CIB Construction	$—	$—	$—	$—
MSI	(46)	(2)	10	(34)
Other (2)	—	30	—	(30)
Total	$(46)	$28	$10	$(64)
Six Months Ended June 30, 2008
CIB Construction	$—	$(1)	$—	$1
MSI	(49)	(25)	21	(3)
Other (2)	—	61	—	(61)
Total	$(49)	$35	$21	$(63)
Quarter Ended June 30, 2007
CIB Construction	$(25)	$—	$—	$(25)
MSI	(5)	—	16	11
Other (2)	—	(1,230)	—	1,230
Total	$(30)	$(1,230)	$16	$1,216
Six Months Ended June 30, 2007
CIB Construction	$131	$3	$—	$128
MSI	252	131	20	141
Other (2)	—	(1,297)	—	1,297
Total	$383	$(1,163)	$20	$1,566

 (1) Includes elimination of intercompany transactions.
(2) Relates to a tax exposure of a subsidiary sold in 2004. See Note 1 for further information on the tax exposure liability. Additionally, six months ended June 30, 2007 includes a $0.1 million tax benefit related to MICR, Inc.. CIB Marine sold the operations and substantially all the assets of MICR, Inc. in 2005 and in January 2008 dissolved the company.

CIB Construction (includes Canron)

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to this restriction. CIB Marine received an extension from the banking regulators to hold Canron until December 31, 2008. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. Canron filed Articles of Dissolution in December 2006. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. At both June 30, 2008 and December 31, 2007, CIB Construction’s net carrying value of its investment in Canron was zero.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflects estimated liquidation values less costs to sell:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$23
Cash and cash equivalents not at CIB Marine	635	643
Other assets	392	517
Total assets	$1,050	$1,183
Liabilities and stockholder’s equity:
Income tax payable to CIB Marine	$1,204	$1,204
Other income tax payable	—	205
Other liabilities	1,027	956
Total liabilities	2,231	2,365
Stockholder’s equity	(1,181)	(1,182)
Total liabilities and stockholder’s equity	$1,050	$1,183

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

The following table summarizes the composition of MSI’s balance sheet:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$93	$45
Net loans	597	602
Income tax receivable from CIB Marine	18	15
Other income tax receivable	1	71
Other assets	7	8
Total assets	$716	$741
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$604	$612
Other liabilities	50	44
Total liabilities	654	656
Stockholder’s equity	62	85
Total liabilities and stockholder’s equity	$716	$741

Note 6-Assets and Deposits of Branches Held For Sale

In the first quarter of 2008, CIB Marine signed a letter of intent and on April 3, 2008 reached a definitive agreement to sell all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium. On May 13, 2008, CIB Marine entered into an amendment (the “Amendment”) restructuring the terms of the definitive agreement to reduce the amount of the deposit premium and change its composition to a combination of cash and common stock of the parent company of the purchaser. In addition, the Amendment provides that a certain portion of the deposit premium is subject to an earnout provision and is payable to CIB Marine on the first and second year anniversaries of the closing date of the transaction, based upon the amount of acquired deposit balances retained by the purchaser as of each of those dates. The transaction has been approved by the banking regulators of both CIB Marine and the purchaser, and the purchaser has obtained financing commitments that will allow it to have the requisite additional capital called for in the Amendment. The transaction is expected to be completed in the third quarter of 2008. At June 30, 2008, these certain assets, deposits and liabilities of the Florida branches comprise the balance of assets, deposits and liabilities of branches held for sale on the consolidated balance sheet. The assets include $43.0 million in loans, net of a $0.6 million allowance for loan loss and related accrued interest receivable, $2.2 million of property and equipment and $0.6 million of Federal Reserve Bank stock. The liabilities include $91.5 million of deposits and related accrued interest payable and $0.1 million of other liabilities.

During the first half of 2007, CIB Marine’s wholly owned Wisconsin bank subsidiary, Marine Bank, sold the deposits and property and equipment of its Cedarburg, Wisconsin and Brookfield, Wisconsin branches. At the time of the sale, goodwill of $0.7 million was allocated to Cedarburg, and the deposits and net property and equipment of the sold branches were $49.7 million and $0.4 million, respectively. CIB Marine recognized a pretax gain of $1.1 million on the sales, which is included in net gain on sale of assets and deposits.

Note 7-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$12,338	$12,298
Prepaid expenses	934	1,020
Accounts receivable	471	179
Trust preferred securities underwriting fee, net of amortization	1,252	1,280
Investment in trust common securities	3,109	3,022
Other investments	1,296	1,381
Income tax receivable (1)	3,015	2,737
Fair value of derivatives	110	39
Other	10	121
	$22,535	$22,077
Other assets of branches held for sale	(605)	—
	$21,930	$22,077

(1) Includes $1.2 million net tax receivable from companies held for disposal per tax sharing agreements.

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.2 million at both June 30, 2008 and December 31, 2007. Equity loss on these limited partnerships, included in noninterest expense, was $0.1 million during both first halves of 2008 and 2007. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. At both June 30, 2008 and December 31, 2007, CIB Marine’s carrying value of this investment was $0.1 million; the company is in the process of liquidation and to date $0.2 million has been returned to CIB Marine in the form of capital distributions.

As members of the Federal Reserve Bank of Atlanta and the Federal Home Loan Banks of Atlanta and Chicago, certain of CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Reserve Bank of Atlanta stock, Federal Home Loan Bank of Atlanta stock and Federal Home Loan Bank of Chicago (“FHLB Chicago”) stock as required by those institutions.

In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (“C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the first half of 2008 and announced in April 2008 that dividend payments are unlikely through 2008. As of June 30, 2008, CIB Marine had $11.6 million in FHLB Chicago stock, of which $5.6 million was required.

Note 8-Short-term Borrowings

The following table presents information regarding short-term borrowings:

	June 30, 2008		December 31, 2007
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$22,500	1.60%	$16,276	3.17%
Treasury, tax, and loan notes	1,096	1.77	2,240	3.59
Federal Home Loan Bank	100,150	2.65	67,100	3.90
Total short-term borrowings	$123,746	2.45%	$85,616	3.76%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term Federal Home Loan Bank (“FHLB”) borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement with the FHLB, CIB Marine had securities pledged with a fair value of $123.7 million and $103.6 million at June 30, 2008 and December 31, 2007, respectively.

At both June 30, 2008 and December 31, 2007, CIB Marine was not in compliance with certain asset quality, earnings and capital maintenance debt covenants of certain financial standby letters of credit it participated in with other banks. CIB Marine pledged securities to collateralize its obligation for these participated standby letters of credit and entered into forbearance agreements. The fair value of securities pledged to other parties related to these participated standby letters of credit was $3.1 million and $3.3 million at June 30, 2008 and December 31, 2007, respectively.

During the first half of 2008, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities.

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “Written Agreement”). Among other items, the Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt or distributing interest on its trust preferred securities.

Note 9-Long-term Borrowings

FHLB

The following table presents information regarding amounts payable to the FHLB Chicago that are included in the consolidated balance sheets as long-term borrowings:

	June 30, 2008		December 31, 2007		Scheduled
	Balance	Rate	Balance	Rate	Maturity
	(Dollars in thousands)
	$6,000	4.52%	$6,000	4.52%	4/24/09
	3,000	4.49	3,000	4.49	10/26/09
	3,000	4.54	3,000	4.54	10/25/10
Total	$12,000	4.52%	$12,000	4.52%

Junior Subordinated Debentures

The following table presents information regarding CIB Marine’s junior subordinated debentures at both June 30, 2008 and December 31, 2007:

	Balance	Issue Date	Interest Rate	Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%	03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60	09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20	02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable (1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857

(1) Three-month LIBOR + 3.40% adjusted quarterly, which was 6.10% and 8.23% at June 30, 2008 and December 31, 2007, respectively.

CIB Marine formed four statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the borrowings for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Written Agreement, CIB Marine elected to defer all such interest payments subsequent to December 31, 2003. The maximum interest deferral period is five years and CIB Marine will therefore be required to bring the trust preferred securities’ interest payments current in the first quarter of 2009. This obligation is solely a responsibility of the CIB Marine parent company (the “Parent Company”) and not any of its subsidiary banks, and must be paid in cash available solely at the Parent Company. Cash available at the subsidiary banks may only be transferred to the Parent Company with regulatory approval. On July 7, 2008, Marine Bank received a letter from its Wisconsin bank regulator denying Marine Bank’s request to reduce its permanent capital and transfer the cash to the Parent Company. Central Illinois Bank recently filed an application with its Illinois bank regulator seeking a reduction of Central Illinois Bank’s permanent capital. The Illinois bank regulator has not yet acted upon this application and there is no assurance that the application will be approved in whole or in part.

As of June 30, 2008, the Parent Company had $24 million in total cash and cash equivalents. Any use of this cash to pay interest or principal on the trust preferred securities is subject to approval by the Federal Reserve Bank of Chicago. Management is evaluating all options to ensure CIB Marine meets its obligations with respect to the trust preferred securities. To this end, at the direction of the Board of Directors, the Company has engaged an investment banker to assist Management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving the Company. As a result of these efforts, Management is currently engaged in various stages of discussions and negotiations with potential transaction partners regarding the basic terms on which a merger or business combination might be structured. However, unless the structure and terms of a transaction are agreed to and a definitive agreement is negotiated, neither the Company nor any of the potential transaction partners is or will be under any legal obligation to continue these discussions.

At June 30, 2008 and December 31, 2007 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $34.6 million and $30.3 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations.

Note 10-Other Liabilities

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Accounts payable	$139	$117
Accrual for unfunded commitments and standby letters of credit	725	725
Accrued real estate taxes	119	158
Accrued compensation and employee benefits	716	782
Accrued professional fees	93	448
Litigation reserve	3,000	—
Accrued other expenses	458	731
Other liabilities	323	258
	5,573	3,219
Liabilities of branches held for sale	(91)	—
	$5,482	$3,219

Note 11-Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock, and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or charged-off. Such loans outstanding totaled $0.05 million and $0.1 million at June 30, 2008 and December 31, 2007, respectively.

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

At June 30, 2008, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both June 30, 2008 and December 31, 2007, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank of Chicago (“FRB”) in the second quarter of 2004. Among other items, the Written Agreement restricts the payment of cash dividends without prior written consent from the FRB and requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of the subsidiary banks, nonbank subsidiaries and the consolidated organization. Failure to comply with the Written Agreement could have a material adverse effect on CIB Marine and its operations. In addition, at December 31, 2007, Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. This Memorandum was terminated in January 2008, after which none of the CIB Marine subsidiary banks were party to any formal or informal regulatory agreement or order.

Note 12-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(13,970)	$(1,428)	$(16,725)	$(3,657)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	18,333,779	18,333,779	18,333,779	18,333,779
Per share loss:
Basic	$(0.76)	$(0.08)	$(0.91)	$(0.20)
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	$(0.76)	$(0.08)	$(0.91)	$(0.20)

Because CIB Marine had a net loss from continuing operations in each of the quarters and six months ended June 30, 2008 and 2007, options to purchase 1,137,247; 1,183,212; 1,108,329; and 976,558 shares, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of June 30, 2008 and results of operations for the quarter and six months ended June 30, 2008. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

Overview

During the first half of 2008, CIB Marine continued to focus on the comprehensive capital plan outlined in its 2007 Form 10-K. The primary goal of the capital plan is to bring the trust preferred securities interest payments current as soon as possible, prior to the expiration of a deferral period in first quarter of 2009. In addition to the execution of the capital plan, management continued its efforts to improve the efficiency of CIB Marine by focusing on increasing revenue through the addition of commercial bankers in its markets, continuing cost savings initiatives started in 2007, and maintaining a high level of customer service while actively seeking new business opportunities.

One of the options outlined in the capital plan was that CIB Marine had engaged Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”) to assist in evaluating all strategic options, including the sale of CIB Marine. As a result of these efforts, Management is currently engaged in various stages of discussions and negotiations with potential transaction partners regarding the basic terms on which a merger or business combination might be structured. However, unless the structure and terms of a transaction are agreed to and a definitive agreement is negotiated, neither the Company nor any of the potential transaction partners is or will be under any legal obligation to continue these discussions.

CIB Marine’s net loss increased $13.8 million from a net loss of $0.2 million in the second quarter of 2007 to a net loss of $14.0 million in the second quarter of 2008. Loss from continuing operations increased $12.6 million from $1.4 million to $14.0 million for the quarters ended June 30, 2007 and 2008, respectively. The increase in net loss from continuing operations was primarily due to a $9.2 million increase in the provision for loan loss and a $2.6 million increase in noninterest expense, including a $3.0 million reserve for litigation expense. During 2008, CIB Marine continued the wind down of the remaining business affairs of its discontinued operations, namely, MSI and CIB Construction, including its subsidiary, Canron, which is in voluntary liquidation. Net income from discontinued operations decreased $1.3 million during the second quarter of 2008 to a net loss of $0.1 million from net income of $1.2 million during the same period of 2007.

CIB Marine had 25 banking facilities at both June 30, 2008 and December 31, 2007; and 231 full-time equivalent employees at June 30, 2008, compared to 258 at December 31, 2007.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Unaudited Consolidated Financial Data

	At or For the Quarter Ended June 30,		At or For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$14,071	$15,773	$29,872	$31,176
Interest expense	8,712	9,784	18,492	19,635
Net interest income	5,359	5,989	11,380	11,541
Provision for (reversal of) credit losses	8,525	(681)	9,333	13
Net interest income (loss) after provision for credit losses	(3,166)	6,670	2,047	11,528
Noninterest income	457	602	890	2,397
Noninterest expense	11,259	8,700	19,616	17,579
Loss from continuing operations before income taxes	(13,968)	(1,428)	(16,679)	(3,654)
Income tax expense	2	—	46	3
Net loss from continuing operations	(13,970)	(1,428)	(16,725)	(3,657)
Discontinued operations:
Pretax income (loss) from discontinued operations	(36)	(14)	(28)	403
Income tax expense (benefit)	28	(1,230)	35	(1,163)
Net income (loss) from discontinued operations	(64)	1,216	(63)	1,566
Net loss	$(14,034)	$(212)	$(16,788)	$(2,091)
Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.76)	$(0.08)	$(0.91)	$(0.20)
Discontinued operations	(0.01)	0.07	(0.01)	0.09
Net loss	$(0.77)	$(0.01)	$(0.92)	$(0.11)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.76)	$(0.08)	$(0.91)	$(0.20)
Discontinued operations	(0.01)	0.07	(0.01)	0.09
Net loss	$(0.77)	$(0.01)	$(0.92)	$(0.11)
Dividends	—	—	—	—
Book value per share	$2.17	$3.62	$2.17	$3.62
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets excluding assets of companies held for disposal and branches held for sale	$998,012	$928,112	$998,012	$928,112
Total assets of branches held for sale and companies held for disposal	47,462	2,863	47,462	2,863
Loans excluding loans of branches held for sale and companies held for disposal	598,655	588,323	598,655	588,323
Loans of branches held for sale and companies held for disposal	44,082	635	44,082	635
Allowance for loan losses (1)	(22,010)	(21,019)	(22,010)	(21,019)
Securities	315,629	277,906	315,629	277,906
Deposits excluding deposits of branches held for sale	669,758	737,872	669,758	737,872
Deposits of branches held for sale	91,327	—	91,327	—
Borrowings, including junior subordinated debentures	197,603	89,935	197,603	89,935
Stockholders’ equity	39,805	66,374	39,805	66,374
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2)	2.10%	2.59%	2.22%	2.47%
Net interest spread (3)	1.54	1.73	1.61	1.64
Noninterest income to average assets (4)	0.18	0.25	0.17	0.50
Noninterest expense to average assets	4.34	3.66	3.76	3.65
Efficiency ratio (5)	193.59	132.00	159.87	126.12
Loss on average assets (6)	(5.39)	(0.60)	(3.21)	(0.76)
Loss on average equity (7)	(106.50)	(8.14)	(58.06)	(10.41)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (9)	4.39%	3.45%	4.39%	3.45%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (9)	2.77	2.19	2.77	2.19
Allowance for loan losses to total loans (9)	3.68	3.57	3.68	3.57
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (9)	83.76	103.71	83.76	103.71
Net charge-offs (recoveries) annualized to average loans	4.37	0.12	2.42	(0.04)
Capital ratios:
Total equity to total assets (9)	3.99%	7.15%	3.99%	7.15%
Total risk-based capital ratio	14.59	19.41	14.59	19.41
Tier 1 risk-based capital ratio	7.23	12.88	7.23	12.88
Leverage capital ratio	5.33	9.72	5.33	9.72
Other data:
Number of employees (full-time equivalent)(8)	231	268	231	268
Number of banking facilities	25	26	25	26
____________
(1) Excludes $0.6 million allowance for loan losses included in assets of branches held for sale.
(2) Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, the 2008 and 2007 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.11% and 2.61% for the quarter and 2.23% and 2.52% for the six months ended June 30, 2008 and 2007, respectively.
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

(6) Loss on average assets is annualized net loss divided by average total assets.
(7) Loss on average equity is annualized net loss divided by average common equity.
(8) Does not include employees of Canron, a manufacturing company held for disposal. This company had two full-time equivalent employees in both 2008 and 2007.
(9) Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

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
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$334,113	$4,200	5.03%	$277,040	$3,362	4.85%
Tax-exempt (2)	912	12	5.26	1,630	20	4.91
Total securities	335,025	4,212	5.03	278,670	3,382	4.85
Loans held for sale	80	1	5.03	93	2	8.63
Loans (3)(4)(5):
Commercial	78,288	1,141	5.86	58,531	1,100	7.54
Commercial real estate(6)	424,988	6,263	5.93	415,267	8,060	7.79
Consumer	129,129	2,084	6.49	117,929	2,471	8.40
Total loans	632,405	9,488	6.03	591,727	11,631	7.88
Federal funds sold	54,541	370	2.73	57,493	758	5.29
Total interest-earning assets	1,022,051	14,071	5.53	927,983	15,773	6.81
Noninterest-earning assets
Cash and due from banks	16,281			16,213
Premises and equipment(5)	8,559			10,433
Allowance for loan losses(5)	(20,171)			(21,059)
Receivables from sale of stock	(51)			(121)
Accrued interest receivable and other assets(5)	15,766			20,306
Total noninterest-earning assets	20,384			25,772
Total assets	$1,042,435			$953,755

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$39,283	$69	0.71%	$36,988	$92	1.00%
Money market	155,621	825	2.13	172,749	1,805	4.19
Other savings deposits	14,559	32	0.88	15,645	39	1.00
Time deposits (6)	480,673	4,901	4.10	463,720	5,487	4.75
Total interest-bearing deposits(5)	690,136	5,827	3.40	689,102	7,423	4.32
Borrowings-short-term	113,158	607	2.16	20,767	242	4.67
Borrowings-long-term	12,000	137	4.59	—	—	—
Junior subordinated debentures	61,857	2,141	13.84	61,857	2,119	13.70
Total borrowed funds	187,015	2,885	6.18	82,624	2,361	11.43
Total interest-bearing liabilities	877,151	8,712	3.99	771,726	9,784	5.08
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(5)	71,923			77,183
Accrued interest and other liabilities(5)	40,605			34,509
Total noninterest-bearing liabilities	112,528			111,692
Total liabilities	989,679			883,418
Stockholders’ equity	52,756			70,337
Total liabilities and stockholders’ equity	$1,042,435			$953,755
Net interest income and net interest spread (2)(7)		$5,359	1.54%		$5,989	1.73%
Net interest-earning assets	$144,900			$156,257
Net interest margin (2)(8)			2.10%			2.59%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.20

(1)	FHLB stock and Federal Reserve Bank stock are included in average balance and yields.

(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, 2008 and 2007 are not presented on a tax-equivalent basis. If 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.11% and 2.61%, respectively.

(3)	Loan balance totals include nonaccrual loans.
(4)	Interest earned on loans includes amortized loan fees of $0.1 million and $0.2 million for quarters ended June 30, 2008 and 2007, respectively.
(5)	Includes assets and liabilities of branches held for sale or sold during 2008 and 2007.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$334,613	$8,357	5.00%	$304,830	$7,486	4.91%
Tax-exempt (2)	988	26	5.26	1,697	42	4.95
Total securities	335,601	8,383	5.00	306,527	7,528	4.91
Loans held for sale	90	4	8.94	68	2	5.93
Loans (3)(4)(5):
Commercial	75,959	2,303	6.10	55,813	2,041	7.37
Commercial real estate(6)	412,096	14,009	6.84	412,000	15,593	7.63
Consumer	127,737	4,279	6.74	101,990	4,229	8.36
Total loans	615,792	20,591	6.72	569,803	21,863	7.74
Federal funds sold	77,557	894	2.32	65,212	1,783	5.51
Total interest-earning assets	1,029,040	29,872	5.83	941,610	31,176	6.66
Noninterest-earning assets
Cash and due from banks	15,729			18,413
Premises and equipment(5)	8,711			10,770
Allowance for loan losses(5)	(20,455)			(21,089)
Receivables from the sale of stock	(86)			(133)
Accrued interest receivable and other assets(5)	16,263			21,021
Total noninterest-earning assets	20,162			28,982
Total assets	$1,049,202			$970,592
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$38,774	$151	0.78%	$37,084	$179	0.97%
Money market	159,220	2,054	2.59	174,613	3,574	4.13
Other savings deposits	14,503	66	0.92	16,080	79	0.99
Time deposits (6)	470,695	10,222	4.37	472,100	11,018	4.71
Total interest-bearing deposits(5)	683,192	12,493	3.68	699,877	14,850	4.28
Borrowings-short-term	122,329	1,357	2.23	25,041	601	4.84
Borrowings-long-term	12,000	274	4.59	552	14	5.11
Junior subordinated debentures	61,857	4,368	14.12	61,857	4,170	13.48
Total borrowed funds	196,186	5,999	6.12	87,450	4,785	10.96
Total interest-bearing liabilities	879,378	18,492	4.22	787,327	19,635	5.02
Noninterest-bearing liabilities
Noninterest-bearing demand deposits(5)	72,482			78,333
Accrued interest and other liabilities(5)	39,413			34,123
Total noninterest-bearing liabilities	111,895			112,456
Total liabilities	991,273			899,783
Stockholders’ equity	57,929			70,809
Total liabilities and stockholders’ equity	$1,049,202			$970,592
Net interest income and net interest spread (2)(7)		$11,380	1.61%		$11,541	1.64%
Net interest-earning assets	$149,662			$154,283
Net interest margin (2)(8)			2.22%			2.47%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.20
____________
(1)	FHLB stock and Federal Reserve Bank stock are included in average balance and yields.
(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, 2008 and 2007 are not presented on a tax-equivalent basis. If 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.23% and 2.52%, respectively.

(3)	Loan balance totals include nonaccrual loans.
(4)	Interest earned on loans includes amortized loan fees of $0.2 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

(5)	Includes assets and liabilities of branches held for sale or sold during 2008 and 2007.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $0.6 million and $0.2 million for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007. The decrease in net interest income was primarily driven by assets repricing faster than liabilities in a declining rate environment. The ratio of average interest-earning assets to average interest-bearing liabilities decreased slightly from 1.20 for both the three and six month periods ended June 30, 2007 to 1.17 for the comparable periods of 2008.

Total interest income decreased $1.7 million, or 10.8%, from $15.8 million for the three month period ended June 30, 2007 to $14.1 million for the comparable period in 2008. The decrease was primarily caused by a 128 basis point decrease in the average yield of interest-earning assets during a falling rate environment, partially offset by a $94.1 million, or 10.1% increase in the average balance of interest-earning assets. The decrease in average yield on interest-earning assets was primarily due to a decrease of $2.1 million in interest income on loans which represented a 185 basis point decrease in the average yield on such assets. The decrease was partially offset by an increase of $40.7 million in higher average loan balances. The decrease in loan interest income was partially offset by a $0.8 million increase in interest income on securities. The increase in interest income on securities was primarily due to a $56.4 million increase in average balances along with slightly increased yields. The increase in the investment portfolio average balances was due to the investment of excess borrowings of CIB Marine.

Total interest income decreased $1.3 million, or 4.2%, from $31.2 million for the six month period ended June 30, 2007 to $29.9 million for the six month period ended June 30, 2008. The decrease was the result of an 83 basis point decrease in the average yield on interest-earning assets, partially offset by an $87.4 million, or a 9.3%, increase in average interest-earning assets. The largest decrease in average yield on interest-earning assets resulted from interest income on loans, which decreased $1.3 million, or 5.8%, due mainly to a falling rate environment. The decrease in loan interest income was partially offset by a $0.9 million increase in interest income on securities. The increase in interest income on securities was primarily due to an increase in average balances along with slightly higher yields. The increase in the investment portfolio average balances was due to the investment of excess borrowings at CIB Marine.

Total interest expense decreased $1.1 million from $9.8 million in the second quarter of 2007 to $8.7 million in the second quarter of 2008. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $1.6 million in the second quarter of 2008 as compared to the same period in 2007. The decrease in interest expense on deposits was driven by a 92 basis point decrease in the average yield on such liabilities caused primarily by reduced rates on money market instruments. Additionally interest expense on borrowings increased $0.5 million during the same period primarily due to increases in average balances and the compounding effect of interest payment deferrals on junior subordinated debentures, offset partially by a reduced rate environment. Beginning in 2004, CIB Marine elected to defer all interest payments due on its junior subordinated debentures. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. In addition, the total average earning assets have decreased making the interest expense burden of the debentures even greater.

Total interest expense decreased $1.1 million from $19.6 million for the six month period ended June 30, 2007 to $18.5 million for the respective period ended June 30, 2008. The decrease was the result of an 80 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $92.1 million, or an 11.7%, increase in average balances. Interest expense on deposits decreased $2.4 million resulting from a 60 basis point decrease in the average cost during a falling rate environment. Additionally, interest expense on borrowings increased $1.2 million primarily due to increased levels of short-term borrowings and the compounding effect of interest payment deferrals on junior subordinated debentures partially offset by a declining rate environment.

CIB Marine’s net interest rate spread was 1.54% and 1.73% for the three month periods ended June 30, 2008 and June 30, 2007, respectively. The net interest rate spread decreased 3 basis points from 1.64% for the six month period ended June 30, 2007 to 1.61% for the six month period ended June 30, 2008. The decrease for the six months ended June 30, 2008 was primarily due to the yield on average earning assets declining faster than the average cost of interest-bearing liabilities. The decline in yields on average earning assets was due primarily to reduced yields on the company’s loan portfolio. The net interest margin decreased 49 basis points from 2.59% for the three month period ended June 30, 2007 to 2.10% for the respective period in 2008 and decreased by 25 basis points from 2.47% for the six month period ended June 30, 2007 to 2.22% for the respective period ended June 30, 2008. The net interest margin widened by more than the interest spread in both the second quarter and first half of 2008 as compared to the same periods in 2007. The difference between the changes in the net interest margins compared to the changes in the net interest spread is partially due to the decrease in yields of assets funded by noninterest-bearing liabilities and capital.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007 (3)				Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 (3)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$714	$124	$838	24.93%	$742	$129	$871	11.64%
Securities-tax-exempt(1)	(10)	2	(8)	(40.00)	(19)	3	(16)	(38.10)
Total securities (2)	704	126	830	24.54	723	132	855	11.36
Loans held for sale	(1)	—	(1)	(50.00)	2	—	2	100.00
Commercial	319	(278)	41	3.73	658	(396)	262	12.84
Commercial real estate	183	(1,980)	(1,797)	(22.30)	4	(1,588)	(1,584)	(10.16)
Consumer	218	(605)	(387)	(15.66)	962	(912)	50	1.18
Total loans (including fees)	720	(2,863)	(2,143)	(18.42)	1,624	(2,896)	(1,272)	(5.82)
Federal funds sold	(37)	(351)	(388)	(51.19)	292	(1,181)	(889)	(49.86)
Total interest income (1)	1,386	(3,088)	(1,702)	(10.79)	2,641	(3,945)	(1,304)	(4.18)
Interest Expense
Interest-bearing demand deposits	6	(29)	(23)	(25.00)	8	(36)	(28)	(15.64)
Money market	(165)	(815)	(980)	(54.29)	(292)	(1,228)	(1,520)	(42.53)
Other savings deposits	(3)	(4)	(7)	(17.95)	(8)	(5)	(13)	(16.46)
Time deposits	192	(778)	(586)	(10.68)	(32)	(764)	(796)	(7.22)
Total deposits	30	(1,626)	(1,596)	(21.50)	(324)	(2,033)	(2,357)	(15.87)
Borrowings-short-term	558	(193)	365	150.83	1,236	(480)	756	125.79
Borrowings-long-term	137	—	137	—	260	—	260	1,857.14
Junior subordinated debentures	—	22	22	1.04	—	198	198	4.75
Total borrowed funds	695	(171)	524	22.19	1,496	(282)	1,214	25.37
Total interest expense	725	(1,797)	(1,072)	(10.96)	1,172	(2,315)	(1,143)	(5.82)
Net interest income (1)	$661	$(1,291)	$(630)	(10.52)	$1,469	$(1,630)	$(161)	(1.40)
____________
(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, 2008 and 2007 are not presented on a tax-equivalent basis.

(2)	FHLB stock and Federal Reserve Bank stock are included in average balance and yields.
(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was a $8.5 million charge in the second quarter of 2008 compared to a negative $0.7 million in the second quarter of 2007. For the six months ended June 30, 2008, the provision for credit losses was $9.3 million, compared to a nominal provision during the same period of 2007. The change in the provision was primarily due to $7.4 million of net charge-offs during the first half of 2008 compared to $0.1 million of net recoveries during the same period of 2007, and by increased growth in the combined total of commercial, commercial real estate and commercial real construction loans during the first half of 2008 compared to 2007. During the first half of 2008, the combined growth of these types of loans was $46.5 million compared to $18.8 million during the same period of 2007. During the second quarter and first half of 2008, the provision for credit losses included approximately $3.5 million and $4.6 million, respectively, related to the purchased home equity pools as compared to $0.1 million and $1.6 million, during the second quarter and first half of 2007, respectively. The $1.6 million provision allocated to these two pools in the first half of 2007 was primarily due to the purchase of the second pool of home equity loans in February 2007, while the $4.6 million recorded in the first half of 2008 related to deterioration in the credit quality of these pools and the decision by CIB Marine to change its procedure to charge-off 100% of the outstanding principal balance of each loan in the pool at the time it becomes 90 days past due. See the allowance for loan losses discussion for further information on the credit quality of these two purchased home equity pools.

The negative $0.7 million provision for loan losses in the second quarter of 2007 resulted mainly from a reduction in impaired loans and a reduction in the provision related to higher risk loans.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Loan fees	$34	$197	$67	$246
Deposit service charges	274	229	513	475
Other service fees	30	41	73	96
Other income	103	59	206	109
Gain on sale of assets and deposits	16	76	31	1,471
	$457	$602	$890	$2,397

Noninterest income decreased $0.1 million, from $0.6 million for the quarter ended June 30, 2007 to $0.5 million for the comparable period in 2008, primarily due to decreases of $0.2 million in loan fees and $0.1 million in gain on sale of assets and deposits, offset by increases in deposit service charges and other income.

Noninterest income was $0.9 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was mainly due to a $1.1 million gain recognized on the sale of assets and deposits during the first half of 2007 by CIB Marine’s subsidiary bank, Marine Bank, on its Cedarburg and Brookfield branches. No branches were sold in 2008.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Compensation and employee benefits	$4,036	$5,004	$8,814	$10,120
Equipment	565	798	1,126	1,619
Occupancy and premises	724	849	1,454	1,660
Professional services	1,070	672	1,738	1,405

Other expense:
Payroll and other processing charges	18	22	42	42
Correspondent bank charges	70	55	122	104
Advertising/marketing	184	164	287	332
Communications	227	195	457	475
Data processing	285	—	582	—
Supplies and printing	59	70	118	151
Shipping and handling	101	105	199	233
Collection expense	1	(2)	11	9
FDIC and state assessment	174	68	352	150
Recording and filing fees	59	77	107	102
Foreclosed property	244	3	262	—
Litigation reserve	3,000	—	3,000	63
Other expense	442	620	945	1,114
Total other expense	4,864	1,377	6,484	2,775
Total noninterest expense	$11,259	$8,700	$19,616	$17,579

Total noninterest expense increased $2.6 million, or 29.4%, from $8.7 million for the second quarter of 2007 to $11.3 million for the second quarter of 2008. The net increase was primarily a result of the following:

•
Compensation and employee benefits expense decreased $1.0 million, or 19.3%, from $5.0 million for the second quarter of 2007, to $4.0 million for the second quarter of 2008. The decrease was primarily due to the sale and closure of certain bank branches during the first half of 2007. The total number of full-time equivalent employees of companies included in continuing operations decreased from 268 at June 30, 2007 to 231 at June 30, 2008.

•
Equipment and occupancy expense together decreased $0.4 million, or 21.7%, during the second quarter of 2008 compared the second quarter of 2007 primarily due to the sale and closure of certain bank branches during the first half of 2007.

•	Professional services increased $0.4 million, or 59.2%, during the second quarter of 2008 compared to the same period in 2007, primarily due to increased accounting and legal fees.
•
Data processing increased $0.3 million during the second quarter of 2008 compared to the second quarter of 2007. During the fourth quarter of 2007 CIB Marine began outsourcing its data processing, which was previously performed in house.

•
Foreclosed property expense increased $0.2 million during the second quarter of 2008 compared to the same period in 2007 mainly due to two commercial properties that were foreclosed upon related to one borrowing relationship located in Illinois. The properties were acquired in the third quarter of 2007.

•
Litigation reserve was $3.0 million for the second quarter of 2008 compared to zero for the second quarter of 2007. The settlement reserve is related to the Lewis litigation. See Item 3-Legal Proceedings in Part I of the Company’s 2007 Form 10-K for further information regarding this litigation.

Total noninterest expense increased $2.0 million, or 11.6%, from $17.6 million for the six months ended June 30, 2007 to $19.6 million for the six months ended June 30, 2008. The net increase was primarily the result of the following:

•
Compensation and employee benefits expense decreased $1.3 million, or 12.9%, from $10.1 million for the six months ended June 30, 2007, to $8.8 million for the six months ended June 30, 2008. The decrease was primarily due to the sale and closure of certain bank branches during the first half of 2007. The total number of full-time equivalent employees of companies included in continuing operations decreased from 268 at June 30, 2007 to 231 at June 30, 2008.

•
Equipment and occupancy expense together decreased $0.7 million, or 21.3%, during the first half of 2008 compared the first half of 2007 primarily due to the sale and closure of certain bank branches during the first half of 2007.

•	Professional services increased $0.3 million, or 23.7%, during the first half of 2008 compared to the same period in 2007, primarily due to increased accounting and legal fees.
•
Data processing increased $0.6 million during the second half of 2008 compared to the first half of 2007. During the fourth quarter of 2007 CIB Marine began outsourcing its data processing, which was previously performed in house.

•
Foreclosed property expense increased $0.3 million during the first half of 2008 compared to the same period in 2007 mainly due to two commercial properties that were foreclosed upon related to one borrowing relationship located in Illinois. The properties were acquired in the third quarter of 2007.

•
Litigation reserve was $3.0 million for the first half of 2008 compared to $0.1 million for the first half of 2007. The settlement reserve is related to the Lewis litigation. See Item 3-Legal Proceedings in Part I of the Company’s 2007 Form 10-K for further information regarding this litigation.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2008 and 2007 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not “more likely than not.” The continuing operations income tax expense for both the first quarters of 2008 and 2007 consisted primarily of the allocation of taxes in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns. The net income tax expense on discontinued operations also includes interest and penalty expense on a tax exposure related to a sold subsidiary. Additionally, the quarter and six months ended June 30, 2007 also includes a reversal of a portion of the tax exposure liability due to the expiration of the statute of limitations on that portion of tax liability. See Note 1-Basis of Presentation to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Financial Condition

Overview

In the first quarter of 2008, CIB Marine signed a letter of intent and on April 3, 2008 reached a definitive agreement to sell all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium. On May 13, 2008, CIB Marine entered into an amendment (the “Amendment”) restructuring the terms of the definitive agreement to reduce the amount of the deposit premium and change its composition to a combination of cash and common stock of the parent company of the purchaser. In addition, the Amendment provides that a certain portion of the deposit premium is subject to an earnout provision and is payable to CIB Marine on the first and second year anniversaries of the closing date of the transaction, based upon the amount of acquired deposit balances retained by the purchaser as of each of those dates. All applicable regulatory authorities have approved the transaction. The parties expect the closing of the transaction to occur on August 15, 2008. At June 30, 2008, these certain assets and deposits of the Florida branches comprise the balance of assets and deposits of branches held for sale on the consolidated balance sheet. The assets include $43.0 million in net loans and related accrued interest receivable, $2.2 million of property and equipment and $0.6 million of Federal Reserve Bank stock. The liabilities include $91.5 million of deposits and related accrued interest payable and $0.1 million of other liabilities. See the capital plan discussion for further information.

Securities

Total securities at June 30, 2008 were $315.6 million, a decrease of $0.7 million, or 0.2%, from $316.3 million at December 31, 2007. The ratio of total securities to total assets was 30.2% at June 30, 2008, compared to 31.5% at December 31, 2007.

The net unrealized loss on available for sale securities was $2.5 million at June 30, 2008, compared to a net unrealized gain of $1.4 million at December 31, 2007. The increase in the net unrealized loss occurred mainly in other notes and bonds and mortgage backed securities, resulting from the declining rate environment.

Temporary Impairment of Investment Securities

Other Notes and Bonds. CIB Marine holds $7.3 million of other notes and bonds comprised primarily of $0.4 million of State of Israel bonds and $6.9 million in debt obligations collateralized by diversified pools of bank trust preferred securities, insurance company debt and, for one such security, debt extended to real estate investment trusts. To date, there have been no credit rating downgrades; however, recently both Standard and Poor’s and Moody’s have placed their ratings on many U.S. trust preferred collateralized debt obligations on negative credit watch. Given the stresses in financial markets, the market prices of these securities have declined appreciably. However, given the level of subordinated securities that take losses and deferrals of payments ahead of CIB Marine’s holdings relative to the current condition of the underlying assets, CIB Marine does not expect its future cash flows from the securities to be adversely affected to the extent it does not have other than temporary impairment at this time. CIB Marine’s investments in trust preferred collateralized debt obligations include $4.0 million par value bonds with credit ratings of Aaa/AAA by Moody’s and Standard and Poor’s, respectively, and that have an amortized cost of $3.9 million and a fair value of $3.3 million; $4.0 million par value bonds with credit ratings of Aa2 by Moody’s and that have an amortized cost of $4.0 million and a fair value of $3.1 million; and a bond with a par value of $0.8 million with a credit rating of A3 by Moody’s and that has an amortized cost of $0.8 million and a fair value of $0.5 million. CIB Marine has the ability and intent to hold the investments until expected recoveries of their respective fair value, which may be at maturity, and as a result it does not consider the investments in other notes and bonds with an unrealized loss to be other-than-temporarily impaired at June 30, 2008.

Private Issue Mortgage-Backed Securities. The unrealized losses in the Company’s investments in private issuer mortgage-backed securities were primarily caused by a widening of credit spreads for residential mortgage assets and a general lack of liquidity in the market place due to current financial stresses. This has impacted the market prices to varying degrees for its respective security holdings based upon the relative credit quality and issuer of each security. The widening of credit spreads is an indication of a higher level of credit risk given the conditions in the housing markets, the housing finance markets and the general economy. All of CIB Marine’s $101.3 million fair value of private issue MBS holdings are performing with respect to the timely receipt of full payments due to CIB Marine and they are all rated AAA investment grade by at least two of the nationally recognized statistical rating agencies. The predominant form of underlying collateral in the private issuer MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgage size. The weighted average origination loan to value of the underlying mortgage loan assets in CIB Marine’s securities is approximately 61% with approximately 0.4% of the balances in loans with an origination loan to value of over 90% and the range in CIB Marine’s securities’ average origination loan to values is 39% to 74%. The weighted average credit score at origination for the borrowers of the mortgage loans in CIB Marine’s securities is greater than 730 with a range in its securities’ average credit scores at origination of approximately 703 to 751. In addition, the total of loans 60-89 days past due, greater than 90 days past due, loans in foreclosure and other real estate owned relative to the total mortgage loan assets in CIB Marine’s securities is approximately 1.9%. In addition, all of CIB Marine’s private issue MBS holdings are structured so there are subordinated securities owned by others that were issued to take credit losses should there be any, before CIB Marine’s holdings begin to share in any credit losses. In management’s assessment, the level of subordinated securities owned by others is sufficient to cover expected losses in the mortgage loans themselves so that CIB Marine does not expect any credit losses in these securities. CIB Marine has the ability and intent to hold the investments until expected recoveries of their respective fair value, which may be at maturity, and as a result it does not consider the investments in the private issuer MBS with unrealized losses to be other-than-temporarily impaired at June 30, 2008. CIB Marine does recognize a higher than normal risk for a potential further deterioration in the market prices and credit quality of private issuer MBS and for conditions to worsen to the extent that untimely and less than full payments or credit losses could occur at some point in the future.

Loans

Loans, net of the allowance for loan losses totaled $576.6 million at June 30, 2008 compared to $574.6 million at December 31, 2007. The decrease was mainly due to a $42.9 million transfer of net loans to assets of branches held for sale. Including the loans transferred to assets of branches held for sale, loans, net of the allowance, increased $44.9 million from $574.6 million, or 57.1% of total assets, at December 31, 2007 to $619.5 million, or 59.3% of total assets at June 30, 2008. This increase was mainly due to a $48.3 million increase in commercial real estate loans.

Credit Concentrations

At June 30, 2008, CIB Marine had twelve secured borrowing relationships with a borrower or a related group of borrowers with total outstanding commitments that exceeded 25% of stockholders’ equity compared to one such relationship at December 31, 2007. The increase in the number of concentrations is largely due to a decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. At June 30, 2008, the total outstanding commitments on these relationships, including lines of credit not fully drawn upon, ranged from 25% to 54% of equity and from 1.7% to 3.7% of total loans. The principal drawn and outstanding on these relationships ranged from $4.0 million to $14.8 million. At December 31, 2007 the one relationship, including lines of credit not fully drawn upon, was 36.9% of equity and 3.7% of total loans and the principal drawn and outstanding was $6.9 million.

As shown in the following table, at June 30, 2008 and December 31, 2007, CIB Marine had credit relationships within seven and five industries or industry groups, respectively, with outstanding loan balances exceeding 25% of its stockholders’ equity. The increase is largely due to a decrease in stockholders’ equity, which resulted in a lower threshold:

	June 30, 2008			December 31, 2007
INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$193.0	32%	485%	$174.6	29%	290%
Residential Real Estate Developers	137.0	23	344	139.4	23	231
Health Care Facilities	26.2	4	66	29.7	5	49
Motel and Hotel	19.4	3	49	20.8	4	35
Nursing/Convalescent Home	17.8	3	45	18.5	3	31
Retail Trade	13.5	2	34	13.3	2	22
Finance and Insurance	10.4	2	26	6.5	1	11

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At June 30, 2008 the allowance for loan losses was $22.0 million, or 3.7%, of total loans, compared to $20.7 million, or 3.5%, of total loans, at December 31, 2007. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the second quarter of 2008 were $7.2 million, while recoveries were $0.3 million, compared to $0.5 million and $0.3 million, respectively, for the same period of 2007. Total charge-offs for the six months ended June 30, 2008 and 2007 were $8.7 million and $1.3 million, respectively, while total recoveries were $1.3 million and $1.4 million, respectively.

Beginning in the third quarter of 2007, the quality of the two home equity pools purchased in June 2006 and February 2007 deteriorated significantly in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets. During the first half of 2008, CIB Marine charged-off $7.1 million and recovered $0.3 million related to these two home equity pools. At June 30, 2008 and December 31, 2007, the balance of these two home equity pools was $60.2 million and $73.0 million, the amount of loans past due 30 to 89 days and still accruing interest was $1.7 million and $1.5 million and the loss reserves allocated to these two pools totaled $3.0 million and $5.3 million, respectively. The loss reserves allocated declined by $2.3 million due to the decline in balances resulting from principal payments received and charge-offs. Due to the sustained decline in housing markets and adverse conditions for housing finance, CIB Marine changed its practices in the second quarter of 2008 to charge-off 100% of the outstanding principal of each loan in the home equity pools when it becomes 90 days past due. This change accelerated charge-offs at a higher amount than otherwise would have been reported; and as a result the chance of higher future recoveries has increased as well.

The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 83.8% at June 30, 2008 compared to 109.4% at December 31, 2007. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$20,993	$21,873	$20,706	$20,906
Loans charged-off
Commercial	(272)	(10)	(272)	(756)
Commercial real estate	(886)	—	(886)	—
Commercial real estate construction	(8)	—	(8)	—
Residential real estate	(142)	(141)	(142)	(141)
Home equity	(5,870)	(347)	(7,340)	(440)
Consumer	(2)	(5)	(56)	(9)
Total loans charged-off	(7,180)	(503)	(8,704)	(1,346)
Recoveries of loans charged-off
Commercial	2	21	5	626
Commercial real estate	68	217	991	217
Commercial real estate construction	—	22	—	531
Residential real estate	10	6	37	6
Home equity	221	62	263	62
Consumer	1	2	9	4
Total loan recoveries	302	330	1,305	1,446
Net loans (charged-off)/recovered	(6,878)	(173)	(7,399)	100
Provision for (reversal of) loan losses	8,525	(681)	9,333	13
Ending balance	22,640	21,019	22,640	21,019
Allowance for loan losses transferred to assets of branches held for sale	(630)	—	(630)	—
Net allowance for loan losses	$22,010	$21,019	$22,010	$21,019
Total loans:
Total company	$642,737	$588,958	$642,737	$588,958
Loans in assets of branches held for sale and companies held for disposal	(44,082)	(635)	(44,082)	(635)
Total loans per consolidated balance sheet	$598,655	$588,323	$598,655	$588,323
Average total loans	632,405	591,727	615,792	569,803
Ratios
Allowance for loan losses to total loans (1)	3.68%	3.57%	3.68%	3.57%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	83.76	103.71	83.76	103.71
Net charge-offs (recoveries) annualized to average total loans:
Commercial	1.39	(0.08)	0.71	0.47
Commercial real estate and commercial real estate construction	0.78	(0.23)	(0.05)	(0.37)
Residential real estate, home equity and consumer	18.01	1.44	11.38	1.02
Total loans	4.37	0.12	2.42	(0.04)
Ratio of recoveries to loans charged-off	4.21	65.61	14.99	107.43

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

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing and related asset quality ratios:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$2,100	$1,855	$2,608
Commercial real estate	1,289	2,814	14,934
Commercial real estate construction	17,562	11,378	150
Residential real estate	275	393	520
Home equity	—	2,416	635
Consumer	9	10	—
Total nonaccrual loans	21,235	18,866	18,847
Foreclosed properties	1,392	1,344	100
Restructured loans	—	—	—
Total nonperforming assets	$22,627	$20,210	$18,947
Loans 90 Days or More Past Due and Still Accruing
Commercial	$—	$19	$—
Commercial real estate	4,951	—	1,369
Commercial real estate construction	—	—	52
Residential real estate	90	47	—
Home equity	—	—	—
Consumer	—	—	—
Total Loans 90 day or more past due and still accruing	$5,041	$66	$1,421
Allowance for loans losses	$22,640	$20,706	$21,019
Allowance for loan losses transferred to assets of branches held for sale	(630)	—	—
Net allowance for loan losses	$22,010	$20,706	$21,019
Total loans:
Total company	$642,737	$595,861	$588,958
Loans in assets of branches held for sale and companies held for disposal	(44,082)	(602)	(635)
Total loans per consolidated balance sheet	$598,655	$595,259	$588,323
Total assets:
Total company	$1,045,474	$1,005,787	$930,975
Assets of branches held for sale and companies held for disposal	(47,474)	(1,851)	(2,863)
Net	$998,000	$1,003,936	$928,112
Ratios:
Nonaccrual loans to total loans (1)	3.55%	3.17%	3.20%
Foreclosed properties to total assets (1)	0.14	0.13	0.01
Nonperforming assets to total assets (1)	2.27	2.01	2.04
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (1)	4.39	3.18	3.45
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (1)	2.77	2.02	2.19

(1) Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

Nonaccrual loans increased $2.3 million from $18.9 million at December 31, 2007 to $21.2 million at June 30, 2008. The increase was the result of loans totaling $7.9 million being added to nonaccrual, offset by $2.2 million in payments and $3.3 million of charge-offs during the first half of 2008. The ratio of nonaccrual loans to total loans was 3.55% at June 30, 2008 compared to 3.17% at December 31, 2007.

At June 30, 2008, CIB Marine had five borrowing relationships (loans to one borrower or a group of borrowers) with nonaccrual loan balances in excess of $1.0 million. These five relationships accounted for $17.2 million, or 81.2%, of nonaccrual loans as of June 30, 2008 and consisted of the following:

•
Commercial real estate loan in the amount of $6.3 million to a borrower secured by land for commercial and residential development. As of June 30, 2008, specific reserves of $3.4 million were allocated to this borrowing relationship

•
Commercial real estate construction loan in the amount of $3.7 million to a borrower secured by partially developed land. As of June 30, 2008, specific reserves of $1.6 million were allocated to this borrowing relationship.

•
Commercial real estate loan in the amount of $3.2 million to a borrower secured by a first mortgage on a residential and commercial property. As of June 30, 2008, $0.9 million of specific reserves were allocated to this relationship and no charge-offs have been taken. Additionally, at June 30, 2008, CIB Marine had an investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities related to this commercial real estate borrowing relationship. During 2007, CIB Marine deemed its investment was fully impaired and at June 30, 2008 CIB Marine’s carrying value of this investment was zero.

•
Commercial real estate loan in the amount of $2.3 million to a borrower secured by a first mortgage on a residential land development. As of June 30, 2008 no specific reserves were allocated to this borrowing relationship.

•
Commercial real estate construction loan in the amount of $1.9 million to a borrower secured by partially developed land. As of June 30, 2008, specific reserves of $0.3 million were allocated to this borrowing relationship.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

Foreclosed properties were $1.4 million and consisted of seven properties at June 30, 2008 compared to $1.3 million and six properties at December 31, 2007. All foreclosed properties were held for sale. Two commercial foreclosed properties accounted for $1.1 million of the balance at both June 30, 2008 and December 31, 2007. These two properties relate to one borrowing relationship located in Illinois. The properties were acquired in 2007 through deeds in lieu of foreclosure.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. While CIB Marine believes the value of the properties securing these three loans approximates the net book value of the loans, it cannot provide assurances that the value will be maintained or that there will not be losses with respect to these three borrowing relationships. At June 30, 2008, CIB Marine had three loans totaling $5.0 million that were 90 days or more past due and still accruing. Two of these three loans had balances in excess of $1.0 million and accounted for $4.9 million or 98% of total loans 90 days or more past due and still accruing at June 30, 2008 and consisted of the following:

•
Commercial real estate loan in the amount of $3.9 million secured by a fully leased property and further supported by a co-borrower with strong income and liquidity. At June 30, 2008, the loan had matured and was awaiting renewal pending an updated appraisal. The borrower continues to make monthly principal and interest payments.

•
Commercial real estate loan in the amount of $1.0 million secured by a multi-family property. The loan matured and is expected to be refinanced. The borrower continues to make monthly principal and interest payments.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.77% at June 30, 2008 compared to 2.02% at December 31, 2007.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased $4.9 million from $16.2 million at December 31, 2007 to $21.1 million at June 30, 2008. The increase in impaired loans was due to loans totaling $7.9 million added during the first half of 2008, offset by $2.1 million in payments and $0.9 million of charge-offs. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

The following table sets forth information regarding impaired loans:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Impaired loans without a specific allowance	$4,110	$5,101	$4,044
Impaired loans with a specific allowance	16,954	11,053	13,567
Total impaired loans	$21,064	$16,154	$17,611
Specific allowance related to impaired loans	$7,213	$4,051	$6,939

Companies Held For Disposal

At June 30, 2008 and December 31, 2007, assets and liabilities of companies held for disposal are summarized in the following table and included a tax exposure liability for a subsidiary sold in 2004. The liability for the tax exposure, including interest and penalties, was $1.9 million and $1.8 million at June 30, 2008 and December 31, 2007, respectively. See Note 1-Basis of Presentation to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on the tax exposure liability.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$1,050	$1,183
MSI	716	741
Other (2)	(119)	(73)
Total assets of companies held for disposal	$1,647	$1,851
Liabilities of companies held for disposal:
CIB Construction (1)	$2,231	$2,365
MSI	654	656
Other (2)	1,291	955
Total liabilities of companies held for disposal	$4,176	$3,976

(1)
Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to this restriction. CIB Marine received an extension from the banking regulators to hold Canron until December 31, 2008.

(2)	Includes tax exposure liability of sold subsidiary and elimination of intercompany transactions between companies held for disposal and affiliates.

CIB Construction (includes Canron)

Canron began liquidation distributions to its shareholders in August 2005. During the first half of 2008, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. Canron filed Articles of Dissolution in December 2006.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$23
Cash and cash equivalents not at CIB Marine	635	643
Other assets	392	517
Total assets	$1,050	$1,183
Liabilities and stockholder’s equity:
Income tax payable to CIB Marine	$1,204	$1,204
Other income tax payable	—	205
Other liabilities	1,027	956
Total liabilities	2,231	2,365
Stockholder’s equity	(1,181)	(1,182)
Total liabilities and stockholder’s equity	$1,050	$1,183

MSI

During the first quarter of 2008, CIB Marine continued to wind down the remaining affairs of MSI. The operations and substantially all the assets of MSI were sold during the third quarter of 2004. MSI has incurred certain liabilities including repurchase obligations relative to certain mortgage loans as a result of external fraud and/or documentation issues.

The following table summarizes the composition of MSI’s balance sheet:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$93	$45
Net loans	597	602
Income tax receivable from CIB Marine	18	15
Income tax receivable from CIB Marine	1	71
Other assets	7	8
Total assets	$716	$741
Liabilities and stockholder’s equity:
Loans payable to CIB Marine	$604	$612
Other liabilities	50	44
Total liabilities	654	656
Stockholder’s equity	62	85
Total liabilities and stockholder’s equity	$716	$741

Assets and Deposits of Branches Held For Sale

In the first quarter of 2008, CIB Marine signed a letter of intent and on April 3, 2008 reached a definitive agreement to sell all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium. On May 13, 2008, CIB Marine entered into an amendment (the “Amendment”) restructuring the terms of the definitive agreement to reduce the amount of the deposit premium and change its composition to a combination of cash and common stock of the parent company of the purchaser. In addition, the Amendment provides that a certain portion of the deposit premium is subject to an earnout provision and is payable to CIB Marine on the first and second year anniversaries of the closing date of the transaction, based upon the amount of acquired deposit balances retained by the purchaser as of each of those dates. In addition to the transaction being subject to approval by regulatory authorities, the Amendment provides that the transaction is contingent upon the purchaser raising a certain level of additional capital prior to closing. The transaction is expected to be completed in the third quarter of 2008. At June 30, 2008, these certain assets and deposits of the Florida branches comprise the balance of assets and deposits of branches held for sale on the consolidated balance sheet. The assets include $43.0 million in net loans and related accrued interest receivable, $2.2 million of property and equipment and $0.6 million of Federal Reserve Bank stock. The liabilities include $91.5 million of deposits and related accrued interest payable and $0.1 million of other liabilities. See the capital plan discussion for further information.

During the first half of 2007, CIB Marine’s wholly owned Wisconsin bank subsidiary, Marine Bank, sold the deposits and property and equipment of its Cedarburg, Wisconsin and Brookfield, Wisconsin branches. At the time of the sale, goodwill of $0.7 million was allocated to Cedarburg, and the deposits and net property and equipment of the sold branches were $49.7 million and $0.4 million, respectively. CIB Marine recognized a pretax gain of $1.1 million on the sales, which is included in net gain on sale of assets and deposits.

Deposit Liabilities

Total deposits, decreased $75.8 million, or 10.2%, from $745.6 million at December 31, 2007 to $669.8 million at June 30, 2008. The decrease was primarily due to the transfer of $91.3 million in deposits to deposits of branches held for sale. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 66.1% at June 30, 2008 and 62.2% at December 31, 2007, reflecting CIB Marine’s reliance on time deposits as a primary source of funding. At June 30, 2008 time deposits of $100,000 or more, excluding those held for sale, amounted to $139.0 million, or 31.4%, of total time deposits, compared to $169.0 million, or 36.0%, at December 31, 2007. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits, excluding those held for sale, were $19.1 million, or 4.3%, of total time deposits at June 30, 2008, and $22.2 million, or 4.8%, of total time deposits at December 31, 2007.

Borrowings

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, increased $38.1 million from $159.5 million at December 31, 2007 to $197.6 million at June 30, 2008. The increase occurred in short-term borrowings, which were $123.7 million at June 30, 2008 compared to $85.6 million at December 31, 2007. During the first half of 2008, CIB Marine chose to meet funding needs resulting from increased assets through increased FHLB borrowings due to the relative cost advantage of these borrowings over other funding sources such as retail or brokered deposits.

CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on its junior subordinated debentures for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At June 30, 2008 and December 31, 2007 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $34.6 million and $30.3 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. During the first half of 2008, CIB Marine took actions to begin implementing its capital plan as disclosed in its 2007 Form 10-K to pursue, among other items, the goal of bringing the trust preferred securities interest payments current as soon as possible. As part of this plan, at June 30, 2008, CIB Marine has entered into an agreement to sell all of the branches, certain assets and deposit liabilities of its Florida banking subsidiary, Citrus Bank. See the assets and deposits of branches held for sale and the capital plan discussions for further information.

During 2008, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities.

In 2004, CIB Marine entered into a Written Agreement with the FRB of Chicago (the “Written Agreement”). Among other items, the Written Agreement requires CIB Marine to obtain FRB approval before incurring additional borrowings or debt.

Capital Plan

As reported in Part II, Item 7 of its 2007 Form 10-K, CIB Marine management has been developing and implementing a comprehensive capital plan to pursue the goals of bringing the trust preferred securities interest payments current as soon as possible, maintaining well capitalized capital ratios at all its subsidiary banks, and improving the efficiency of the company through revenue growth and expense management. All these goals were targeted to provide the greatest value possible to shareholders of CIB Marine. Please refer to CIB Marine’s 2007 Form 10-K for the detailed capital plan and to the update provided in its first quarter 2008 Form 10-Q. It should be noted that current credit markets and general economic conditions could also affect the ability of CIB Marine to execute any or all of these options. In addition, since various aspects of the capital plan are subject to state and/or federal banking regulatory approval, there is no certainty that CIB Marine will be able to successfully implement any or all of these options.

During the first half of 2008, management pursued efforts on each of the options outlined in its 2007 Form 10-K. As discussed in Note 6 to the consolidated financial statements contained in CIB Marine’s first quarter 2008 Form 10-Q (and updated in Note 6 to the consolidated financial statements contained in this Form 10-Q), on April 4, 2008, management announced that it entered into a definitive agreement to sell the branches, deposits, and most of the loans of Citrus Bank, its Florida banking subsidiary, to a third party. Regulatory approval of the transaction has been granted and the purchaser has secured financial commitments in amounts that will enable it to meet its minimum capital requirement set forth in the May 13, 2008 amendment to the definitive agreement. The parties expect the closing of the transaction to occur on August 15, 2008 closing of the transaction. Following the sale and subject to final regulatory approval, the remaining assets, liabilities, and capital of Citrus Bank. will be merged into CIB Marine. Most of the assets then held by CIB Marine will be in the form of retained loans. CIB Marine plans to use all reasonable efforts to collect these loans in a timely fashion to provide cash toward the payment of the accrued and unpaid interest on its trust preferred securities. Such use of that cash would need prior approval from the FRB, the primary regulator for CIB Marine.

In addition, during the first half of 2008, CIB Marine management applied for permission to transfer capital (in excess of amounts necessary to remain in compliance with regulatory “well-capitalized” guidelines) from Marine Bank and Central Illinois Bank to CIB Marine. CIB Marine intended to use that cash to pay accrued and unpaid interest on its trust preferred securities. On July 7, 2008, Marine Bank received a letter from its Wisconsin bank regulator denying Marine Bank’s request to reduce its permanent capital. Central Illinois Bank recently filed an application with its Illinois bank regulator seeking a reduction of Central Illinois Bank’s permanent capital. The Illinois bank regulator has not yet acted upon this application and there is no assurance that the application will be approved in whole or in part. In the event that Central Illinois Bank’s application is denied, management will suspend its efforts to merge the Marine Bank and Central Illinois Bank charters, as described further in Option 3 of the capital plan set forth in CIB Marine’s 2007 Form 10-K.

At the direction of the Board of Directors, the Company has engaged Stifel Nicolaus to assist Management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving the Company. As a result of these efforts, Management is currently engaged in various stages of discussions and negotiations with potential transaction partners regarding the basic terms on which a merger or business combination might be structured. However, unless the structure and terms of a transaction are agreed to and a definitive agreement is negotiated, neither the Company nor any of the potential transaction partners is or will be under any legal obligation to continue these discussions.

In the event that a definitive agreement is reached, any merger or other business combination would be subject to appropriate regulatory approvals and approval by the Company's shareholders, and may also require the proposed transaction partner to obtain approval from its own shareholders. In addition to standard conditions, the proposed transaction partner may also impose conditions to consummation of the transaction that may be difficult for the Company to satisfy.

Accordingly, due to these and other uncertainties, some of which are beyond the Company's control, there can be no assurance as to whether or when a merger or other business combination transaction involving the Company might take place. The Board of Directors has considered various alternatives to maximize shareholder value and to meet the Company's capital plan objectives and, based on currently-available information, believes that a business combination on appropriate terms with an appropriate transaction partner is the best means of achieving these objectives.

While the Company intends to inform shareholders of any material developments with respect to a possible transaction, it does not assume any obligation to update or revise any of the statements in the foregoing discussion subsequent to the date of this Report.

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

At June 30, 2008, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

As stated in Note 11 to the Unaudited Consolidated Financial Statements included in this Form 10-Q, at both June 30, 2008 and December 31, 2007, CIB Marine was subject to a Written Agreement which, among other things, restricts the payment of cash dividends by CIB Marine without prior written consent of the FRB and requires CIB Marine to maintain a sufficient capital position for the consolidated organization. As of June 30, 2008, the capital level of CIB Marine exceeded the minimum required level.

The risk-based capital information of CIB Marine at June 30, 2008 and December 31, 2007 is contained in the following table:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Risk weighted assets	$768,194	$743,970
Average assets (1)	1,042,435	997,708
Capital components
Stockholders’ equity	$39,805	$60,306
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(46,732)	(39,898)
Maximum allowable in tier 1 capital	13,268	20,102
Nonfinancial equity items	—	—
Less: disallowed intangibles	—	—
Add: unrealized loss on securities	2,484	(1,382)
Tier 1 capital	55,557	79,026
Allowable allowance for loan losses	9,773	9,449
Allowable subordinated debentures net of investment in trust	46,732	39,898
Total risk-based capital	$112,062	$128,373

	Actual		Minimum Required To be Adequately Capitalized		Minimum Required To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2008
Total capital to risk weighted assets	$112,062	14.59%	$61,456	8.00%	$76,819	10.00%
Tier 1 capital to risk weighted assets	55,557	7.23	30,728	4.00	46,092	6.00
Tier 1 leverage to average assets	55,557	5.33	41,697	4.00	52,122	5.00

December 31, 2007
Total capital to risk weighted assets	$128,373	17.26%	$59,518	8.00%	$74,397	10.00%
Tier 1 capital to risk weighted assets	79,026	10.62	29,759	4.00	44,638	6.00
Tier 1 leverage to average assets	79,026	7.92	39,908	4.00	49,885	5.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2008
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$112,062	14.59%	$61,456	8.00%	$76,819
Central Illinois Bank	59,378	17.46	27,204	8.00	34,004	10.00%
Marine Bank	42,674	12.44	27,448	8.00	34,309	10.00
Citrus Bank	18,817	22.88	6,580	8.00	8,225	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$55,557	7.23%	$30,728	4.00%	$46,092
Central Illinois Bank	55,085	16.20	13,602	4.00	20,403	6.00%
Marine Bank	38,282	11.16	13,724	4.00	20,586	6.00
Citrus Bank	17,764	21.60	3,290	4.00	4,935	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$55,557	5.33%	$41,697	4.00%	$52,122
Central Illinois Bank	55,085	11.06	19,919	4.00	24,899	5.00%
Marine Bank (1)	38,282	8.93	17,142	4.00	21,428	5.00
Citrus Bank	17,764	15.10	4,706	4.00	5,882	5.00

December 31, 2007
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$128,373	17.26%	$59,518	8.00%	$74,397
Central Illinois Bank	60,381	19.26	25,082	8.00	31,352	10.00%
Marine Bank	50,023	14.82	27,012	8.00	33,765	10.00
Citrus Bank	19,855	21.87	7,261	8.00	9,077	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,026	10.62%	$29,759	4.00%	$44,638
Central Illinois Bank	56,399	17.99	12,541	4.00	18,811	6.00%
Marine Bank	45,756	13.55	13,506	4.00	20,259	6.00
Citrus Bank	18,698	20.60	3,631	4.00	5,446	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$79,026	7.92%	$39,908	4.00%	$49,885
Central Illinois Bank	56,399	12.18	18,525	4.00	23,156	5.00%
Marine Bank (1)	45,756	11.31	16,177	4.00	20,221	5.00
Citrus Bank	18,698	15.03	4,976	4.00	6,220	5.00
____________
(1)	Pursuant to the Memorandum of Understanding in effect as of the period end, the bank is required to maintain a Tier 1 leverage capital level equal to or exceeding 8% of total average assets.

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

Liquidity

The objective of liquidity risk management is to ensure that CIB Marine has adequate funding capacity to fund commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. CIB Marine actively manages its liquidity position by estimating, measuring and monitoring its sources and uses of funds. CIB Marine’s sources of funding and liquidity include both asset and liability components. CIB Marine’s funding requirements are primarily met by the inflow of funds from deposits, loan repayments and investment maturities. CIB Marine also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower cost funding opportunities. Short-term noncore funding sources utilized by CIB Marine include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLB and short-term brokered and negotiable time deposits. CIB Marine also has established borrowing lines with the FRB and nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the FHLB. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sales of loans held for sale and the sale of securities.

During the first half of 2008, the availability of federal funds purchased for CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. Additionally, pursuant to a Written Agreement between CIB Marine and the FRB, CIB Marine must obtain FRB approval before incurring additional borrowings or debt.

The following discussion should be read in conjunction with the consolidated statement of cash flows contained in the consolidated financial statements.

CIB Marine’s primary source of funds for the six months ended June 30, 2008 was a $38.1 million net increase in short-term borrowings and $15.5 million net increase in deposits.

A net increase in the loan portfolio of $54.0 million and a $2.7 million net increase in the investment portfolio were CIB Marine’s primary uses of funds for the six months ended June 30, 2008.

CIB Marine had liquid assets from continuing operations of $71.5 million and $74.8 million at June 30, 2008 and December 31, 2007, respectively.

CIB Marine was able to meet its liquidity needs during the first half of 2008. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of trust preferred securities. The deferral period may last as long as five years. This deferral period extends to February 2009, at which point CIB Marine will have had to have paid off the accrued interest on these securities. As of June 30, 2008, the accrued and unpaid interest on the trust preferred securities totaled $34.6 million. CIB Marine estimates that by February 2009, the accrued and unpaid interest on those securities will total $39.3 million. The financial information in Part 1 does not include any adjustments that may be necessary should CIB Marine determine that there is substantial uncertainty about its ability to ultimately pay the accrued interest and eventually the principal on its trust preferred securities. CIB Marine believes that the recently announced plans to merge the company with another bank holding company substantially improves the likelihood that accrued and unpaid interest will be brought current on the trust preferred securities prior to the end of the deferral period in early 2009. During the first half of 2008, CIB Marine continued to defer interest payments on its junior subordinated debentures and had adequate funding capacity to meet its other obligations. The primary sources of funding were cash on hand, operating cash flows from the sale of services to subsidiary banks and the sale of other assets owned by CIB Marine. In addition to their strong regulatory capital positions, CIB Marine’s subsidiary banks have high levels of liquid assets to meet potentially high liquidity needs at the banks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2007, CIB Marine’s market risk profile has increasingly favored declining interest rates over rising interest rates as short-term liabilities maturing or repricing within six months or less has increased relative to short-term assets maturing or repricing within six months. For additional information regarding CIB Marine’s market risk, refer to its 2007 Annual Report on Form 10-K, which is on file with the SEC.

The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2008.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Held for sale/disposal	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$303,340	$51,168	$71,943	$205,992	$10,294	$(44,082)	$598,655
Securities	43,238	14,874	36,449	168,928	52,140	—	315,629
Federal funds sold	51,954	—	—	—	—	—	51,954
Total interest-earning assets	398,532	66,042	108,392	374,920	62,434	(44,082)	966,238
Interest-bearing liabilities:
Time deposits	163,372	178,034	82,032	62,057	196	(43,245)	442,446
Savings and interest-bearing demand deposits	206,339	—	—	—	—	(31,842)	174,497
Short-term borrowings	121,746	—	2,000	—	—	—	123,746
Long-term borrowings	—	—	6,000	6,000	—	—	12,000
Junior subordinated debentures	20,619	—	—	41,238	—	—	61,857
Total interest-bearing liabilities	$512,076	$178,034	$90,032	$109,295	$196	$(75,087)	$814,546
Interest sensitivity gap (by period)	(113,544)	(111,992)	18,360	265,625	62,238	31,005	151,692
Interest sensitivity gap (cumulative)	(113,544)	(225,536)	(207,176)	58,449	120,687	151,692	151,692
Adjusted for derivatives:
Derivatives (notional, by period)	(5,455)	—	5,455	—	—	—	—
Derivatives (notional, cumulative)	(5,455)	(5,455)	—	—	—	—	—
Interest sensitivity gap (by period)	(108,089)	(111,992)	12,905	265,625	62,238	31,005	151,692
Interest sensitivity gap (cumulative)	(108,089)	(220,081)	(207,176)	58,449	120,687	151,692	151,692
Cumulative gap as a % of total assets	(10.34)%	(21.05)%	(19.81)%	5.59%	11.54%	14.51%

The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of June 30, 2008, and December 31, 2007.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
June 30, 2008	(10.03)%	(5.35)%	7.13%	7.22%
December 31, 2007	(7.35)%	(4.09)%	(0.42)%	(2.96)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures as of June 30, 2008. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following items are updates to the discussion of litigation matters presented in CIB Marine’s 2007 annual report on Form 10-K. Please refer to Item 1 of Part II to CIB Marine’s 2007 Form 10-K for additional information.

Mark Sindecuse, a shareholder of CIB Marine commenced an action in the US District Court, Eastern District of Missouri against CIB Marine, a former director of CIB Marine, and a company owned by the former director. In August 2007, the Court granted the defendants’ motion for summary judgment. The plaintiff appealed the judgment to the US Court of Appeals for the Eighth Circuit. On May 12, 2008, the Court of Appeals heard oral argument from the parties. The Court of Appeals has not issued a decision in the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders of CIB Marine was held on May 29, 2008:

1.
To elect three directors to serve on CIB Marine’s Board of Directors for a term of one year, three directors to serve on CIB Marine’s Board of Directors for a term of two years and three directors to serve on CIB Marine’s Board of Directors for a term of three years, and until their respective successors are duly elected and qualified; and

2.	To transact any other business that may properly come before the annual meeting and any adjournment or postponement thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s solicitation.

The results of voting were as follows:

Director	Term in years	Number of Shares Voted For	Number of Shares Withheld
Norman E. Baker	One	9,440,098	1,680,888
W. Scott Blake	One	9,832,927	1,288,059
Donald M. Trilling	One	9,003,905	2,117,081
John P. Hickey, Jr.	Two	9,999,866	1,121,120
Charles E. Baker	Two	9,931,645	1,189,341
Howard E. Zimmerman	Two	8,983,983	2,137,003
Stanley J. Calderon	Three	9,948,761	1,172,225
Steven C. Hillard	Three	9,932,161	1,188,825
Gary L. Longman	Three	9,867,276	1,253,710

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

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: August 12, 2008	By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok
Chief Financial Officer