Form 10-Q
period 2008-09-30
CIB MARINE BANCSHARES INC
filed 2008-11-19
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

At October 31, 2008 CIB Marine had 18,346,442 shares of common stock outstanding.

EXPLANATORY NOTE

This document is intended to speak as of September 30, 2008, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$15,858	$22,649
Federal funds sold and reverse repurchase agreements	29,938	52,192
Total cash and cash equivalents	45,796	74,841
Loans held for sale, at lower of cost or fair value	4,375	—
Securities available for sale	298,084	316,321
Loans	582,590	595,259
Allowance for loan losses	(25,973)	(20,706)
Net loans	556,617	574,553
Premises and equipment, net	5,893	8,961
Accrued interest receivable	4,309	5,839
Foreclosed properties	1,037	1,344
Assets of companies held for disposal	1,092	1,851
Other assets	19,873	22,077
Total assets	$937,076	$1,005,787
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$55,510	$73,519
Interest-bearing demand	32,550	36,832
Savings	124,977	171,338
Time	470,806	463,901
Total deposits	683,843	745,590
Short-term borrowings	88,259	85,616
Long-term borrowings	27,000	12,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	39,218	33,223
Liabilities of companies held for disposal	5,275	3,976
Other liabilities	5,699	3,219
Total liabilities	911,151	945,481
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; authorized shares, 50,000,000; issued shares, 18,346,442 in 2008 and 2007; outstanding shares, 18,341,231 in 2008 and 18,346,442 in 2007	18,346	18,346
Capital surplus	158,574	158,398
Accumulated deficit	(145,521)	(117,537)
Accumulated other comprehensive income (loss)	(5,261)	1,382
Receivables from sale of stock	(51)	(121)
Treasury stock at cost 12,663 shares	(162)	(162)
Total stockholders’ equity	25,925	60,306
Total liabilities and stockholders’ equity	$937,076	$1,005,787

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$9,257	$11,511	$29,866	$33,374
Loans held for sale	13	2	17	4
Securities:
Taxable	3,980	3,343	12,313	10,615
Tax-exempt	8	21	34	63
Dividends	6	93	30	307
Federal funds sold	284	718	1,178	2,501
Total interest and dividend income	13,548	15,688	43,438	46,864
Interest Expense
Deposits	5,233	7,438	17,726	22,288
Short-term borrowings	578	415	1,935	1,016
Long-term borrowings	215	—	489	14
Junior subordinated debentures	2,193	2,165	6,561	6,335
Total interest expense	8,219	10,018	26,711	29,653
Net interest income	5,329	5,670	16,727	17,211
Provision for credit losses	10,141	5,834	19,501	5,847
Net interest income (loss) after provision for credit losses	(4,812)	(164)	(2,774)	11,364
Noninterest Income
Loan fees	86	54	153	300
Deposit service charges	231	242	744	717
Other service fees	27	(16)	100	80
Other income	162	58	349	167
Net gain/(loss) on sale of assets and deposits	4,155	(111)	4,186	1,360
Total noninterest income	4,661	227	5,532	2,624
Noninterest Expense
Compensation and employee benefits	4,266	4,012	13,080	14,132
Equipment	425	781	1,551	2,400
Occupancy and premises	745	720	2,199	2,380
Professional services	1,509	984	3,247	2,389
Write down and losses on assets	525	742	525	742
Other expense	2,409	1,503	8,893	4,278
Total noninterest expense	9,879	8,742	29,495	26,321
Loss from continuing operations before income taxes	(10,030)	(8,679)	(26,737)	(12,333)
Income tax expense	88	—	109	3
Loss from continuing operations	(10,118)	(8,679)	(26,846)	(12,336)
Discontinued operations:
Pretax income from discontinued operations	493	8	493	411
Income tax expense (benefit)	1,571	70	1,631	(1,093)
Income (loss) from discontinued operations	(1,078)	(62)	(1,138)	1,504
Net loss	$(11,196)	$(8,741)	$(27,984)	$(10,832)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.55)	$(0.47)	$(1.46)	$(0.67)
Discontinued operations	(0.06)	(0.01)	(0.07)	0.08
Net loss	$(0.61)	$(0.48)	$(1.53)	$(0.59)

Diluted:
Loss from continuing operations	$(0.55)	$(0.47)	$(1.46)	$(0.67)
Discontinued operations	(0.06)	(0.01)	(0.07)	0.08
Net loss	$(0.61)	$(0.48)	$(1.53)	$(0.59)

Weighted average shares-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779	18,333,779	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stock Receivables and Treasury Stock	Total
	Shares	Par Value
	(Dollars in thousands, except share data)
Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of FIN 48	—	—	—	(960)	—	—	(960)
Adjusted Balance at Beginning of Period	18,346,442	$18,346	$158,266	$(103,766)	$(1,880)	$(313)	$70,653
Comprehensive loss:
Net loss	—	—	—	(10,832)	—	—	(10,832)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	1,349	—	1,349
Total comprehensive loss							(9,483)
Stock option expense	—	—	122	—	—	—	122
Decrease in receivables from sale of stock	—	—	—	—	—	30	30
Balance, September 30, 2007 (unaudited)	18,346,442	$18,346	$158,388	$(114,598)	$(531)	$(283)	$61,322

Balance, December 31, 2007	18,346,442	$18,346	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	(27,984)	—	—	(27,984)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(6,643)	—	(6,643)
Total comprehensive loss							(34,627)
Stock option expense	—	—	176	—	—	—	176
Decrease in receivables from sale of stock	—	—	—	—	—	70	70
Balance, September 30, 2008 (unaudited)	18,346,442	$18,346	$158,574	$(145,521)	$(5,261)	$(213)	$25,925

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(26,846)	$(12,336)
Net income (loss) from discontinued operations	(1,138)	1,504
	(27,984)	(10,832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(275)	(510)
Depreciation and other amortization	331	836
Provision for credit losses	19,501	5,847
Net gain on sale of assets and deposits	(4,186)	(1,360)
Write down and losses on assets	525	742
Originations of loans held for sale	(2,938)	(2,601)
Proceeds from sale of loans held for sale	2,601	2,714
Decrease in interest receivable and other assets	3,907	2,864
Increase in other interest payable and other liabilities	8,457	2,338
Operating cash flows of discontinued operations	2,279	(2,001)
Net cash provided by (used in) operating activities	2,218	(1,963)
Cash Flows from Investing Activities
Maturities of securities available for sale	55,606	85,712
Purchase of securities available for sale	(41,825)	(83,826)
Proceeds from sales of securities available for sale	—	33,204
Proceeds from sales of mortgage-backed securities available for sale	—	48,037
Repayments of asset and mortgage-backed securities available for sale	35,263	41,766
Purchase of asset and mortgage-backed securities available for sale	(36,354)	(73,514)
Net decrease in other investments	40	43
Net decrease (increase) in Federal Home Loan and Federal Reserve Bank stocks	(598)	45
Net increase in loans	(43,616)	(83,216)
Proceeds from sale of foreclosed properties	725	10
Proceeds from sale of branches	41,039	2,278
Decrease (increase) in premises and equipment, net	(165)	231
Investing cash flows of discontinued operations	(221)	(291)
Net cash provided by (used in) investing activities	9,894	(29,521)
Cash Flows from Financing Activities
Increase in deposits	24,904	7,519
Decrease in deposits held for sale	—	(5,700)
Deposits sold (1)	(83,704)	(49,665)
Net increase in short-term borrowings	2,643	45,112
Increase (repayments) of long-term borrowings	15,000	(2,000)
Reduction in receivables from sale of stock	—	30
Net cash used in financing activities	(41,157)	(4,704)
Net decrease in cash and cash equivalents	(29,045)	(36,188)
Cash and cash equivalents, beginning of period	74,841	115,135
Cash and cash equivalents, end of period	$45,796	$78,947
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$20,716	$23,759
Income taxes	$(1,434)	$—
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	405	1,109
Transfer of loans to loans held for sale	4,010	—
Fair value of equity stock received in conjunction with sale of branch deposits	955	—
Cumulative effect of adoption of FIN 48	—	960

(1) September 30, 2008 is net of $3.0 million of cash deposit premium.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2007 Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments which are necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows as of and for the quarter and nine months ended September 30, 2008 and 2007. The results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

CIB Marine’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. CIB Marine’s ability to meet its obligations as they come due is substantially dependent on the successful execution of its capital plan outlined in its 2007 Form 10-K. See the “Liquidity and Capital Plan Update” later in the Form 10-Q for a further update on the capital plan. CIB Marine’s interim financial statements do not include any adjustments that may be necessary should it not be able to meet these obligations.

Assets and liabilities of companies held for disposal include the remaining assets of CIB Construction, LLC including Canron Corporation (“Canron”) (collectively referred to as “CIB Construction”). Liabilities of companies held for disposal also include a tax exposure related to a sold subsidiary. Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations and which are held for disposal at September 30, 2008 are included in income or loss from discontinued operations for all periods presented. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements. Tax assets and liabilities allocated between companies held for disposal and those not held for disposal have not been eliminated.

CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana and Arizona. These services include commercial and retail lending and accepting deposits.

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

In the second quarter of 2007, CIB Marine erroneously concluded that the statute of limitations had expired with respect to that portion of the REIT exposure related to the 2002 tax year. Based on that conclusion, CIB Marine reversed the $1.3 million tax liability related to its 2002 tax year exposure through a credit to the discontinued operations tax expense while also recording a $0.2 million charge to its discontinued operations tax expense for interest and penalty related to the remaining exposure for the nine months ended September 30, 2007. Upon discovery of this error in the third quarter of 2008, CIB Marine established a $1.5 million REIT tax exposure liability, including interest and penalty through September 30, 2008, related to the 2002 tax year through a charge to discontinued operations tax expense. Additionally, during the first nine months of 2008 CIB Marine recorded a $0.1 million discontinued operations tax expense for interest and penalty related to the REIT tax exposure for tax years other than 2002. CIB Marine has concluded that the error is immaterial to both the prior year and the current periods.

At September 30, 2008 and December 31, 2007, CIB Marine had a current tax liability of $3.5 million and $1.8 million, respectively, including interest and penalties, related to the REIT tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the consolidated balance sheets. As of September 30, 2008 and December 31, 2007, respectively, CIB Marine also had a $0.3 million and a $0.5 million current tax liability related to individually insignificant federal and state tax items. Of this amount $0.2 million is included in liabilities of companies held for disposal at both September 30, 2008 and December 31, 2007 and $0.1 million and $0.3 million, respectively, is netted against the income tax receivable included in other assets. CIB Marine includes any interest and penalties on tax exposures in tax expense from continuing operations or discontinued operations as appropriate.

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

CIB Marine’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include foreclosed properties and assets and liabilities of companies held for disposal, namely CIB Construction. The adoption of SFAS 157 for these nonfinancial assets and liabilities is not expected to have a material impact on CIB Marine’s consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. CIB Marine adopted FSP 157-3 in the third quarter of 2008 with no material impact on its consolidated financial statements .

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. CIB Marine adopted SFAS 159 on January 1, 2008, but as of September 30, 2008, has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of SFAS 159. Accordingly, the adoption of SFAS 159 did not have an impact on CIB Marine’s consolidated financial statements.

Note 2-Fair Value Measurements

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Available for sale securities	$298,084	$—	$291,600	$6,484 (1)
Interest rate swap	130	—	130	—
Total	$298,214	$—	$291,730	$6,484 (1)
____________
(1)
Pooled trust preferred securities in other notes and bonds and one private issue mortgage-backed security in mortgage-backed securities (corporate) presented in Note 4 were transferred from Level 2 to Level 3 inputs during the third quarter of 2008 due to the use of significant unobservable inputs since the volume and level of trading activity in the assets declined significantly. Significantly unobservable inputs utilized, included liquidity and credit risk spreads from similar and comparable, but not identical, types of debts instruments. The amount of gains or losses for the quarter ended September 30, 2008 for available for sale securities with Level 3 inputs included $0.5 million in losses included in earnings due to a determination of other-than-temporary impairment as described in Note 4, and $3.1 million in unrealized losses included in other comprehensive loss of stockholders' equity, which is increased from $1.8 million for an increase of $1.3 million in unrealized losses from June 30, 2008.

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, as defined by SFAS 157.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Period
	(Dollars in thousands)
Assets
Impaired loans (1)	$10,228	$—	$10,228	$—	$(4,021)
Other equity investments	110	—	—	110	—
Total	$10,338	$—	$10,228	$110	$(4,021)
____________
(1) Impaired loans gains (losses) in period include only those attributable to the loans represented in the fair value measurements for September 30, 2008.

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available-for-Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds, and to certain mortgage-backed and government agency securities. Securities classified under Level 2 inputs include those where quoted market prices are available from an inactive market, where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or US dollar LIBOR swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available-for-sale securities using Level 3 inputs were pooled trust preferred securities and one private issue mortgage-backed security with fair value measured using predominantly the income valuation approach, (present value technique) where expected future cash flows were discounted using a discount rate derived using benchmark interest rates and adding to it significant unobservable inputs including credit and liquidity premium spreads from similar and comparable, but not identical, types of debt instruments.

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

Other Equity Investments. CIB Marine has only one other equity security classified in this section. This security is an investment in a small business investment company (“SBIC”). The value is represented under Level 3 inputs since CIB Marine uses the net fair value of the assets and liabilities of the SBIC, further discounted for a liquidity factor, to estimate the value of the investment.

Impaired Loans. Impaired loans often, but not always, have an impairment loss. Impairment losses are included in the allowance for loan losses. The impairment loss is based on a Level 1 or Level 2 quoted market price input, a discounted cash flow analysis, or a fair value estimate of the collateral using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information. The fair value of impaired loans represented in the fair value table includes only those with an impairment loss and where that impairment loss was determined based upon a fair value estimate of the collateral.

Note 3-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At September 30, 2008, options to purchase 530,113 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2007	1,298,027	$3.70-22.89	$6.87
Granted	5,000	$2.17	$2.17		$0.80
Lapsed or surrendered	(197,410)	3.70-22.89	10.81
Exercised	—	—	—
Shares under option at September 30, 2008	1,105,617	$2.17-22.89	$6.15	7.16
Shares exercisable at September 30, 2008	482,817	$2.17-22.89	$9.00	5.67

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2007	812,750
Granted	5,000
Vested	(138,950)
Forfeited	(56,000)
Nonvested stock options at September 30, 2008	622,800

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123, Accounting for Stock-Based Compensation (revised 2003) (“SFAS 123(R)”). The following assumptions were used in estimating the fair value for options granted during the first nine months of 2008 and 2007:

	September 30,
	2008	2007
Dividend yield	—	—
Risk free interest rate	3.92%	4.88%
Expected volatility	39%	39%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share fair value of options	$0.80	$0.82

SFAS 123(R)’s fair value method resulted in $0.2 million and $0.1 million compensation expense for the first nine months of 2008 and 2007, respectively. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At September 30, 2008, CIB Marine had $0.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.0 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the nine months of 2007 and 2008.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 4-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2008
U.S. government agencies	$44,841	$969	$8	$45,802
Obligations of states and political subdivisions	30,971	86	353	30,704
Other notes and bonds	9,042	—	3,076	5,966
Corporate commercial paper	4,750	—	—	4,750
Mortgage-backed securities (Agencies)	114,397	775	204	114,968
Mortgage-backed securities (Corporate)	98,389	63	3,581	94,871
Other equities	955	68	—	1,023
Total securities available for sale	$303,345	$1,961	$7,222	$298,084
December 31, 2007
U.S. government agencies	$63,104	$1,202	$7	$64,299
Obligations of states and political subdivisions	31,031	127	223	30,935
Other notes and bonds	9,098	—	200	8,898
Mortgage-backed securities (Agencies)	111,276	810	341	111,745
Mortgage-backed securities (Corporate)	100,430	389	375	100,444
Total securities available for sale	$314,939	$2,528	$1,146	$316,321

Securities available for sale with a carrying value of $236.0 million and $212.4 million at September 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

CIB Marine has the ability and intent to hold the investments for a sufficient period of time, up to and including maturity, for a forecasted recovery of fair value up to (or beyond) the cost of the investments, and as a result it does not consider the investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2008. For one mortgage-backed security (corporate), other-than-temporary impairment has been recorded. At September, 30, 2008, the cost basis for the security was reduced from $1.4 million to the securities fair market value of $0.9 million, for a loss of $0.5 million during the third quarter of 2008. See Temporary and Other-Than-Temporary Impairment of Investments Securities in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

CIB Marine has experienced a decline in value in its holdings of other notes and bonds and corporate issued mortgage-backed securities due to distressed financial markets and a deterioration in the housing and banking sectors. See Temporary and Other-Than-Temporary Impairment of Investments Securities in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations of this filing for further information.

Note 5-Loans

The components of loans are as follows:

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$72,079	12.4%	$63,046	10.6%
Commercial real estate	268,808	46.3	258,265	43.5
Commercial real estate construction	107,452	18.5	139,663	23.5
Residential real estate	23,510	4.1	20,938	3.5
Home equity (1)	105,901	18.2	108,486	18.3
Consumer	3,194	0.5	3,241	0.6
Receivables from sale of CIB Marine stock	(51)	(0.0)	(121)	(0.0)
Gross loans	580,893	100.0%	593,518	100.0%
Deferred loan fees	1,697		1,741
Total loans, net	582,590		595,259
Total allowance for loan losses	(25,973)		(20,706)
	556,617		574,553
____________
(1)
Includes purchased fixed rate home equity pools. At September 30, 2008 and December 31, 2007, the total outstanding balance of these purchased pools was $56.4 million and $73.0 million, the amount of loans past due 30 to 89 days and still accruing interest was $1.7 million and $1.5 million and the loss reserves allocated to these two pools totaled $5.8 million and $5.3 million, respectively.

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. Such loans totaled $2.7 million and $6.7 million at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008 and December 31, 2007, CIB Marine had $0.5 million and $1.0 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. Specific reserves on these loans were $0.3 million at both September 30, 2008 and December 31, 2007. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

The following table lists information on nonperforming and certain past due loans:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$21,748	$18,866
Restructured loans	—	—
Loans 90 days or more past due and still accruing	615	66

Information on impaired loans is as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans without a specific allowance	$1,802	$5,101
Impaired loans with a specific allowance	19,753	11,053
Total impaired loans	$21,555	$16,154
Specific allowance related to impaired loans	$9,525	$4,051

Changes in the allowance for loan losses were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$22,640	$21,019	20,706	20,906
Charge-offs	(7,160)	(1,309)	(15,890)	(2,655)
Recoveries	209	38	1,513	1,484
Net loan charge-offs	(6,951)	(1,271)	(14,377)	(1,171)
Allowance for loans sold	(581)	—	(581)	—
Transfer from accrual for unfunded standby letters of credit to funded standby letters of credit (1)	510	—	510	—
Provision for loan losses (1)	10,355	5,834	19,715	5,847
Balance at end of period	$25,973	$25,582	$25,973	$25,582
Allowance for loan losses as a percentage of loans	4.46%	4.23%	4.46%	4.23%
____________
(1) The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for both the quarter and nine months ended September 30, 2008. See Note 11 for further information regarding the accrual for unfunded commitments and standby letters of credit.

During the third quarter and first nine months of 2008, the provision for credit losses included approximately $5.1 million and $9.7 million, respectively, related to the purchased home equity pools as compared to $2.4 million and $4.0 million, during the third quarter and first nine months of 2007, respectively. The $4.0 million provision allocated to these two pools in the first nine months of 2007 was primarily due to the purchase of the second pool of home equity loans in February 2007 and credit deterioration of both the purchased home equity pools during the third and fourth quarters of 2007, while the $9.7 million recorded in the first nine months of 2008 related to deterioration in the credit quality of these pools and the decision in May 2008 by CIB Marine to change its procedure to charge-off 100% of the outstanding principal balance of each loan in the pool at the time it becomes 90 days past due.

During the third quarter of 2008, the real estate market in Florida and Arizona continued to be stressed and show deterioration. Over one-half of the loan loss provision for the quarter was related to three loans, two in our Arizona market and one in the group of loans retained from the sale of our Citrus Bank subsidiary, which was sold in the third quarter of 2008. All three loans reflect significant declines in the value of the underlying assets held as collateral. In normal markets the collateral value is enough to absorb some loss in value, however in the stressed markets we are currently experiencing, the rapid and severe decline in asset values has required significant additional reserves.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.8 million and $2.0 million as of September 30, 2008 and December 31, 2007, respectively.

Note 6-Companies Held For Disposal and Discontinued Operations

Assets and liabilities of companies held for disposal as shown on the consolidated balance sheets comprised the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$1,115	$1,183
Other (2)	(23)	668
Total assets of companies held for disposal	$1,092	$1,851
Liabilities of companies held for disposal:
CIB Construction (1)	$1,803	$2,365
Other (3)	3,472	1,611
Total liabilities of companies held for disposal	$5,275	$3,976
___________
(1) Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to this restriction. CIB Marine received an extension from the banking regulators to hold Canron until December 31, 2008 and has requested an additional extension until June 30, 2009.
(2) Includes elimination of intercompany transactions between companies held for disposal and affiliates. Additionally, 2007 includes $0.7 million in assets of Mortgage Services, Inc. (“MSI”).
(3) 2008 and 2007 includes tax exposure liability of sold subsidiary. Additionally, 2007 includes elimination of intercompany transactions between companies held for disposal and affiliates and $0.7 million in liabilities of MSI. The increase from December 31, 2007 to September 30, 2008 is primarily related to reestablishing the $1.3 million tax reserve in addition to the related $0.2 million interest and penalty. See Note 1 for more information.

Income or loss from discontinued operations, as shown on the consolidated statement of operations, comprised the following:

	Pretax income /(loss) before other income	Income tax expense (benefit)	Other income(1)	Netincome/ (loss) Net of intercompany transactions
	(Dollars in thousands)
Quarter Ended September 30, 2008
CIB Construction	$493	$—	$—	$493
Other (2)	—	1,571	—	(1,571)
Total	$493	$1,571	$—	$(1,078)
Nine Months Ended September 30, 2008
CIB Construction	$493	$(1)	$—	$494
Other (2)	—	1,632	—	(1,632)
Total	$493	$1,631	$—	$(1,138)
Quarter Ended September 30, 2007
CIB Construction	$—	$—	$—	$—
Other (2)	(7)	70	15	(62)
Total	$(7)	$70	$15	$(62)
Nine Months Ended September 30, 2007
CIB Construction	$131	$3	$—	$128
Other (2)	245	(1,096)	35	1,376
Total	$376	$(1,093)	$35	$1,504
____________
(1) Includes elimination of intercompany transactions.
(2) Relates to a tax exposure of a subsidiary sold in 2004. See Note 1 for further information on the tax exposure liability. Additionally, 2007 relates to MICR, Inc and MSI. CIB Marine sold the operations and substantially all the assets of MICR, Inc. in 2005 and in January 2008 dissolved the company. In 2004, CIB Marine sold substantially all the assets and operations of MSI and is in the process of winding down the remaining affairs.

CIB Construction (includes Canron)

CIB Construction, a wholly-owned subsidiary of CIB Marine, acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. At the time Canron was acquired it was CIB Marine’s intention to operate the business with long-range plans to sell the business within the five year holding period permitted by regulators. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to this restriction. CIB Marine received an extension from the banking regulators to hold Canron until December 31, 2008 and has requested an additional extension until June 30, 2009. During the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. Canron filed Articles of Dissolution in December 2006. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. At both September 30, 2008 and December 31, 2007, CIB Construction’s net carrying value of its investment in Canron was zero.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$23
Cash and cash equivalents not at CIB Marine	941	643
Other assets	151	517
Total assets	$1,115	$1,183
Liabilities and stockholder’s equity:
Income tax payable to CIB Marine	$711	$1,204
Other income tax payable	183	205
Other liabilities	909	956
Total liabilities	1,803	2,365
Stockholder’s equity	(688)	(1,182)
Total liabilities and stockholder’s equity	$1,115	$1,183

Note 7-Sale of Branches

During the third quarter of 2008, CIB Marine sold all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium (the “Citrus Transaction”). The deposit premium included cash and equity shares of the purchaser. These equity shares had a market value of $0.7 million on the date of purchase. The sale included $86.7 million of deposits and $41.0 million in assets, including $38.6 million in loans, $2.1 million in net premises and equipment, $0.6 million in Federal Reserve Bank stock and $0.3 million in other liabilities. CIB Marine recognized a pretax gain of $4.2 million on the sale, which is included in net gain on sale of assets and deposits. The sale agreement also included a contingent earnout provision based on the future balance of the deposits sold. Under this provision, the purchaser will pay CIB Marine up to a total of $1.5 million based on the aggregate balance of the deposits sold as of the first and second anniversary dates of the sale. Since this contingent compensation is based on future balances of the deposits sold, the contingent compensation was not included in the $4.2 million gain.

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

Note 8-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$11,555	$12,298
Prepaid expenses	829	1,020
Accounts receivable	608	179
Trust preferred securities underwriting fee, net of amortization	1,239	1,280
Investment in trust common securities	3,151	3,022
Other investments	1,253	1,381
Income tax receivable (1)	1,100	2,737
Fair value of derivatives	130	39
Other	8	121
	$19,873	$22,077
____________
(1) September 30, 2008 and December 31, 2007 includes $0.7 million and $1.2 million, respectively, of net tax receivable from companies held for disposal per tax sharing agreements.

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.1 million and $1.2 million at September 30, 2008 and December 31, 2007, respectively. Equity loss on these limited partnerships, included in noninterest expense, was $0.1 million during both of the nine months ended September 30, 2008 and 2007. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. At both September 30, 2008 and December 31, 2007, CIB Marine’s carrying value of this investment was $0.1 million; the company is in the process of liquidation and to date $0.2 million has been returned to CIB Marine in the form of capital distributions.

As members of the FHLB of Chicago, CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Home Loan Bank of Chicago stock as required by that institution.

In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (“C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the first half of 2008 and announced in April 2008 that dividend payments are unlikely through 2008. As of September 30, 2008, CIB Marine had $11.6 million in FHLB Chicago stock, of which $4.8 million was required.

Note 9-Short-term Borrowings

The following table presents information regarding short-term borrowings:

	September 30, 2008		December 31, 2007
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$17,715	1.57%	$16,276	3.17%
Treasury, tax, and loan notes	844	1.30	2,240	3.59
Federal Home Loan Bank	69,700	2.35	67,100	3.90
Total short-term borrowings	$88,259	2.18%	$85,616	3.76%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement covering both short-term and long-term borrowings from the FHLB, CIB Marine had securities pledged with a fair value of $138.6 million and $103.6 million at September 30, 2008 and December 31, 2007, respectively.

During the first nine months of 2008, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities. At September 30, 2008, the amount of securities pledged with correspondent banks for the availability of federal funds purchases was $16.4 million. None of the $16.0 million of available federal funds purchased were outstanding at September 30, 2008.

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago (“FRB”) (the “Written Agreement”). Among other items, the Written Agreement requires CIB Marine to obtain FRB approval before incurring additional borrowings or debt or distributing interest on its trust preferred securities.

Note 10-Long-term Borrowings

FHLB

The following table presents information regarding amounts payable to the FHLB Chicago that are included in the consolidated balance sheets as long-term borrowings:

	September 30, 2008		December 31, 2007		Scheduled
	Balance	Rate	Balance	Rate	Maturity
	(Dollars in thousands)
	$6,000	4.52%	$6,000	4.52%	04/24/09
	3,000	4.49	3,000	4.49	10/26/09
	3,000	4.54	3,000	4.54	10/25/10
	5,000	3.32	—	—	02/16/10
	5,000	3.95	—	—	08/15/11
	5,000	4.21	—	—	08/14/12
Total	$27,000	4.02%	$12,000	4.52%

The FHLB Chicago long-term borrowings do not have either a put or call option.

Junior Subordinated Debentures

The following table presents information regarding CIB Marine’s junior subordinated debentures at both September 30, 2008 and December 31, 2007:

	Balance	Issue Date	Interest Rate		Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%		03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60		09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20		02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable	(1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857
____________

(1)	Three-month LIBOR + 3.40% adjusted quarterly, which was 7.16% and 8.23% at September 30, 2008 and December 31, 2007, respectively.

CIB Marine formed four statutory business trusts for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the borrowings for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Written Agreement, CIB Marine elected to defer all such interest payments subsequent to December 31, 2003. The maximum interest deferral period is five years and CIB Marine will therefore be required to bring the trust preferred securities’ interest payments current in the first quarter of 2009. This obligation is solely a responsibility of the CIB Marine parent company (the “Parent Company”) and not any of its subsidiary banks, and must be paid in cash available solely at the Parent Company. Cash available at the subsidiary banks may only be transferred to the Parent Company with regulatory approval. On July 7, 2008, Marine Bank received a letter from its Wisconsin bank regulator denying Marine Bank’s request to reduce its permanent capital and transfer the cash to the Parent Company. On August 22, 2008, Central Illinois Bank similarly received a letter from its Illinois regulator denying its request to restructure its capital position.

As of September 30, 2008, the Parent Company had $20.9 million in total cash and cash equivalents. In addition, the Parent Company also holds $14.5 million in loans not sold in the Citrus Transaction that it is attempting to collect and an additional $4.0 million in loans held for sale. Any use of this cash to pay interest or principal on the trust preferred securities is subject to approval by the FRB. Management is evaluating all options with regard to CIB Marine meeting its obligations with respect to the trust preferred securities. To this end, at the direction of the Board of Directors, the Company has engaged an investment banker to assist Management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving the Company. As a result of these efforts, Management is currently engaged in various stages of discussions and negotiations with potential transaction partners regarding the basic terms on which a merger or business combination might be structured. CIB Marine is currently negotiating a definitive agreement with a Midwest bank holding company. However, unless the structure and terms of a transaction are agreed to and a definitive agreement is negotiated, neither the Company nor any of the potential transaction partners is or will be under any legal obligation to continue these discussions. CIB Marine has also begun negotiations with certain of the trust preferred holders to seek restructuring and or forgiveness of the accrued and unpaid interest and some or all of the principal on the securities. This negotiation may either be conducted in conjunction with a merger partner or independently by CIB Marine. If CIB Marine is unsuccessful in negotiating a merger or substantive restructuring of the trust preferred securities, it will not have sufficient cash available to pay the interest that will be due beginning February 22, 2009, which would result in a default on the securities. While CIB Marine is not aware of any precedent of a default by a bank holding company on trust preferred securities, CIB Marine management believes any such action will have serious adverse consequences to its shareholders and trust preferred securities holders and could have a material adverse effect on continuing operations. These interim financial statements do not consider any adjustments that may be necessary should CIB Marine not be able to meet these obligations as they come due. See the Liquidity and Capital Plan Update section later in this Form 10-Q for further discussion.

At September 30, 2008 and December 31, 2007 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $36.8 million and $30.3 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations.

Note 11-Other Liabilities

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Accounts payable	$235	$117
Accrual for unfunded commitments and standby letters of credit (1)	—	725
Accrued real estate taxes	118	158
Accrued compensation and employee benefits	1,047	782
Accrued professional fees	181	448
Litigation reserve	3,400	—
Accrued other expenses	441	731
Other liabilities	277	258
	$5,699	$3,219

(1)    During the third quarter of 2008 the underlying letter of credit was funded and $0.5 million related to this credit was transferred to the allowance for loan loss. The remaining $0.2 million was reversed through a credit to provision for credit losses.

Note 12-Stockholders’ Equity

Receivables from Sale of Stock

Loans made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock that are not sufficiently collateralized by assets other than CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity until such loans have been repaid or charged-off. Such loans outstanding totaled $0.05 million and $0.1 million at September 30, 2008 and December 31, 2007, respectively.

Treasury Stock

One of CIB Marine’s subsidiary banks acquired shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. These shares are included in treasury stock at the lower of the loan balance or the estimated fair market value of CIB Marine’s stock at time of acquisition. Any loan balance in excess of the estimated fair market value of the stock and other collateral received was charged to the allowance for loan losses. Since these shares are not directly owned by CIB Marine they are not excluded from the number of shares outstanding.

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

At September 30, 2008, pursuant to FDIC regulations in 12 C.F.R. Part 325, both of CIB Marine’s subsidiary banks were classified as well capitalized.

At both September 30, 2008 and December 31, 2007, CIB Marine was subject to a Written Agreement it entered into with the FRB in the second quarter of 2004. Among other items, the Written Agreement restricts the payment of cash dividends without prior written consent from the FRB and requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of the subsidiary banks, nonbank subsidiaries and the consolidated organization. As of September 30, 2008, CIB Marine’s capital ratios were above the “adequately capitalized” level. However, the Tier 1 leverage ratio has declined to 4.16% as of September 30, 2008 compared to 7.92% as of December 31, 2007. The decline reflects the continued operating losses of CIB Marine during 2008. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further OTTI adjustments to its securities portfolio and potential loan recoveries, CIB Marine's capital ratios could fall below the "adequately capitalized" level. CIB Marine's ability to execute its capital plan, outlined in its 2007 Form 10-K and further updated in the "Liquidity and Capital Plan Update" discussion in this Form 10-Q, also will significantly influence its ability to remain "adequately capitalized". The regulatory minimum required to be “adequately capitalized” for this ratio is 4.00%. CIB Marine’s ability to remain “adequately capitalized” is dependent upon the successful execution of its capital plan outline in its 2007 Form 10-K and further updated in the “Liquidity and Capital Plan Update” discussion in this Form 10-Q. Failure to comply with the Written Agreement could have a material adverse effect on CIB Marine and its operations. In addition, at December 31, 2007, Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. This Memorandum was terminated in January 2008, after which none of the CIB Marine subsidiary banks were party to any formal or informal regulatory agreement or order.

Note 13-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(10,118)	$(8,679)	$(26,846)	$(12,336)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	18,333,779	18,333,779	18,333,779	18,333,779

Per share loss:
Basic	$(0.55)	$(0.47)	$(1.46)	$(0.67)
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	$(0.55)	$(0.47)	$(1.46)	$(0.67)

Because CIB Marine had a net loss from continuing operations in all periods presented, options to purchase 1,124,365 and 1,146,363 shares for the quarters ended, and 1,167,790; and 1,141,779 shares for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of September 30, 2008 and results of operations for the quarter and nine months ended September 30, 2008. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.

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

Results of Operations

Overview

During the first nine months of 2008, CIB Marine continued to focus on the comprehensive capital plan outlined in its 2007 Form 10-K. The primary goal of the capital plan is to bring the trust preferred securities interest payments current prior to the expiration of the deferral period in the first quarter of 2009. In addition to the execution of the capital plan, management continued its efforts to improve the efficiency of CIB Marine by focusing on increasing revenue through the addition of commercial bankers in its subsidiary banks’ markets, continuing cost savings initiatives started in 2007, and maintaining a high level of customer service while actively seeking new business opportunities.

One of the options outlined in the capital plan was that CIB Marine had engaged Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”) to assist in evaluating all strategic options, including the sale of CIB Marine. As a result of these efforts, Management has been engaged in various stages of discussions and negotiations with potential transaction partners regarding the basic terms on which a merger or business combination might be structured. While no transaction has yet been executed, CIB Marine is currently negotiating a definitive agreement with a Midwest bank holding company. However, unless the structure and terms of a transaction are agreed to and a definitive agreement is negotiated, neither the Company nor any of the potential transaction partners is or will be under any legal obligation to continue these discussions. See the “Liquidity and Capital Plan Update” later in this Form 10-Q for further update on other aspects of the capital plan.

CIB Marine’s net loss increased $2.5 million from a net loss of $8.7 million in the third quarter of 2007 to a net loss of $11.2 million in the third quarter of 2008. Loss from continuing operations increased $1.4 million from $8.7 million to $10.1 million for the quarters ended September 30, 2007 and 2008, respectively. Net loss from continuing operations included a $4.3 million increase in the provision for loan loss. The increase in noninterest income of $4.4 million was mainly due to a $4.2 million gain recognized on sale of certain assets, deposits and liabilities by CIB Marine’s subsidiary bank, Citrus Bank during the third quarter of 2008. During 2008, CIB Marine continued the wind down of the remaining business affairs of its discontinued operations, namely, CIB Construction, including its subsidiary, Canron, which is in voluntary liquidation. Net loss from discontinued operations increased $1.0 million during the third quarter of 2008 to $1.1 million from $0.1 million during the same period of 2007. The increase in loss from discontinued operations was mainly due to a $1.6 million tax exposure expense related to CIB Marine’s investment in a REIT, owned by its former Illinois banking subsidiary, which was sold in 2004. See Note 1-Basis of Presentation to the consolidated financial statement in Part I, Item 1 of this Form 10-Q for further information on the tax exposure item. The $1.6 million discontinued operations tax expense was partially offset by $0.5 million pretax income from discontinued operations resulting from a liquidating dividend CIB Marine received from Canron. At both December 31, 2007 and September 30, 2008, CIB Marine’s investment in Canron was zero and accordingly the liquidating dividend was recorded as income from discontinued operations. See the “Companies Held for Disposal” later in this Form 10-Q for further information.

CIB Marine had 19 banking facilities at September 30, 2008 versus 25 at December 31, 2007; and 200 full-time equivalent employees at September 30, 2008, compared to 258 at December 31, 2007.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes contained in Part I, Item 1 or this Form 10-Q.

Selected Unaudited Consolidated Financial Data

	At or For the Quarter Ended September 30,		At or For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$13,548	$15,688	$43,438	$46,864
Interest expense	8,219	10,018	26,711	29,653
Net interest income	5,329	5,670	16,727	17,211
Provision for credit losses	10,141	5,834	19,501	5,847
Net interest income (loss) after provision for credit losses	(4,812)	(164)	(2,774)	11,364
Noninterest income	4,661	227	5,532	2,624
Noninterest expense	9,879	8,742	29,495	26,321
Loss from continuing operations before income taxes	(10,030)	(8,679)	(26,737)	(12,333)
Income tax expense	88	—	109	3
Net loss from continuing operations	(10,118)	(8,679)	(26,846)	(12,336)
Discontinued operations:
Pretax income from discontinued operations	493	8	493	411
Income tax expense (benefit)	1,571	70	1,631	(1,093)
Net income (loss) from discontinued operations	(1,078)	(62)	(1,138)	1,504
Net loss	$(11,196)	$(8,741)	$(27,984)	$(10,832)
Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.55)	$(0.47)	$(1.46)	$(0.67)
Discontinued operations	(0.06)	(0.01)	(0.07)	0.08
Net loss	$(0.61)	$(0.48)	$(1.53)	$(0.59)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.55)	$(0.47)	$(1.46)	$(0.67)
Discontinued operations	(0.06)	(0.01)	(0.07)	0.08
Net loss	$(0.61)	$(0.48)	$(1.53)	$(0.59)
Dividends	—	—	—	—
Book value per share	$1.41	$3.34	$1.41	$3.34
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets excluding assets of companies held for disposal	$935,984	$979,629	$935,984	$979,629
Loans excluding loans of companies held for disposal	582,590	604,148	582,590	604,148
Allowance for loan losses	(25,973)	(25,582)	(25,973)	(25,582)
Securities	298,084	283,821	298,084	283,821
Deposits	683,843	747,421	683,843	747,421
Borrowings, including junior subordinated debentures	177,116	134,622	177,116	134,622
Stockholders’ equity	25,925	61,322	25,925	61,322
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	2.15%	2.43%	2.20%	2.45%
Net interest spread (2)	1.64	1.58	1.62	1.62
Noninterest income to average assets (3)	1.85	0.09	0.72	0.36
Noninterest expense to average assets	3.93	3.63	3.81	3.65
Efficiency ratio (4)	98.89	148.24	132.51	132.70
Loss on average assets (5)	(4.02)	(3.61)	(3.47)	(1.71)
Loss on average equity (6)	(109.38)	(50.45)	(70.54)	(23.58)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	3.84%	4.53%	3.84%	4.53%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets	2.50	2.91	2.50	2.91
Allowance for loan losses to total loans	4.46	4.23	4.46	4.23
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	116.14	93.42	116.14	93.42
Net charge-offs annualized to average loans	4.45	0.85	3.11	0.27
Capital ratios:
Total equity to total assets	2.77%	6.26%	2.77%	6.26%
Total risk-based capital ratio	11.91	18.03	11.91	18.03
Tier 1 risk-based capital ratio	5.96	11.32	5.96	11.32
Leverage capital ratio	4.16	8.62	4.16	8.62
Other data:
Number of employees (full-time equivalent) (7)	200	263	200	263
Number of banking facilities	19	26	19	26

____________

(1)
Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial operating losses and at September 30, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, the 2008 and 2007 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.16% and 2.44% for the quarter ended and 2.21% and 2.49% for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(3)	Noninterest income to average assets excludes gains and losses on securities.
(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.
(5)	Loss on average assets is annualized net loss divided by average total assets.
(6)	Loss on average equity is annualized net loss divided by average common equity.
(7)	Does not include employees of Canron, a manufacturing companies held for disposal. This company had two full-time equivalent employees in both 2008 and 2007.

Net Interest Income

The following table sets forth average balance sheet data, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial operating losses. Accordingly, interest income on tax-exempt loans and tax-exempt securities for 2008 and 2007 has not been adjusted to reflect the tax-equivalent basis. See the “Income Tax” discussion for additional information.

	Quarter Ended September 30,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$320,160	$3,986	4.98%	$283,037	$3,436	4.86%
Tax-exempt (2)	630	8	5.08	1,565	21	5.37
Total securities	320,790	3,994	4.98	284,602	3,457	4.86
Loans held for sale	963	13	5.37	92	2	8.62
Loans (3)(4)(5):
Commercial	82,129	1,150	5.57	66,682	1,453	8.64
Commercial real estate (6)	412,710	5,831	5.62	407,909	7,520	7.31
Consumer	126,285	2,276	7.17	120,580	2,538	8.35
Total loans	621,124	9,257	5.93	595,171	11,511	7.67
Federal funds sold	43,914	284	2.57	49,437	718	5.76
Total interest-earning assets	986,791	13,548	5.47	929,302	15,688	6.71
Noninterest-earning assets
Cash and due from banks	15,071			16,811
Premises and equipment (5)	7,129			9,493
Allowance for loan losses (5)	(22,319)			(20,543)
Receivables from sale of stock	(51)			(121)
Accrued interest receivable and other assets (5)	14,086			19,967
Total noninterest-earning assets	13,916			25,607
Total assets	$1,000,707			$954,909

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$36,453	$61	0.67%	$35,012	$92	1.04%
Money market	137,725	670	1.94	168,446	1,774	4.18
Other savings deposits	11,347	21	0.74	14,688	37	1.00
Time deposits (6)	478,234	4,481	3.73	458,898	5,535	4.79
Total interest-bearing deposits (5)	663,759	5,233	3.14	677,044	7,438	4.36
Borrowings-short-term	110,246	578	2.09	37,989	415	4.33
Borrowings-long-term	19,826	215	4.31	—	—	—
Junior subordinated debentures	61,857	2,193	14.18	61,857	2,165	14.00
Total borrowed funds	191,929	2,986	6.21	99,846	2,580	10.32
Total interest-bearing liabilities	855,688	8,219	3.83	776,890	10,018	5.13
Noninterest-bearing liabilities
Noninterest-bearing demand deposits (5)	63,371			72,737
Accrued interest and other liabilities (5)	44,849			37,035
Total noninterest-bearing liabilities	108,220			109,772
Total liabilities	963,908			886,662
Stockholders’ equity	36,799			68,247
Total liabilities and stockholders’ equity	$1,000,707			$954,909
Net interest income and net interest spread (2)(7)		$5,329	1.64%		$5,670	1.58%
Net interest-earning assets	$131,103			$152,412
Net interest margin (2)(8)			2.15%			2.43%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.15			1.20

___________
(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields
(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial operating losses and at September 30, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, 2008 and 2007 are not presented on a tax-equivalent basis. If 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.16% and 2.44% for 2008 and 2007, respectively.

(3)	Loan balance totals include nonaccrual loans.
(4)	Interest earned on loans includes amortized loan fees of $0.1 million for both the quarters ended September 30, 2008 and 2007.
(5)	Includes assets and liabilities of branches held for sale or sold during 2008 and 2007.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$329,760	$12,343	4.99%	$297,485	$10,922	4.90%
Tax-exempt (2)	868	34	5.22	1,653	63	5.08
Total securities	330,628	12,377	4.99	299,138	10,985	4.90
Loans held for sale	384	17	5.91	76	4	7.04
Loans (3)(4)(5):
Commercial	78,031	3,453	5.91	59,474	3,495	7.86
Commercial real estate (6)	412,301	19,859	6.43	410,624	23,112	7.53
Consumer	127,249	6,554	6.88	108,255	6,767	8.36
Total loans	617,581	29,866	6.46	578,353	33,374	7.72
Federal funds sold	66,260	1,178	2.37	59,896	2,501	5.58
Total interest-earning assets	1,014,853	43,438	5.71	937,463	46,864	6.68
Noninterest-earning assets
Cash and due from banks	15,508			17,873
Premises and equipment (5)	8,180			10,340
Allowance for loan losses (5)	(21,080)			(20,905)
Receivables from the sale of stock	(74)			(129)
Accrued interest receivable and other assets (5)	15,532			20,665
Total noninterest-earning assets	18,066			27,844
Total assets	$1,032,919			$965,307
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$37,994	$212	0.75%	$36,386	$271	1.00%
Money market	152,003	2,724	2.39	172,534	5,348	4.14
Other savings deposits	13,443	87	0.86	15,611	116	0.99
Time deposits (6)	473,227	14,703	4.15	467,651	16,553	4.73
Total interest-bearing deposits (5)	676,667	17,726	3.50	692,182	22,288	4.31
Borrowings-short-term	118,278	1,935	2.19	29,405	1,016	4.62
Borrowings-long-term	14,628	489	4.47	366	14	5.11
Junior subordinated debentures	61,857	6,561	14.14	61,857	6,335	13.66
Total borrowed funds	194,763	8,985	6.15	91,628	7,365	10.72
Total interest-bearing liabilities	871,430	26,711	4.09	783,810	29,653	5.06
Noninterest-bearing liabilities
Noninterest-bearing demand deposits (5)	69,423			76,447
Accrued interest and other liabilities (5)	41,232			35,104
Total noninterest-bearing liabilities	110,655			111,551
Total liabilities	982,085			895,361
Stockholders’ equity	50,834			69,946
Total liabilities and stockholders’ equity	$1,032,919			$965,307
Net interest income and net interest spread (2)(7)		$16,727	1.62%		$17,211	1.62%
Net interest-earning assets	$143,423			$153,653
Net interest margin (2)(8)			2.20%			2.45%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.20
____________
(1)	Federal Home Loan Bank stock and Federal Reserve Bank stock are included in average balance and yields.

(2)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial operating losses and at September 30, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, 2008 and 2007 are not presented on a tax-equivalent basis. If 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.21% and 2.49%, respectively.

(3)	Loan balance totals include nonaccrual loans.
(4)	Interest earned on loans includes amortized loan fees of $0.3 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.
(5)	Includes fixed assets and deposits of branches held for sale or sold during 2008 and 2007.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $0.3 million and $0.5 million for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007. The decrease in net interest income was primarily driven by a larger decline in total interest income than in interest expense, even though interest expense declined at a faster rate than interest income, in a falling rate environment. In addition, due to the sale of deposits of Citrus Bank and losses in the company the average non-interest bearing deposits and average shareholder equity declined a combined $40.7 million between the nine-months ending September 30, 2007, and the same period 2008; this decline was offset by an increase in average interest bearing liabilities with the effect of reducing the net interest income. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.20 for both the three and nine month period ending September 30, 2007 to 1.15 and 1.16 for the comparable periods of 2008, respectively.

Total interest and dividend income decreased $2.1 million, or 13.6%, from $15.7 million for the three month period ended September 30, 2007 to $13.6 million for the comparable period in 2008. The decrease was primarily caused by a 124 basis point decrease in the average yield of interest-earning assets during a falling rate environment, partially offset by a $57.5 million, or 6.2% increase in the average balance of interest-earning assets. The decrease in average yield on interest-earning assets was primarily due to a decrease of $2.3 million in interest income on loans which represented a 174 basis point decrease in the average yield on such assets. The decrease was partially offset by an increase of $26.0 million in average loan balances. The decrease in loan interest income was partially offset by a $0.5 million increase in interest income on securities. The increase in interest income on securities was primarily due to a $36.2 million increase in average balances along with slightly increased yields. Average balances increased due to securities purchases.

Total interest income decreased $3.5 million, or 7.3%, from $46.9 million for the nine month period ended September 30, 2007 to $43.4 million for the nine month period ended September 30, 2008. The decrease was the result of a 97 basis point decrease in the average yield on interest-earning assets, partially offset by a $77.4 million, or an 8.3%, increase in average interest-earning assets. The largest decrease in average yield on interest-earning assets resulted from interest income on loans, which decreased $3.5 million, or 10.5%, due mainly to a falling rate environment. The decrease in loan interest income was partially offset by a $1.4 million increase in interest income on securities, which was primarily due to an increase in average balances along with slightly higher yields. The increase in the investment portfolio average balances was due to the investment of excess borrowings at CIB Marine.

Total interest expense decreased $1.8 million from $10.0 million in the third quarter of 2007 to $8.2 million in the third quarter of 2008. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $2.2 million in the third quarter of 2008 as compared to the same period in 2007. The decrease in interest expense on deposits was driven by a 122 basis point decrease in the average yield on such liabilities caused primarily by reduced rates on money market deposits and time deposits. Additionally, interest expense on borrowings increased $0.4 million during the same period primarily due to increases in average balances and the compounding effect of interest payment deferrals on junior subordinated debentures, offset by a $0.3 million decline in interest expense on short-term borrowings due to declining interest rates. Beginning in 2004, CIB Marine elected to defer all interest payments due on its junior subordinated debentures. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This caused interest expense for the debentures to increase from 21.4% of total interest expense in the nine months ending September 30, 2007, to 24.6% in the comparable period of 2008.

Total interest expense decreased $3.0 million from $29.7 million for the nine month period ended September 30, 2007 to $26.7 million for the respective period ended September 30, 2008. The decrease was the result of a 97 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an $87.6 million, or an 11.2%, increase in average balances. Interest expense on deposits decreased $4.6 million resulting from an 81 basis point decrease in the average cost during a falling rate environment. Additionally, interest expense on borrowings increased $1.6 million primarily due to increased levels of short-term borrowings and the compounding effect of interest payment deferrals on junior subordinated debentures partially offset by a declining rate environment.

CIB Marine’s net interest rate spread was 1.64% and 1.58% for the three month periods ended September 30, 2008 and September 30, 2007, respectively. The net interest rate spread was 1.62% for both the nine month periods ended September 30, 2008 and 2007. The net interest margin decreased 28 basis points from 2.43% for the three month period ended September 30, 2007 to 2.15% for the respective period in 2008 and decreased by 25 basis points from 2.45% for the nine month period ended September 30, 2007 to 2.20% for the respective period ended September 30, 2008. The net interest margin declined in both the third quarter and first nine months of 2008 as compared to the same periods in 2007. The difference between the changes in the net interest margins compared to the changes in the net interest spread is primarily due to the decline in the percent of average noninterest-bearing demand deposits, money market deposits and stockholders’ equity to average interest-earning assets and the decline in the rate of interest earned by the interest-earning assets funded by noninterest-bearing liabilities and stockholders’ equity. Between the first nine months of 2007 and the same period in 2008, average noninterest-bearing demand deposits and shareholder equity as a percent of total average interest-earning assets declined from 8.2% to 6.8% and from 7.5% to 5.0%, respectively; and between the third quarter of 2007 and the same period in 2008, average noninterest-bearing demand deposits and average shareholder equity as a percent of total average interest-earning assets declined from 7.8% to 6.4% and from 7.3% to 3.7%, respectively. In addition, due to the sale of Citrus Bank and losses in the company the average noninterest-bearing deposits and average shareholder equity declined a combined $40.7 million dollars between the nine-months ending September 30, 2007 and the same period 2008; this decline was offset by an increase in average interest-bearing liabilities with the effect of reducing the net interest margin even though the net interest spread stayed the same over the same period.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007(3)				Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 (3)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$461	$89	$550	16.01%	$1,205	$216	$1,421	13.01%
Securities-tax-exempt (1)	(12)	(1)	(13)	(61.90)	(31)	2	(29)	(46.03)
Total securities (1)	449	88	537	15.53	1,174	218	1,392	12.67
Loans held for sale	11	—	11	550.00	13	—	13	325.00
Commercial	289	(592)	(303)	(20.85)	942	(984)	(42)	(1.20)
Commercial real estate	87	(1,776)	(1,689)	(22.46)	94	(3,347)	(3,253)	(14.07)
Consumer	114	(376)	(262)	(10.32)	1,085	(1,298)	(213)	(3.15)
Total loans (including fees)	490	(2,744)	(2,254)	(19.58)	2,121	(5,629)	(3,508)	(10.51)
Federal funds sold	(73)	(361)	(434)	(60.45)	242	(1,565)	(1,323)	(52.90)
Total interest income (1)	877	(3,017)	(2,140)	(13.64)	3,550	(6,976)	(3,426)	(7.31)
Interest Expense
Interest-bearing demand deposits	4	(35)	(31)	(33.70)	12	(71)	(59)	(21.77)
Money market	(280)	(824)	(1,104)	(62.23)	(576)	(2,048)	(2,624)	(49.07)
Other savings deposits	(7)	(9)	(16)	(43.24)	(15)	(14)	(29)	(25.00)
Time deposits	223	(1,277)	(1,054)	(19.04)	196	(2,046)	(1,850)	(11.18)
Total deposits	(60)	(2,145)	(2,205)	(29.65)	(383)	(4,179)	(4,562)	(20.47)
Borrowings-short-term	466	(303)	163	39.28	1,695	(776)	919	90.45
Borrowings-long-term	215	—	215	—	477	(2)	475	3,392.86
Junior subordinated debentures	—	28	28	1.29	—	226	226	3.57
Total borrowed funds	681	(275)	406	15.74	2,172	(552)	1,620	22.00
Total interest expense	621	(2,420)	(1,799)	(17.96)	1,789	(4,731)	(2,942)	(9.92)
Net interest income (1)	$256	$(597)	$(341)	(6.01)%	$1,761	$(2,245)	$(484)	(2.81)%
____________
(1)
In the future, CIB Marine may not realize all of the tax benefits associated with tax-exempt assets due to substantial operating losses and at September 30, 2008 and 2007, no U.S. federal or state loss carryback potential remains. Accordingly, 2008 and 2007 are not presented on a tax-equivalent basis.

(2)	FHLB stock and Federal Reserve Bank stock are included in average balance and yields.
(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses increased $4.3 million from $5.8 million in the third quarter of 2007 to $10.1 million in the third quarter of 2008. For the nine months ended September 30, 2008 as compared to the same period in 2007, the provision for credit losses increased $13.7 million from $5.8 to $19.5 million. The provision for the purchased home equity loan pools accounted for $2.7 million of the $4.3 million quarterly increase and $5.7 million of the $13.7 million year-to-date increase.

The increase in the provision allocated to loans other than the purchased home equity pools was primarily due to an increase in net charge-offs and a $6.0 million provision allocated to two commercial real estate loans which became impaired during the first nine months of 2008. These two loans are also classified as nonaccrual loans at September 30, 2008 and further discussed in the “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest” section of this Form 10-Q.

During the third quarter and first nine months of 2008, the provision for credit losses allocated to the purchased home equity pools was $5.1 million and $9.7 million, respectively as compared to $2.4 million and $4.0 million during the same periods of 2007. The $4.0 million provision allocated to these two pools in the first nine months of 2007 was primarily due to the purchase of the second pool of home equity loans in February 2007, while the $9.7 million recorded in the first nine months of 2008 related to deterioration in the credit quality of these pools and the decision by CIB Marine to change its procedure to charge-off 100% of the outstanding principal balance of each loan in the pool when the loan is classified as 90 days past due on the servicer report received during the period. During the quarter and nine months ended September 30, 2008, $2.3 million and $9.4 million, respectively, of these loans were charged-off as compared to $0.4 million and $0.8 million during the same respective periods of 2007. See the “Allowance for Loan Losses” discussion of this Form 10-Q for further information on the credit quality of these two purchased home equity pools.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Loan fees	$86	$54	$153	$300
Deposit service charges	231	242	744	717
Other service fees	27	(16)	100	80
Other income	162	58	349	167
Gain on sale of assets and deposits	4,155	(111)	4,186	1,360
	$4,661	$227	$5,532	$2,624

Noninterest income increased $4.5 million, from $0.2 million for the quarter ended September 30, 2007 to $4.7 million for the comparable period in 2008. The increase was primarily due to a $4.2 million gain recognized on the sale of all the branches, substantially all the deposits and the majority of the loan portfolio of CIB Marine’s Florida banking subsidiary, Citrus Bank.

Noninterest income increased $2.9 million, from $2.6 million for the nine months ended September 30, 2007 to $5.5 million for the same period in 2008. The increase was mainly due to the $4.2 million gain recognized on the sale of assets and liabilities of CIB Marine’s Florida banking subsidiary, Citrus Bank compared to $1.1 million gain recognized on the sale of assets and deposits during the first half of 2007 by CIB Marine’s Wisconsin subsidiary bank, Marine Bank, on its Cedarburg and Brookfield branches.

During the third quarter of 2008, CIB Marine sold all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium. The sale included $86.7 million of deposits and $41.0 million in assets, including $38.6 million in loans, $2.1 million in net premises and equipment, $0.6 million in Federal Reserve Bank stock and $0.3 million in other liabilities. CIB Marine recognized a pretax gain of $4.2 million on the sale, which is included in net gain on sale of assets and deposits.

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

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Compensation and employee benefits	$4,266	$4,012	$13,080	$14,132
Equipment	425	781	1,551	2,400
Occupancy and premises	745	720	2,199	2,380
Professional services	1,509	984	3,247	2,389
Write down and losses on assets	525	742	525	742
Other expense:
Payroll and other processing charges	25	46	67	88
Correspondent bank charges	55	44	177	148
Advertising/marketing	167	226	454	558
Communications	190	213	647	688
Data processing	273	—	855	—
Supplies and printing	54	54	172	206
Shipping and handling	111	107	309	340
Collection expense	6	4	17	13
FDIC and state assessments	274	157	627	307
Recording and filing fees	42	44	149	146
Foreclosed property	38	2	300	1
Litigation reserve	400	—	3,400	63
Other expense	774	606	1,719	1,720
Total other expense	2,409	1,503	8,893	4,278
Total noninterest expense	$9,879	$8,742	$29,495	$26,321

Total noninterest expense increased $1.2 million, or 13.0%, from $8.7 million for the third quarter of 2007 to $9.9 million for the third quarter of 2008. The net increase was primarily a result of the following:

•
Professional services increased $0.5 million, or 53.4%, during the third quarter of 2008 compared to the same period in 2007, primarily due to increased legal fees related to loan collection and workout-related services, as well as services related to the capital plan.

•
Data processing increased $0.3 million during the third quarter of 2008 compared to the third quarter of 2007. During the fourth quarter of 2007 CIB Marine began outsourcing its data processing, which was previously performed in house.

•
Litigation reserve was $0.4 million for the third quarter of 2008. The settlement reserve is related to the Lewis litigation. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding the settlement of this litigation.

Total noninterest expense increased $3.2 million, or 12.1%, from $26.3 million for the nine months ended September 30, 2007 to $29.5 million for the nine months ended September 30, 2008. The net increase was primarily the result of the following:

•
Professional services increased $0.9 million, or 35.9%, during the first nine months of 2008 compared to the same period in 2007, primarily due to increased legal fees related to loan collection and workout-related services, as well as services related to the capital plan.

•
Data processing increased $0.9 million during the nine months ended September 30, 2008 compared to the same period of 2007. During the fourth quarter of 2007 CIB Marine began outsourcing its data processing, which was previously performed in house.

•
Foreclosed property expense increased $0.3 million during the first half of 2008 compared to the same period in 2007 mainly due to two commercial properties that were foreclosed upon related to one borrowing relationship located in Illinois. The properties were acquired in the third quarter of 2007.

•
Litigation reserve was $3.4 million for the first nine months of 2008 compared to $0.1 million for the first nine months of 2007. The settlement reserve is related to the Lewis litigation. See Item 1-Legal Proceedings in Part II of this Form 10-Q for further information regarding the settlement of this litigation.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2008 and 2007 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not “more likely than not.” The continuing operations income tax expense for both the first quarters of 2008 and 2007 consisted primarily of the allocation of taxes in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns. Additionally, the quarter and nine months ended September 30, 2007 and 2008 include an adjustment to discontinued operations taxes resulting from a tax exposure related to CIB Marine’s investment in a REIT owned by its former Illinois banking subsidiary which was sold in 2004.

In the second quarter of 2007 CIB Marine erroneously concluded that the statute of limitations had expired with respect to that portion of the REIT exposure related to the 2002 tax year. Based on that conclusion, CIB Marine reversed the $1.3 million tax liability related to its 2002 tax year exposure through a credit to the discontinued operations tax expense while also recording a $0.2 million charge to its discontinued operations tax expense for interest and penalty related to the remaining exposure for the nine months ended September 30, 2007. Upon discovery of this error in the third quarter of 2008, CIB Marine established a $1.5 million REIT tax exposure liability, including interest and penalty through September 30, 2008, related to the 2002 tax year through a charge to discontinued operations tax expense. Additionally, during the first nine months of 2008 CIB Marine recorded a $0.1 million discontinued operations tax expense for interest and penalty related to the REIT tax exposure for tax years other than 2002. CIB Marine has concluded that the error is immaterial to both prior year and the current period.

Financial Condition

Overview

On August 15, 2008, CIB Marine completed the sale of the branches, deposit and most of the loans of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium, for a combination of cash and common stock of the parent company of the purchaser. The deposit premium included cash and equity shares of the purchaser. These equity shares had a market value of $0.7 million on the date of purchase. The sale included $86.7 million of deposits and $41.0 million in assets, including $38.6 million in loans, $2.1 million in net premises and equipment, $0.6 million in Federal Reserve Bank stock and $0.3 million in other liabilities. See the “Liquidity and Capital Plan Update” discussion for further information.

Loans Held for Sale

Loans held for sale were $4.4 million at September 30, 2008. Following the sale of Citrus Bank, the remaining loans of Citrus Bank were merged into CIB Marine. Of those remaining loans, $4.0 million have been transferred to loans held for sale during the third quarter of 2008. CIB Marine continues to liquidate these loans to increase its cash balances.

Securities

Total securities at September 30, 2008 were $298.1 million, a decrease of $18.2 million, or 5.8%, from $316.3 million at December 31, 2007. The ratio of total securities to total assets was 31.8% at September 30, 2008, compared to 31.5% at December 31, 2007.

The net unrealized loss on available for sale securities was $5.3 million at September 30, 2008, compared to a net unrealized gain of $1.4 million at December 31, 2007. The increase in the net unrealized loss occurred mainly in other notes and bonds and mortgage-backed securities, resulting from a general deterioration in the mortgage lending and related industries, as well as the declining rate environment.

Temporary and Other-Than-Temporary Impairment of Investment Securities

Other Notes and Bonds. CIB Marine holds $8.8 million par value with $5.6 million fair market value of debt obligations collateralized by diversified pools of bank trust preferred securities and to a lesser extent insurance company and real estate investment trust debt. To date, there have been no credit rating downgrades; however, both Standard and Poor’s and Moody’s have placed their ratings on many U.S. trust preferred collateralized debt obligations on negative credit watch. Given the stresses in financial markets and in the banking industry, the market prices of these securities have declined appreciably. However, given the level of subordinated securities that take losses and deferrals of payments ahead of CIB Marine’s holdings relative to the current condition of the underlying assets, CIB Marine does not expect its future cash flows from the securities to be adversely affected to the extent it will have other-than-temporary impairment. In addition, given the level of financial stresses, there is a growing chance that further deterioration in asset quality in the banking industry could result in other-than-temporary impairment in the future. CIB Marine’s investments in trust preferred collateralized debt obligations include $4.0 million par value bonds with credit ratings of Aaa/AAA by Moody’s and Standard and Poor’s, respectively, and that have an amortized cost of $3.9 million and a fair value of $2.7 million; $4.0 million par value bonds with credit ratings of Aa2 by Moody’s and that have an amortized cost of $4.0 million and a fair value of $2.5 million; and a bond with a par value of $0.8 million with a credit rating of A3 by Moody’s and that has an amortized cost of $0.8 million and a fair value of $0.4 million. CIB Marine has the ability and intent to hold the investments until expected recoveries of their respective fair value, which may be at maturity, and as a result it does not consider the investments in other notes and bonds with an unrealized loss to be other-than-temporarily impaired at September 30, 2008.

Private Issue Mortgage-Backed Securities. The unrealized losses in the Company’s investments in private issuer mortgage-backed securities, referred to as Mortgage-backed securities (Corporate) in Note 4, were primarily caused by a widening of credit spreads for residential mortgage assets and a general lack of liquidity in the marketplace due to current financial stresses. This has impacted the market prices to varying degrees for its respective security holdings based upon the relative credit quality and issuer of each security. The widening of credit spreads is an indication of a higher level of credit risk and a lower level of market liquidity for the securities given the conditions in the housing markets, the housing finance markets and the economy in general. At September 30, 2008, CIB Marine had private issue MBS holdings of $100.3 million par value with a fair value of $94.9 million. All those securities held were performing with respect to the full and timely receipt of principal and interest payments due to CIB Marine. As of September 30, 2008, all but two of the securities were rated AAA investment grade by at least two of the nationally recognized statistical rating agencies. One security with a par value of $1.4 million and a fair value of $0.9 million was downgraded from AAA to Baa3 by Moody’s and BBB- by Fitch prior to September 30, 2008; and downgraded from AAA to B by S&P on October 30, 2008. Although there has been no delay or shortfall in principal or interest payment for this security, and there is a reasonable chance CIB Marine will recover a substantial portion of its original cost in the security and less of a chance it will recover the full par value. A loss in the security of $0.5 million has been recorded and the cost basis has been reduced to $0.9 million due to a determination of other-than-temporary impairment. In addition, as of September 30, 2008, one security with a par value of $3.0 million and a fair value of $2.5 million was downgraded from AAA to A- by Fitch, but still rated AAA by Moody’s and Standard and Poor’s. The predominant form of underlying collateral in the private issuer MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgage size. The weighted average origination loan to value of the underlying mortgage loan collateral in CIB Marine’s securities is approximately 61% with approximately 0.4% of the balances in loans with an origination loan to value of over 90% and the range in CIB Marine’s securities’ average origination loan to values is 39% to 74%. The weighted average credit score at origination for the borrowers of the mortgage loans in CIB Marine’s securities is greater than 730 with a range in its securities’ average credit scores at origination of approximately 703 to 751. In addition, the total of loans 60-89 days past due, greater than 90 days past due, loans in foreclosure and other real estate owned relative to the total mortgage loan assets in CIB Marine’s securities is approximately 2.1% as of September 30, 2008. In addition, all of CIB Marine’s private issue MBS holdings are structured so there are subordinated securities owned by others that were issued to take credit losses should there be any, before CIB Marine’s holdings begin to share in any credit losses. In management’s assessment, the level of subordinated securities owned by others is sufficient enough to cover expected losses in the mortgage loan collateral to the extent that CIB Marine does not expect any other-than-temporary impairment, except for the one security with other-than-temporary-impairment, as described above and in Note 4. Given the level of stresses in the housing market and the deteriorating economic environment, there is a growing chance that further credit deterioration in the mortgage loan collateral could result in additional other-than-temporary impairment in the future. CIB Marine has the ability and intent to hold the investments until expected recoveries of their respective fair value, which may be at maturity, and as a result it does not consider the investments in the private issuer MBS with unrealized losses to be other-than-temporarily impaired at September 30, 2008, except for the one security with other-than-temporary-impairment as described above an in Note 4.

Loans

Loans, net of the allowance for loan losses, totaled $556.6 million and were 59.4% of total assets at September 30, 2008, a decrease of $17.9 million from $574.5 million (57.1% of total assets at December 31, 2007). The decrease was mainly due to the sale of CIB Marine’s Florida banking subsidiary, Citrus Bank, which sold loans totaling $38.6 million. Excluding the loans sold due to the Citrus Bank sale, the decrease was also due to a decrease in commercial real estate construction loans of $29.2 million and an increase in the allowance for loan loss of $5.8 million. The decrease was offset by increases in commercial loans of $14.8 million, commercial real estate loans of $35.6 million and residential real estate loans of $4.9 million.

Credit Concentrations

At September 30, 2008, CIB Marine had fifteen secured borrowing relationships with a borrower or a related group of borrowers with total outstanding commitments that exceeded 25% of stockholders’ equity compared to one such relationship at December 31, 2007. The increase in the number of concentrations is largely due to a decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. At September 30, 2008, the total outstanding commitments on these relationships, including lines of credit not fully drawn upon, ranged from 31% to 70% of equity and from 1.4% to 3.1% of total loans. The principal drawn and outstanding on these relationships ranged from $2.6 million to $15.3 million. At December 31, 2007 one relationship, including lines of credit not fully drawn upon, was 36.9% of equity and 3.7% of total loans and the principal drawn and outstanding was $6.9 million.

As shown in the following table, at September 30, 2008 and December 31, 2007, CIB Marine had credit relationships within ten and five industries or industry groups, respectively, with outstanding loan balances exceeding 25% of its stockholders’ equity. The increase is largely due to a decrease in stockholders’ equity, which resulted in a lower threshold for determining such concentrations:

	September 30, 2008			December 31, 2007
INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$182.7	31%	705%	$174.6	29%	290%
Residential Real Estate Developers	98.3	17	379	139.4	23	231
Health Care Facilities	23.4	4	90	29.7	5	49
Nursing/Convalescent Home	20.0	3	77	18.5	3	31
Motel and Hotel	16.9	3	65	20.8	4	35
Manufacturing	14.1	2	54	6.7	1	11
Finance and Insurance	9.6	2	37	6.5	1	11
Retail Trade	9.5	2	37	13.3	2	22
Other Services	8.5	1	33	8.3	1	14
Transportation & Warehousing	8.0	1	31	2.7	<1	5

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. At September 30, 2008 the allowance for loan losses was $26.0 million, or 4.5%, of total loans, compared to $20.7 million, or 3.5%, of total loans, at December 31, 2007. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loan charge-offs. Total charge-offs for the third quarter of 2008 were $7.2 million, while recoveries were $0.2 million, compared to $1.3 million and $0.04 million, respectively, for the same period of 2007. Total charge-offs for the nine months ended September 30, 2008 and 2007 were $15.9 million and $2.7 million, respectively, while total recoveries were $1.5 million in each period.

Beginning in the third quarter of 2007, the quality of the two home equity pools purchased in June 2006 and February 2007 deteriorated significantly in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets. During the first nine months of 2008, CIB Marine charged-off $9.4 million and recovered $0.3 million related to these two home equity pools. At September 30, 2008 and December 31, 2007, the balance of these two home equity pools was $56.4 million and $73.0 million, the amount of loans past due 30 to 89 days and still accruing interest was $1.7 million and $1.5 million and the loss reserves allocated to these two pools totaled $5.9 million and $5.3 million, respectively. The loss reserves allocated increased by $0.6 million due to the increase in the loss rates assigned the current and past due loans in the two pools. Due to the sustained decline in housing markets and adverse conditions for housing finance, CIB Marine changed its practices in the second quarter of 2008 to charge-off 100% of the outstanding principal of each loan in the home equity pools when it becomes 90 days past due. This change accelerated charge-offs of the non-performing loans in the pools.

The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 116.1% at September 30, 2008 compared to 109.4% at December 31, 2007. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses. Such agencies may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$22,640	$21,019	$20,706	$20,906
Loans charged-off
Commercial	(510)	(164)	(782)	(920)
Commercial real estate	(108)	(707)	(994)	(707)
Commercial real estate construction	(3,749)	—	(3,757)	—
Residential real estate	(497)	(27)	(664)	(168)
Home equity	(2,287)	(404)	(9,627)	(844)
Consumer	(9)	(7)	(66)	(16)
Total loans charged-off	(7,160)	(1,309)	(15,890)	(2,655)
Recoveries of loans charged-off
Commercial	146	34	150	660
Commercial real estate	2	—	993	217
Commercial real estate construction	8	—	8	531
Residential real estate	28	—	65	6
Home equity	24	—	287	62
Consumer	1	4	10	8
Total loan recoveries	209	38	1,513	1,484
Net loans (charged-off)/recovered	(6,951)	(1,271)	(14,377)	(1,171)
Provision for loan losses (1)	10,355	5,834	19,715	5,847
Allowance for loan loss sold	(581)	—	(581)	—
Transfer from accrual for unfunded standby letters of credit for funded for funded standby letters of credit	510	—	510	—
Ending balance	25,973	25,582	25,973	25,582
Total loans:
Total company	$582,590	$604,753	$582,590	$604,753
Loans in assets of companies held for disposal	—	(605)	—	(605)
Total loans per consolidated balance sheet	$582,590	$604,148	$582,590	$604,148
Average total loans	621,124	595,171	617,581	578,353
Ratios
Allowance for loan losses to total loans	4.46%	4.23%	4.46%	4.23%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	116.14	93.42	116.14	93.42
Net charge-offs (recoveries) annualized to average total loans:
Commercial	1.76	0.77	1.08	0.58
Commercial real estate and commercial real estate construction	3.71	0.69	1.21	(0.01)
Residential real estate, home equity and consumer	8.63	1.43	10.49	1.18
Total loans	4.45	0.85	3.11	0.27
Ratio of recoveries to loans charged-off	2.92	2.90	9.52	55.89

____________
(1)
The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for both the quarter and nine months ended September 30, 2008. See Note 11 for further information.

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed properties. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that the principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is classified as restructured when a concession is granted to a borrower for reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required of the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt or reduce the accrued interest. Foreclosed properties represent properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing and related asset quality ratios:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$2,042	$1,855	$1,895
Commercial real estate	2,779	2,814	13,018
Commercial real estate construction	16,657	11,378	9,287
Residential real estate	262	393	370
Home equity	—	2,416	1,069
Consumer	8	10	—
Total nonaccrual loans	21,748	18,866	25,639
Foreclosed properties	1,037	1,344	1,180
Restructured loans	—	—	—
Total nonperforming assets	$22,785	$20,210	$26,819
Loans 90 Days or More Past Due and Still Accruing
Commercial	$570	$19	$—
Commercial real estate	—	—	1,693
Commercial real estate construction	—	—	51
Residential real estate	45	47	—
Home equity	—	—	—
Consumer	—	—	—
Total Loans 90 day or more past due and still accruing	$615	$66	$1,744
Allowance for loans losses	$25,973	$20,706	$25,582
Total loans:
Total company	$582,590	$595,861	$604,753
Loans in assets of companies held for disposal	—	(602)	(605)
Total loans per consolidated balance sheet	$582,590	$595,259	$604,148
Total assets:
Total company	$937,076	$1,005,787	$982,188
Assets of branches held for sale and companies held for disposal	(1,092)	(1,851)	(2,559)
Net	$935,984	$1,003,936	$979,629
Ratios:
Nonaccrual loans to total loans (1)	3.73%	3.17%	4.24%
Foreclosed properties to total assets (1)	0.11	0.13	0.12
Nonperforming assets to total assets (1)	2.43	2.01	2.73
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (1)	3.84	3.18	4.53
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (1)	2.50	2.02	2.91

____________
(1)  Assets of companies held for disposal are deducted for ratio calculations.

Nonaccrual loans increased $2.9 million from $18.9 million at December 31, 2007 to $21.8 million at September 30, 2008. The increase was the result of loans totaling $14.7 million being added to nonaccrual, offset by $4.4 million in payments, $5.2 million of charge-offs, $2.0 million in loans transferred to loans held for sale and $0.3 million transferred to foreclosed properties. The ratio of nonaccrual loans to total loans was 3.73% at September 30, 2008 compared to 3.17% at December 31, 2007.

At September 30, 2008, CIB Marine had five borrowing relationships (loans to one borrower or a group of borrowers) with nonaccrual loan balances in excess of $1.0 million. These five relationships accounted for $18.2 million, or 83.8%, of nonaccrual loans as of September 30, 2008 and consisted of the following:

•
Commercial real estate loan in the amount of $6.3 million to a borrower secured by land for commercial and residential development. As of September 30, 2008, specific reserves of $3.6 million were allocated to this borrowing relationship.

•
Commercial real estate land development loan in the amount of $5.1 million to a borrower secured by a first mortgage. As of September 30, 2008 $2.5 million in specific reserves were allocated to this borrowing relationship.

•
Commercial real estate loan in the amount of $3.1 million to a borrower secured by a first mortgage on a residential and commercial property. As of September 30, 2008, $1.3 million of specific reserves were allocated to this relationship and no charge-offs have been taken. Additionally, at September 30, 2008, CIB Marine had an investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities related to this commercial real estate borrowing relationship. During 2007, CIB Marine deemed its investment was fully impaired and at September 30, 2008 CIB Marine’s carrying value of this investment was zero.

•
Commercial real estate loan in the amount of $1.9 million to a borrower secured by a first mortgage on two commercial properties. As of September 30, 2008, specific reserves of $0.2 million were allocated to this borrowing relationship.

•
Commercial real estate construction loan in the amount of $1.9 million to a borrower secured by partially developed land. As of September 30, 2008, specific reserves of $1.0 million were allocated to this borrowing relationship.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

Foreclosed properties were $1.0 million and consisted of seven properties at September 30, 2008 compared to $1.3 million and six properties at December 31, 2007. All foreclosed properties were held for sale. At September 30, 2008, all of the individual properties were valued at under $0.5 million. One commercial foreclosed property accounted for $0.4 million of the balance at September 30, 2008 compared to two commercial properties with a combined balance of $1.1 million at December 31, 2007. These properties relate to one borrowing relationship located in Illinois. The properties were acquired in 2007 through deeds in lieu of foreclosure.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. At September 30, 2008, CIB Marine had three loans totaling $0.6 million that were 90 days or more past due and still accruing.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.50% at September 30, 2008 compared to 2.02% at December 31, 2007.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased $5.4 million from $16.2 million at December 31, 2007 to $21.6 million at September 30, 2008. At both September 30, 2008 and December 31, 2007 substantially all impaired loans were also classified as nonaccrual. See the “Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest” section for further discussion of these loans. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment disclosures.

The following table sets forth information regarding impaired loans:
	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)

Impaired loans without a specific allowance	$1,802	$5,101	$5,631
Impaired loans with a specific allowance	19,753	11,053	18,496
Total impaired loans	21,555	16,154	24,127
Specific allowance related to impaired loans	$9,525	$4,051	$8,791

Companies Held For Disposal

At September 30, 2008 and December 31, 2007, assets and liabilities of companies held for disposal are summarized in the following table and included a tax exposure liability for a subsidiary sold in 2004. The liability for the tax exposure, including interest and penalties, was $1.9 million and $1.8 million at September 30, 2008 and December 31, 2007, respectively. See Note 1-Basis of Presentation to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on the tax exposure liability.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets of companies held for disposal:
CIB Construction (1)	$1,115	$1,183
Other (2)	(23)	668
Total assets of companies held for disposal	$1,092	$1,851
Liabilities of companies held for disposal:
CIB Construction (1)	$1,803	$2,365
Other (3)	3,472	1,611
Total liabilities of companies held for disposal	$5,275	$3,976
___________
(1)
Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to this restriction. CIB Marine received an extension from the banking regulators to hold Canron until December 31, 2008 and has requested an additional extension until June 30, 2009.

(2)	Includes elimination of intercompany transactions between companies held for disposal and affiliates. Additionally, 2007 includes $0.7 million in assets of Mortgage Services, Inc. (“MSI”).
(3)
2008 and 2007 includes tax exposure liability of sold subsidiary. Additionally, 2007 includes elimination of intercompany transactions between companies held for disposal and affiliates and $0.7 million in liabilities of MSI.

CIB Construction (includes Canron)

Canron began liquidation distributions to its shareholders in August 2005. During the first nine months of 2008, Canron continued to collect both on and off-balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. Canron filed Articles of Dissolution in December 2006.

The following table summarizes the composition of CIB Construction’s balance sheets. The balance sheets reflect estimated liquidation values less costs to sell:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets:
Cash on deposit at CIB Marine	$23	$23
Cash and cash equivalents not at CIB Marine	941	643
Other assets	151	517
Total assets	$1,115	$1,183
Liabilities and stockholder’s equity:
Income tax payable to CIB Marine	$711	$1,204
Other income tax payable	183	205
Other liabilities	909	956
Total liabilities	1,803	2,365
Stockholder’s equity	(688)	(1,182)
Total liabilities and stockholder’s equity	$1,115	$1,183

Deposit Liabilities

Total deposits decreased $61.8 million, or 8.3%, from $745.6 million at December 31, 2007 to $683.8 million at September 30, 2008. The decrease was primarily due to the sale of $86.7 million in deposits of CIB Marine’s Florida banking subsidiary, Citrus Bank. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 68.8% at September 30, 2008 and 62.2% at December 31, 2007, reflecting CIB Marine’s reliance on time deposits as a primary source of funding. At September 30, 2008 time deposits of $100,000 or more amounted to $163.7 million, or 34.8%, of total time deposits, compared to $169.0 million, or 36.4%, at December 31, 2007. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $25.1 million, or 5.3%, of total time deposits at September 30, 2008, and $22.2 million, or 4.8%, of total time deposits at December 31, 2007.

Borrowings

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, increased $17.6 million from $159.5 million at December 31, 2007 to $177.1 million at September 30, 2008. The increase occurred in short-term borrowings, which were $88.3 million at September 30, 2008 compared to $85.6 million at December 31, 2007 and long-term borrowings from $12.0 million at December 31, 2007 to $27.0 million at September 30, 2008. During the first half of 2008, CIB Marine chose to meet funding needs resulting from increased assets through increased FHLB borrowings due to the relative cost advantage of these borrowings over other funding sources such as retail or brokered deposits.

CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on its junior subordinated debentures for consecutive periods not exceeding five years; but not beyond the stated maturity. As a result of the Agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003. At September 30, 2008 and December 31, 2007 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $36.8 million and $30.3 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. Throughout the deferral period, interest on these borrowings continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. During the first nine months of 2008, CIB Marine took actions to begin implementing its capital plan as disclosed in its 2007 Form 10-K to pursue, among other items, the goal of bringing the trust preferred securities interest payments current as soon as possible. As part of this plan, in August, 2008, CIB Marine sold all of the branches, certain assets and deposit liabilities of its Florida banking subsidiary, Citrus Bank. See the “Liquidity and Capital Plan Update” discussion in this Form 10-Q for further information.

During 2008, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities.

In 2004, CIB Marine entered into a Written Agreement with the FRB (the “Written Agreement”). Among other items, the Written Agreement requires CIB Marine to obtain FRB approval before incurring additional borrowings or debt.

Liquidity and Capital Plan Update

The objective of liquidity risk management at the subsidiary bank of CIB Marine is to ensure that they have adequate funding capacity for commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. Liquidity positions of the subsidiary banks are actively managed by estimating, measuring and monitoring their sources and uses of funds. CIB Marine subsidiary bank funding requirements are primarily met by the inflow from deposits, loan repayments and investment debt service payments and maturities. Each of these subsidiary banks also make use of noncore funding sources in a manner consistent with their liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources utilized by CIB Marine subsidiary banks include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLB and short-term brokered and negotiable time deposits. CIB Marine subsidiary banks have also established significant loans and investment security secured borrowing lines with the FRB and have maintained secured borrowing lines with nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term brokered and negotiable time deposits and long-term borrowings from the FHLB. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities.

During the first nine months of 2008, the availability of federal funds purchased for CIB Marine subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income securities. Additionally, pursuant to the aforementioned Written Agreement between CIB Marine and the FRB, CIB Marine must obtain FRB approval before incurring additional borrowing or debt.

The following discussion should be read in conjunction with the consolidated statement of cash flows contained in the consolidated financial statements.

CIB Marine’s primary sources of funds for the nine months ended September 30, 2008 were $41.0 million of proceeds received from the sale of CIB Marine’s Florida banking subsidiary, Citrus Bank, $24.9 million increase in deposits, $15.0 million net increase in long-term borrowings and debt service and redemption payments resulting in a $12.7 million net decrease in the investment portfolio. Other sources of funds included a $2.6 million increase in short-term borrowings, $2.2 million of cash provided by operating activities and $0.7 million in proceeds from the sale of foreclosed properties.

Deposits sold, primarily in connection with the Citrus Bank sale, of $86.7 million and a $43.6 million increase in loans were CIB Marine’s primary uses of funds for the nine months ended September 30, 2008.

CIB Marine had liquid assets from continuing operations of $45.8 million and $74.8 million at September 30, 2008 and December 31, 2007, respectively.

CIB Marine was able to meet its liquidity needs during the first nine months of 2008. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of trust preferred securities. The obligations under the trust preferred securities are solely the obligations of the CIB Marine parent company and not obligations of the CIB Marine subsidiary banks. Under the terms of the trust preferred securities, the deferral period may last up to five years. This deferral period extends to February 2009, at which point CIB Marine will be required to have paid all of the accrued interest on the securities or be in default on such securities. As of September 30, 2008, the accrued and unpaid interest on the trust preferred securities totaled $36.8 million. CIB Marine estimates that by February 2009, the accrued and unpaid interest on those securities will total $39.3 million. During the first nine months of 2008, CIB Marine continued to defer interest payments on its junior subordinated debentures and, as a result, had adequate funding capacity to meet its other obligations.

As of September 30, 2008, the CIB Marine parent company had $20.9 million in total cash and cash equivalents. In addition, the Parent Company also holds $14.5 million in loans that it is attempting to collect and an additional $4.0 million in loans held for sale. Any use of this cash to pay interest or principal on the trust preferred securities is subject to approval by the FRB. Only cash available at the CIB Marine parent company may be used to pay debts or expenses of the parent, including interest or principal on the trust preferred securities.

As reported in Part II, Item 7 of its 2007 Form 10-K, CIB Marine management has been developing and implementing a comprehensive capital plan to pursue the goals of bringing the trust preferred securities interest payments current as soon as possible, maintaining “well-capitalized” capital ratios at all subsidiary banks, and improving the efficiency of CIB Marine through revenue growth and expense management. All of these goals were targeted to provide the greatest value possible to shareholders of CIB Marine. Please refer to CIB Marine’s 2007 Form 10-K for a more detailed description of the capital plan and to updates provided in the first and second quarter 2008 Form 10-Qs.

During the first nine months of 2008, management pursued efforts on each of the options outlined in its capital plan. On August 15, 2008, CIB Marine completed the sale of the branches, deposits and most of the loans of Citrus Bank, its Florida banking subsidiary, to a third party. Following the sale, the remaining assets, liabilities, and capital of Citrus Bank were merged into CIB Marine. Most of these assets were in the form of approximately $18.5 million of retained loans. CIB Marine continues to attempt to liquidate these loans to increase cash balances at the Parent Company.

In addition, CIB Marine management applied to its Wisconsin and Illinois bank regulators for permission to transfer capital (in excess of amounts necessary to remain in compliance with regulatory “well-capitalized” guidelines) from Marine Bank and Central Illinois Bank, respectively, to CIB Marine. CIB Marine intended to use that cash to pay accrued and unpaid interest on its trust preferred securities. In July and August 2008, respectively, these requests were denied.

At the direction of the Board of Directors, in May 2007, CIB Marine engaged Stifel Nicolaus & Company (“Stifel”) to assist Management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving the Company. The effort to identify potential partners has been extensive over the past twelve months. CIB Marine is currently negotiating a definitive agreement with a Midwest bank holding company. However, unless the structure and terms of a transaction are agreed to and a definitive agreement is negotiated, neither the Company nor any of the potential transaction partners is or will be under any legal obligation to continue these discussions.

CIB Marine has also begun negotiations with certain of the holders of the trust preferred securities to seek restructuring, including forgiveness of the accrued and unpaid interest and principal reduction on the securities. This negotiation may either be conducted in conjunction with a merger partner or independently by CIB Marine.

If neither of the above liquidity strategies are realized, the Company will not be able to pay the entire amount of accrued interest to the holders of its trust preferred securities. While CIB Marine is not aware of any precedent of a default by a bank holding company on trust preferred securities, CIB Marine management believes any such action will have serious adverse consequences on the shareholders and trust preferred holders and could have a material adverse effect on continuing operations.

In addition, CIB Marine continues to focus on the safety and soundness of the banks. It should be noted that as of September 30, 2008, the capital ratios of the banks were all at “well-capitalized” levels under prompt corrective action provisions. In addition, liquidity remains strong at both banks with contingency plans in place to further ensure the safety of depository customers. During the third quarter, 2008, CIB Marine provided a capital contribution of $3 million to Marine Bank. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at its subsidiary banks.

CIB Marine continues efforts to negotiate a business combination transaction with a third party and restructuring or forgiveness of interest and/or principal with the trust preferred securities holders, the financial information in Part I does not consider any adjustments that may be necessary should CIB Marine not be able to meet its obligations as they come due.

Capital and Regulatory Matters

CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and each bank subsidiary is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the banks’ assets and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. There are five capital categories defined in the regulations: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To be categorized as “well-capitalized,” the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

Classification of a subsidiary bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

At September 30, 2008, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as “well-capitalized”.

As stated in Note 11 to the Unaudited Consolidated Financial Statements included in this Form 10-Q, at both September 30, 2008 and December 31, 2007, CIB Marine was subject to a Written Agreement which, among other things, restricts the payment of cash dividends by CIB Marine without prior written consent of the FRB and requires CIB Marine to maintain a sufficient capital position for the consolidated organization. As of September 30, 2008, the capital level of CIB Marine exceeded the minimum required level. However, the Tier 1 leverage ratio has declined to 4.16% as of September 30, 2008 compared to 7.92% as of December 31, 2007. The decline reflects the continued operating losses of CIB Marine during 2008. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further OTTI adjustments to its securities portfolio and potential loan recoveries, CIB Marine's capital ratios could fall below the "adequately capitalized" level. CIB Marine's ability to execute its capital plan, outlined in its 2007 Form 10-K and further updated in the "Liquidity and Capital Plan Update" discussion in this Form 10-Q, also will significantly influence its ability to remain "adequately capitalized". The regulatory minimum required to be “adequately capitalized” for this ratio is 4.00%. CIB Marine’s ability to remain “adequately capitalized” is dependent upon the successful execution of its capital plan outline in its 2007 Form 10-K and further updated in the “Liquidity and Capital Plan Update” discussion in this Form 10-Q.

The calculation of risk-based capital of CIB Marine at September 30, 2008 and December 31, 2007 is set forth below:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Risk weighted assets	$698,194	$743,970
Average assets (1)	1,000,707	997,708
Capital components
Stockholders’ equity	$25,925	$60,306
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(49,605)	(39,898)
Maximum allowable in tier 1 capital	10,395	20,102
Nonfinancial equity items	—	—
Less: disallowed intangibles	—	—
Add: unrealized loss on securities	5,261	(1,382)
Tier 1 capital	41,581	79,026
Allowable allowance for loan losses	8,940	9,449
Allowable subordinated debentures net of investment in trust	49,605	39,898
Tier 2 Capital	58,545	49,347
Allowable Tier 2 Capital (equal to Tier 1)	41,581	49,347
Total risk-based capital	$83,162	$128,373

____________
(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

The following table presents CIB Marine’s and its subsidiary banks’ capital ratios as of September 30, 2008 and December 31, 2007.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
September 30, 2008
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$83,162	11.91%	$55,856	8.00%	$
Central Illinois Bank	58,461	16.96	27,575	8.00		34,469	10.00%
Marine Bank	39,910	12.21	26,159	8.00		32,699	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$41,581	5.96%	$27,928	4.00%	$
Central Illinois Bank	54,110	15.70	13,787	4.00		20,681	6.00%
Marine Bank	35,670	10.91	13,080	4.00		19,620	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$41,581	4.16%	$40,028	4.00%	$
Central Illinois Bank	54,110	10.61	20,398	4.00		25,497	5.00%
Marine Bank	35,670	8.25	17,288	4.00		21,610	5.00

December 31, 2007
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$128,373	17.26%	$59,518	8.00%	$
Central Illinois Bank	60,381	19.26	25,082	8.00		31,352	10.00%
Marine Bank	50,023	14.82	27,012	8.00		33,765	10.00
Citrus Bank	19,855	21.87	7,261	8.00		9,077	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,026	10.62%	$29,759	4.00%	$
Central Illinois Bank	56,399	17.99	12,541	4.00		18,811	6.00%
Marine Bank	45,756	13.55	13,506	4.00		20,259	6.00
Citrus Bank	18,698	20.60	3,631	4.00		5,446	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$79,026	7.92%	$39,908	4.00%	$
Central Illinois Bank	56,399	12.18	18,525	4.00		23,156	5.00%
Marine Bank (1)	45,756	11.31	16,177	4.00		20,221	5.00
Citrus Bank	18,698	15.03	4,976	4.00		6,220	5.00
____________
(1)	Pursuant to the Memorandum of Understanding in effect as of the period end, the bank was required to maintain a Tier 1 leverage capital level equal to or exceeding 8% of total average assets.

CIB Marine’s stockholders’ equity was $25.9 million or 2.8% of total assets at September 30, 2008 compared to $60.3 million or 6.0% of total assets at December 31, 2007. The decrease during the first nine months of 2008 was primarily due to a net loss of $28.0 million and a $6.6 million increase in accumulated other comprehensive loss. The increase in the net unrealized loss occurred mainly in other notes and bonds and mortgage-backed securities, resulting from a general deterioration in the mortgage lending and related industries, as well as the declining interest rate environment.

Off-Balance Sheet Arrangements

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at September 30, 2008 and December 31, 2007, is $4.1 million and $5.9 million, respectively, with a weighted average term of approximately 8 months at both September 30, 2008 and December 31, 2007. CIB Marine did not default on any payment obligations with the other banks.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. CIB had commitments to extend credit of $117.9 million and $174.3 million at September 30, 2008 and December 31, 2007, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2007, CIB Marine’s market risk profile has favored declining interest rates over rising interest rates. For additional information regarding CIB Marine’s market risk, refer to its 2007 Annual Report on Form 10-K, which is on file with the SEC.

The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2008.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$254,977	$49,166	$71,828	$202,848	$3,771	$582,590
Securities	28,068	21,536	35,019	156,784	56,677	298,084
Federal funds sold	29,938	—	—	—	—	29,938
Total interest-earning assets	312,983	70,702	106,847	359,632	60,448	910,612
Interest-bearing liabilities:
Time deposits	190,721	95,616	131,909	52,438	122	470,806
Savings and interest-bearing demand deposits	157,527	—	—	—	—	157,527
Short-term borrowings	86,259	—	2,000	—	—	88,259
Long-term borrowings	—	—	6,000	21,000	—	27,000
Junior subordinated debentures	20,619	—	—	41,238	—	61,857
Total interest-bearing liabilities	$455,126	$95,616	$139,909	$114,676	$122	$805,449
Interest sensitivity gap (by period)	(142,143)	(24,914)	(33,062)	244,956	60,326	105,163
Interest sensitivity gap (cumulative)	(142,143)	(167,057)	(200,119)	44,837	105,163	105,163
Cumulative gap as a % of total assets	(15.17)%	(17.83)%	(21.36)%	4.78%	11.22%

The following table illustrates the expected percentage change in net interest income over a one-year period due to the immediate change in short-term U.S. prime rate of interest as of September 30, 2008 and December 31, 2007.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
September 30, 2008	(12.19)%	(5.99)%	8.63%	6.37%
December 31, 2007	(7.35)%	(4.09)%	(0.42)%	(2.96)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation, CIB Marine’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following items are updates to the discussion of litigation matters presented in CIB Marine’s 2007 annual report on Form 10-K. Please refer to Item 1 of Part II to CIB Marine’s 2007 Form 10-K for additional information.

On August 14, 2008, a settlement conference was held in the Dennis Lewis and John Ruedi matters. As a result of that settlement conference, the Company has reached an agreement with the plaintiffs in both suits to settle those cases. The general terms of the settlement would involve the payment by the Company of approximately $3.4 million (against which the Company has previously reserved $3.0 million), together with an additional amount paid by the Company’s insurer, inclusive of costs and the Company’s agreement to certification of a plaintiff class for purposes of participating in the settlement (all persons who purchased the Company’s stock between January 21, 2000 and April 12, 2004) and obtaining class approval, in exchange for which all claims against the Company, its insurer and the individual defendants in both lawsuits would be dismissed.

The parties’ agreement to settle the cases on these terms is subject to a number of conditions, including (i) having no more than a minimal number of class members opt out of the settlement class (which condition can be waived by the Company); and (ii) final approval of the terms and fairness of the settlement by the court in the Lewis case.

Mark Sindecuse, a shareholder of CIB Marine commenced an action in the US District Court, Eastern District of Missouri against CIB Marine, a former director of CIB Marine, and a company owned by the former director. In August 2007, the Court granted the defendants’ motion for summary judgment. The plaintiff’s appeal to the US Court of Appeals for the Eighth Circuit was denied on September 5, 2008. The deadline for any reconsideration has passed and CIB Marine believes that this matter is now concluded.

ITEM 1A. RISK FACTORS

In addition to the “Risk Factors” in Item 1A of CIB Marine’s annual report on Form 10-K for the year ended December 31, 2007, we set forth the additional risk factors.

The current economic environment poses significant challenges to CIB Marine’s efforts to execute its capital plan.

Cib Marine is operating in a difficult and uncertain economic environment which makes a quick return to profitability unlikely. This will continue to put pressure on already declining capital ratios at CIB Marine. In addition to the deteriorating credit quality due to the economic downturn, troubled worldwide credit markets and the specific contraction of the U.S. housing market which have been reflected in higher provision for loan losses and loan charge-offs, these same trends may also cause valuation changes and losses in other balance sheet items, most notably the investment portfolio. During future periods, as the full effects of the economic conditions on CIB Marine’s investment portfolio are determined, CIB Marine may experience write-downs in its investment portfolio if it is determined in the future that some of the investments have been other-than-temporarily impaired (“OTTI”). OTTI adjustments to assets or a continued deterioration in condition would further reduce the level of capital and could result in CIB Marine or its subsidiary banks being considered undercapitalized. Being undercapitalized from a regulatory standpoint would likely result in additional restrictions being placed on CIB Marine, further restricting its ability to meet its obligations as they come due. CIB Marine could fall below “adequately capitalized” in future periods depending on continuing losses, the overall size of the balance sheet, further OTTI adjustments to the securities portfolio and potential loan recoveries.

CIB Marine may be adversely affected by current economic and market conditions.

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and CIB Marine in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate CIB Marine's exposure to credit risk. The United States Department of the Treasury ("U.S. Treasury") and the Federal Deposit Insurance Corporation have instituted programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system in general are uncertain. CIB Marine is evaluating its eligibility to and the propriety of participation in any such programs, including the U.S. Treasury's capital purchase program.

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

CIB MARINE BANCSHARES, INC. (Registrant)

Date: November 19, 2008	By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok Chief Financial Officer