Form 10-K
period 2008-12-31
CIB MARINE BANCSHARES INC
filed 2009-04-16
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

While there is currently no active trading market for shares of CIB Marine’s common stock, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $23,276,000 (based upon the closing price of $1.35 per share of the registrant's common stock on the OTC "Pink Sheets" as of June 30, 2008).

As of March 31, 2009, there were 18,346,442 shares issued and 18,341,231 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Documents are Incorporated
None

EXPLANATORY NOTE

This document is intended to speak as of December 31, 2008, except as otherwise noted.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

CIB MARINE

CIB Marine Bancshares, Inc. (“CIB Marine” or the “Company”) is a multi-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. CIB Marine owned and operated two separately chartered commercial banking organizations at December 31, 2008: Central Illinois Bank, with its main office in Champaign, Illinois (“CIB Bank”); and Marine Bank, with its main office in Wauwatosa, Wisconsin, a suburb of Milwaukee (“Marine Bank” and, together with CIB Bank, the “Banks”).

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

During 2003, CIB Marine shifted its strategic focus from business development and asset growth to improving the company’s credit administration function, asset quality, and liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of the loan portfolio and other credit related matters, including credit concentration risk and weaknesses in the credit administration process, identified by the bank and bank holding company regulators during their regular examinations in 2002 and 2003. These issues subsequently resulted in the issuance of various orders, agreements and memoranda with the banking regulators, CIB Marine and its bank subsidiaries. During 2004 and 2005, CIB Marine took a number of actions to improve its financial condition and corrected the weaknesses which were identified in the credit administration process. During 2006 and 2007, CIB Marine continued to take actions to improve its financial condition with a particular emphasis on strengthening business development and continuing to reduce operating costs, including the closure or sale of certain of its subsidiary bank branches. In 2008, CIB Marine continued to focus on making changes to its operations to reduce costs, strengthen liquidity, and strengthen capital ratios at its subsidiary banks. In August 2008, the deposits, branches, and most loans of its Florida banking subsidiary, Citrus Bank, NA, were sold.

Additional Information

See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations (which includes discussion of CIB Marine’s capital plan in the “Liquidity and Capital Plan Update” section) and Supplementary Data in Part II of this Form 10-K for more details regarding certain of the above described items.

Markets Served

At December 31, 2008, CIB Marine served the following geographic markets or regions through its banking subsidiaries. Information on these banks as of December 31, 2008 and the markets they served is set forth in the following table:

Bank	Geographic Market/Region	Operated Since	Banking Facilities	Assets	Deposits
				(Dollars in millions)
Central Illinois Bank	Central Illinois	1987	12	$484.8	$374.1
Marine Bank	Greater Milwaukee, Greater Indianapolis, Phoenix	1997	6	$399.3	$334.1

Nonbank Subsidiaries

At December 31, 2008, CIB Marine had one wholly-owned operating nonbanking subsidiary, CIB Marine Information Services, Inc. CIB Marine also had three wholly-owned nonbanking subsidiaries that had ceased operations and are in the process of winding down: Mortgage Services, Inc.; CIB Marine Capital, LLC; and CIB Construction, LLC.

CIB Marine Information Services, Inc.

CIB Marine Information Services, Inc. (“CIB Marine Information”), an Illinois corporation and wholly-owned subsidiary of CIB Marine, was incorporated in August 1990 as CIB Data Processing Services, Inc. In 2002, CIB Marine changed the name of the subsidiary to CIB Marine Information Services, Inc. This subsidiary was organized to provide in-house data processing services, coordinate computer equipment leases and purchases, license banking software, and coordinate operation of CIB Marine software. During the fourth quarter of 2007, in CIB Marine’s continuing effort to improve operating efficiencies, significant portions of CIB Marine’s and subsidiary banks’ data processing was outsourced to Jack Henry and Associates Inc. Following this migration to outsourced service bureau support of core customer accounting systems, CIB Marine Information restructured its staffing and now is focused on a more limited support of CIB Marine-owned and operated technology and information networks. As of December 31, 2008, CIB Marine Information had six full-time equivalent employees. CIB Marine Information does not separately own any facilities.

Mortgage Services, Inc.

CIB Marine sold the operations of Mortgage Services, Inc. (“MSI”), a mortgage origination and mortgage brokerage services company, in the third quarter of 2004. During 2008, MSI continued to collect payments on its remaining loans and at December 31, 2008 had $0.5 million in mortgage loans outstanding. CIB Marine continues to offer residential mortgage loans through its subsidiary banks.

CIB Marine Capital, LLC

In April 2001, CIB Marine established CIB Marine Capital, LLC (“CIB Marine Capital”), a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans. Typically, the collateral coverage on these loans was insufficient to secure a senior debt position. These loans were, by their nature, inherently riskier than senior debt position loans. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs. At December 31, 2007, CIB Marine had no loans outstanding, but continued collection efforts on previously charged-off loans. During 2008, CIB Marine sold the operations and the majority of the loans of its Florida banking subsidiary. CIB Marine transferred the loans not purchased by the buyer of its Florida banking operations to CIB Marine Capital. As of December 31, 2008, CIB Marine Capital had loans and loans held for sale with a total net carrying value of $16.5 million. CIB Marine Capital is continuing to wind down its affairs including the sale or collection of these outstanding loans.

CIB Construction, LLC

In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction LLC (“CIB Construction”), 84% of Canron Corporation (“Canron”), a steel fabrication and erection company that had operations in the United States, Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations and it is classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. At December 31, 2008, CIB Construction had $1.0 million in assets and $1.7 million in liabilities, including $0.7 million taxes due to its parent resulting from a tax sharing agreement. For more information on this company see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Companies Held for Disposal, and Item 8, Note 6-Companies Held for Disposal and Discontinued Operations in Part II of this Form 10-K.

Management Support Services

In addition to the support services provided by its nonbank subsidiaries, CIB Marine, as a holding company, performs a significant portion of its subsidiaries’ back office services, including credit administration, treasury, and asset/liability management support services, accounting, finance, audit, operations, human resources, legal, marketing and advertising. CIB Marine continues to evaluate opportunities to further reduce these costs and improve the efficiency of all of its operations. At December 31, 2008, CIB Marine had 73 full-time equivalent employees at the holding company level, a majority of who are providing the described services to CIB Marine’s subsidiaries.

Total Employees

At December 31, 2008, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 197 full-time equivalent employees.

COMPETITION

The banking industry is highly competitive. CIB Marine’s subsidiary banks compete for loans, deposits and other financial services in their markets and surrounding areas. In addition to local, regional, and national banking competition in the markets it serves, CIB Marine competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by CIB Marine. Beginning in 2007, general economic conditions were impacted by credit market turmoil followed by significant deterioration in the banking industry and a general downturn in the economy. The continuing weakened performance of the banking industry has provided particular competitive pressure through both a difficult lending environment and historically high cost of certificates of deposit and other consumer pricing compared to other borrowing alternatives and asset yields. This has increased the pressure on net interest margin at CIB Marine and most other community banking organizations in its markets.

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

CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is regulated by the Federal Reserve Board (the “FRB”). CIB Marine’s bank subsidiaries have the Federal Deposit Insurance Corporation (“FDIC”) as their primary federal regulator, and are also regulated by the state banking regulator for the state in which they are chartered: the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate (“DBRE”) or the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”).

CIB Marine and its nonbank subsidiaries are subject to examination by the FRB. The state banking regulators and FDIC periodically conduct examinations of CIB Marine’s state bank subsidiaries and nonbank subsidiaries that are under their regulatory authority.

The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations on a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. Currently, CIB Marine is subject to a Written Agreement with the Federal Reserve Bank of Chicago (the “Reserve Bank”). See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K.

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

The FRB and the FDIC have also adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk for institutions with substantial trading activities or institutions where the federal banking regulator deems it necessary for safety and soundness, became effective January 1, 1998. Under these market risk requirements, capital must be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The market risk requirements do not presently apply to CIB Marine or any of its bank subsidiaries.

The FRB also requires bank holding companies to maintain a minimum “leverage ratio” of Tier 1 capital to adjusted total assets of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%.

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

At December 31, 2008, all of CIB Marine’s subsidiary banks were in compliance with these minimum capital requirements and were classified as “well capitalized”. During 2008 the CIB Marine parent company contributed $5.0 million of capital to the Banks and, subsequent to December 31, 2008, contributed an additional $2.0 million of capital to the Banks.

At December 31, 2008 CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of its subsidiary banks, nonbank subsidiaries and the consolidated organization. As of December 31, 2008, CIB Marine’s Tier 1 leverage ratio had declined from 7.92% at December 31, 2007 to 3.58%. As a result, CIB Marine’s Tier 1 leverage ratio fell below the “minimum capital” threshold applicable under the Agreement and the regulatory guidelines of the FRB. The decline reflects the continued operating losses of CIB Marine during 2008. Depending on the extent of continuing losses incurred by CIB Marine in future periods, as well as the overall size of its balance sheet, further other-than-temporarily impairment adjustments to its securities portfolio and potential loan recoveries, CIB Marine’s capital ratios could decline further. CIB Marine’s ability to increase its capital and meet the requirements of the Agreement is dependent upon the successful execution of its capital plan outlined in the liquidity discussion in Part II, Item 7 of this Form 10-K.

For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee on Banking Supervision, sometimes referred to as “Basel II.” In November 2007, the U.S. bank regulators issued final rules, effective April 2008, to implement the most advanced approach under Basel II for banks with over $250 billion in assets or over $10 billion in foreign exposure. The regulators have also said they will propose rules permitting smaller financial institutions, such as CIB Marine and its bank subsidiaries, to choose between the current method of calculating risked-based capital (“Basel I”) and the “standardized” approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I. The requirement to maintain a minimum leverage ratio, which is not risk-based, remains in effect. CIB Marine was not required to and did not adopt the “standardized” approach.

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

Cross-Guarantees Under the Federal Deposit Insurance Act

Under the Federal Deposit Insurance Act (“FDIA”), when two or more insured depository institutions are under common control, each of those depository institutions may be liable for any loss incurred, or expected to be incurred, by the FDIC in connection with the default of any of the others. Each also may be liable for any assistance the FDIC provides to the other institutions. “Default” means the appointment of a conservator or receiver for the institution. Thus, either of CIB Marine’s banking subsidiaries could be liable to the FDIC if the FDIC were to suffer a loss in connection with the other of CIB Marine’s banking subsidiary. This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions).

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take prompt corrective action in respect to FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors established by regulation. Under applicable regulations, an FDIC-insured bank is defined as well capitalized if it maintains a leverage ratio of Tier 1 capital to quarterly average total assets of at least 5%, a total capital ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items, of at least 10% and a Tier 1 capital ratio of Tier 1 capital to risk-weighted assets of at least 6% and is not otherwise in “troubled condition” as specified by its appropriate federal regulatory agency.

A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements: a leverage ratio of 4% or greater (or 3% or greater if it receives the highest composite examination rating by its examiners, subject to appropriate federal banking agency guidelines); a total capital ratio of 8% or greater; and a Tier 1 capital ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment. Regulators also have the authority to increase minimum capital levels above those requirements discussed above in which case a bank would no longer be considered well capitalized.

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

At December 31, 2008, pursuant to FDIC regulations in 12 C.F.R. Part 325, both of CIB Marine’s subsidiary banks were classified as well capitalized. However, as noted in the Subsequent Events section below, in March 2009 Marine Bank stipulated to a cease and desist order (the “C&D”) which was signed by the FDIC and the WDFI in early April 2009, and is expected to become effective in the near future. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D requires Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also include a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum tier 1 leverage ratio of 10% at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it becomes effective, can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

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

Dividend Restrictions

The FRB’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The FRB believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Pursuant to the Agreement entered into with the Reserve Bank, CIB Marine has agreed not to declare or pay dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors. In addition, as a result of the Agreement entered into with its regulator, CIB Marine has elected to defer all interest payments on its junior subordinated debentures subsequent to December 31, 2003. However, this deferral period is only permitted for five years, and began expiring in the first quarter of 2009. According to the terms of its junior subordinated debt agreements, during the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K for further information on the Agreement. Also, see the liquidity discussion and capital plan in Item 7 of this Form 10-K for further information on CIB Marine’s strategies to become current on its junior subordinated debentures interest payments.

CIB Marine’s ability to pay any dividends to its shareholders depends in large part on the ability of CIB Marine’s subsidiary banks to pay dividends to it. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state-chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIB Marine’s state-chartered banks, the laws of Illinois and Wisconsin are applicable. In addition, the FRB and the banks’ regulators have the authority to prohibit CIB Marine and its subsidiary banks from paying dividends, depending upon CIB Marine’s and the banks’ financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Federal Deposit Insurance

As FDIC-insured institutions, each of CIB Marine’s subsidiary banks is required to pay deposit insurance premiums based on the risk each poses to the FDIC insurance funds. In 2008, the FDIC had the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC had adopted a premium rate schedule, which provided for an assessment range in 2008 of 0.05% to 0.43% of domestic deposits, depending on the capital category and supervisory category to which the bank was assigned. For the first quarter of 2009 these ranges will be increased by 0.07%, and beginning in the second quarter of 2009, the ranges will be 0.07% to 0.775%. Further, in February 2009, the FDIC issued a proposed interim rule to impose a special one-time assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009. The proposed rule is open to public comment and subject to change. The FDIC’s risk-based insurance assessment system was amended by the Federal Deposit Insurance Reform Act of 2005. Under regulations effective for 2008, each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. In 2008 there was a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of 0.43%. Risk assessment rates are determined on the last day of each quarter. On the assessment invoices received for the fourth quarter of 2008, both Central Illinois Bank and Marine Bank were classified in Risk Category II. As further discussed in the Prompt Corrective Action section, in March 2009 Marine Bank stipulated to a Cease and Desist order. This could affect the risk category assigned to Marine Bank and result in higher deposit insurance premiums in 2009.

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

In October 2006, the FDIC Board of Directors approved a one-time assessment credit. This credit, totaling $0.6 million for CIB Marine’s subsidiary banks, has been recorded as a credit against regular FDIC insurance premium expense beginning in January 2007 and will continue to be recorded until the credit is exhausted. Of the $0.6 million, $0.2 million was used to offset the FDIC insurance premium during both 2008 and 2007, and it is expected the balance of the credit will be used in 2009.

Restrictions on Affiliate Transactions

Transactions between CIB Marine, its subsidiary banks and its nonbank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions and limitations on CIB Marine’s subsidiary banks from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions and limitations prevent CIB Marine or other affiliates from borrowing from the subsidiary banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the subsidiary banks to or in CIB Marine or to or in any other non-banking affiliate are limited, individually, to 10% of the respective subsidiary bank’s capital and surplus, and such secured loans are limited in the aggregate to 20% of the respective subsidiary bank’s capital and surplus. All such transactions must be on terms that are no less favorable to the bank subsidiary than those that would be available from nonaffiliated third parties. Moreover, some state banking laws, like those in Illinois, impose restrictions on affiliate transactions similar to those imposed by federal law. FRB policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

At December 31, 2008, CIB Marine’s subsidiary banks had $0.2 million in outstanding principal balances on loans secured or partially secured by CIB Marine stock. No specific reserves were allocated to these loans. While these loans were secured by CIB Marine stock, the borrowers did not use the proceeds to acquire the stock.

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

Privacy and Security

The Gramm-Leach-Bliley Act (“GLBA”) also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. CIB Marine has adopted and disseminated its privacy policies pursuant to the GLBA. Regulations adopted under the GLBA set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches. A number of states have adopted their own statutes requiring notification of security breaches. In addition, the GLBA requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations (“Patriot Act”) were enacted and implemented for the purpose of strengthening the ability of the U.S. Government to intercept and obstruct terrorism by, among others, increasing the power of the U.S. government to obtain access to information and to investigate a broad range of criminal activities. The Patriot Act expanded the definition of money laundering to include terrorism, terrorism support and foreign corruption, and increases the civil and criminal penalties for money laundering offenses. The Patriot Act further applies certain anti-money laundering measures to United States bank accounts of foreign persons; prohibits financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provides for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provides the United States Department of Treasury (“Treasury Department”) with regulatory authority to ensure that certain accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; provides standards for verifying customer identification at account opening; and sets forth rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. Regulatory authorities have increased compliance monitoring activities and have levied significant fines and sanctions on many firms in the financial industry. No fines or sanctions have been levied on CIB Marine.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes”) addresses corporate governance and accounting oversight matters. Sarbanes required the creation of a five-member oversight board appointed by the Securities Exchange Commission (“SEC”) that sets standards for accountants and has investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public audit clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the Chief Executive Officer and the Chief Financial Officer of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material effect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading. CIB Marine is required to provide management’s report on internal controls over financial reporting in this report, as required by Section 404 of Sarbanes; however, since it is neither a large accelerated filer nor an accelerated filer for the fiscal year ended December 31, 2008, its registered public accounting firm does not need to provide an attestation report with respect to such internal controls.

Exchange Act

CIB Marine’s stock is registered with the SEC. Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), CIB Marine is subject to the information, reporting, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act.

Recent Regulatory Developments

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the Treasury Department and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress. Pursuant to the EESA, the Treasury Department was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the Treasury Department of certain troubled assets from financial institutions (the “Troubled Asset Relief Program” or “TARP”) and the direct purchase by the Treasury Department of equity of healthy financial institutions (the “Capital Purchase Program” or “CPP”). The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

Among other programs and actions taken by the bank regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP comprises the Debt Guaranty Program (“DPG”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The limits are presently scheduled to return to $100,000 on January 1, 2010. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.

Capital Purchase Program

After reviewing the matter with its primary federal regulator, CIB Marine determined not to participate in the CPP at this time.

Temporary Liquidity Guarantee Program

Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. CIB Marine is enrolled in both TAGP and DGP.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the Treasury Department must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance provided under TARP, and shall generally continue to apply for as long as any obligations arising from financial assistance provided under TARP, including preferred stock issued under the CPP, remains outstanding. Since CIB Marine did not participate in the CPP, Section 7001 of the ARRA does not apply to it.

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

ITEM 1A. RISK FACTORS

Forward-Looking Statements

CIB Marine has made statements in this Annual Report on Form 10-K, including the discussion of CIB Marine’s capital plan set forth in Item 7 of Part II of this Form 10-K, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing works and phrases such as “may”, “project”, “are confident”, “should be”, “predict”, “plan”, “expect”, “estimate”, “anticipate”, and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time. Financial information contained in this Form 10-K for 2009 is unaudited.

Forward-looking statements are subject to significant risks and uncertainties and CIB Marine’s actual results may differ materially from the results discussed in forward-looking statements. Factors that might cause such results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors set forth below.

Risk Factors

The following discussion sets forth certain risks that CIB Marine believes could have a material adverse impact on its financial condition and results of operations. Additional risks that are not currently known to CIB Marine, or that it currently believes to be immaterial, may also have a material adverse effect on its financial condition and results of operations.

There is substantial doubt concerning the ability of CIB Marine to continue as a going concern for a reasonable period of time.

Trust preferred securities (“TruPS”) holders are owed in excess of $100 million, all of which is currently due and payable. At December 31, 2008, total assets at the CIB Marine parent company were $117.1 million, which included $13.2 million of liquid assets. There is no other source of repayment of the TruPS, other than these assets. CIB Marine defaulted on one series of the TruPS on March 25, 2009 and, absent additional capital, cash or a successful restructuring of the TruPS, will default on the other  three series of TruPS during the second quarter of 2009.

As a result of CIB Marine’s current inability to meet its obligations with regard to the TruPS, combined with the continued net losses sustained by CIB Marine during the year, and in consideration of existing regulatory matters, there is substantial doubt with respect to CIB Marine’s ability to continue as a going concern.

CIB Marine expects Marine Bank to be subject to a formal enforcement action with regulatory authorities.

Under applicable laws, the FDIC, as the Banks’ primary federal regulator and deposit insurer, and the state regulators as the Banks’ chartering authorities, have the ability to impose additional sanctions, restrictions and requirements on the Banks if they determine, upon examination or otherwise, violations of laws with which the Banks must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by an institution although formal enforcement actions are routinely disclosed by the regulatory authorities. In March 2009 Marine Bank stipulated to a C&D which was signed by the FDIC and the WDFI in early April 2009, and is expected to become effective in the near future. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D requires Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also include a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum tier 1 leverage ratio of 10% at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it becomes effective, can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

If CIB Marine does not successfully renegotiate its trust preferred securities and its related accrued interest (“TruPS”) it could have a material adverse effect upon the company.

FRB guidelines require CIB Marine and the Banks to maintain a minimum Tier I Core Capital ratio and a minimum Total Risk-Based Capital ratio at each quarter-end. While the Banks were in compliance with this requirement at December 31, 2008, CIB Marine’s ratios were below the “well-capitalized” guidelines as of that date. Based on CIB Marine’s current and projected levels of capital, CIB Marine anticipates that it will not be able to satisfy the Tier I Core Capital and Total Risk-Based Capital minimum ratios unless it raises additional capital through the renegotiation of its TruPS (see the capital plan discussion in the “Liquidity and Capital Plan Update” section of Item 7 of this Form 10-K). If CIB Marine cannot restructure its TruPS, its Banks could be subject to further regulatory enforcement action, including, without limitation, the issuance of cease and desist orders (which may, among other things, further restrict the Banks’ business activities and potentially placing them into a conservatorship or receivership). Furthermore, the TruPS holders could, in certain circumstances, force or be directed to force CIB Marine into an involuntary liquidation after the default date of their respective TruPS. Notwithstanding the renegotiation of the TruPS, the Federal Reserve could take enforcement action before any such date, which could include the FDIC or the state regulators placing the Banks into receivership. If the Banks are placed into a conservatorship or receivership, it is highly likely that this will lead to a complete loss of all value of CIB Marine’s ownership interest in the Banks, and CIB Marine subsequently may be exposed to significant claims by the FDIC or the state regulators. In addition, further restrictions could be placed on the Banks if following a determination that the Banks are undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as the level of undercapitalization increases.

CIB Marine may be adversely affected by current economic and market conditions.

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and CIB Marine and the Banks in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate CIB Marine's exposure to credit risk.

CIB Marine has been particularly exposed to downturns in the U.S. housing and commercial real estate markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected CIB Marine’s business, financial condition and results of operations. CIB Marine does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on CIB Marine and others in the financial institutions industry. In particular, CIB Marine may face the following risks in connection with these events:

•	CIB Marine expects to face increased regulation of its industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.
•
CIB Marine’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage and underwrite its customers become less predictive of future behaviors.

•
The process CIB Marine uses to estimate losses inherent in its credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the process.

•	Competition in the banking industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
•
CIB Marine will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•
CIB Marine’s liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions, which could, among other things, materially and adversely affect its business prospects and financial condition.

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury Department, the FRB and other governmental agencies will help stabilize the U.S. financial system, improve the housing market or be of specific benefit to CIB Marine.

Since October 2008, various legislation has been signed into law including the EESA which, among other measures, authorized the Secretary of the Treasury Department to establish the TARP. The EESA gives broad authority to the Treasury Department to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” The EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the FRB to pay interest on depository institution balances;
•	Mortgage loss mitigation and homeowner protection; and
•	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury Department has created the CPP to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital.

The EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

In October 2008, the FDIC announced the establishment of the TLGP to temporarily provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as the Banks), bank holding companies and savings and loan holding companies (such as CIB Marine).

There can be no assurance as to the actual impact that the EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect CIB Marine’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

Finally, there can be no assurance regarding the specific impact that such measures may have on CIB Marine—or whether (or to what extent) CIB Marine will be able to benefit from such programs.

CIB Marine is subject to increases in FDIC insurance premiums and a one-time special assessment by the FDIC.

Effective January 1, 2007, the FDIC adopted a risk-based system for assessment of deposit insurance premiums under which all institutions are required to pay at least minimum annual premiums. In addition, in an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the United States, the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, in February 2009, the FDIC issued a proposed interim rule to impose a special one-time assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009. The proposed rule is open to public comment and subject to change. The system categorizes institutions into one of four risk categories depending on capitalization and supervisory rating criteria. Due to the Banks’ performance in 2008 and these changes to the FDIC rate structure, their FDIC insurance premiums could increase significantly for 2009 and have a material adverse effect on CIB Marine’s results of operations.

The creditworthiness of other financial institutions could adversely affect CIB Marine.

CIB Marine’s ability to engage in routine funding transactions could be adversely impacted by the actions and commercial soundness of other banks and financial institutions. Banks are interrelated as a result of lending, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks or the general banking industry have led to market-wide liquidity problems and could lead to losses or defaults by CIB Marine or by other financial institutions. Many of the transactions engaged in by CIB Marine and the Banks in the ordinary course of business expose CIB Marine to credit risk in the event of default of its counterparty or customer. In such instances, the collateral held by CIB Marine may be insufficient to mitigate its losses, as it may be unable to realize upon or liquidate at prices sufficient to recover the full amount of the exposure due it. Such losses could have a material and adverse affect on CIB Marine’s result of operations.

Terrorism, acts of war, international conflicts and natural disasters could negatively affect CIB Marine’s business and financial condition.

Acts or threats of war or terrorism, international conflicts (including conflict in the Middle East), natural disasters, and the actions taken by the U.S. and other governments in response to such events, could disrupt business operations and negatively impact general business and economic conditions in the U.S. If terrorist activity, acts of war, other international hostilities or natural disasters disrupt business operations, trigger technology delays or failures, or damage physical facilities of the Banks, their customers or service providers, or cause an overall economic decline, the financial condition and operating results of CIB Marine could be materially adversely affected. The potential for future occurrences of these events has created many economic and political uncertainties that could seriously harm CIB Marine’s business and results of operations in ways that cannot presently be predicted.

CIB Marine’s earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies, which could affect repayment of loans and thereby materially adversely affect CIB Marine.

The policies of the FRB impact CIB Marine significantly. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments CIB Marine holds. Those policies determine to a significant extent CIB Marine’s cost of funds for lending and investing. Changes in those policies are beyond CIB Marine’s control and are difficult to predict. FRB policies can affect the Banks’ borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could materially adversely affect CIB Marine.

CIB Marine has suffered large losses in recent years and may not be able to execute its strategic plan and return to profitability.

Although CIB Marine has developed and implemented strategies to improve its profitability in the future, there can be no assurance that these strategies will be successful. CIB Marine’s strategic plans are dependent on its ability to attract and retain borrowing customers, commercial loan officers and core deposits, all of which have been negatively impacted as a result of losses and a weakened financial condition. If CIB Marine is unable to execute its strategic plans and return to profitability, it will have a material impact on its business, results of operations and financial condition. The inability to return to profitability may require CIB Marine to sell bank subsidiaries, reduce the size of bank subsidiaries and/or reduce staff. There can be no assurance that if CIB Marine is required to sell assets, it will be able to do so on acceptable terms. Regulators could take further action against CIB Marine in the event it does not return to profitability and maintain adequate capital levels.

CIB Marine is subject to liquidity risk.

Liquidity risk is the potential that CIB Marine will be unable to meet its obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund credit obligations to borrowers, withdrawals by depositors, repayment of debt when due or called, operating expenses and capital expenditures, among other things.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources, including secured and unsecured borrowings.

CIB Marine’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or CIB Marine, unfavorable pricing, competition, CIB Marine’s credit rating and any regulatory restrictions. In addition, some of the borrowing sources customarily utilized by CIB Marine have been restricted or unavailable due to CIB Marine’s operating performance and financial condition and could be further restricted.

CIB Marine’s results of operations are subject to general and regional economic conditions, which are beyond its control.

CIB Marine’s success depends to a large degree on the general economic conditions of the diverse geographic markets its Banks serve. Local economic conditions have a significant impact on the generation of commercial, commercial real estate, and real estate loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of the markets in which the Banks operate could also negatively impact the financial results of CIB Marine’s operations. For example, adverse changes in these factors could lead to reduced interest income and an increase in the provision for loan losses. This is consistent with what has occurred during the current economic downturn with CIB Marine incurring significant losses and a corresponding reduction in shareholders’ equity during the past year.

CIB Marine operates in a highly regulated environment and is subject to supervision and examination by various federal and state regulatory agencies.

As a bank holding company, CIB Marine is regulated by the FRB, and each of the Banks is regulated separately by various federal and state banking regulators. This regulation is primarily intended to protect the Banks’ customers and their deposits rather than CIB Marine’s shareholders. In addition, CIB Marine’s common stock is registered under the Exchange Act and it is subject to regulation by the SEC and to public reporting requirements.

As of March 25, 2009, CIB Marine remained under the Agreement with the Reserve Bank which continues to impose certain restrictions and reporting requirements including, but not limited to:

•	Restrictions on dividend payments and redemption of shares of CIB Marine stock without regulatory approval;
•	Adoption of a comprehensive plan to improve earnings;
•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

In addition, banking regulators can take actions at any time which could have an adverse impact on CIB Marine. These actions could include raising minimum capital amounts, restricting growth or other actions.

During 2008, the CIB Marine parent company contributed $5.0 million of capital to the Banks and, subsequent to December 31, 2008 contributed an additional $2.0 million of capital to the Banks.

The Banks’ loan portfolios contain concentrations of credit to one borrower, related borrowers or borrowers in the same industry, which creates special credit risks.

Credit risk at the Banks is primarily related to the risk that a borrower will not be able to repay some or all of their obligations to the Banks. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related industries or groups represent a relatively large percentage of the total capital or total credit extended by a Bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to borrowers that are not a part of a concentration. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups can be all adversely impacted with respect to their ability to repay some or all their obligations when adverse conditions prevail in the broader economy or even within just the respective industries or groups.

At December 31, 2008, CIB Marine had certain concentrations of credit risk, which are described in more detail in the “Credit Concentrations” section of Item 7 of this Form 10-K.

CIB Marine’s profitability is dependent upon its ability to manage net interest income.

CIB Marine’s primary source of income is net interest income, which is the difference between the interest income earned on interest-earnings assets (consisting primarily of loans and securities) and the interest expense paid on interest-bearing liabilities (consisting primarily of deposits and other borrowings). The level of net interest income is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the Banks’ ability to attract loans and core deposits and the pricing and mix of these and other interest-earnings assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, monetary policy, and market interest rates.

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

CIB Marine is subject to credit risk.

CIB Marine is exposed to the risk that third parties that owe the Banks money, securities, or other assets will not repay their obligations. Credit risk arises anytime the Banks commit, invest or otherwise extend funds through contractual agreements, whether reflected on or off the balance sheet. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

CIB Marine’s credit risk is concentrated in the Banks’ loan portfolios. Credit risk is affected by a variety of factors including credit-worthiness of the borrower, the sufficiency of underlying collateral, the enforceability of third-party guarantees, changing economic and industry conditions and concentrations of credit by loan type, terms or geographic area, changes in the financial condition of the borrower or other party, and by credit and underwriting policies.

CIB Marine has established an allowance for loan loss which represents management’s best estimate of probable losses inherent in the Banks’ loan portfolios. The determination of the appropriate level of the allowance involves a high degree of subjectivity. If CIB Marine’s assumptions and judgments are incorrect, its allowance may not be sufficient and additional provisions may need to be made. In addition, bank regulatory agencies periodically review the adequacy of the allowance and may require an increase in the allowance or loan charge-offs. Increases in the allowance or charge-offs could have a material adverse effect on CIB Marine’s financial condition and results of operations.

The current economic environment poses significant challenges to CIB Marine’s efforts to execute its capital plan.

CIB Marine is operating in a difficult and uncertain economic environment which makes a quick return to profitability unlikely. This will continue to put pressure on already declining capital ratios at CIB Marine. In addition to the deteriorating credit quality due to the economic downturn, troubled worldwide credit markets and the specific contraction of the U.S. housing market which have been reflected in higher provision for loan losses and loan charge-offs, these same trends may also cause valuation changes and losses in other balance sheet items, most notably the investment portfolio. During future periods, as the full effects of the economic conditions on CIB Marine’s investment portfolio are determined, CIB Marine may experience write-downs in its investment portfolio if it is determined in the future that some of the investments have been other-than-temporarily impaired (“OTTI”). OTTI adjustments to assets or a continued deterioration in condition would further reduce the level of capital and could result in CIB Marine or the Banks being considered undercapitalized. Being undercapitalized from a regulatory standpoint would likely result in additional restrictions being placed on CIB Marine, further restricting its ability to meet its obligations as they come due. At both December 31, 2008 and 2007, CIB Marine was subject to the Agreement it entered into with the Reserve Bank in the second quarter of 2004. Failure to comply with the Agreement could have a material adverse effect on CIB Marine and its operations.

CIB Marine’s accounting policies and methods are critical to how it reports its financial condition and results of operations and require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how CIB Marine records and reports the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with Generally Accepted Accounting Principles in the United States (“US GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. CIB Marine has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding CIB Marine’s judgments and the estimates pertaining to these matters, CIB Marine cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” in the Management’s Discussion and Analysis Section and Item 8, Note 1-Summary of Significant Accounting Policies, in Part II of this Form 10-K.

Changes in accounting standards could adversely affect CIB Marine’s reported financial results.

The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that CIB Marine reports its financial condition and results of operations. These changes can be difficult to predict and can materially impact CIB Marine’s reported financial results. In some cases, CIB Marine could be required to apply a new or revised accounting standard, or a new or revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of CIB Marine’s financial statements for prior periods.

CIB Marine’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

CIB Marine’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. CIB Marine believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in CIB Marine’s control system, misstatements due to error or fraud may occur and not be detected.

Significant legal actions could subject CIB Marine to substantial uninsured liabilities.

CIB Marine is from time to time subject to claims related to its operations. These claims and legal actions, including supervisory actions by regulators, could involve large monetary claims and significant defense costs. Substantial legal liability or significant regulatory action against CIB Marine could have material adverse financial effects or cause significant reputational harm to it, which in turn, could seriously harm its business prospects. CIB Marine may be exposed to substantial uninsured liabilities, which could affect its results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table provides information relating to the material real properties owned or leased by CIB Marine and its subsidiaries as of December 31, 2008. The Banks lease or sublease office space to CIB Marine and to its nonbank subsidiaries.

Location	Owned or Leased	Date Opened or Acquired
SUBSIDIARY BANKS:
CENTRAL ILLINOIS BANK FACILITIES
Sidney, Illinois	Owned	09/87
Champaign, Illinois	Owned	09/88
Urbana, Illinois	Owned	03/90
Arrowsmith, Illinois	Owned	10/91
Champaign, Illinois (Midtown)	Owned	04/94
Monticello, Illinois	Leased	05/95
Danville, Illinois	Owned	08/95
Decatur, Illinois	Leased	10/95
Peoria, Illinois	Leased	09/97
East Peoria, Illinois	Leased	10/97
Bloomington, Illinois	Owned	10/00
Peoria, Illinois (Knoxville) (a loan production office)	Leased	12/01
Peoria, Illinois (Grand Prairie)	Leased	04/03
MARINE BANK FACILITIES
Pewaukee, Wisconsin	Leased	02/98
Wauwatosa, Wisconsin	Leased	05/98
Franklin, Wisconsin	Leased	08/00
Indianapolis, Indiana	Leased	09/98
Carmel, Indiana	Leased	08/00
Scottsdale, Arizona	Leased	10/01
NONBANK SUBSIDIARIES:
CIB MARINE BANCSHARES, INC.
Champaign, Illinois	Leased	10/99
Chicago, Illinois	Leased	02/08
Naperville, Illinois	Leased	02/06

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

ITEM 3. LEGAL PROCEEDINGS

Material pending litigation, other than that of a routine nature in the ordinary course of business, is as follows:

In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine and certain of its current and former officers and directors. The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation and were not reasserted in the consolidated complaint. Plaintiffs sought to maintain the action as a class action, claiming violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine under Section 20(a) of the Exchange Act as controlling persons. The federal court in Urbana, Illinois granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin.

On August 14, 2008, a settlement conference was held in the Dennis Lewis and John Ruedi matters. As a result of that settlement conference, the remaining defendants reached an agreement with the plaintiffs in both suits to settle those cases. The general terms of the settlement involved the payment by CIB Marine of approximately $3.4 million, together with an additional amount paid by CIB Marine’s and individual defendants’ insurers, inclusive of costs, and the defendants’ agreement to certification of a plaintiff class for purposes of participating in the settlement (all persons who purchased CIB Marine’s stock between January 21, 2000 and April 12, 2004), in exchange for which all claims against CIB Marine, its insurer and the individual defendants in both lawsuits would be dismissed.

The parties’ agreement to settle the cases was subject to a number of conditions including the final approval of the terms of the settlement in the Lewis case by the court in that case. Those conditions were satisfied in the fourth quarter of 2008 and an order was entered dismissing the Lewis case. In December 2008, CIB Marine paid the agreed upon amount to settle both cases. An order has been entered in the Lewis case dismissing the claims against CIB Marine and the individual defendants. No appeal has been taken from the approval of the settlement in the Lewis case. A final order dismissing the Ruedi case in accordance with the settlement was entered in February 2009.

As part of the settlement of the Ruedi and Lewis cases, CIB Marine, the individual insureds, and the insurer executed mutual releases discharging all parties of all liability or obligations on existing or future claims under the policy or claims for recovery from any insured.

In 2003 CIB Marine charged-off $41.7 million related to a condominium project in Chicago. The loan had been originated by CIB Marine’s former Chicago-based banking subsidiary, but the bank’s claims against the borrower and guarantors were transferred to CIB Marine in November 2004 when the bank was sold to an unaffiliated third party. Since then, CIB Marine has pursued collection from the guarantors on the loan. CIB Marine continues to pursue its claims, including available appeals, but it does not expect any material, favorable outcome from the collection proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CIB Marine did not submit any matters to a vote of its shareholders during the quarter ended December 31, 2008.

Supplemental Item. Executive Officers of Registrant.

The following table sets forth the names, ages and positions of all executive officers of CIB Marine at March 1, 2009, the period that each has held positions with CIB Marine, and a brief account of each officer’s business experience during at least the past five years. Under CIB Marine’s by-laws, executive officers are elected annually by the Board of Directors, and each executive officer holds office until his/her successor has been duly elected and qualified or until the earlier of his/her death, resignation or removal.

Name and Age	Office and Experience
John P. Hickey, Jr. (61)
Mr. Hickey has served as President and Chief Executive Officer of CIB Marine since March 2007, Chairman of CIB Marine since February 1, 2009, Director of CIB Marine since May 2007, and Director, President and CEO of Marine Bank since April 2006. Prior to joining Marine Bank, Mr. Hickey was Senior Vice President of Business Banking at Guaranty Bank in 2006; and from 2001 to 2005 held senior management positions with Marsh McLennan, first as Managing Director of the Western region, then as the Managing Director of a substantial business segment of the company.

Edwin J. Depenbrok (52)
Mr. Depenbrok was appointed a non-employee Senior Vice President and Chief Financial Officer of CIB Marine in January 2008. Mr. Depenbrok, through his consulting firm, dbrok group, LLC (“dbrok”), was engaged as a consultant by CIB Marine in February 2007 to provide financial management services. Mr. Depenbrok founded and has been employed by dbrok since 2001.

Charles J. Ponicki (58)
Mr. Ponicki has served as Senior Vice President and Chief Credit Officer of CIB Marine since January 2008, and was Wisconsin Market President of Marine Bank from September 2007 to December 2007. From 2006 to September 2007, Mr. Ponicki provided acquisition sourcing and due diligence, credit policy and governance, and de novo formation consulting services to banks. From 2002 to 2005, Mr. Ponicki was Executive Vice President of Business Banking at Cole Taylor Bank.

Daniel J. Rasmussen (43)	Mr. Rasmussen has served as Senior Vice President, General Counsel and Secretary of CIB Marine since April 2005. He was Vice President and Senior Attorney of CIB Marine from 1999 to 2005.

Michael L. Rechkemmer (59)
Mr. Rechkemmer has been Executive Vice President of CIB Marine since July 1999 and Chief Operations Officer since April 2000. He was interim President and CEO of CIB Marine’s former Chicago banking subsidiary, CIB Chicago from March 2004 to November 2004.

Patrick J. Straka (42)
Mr. Straka has served as Senior Vice President, Chief Investment Officer and Economist of CIB Marine since February 1999. He was Vice President, Investment Officer and General Auditor of CIB Marine from 1995 to February 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Although there is currently no active trading market for shares of CIB Marine’s common stock, the common stock is quoted on the Pink Sheets under the trading symbol “CIBH.PK.” Pink Sheet quotations do not reflect retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The following table sets forth the high and low sales prices for CIB Marine common stock for the past two years as quoted on the Pink Sheets.

	OTCBB Bid Quotations
Fiscal Quarter Ended	High	Low
March 31, 2007	$5.07	$4.60
June 30, 2007	4.67	3.35
September 30, 2007	4.10	2.45
December 31, 2007	3.20	1.05
March 31, 2008	3.35	1.20
June 30, 2008	2.95	1.35
September 30, 2008	1.35	0.25
December 31, 2008	0.50	0.01

As of March 31, 2009, there were approximately 1,234 holders of record of CIB Marine common stock.

CIB Marine has not paid cash dividends on its common stock during the last two fiscal years. As a result of recent losses, CIB Marine does not currently have any intentions to pay a cash dividend. Further, CIB Marine is restricted by its regulators from paying cash dividends. Also, as a result of the Agreement entered into with its regulator, CIB Marine has agreed to defer all interest payments on its junior subordinated debentures subsequent to December 31, 2003. According to the terms of its junior subordinated debt agreements, during such deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock. Restrictions on CIB Marine’s ability to pay dividends and the ability of its subsidiaries to transfer funds to it for the payment of dividends are discussed under, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Item 8, Note 13-Stockholders’ Equity in Part II of this Form 10-K. CIB Marine will periodically evaluate its financial position to determine whether to pay cash dividends in the future.

CIB Marine did not sell any of its securities within the past three years which were not registered under the Securities Act of 1933, as amended, or repurchase any of its securities during the fourth quarter of 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth CIB Marine’s selected consolidated financial data excluding companies held for disposal. The following information should be read in conjunction with Item 8-Financial Statements and Supplementary Data and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part II of this Form 10-K.

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$56,141	$62,694	$61,509	$59,849	$69,979
Interest expense	34,501	40,067	38,242	34,795	37,287
Net interest income	21,640	22,627	23,267	25,054	32,692
Provision for (reversal of) credit losses	22,063	6,413	(4,384)	(8,669)	17,432
Net interest income (loss) after provision for credit losses	(423)	16,214	27,651	33,723	15,260
Noninterest income(1)	6,158	3,050	4,542	2,933	3,678
Noninterest expense	41,648	34,472	42,131	51,008	52,729
Loss from continuing operations before income taxes	(35,913)	(15,208)	(9,938)	(14,352)	(33,791)
Income tax expense (benefit)	320	3	(99)	(1,208)	(5,240)
Net loss from continuing operations	$(36,233)	$(15,211)	$(9,839)	$(13,144)	$(28,551)
Common Share Data
Basic-loss from continuing operations	$(1.98)	$(0.83)	$(0.54)	$(0.72)	$(1.56)
Diluted-loss from continuing operations	$(1.98)	$(0.83)	$(0.54)	$(0.72)	$(1.56)
Dividends	—	—	—	—	—
Book value per share	$0.81	$3.29	$3.91	$4.32	$5.093
Weighted average shares outstanding-basic	18,333,779	18,333,779	18,333,779	18,333,779	18,245,884
Weighted average shares outstanding-diluted	18,333,779	18,333,779	18,333,779	18,333,779	18,245,884
Financial Condition Data
Total assets excluding assets of companies held for disposal	$905,408	$1,003,936	$993,472	$1,132,515	$1,371,043
Loans excluding loans of companies held for disposal	555,207	595,259	522,624	515,544	746,615
Allowance for loan losses	(19,242)	(20,706)	(20,906)	(24,882)	(29,551)
Securities	280,452	316,321	345,602	493,409	379,024
Deposits	694,632	745,590	739,784	867,700	1,178,488
Deposits of branches held for sale	—	—	55,365	66,991	—
Borrowings, including junior subordinated debentures and guaranteed trust preferred securities	151,663	159,473	91,510	94,108	87,916
Stockholders’ equity	14,802	60,306	71,613	79,182	92,892
Financial Ratios and Other Data
Performance Ratios:
Net interest margin (2)	2.19%	2.39%	2.29%	2.06%	2.21%
Net interest spread (3)	1.64	1.57	1.59	1.57	1.91
Noninterest income to average assets (4)	0.61	0.31	0.43	0.20	0.24
Noninterest expense to average assets	4.15	3.54	4.01	4.05	3.49
Efficiency ratio (5)	149.82	134.25	151.50	184.60	144.98
Loss on average assets (6)	(3.61)	(1.56)	(0.94)	(1.04)	(1.89)
Loss on average equity (7)	(84.32)	(22.21)	(13.56)	(15.23)	(33.02)
Asset Quality Ratios:
Nonaccrual loans restructured loans and loans 90 days or more past due and still accruing to total loans (8)	2.90%	3.18%	4.24%	8.17%	8.41%
Nonperforming assets and loans 90 days or more past due and still accruing to total asset (8)	1.89	2.02	2.24	3.98	4.79
Allowance for loan losses to total loans	3.47	3.48	4.00	4.83	3.96
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	119.43	109.37	94.37	59.06	47.08
Net charge-offs (recoveries) to average loans	3.90	1.14	(0.08)	(0.67)	4.06
Capital Ratios:
Total equity to total assets	1.63%	6.01%	7.21%	6.99%	6.78%
Total risk-based capital ratio	10.04	17.26	20.95	21.54	17.53
Tier 1 risk-based capital ratio	5.02	10.62	14.32	15.45	13.16
Leverage capital ratio	3.58	7.92	9.51	9.20	9.08
Other Data:
Number of employees (full-time equivalent)	197	258	301	359	482
Number of banking facilities	18	25	30	37	41

(1)
Noninterest income from continuing operations includes pretax gains on investment securities of $0.4 million for the year ended December 31, 2005. There were no pretax gains on investment securities in 2008, 2007, 2006 and 2004.

(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses it has incurred and for all years presented no U.S. federal or state loss carryback potential remains. Accordingly, interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2008, 2007, 2006, 2005 and 2004 had been shown on a tax-equivalent basis of 35%; the net interest margin would have been 2.20%, 2.43%, 2.34%, 2.13% and 2.29%, respectively.

(3)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(4)	Noninterest income to average assets excludes gains and losses on securities.
(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.
(6)	Loss on average assets is net loss divided by average total assets.
(7)	Loss on average equity is net loss divided by average common equity.
(8)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

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

The amount of estimated impairment for individually evaluated loans and the estimate of losses for groups of loans are added together for a total estimate of loan losses. The estimate of losses for groups of loans includes an assessment of a range of likely loss outcomes and the most likely outcome is used. This total estimate of loan losses is compared to the allowance for loan losses of CIB Marine as of the evaluation date. If the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the allowance would be reduced. CIB Marine recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used to estimate loan losses. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.

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

Due to the significant losses incurred in 2006 through 2008, management has determined that it is not more likely than not that the entire net deferred tax asset of $101.3 million at December 31, 2008, which includes the entire net deferred tax asset of companies held for sale or disposal of $3.9 million, will be realized. Therefore, a valuation allowance for the entire amount has been established, including net deferred tax assets of companies held for sale or disposal.

INTRODUCTION

The following is a discussion and analysis of CIB Marine’s consolidated financial condition as of December 31, 2008 and 2007, and its changes in financial condition and results of operations for the three years ended December 31, 2008, 2007 and 2006. References in the discussion below to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part II, Item 8 of this Form 10-K.

OVERVIEW

During 2008, CIB Marine continued to focus on the comprehensive capital plan outlined in its 2007 Form 10-K. The primary goal of the capital plan was to bring the TruPS interest payments current as soon as practicable. In addition to the execution of the capital plan, management continued its efforts to improve the efficiency of CIB Marine by focusing on increasing revenue through the addition of commercial bankers in its subsidiary banks’ markets, continuing cost savings initiatives started in 2007, and maintaining a high level of customer service while actively seeking new business opportunities. These activities included the sale of the branches, deposits, and most of the loans for Citrus Bank, NA.

Net loss increased to $34.4 million in 2008 compared to a net loss of $13.8 million in 2007 and $9.3 million in 2006. Total assets declined to $0.9 billion compared to $1.0 billion at December 31, 2007. This largely reflected the sale of assets and deposits of Citrus Bank, NA during 2008. The continuing losses of CIB Marine have resulted in decreases in consolidated capital ratios at December 31, 2008. Total Equity to Assets at year end 2008 was 1.63% compared to 6.01% at December 31, 2007.

In light of the current operating environment and net losses in each of the six years ended December 31, 2008, CIB Marine and the Banks have continued to work closely with their respective regulators. CIB Marine remains under the Agreement with its regulator, the Reserve Bank, which continues to impose certain restrictions and reporting requirements including, but not limited to:

•	Restrictions on dividend payments and redemption of shares of CIB Marine stock without regulatory approval;
•	Adoption of a comprehensive plan to improve earnings;
•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

In March 2009 Marine Bank stipulated to a C&D which was signed by the FDIC and the WDFI in early April 2009, and is expected to become effective in the near future. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D requires Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also include a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum tier 1 leverage ratio of 10% at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it becomes effective, can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Notwithstanding CIB Marine’s efforts to raise new equity and a capital infusion through the renegotiation of the TruPS, federal or bank regulators could take enforcement action, which could include placing CIB Marine and/or the Banks into receivership. During 2008 the CIB Marine parent company contributed $5.0 million of capital to the Banks and, subsequent to year end, contributed an additional $2.0 million of capital to the Banks. In addition, bank regulators could continue to increase minimum capital levels at the Banks. The circumstances described in Part II, Item 8, Note 13-Stockholders’ Equity and in Part I, Item 1A-Risk Factors of this Form 10-K, combined with the continued net losses and in consideration of existing regulatory matters,, raise substantial doubt concerning the ability of CIB Marine to continue as a going concern.

RESULTS OF OPERATIONS

The following discussion relates to continuing operations unless otherwise noted.

Net Loss

CIB Marine’s net loss increased $20.6 million from a net loss of $13.8 million in 2007 to a net loss of $34.4 million in 2008. Loss from continuing operations increased $21.0 million from $15.2 million in 2007 to $36.2 million in 2008. Net income from discontinued operations increased $0.4 million from $1.4 million to $1.8 million during the same respective periods mainly due to a partial reversal of a tax exposure item related to a subsidiary CIB Marine sold in 2004. See the income tax discussion for further information on this exposure item.

The $21.0 million increase in net loss from continuing operations was primarily due to a $15.7 million increase in the provision for credit losses and a $7.2 million increase in noninterest expense. These amounts were partially offset by a $3.1 million increase in noninterest income resulting primarily from the gain recognized on the sale of the deposits of CIB Marine’s Florida banking subsidiary. The change in the provision for credit losses was driven by an increase in net charge-offs during 2008 as compared to 2007 and an increase in the provision for the fixed-rate home equity pools and the construction and development loans. The $7.2 million increase in noninterest expense was the result of a $3.4 million settlement expense related to the Lewis litigation and a $2.8 million increase in write down and losses on assets during 2008 compared to 2007. The increase in write down and losses on assets was mainly due to the charge-off of CIB Marine’s investment in four statutory trusts during the fourth quarter of 2008. See “Other Assets” discussion for further information. See Item 3-Legal Proceedings in Part I of this Form 10-K for further information regarding the litigation settlement. Professional services increased $1.5 million primarily reflecting legal and accounting expense related to specific transactions, lawsuits and efforts related to the capital plan.

CIB Marine’s net loss increased $4.5 million from a net loss of $9.3 million in 2006 to a net loss of $13.8 million in 2007. Loss from continuing operations increased $5.4 million from $9.8 million in 2006 to $15.2 million in 2007. Net income from discontinued operations increased $0.9 million from $0.6 million to $1.4 million during the same respective periods mainly due to a partial reversal of a tax exposure item related to a sold subsidiary. See the income tax discussion for further information on this exposure item.

The $5.4 million increase in net loss from continuing operations from 2006 to 2007 was primarily due to a $10.8 million change in the provision for credit losses from a net recovery of $4.4 million in 2006 as compared to a provision of $6.4 million in 2007, and a $1.5 million decrease in net gain on sale of branches. The change in the provision for credit losses was driven by net charge-offs during 2007 as compared to net recoveries in 2006 and an increase in the provision for the fixed rate home equity pools CIB Marine purchased in 2006 and the first quarter of 2007. The decreases in net income resulting from the provision and branch sales were partially offset by a $7.7 million decrease in noninterest expense. The 2006 noninterest expense included a $1.8 million settlement expense related to the Hadley litigation and $1.1 million impairment on securities. Additionally, compensation expense decreased $2.3 million in 2007 compared to 2006 due to management initiatives and the closing and sales of branches, and professional services decreased $1.1 million during the same period primarily due to reduced legal fees resulting from the settlement of litigation.

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

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred. There were no tax-exempt loans in 2008, 2007 or 2006. See Item 8, Note 21-Income Taxes in Part II of this Form 10-K for additional information.

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Securities:
Taxable	$322,143	$16,158	5.02%	$302,541	$14,755	4.88%	$406,560	$18,512	4.55%
Tax-exempt (1)	785	41	5.22	1,569	81	5.16	3,520	161	4.57
Total securities	322,928	16,199	5.02	304,110	14,836	4.88	410,080	18,673	4.55
Loans held for sale	1,406	19	1.35	61	5	8.20	25	2	8.00
Loans (2)(3):
Commercial	77,938	4,503	5.78	62,004	4,683	7.55	50,234	3,873	7.71
Commercial real estate	402,029	25,307	6.29	408,064	30,558	7.49	418,907	30,790	7.35
Consumer	126,506	8,801	6.96	112,491	9,386	8.34	56,017	3,871	6.91
Total loans	606,473	38,611	6.37	582,559	44,627	7.66	525,158	38,534	7.34
Reverse repurchase securities and federal funds sold	57,090	1,312	2.30	58,802	3,226	5.49	79,731	4,300	5.39
Total interest-earning assets (1)	987,897	56,141	5.68	945,532	62,694	6.63	1,014,994	61,509	6.06

Noninterest-earning assets:
Cash and due from banks	15,918			17,415			22,886
Premises and equipment (4)	7,590			10,087			12,572
Allowance for loan losses	(21,426)			(19,919)			(22,968)
Receivables from sale of stock	(68)			(127)			(176)
Accrued interest receivable and other assets	14,759			20,485			23,677
Total noninterest- earning assets	16,773			27,941			35,991
Total assets	$1,004,670			$973,473			$1,050,985

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$36,981	$266	0.72%	$36,132	$363	1.00%	$43,001	$425	0.99%
Money market	143,149	3,276	2.29	170,966	7,018	4.10	194,290	7,723	3.97
Other savings deposits	12,112	99	0.82	15,224	151	0.99	21,839	219	1.00
Time deposits (5)	473,707	19,102	4.03	466,151	22,163	4.75	507,013	20,880	4.12
Total interest-bearing deposits(4)	665,949	22,743	3.42	688,473	29,695	4.31	766,143	29,247	3.82
Borrowings-short-term	108,054	2,097	1.94	39,328	1,698	4.32	22,915	1,008	4.40
Borrowings-long-term	17,738	774	4.36	2,542	118	4.64	4,834	245	5.07
Junior subordinated debentures	61,857	8,887	14.37	61,857	8,556	13.83	61,857	7,742	12.52
Total borrowed funds	187,649	11,758	6.27	103,727	10,372	10.00	89,606	8,995	10.04
Total interest-bearing liabilities	853,598	34,501	4.04	792,200	40,067	5.06	855,749	38,242	4.47

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits(4)	65,374			75,670			91,668
Accrued interest and other liabilities	42,725			37,119			30,988
Total noninterest- bearing liabilities	108,099			112,789			122,656
Total liabilities	$961,697			$904,989			$978,405
Stockholders’ equity	42,973			68,484			72,580
Total liabilities and stockholders’ equity	$1,004,670			$973,473			$1,050,985
Net interest income and net interest spread (1)(6)		$21,640	1.64%		$22,627	1.57%		$23,267	1.59%
Net interest-earning assets	$134,299			$153,332			$159,245
Net interest margin (1)(7)			2.19%			2.39%			2.29%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.19			1.19

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at December 31, 2008, 2007 and 2006 no U.S. federal or state loss carryback potential remains. Accordingly, 2008, 2007 and 2006 are not presented on a tax-equivalent basis. If 2008, 2007 and 2006 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 2.20%, 2.43% and 2.34%, respectively.

(2)	Loan balance totals include nonaccrual loans.
(3)	Interest earned on loans includes amortized loan fees of $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(4)	Includes fixed assets and deposits of branches held for sale or sold during 2008, 2007 and 2006.
(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(6)	Net interest rate spread is the difference between the average rates on interest-earning assets and interest-bearing liabilities.
(7)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $1.0 million, or 4.4%, from $22.6 million in 2007 to $21.6 million in 2008. The decrease was mainly attributable to a greater decline in interest income versus the decline in interest expense resulting primarily from declines during the first and fourth quarters 2008 in the federal funds rate, the Prime Rate and short-term US Dollar LIBOR rates, which are used to reset interest rates on variable rate loans. This was partially offset by the net interest income derived from the increased volume of total interest-earning assets. CIB Marine has various strategies to improve net interest income, including growing loans extended to local commercial banking relationships and reducing the costs of deposits, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy, adjusting its deposit interest rates, which often lag key banking indices when those indices change rapidly, and implementing strategies to reduce the level of interest accruals related to its junior subordinated debentures (see discussion of CIB Marine’s capital plan outlined in the “Liquidity and Capital Plan Update” section in this Part II, Item 7).

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

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (2)				Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$975	$428	$1,403	9.51%	$(4,999)	$1,242	$(3,757)	(20.29)%
Securities-tax-exempt (1)	(41)	1	(40)	(49.38)	(99)	19	(80)	(49.69)
Total securities	934	429	1,363	9.19	(5,098)	1,261	(3,837)	(20.55)
Loans held for sale	21	(7)	14	280.00	3	—	3	150.00
Commercial	1,056	(1,236)	(180)	(3.84)	890	(80)	810	20.91
Commercial real estate	(446)	(4,805)	(5,251)	(17.18)	(806)	574	(232)	(0.75)
Consumer	1,086	(1,671)	(585)	(6.23)	4,574	941	5,515	142.47
Total loans (including fees)	1,696	(7,712)	(6,016)	(13.48)	4,658	1,435	6,093	15.81
Reverse repurchase securities and federal funds sold	(91)	(1,823)	(1,914)	(59.33)	(1,147)	73	(1,074)	(24.98)
Total interest income (1)	2,560	(9,113)	(6,553)	(10.45)	(1,584)	2,769	1,185	1.93
Interest Expense
Interest-bearing demand deposits	8	(105)	(97)	(26.72)	(69)	7	(62)	(14.59)
Money market	(1,006)	(2,736)	(3,742)	(53.32)	(951)	246	(705)	(9.13)
Other savings deposits	(27)	(25)	(52)	(34.44)	(66)	(2)	(68)	(31.05)
Time deposits	355	(3,416)	(3,061)	(13.81)	(1,772)	3,055	1,283	6.14
Total deposits	(670)	(6,282)	(6,952)	(23.41)	(2,858)	3,306	448	1.53
Borrowings-short-term	1,726	(1,327)	399	23.50	709	(19)	690	68.45
Borrowings-long-term	663	(7)	656	555.93	(108)	(19)	(127)	(51.84)
Junior subordinated debentures	—	331	331	3.87	—	814	814	10.51
Total borrowed funds	2,389	(1,003)	1,386	13.36	601	776	1,377	15.31
Total interest expense	1,719	(7,285)	(5,566)	(13.89)	(2,257)	4,082	1,825	4.77
Net interest income (1)	$841	$(1,828)	$(987)	(4.36)%	$673	$(1,313)	$(640)	(2.75)%

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at December 31, 2008, 2007 and 2006 no U.S. federal or state loss carryback potential remains. Accordingly, 2008, 2007 and 2006 are not presented on a tax-equivalent basis.

(2)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Interest Income

Total interest income decreased $6.6 million, or 10.5%, from $62.7 million in 2007 to $56.1 million in 2008. The decrease was the result of a 95 basis point decrease in the average yields earned on interest-earning assets, partially offset by a $42.4 million increase in average balances on interest-earning assets. The largest decrease was in interest income on loans which decreased by $6.0 million, or (13.5%), from $44.6 million during 2007 to $38.6 million during 2008. In addition, interest income on federal funds sold decreased by $1.9 million primarily due primarily to a decline in the average yields of federal funds sold. The decrease in interest income on loans and federal funds sold was partially offset by a $1.4 million increase in interest income on securities due to an $18.8 million increase in average balances outstanding in 2008 compared to 2007 and a 14 basis point increase in average yields on securities.

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

Interest Expense

Total interest expense decreased $5.6 million, or 13.9%, from $40.1 million in 2007 to $34.5 million in 2008. The decrease was the result of a 102 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $61.4 million increase in the average balances of these liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $7.0 million, or (23.4%), from $29.7 million in 2007 to $22.7 million in 2008, due to a 89 basis point decline in average deposit costs incurred during a falling rate environment and a $22.6 million decrease in average deposit balances. Additionally, interest expense from borrowings increased $1.4 million during 2008 compared to 2007 primarily due the increase in the average balances of short and long term borrowings used to offset the decline in average deposits balances and the compounding effect of interest payment deferrals and higher yields on the junior subordinated debentures. CIB Marine has continued to defer the payments of interest on its junior subordinated debentures. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. For 2008, the interest expense for the debentures was $8.9 million, or 25.8% of total interest expense and 0.9% of total average earning assets; for 2007, the interest expense for the debentures was $8.6 million, or 21.4% of total interest expense and 0.9% of total average earning assets; and for 2006 the interest expense for the debentures was $7.7 million, or 20.2% of total interest expense and 0.8% of total average earning assets.

Total interest expense increased $1.9 million, or 4.8%, from $38.2 million in 2006 to $40.1 million in 2007. The increase was the result of a 59 basis point increase in the average rate paid on interest-bearing liabilities, partially offset by a $63.5 million decrease in the average balances of these liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, increased $0.5 million, or 1.5%, from $29.2 million in 2006 to $29.7 million in 2007, due to a 49 basis point increase in average deposit costs incurred during a rising rate environment, partially offset by a $77.8 million reduction in average deposit balances. Additionally, interest expense from borrowings increased $1.4 million during 2007 compared to 2006 primarily due the compounding effect of interest payment deferrals and higher yields on the junior subordinated debentures.

Net Interest Margin/Net Interest Spread

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, decreased by 20 basis points during 2008 compared to 2007 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased by 7 basis points during the same period. The net interest margin decrease was primarily due to the increased reliance on interest bearing liabilities to fund the interest earning assets and the decline in the average yield on interest earning assets funded by non-interest bearing liabilities and capital.

CIB Marine’s net interest margin increased by 10 basis points during 2007 compared to 2006 and its net interest spread decreased by 2 basis points during the same period. The increase in the net interest margin was primarily due to rising yields on assets funded by noninterest-bearing funding sources.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses increased $15.7 million from $6.4 million for the year ended December 31, 2007 to $22.1 million for the year ended December 31, 2008.

The increase in the provision during 2008 as compared to 2007 was primarily due to an increase in net charge-offs and deterioration in the credit quality of certain segments of the loan portfolio. The increase in charge-offs was predominately in commercial real estate construction and purchased home equity loans.

During 2008, the provision for credit losses allocated to the purchased home equity pools was $11.3 million compared to $6.2 million during 2007. The $6.2 million provision allocated to these two pools in 2007 was primarily due to the purchase of the second pool of home equity loans in February 2007 and a sharp deterioration in credit quality beginning in the second quarter of 2007; while the $11.3 million provision recorded in 2008 related to deterioration in the credit quality of these pools and the decision by CIB Marine to change its policy to charge-off 100% of the outstanding principal balance of each loan in the pool when the loan is classified as 90 days past due on the servicer report received during the period. During 2008, $12.4 million of these loans were charged-off compared to $2.0 million during 2007. At December 31, 2008 and 2007, the remaining balance of these two purchased pools was $52.2 million and $73.0 million, respectively, with an allocated allowance of $4.5 million and $5.3 million, respectively.

During 2008, real estate markets continued to show signs of stress and deterioration, contributing to increased charge-offs and provisions. In particular, deterioration in the credit quality of construction and development loans resulted in provisions of $11.0 million for this type of loan in 2008. A substantial portion of these provisions related to residential construction and development loans in the Florida and Arizona markets.

The provision for credit losses was $6.4 million during 2007, compared to net recoveries of $4.4 million during 2006. The change in the provision was primarily due to an increase in the cumulative total of commercial, commercial real estate and commercial real estate construction loans during 2007 compared to a decrease in the cumulative total of these loans during 2006; a $1.8 million decrease in nonaccrual loans during 2007 compared to an $8.4 million decrease in these loans during 2006; and net charge-offs compared to net recoveries during the same respective periods. Additionally, during 2007, CIB Marine increased its provision related to home equity loans to account for the purchase of a $48.2 million closed end pool of fixed rate second lien home equity loans in February 2007 and to account for the deterioration in this pool and a similar $47.8 million pool it purchased in June 2006.

At December 31, 2007, CIB Marine had a $73.0 million remaining principal balance on the $96.0 million closed-end second lien home equity loan pools it purchased in June 2006 and February 2007. The quality of the loan pools deteriorated in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets beginning in the third quarter of 2007. The ratio of total loans past due 30 days or more, including nonaccrual loans, to outstanding principal balances of these two pools was 1.7% and 5.4% at December 31, 2006 and 2007, respectively. Due to the deterioration and the purchase of the $48.2 million pool in February 2007, the provision for credit losses related to these pools increased from $1.1 million in 2006 to $6.2 million in 2007.

Due primarily to the rapid decline in economic conditions during the first quarter of 2009, CIB Marine recognized net charge-offs of $3.5 million and provisions for loan losses of $2.9 million during the quarter related to its purchased home equity loan pools.

Noninterest Income

Noninterest income increased $3.1 million, or 101.9%, from $3.1 million for the year ended December 31, 2007 to $6.2 million for the year ended December 31, 2008. The increase was mainly due to gain on sale of branches. During 2008, CIB Marine recognized a $4.3 million gain on the sale of all of the branches and substantially all of the loans and deposits of its Florida banking subsidiary. This compares to a $1.1 million gain recognized in 2007 on the sale of two branches owned by Marine Bank.

Noninterest income decreased $1.5 million, or 32.8%, from $4.5 million in 2006 to $3.0 million in 2007, mainly due to net gains recognized on a greater number of branch sales during 2006 than in 2007. During 2007, CIB Marine sold two branches at a net pretax gain of $1.1 million while during the same period of 2006, CIB Marine sold six branches at a combined pretax gain of $2.7 million.

Noninterest Expense

Total noninterest expense increased $7.2 million, or 20.8%, from $34.4 million in 2007, to $41.6 million in 2008. The increase was primarily the result of the following:

•
Professional services increased $1.5 million, or 44.2%, during 2008 compared to 2007, primarily due to increased legal fees related to loan collection and workout-related services, as well as services related to the capital plan.

•	Data processing increased $1.0 million during 2008 compared to 2007. During the fourth quarter of 2007 CIB Marine began outsourcing its data processing, which was previously performed in-house.
•
Foreclosed property expense increased $0.3 million during 2008 compared to 2007 mainly due to two commercial properties that were foreclosed upon related to one borrowing relationship located in Illinois. The properties were acquired in the third quarter of 2007.

•	A $3.4 million settlement expense was recognized in 2008 related to the Lewis litigation. See Item 3-Legal Proceedings in Part I of this Form 10-K for further information regarding this litigation.
•
Write down and losses on assets increased $2.8 million mainly due to the charge-off of CIB Marine’s investment in four statutory trusts during the fourth quarter of 2008. See “Other Assets” discussion for further information.

•
During 2008, CIB Marine management determined that certain of the securities it held were other-than-temporarily impaired and accordingly recognized a $1.8 million impairment loss. See Securities for further information regarding such adjustments.

•	FDIC and state assessment increased $0.4 million during 2008 compared to 2007 mainly due to increased FDIC insurance premiums.
•
The increases in the noninterest expense items listed above were offset by decreases in compensation and employee benefits, equipment, occupancy and premises of approximately $3.5 million in 2008. The number of full-time equivalent employees declined to 197 at December 31, 2008 from 258 at December 31, 2007. These decreases were mainly due to management cost savings initiatives, branch sales and closures.

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

•
Impairment loss on securities was $1.1 million for the year ended December 31, 2006 compared to none for the year ended December 31, 2007. During 2007, but prior to the issuance of its 2006 consolidated financial statements, CIB Marine elected to sell certain of its available for sale securities. As a result of this decision, CIB Marine determined it would not be holding these certain securities for a period of time sufficient to recover the carrying value at December 31, 2006. Accordingly, CIB Marine realized a $1.1 million other-than-temporary impairment loss on these certain securities during 2006. These other-than-temporary impairment losses were due to changes in general market interest rates and the decision to the sell the securities and not due to credit or liquidity risks or events. The strategy included purchasing higher yielding government securities having a positive effect earnings in the subsequent periods. There were no such impairment losses during 2007.

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

Income Taxes

The 2006 through 2008 financial statements recognize no tax benefit on the consolidated net operating losses for continuing operations due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not more likely than not. The continuing operations income tax benefits for 2008 through 2006 consisted primarily of the allocation of taxes in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns.

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CIB Marine adopted FIN 48 on January 1, 2007. The initial FIN 48 adjustment related to CIB Marine’s investment in an Illinois real estate investment trust (“REIT”) owned by its former Illinois banking subsidiary, which was sold in 2004. As of December 31, 2006, CIB Marine maintained a $1.9 million liability related to its exposure. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance. During 2007 CIB Marine incorrectly determined that the statute of limitations expired with respect to a portion of this exposure. As a result of this event, CIB Marine reversed $1.3 million of the tax liability through a credit to discontinued operations tax expense while also recording a $0.3 million charge to its discontinued operations tax expense for interest and penalties related to the remaining REIT tax exposure. During the third quarter of 2008, CIB Marine learned that the statute of limitations had in fact not expired and increased its REIT tax exposure by $1.7 million, including interest and penalties through that date. In December 2008, the Illinois Department of Revenue accepted a $0.5 million payment in full settlement of the issue and CIB Marine reversed $3.0 million of the tax liability through a credit to discontinued operations tax expense.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal tax authorities for years before 2004, and state tax authorities for years before 2000.

FINANCIAL CONDITION

Overview

On August 15, 2008, CIB Marine completed the sale of the branches, deposits and most of the loans of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium, for a combination of cash and common stock of the parent company of the purchaser. The consideration received was in the form of cash and equity shares of the purchaser. These equity shares had a market value of $1.0 million on the date of purchase and $0.8 million at December 31, 2008. The sale included $86.7 million of deposits and $41.0 million in assets, including $38.6 million in loans, $2.1 million in net premises and equipment, $0.6 million in Reserve Bank stock and $0.3 million in other liabilities. See the “Liquidity and Capital Plan Update” discussion below for further information.

During 2008, CIB Marine experienced a decline in the fair value of its securities portfolio due to the distressed financial markets and deterioration in the housing and banking sectors. As a result of this decline and losses incurred in 2008, CIB Marine’s capital decreased from $60.3 million at December 31, 2007 to $14.8 million at December 31, 2008. While each of CIB Marine’s subsidiary banks were classified as “well capitalized” at December 31, 2008, as defined by federal banking regulations, CIB Marine’s Tier 1 leverage ratio fell below the “minimum capital” threshold applicable under regulatory capital guidelines. As further discussed in the “Liquidity and Capital Plan Update” section below, CIB Marine is continuing to pursue efforts to restructure its TruPS obligations. Also, as noted in the Subsequent Events section below, in early April, 2009, the FDIC and the WDFI signed a C&D for Marine Bank. Among other things the C&D requires an increase in capital at Marine Bank, which has been completed through a contribution of capital from the CIB Marine parent company. It should also be noted that, notwithstanding maintenance of capital at this higher level, FDIC regulations require that the bank be described as “adequately capitalized” as long as the C&D remains in effect.

As of April 10, 2009, the initial voting deadline established in the Consent Solicitation (the “Consent Solicitation”), CIB Marine was notified that a sufficient number of negative votes were cast by the applicable holders of two series of TruPS to prevent approval of the Plan of Restructuring (the “Plan of Restructuring”). Based upon conversations that CIB Marine and its investment banking firm have had with certain of the TruPS holders, including certain holders who have initially voted against the Consent Solicitation, CIB Marine has elected to extend the voting deadline until May 11, 2009 in order to give it more time to consider amending the terms of the Consent Solicitation to address such holders’ concerns, as well as to consider other available options.

CIB is not able to pay the accrued interest currently due on its debentures and is no longer permitted to defer interest payments thereon and is therefore in default on the TruPS. If the Plan of Restructuring is ultimately not approved, CIB Marine will be unable to cure this default. While CIB Marine is not aware of any precedent of a default by a bank holding company on trust preferred securities, management believes any such default will have a material adverse effect on CIB Marine’s continuing operations with serious adverse consequences on CIB Marine shareholders and TruPS holders. If CIB Marine is able to restructure its TruPS, it anticipates the restructuring will permit it to return to “well-capitalized” status.

Loans Held for Sale

Loans held for sale were $4.8 million at December 31, 2008, which consisted of $0.6 million in residential mortgage loans and $4.2 million in commercial real estate construction loans. Following the sale of Citrus Bank, the remaining loans of Citrus Bank were merged into CIB Marine. Of those remaining loans, $4.2 million have been transferred to loans held for sale during the third quarter of 2008. Prior to the transfer, CIB Marine management determined certain of these loans were impaired and accordingly, charged-off $2.0 million to the allowance for loan loss. CIB Marine continues to liquidate these loans to increase its cash balances. At December 31, 2008, loans held for sale with a carrying value of $2.0 million and $1.7 million, respectively, were classified as nonaccrual and 90 days or more past due and still accruing.

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

The carrying value and yield of CIB Marine’s securities are set forth in the following table.

	As of December 31, (1)
	2008		2007		2006
	Amount	Yield to Maturity	Amount	Yield to Maturity	Amount	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$44,835	4.62%	$63,104	4.78%	$101,321	4.83%
Obligations of states and political subdivisions	30,236	5.26	31,031	5.26	32,067	5.10
Other notes and bonds	9,012	2.65	9,098	5.96	350	6.66
Asset-backed securities	—	—	—	—	2,192	5.65
Corporate commercial paper	4,800	1.25	—	—	4,384	5.40
Mortgage-backed securities (agencies)	107,194	5.37	111,276	4.93	159,362	4.87
Mortgage-backed securities (non-agencies)	93,428	5.76	100,430	5.43	35,492	5.13
Total securities before market value adjustment	289,505	5.22%	314,939	5.12%	335,168	4.93%
Other equities	955	—	—	—	—	—
Available for sale market value adjustment	(10,008)		1,382		(1,880)
Total securities available for sale	$280,452		$316,321		$333,288

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred. Accordingly, 2008, 2007 and 2006 are not presented on a tax-equivalent basis.

Total securities outstanding at December 31, 2008 were $280.5 million, a decrease of $35.8 million, or 11.3%, from $316.3 million at December 31, 2007. The decrease was mainly due to prepayments, repayments and maturities from the existing portfolio, the proceeds of which were used to fund a decrease in deposits, as well as the decline in the market value of the securities.

At December 31, 2008, 15.5% of the portfolio consisted of U.S. government agency securities, compared to 20.0% at December 31, 2007, and at December 31, 2008, 69.3% of the portfolio consisted of mortgage-backed securities compared to 67.2% at December 31, 2007. Obligations of states and political subdivisions represented 10.4% of the portfolio at December 31, 2008, compared to 9.9% at December 31, 2007. The ratio of total securities to total assets was 30.9% and 31.5% at December 31, 2008 and 2007, respectively.

Securities available for sale with a carrying value of $222.3 million and $212.4 million at December 31, 2008 and December 31, 2007, respectively, were pledged for current outstanding or continently available deposits and borrowings with public entities, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

Where the fair value of a security is less than its cost at December 31, 2008, CIB Marine has the ability and intent to hold the investment for a sufficient period of time, up to and including maturity, for a forecasted recovery of fair value up to (or beyond) the cost of the investment and it does not consider it probable that it will be unable to collect all amounts due according to the contractual terms of the debt security; except: (1) for one mortgage-backed security (corporate) an other-than-temporary impairment was recorded at September 30, 2008, the cost basis for the security was reduced from $1.4 million to the securities fair value of $0.9 million, for a loss of $0.5 million during the third quarter of 2008; (2) for the same mortgage-backed security (corporate) an additional other-than-temporary impairment was recorded at December 31, 2008, the cost basis for the security was further reduced from $0.9 million to the securities fair value of $0.5 million at year end, for a loss of $0.4 million during the fourth quarter of 2008; and (3) for another mortgage-backed security (corporate) an other-than-temporary impairment was recorded at December 31, 2008, the cost basis for the security was reduced from $2.8 million to the securities fair value of $1.9 million, for a loss of $0.9 million during the fourth quarter of 2008. Based on management’s estimates at December 31, 2008, a substantial portion of the write-down in these securities with other-than-temporary impairment is attributable to the decline in their fair values due to deteriorating credit and liquidity conditions rather than the estimate of credit losses to be experienced in the securities. However, given the level of stresses in the capital markets, housing market and financial industry and given the deteriorating economic conditions, there is an increased chance for further credit deterioration to the extent that additional other-than-temporary impairment may occur in the future.

For more information regarding securities and other-than-temporary impairment see Item 8, Note 3-Securities.

The following table presents the maturities and weighted average yields of securities as of December 31, 2008.

	December 31, 2008
	1 Year and Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$22,773	4.47%	$22,062	4.78%	$—	—%	$—	—%	$44,835	4.62%
Obligations of states and political subdivisions	75	4.86	1,448	5.24	15,151	5.06	13,562	5.50	30,236	5.26
Other notes and bonds	200	3.25	150	2.84	—	—	8,662	2.63	9,012	2.65
Commercial paper	4,800	1.25	—	—	—	—	—	—	4,800	1.25
Mortgage-backed securities	5	6.11	1,542	4.09	39,102	5.05	159,973	5.69	200,622	5.55
Total securities before market value adjustment	$27,853	3.91%	$25,202	4.75%	$54,253	5.05%	$182,197	5.53%	$289,505	5.22%
Other Equities									955
Available for sale market value adjustment									(10,008)
Total securities									$280,452

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

Loans, net of the allowance for loan losses, were $536.0 million at December 31, 2008, a decrease of $38.6 million, or 6.7%, from $574.6 million at December 31, 2007, and represented 59.1% and 57.1% of CIB Marine’s total assets at December 31, 2008 and 2007, respectively. The decrease was mainly due to the sale of CIB Marine’s Florida banking subsidiary, Citrus Bank, during 2008 which sold loans totaling $38.6 million. Excluding the loans sold due to the Citrus Bank sale, the decrease was also due to a decrease in commercial real estate construction loans of $50.6 million and $3.1 million in home equity loans. The decreases were offset by increases in commercial loans of $18.0 million, commercial real estate loans of $25.7 million and residential real estate loans of $8.4 million.

CIB Marine has no plans to acquire any further home equity portfolios. In the course of business, CIB Marine may acquire home equity or other consumer loans from other lenders, but only on a loan-by-loan basis where CIB Marine reserves the right to decline individual loans that do not meet its standards. In addition, CIB Marine, as a community bank in the markets it serves, will make commercial real estate loans either acting as a lead lender or participating with other banks. However, it applies a standard credit process to all commercial lending to effectively manage credit risk throughout its markets.

The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

	December 31,
	2008		2007		2006		2005		2004
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$75,289	13.6%	$63,046	10.6%	$49,777	9.5%	$69,048	13.4%	$193,574	25.9%
Commercial real estate	258,881	46.8	258,265	43.5	282,233	54.0	323,384	62.6	404,503	54.1
Commercial real estate construction	86,909	15.7	139,663	23.5	111,040	21.3	89,313	17.3	109,676	14.7
Residential real estate	26,110	4.7	20,938	3.5	19,125	3.7	19,925	3.9	31,027	4.1
Home equity loans	103,253	18.7	108,486	18.3	57,990	11.1	12,603	2.4	7,701	1.0
Consumer loans	2,990	0.5	3,241	0.6	2,363	0.4	2,179	0.4	2,124	0.3
Receivables from sale of stock	(51)	(0.0)	(121)	(0.0)	(151)	(0.0)	(202)	(0.0)	(946)	(0.1)
Gross loans	553,381	100.0%	593,518	100.0%	522,377	100.0%	516,250	100.0%	747,659	100.0%
Deferred loan fees	1,826		1,741		247		(706)		(1,044)
Total loans	555,207		595,259		522,624		515,544		746,615
Allowance for loan losses	(19,242)		(20,706)		(20,906)		(24,882)		(29,551)
Net loans	$535,965		$574,553		$501,718		$490,662		$717,064

Commercial Loans. At December 31, 2008, commercial loans totaled $75.3 million and represented 13.6% of gross loans, an increase of $12.2 million, or 19.4%, from the prior year-end. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Commercial loans generally have floating interest rates.

Commercial Real Estate Loans. At December 31, 2008, commercial real estate loans totaled $258.9 million and represented 46.8% of gross loans. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates. CIB Marine’s underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

Commercial Real Estate Construction Loans. At December 31, 2008, commercial real estate construction loans totaled $86.9 million, a decrease of $52.8 million, or 37.8%, from the prior year end and represented 15.7% of gross loans. Commercial real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Prior to approving construction financing CIB Marine generally requires that permanent financing for the project has been approved by CIB Marine or a nonaffiliated third party, or there is a significant number of pre-sold units or pre-leased units (depending on project type) to evidence the economic viability of the project. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the projects appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable interest rates.

Residential Real Estate Loans. At December 31, 2008, residential mortgage loans, not held for sale totaled $26.1 million and represented 4.7% of gross loans, compared to $20.9 million and 3.5%, respectively, at December 31, 2007.

Home Equity and Consumer Loans. CIB Marine also offers a variety of other types of consumer loans, including installment, home equity and credit card loans. These consumer loans totaled $106.2 million at December 31, 2008 and represented 19.2% of gross loans, compared to $111.7 million and 18.9%, respectively, at December 31, 2007. During the first quarter of 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709. During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. At December 31, 2008 and 2007, the remaining balance of these two purchased pools was $52.2 million and $73.0 million, respectively, with an allocated allowance of $4.5 million and $5.3 million, respectively.

Receivables from Sale of Stock. CIB Marine’s subsidiary banks have made loans to borrowers to purchase CIB Marine stock in private placement offerings from CIB Marine, or from other shareholders. Loans originated by the Banks to purchase CIB Marine stock that are not sufficiently collateralized by assets other than CIB Marine stock are accounted for as a reduction of stockholders’ equity unless the loan has been repaid prior to the issuance of the financial statements. Such loans are recorded as receivables from sale of stock (a contra-equity account) and totaled $0.05 million and $0.1 million at December 31, 2008 and December 31, 2007, respectively.

Loan Maturities. The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2008. Maturities are based upon contractual terms of the underlying loans and amounts exclude assets of companies held for sale.

	December 31, 2008
	1 year and less	1 to 5 Years	Over 5 years	Total
	(Dollars in thousands)
Commercial	$32,359	$39,664	$3,266	$75,289
Commercial real estate	40,050	199,091	19,740	258,881
Commercial real estate construction	62,599	23,990	320	86,909
Residential real estate	18,736	4,775	2,599	26,110
Home equity loans	53,633	14,946	34,674	103,253
Consumer loans	1,734	1,256	—	2,990
Loans to purchase stock	(51)	—	—	(51)
Total gross loans	$209,060	$283,722	$60,599	$553,381
Sensitivity to changes in interest rates
Fixed rates	97,158	200,068	35,834	333,060
Variable rates	111,902	83,654	24,765	220,321
Total gross loans	$209,060	$283,722	$60,599	$553,381

Credit Concentrations

At December 31, 2008 CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) that each individually exceeded 25% of stockholders’ equity compared to one at December 31, 2007. The increase in the number of concentrations is largely due to a decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. At December 31, 2008, the total outstanding commitments on these borrowing relationships, including lines of credit not fully drawn, ranged from 54% to 109% of equity and 1% to 3% of total loans, and the principal drawn and outstanding on loans in these borrowing relationships ranged from $1.3 million to $14.7 million. As of December 31, 2008 one loan for $9.3 million was 30 days past due. At December 31, 2007 the one relationship, including lines of credit not fully drawn upon, was 36.9% of equity and 3.7% of total loans and the principal drawn and outstanding was $6.9 million.

At December 31, 2008, CIB Marine also had credit relationships within eleven industries or industry groups with loans outstanding in that industry or industry group that exceeded 25% of its stockholders’ equity:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$169.7	31%	1,146%
Residential Real Estate Developers	86.9	16	587
Health Care Facilities	21.5	4	145
Nursing/Convalescent Homes	17.2	3	116
Motel and Hotel	16.8	3	114
Manufacturing	15.7	3	106
Finance & Insurance	11.7	2	79
Retail Trade	9.4	2	63
Other Services	8.3	2	56
Transportation & Warehousing	7.6	1	51
Arts Entertainment & Recreation	5.5	1	37

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

Loan Approval. The approval process for a loan depends upon the size of the borrowing relationship. Depending on the size, new loans and modifications or renewals of existing loans are approved either under a signature authority matrix or by the Executive Loan Committee, as created by the Board of Directors. In general, loans are approved under a sponsor/approver system (signature matrix) under which the Executive Loan Committee has granted pre-approved limits for individual lenders and credit department staff. The line personnel sponsor the credit and the credit department personnel approve the credit up to their assigned authority. The Executive Loan Committee reviews and approves all loans, renewals or modifications of existing loans to a borrower, or a related group of borrowers, which are individually or in the aggregate, including existing credits to such a borrower, or related group of borrowers, $2.5 million or greater. Since 2004 the Board has affirmed its commitment to limiting credit relationships. In 2008, CIB Marine further determined to target a lower exposure of $5.0 million per relationship except under certain circumstances. In 2008, CIB Marine’s President and CEO and the Chief Credit Officer of CIB Marine continued to hold veto authority over any loan. CIB Marine believes that these procedures have strengthened its underwriting process and provide additional controls to monitor and evaluate credit concentrations.

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

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. At December 31, 2008, the allowance for loan losses was $19.2 million or 3.5% of total loans compared to $20.7 million, or 3.5% of total loans at December 31, 2007. Total charge-offs for 2008 were $25.6 million, while recoveries were $1.9 million compared to loan charge-offs of $8.2 million and recoveries of $1.6 million in 2007. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible given the conditions of the housing market, and the economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K.

The increase in charge-offs during 2008 compared to 2007 was predominately in commercial real estate construction and home equity loans. The increases in commercial real estate construction was largely due to charge-offs related to three credits, including one that was subsequently transferred to held for sale. The purchased home equity pools accounted for $10.1 million of the $17.1 million increase in total net charge-offs. Due to the sustained decline in housing markets and adverse conditions for housing finance, CIB Marine changed its policy in the second quarter of 2008 to charge-off 100% of the outstanding principal of each loan in the home equity pools when it becomes 90 days past due. This change accelerated charge-offs of the non-performing loans in the pools.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$20,706	$20,906	$24,882	$29,551	$54,382
Loans charged-off:
Commercial	(1,359)	(939)	(64)	(1,380)	(31,515)
Commercial real estate:
Commercial real estate	(994)	(4,985)	(471)	(1,945)	(10,126)
Commercial real estate construction	(9,722)	(27)	—	(524)	(3,665)
Consumer:
Residential real estate	(807)	(198)	(78)	(49)	—
Home equity	(12,609)	(2,015)	—	—	—
Consumer	(67)	(28)	(9)	(13)	(73)
Total charged-off	(25,558)	(8,192)	(622)	(3,911)	(45,379)
Recoveries of loans charged-off:
Commercial	425	663	664	6,017	1,995
Commercial real estate:
Commercial real estate	992	307	352	1,769	1,806
Commercial real estate construction	46	531	—	89	—
Consumer:
Residential real estate	87	7	—	23	—
Home equity	327	62	—	—	—
Consumer	11	9	14	13	40
Total recoveries	1,888	1,579	1,030	7,911	3,841
Net loans recovered (charged-off)	(23,670)	(6,613)	408	4,000	(41,538)
Provision for (reversal of) loan losses (1)	22,277	6,413	(4,384)	(8,669)	16,707
Allowance for loan loss sold	(581)	—	—	—	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	510	—	—	—	—
Balance at end of year	$19,242	$20,706	$20,906	$24,882	$29,551
Ratios
Allowance for loan losses to total loans	3.47%	3.48%	4.00%	4.83%	3.96%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (2)	119.43	109.37	94.37	59.06	47.08
Net charge-offs (recoveries) to average loans:
Commercial	1.20	0.45	(1.19)	(4.06)	10.00
Commercial real estate and commercial real estate construction	2.41	1.02	0.03	0.13	1.72
Residential real estate, home equity and consumer	10.32	1.92	0.13	0.11	0.10
Total loans	3.90	1.14	(0.08)	(0.67)	4.06
Ratio of recoveries to loans charged-off	7.39	19.27	165.59	202.28	8.46
Total loans	$555,207	$595,259	$522,624	$515,544	$746,615
Average total loans	606,473	582,559	525,158	594,714	1,023,092

(1)
The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for the year ended December 31, 2008. See “Other Liabilities” later in this section for further information.

(2)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan as of the dates indicated. For comparative purposes all periods presented exclude the assets of companies held for disposal at the end of period and companies that were sold during the period.

	December 31,
	2008		2007		2006		2005		2004
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$2,045	13.6%	$2,233	10.6%	$3,024	9.5%	$4,165	13.4%	$10,080	25.9%
Commercial real estate	4,585	46.8	6,769	43.5	12,859	54.0	17,721	62.6	16,211	54.1
Commercial real estate construction	6,506	15.7	5,134	23.5	2,383	21.3	2,193	17.3	2,258	14.6
Residential real estate	593	4.7	635	3.5	625	3.7	433	3.9	871	4.1
Home equity loans	5,448	18.7	5,862	18.3	1,928	11.1	292	2.4	83	1.0
Consumer loans	65	0.5	73	0.6	87	0.4	78	0.4	48	0.3
Total allowance	$19,242	100.0%	$20,706	100.0%	$20,906	100.0%	$24,882	100.0%	$29,551	100.0%

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

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$1,792	$1,855	$3,881	$6,426	$25,431
Commercial real estate	890	2,814	16,110	21,148	23,020
Commercial real estate construction	11,413	11,378	142	1,149	5,399
Residential real estate	969	393	536	379	477
Home equity loans	—	2,416	—	—	—
Consumer loans	8	10	—	3	—
	15,072	18,866	20,669	29,105	54,327
Loans held for sale	2,025	—	—	—	—
Total nonaccrual loans	17,097	18,866	20,669	29,105	54,327
Foreclosed property	980	1,344	102	2,931	2,938
Restructured loans	—	—	—	1,486	1,536
Total nonperforming assets	$18,077	$20,210	$20,771	$33,522	$58,801
Loans 90 days or more past due and still accruing
Commercial	$—	$—	$100	$589	$1,009
Commercial real estate	1,040	19	1,385	2,962	5,902
Commercial real estate construction	—	—	—	7,991	—
Residential real estate	—	—	—	—	—
Home equity loans	—	47	—	—	—
Consumer loans	—	—	—	—	—
	1,040	66	1,485	11,542	6,911
Loans held for sale	1,680	—	—	—	—
Total loans 90 days or more past due and still accruing	$2,720	$66	$1,485	$11,542	$6,911

Allowance for loan losses	$19,242	$20,706	$20,906	$24,882	$29,551
Loans at end of period	$555,207	$595,259	$522,624	$515,544	$746,615
Ratios
Nonaccrual loans to total loans (2)	2.71%	3.17%	3.95%	5.65%	7.28%
Foreclosed properties to total assets	0.11	0.13	0.01	0.26	0.21
Nonperforming assets to total assets (2)	1.77	2.01	2.09	2.96	4.29
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (2)	2.90	3.18	4.24	8.17	8.41
Nonperforming assets and 90 days or more past due and still accruing loans to total assets (2)	1.89	2.02	2.24	3.98	4.79

(1)	For comparative purposes, all periods presented exclude the assets of all companies held for disposal at December 31, 2008 and companies that were sold during the period.
(2)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

Excluding loans held for sale, nonaccrual loans decreased $3.8 million from $18.9 million at December 31, 2007 to $15.1 million at December 31, 2008 and the ratio of nonaccrual loans to total loans decreased from 3.17% at December 31, 2007 to 2.71% at December 31, 2008. Foregone interest on nonaccrual loans reduced interest income by $1.0 million in 2008, $1.5 million in 2007 and $2.0 million in 2006.

At December 31, 2008, CIB Marine had four borrowing relationships (loans to one borrower or a group of borrowers) each with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These four relationships accounted for $11.1 million, or 73.5%, of nonaccrual loans excluding those held for sale. At the prior year’s end, the company had seven relationships with non-accrual balances in excess of $1.0 million and they accounted for $14.2 million in balances, or 75.1% of nonaccrual loans at that date. As of December 31, 2008 the four loans consisted of the following:

•
Commercial real estate land development loan in the amount of $3.3 million to a borrower secured by a first mortgage. As of December 31, 2008, $0.7 million in specific reserves were allocated to this borrowing relationship and a charge-off of $1.7 million was taken against a specific reserve.

•
Commercial real estate loan in the amount of $3.4 million to a borrower secured by a first mortgage on a residential and commercial property. As of December 31, 2008, $1.3 million of specific reserves were allocated to this relationship and no charge-offs have been taken. Additionally, at December 31, 2008, CIB Marine had an investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities related to this commercial real estate borrowing relationship. During 2007, CIB Marine deemed its investment was fully impaired and at December 31, 2008 CIB Marine’s carrying value of this investment was zero.

•
Commercial real estate construction loan in the amount of $1.9 million to a borrower secured by partially developed land. As of December 31, 2008, specific reserves of $1.0 million were allocated to this borrowing relationship.

•
Commercial real estate construction loan in the amount of $2.5 million secured by a first mortgage on a residential condominium development. At December 31, 2008, there were no specific reserves allocated to this loan.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

During 2008, CIB Marine began charging off 100% of the outstanding principal of each loan in the home equity pools when it becomes 90 days past due. As a result of this policy change, none of the loans in the home equity pools were classified as nonaccrual at December 31, 2008.

On December 31, 2007, $2.4 million, or 3.3% of the combined outstanding balance of the home equity pools purchased in June 2006 and February 2007 were classified as nonaccrual. Beginning in the third quarter of 2007, the quality of the two loan pool purchases deteriorated in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets. At December 31, 2008 the balance of the two pools was $52.2 million and loss reserves allocated to these two pools totaled $4.5 million; and at December 31, 2007, the balance of these two home equity pools was $73.0 million and loss reserves allocated to these two pools totaled $5.3 million.

Foreclosed properties were $1.0 million and consisted of six properties at December 31, 2008 compared to $1.3 million and six properties at December 31, 2007. During 2008, CIB Marine acquired four properties with a combined value of $0.4 million and sold four properties at a nominal net gain. All foreclosed properties were held for sale. One commercial foreclosed property accounted for $0.4 million, or 46.0%, of the balance at December 31, 2008. The property is located in Illinois and was acquired in 2007 through a deed in lieu of foreclosure.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. Excluding loans held for sale at December 31, 2008, CIB Marine had one loan totaling $1.0 million that was 90 days or more past due and still accruing. At December 31, 2007 the like balance was $0.01 million.

Regulatory Matters

In May 2004, CIB Marine entered into a Written Agreement (“Agreement”) with the Reserve Bank. The Agreement imposed certain restrictions and reporting requirements on CIB Marine and required various actions to be taken. The items included, among others:

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

The Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Reserve Bank.

In March 2009 Marine Bank stipulated to a C&D which was signed by the FDIC and the WDFI in early April 2009, and is expected to become effective in the near future. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D requires Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also include a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum tier 1 leverage ratio of 10% at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it becomes effective, can result in more severe restrictions and civil monetary penalties. The C&D added no material additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Companies Held For Disposal

At December 31, 2008, assets and liabilities of companies held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions and CIB Marine has received an extension from the banking regulators to hold Canron until June 30, 2009.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both December 31, 2008 and 2007, CIB Construction’s net carrying value of its investment in Canron was zero, and accordingly, CIB Construction included in net income any liquidation distributions it received from Canron. During 2008, Canron continued to collect both on and off balance sheet receivables and settle and resolve payables and claims through the voluntary liquidation process. For the years ended December 31, 2008, 2007 and 2006 CIB Construction had net income of $0.5 million, $0.1 million and $0.3 million, respectively. These amounts are included in net income of discontinued operations by CIB Marine.

At December 31, 2007, assets of companies held for disposal consisted of $1.2 million for CIB Construction and $0.7 million of remaining assets, mainly mortgage loans, of CIB Marine’s former mortgage banking subsidiary, MSI. CIB Marine sold substantially all the assets and operations of MSI prior to 2007. In 2008 CIB Marine determined the remaining assets no longer met the criteria of held for sale and accordingly, transferred the remaining loans to its loan portfolio. During 2007 and 2006, net income of discontinued operations included $0.2 million and $0.3 million, respectively, related to MSI.

At December 31, 2007, the major components of liabilities of companies held for sale at December 31, 2007 were $2.4 million for CIB Construction, and a $1.8 million tax exposure liability. The tax exposure liability related to CIB Marine’s investment in a REIT owned by its former Illinois banking subsidiary which was sold in 2004. In 2007, CIB Marine determined that the statute of limitations had expired with respect to a portion of this exposure and accordingly that it did not have a tax exposure liability for that portion at December 31, 2007. During the third quarter of 2008, CIB Marine learned that the statute of limitations had in fact not expired and increased its REIT tax exposure by $1.7 million, including interest and penalties through that date. In December 2008, the Illinois Department of Revenue accepted a $0.5 million payment in full settlement of the issue and CIB Marine reversed $3.0 million of the tax liabilities through a credit to discontinued operations tax expense. Discontinued operations tax expense for 2007 included a $1.1 million credit related to the partial reversal of the REIT tax liability, net of interest and penalty expense on the remaining liability. See the income tax discussion for further information on the REIT tax item.

Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2008	2007
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$11,555	$12,298
Prepaid expenses	950	1,020
Accounts receivable	124	179
Trust preferred securities underwriting fee, net of amortization	1,225	1,280
Investment in trust common securities	—	3,022
Other investments	1,167	1,381
Income tax receivable (1)	890	2,737
Other	9	160
	$15,920	$22,077

1)	December 31, 2008 and 2007, respectively, include $0.7 million and $1.2 million of net tax receivable from companies held for disposal per tax sharing agreements.

CIB Marine owns 100% of the capital stock of four statutory business trusts (“Trusts”) which it had formed for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. In accordance with GAAP, CIB Marine does not consolidate these Trusts and accounts for its investment using the equity method. At December 31, 2007 CIB Marine’s carrying value of its investment in these Trusts was $3.0 million and comprised CIB Marine’s $1.9 million initial investment plus $1.1 million in undistributed net income of the Trusts resulting from accrued interest on the junior subordinated debentures in excess of interest on the trust preferred securities. During the fourth quarter of 2008, CIB Marine deemed its entire investment in these Trusts impaired and accordingly, recognized a $3.2 million impairment loss. This loss is included in write down and losses on assets. See Item 8, Note 11-Long-Term Borrowings for further information regarding the Trusts and the junior subordinated debentures.

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.1 million and $1.2 million at December 31, 2008 and 2007, respectively. Equity loss on these limited partnerships, included in noninterest expense, was $0.2 million in both 2008 and 2007 and $0.4 million in 2006. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of December 31, 2008 has invested $0.4 million. Beginning in 2006, CIB Marine began receiving capital distributions on its investment in this company. At both December 31, 2008 and 2007, CIB Marine’s carrying value of this investment was $0.1 million.

As members of the FHLB of Chicago, CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Home Loan Bank of Chicago stock as required by that institution.

In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (“C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the year 2008. As of the year ended in 2008 and 2007, CIB Marine had $11.6 million and $11.5 million in FHLB Chicago stock, of which $3.4 million and $3.9 million, respectively, was required stock holdings to maintain the level of borrowings outstanding with the FHLB of Chicago.

Deposits

Average total deposits decreased $32.8 million, or 4.3%, from $764.1 million in 2007 to $731.3 million in 2008. The ratio of total average deposits to average earning assets was 74.0% in 2008, 80.8% in 2007 and 84.5% in 2006. The decrease was primarily due to the sale of CIB Marine’s Florida banking subsidiary, Citrus Bank. Excluding Citrus Bank, average deposits increased from $658.4 million in 2007 to $670.6 million in 2008.

The following tables set forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

	Year Ended December 31,
	2008			2007			2006
	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$36,981	5.06%	0.72%	$36,132	4.73%	1.00%	$43,001	5.01%	0.99%
Money market	143,149	19.57	2.29	170,966	22.37	4.10	194,290	22.65	3.97
Other savings	12,112	1.66	0.82	15,224	1.99	0.99	21,839	2.54	1.00
Time deposits	473,707	64.77	4.03	466,151	61.01	4.75	507,013	59.11	4.12
Total interest-bearing deposits	665,949	91.06	3.42	688,473	90.10	4.31	766,143	89.31	3.82
Noninterest-bearing	65,374	8.94	—	75,670	9.90	—	91,668	10.69	—
Total deposits	$731,323	100.00%	3.11%	$764,143	100.00%	3.89%	$857,811	100.00%	3.41%

Average interest-bearing deposits as a percentage of average total deposits were 91.1% in 2008, 90.1% in 2007 and 89.3% in 2006. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 71.1% in 2008, 67.7% in 2007, and 66.2% in 2006. These percentages reflect CIB Marine’s significant reliance on time deposits as a source of funding. Average money market accounts decreased $27.8 million or 16.3%, average noninterest-bearing demand deposits decreased $10.3 million, or 13.6%, and other savings accounts decreased $3.1 million or 20.4%, while average interest-bearing demand deposits increased $0.8 million or 2.3% and average time deposits increased $7.6 million, or 1.6% in 2008 compared to 2007.

Total time deposits of $100,000 or more were $151.1 million, or approximately 31% of time deposits at December 31, 2008 and $169.0 million or 36% of total time deposits at December 31, 2007. Brokered time deposits were $36.0 million or 7.4% of total time deposits at December 31, 2008 and $22.2 million or 4.8% of total time deposits at December 31, 2007. CIB Marine issues brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits.

The following table provides information on the maturity distribution of time deposits of $100,000 or more.

December 31, 2008
(Dollars in thousand)
Maturity
3 months or less	$48,188
Over 3 through 6 months	15,762
Over 6 through 12 months	71,655
Over 12 months	15,484
$151,089

Borrowings

CIB Marine also uses various types of borrowings to meet liquidity needs and/or fund asset growth, when the pricing on these borrowings is more favorable than deposits.

In 2004, CIB Marine entered into the Agreement with the Reserve Bank. Among other items, the Agreement requires CIB Marine to obtain Reserve Bank approval before incurring additional borrowings or debt.

The following tables set forth information regarding selected categories of borrowings as of the dates indicated.

Short-Term Borrowings	Balance	At Year end Weighted- Average Rate	% of Total Borrowings	Daily Average Balances	For the Year Weighted- Average Rate	Highest Balances at Month End
	(Dollars in thousands)
2008
Federal funds purchased	$—	—%	—%	$12,744	0.20%	$4,157
Securities sold under repurchase agreements	19,908	0.68	13.13	16,382	1.62	27,762
Federal Home Loan Bank	40,000	0.55	26.37	78,312	2.29	100,150
Treasury, tax and loan note	2,898	0.00	1.91	616	1.68	2,898
Total short-term borrowings	$62,806	0.57%	41.41	$108,054	1.94%
2007
Federal funds purchased	$—	—%	—%	$2,400	5.26%	$12,811
Securities sold under repurchase agreements	16,276	3.17	10.21	21,012	4.11	27,016
Federal Home Loan Bank	67,100	3.90	42.08	15,044	4.35	67,100
Treasury, tax and loan note	2,240	3.59	1.40	872	5.68	2,848
Total short-term borrowings	$85,616	3.76%	53.69%	$39,328	4.32%
2006
Federal funds purchased	$2,057	5.31%	2.25%	$1,683	5.18%	$3,800
Securities sold under repurchase agreements	21,568	4.74	23.57	17,426	4.12	21,567
Federal Home Loan Bank	—	—	—	3,088	5.57	12,000
Treasury, tax and loan note	4,028	5.04	4.40	718	4.47	4,028
Total short-term borrowings	$27,653	4.83%	30.22%	$22,915	4.40%

Long-Term Borrowings
	As of December 31,
	2008			2007			2006
	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings
	(Dollars in thousands)
Federal Home Loan Bank	$27,000	4.13%	17.80%	$12,000	4.52%	7.52%	$2,000	5.09%	2.19%
Junior subordinated debentures	61,857	9,40	40.79	61,857	9,89	38.79	61,857	9.94	67.59
Total long-term borrowings	$88,857	7.80%	58.59%	$73,857	9.02%	46.31%	$63,857	9.78%	69.78%

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds at year end, including junior subordinated debentures, decreased $7.8 million from $159.5 million at December 31, 2007 to $151.7 million at December 31, 2008 and represented 16.3% and 17.1%, respectively, of earning assets. The majority of the decrease occurred in short-term Federal Home Loan Bank borrowings which decreased $27.1 million from December 31, 2007 compared to December 31, 2008, while securities sold under repurchase agreements increased $3.6 million and long-term Federal Home Loan Bank borrowings increased $15.0 million during the same period.

Junior Subordinated Debentures and Trust Preferred Securities

CIB Marine formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The $61.9 million junior subordinated debt, net of CIB Marine’s $1.9 million initial investment in the Trusts, qualify as regulatory capital for CIB Marine subject to regulatory limitations. At December 31, 2008, approximately $8.3 million of the $60.0 million qualified as Tier 1 capital and $24.6 million qualified as Tier 2 capital.

In September 2002, CIB Marine issued $20.0 million in guaranteed trust preferred securities at a variable rate of interest based upon the three-month LIBOR plus 3.40%. The interest rate was 4.87% at December 31, 2008. The securities are mandatorily redeemable upon their maturity on September 27, 2032 and are callable by the issuer beginning September 30, 2007 at par value. Issuance costs of $0.5 million were incurred in connection with these securities. These costs were deferred and are being amortized over thirty years. CIB Marine used the net proceeds of $19.5 million for general corporate purposes.

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

Pursuant to its Agreement with the Reserve Bank, CIB Marine is not permitted to pay any interest on the trust preferred securities without prior approval of the Reserve Bank. See Regulatory Matters, above, for further discussion. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for consecutive periods not exceeding twenty consecutive quarters, but not beyond the stated maturity of the junior subordinated debentures. CIB Marine elected to defer all interest payments starting in 2004. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, or acquire, or make liquidation payment on its stock, or make any payment on principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to limitations. During 2008 CIB Marine continued to defer interest payments on its $61.9 million junior subordinated debentures and as a result the Trusts deferred distributions on their $60.0 million trust preferred securities (“TruPS”). CIB Marine had accrued interest payable on its junior subordinated debentures of $39.1 million and $30.3 million at December 31, 2008 and December 31, 2007, respectively.

The maximum deferral period for interest payments on the junior subordinated debentures and consequently the deferral period for the distributions on the TurPS ended in the first quarter of 2009. CIB Marine did not implement a strategy for refinancing or becoming current on these payments before that time, so the holders of the TruPS are entitled to a number of remedies, including accelerating the entire indebtedness on the junior subordinated debentures. CIB Marine is pursuing a capital plan which includes a strategy for becoming current on these obligations as soon as practicable. On March 16, 2009 CIB Marine issued a formal Consent Solicitation to the TruPS holders seeking their consent to a Plan of Restructuring that would. convert the indebtedness on the junior subordinated debentures into CIB Marine preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the securities. As of April 10, 2009, the initial voting deadline established in the Consent Solicitation, CIB Marine was notified that a sufficient number of negative votes were cast by the applicable holders of two series of TruPS to prevent approval of the Plan of Restructuring. Based upon conversations that CIB Marine and its investment banking firm have had with certain of the TruPS holders, including certain holders who have initially voted against the Consent Solicitation, CIB Marine has elected to extend the voting deadline until May 11, 2009 in order to give it more time to consider amending the terms of the Consent Solicitation to address such holders’ concerns, as well as to consider other available options.

If CIB Marine is not able to pay the accrued interest currently due on its debentures and is no longer permitted to defer interest payments thereon and is therefore in default on the TruPS. If the Plan of Restructuring is ultimately not approved, CIB Marine will be unable to cure this default. While CIB Marine is not aware of any precedent of a default by a bank holding company on trust preferred securities, management believes any such default will have a material adverse effect on CIB Marine’s continuing operations which will have serious adverse consequences to its shareholders and the TruPS holders.

See the “Liquidity and Capital Plan Update” discussion below for further information on CIB Marine’s capital plan.

Other Liabilities

	December 31,
	2008	2007
	(Dollars in thousands)
Accounts payable	$179	$117
Accrual for unfunded commitments and standby letters of credit	—	725
Accrued real estate taxes	147	158
Accrued compensation and employee benefits	681	782
Accrued professional fees	490	448
Accrued other expenses	448	731
Other liabilities	278	258
	$2,223	$3,219

Other liabilities decreased $1.0 million from $3.2 million at December 31, 2007 to $2.2 million at December 31, 2008. The decrease was mainly due to a $0.7 million reversal of the accrual for unfunded commitment and standby letters of credit during 2008.

At December 31, 2007, CIB Marine had a $0.7 million accrual for unfunded commitments and standby letters of credit related to one standby letter of credit which it had participated in with other banks. During 2008, this standby letter of credit matured and was converted to a note. As a result of this funding, during 2008 $0.5 million of the accrual for unfunded commitments and standby letters of credit was transferred to the allowance for loan loss. The remaining $0.2 million was reversed through a credit to provision for credit losses.

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

Derivative Financial Instruments:

CIB Marine utilizes derivatives primarily in its asset/liability management activities to modify the existing market risk characteristics of certain assets and liabilities. During 2008, CIB Marine’s derivatives were predominately interest rate swaps. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. The fair value of each derivative instrument, however, is recorded on the balance sheet as an asset or liability. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine deals exclusively with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2008. For additional information regarding CIB Marine’s interest rate swaps at December 31, 2008, including the off-balance sheet notional amount and fair value which is the carrying value, see Item 8, Note 17-Financial Instruments with Off-Balance Sheet Risks and Note 22-Fair Value of Financial Instruments in Part II of this Form 10-K.

Trust Preferred Securities:

At December 31, 2008, CIB Marine owned 100% of the common securities of the Trusts, see Item 8, Note 8-Other Assets of this Form 10-K for further information on these Trusts. CIB Marine also issued $61.9 million in junior subordinated debentures to the Trusts, which are outstanding at December 31, 2008. The Trusts have a total of $60.0 million in preferred securities outstanding which were issued to non-affiliated investors. See Item 7-Junior Subordinated Debentures and Guaranteed Trust Preferred Securities discussion and Item 8, Note 12-Long-Term Borrowings in Part II of this Form 10-K for further information.

Residential Mortgage Recourse Obligations:

CIB Marine has contracted with residential mortgage loan investors to repurchase or make the investor whole on losses incurred on residential mortgage loans purchased from CIB Marine and which were not in compliance or otherwise represented a material breach of agreement between CIB Marine and the investor. The amount of unsettled repurchase and make-whole obligations as of December 31, 2007 and 2008 was $0.1 million. At December 31, 2007 and 2008, liabilities of companies held for sale included a $0.1 million contingent liability related to these obligations.

Contractual obligations

The following table summarizes CIB Marine’s more significant contractual obligations at December 31, 2008. Excluded from the following table are a number of obligations to be settled in cash. These excluded items are reflected in the Company’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument. The table does not include interest.

	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
Certificate of deposit and other time deposit obligations	$489,172	$417,955	$30,924	$25,298	$6,627	$8,231	$137
Long-term debt	27,000	9,000	8,000	5,000	5,000	—	—
Junior subordinated debentures	61,857	—	—	—	—	—	61,857
Operating leases	2,226	913	550	358	294	111	—
Total	$580,255	$427,868	$39,474	$30,656	$11,921	$8,342	$61,994

Liquidity and Capital Plan Update

The objective of liquidity risk management at the Banks is to ensure that they have adequate funding capacity for commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. Liquidity positions of the Banks are actively managed by estimating, measuring and monitoring their sources and uses of funds. The Banks’ funding requirements are primarily met by the inflow from deposits, loan repayments and investment debt service payments and maturities. Each of the Banks also makes use of noncore funding sources in a manner consistent with their liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources utilized by the Banks include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLB and short-term brokered and negotiable time deposits. The Banks have also established significant loans and investment security-secured borrowing lines with the FRB and has maintained secured borrowing lines with nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term time deposits and long-term borrowings from the FHLB. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities.

During 2008, the availability of federal funds purchased for the Banks with correspondent banks continued to be contingent on pledges of fixed income securities. Additionally, pursuant to the aforementioned Agreement between CIB Marine and the Reserve Bank, the CIB Marine parent company, excluding its subsidiaries must obtain Reserve Bank approval before incurring additional borrowing or debt.

The following discussion should be read in conjunction with the consolidated statement of cash flows contained in the consolidated financial statements contained in Part II, Item 8 and Part I, Item 1A-Risk Factors of this Form 10-K.

CIB Marine’s primary sources of funds for the twelve months ended December 31, 2008 were $35.7 million increase in deposits (excluding deposits sold in the Citrus Bank transaction), $15.0 million net increase in long-term borrowings and debt service and redemption payments resulting in a $24.5 million net decrease in the investment portfolio.

Net loss from continuing operations of $36.2 million, liabilities sold in excess of assets sold of $42.7 million in connection with the Citrus Bank sale, a $25.3 million net increase in loans and a $22.8 million net decrease in short-term borrowings were CIB Marine’s primary uses of funds for the twelve months ended December 31, 2008.

CIB Marine had liquid assets from continuing operations of $57.2 million and $74.8 million at December 31, 2008 and 2007, respectively.

CIB Marine was able to meet its liquidity needs during 2008. Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of trust preferred securities. The obligations under the TruPS are solely the obligations of the CIB Marine parent company and not obligations of the Banks. Under the terms of the TruPS, the deferral period may last up to five years. These deferral periods extended to the first quarter of 2009, at which point CIB Marine became obligated to pay all of the accrued interest on such securities or be in default. The end of the deferral period for Trust IV was February 22, 2009. On March 25, 2009, the default date for Trust IV as provided under the debentures, CIB Marine failed to make the required payment of interest to the holders of Trust IV. Trusts I, III, and V reached the end of their deferral periods during March 2009, with default dates to occur during April 2009. CIB Marine does not have the cash available to make these interest payments prior to the default dates. At December 31, 2008, the accrued and unpaid interest on the junior subordinated debentures totaled $39.1 million. During 2008, CIB Marine continued to defer interest payments on its junior subordinated debentures and, as a result, had adequate funding capacity to meet its other obligations. As a result of CIB Marine’s inability to make these payments and continued losses, and in consideration of existing regulatory matters, there is substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2008, the CIB Marine parent company had $13.2 million in total cash and cash equivalents. In addition, the CIB Marine parent company also holds $15.2 million in loans that it is attempting to collect and an additional $3.8 million in loans held for sale. According to the Bank Holding Company Act of 1956, as amended (the “BHCA”), “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate CIB Marine has continued to monitor the capital strength and liquidity of the Banks. During 2008, CIB Marine provided $5.0 million in capital to Marine Bank to support the bank in maintaining a “well-capitalized” position. In addition, CIB Marine provided another $2.0 million in capital to Marine Bank in March 2009. Any other use of this cash to pay interest or principal on the TruPS is subject to approval by the Reserve Bank. Only cash available at the CIB Marine parent company may be used to pay debts or expenses of the CIB Marine parent company, including interest or principal on the TruPS.

Limitations imposed by the state regulators currently prohibit the Banks from providing a dividend to CIB Marine without the prior written approval of the state regulators, and currently prohibit CIB Marine from paying a dividend without the prior non-objection of the Reserve Bank. At December 31, 2008, the CIB Marine parent company’s liquid assets, including amounts deposited with the Banks, totaled $13.2 million, down from $25.7 million at the end of 2007, due primarily to $5.0 million in capital contributions made to the Banks. In addition, CIB Marine may not issue new debt or renew existing debt without the prior non-objection of the Reserve Bank. At the moment there is no other source of repayment of the TruPS, which began to default in March 2009. Absent the positive consent of the TruPS holders to a Plan of Restructuring proposed by CIB Marine on March 16, 2009, CIB Marine will default on the remaining junior subordinated debentures underlying the TruPS. See Part I, Item 1A-Risk Factors of this Form 10-K for further information.

As reported in Part II, Item 7 of its 2007 Form 10-K, CIB Marine management has been developing and implementing a comprehensive capital plan to pursue the goals of bringing the interest payments on the debentures current as soon as possible, maintaining “well-capitalized” capital ratios at the Banks, and improving the efficiency of CIB Marine through revenue growth and expense management. All of these goals were targeted to provide the greatest value possible to shareholders of CIB Marine.

During 2008, management pursued efforts on each of the options outlined in its capital plan. On August 15, 2008, CIB Marine completed the sale of the branches, deposits and most of the loans of Citrus Bank, its Florida banking subsidiary, to a third party. Following the sale, the remaining assets, liabilities, and capital of Citrus Bank were merged into CIB Marine. Most of these assets were in the form of approximately $18.5 million of retained loans. CIB Marine continues to attempt to liquidate these loans to increase cash balances at the CIB Marine parent company.

In addition, CIB Marine management applied to its Wisconsin and Illinois bank regulators for permission to transfer capital (in excess of amounts necessary to remain in compliance with regulatory “well-capitalized” guidelines) from Marine Bank and CIB Bank, respectively, to CIB Marine. CIB Marine intended to use that cash to pay accrued and unpaid interest on its trust preferred securities. In July and August 2008, respectively, these requests were denied.

In May 2007, CIB Marine engaged Stifel Nicolaus & Company (“Stifel”) to assist management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving CIB Marine. The effort to identify potential partners has been extensive over the past twenty months. CIB Marine is not presently engaged in any active negotiations with any potential transaction partners and has focused its efforts on restructuring its outstanding TruPS obligations, as described in greater detail below. CIB Marine has continued its engagement of Stifel, to assist it in evaluating all strategic options, including a sale of the company.

On March 16, 2009, CIB Marine submitted a Consent Solicitation to holders of the existing TruPS to restructure the existing obligations. Pursuant to the proposed Plan of Restructuring the approximately $100.9 million of indebtedness under the debentures currently held by the Trusts would be replaced with approximately $94.9 million aggregate liquidation preference of newly-issued CIB Marine 7% Fixed Rate Perpetual Noncumulative Preferred Stock (“Company Preferred”).

CIB Marine proposed the Plan of Restructuring for the following reasons:

•	To prevent CIB Marine from defaulting on its outstanding debentures and to provide it with a more stable capital structure;
•	To replace the debentures with the Company Preferred to eliminate $100.9 million of indebtedness from CIB Marine’s balance sheet and significantly improve its regulatory capital position;
•	To substitute noncumulative 7% dividends (on the Company Preferred) for higher-rate cumulative interest in order to improve CIB Marine’s operating results.

By eliminating the consequences of default and improving its balance sheet, regulatory capital position and operating results, CIB Marine hopes to position itself to seek a business combination transaction on terms that could be more advantageous to CIB Marine and result in greater value for both the holders of the TruPS, as well as CIB Marine’s common shareholders.

As of April 10, 2009, the initial voting deadline established in the Consent Solicitation, CIB Marine was notified that a sufficient number of negative votes were cast by the applicable holders of two series of TruPS to prevent approval of the Plan of Restructuring. Based upon conversations that CIB Marine and its investment banking firm have had with certain of the TruPS holders, including certain holders who have initially voted against the Consent Solicitation, CIB Marine has elected to extend the voting deadline until May 11, 2009 in order to give it more time to consider amending the terms of the Consent Solicitation to address such holders’ concerns, as well as to consider other available options to it. If the Plan of Restructuring is ultimately not approved, CIB Marine will be unable to cure its default on the TruPS. The status of the TruPS combined with the continued net losses, and in consideration of existing regulatory matters, raise substantial doubt about the ability of CIB Marine to continue as a going concern.

In addition, CIB Marine continues to focus on the safety and soundness of the Banks. It should be noted that as of December 31, 2008, the capital ratios of the Banks were all at “well-capitalized” levels under prompt corrective action provisions. In addition, liquidity remains strong at both Banks with contingency plans in place to further ensure the safety of depository customers. As noted above, CIB Marine has provided its Banks with $5.0 million of capital during 2008 and an additional $2.0 million in the first quarter of 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at the Banks and is in keeping with its source of strength obligations under the BHCA.

In March 2009 Marine Bank stipulated to a C&D which was signed by the FDIC and the WDFI in early April 2009, and is expected to become effective in the near future. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D requires Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also include a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum tier 1 leverage ratio of 10% at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it becomes effective, can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

CIB Marine continues efforts to identify potential business combination partners and to restructure its obligations under the debentures. The financial information in Part I of this Form 10-K does not consider any adjustments that may be necessary should CIB Marine not be able to meet its obligations as they come due.

Capital

CIB Marine and the Banks are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk weighted assets. The risk-based capital information for CIB Marine is contained in the following table:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Risk-weighted assets	$656,304	$743,970	$674,565
Average assets(1)	$920,519	$997,708	$1,015,809
Capital components
Stockholders’ equity	$14,802	$60,306	$71,613
Restricted core capital:
Junior subordinated debentures net of investment in trust	60,000	60,000	60,000
Total restricted core capital elements	60,000	60,000	60,000
Disallowed amounts	(51,730)	(39,898)	(36,129)
Maximum allowable in tier 1 capital	8,270	20,102	23,871
Nonfinancial equity items	—	—	(34)
Less: disallowed intangibles	—	—	(746)
Add: unrealized (income) loss on securities	10,008	(1,382)	1,880
Less: unrealized loss on equities	(138)	—	—
Tier 1 capital	32,942	79,026	96,584
Allowable allowance for loan losses	8,340	9,449	8,595
Subordinated debentures net of investment in trust (not included in Tier 1 capital )	51,730	39,898	36,129
Tier 2 capital	60,070	49,347	44,724
Allowable Tier 2 Capital (2)	32,942	49,347	44,724
Total risk-based capital	$65,884	$128,373	$141,308

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008
Total capital to risk weighted assets	$65,884	10.04%	$52,504	8.00%
Tier 1 capital to risk weighted assets	32,942	5.02	26,252	4.00
Tier 1 leverage to average assets	32,942	3.58	36,821	4.00

December 31, 2007
Total capital to risk weighted assets	$128,373	17.26%	$59,518	8.00%
Tier 1 capital to risk weighted assets	79,026	10.62	29,759	4.00
Tier 1 leverage to average assets	79,026	7.92	39,908	4.00

December 31, 2006
Total capital to risk-weighted assets	$141,308	20.95%	$53,965	8.00%
Tier 1 capital to risk-weighted assets	96,584	14.32	26,983	4.00
Tier 1 leverage to average assets	96,584	9.51	40,632	4.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

(2)	Allowable Tier 2 capital can not exceed 100% of Tier 1 capital.

At both December 31, 2008 and 2007, CIB Marine was subject to the Agreement it entered into with the Reserve Bank in the second quarter of 2004. Among other items, the Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of the Banks, nonbank subsidiaries and the consolidated organization. As of December 31, 2008, CIB Marine’s Tier 1 leverage ratio had declined from 7.92% at December 31, 2007 to 3.58% and was below the 4.0% required by the Agreement. The decline reflects the continued operating losses of CIB Marine during 2008. Depending on the extent of continuing losses incurred by CIB Marine in future periods, as well as the overall size of its balance sheet, further other-than-temporary impairment adjustments to its securities portfolio and potential loan recoveries, CIB Marine’s capital ratios could decline further. CIB Marine’s ability to increase its capital and meet the requirements of the Agreement is dependent upon the successful execution of its capital plan outlined in the “Liquidity and Capital Plan Update” section above.

CIB Marine’s stockholders’ equity was $14.8 million or 1.6% of total assets at December 31, 2008 compared to $60.3 million or 6.0% of total assets at December 31, 2007. The decrease during 2008 was primarily due to a net loss of $34.4 million and an $11.4 million increase in accumulated other comprehensive loss. The increase in the other comprehensive loss resulted mainly from unrealized losses on other notes and bonds and mortgage-backed securities, due to the general deterioration in the mortgage lending and related industries, as well as the declining interest rate environment.

The debentures issued by CIB Marine prior to 2003, subject to limitations, qualify as Tier 1 equity capital for regulatory capital purposes. See the “Junior Subordinated Debentures and Trust Preferred Securities” discussion above for further information on these borrowings. The FRB adopted a rule limiting the restricted core capital elements, including junior subordinated debentures, net of investment in the trusts, to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.

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

Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances (for example, assets that have been deemed to be impaired). CIB Marine has elected to defer the adoption of SFAS 157 with respect to nonrecurring, nonfinancial assets and liabilities as permitted by FSP 157-2.

CIB Marine’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include foreclosed properties and assets and liabilities of companies held for disposal, namely CIB Construction. The adoption of SFAS 157 for these nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on CIB Marine’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, providing additional guidance for an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (“GAAP”) in determining whether the holder is likely to realize some portion of the unrealized loss on an impaired security. An investment is impaired if the fair value of the investment is less than its cost; and FSP 157-4, Determining When a Market is Not Active and a Transaction is Not Distressed, providing additional guidance on determining whether a market for a financial assets is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, Fair Value Measurements. The implementation date is for reporting periods ending after June 15, 2009, with early implementation permitted for periods ending after March 15, 2009. CIB Marine anticipates adopting the changes no later than the required implementation date.

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

Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). An amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), SFAS 161 applies to all derivative instruments and provides financial statement users with increased qualitative, quantitative, and credit-risk disclosures. It requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for interim periods and fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS 161 is not expected to have a material effect on CIB Marine’s consolidated financial statements.

Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. SFAS 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement 133 Implementation Issues, and EITF D-Topics to it. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The amendments to AU Section 411 will be approved in conjunction with new Auditing Standard 6, which was issued by the PCAOB in January of 2008, but has yet to be approved by the SEC. CIB Marine will adopt SFAS 162 when required.

Share Based Payment Awards

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FASB determined in FSP EITF 03-6-1 that all outstanding unvested share-based payment awards with rights to nonforfeitable dividends are considered participating securities. Because they are considered participating securities, FSP EITF 03-6-1 requires companies to apply the two-class method of computing basic and diluted EPS. This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on CIB Marine’s consolidated financial statements.

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

SUBSEQUENT EVENTS

During the first quarter of 2009 the Reserve Bank imposed certain risk controls on Marine Bank. The controls restrict Marine Bank from having any daylight overdrafts, change the Discount Window eligibility from Primary Credit to Secondary Credit, reduce the collateral margins for pledged collateral and limit the terms and raise the cost of Discount Window borrowings should Marine Bank have any in the future. As a result of these controls, Marine Bank has planned to utilize contingency liquidity resources when needed to support adequate cash holdings in its account with the Reserve Bank, to reduce the chance of any interruptions of service as a result of the restrictions.

Due primarily to the rapid decline in economic conditions during the first quarter of 2009, CIB Marine recognized net charge-offs of $3.5 million and provisions for loan losses of $2.9 million during the quarter related to its purchased home equity loan pools.

During the first quarter of 2009, several of CIB Marine’s investment holdings have been downgraded by at least one or more nationally recognized statistical rating agency to below investment grade. Specifically, two mortgage-backed securities (non-agency) were downgraded, including: (1) downgrade to B from AAA for one security with a current face value of $3.8 million and an unrealized loss of $0.7 million and (2) downgrade to BB from AAA for one security with a current face value of $4.1 million and an unrealized loss of $0.4 million. In addition, four pooled trust preferred securities have been downgraded, including: (i) PreTSL 23 class C-FP was downgraded from A to CCC, (ii) PreTSL 26 class B1 was downgraded from AA to CCC, (3) PreTSL 27 class A1 was downgraded from AAA to BBB, and (4) PreTSL 28 class A1 was downgraded from AAA to BBB. The current face values of these pooled trust preferred securities were $0.8 million, $4.0 million, $2.0 million and $2.0 million, respectively, and their unrealized losses were $0.6 million, $3.0 million, $0.9 million and $0.9 million, respectively. One municipal security with a par value of $3.5 million and an unrealized loss of $0.4 million has been downgraded to BB. Based upon updated evaluations of the securities, the securities with downgrades as noted in this paragraph are not other-than-temporarily impaired. For more information see Item 8, Note 3-Securities of this Form 10-K.

During the first quarter of 2009, the CIB Marine parent company contributed $2.0 million to Marine Bank to support the bank’s capital.

During the first quarter of 2009, a subsidiary bank of CIB Marine sold $12.8 million in par value of Government Agency securities for a gain of $0.6 million. The proceeds were used to reduce the liabilities of the subsidiary bank.

On March 16, 2009, CIB Marine submitted a Consent Solicitation to holders of its existing TruPS to restructure its obligations under those instruments. Pursuant to the proposed Plan of Restructuring, the approximately $100.9 million of current indebtedness (including accrued interest of $39.1 million) under the debentures held by the Trusts would be replaced with approximately $94.9 million aggregate liquidation preference of newly-issued CIB Marine 7% Fixed Rate Perpetual Noncumulative Preferred Stock (“Company Preferred”).

CIB Marine proposed the Plan of Restructuring for the following reasons:

•	To prevent the default of CIB Marine’s outstanding debentures scheduled to occur between March 25, 2009 and April 30, 2009 and to help provide it with a more stable capital structure;
•	To eliminate $100.9 million of indebtedness from CIB Marine’s balance sheet and significantly improve its regulatory capital position;
•	To substitute noncumulative 7% dividends (on the Company Preferred) for the higher-rate interest on the debentures in order to help improve CIB Marine’s future operating results.

By preventing or curing the default of the debentures and TruPS, reducing debt, and improving its equity, regulatory capital position and future operating results, CIB Marine hoped the approval of the Plan of Restructuring would position the Company itself to seek a business combination transaction on terms that could be more advantageous to CIB Marine and result in greater value for both the holders of the existing TruPS, as well as CIB Marine’s common shareholders.

As of April 10, 2009, the initial voting deadline established in the Consent Solicitation, CIB Marine was notified that a sufficient number of negative votes were cast by the applicable holders of two series of TruPS to prevent approval of the Plan of Restructuring. Based upon conversations that CIB Marine and its investment banking firm have had with certain of the TruPS holders, including certain holders who have initially voted against the Consent Solicitation, CIB Marine has elected to extend the voting deadline until May 11, 2009 in order to give it more time to consider amending the terms of the Consent Solicitation and Plan of Restructuring to address such holders’ concerns, as well as to consider other available options.

If the Plan of Restructuring is ultimately not approved, CIB Marine will not be able to cure its default on the TruPS.

Under applicable laws, the FDIC, as the Banks’ primary federal regulator and deposit insurer, and the state regulators, as the Banks’ chartering authorities, have the ability to impose additional sanctions, restrictions and requirements on the Banks if they determine, upon examination or otherwise, violations of law or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by an institution, although formal enforcement actions are routinely disclosed by regulatory authorities. In March 2009 Marine Bank stipulated to a C&D which was signed by the FDIC and the WDFI in early April 2009, and is expected to become effective in the near future. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D requires Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also include a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum tier 1 leverage ratio of 10% at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it becomes effective, can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CIB Marine’s primary risk exposure is from interest rate risk. Net interest income and the estimated market value of CIB Marine’s assets and liabilities are vulnerable to changes in interest rates. Other risks exist to a lesser degree, including equity price risk. Commodity price and foreign currency exchange rate risk does not normally arise in the course of CIB Marine’s business.

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

The gap analysis as of December 31, 2008, is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not fully represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.

Repricing Interest Rate Sensitivity Analysis

	December, 31, 2008
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$251,105	$53,769	$73,085	$174,672	$2,576	$555,207
Loans held for sale	4,777	—	—	—	—	4,777
Securities	37,409	28,068	48,651	130,068	36,256	280,452
Reverse repurchase securities and federal funds sold	29,377	—	—	—	—	29,377
Total interest-earning assets	322,668	81,837	121,736	304,740	38,832	869,813
Interest-bearing liabilities:
Time deposits	102,004	73,713	249,578	63,749	128	489,172
Savings and interest-bearing demand deposits	157,400	—	—	—	—	157,400
Short-term borrowings	60,806	2,000	—	—	—	62,806
Long-term borrowings	—	6,000	3,000	18,000	—	27,000
Junior subordinated debentures	20,619	—	—	41,238	—	61,857
Total interest-bearing liabilities	340,829	81,713	252,578	122,987	128	798,235
Interest sensitivity gap (by period)	$(18,161)	$124	$(130,842)	$181,753	$38,704	$71,578
Interest sensitivity gap (cumulative)	(18,161)	(18,037)	(148,879)	32,874	71,578	71,578
Cumulative gap as a % of total assets	(2.00)%	(1.99)%	(16.43)%	3.63%	7.90%

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

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rate of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and U.S. Dollar LIBOR Swap yield curves as of December 31, 2008 and 2007.

	Basis Point Changes
	+200	+100	-100	-200
Net interest income change over one year
December 31, 2008	(9.21)%	(3.88)%	(0.35)%	(1.46)%
December 31, 2007	(7.35)%	(4.09)%	(0.42)%	(2.96)%

The analysis reveals that on a relative basis CIB Marine is more liability sensitive for the one year horizon at both December 31, 2008 and 2007. This means that in a rising interest rate environment, interest expense would increase by more than interest income over a one year horizon than in a declining interest rate environment. The analysis also reveals that the relationship between basis point changes in interest rates and net interest income changes is not a linear relationship; the primary reason for this is the option and basis risks inherent in the assets and liabilities of CIB Marine. The primary form of option risk prevalent is prepayment risks in the loan and mortgage backed security assets, and the primary form of basis risk inherent is differences in the timing and magnitude of changes to U.S. prime rates of interest and interest rates paid on non-maturing deposit accounts.

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

The interest rate sensitivity analysis for December 31, 2007 included $10.0 million of receive fixed/pay floating interest rate swaps used to hedge time deposits of similar terms and $5.6 million of pay fixed/receive floating interest rate swaps used to hedge fixed rate loans of similar terms. There were no interest rate swaps outstanding at December 31, 2008. Some of the features of the financial instruments included in the model that are not reflected fully in the quantitative market risk disclosure information include call options in municipal bonds and U.S. Government Sponsored Enterprise issued structured notes.

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

Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2008 and 2007, respectively, includes $0.9 million and $0.1 million of private and public nonaffiliated firms, $1.1 million and $1.2 million in low income housing tax credit limited partnerships, zero and $0.6 million of Federal Reserve Bank of Atlanta stock, and $11.6 million and $11.7 million of FHLB stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
CIB Marine Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company's inability to meet its obligations with regard to the trust preferred securities, in addition to its continued net losses, and in consideration of ongoing regulatory matters raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Milwaukee, Wisconsin
April 15, 2009

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands,
	except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$27,854	$22,649
Reverse repurchase securities	27,682	51,692
Federal funds sold	1,695	500
Total cash and cash equivalents	57,231	74,841

Loans held for sale	4,777	—
Securities, at fair value	280,452	316,321

Loans	555,207	595,259
Allowance for loan losses	(19,242)	(20,706)
Net loans	535,965	574,553
Premises and equipment, net	5,794	8,961
Accrued interest receivable	4,289	5,839
Foreclosed properties	980	1,344
Assets of companies held for disposal	988	1,851
Other assets	15,920	22,077
Total assets	$906,396	$1,005,787
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$48,060	$73,519
Interest-bearing demand	34,308	36,832
Savings	123,092	171,338
Time	489,172	463,901
Total deposits	694,632	745,590
Short-term borrowings	62,806	85,616
Long-term borrowings	27,000	12,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	41,377	33,223
Liabilities of companies held for disposal	1,699	3,976
Other liabilities	2,223	3,219
Total liabilities	891,594	945,481
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; authorized shares, 50,000,000; issued shares, 18,346,442 in 2008 and 2007; outstanding shares, 18,341,231 in 2008 and 18,346,442 in 2007	18,346	18,346
Capital surplus	158,613	158,398
Accumulated deficit	(151,936)	(117,537)
Accumulated other comprehensive income (loss), net	(10,008)	1,382
Receivables from sale of stock	(51)	(121)
Treasury stock at cost, 12,663 shares	(162)	(162)
Total stockholders’ equity	14,802	60,306
Total liabilities and stockholders’ equity	$906,396	$1,005,787

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$38,611	$44,627	$38,533
Loans held for sale	19	5	2
Securities:
Taxable	16,128	14,516	17,907
Tax-exempt	41	81	161
Dividends	30	239	605
Federal funds sold	1,312	3,226	4,301
Total interest and dividend income	56,141	62,694	61,509
Interest Expense
Deposits	22,743	29,695	29,247
Short-term borrowings	2,097	1,698	1,008
Long-term borrowings	774	118	245
Junior subordinated debentures	8,887	8,556	7,742
Total interest expense	34,501	40,067	38,242
Net interest income	21,640	22,627	23,267
Provision for (reversal of) credit losses	22,063	6,413	(4,384)
Net interest income (loss) after provision for credit losses	(423)	16,214	27,651
Noninterest Income
Loan fees	325	421	270
Deposit service charges	942	963	1,041
Other service fees	122	119	184
Other income	585	233	320
Net gain on sale of assets and deposits	4,184	1,314	2,727
Total noninterest income	6,158	3,050	4,542
Noninterest Expense
Compensation and employee benefits	16,375	18,167	20,484
Equipment	1,884	3,155	3,420
Occupancy and premises	2,700	3,134	3,332
Professional services	4,828	3,348	4,484
Impairment loss on investment securities	1,792	—	1,134
Write down and losses on assets	3,547	742	—
Other expense	10,522	5,926	9,277
Total noninterest expense	41,648	34,472	42,131
Loss from continuing operations before income taxes	(35,913)	(15,208)	(9,938)
Income tax expense (benefit)	320	3	(99)
Loss from continuing operations	(36,233)	(15,211)	(9,839)
Discontinued operations:
Pretax income from discontinued operations	493	417	660
Income tax expense (benefit)	(1,341)	(1,023)	99
Income from discontinued operations	1,834	1,440	561
Net Loss	$(34,399)	$(13,771)	$(9,278)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(1.98)	$(0.83)	$(0.54)
Discontinued operations	0.10	0.08	0.03
Net loss	$(1.88)	$(0.75)	$(0.51)
Diluted:
Loss from continuing operations	$(1.98)	$(0.83)	$(0.54)
Discontinued operations	0.10	0.08	0.03
Net loss	$(1.88)	$(0.75)	$(0.51)
Weighted average shares-basic	18,333,779	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779	18,333,779
See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Accumulated Other	Stock Receivables and
	Shares	Par Value	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance, December 31, 2005	18,346,442	$18,346	$158,163	$(93,528)	$(3,435)	$(364)	$79,182
Comprehensive loss:
Net loss	—	—	—	(9,278)	—	—	(9,278)
Other comprehensive income (loss):
Impairment loss on investment securities	—	—	—	—	(1,134)	—	(1,134)
Unrealized securities holding gains arising during the period, net	—	—	—	—	2,689	—	2,689
Total comprehensive loss							(7,723)
Stock option expense	—	—	103	—	—	—	103
Reduction of receivables from sale of stock	—	—	—	—	—	51	51
Balance, December 31, 2006	18,346,442	$18,346	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of FIN 48	—	—	—	(960)	—	—	(960)
Adjusted Balance at beginning of period	18,346,442	$18,346	$158,266	$(103,766)	$(1,880)	$(313)	$70,653
Comprehensive loss:
Net loss	—	—	—	(13,771)	—	—	(13,771)
Other comprehensive income:
Unrealized securities holding gains arising during the period, net	—	—	—	—	3,262	—	3,262
Total comprehensive loss							(10,509)
Stock option expense	—	—	132	—	—	—	132
Reduction of receivables from sale of stock	—	—	—	—	—	30	30
Balance, December 31, 2007	18,346,442	$18,346	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	(34,399)	—	—	(34,399)
Other comprehensive loss:
Unrealized securities holding losses arising during the period, net	—	—	—	—	(11,390)	—	(11,390)
Total comprehensive loss							(45,789)
Stock option expense	—	—	215	—	—	—	215
Reduction of receivables from sale of stock	—	—	—	—	—	70	70
Balance, December 31, 2008	18,346,442	$18,346	$158,613	$(151,936)	$(10,008)	$(213)	$14,802

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(36,233)	$(15,211)	$(9,839)
Net income from discontinued operations	1,834	1,440	561
	(34,399)	(13,771)	(9,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(398)	(639)	(693)
Depreciation and other amortization	294	1,118	2,761
Provision for (reversal of) credit losses	22,063	6,413	(4,384)
Originations of loans held for sale	(4,764)	(2,600)	(1,965)
Proceeds from sale of loans held for sale	4,031	2,716	1,906
Net gain on sale of assets and deposits	(4,184)	(1,314)	(2,727)
Write down and losses on assets	3,547	742	—
Impairment loss on investment securities	1,792	—	1,134
Decrease (increase) in interest receivable and other assets	3,582	2,735	(2,238)
Increase in interest payable junior subordinated debentures	8,832	8,501	7,688
Increase (decrease) in other interest payable and other liabilities	(1,822)	(4,464)	2,487
Operating cash flows of discontinued operations	(1,192)	(291)	(523)
Net cash used in operating activities	(2,618)	(854)	(5,832)
Cash Flows from Investing Activities
Maturities of securities available for sale	70,591	107,225	159,757
Purchase of securities available for sale	(56,125)	(94,476)	(100,943)
Proceeds from sales of securities available for sale	—	33,204	—
Proceeds from sales of mortgage-backed securities available for sale	—	48,037	—
Repayments of asset and mortgage-backed securities available for sale	46,420	52,567	81,072
Purchase of asset and mortgage-backed securities available for sale	(36,354)	(125,567)	(5,390)
Net decrease in Federal Home Loan Bank Stock	185	45	14,431
Net decrease in other investments	61	48	795
Net increase in loans	(25,267)	(79,761)	(5,954)
Proceeds from sale of foreclosed properties	777	10	2,525
Net cash received from the sale of branches	41,039	2,278	3,620
Premises and equipment disposals	82	1,338	715
Premises and equipment expenditures	(343)	(1,155)	(1,317)
Investing cash flows of discontinued operations	(222)	(1,435)	1,011
Net cash provided by (used in) investing activities	40,844	(57,642)	150,322
Cash Flows from Financing Activities
Increase (decrease) in deposits	35,678	5,574	(63,713)
Decrease in deposits of branches held for sale	—	(5,700)	(11,627)
Deposits sold	(83,704)	(49,665)	(64,329)
Repayments of long-term borrowings	—	(2,000)	(5,250)
Proceeds from long-term borrowings	15,000	12,000	—
Net increase (decrease) in short-term borrowings	(22,810)	57,963	2,652
Net decrease in receivables from sale of stock	—	30	—
Net cash provided by (used in) financing activities	(55,836)	18,202	(142,267)
Net increase (decrease) in cash and cash equivalents	(17,610)	(40,294)	2,223
Cash and cash equivalents, beginning of year	74,841	115,135	112,912
Cash and cash equivalents, end of year	$57,231	$74,841	$115,135
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest expense-continuing operations	$26,347	$31,784	$30,198
Income taxes-discontinued operations	(831)	—	2
Supplemental Disclosures of Noncash Activities
Transfers of loans to foreclosed properties-continuing operations	$405	$1,273	$52
Transfers of loans to loans held for sale	4,010	—	—
Transfer deposits to deposits of branches held for sale	—	—	64,331
Available for Sale equity stock received from sale of subsidiary	955	—	—
Cumulative effect of adoption of FIN 48 (1)	—	960	—

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1-Summary of Significant Accounting Policies

Nature of Operations

CIB Marine Bancshares, Inc. (“CIB Marine”) is a bank holding company. References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. The primary sources of revenue are providing loans to small and middle-market business customers and investments in securities. CIB Marine also offers a competitive range of deposit and other financial products to its customers. Its offices and, generally, customers are located in the central Illinois, Milwaukee, Indianapolis, and Phoenix markets. Canron Corporation (“Canron”), an 84% owned subsidiary of CIB Construction, was a steel fabrication and erection company, which was acquired in 2002 as a result of collection activities. Since the third quarter of 2003, Canron has been in the process of voluntary liquidation.

Going Concern and Regulatory Matters

As discussed below, CIB Marine has defaulted on the debentures it issued in conjunction with its Trust Preferred Securities (“TruPS”) offerings. The Company's inability to meet its obligations with regard to the trust preferred securities, in addition to its continued net losses, and in consideration of the regulatory matters discussed below, raise substantial doubt about CIB Marine’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of CIB Marine’s ability to continue as a going concern.

Default on TruPS Debentures

As discussed further in note 11, CIB Marine owes approximately $100.9 million (including accrued interest of $39.1 million) on its junior subordinated debentures supporting its trust preferred securities, all of which is due and payable. At December 31, 2008, total assets at the CIB Marine parent company were $117.1 million, which included $13.2 million of liquid assets. There is no other source of repayment of the TruPS other than these assets. CIB Marine defaulted on the first tranche of the TruPS on March 25, 2009 and, absent additional capital, cash or a successful restructuring of the TruPS, will default on the remaining three tranches during the second quarter of 2009.

On March 16, 2009, CIB Marine submitted a Consent Solicitation to holders of its existing TruPS to restructure its obligations under those instruments. Pursuant to the proposed Plan of Restructuring, the approximately $100.9 million of current indebtedness under the debentures supporting the TruPS would be replaced with approximately $94.9 million aggregate liquidation preference of newly-issued CIB Marine 7% Fixed Rate Perpetual Noncumulative Preferred Stock (“Company Preferred”).

As of April 10, 2009, the initial voting deadline established in the Consent Solicitation, CIB Marine was notified that a sufficient number of negative votes were cast by the applicable holders of two series of TruPS to prevent approval of the Plan of Restructuring. Based upon conversations that CIB Marine and its investment banking firm have had with certain of the TruPS holders, including certain holders who have initially voted against the Consent Solicitation, CIB Marine has elected to extend the voting deadline until May 11, 2009 in order to give it more time to consider amending the terms of the Consent Solicitation and Plan of Restructuring to address such holders’ concerns, as well as to consider all of the other options available to it.

If the Plan of Restructuring is ultimately not approved, CIB Marine will not be able to pay the entire amount of the accrued interest on its debentures and will be unable to cure its default on the TruPS. Management believes that its inability to cure this default will have serious adverse consequences on the shareholders and TruPS holders who could, in certain circumstances, force or be directed to force CIB Marine into an involuntary liquidation that would have a material adverse effect on CIB Marine’s continuing operations.

Regulatory Matters

At December 31, 2008 CIB Marine was subject to a Written Agreement (“Agreement”) it entered into with the FRB in the second quarter of 2004. Among other items, the Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of its subsidiary banks, nonbank subsidiaries and the consolidated organization. As of December 31, 2008, CIB Marine’s Tier 1 leverage ratio had declined from 7.92% at December 31, 2007 to 3.58%. As a result, CIB Marine’s Tier 1 leverage ratio fell below the 4.0% “minimum capital” threshold applicable under the Agreement and the regulatory guidelines of the FRB. The decline reflects the continued operating losses of CIB Marine during 2008. Depending on the extent of continuing losses incurred by CIB Marine in future periods, as well as changes to the overall size of its balance sheet, losses incurred from further loan losses and other-than-temporary impairment of investment securities and other unforeseeable events that may adversely affect its assets or capital, CIB Marine’s capital ratios could decline further. Based on CIB Marine’s current and projected levels of capital, CIB Marine anticipates that it will not be able to satisfy the Tier I Core Capital and Total Risk-Based Capital minimum ratios unless it raises additional capital through the renegotiation of its TruPS. If CIB Marine cannot restructure its TruPS, its subsidiary Banks could be subject to further regulatory enforcement action, including, without limitation, the issuance of cease and desist orders (which may, among other things, further restrict the Banks’ business activities and potentially placing them into a conservatorship or receivership. Notwithstanding the renegotiation of the TruPS, the Federal Reserve could take enforcement action before any such date, which could include the FDIC or the state regulators placing the Banks into a conservatorship or receivership. If the Banks are placed into a conservatorship or receivership, it is highly likely that this would lead to a complete loss of all value of CIB Marine’s ownership interest in the Banks, and CIB Marine subsequently may be exposed to significant claims by the FDIC or the state regulators. In addition, further restrictions could be placed on the Banks if following a determination that the Banks are undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as the level of undercapitalization increases.

In March 2009 Marine Bank stipulated to a C&D which was signed by the FDIC and the WDFI in early April 2009, and is expected to become effective in the near future. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D requires Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also include a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum tier 1 leverage ratio of 10% at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it becomes effective, can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Management Plans

In May 2007, CIB Marine engaged Stifel Nicolaus & Company (“Stifel”) to assist Management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving CIB Marine. The effort to identify potential partners has been extensive over the past twenty months. CIB Marine is not presently engaged in any active negotiations with any potential transaction partners and has focused its efforts on restructuring its outstanding TruPS obligations, as described above. CIB Marine has continued its engagement of Stifel, to assist it in evaluating all strategic options, including a sale of the company. The Company is also currently taking steps to comply with all aspects of the C&D and regularly communicates such progress to its regulators.

The accounting and reporting policies of CIB Marine conform to U.S. generally accepted accounting principles.

Consolidation

The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated. At both December 31, 2008 and 2007, Canron’s net assets as presented in the consolidated balance sheets of CIB Marine were zero. Accordingly, minority interest in Canron is not reflected in the consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the allowance for loan losses, valuation of investments and impairment, if any, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the consolidated financial statements are based on various factors, including the current interest rate environment value of collateral securing loans and investments, assessed probabilities of default of obligors in loans and investment securities recent sales of investments in the marketplace and the economic conditions both local and national. Changes in these factors can significantly affect CIB Marine’s net interest income and the value of its recorded assets and liabilities.

Cash Flows

For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions “Cash and Due from Banks” and “Federal Funds Sold”, all of which mature within ninety days.

Other Investments

Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but not more than 50%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired, CIB Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2007, CIB Marine recognized $0.7 million of impairment losses on other investments. No impairment losses on other investments were recognized in 2008 and 2006. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded or previously recognized losses reversed and a gain recorded. At December 31, 2008 and 2007, other investments totaled $1.2 million and $1.4 million, respectively, all of which are illiquid.

The equity method of accounting requires CIB Marine to record its proportionate share of income or loss as an increase or decrease in its investment and a corresponding gain or loss in noninterest income. Cash dividends or other distributions received by CIB Marine are recorded as reductions in the carrying amount of the investment.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, determined on an individual basis. When a loan is sold or transferred to held for sale, the loan’s carrying value is compared to its fair value and any shortfall in value that is determined to be credit related is recorded as a charge-off, reducing the allowance for loan losses. Any shortfall in fair value other than credit related is recorded as a charge to noninterest expense. All subsequent net declines in fair value of loans held for sale are also recorded to noninterest expense.

Securities Available for Sale

Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income (loss) in stockholders’ equity. Declines in the fair value of securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than temporary impairment for impaired investments, CIB Marine’s management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the intent and ability of CIB Marine to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value in the near term and other factors as detailed in Note 3. Realized securities gains or losses on securities sales (using specific identification method) and declines in fair value below the amortized costs judged to be other-than-temporary are included in noninterest income expense as appropriate.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal amount is unlikely and where loans are sold at less than their outstanding principal balances. During 2008, CIB Marine changed its charge-off policy related to its purchased home equity pools. Due to the sustained decline in housing markets and adverse conditions for housing finance, in the second quarter of 2008 CIB Marine began charging off 100% of the outstanding principal of each loan in the home equity pools when it becomes 90 days past due. This change accelerated charge-offs of the non-performing loans in the pools. Recoveries of amounts previously charged-off are credited to the allowance.

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

Management believes that the allowance for loan losses was adequate at December 31, 2008 and 2007. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine’s allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Goodwill

Goodwill resulted from the acquisition of companies or assets. Fair values have been determined by examining stock prices of publicly traded financial institutions with similar performance characteristics as the reporting units and discounted cash flow models. Where market prices are not available and the reporting unit is held for disposal, third party valuations or anticipated offer values are used. Goodwill is not amortized, but is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Prior to 2002, goodwill was amortized on a straight-line basis over 15 years. As a result of a branch sale in the first quarter of 2007, CIB Marine has no goodwill at December 31, 2008 and 2007.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed primarily using the straight-line method. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized. Estimated useful lives of assets are 39 years for buildings and 3 to 10 years for furniture and equipment. Leasehold improvements included in premises and equipment is amortized over the shorter of the useful life of the improvements or the term of the lease. Rent expense on noncancellable leases is accrued on the straight-line basis over the term of the lease based upon minimum rents.

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

Assets of Companies Held For Disposal

Assets held for disposal are carried at the lower of cost or current fair value, less estimated selling costs. The aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. When these assets are acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value, less estimated selling cost, is charged as a loan loss against the allowance for loan losses. Net operating income or loss of the companies held for disposal and which meet the criteria as discontinued operations are included in gain or loss from discontinued operations. Once a decision is made to cease operations and liquidate the company, CIB Marine discontinues recording any future operating results of the company and records an impairment value, if any, based on the estimated liquidation value of the company’s net assets less costs to sell. The impairment loss is recorded as loss from discontinued operations.

Litigation Costs

CIB Marine recognizes settlement expenses related to litigation in the period in which the litigation is settled or if prior to settlement, the period in which CIB Marine management determines a loss contingency exists and the amount of such loss can be reasonably estimated. Such expenses are included in noninterest expense. In 2008 CIB Marine recognized a $3.4 million settlement expense related to a lawsuit settled during that period, and in 2006 CIB Marine recognized a $1.8 million loss contingency expense related to a lawsuit settled during the first quarter of 2007. CIB Marine did not recognize any litigation settlement or loss contingency expenses in 2007. Legal fees related to the defense of litigation are recognized as incurred.

Stock-Based Compensation

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123 (“SFAS 123”). The following assumptions were used in estimating the fair value for options granted in 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Dividend yield	—	—	—
Risk free interest rate	3.92%	3.92%	4.63%
Expected volatility	39%	39%	40%
Weighted average expected life	6.5 years	6.5 years	6.5 years
Weighted average per share fair value of options	$0.27	$0.43	$0.76

SFAS 123(R)’s Share-Based Payments (“SFAS 123(R)”) fair value method resulted in $0.2 million and $0.1 million of compensation expense for 2008 and 2007, respectively. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At December 31, 2008, CIB Marine had $0.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits in 2008 or 2007.

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

Advertising Expense

Advertising costs are charged to expense as incurred. Advertising expenses of continuing operations, included in noninterest expense, totaled $0.6 million, $0.8 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

CIB Marine and its subsidiaries file a consolidated federal income tax return and unitary, combined and separate state tax returns where required. Canron files its own Canadian and provincial income tax returns. Canron’s Canadian, U.S. federal, state and provincial income taxes are included in discontinued operations. CIB Marine has entered into tax allocation agreements with its subsidiary entities included in the consolidated U.S. federal and unitary or combined state income tax returns, including U.S. operations of companies held for sale or disposal. These agreements govern the timing and amount of income tax payments required by the various entities.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense (benefit).

CIB Marine provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income tax. At December 31, 2008, CIB Marine management believes it has appropriately accounted for any unrecognized tax benefits. To the extent CIB Marine prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected.

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

At December 31, 2008, CIB Marine determined it had one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana and Arizona. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis.

Earnings Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. The dilutive effect of outstanding stock options, if any, is computed using the treasury stock method. Stock options deemed antidilutive are not included in the earnings per share calculation.

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

Although none were outstanding at December 31, 2008, CIB Marine has used interest rate swaps to hedge changes in the fair value of certain fixed rate deposits and certain loans attributable to changes in market interest rates. CIB Marine primarily used interest rate swaps that effectively converted the fixed rate financial instrument into a floating rate financial instrument. CIB Marine entered into these transactions to provide a floating rate asset or liability whose rate is highly correlated with the index rate off which the floating rate is paid in the interest rate swap. CIB Marine generally entered into swap agreements with nationally recognized securities firms and monitors the credit status of counterparties and the level of collateral for such swaps.

CIB Marine’s mortgage banking activities includes the issuance of rate lock commitments for residential mortgage loans. When the loan is originated it is recorded as a residential mortgage loan held for sale. For residential mortgage loans CIB Marine intends to sell, the interest rate lock commitment and the residential mortgage loan held for sale are hedged with a best efforts contract which operates like a forward contracts to sell the loan only if the loan is originated as agreed with the buyer. Currently, a hedging relationship is not established under SFAS 133 between the interest rate lock commitments and the residential mortgage loans held for sale with the best efforts contracts. CIB Marine is in a short position with respect to the forward contracts, whereby CIB Marine agrees to sell residential mortgage loans held for sale at a pre-established price at some future date, and in a long position with the residential mortgage loans held for sale.

In addition, CIB Marine has various agreements arising out of certain credit relationships under which it may earn other forms of contingent loan fees in addition to interest. The contingent loan fee is typically based upon, or determined by, the financial performance of the borrower or as payment for credit services.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). On January 1, 2008 CIB Marine adopted SFAS 157, except as amended by FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). SFAS 157 establishes a single authoritative definition of fair value sets out a framework for measuring fair value and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. FSP 157-2 issued by the FASB in February 2008 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances (for example, assets that have been deemed to be impaired). CIB Marine has elected to defer the adoption of SFAS 157 with respect to nonrecurring, nonfinancial assets and liabilities as permitted by FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on CIB Marine’s consolidated financial statements.

CIB Marine’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include foreclosed properties and assets and liabilities of companies held for disposal, namely CIB Construction. The adoption of SFAS 157 for these nonfinancial assets and liabilities is not expected to have a material impact on CIB Marine’s consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. CIB Marine adopted FSP 157-3 in the third quarter of 2008 with no material impact on its consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. CIB Marine adopted SFAS 159 on January 1, 2008, but as of December 31, 2008, has not made any fair value elections with respect to any of its eligible assets or liabilities as permitted under the provisions of SFAS 159. Accordingly, the adoption of SFAS 159 did not have an impact on CIB Marine’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No.99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, (EITF 99-20). The FSP amends EITF 99-20 to eliminate the requirement that cash flow estimates used in determining fair value of certain securities be based exclusively upon those that a market participant would use. The FSP changes the cash flows used to determine if there has been an other-than-temporary impairment from the market participant view to a holder’s estimate as to whether there has been a probable adverse change in estimated cash flow; allowing management to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The FSP also provides guidance for determining estimated cash flows. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. CIB Marine adopted FSP EITF 99-20-1 in the fourth quarter of 2008 with no material impact on its consolidated financial statements.

Note 2-Cash and Due from Banks

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $4.5 million and $5.3 million were maintained to satisfy federal regulatory requirements as of December 31, 2008 and 2007, respectively. These amounts are included in cash and due from banks in the consolidated balance sheets.

Note 3-Securities

The amortized cost, gross unrealized gains and losses, and fair values of securities at December 31, 2008 and 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2008
U.S. government agencies	$44,835	$2,244	$—	$47,079
Obligations of states and political subdivisions	30,236	622	624	30,234
Other notes and bonds	9,012	—	5,409	3,603
Commercial paper	4,800	—	—	4,800
Mortgage-backed securities (agencies)	107,194	1,754	26	108,922
Mortgage-backed securities (non-agencies (1))	93,428	71	8,504	84,995
Equity security	955	—	136	819
Total securities available for sale	$290,460	$4,691	$14,699	$280,452
December 31, 2007
U.S. government agencies	$63,104	$1,202	$7	$64,299
Obligations of states and political subdivisions	31,031	127	223	30,935
Other notes and bonds	9,098	—	200	8,898
Mortgage-backed securities (agencies)	111,276	810	341	111,745
Mortgage-backed securities (non-agencies)	100,430	389	375	100,444
Total securities available for sale	$314,939	$2,528	$1,146	$316,321

(1)	non-agency mortgage backed securities comprise non-agency mortgage backed securities and collateralized mortgage obligations secured by residential mortgages.

Securities available for sale with a carrying value of $222.3 million and $212.4 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, Federal Home Loan Bank advances, repurchase agreements and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of December 31, 2008, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$27,848	$28,360
Due after one year through five years	23,660	25,415
Due after five years through ten years	15,151	15,552
Due after ten years	22,224	16,389
	88,883	85,716
Mortgage-backed securities	200,622	193,917
Other Equities	955	819
Total securities available for sale	$290,460	$280,452

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 and December 31, 2007:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2008
U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	8,780	428	2,260	196	11,040	624
Other notes and bonds	1,220	1,516	2,034	3,893	3,254	5,409
Mortgage-backed securities	83,820	8,530	14	—	83,834	8,530
Equity security	819	136	—	—	819	136
Total securities with unrealized losses	$94,639	$10,610	$4,308	$4,089	$98,947	$14,699
Securities without unrealized losses					181,505
Total securities					$280,452

December 31, 2007
U.S. government agencies	$—	$—	$7,500	$7	$7,500	$7
Obligations of states and political subdivisions	16,520	149	2,394	74	18,914	223
Other notes and bonds	5,800	200	—	—	5,800	200
Mortgage-backed securities	41,518	212	58,603	504	100,121	716
Total securities with unrealized losses	$63,838	$561	$68,497	$585	$132,335	$1,146
Securities without unrealized losses					183,986
Total securities					$316,321

Where the fair value of a security is less than its cost at December 31, 2008, CIB Marine has the ability and intent to hold the investment for a sufficient period of time, up to and including maturity, for a forecasted recovery of fair value up to (or beyond) the cost of the investment and it does not consider it probable that it will be unable to collect all amounts due according to the contractual terms of the debt security; except: (1) for one mortgage-backed security (non-agencies) an other-than-temporary impairment was recorded at September 30, 2008, the cost basis for the security was reduced from $1.4 million to the securities fair value of $0.9 million, for a loss of $0.5 million during the third quarter of 2008; (2) for the same mortgage-backed security (non-agencies) an additional other-than-temporary impairment was recorded at December 31, 2008, the cost basis for the security was further reduced from $0.9 million to the securities fair value of $0.5 million at year end, for a loss of $0.4 million during the fourth quarter of 2008; and (3) for another mortgage-backed security (non-agencies) an other-than-temporary impairment was recorded at December 31, 2008, the cost basis for the security was reduced from $2.8 million to the securities fair value of $1.9 million, for a loss of $0.9 million during the fourth quarter of 2008.

There were no sales of securities during 2008. Proceeds from the sales of securities available for sale during 2007 were $81.2 million. During 2007, CIB Marine did not realize any gains or losses on these sales, but did record impairment losses during 2006 related to these sales. In the first quarter of 2007, CIB Marine decided to sell certain securities in its available for sale portfolio. The sale of these securities in 2007 supported CIB Marine’s asset-liability strategy of selling lower yielding assets and purchasing higher yielding assets. A portion of the proceeds were also used to pay down certain short-term liabilities incurred as a result of the sale of branches and the purchase of a pool of home equity loans in 2007. When the decision was made in the first quarter of 2007 to sell these securities, CIB Marine had not yet filed its 2006 Form 10-K. As a result of the decision CIB Marine determined the full value of those certain securities would not be fully recovered and, accordingly, recognized an other-than-temporary impairment loss of $1.1 million on these securities during 2006. This impairment loss is included in impairment loss on investment securities on the consolidated statements of operations for 2006.

Net unrealized losses on investment securities at December 31, 2008, were $10.0 million compared to $1.4 million in net unrealized gains as of December 31, 2007. As of December 31, 2008, Other Notes and Bonds accounted for $5.4 million in net unrealized losses, or 54% of the total net unrealized losses; and mortgage backed securities (non-agencies) accounted for $8.5 million in net unrealized losses, or 84% of the total net unrealized losses; and Other Equity accounted for $0.1 million in net unrealized losses, or 1% of the total net unrealized losses. The remaining securities $3.9 million, or (39%) reduced net unrealized losses at December 31, 2008.

Municipal Securities. Since December 31, 2007, several nationally recognized rating agencies downgraded the credit ratings of several of the investment grade bonds and in some cases, related credit insuring companies. Several of the downgraded credit insuring companies insure municipal securities owned by CIB Marine. The municipal securities that have been downgraded have a par value of $29.2 million and a fair value of $29.2 million as of December 31, 2008. All the municipal securities were performing as to full and timely payments of principal and interest and all securities rated by one or more of the nationally recognized rating agencies were still considered to be investment grade quality at December 31, 2008. During the first quarter of 2009 one municipal security was downgraded to BB by at least one nationally recognized statistical rating agency, this security has a par value of $3.5 million and an unrealized loss of $0.4 million. CIB Marine has determined it is probable it will be able to collect all amounts due according to the contractual terms of the securities and as a result has not recognized other-than-temporary impairment on the municipal securities with a net unrealized loss as of December 31, 2008.

Other Notes and Bonds. The fair market values of CIB Marine’s holdings have declined between December 31, 2007, and December 31, 2008, due to deterioration in credit quality and a worsening of liquidity conditions. CIB Marine holds $8.7 million par value with $3.3 million fair market value of debt obligations collateralized by diversified pools of bank trust preferred securities and subordinated debt and to a lesser extent insurance company and real estate investment trust debt; none of CIB Marine’s Other Note and Bond security holdings, beneficial or otherwise, of trust preferred securities or subordinated debt issued by organizations in the financial industry are in the form of a single issuer debt obligations. These debt obligations consist of securities issued by banks and other financial institutions and are protected against loss by credit enhancement such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, they also may be a security that is subordinated to more senior classes.

To assist in the evaluation for other-than-temporary impairment CIB Marine performs assessments prescribed by EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” by determining whether it is probable that an adverse change in the estimated cash flows has occurred. This evaluation of estimated cash flows includes an assessment of the credit risk inherent in the pool of collateral, estimates of the timing and severity of the issuer deferrals and defaults and related recovery and their impact on estimated cash flow water falls for both interest and principal. CIB Marine also considers current levels of over-collateralization and collateral coverage tests that trigger changes in the cash flow water falls in performing the analysis.

To determine whether there has been an adverse change in estimated cash flows from the cash flows previously projected, the present value of the remaining cash flows as estimated at the date they were last previously revised (or the initial transaction if not prior revised) is compared against the present value of the cash flows estimated at the current financial reporting date. The cash flows are discounted at a rate equal to the current yield used to accrete the beneficial interest.

Given the assessment of whether or not an adverse change in the estimated cash flows has occurred, CIB Marine does not consider these securities with unrealized losses to be other-than-temporarily impaired at December 31, 2008. All the respective securities were performing as to full and timely payments at December 31, 2008. Also, as of December 31, 2008, there had been no credit rating downgrades.

Given the level of subordinated securities that take losses and deferrals of payments ahead of CIB Marine’s holdings relative to the current condition of the underlying assets, CIB Marine does not consider the securities to be other-than-temporarily impaired at December 31, 2008. As of December 31, 2008, CIB Marine’s investments in trust preferred collateralized debt obligations include $4.0 million par value bonds credit rated AAA by two nationally recognized statistical rating agencies, and that have an amortized cost of $3.9 million and a fair value of $2.1 million; $4.0 million par value bond credit rated AA that has an amortized cost of $3.9 million and a fair value of $1.0 million; and a bond with a par value of $0.8 million credit rated A that has an amortized cost of $0.8 million and a fair value of $0.2 million.

Additional information as of December 31, 2008, related to these collateralized debt obligations is provided in the table below:

Pooled Trust Preferred Security Detail
(dollars in thousands)
Deal	Class(1)	Book Value	Fair Value	Unrealized Gain(Loss)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Current Collateral Balances
PreTSL 23	C-FP	$813	$178	$(635)	A3(n)/NR/A	5.4%
PreTSL 26	B-1	3,940	952	(2,988)	Aa2(n)/NR/AA	8.7%
PreTSL 27	A-1	1,923	1,042	(881)	Aaa/AAA(n)/AAA	3.8%
PreTSL 28	A-1	1,985	1,081	(904)	Aaa/AAA(n)/AAA	5.5%

(1)
CIB Marine’s security holdings in PreTSL 27 and 28 are the most senior of the classes in the deal; CIB Marine’s security holdings in PreTSL 23 and 26 are not the most senior of the classes in the deal nor are they most deeply subordinated.

During the first quarter of 2009 the pooled trust preferred securities were downgraded by at least one nationally recognized statistical rating agency, including: (1) PreTSL 23 class C-FP was downgraded from A to CCC, (2) PreTSL 26 class B1 from AA to CCC, (3) PreTSL 27 class A1 from AAA to BBB, and (4) PreTSL 28 class A1 from AAA to BBB.

Mortgage-Backed Securities (Non-Agencies). The unrealized losses in mortgage-backed securities (non-agencies) (“Non-agency MBS”) were primarily caused by deterioration in credit quality and a worsening of liquidity conditions. This has impacted the market prices to varying degrees for each respective security holding based upon the relative credit quality and liquidity premiums applicable to each security. At December 31, 2008, CIB Marine had private issue MBS holdings of $96.5 million par value with a fair value of $85.0 million.

At the time of purchase, all these securities were credit rated AAA by at least two nationally recognized statistical rating agencies and by all those that rated each specific security, which may have included Moody’s, Standard and Poor’s or Fitch. In addition, at December 31, 2008, all were performing with respect to the full and timely receipt of principal and interest payments due to CIB Marine. However, during the year 2008 several securities had been downgraded by at least one rating agency, including: (1) one security with a par value of $0.3 million and a fair market value of $0.3 million had been downgraded to A; (2) one security with a par value of $5.2 million and a fair value of $4.5 million had been downgraded to AA; (3) one security with a par value of $2.8 million, a fair market value of $1.9 million and an other-than-temporary impairment of $0.9 million recorded during 2008 has been downgraded to a CCC; and (4) one security with a par value of $1.4 million, a fair market value of $0.5 million and an other-than-temporary impairment of $0.9 million recorded during 2008 has been downgraded to a CC. All remaining private issue MBS continued to be rated AAA as of December 31, 2008. During the first quarter of 2009 two mortgage backed securities (non-agency) were downgraded,  to less than investment grade including: (1) downgrade to B from AAA for one security with a current face value of $3.8 million and an unrealized loss of $0.7 million, (2) downgrade to BB from AAA one security with a current face value of $4.1 million and an unrealized loss of $0.4 million.

The predominant form of underlying collateral in the Non-agency MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgage size with non-traditional underwriting qualities (e.g., Alt-A and reduced documentation types). The weighted average and median origination loan to value of the underlying mortgage loan collateral in CIB Marine’s securities is approximately 60% and 64%, respectively, with a range for the securities’ average origination loan to values of 37% to 73%. The weighted average and median credit scores at origination for the borrowers of the mortgage loans in CIB Marine’s securities is greater than 730 with a range for the securities’ average credit scores at origination of 703 to 751. In addition, as of December 31 2008, the mean and median percentages for each security, respectively, of various delinquency and non-performance measures to the total mortgage loans collateralizing the securities were: 1) 1.8% and 0.7% for loans 60 or more days past due but not in foreclosure or transferred to other real estate owned, 2) 1.2% and 0.2% for loans in foreclosure plus other real estate owned, and 3) 2.9% and 1.4% for the total of loans past due 60 or more days past due, in foreclosure and other real estate owned. With respect to the ratios reported in 3), the range across the securities was 0.0% to 19.5%; the highest two were 19.5% and 15.3%, both have been downgraded to less than investment grade and both had other-than-temporary impairment recorded on them during 2008.

Non-Agency MBS are assessed for other-than-temporary impairment within the scope of FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FSP FAS 115-1 & FAS 124-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments,” by determining whether a decline in fair value below the amortized cost basis is other than temporary. If it is determined that it is probable that CIB Marine, the investor, will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, then an other-than-temporary impairment is considered to have occurred and the cost basis of the security is written down to the securities current fair value. The write-down is recorded as a reduction in earnings for the respective period rather than in the unrealized gains (losses) for securities.

To determine whether or not it is probable that CIB Marine will receive less than full contractual payment, an assessment is performed of the credit risk inherent in the residential mortgages in the collateral pool(s) and the specific security class CIB Marine holds as it relates to the overall deal including the subordinated classes and their ability to absorb estimated loan losses from the residential mortgages in the collateral pool(s). A number of factors contributes to this assessment, including past and current debt ratings, projected prepayment speeds, past and current payment status, past and current levels of defaults and estimates of related recoveries, and estimates of future defaults and their related recoveries, and other factors. Estimates of future levels of defaults and related recoveries involves consideration of a number of contributing inputs, including but not limited to the year of origination, current pay status, trends in home value appreciation (depreciation) for year of issuance, original loan-to-value ratios, borrower credit scores, loan documentation types and others. In addition to using various sources for the inputs from others deemed to be reliable, the resulting estimates of collateral losses are compared to those derived by others, where available, to determine reasonableness of the estimates.

All of CIB Marine’s non-agency MBS holdings are structured so there are subordinated securities owned by others that were issued to take credit losses should there be any, before CIB Marine’s holdings begin to share in any credit losses. In management’s assessment, the level of subordinated securities owned by others is sufficient to cover expected losses in the mortgage loan collateral to the extent that CIB Marine does not expect any other-than-temporary impairment, except for the two securities where other-than-temporary-impairment has been recorded as prior discussed. CIB Marine has the ability and intent to hold the investments until expected recoveries of their respective fair value, which may be at maturity, and as a result it does not consider the investments in the non-agency MBS with unrealized losses to be other-than-temporarily impaired at December 31, 2008, except for the two securities with other-than-temporary-impairment as previously discussed. Expectations that CIB Marine’s other notes and bonds and non-agency MBS will continue to perform in accordance with their contractual terms are based on management assumptions which require the use of estimates and significant judgments. It is reasonably possible that the underlying collateral of these investments will perform worse than expected, resulting in adverse changes in cash flows and other-than-temporary impairment charges in future periods. Events which may impact CIB Marine’s assumptions include, but are not limited to, increased delinquencies, default rates and loss severities in the financial instruments comprising the collateral.

Note 4-Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	December 31,
	2008		2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$75,289	13.6%	$63,046	10.6%
Commercial real estate	258,881	46.8	258,265	43.5
Commercial real estate construction	86,909	15.7	139,663	23.5
Residential real estate	26,110	4.7	20,938	3.5
Home equity loans	103,253	18.7	108,486	18.3
Consumer loans	2,990	0.5	3,241	0.6
Receivables from sale of CIB Marine stock	(51)	(0.0)	(121)	(0.0)
Gross loans	553,381	100.0%	593,518	100.0%
Deferred loan costs	1,826		1,741
Loans	555,207		595,259
Allowance for loan losses	(19,242)		(20,706)
Loans, net	$535,965		$574,553

The following table lists information on nonperforming and certain past due loans:

	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual-loans	$15,072	$18,866
Nonaccrual-loans held for sale	2,025	—
Restructured loans	—	—
90 days or more past due and still accruing-loans	1,040	66
90 days or more past due and still accruing-loans held for sale	1,680	—

Information on impaired loans is as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Impaired loans without a specific allowance	$4,363	$5,101
Impaired loans with a specific allowance	9,789	11,053
Total impaired loans	$14,152	$16,154
Specific allowance related to impaired loans	$3,847	$4,051
Average balance of impaired loans	$17,765	$15,934
Cash basis interest on impaired loans	$669	$457

During 2008, CIB Marine recognized a net gain of $0.01 million on the sale of foreclosed properties and during 2007 and 2006 net losses of $0.02 million and $0.2 million, respectively was recognized. The 2008 gain is included in net gain on sale of assets and deposits. The 2007 and 2006 net losses are included in write down and losses on assets.

During 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation: The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratios of 40%, and FICO score of 709. During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. At December 31, 2008 and 2007, the remaining balance of these two purchased pools was $52.2 million and $73.0 million, respectively, with an allocated allowance of $4.5 million and $5.3 million, respectively. Net charge-offs for the year ended December 31, 2008 were $12.1 million compared to $1.9 million for the year ended December 31, 2007.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $2.0 million at both December 31, 2008 and 2007.

At December 31, 2008 and 2007, CIB Marine had $0.2 million and $1.0 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. No specific reserves were allocated to these loans at December 31, 2008, and at December 31, 2007 $0.3 million of specific reserves were allocated. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

Credit Concentrations

At December 31, 2008 CIB Marine had fifteen secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity compared to one at December 31, 2007. The increase in the number of concentrations is largely due to a decrease in stockholders’ equity, which resulted in a lower threshold for determining credit concentrations. At December 31, 2008, the total outstanding commitments on these borrowing relationships, including lines of credit not fully drawn, ranged from 54% to 109% of equity and 1% to 3% of total loans, and the principal drawn and outstanding on loans in these borrowing relationships ranged from $1.3 million to $14.7 million. As of December 31, 2008 one loan for $9.3 million was 30 days past due. At December 31, 2007 the one relationship, including lines of credit not fully drawn upon, was 36.9% of equity and 3.7% of total loans and the principal drawn and outstanding was $6.9 million.

At December 31, 2008, CIB Marine also had credit relationships within eleven industries or industry groups with loans outstanding in excess of 25% of stockholders’ equity:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$169.7	31%	1,146%
Residential Real Estate Developers	86.9	16	587
Health Care Facilities	21.5	4	145
Nursing/Convalescent Homes	17.2	3	116
Motel and Hotel	16.8	3	114
Manufacturing	15.7	3	106
Finance & Insurance	11.7	2	79
Retail Trade	9.4	2	63
Other Services	8.3	2	56
Transportation & Warehousing	7.6	2	51
Arts Entertainment & Recreation	5.5	1	37

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$20,706	$20,906	$24,882
Charge-offs	(25,558)	(8,192)	(622)
Recoveries	1,888	1,579	1,030
Net loan (charge-offs) recoveries	(23,670)	(6,613)	408
Allowance on loans sold	(581)	—	—
Transfer from accrual for unfunded standby letters of credit to funded standby letters of credit (1)	510	—	—
Provision for (reversal of) loan losses	22,277	6,413	(4,384)
Balance at end of year	$19,242	$20,706	$20,906
Allowance for loan losses as a percentage of loans	3.47%	3.48%	4.00%

(1)
The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for the year ended December 31, 2008. See Note 12 for further information regarding the accrual for unfunded commitments and standby letters of credit.

Due primarily to the rapid decline in economic conditions during the first quarter of 2009, CIB Marine recognized net charge-offs of $3.5 million and provisions for loan losses of $2.9 million during the quarter related to its purchased home equity loan pools.

Director and Officer Loans

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. This indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The loans to certain directors and principal officers were current at December 31, 2008. The activity in these loans during 2008 and 2007 is as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$6,695	$7,025
Loans included in branch sales	(3,438)	—
New loans	1,033	2,085
Repayments	(959)	(2,415)
Balance at end of year	$3,331	$6,695

Note 5-Premises and Equipment, net

The major classes of premises and equipment and accumulated depreciation are summarized as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Land	$1,146	$1,424
Buildings	3,689	6,225
Leasehold improvements	1,430	1,638
Furniture and equipment	8,233	19,461
	14,498	28,748
Less: accumulated depreciation	(8,704)	(19,787)
	$5,794	$8,961

Depreciation expense for 2008, 2007 and 2006 was $1.3 million, $1.8 million and $2.2 million, respectively. Total rental expense for 2008, 2007 and 2006 was $1.3 million, $1.6 million and $1.6 million, respectively. During the year ended December 31, 2008, CIB Marine sold $5.4 million of premises and equipment, which had accumulated depreciation of $3.2 million.

CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2013. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2008.

Amount
(Dollars in thousands)
2009	$913
2010	550
2011	358
2012	294
2013	111
Thereafter	—
$2,226

Note 6-Companies Held For Disposal and Discontinued Operations

At December 31, 2008, assets and liabilities of companies held for disposal consists entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until June 30, 2009.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both December 31, 2008 and 2007, CIB Construction’s net carrying value of its investment in Canron was zero, and accordingly, CIB Construction included in net income any liquidation distributions it received from Canron. During 2008, Canron continued to collect both on and off balance sheet receivables and settle and resolve payable and claims through the voluntary liquidation process. For the years ended December 31, 2008, 2007 and 2006 CIB Construction had net income of $0.5 million, $0.1 million and $0.3 million, respectively. These amounts are included in net income of discontinued operations.

At December 31, 2007, assets of companies held for disposal consisted of $1.2 million for CIB Construction and $0.7 million of remaining assets, mainly mortgage loans, of CIB Marine’s former mortgage banking subsidiary, MSI. CIB Marine sold substantially all the assets and operations of MSI prior to 2007. In 2008 CIB Marine determined the remaining assets no longer met the criteria of held for sale and accordingly, transferred the remaining loans to its loan portfolio. During 2007 and 2006, net income of discontinued operations included $0.2 million and $0.3 million, respectively, related to MSI.

At December 31, 2007, the major components of liabilities of companies held for sale at December 31, 2007 were $2.4 million for CIB Construction, and a $1.8 million tax exposure liability. The tax exposure liability related to CIB Marine’s investment in a REIT owned by its former Illinois banking subsidiary which was sold in 2004. In 2007, CIB Marine erroneously concluded that the statute of limitations had expired with respect to a portion of this exposure and accordingly did not have a tax liability for that portion at December 31, 2007.During the third quarter of 2008, CIB Marine learned that the statute of limitations had in fact not expired and increased its REIT tax exposure by $1.7 million, including interest and penalties through that date. In December 2008, the Illinois Department of Revenue accepted a $0.5 million payment in full settlement of the issue and CIB Marine reversed $3.0 million of the tax liabilities through a credit to discontinued operations tax expense. Discontinued operations tax expense for 2007 included a $1.1 million credit related to the partial reversal of the REIT tax liability, net of interest and penalty expense on the remaining liability. See Note 20-Income Taxes for further information on REIT tax exposure.

Note 7-Sale of Branches

During the third quarter of 2008, CIB Marine sold all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary, Citrus Bank, at book value plus a deposit premium (the “Citrus Transaction”). The deposit premium included cash and equity shares of the purchaser. These equity shares had a market value of $1.0 million on the date of sale. The sale included $86.7 million of deposits and $41.0 million in assets, including $38.6 million in loans, $2.1 million in net premises and equipment, $0.6 million in Federal Reserve Bank stock and $0.3 million in other liabilities. CIB Marine recognized a pretax gain of $4.2 million on the sale, which is included in net gain on sale of assets and deposits. The sale agreement also included a contingent earnout provision based on the future balance of the deposits sold. Under this provision, the purchaser will pay CIB Marine up to a total of $1.5 million based on the aggregate balance of the deposits sold as of the first and second anniversary dates of the sale. Since this contingent compensation is based on future balances of the deposits sold, the contingent compensation was not included in the $4.2 million gain.

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

Note 8-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2008	2007
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock	$11,555	$12,298
Prepaid expenses	950	1,020
Accounts receivable	124	179
Trust preferred securities underwriting fee, net of amortization	1,225	1,280
Investment in trust common securities	—	3,022
Other investments	1,167	1,381
Income tax receivable (1)	890	2,737
Other	9	160
	$15,920	$22,077

1	December 31, 2008 and 2007, respectively, include $0.7 million and $1.2 million of net tax receivable from companies held for disposal per tax sharing agreements.

CIB Marine owns 100% of the capital stock of four statutory business trusts (“Trusts”) which it had formed for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. In accordance with GAAP, CIB Marine does not consolidate these Trusts and accounts for its investment using the equity method. At December 31, 2007 CIB Marine’s carrying value of its investment in these Trusts was $3.0 million and comprised CIB Marine’s $1.9 million initial investment plus $1.1 million in undistributed net income of the Trusts resulting from accrued interest on the junior subordinated debentures in excess of interest on the trust preferred securities. During 2008, CIB Marine deemed its entire investment in these Trusts impaired and accordingly, recognized a $3.2 million impairment loss. This loss is included in write down and losses on assets.

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.1 million and $1.2 million, respectively, at December 31, 2008 and 2007. Equity loss on these limited partnerships, included in noninterest expense, was $0.2 million in both 2008 and 2007 and $0.4 million in 2006. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of December 31, 2008 has invested $0.4 million. Beginning in 2006, CIB Marine began receiving capital distributions on its investment in this company. At both December 31, 2008 and 2007, CIB Marine’s carrying value of this investment was $0.1 million.

During 2007, CIB Marine deemed its investment in the common and preferred capital of a limited liability corporation engaged in the development of owner-occupied housing in qualified low-income communities was impaired. Accordingly, an impairment loss for the entire carrying value of $0.7 million was recognized in 2007 and is included in write down and losses on assets.

As members of the FHLB of Chicago, CIB Marine’s subsidiary banks are required to maintain minimum amounts of Federal Home Loan Bank of Chicago stock as required by that institution.

In 2005, the FHLB Chicago Board disclosed its decision to discontinue redemption of excess, or voluntary, capital stock. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. In April 2006, the FHLB Chicago announced plans to facilitate limited stock redemption requests from its members by issuing bonds. During 2006, the FHLB Chicago issued a limited amount of bonds to facilitate voluntary capital stock redemptions and CIB Marine sold back $14.3 million or 55.6% of its holdings. This represented approximately 58.7% of the stock CIB Marine requested to be redeemed at that time. In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (“C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the year 2008. At December31, 2008 and 2007, CIB Marine had $11.6 million and $11.5 million, respectively, in FHLB Chicago stock, of which $3.4 million and $3.9 million was required stock holdings to maintain the level of borrowings outstanding with the FHLB of Chicago.

Note 9-Deposits

The aggregate amount of time deposits of $100,000 or more at December 31, 2008 and 2007 were $151.1 million and $169.0 million, respectively. Included in time deposits are brokered deposits of $36.0 million at December 31, 2008 and $22.2 million at December 31, 2007.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

December 31, 2008
(Dollars in thousands)
2009	$417,955
2010	30,924
2011	25,298
2012	6,627
2013	8,231
Thereafter	137
$489,172

Note 10-Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities.

The following is a summary of short-term borrowings for each of the two years ended December 31:

	At Year end		For the Year
	Balance	Weighted- Average Rate	Daily Average Balances	Weighted- Average Rate	Highest Balances at Month End
	(Dollars in thousands)
2008
Federal funds purchased and securities sold under repurchase agreements	$19,908	0.68%	$29,126	1.00%	$30,764
Federal Home Loan Bank	40,000	0.55	78,312	2.29	100,150
Treasury, tax and loan note	2,898	0.00	616	1.68	2,898
Total short-term borrowings	$62,806	0.57%	$108,054	1.94%
2007
Federal funds purchased and securities sold under repurchase agreements	$16,276	3.17%	$23,412	4.23%	$28,555
Federal Home Loan Bank	67,100	3.90	15,044	4.35	67,100
Treasury, tax and loan note	2,240	3.59	872	5.68	2,848
Total short-term borrowings	$85,616	3.76%	$39,328	4.31%

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago. Among other items, the Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and pre-approval to pay interest on debentures.

Note 11-Long-Term Borrowings

Long-term borrowings consist of borrowings having an original maturity of greater than one year.

FHLB

The following table presents information regarding amounts payable to the FHLB of Chicago. All of the borrowings shown in the following table are fixed rate borrowings.

December 31,				Scheduled Maturity
2008		2007
Balance	Rate	Balance	Rate
(Dollars in thousands)
$6,000	4.52%	$6,000	4.52%	04/24/09
3,000	4.49	3,000	4.49	10/26/09
3,000	4.54	3,000	4.54	10/25/10
5,000	3.32	—	—	02/16/10
5,000	3.95	—	—	08/15/11
5,000	4.21	—	—	08/14/12
$27,000	4.02%	$12,000	4.52%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from a 60% loan to value for 1-4 Family Loans (held for sale) to 95% on U.S. Treasury and Agency Obligation securities. As part of a collateral arrangement with the FHLB, CIB Marine had assets pledged with a collateral value of $68.7 million and $93.6 million at December 31, 2008 and 2007, respectively. These assets consisted of securities with a fair value of $74.8 million and $103.6 million at December 31, 2008 and 2007, respectively.

Junior Subordinated Debentures

CIB Marine had the following junior subordinated debentures outstanding at December 31, 2008 and 2007:

	December 31,
	2008	2007	Issue Date	Interest Rate		Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	$10,310	03/23/00	10.88%		03/08/30	03/08/10
CIB Statutory Trust III	15,464	15,464	09/07/00	10.60		09/07/30	09/07/10
CIB Statutory Trust IV	15,464	15,464	02/22/01	10.20		02/22/31	02/22/11
CIB Statutory Trust V	20,619	20,619	09/27/02	Variable	(1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857	$61,857

(1)	Three-month LIBOR + 3.40% adjusted quarterly.

CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The trust preferred securities are fully and unconditionally guaranteed by CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the debentures. As a result of the agreement entered into with its regulator, CIB Marine has elected to defer all such interest payments subsequent to December 31, 2003, and as a result the Trusts deferred distributions on its trust preferred securities. At December 31, 2008 and 2007 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $39.1 million and $30.3 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. These deferral periods extended to the first quarter of 2009, at which point CIB Marine became obligated to pay all of the accrued interest on such securities or be in default. The end of the deferral period for Trust IV was February 22, 2009. On March 25, 2009, the default date for Trust IV as provided under the debentures, CIB Marine failed to make the required payment of interest to the holders of Trust IV. Trusts I, III, and V reached the end of their deferral periods during March 2009, with default dates to occur during April 2009. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital, subject to regulatory limitation.

CIB Marine does not have the cash available to make these interest payments prior to the default dates. At December 31, 2008, the accrued and unpaid interest on the debentures totaled $39.1 million. During 2008, CIB Marine continued to defer interest payments on the debentures and, as a result, had adequate funding capacity to meet its other obligations. CIB Marine’s inability to meet its obligations with regard to these interest payments, in addition to its continued losses and in consideration of existing regulatory matters, raise substantial doubt about CIB Marine’s ability to continue as a going concern. Management has determined that it does not have the cash available to bring the Trust Preferred Securities interest payment current and has made no payments during the first quarter of 2009.

On March 16, 2009 CIB Marine issued a formal Consent Solicitation seeking the consent to the holders of the trust preferred securities (“TruPS”) to a proposed Plan of Restructuring that would convert the debt under the debentures into preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the TruPS (see the discussion in the Liquidity and Capital Plan Update section).

As of April 10, 2009, the initial voting deadline established in the Consent Solicitation, CIB Marine was notified that a sufficient number of negative votes were cast by the applicable holders of two series of TruPS to prevent approval of the Plan of Restructuring. Based upon conversations that CIB Marine and its investment banking firm have had with certain of the TruPS holders, including certain holders who have initially voted against the Consent Solicitation, CIB Marine has elected to extend the voting deadline until May 11, 2009 in order to give it more time to consider amending the terms of the Consent Solicitation to address such holders’ concerns, as well as to consider other available options.

If the Plan of Restructuring is ultimately not approved, CIB Marine will be unable to cure its default on the TruPS.

The Federal Reserve Board adopted a rule limiting the inclusion of junior subordinated debentures in the Tier 1 equity capital. The ruling limited the total restricted Tier 1 capital elements, including junior subordinated debentures, net of investment in trust, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2008, CIB Marine included approximately $8.3 million of its junior subordinated debentures in total Tier 1 capital.

Note 12-Other Liabilities

	December 31,
	2008	2007
	(Dollars in thousands)
Accounts payable	$179	$117
Accrual for unfunded commitments and standby letters of credit	—	725
Accrued real estate taxes	147	158
Accrued compensation and employee benefits	681	782
Accrued professional fees	490	448
Accrued other expenses	448	731
Other liabilities	278	258
	$2,223	$3,219

At December 31, 2007, CIB Marine had a $0.7 million accrual for unfunded commitments and standby letters of credit related to one standby letter of credit which it had participated in with other banks. At December 31, 2007, it also had pledged securities with a total value of $3.3 million to collateralize its obligations for this participated standby letter of credit. During 2008, this standby letter of credit matured and was converted to a loan. As a result of this funding, at December 31, 2008 there were no securities pledged for this standby letter of credit and during 2008 $0.5 million of the accrual for unfunded commitments and standby letters of credit was transferred to the allowance for loan loss. The remaining $0.2 million was reversed through a credit to provision for credit losses.

Note 13-Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The balances of loans classified as receivables from sale of stock totaled $0.05 million and $0.1 million at December 31, 2008 and 2007, respectively.

Treasury Stock

Certain of CIB Marine’s subsidiary banks acquired shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. At December 31, 2007 all of these shares were directly owned by CIB Marine’s subsidiary banks and therefore were excluded from the number of shares outstanding. During 2008, CIB Marine sold substantially all the assets of Citrus Bank, and merged the remaining assets into CIB Marine Bancshares, including 5,211 shares of CIB Marine Stock Citrus Bank had acquired through foreclosure. As a result, at December 31, 2008, 7,452 shares of the 12,663 shares in treasury stock were directly owned by CIB Marine’s banking subsidiary and thus were excluded from the number of shares outstanding.

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

At December 31, 2008, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both December 31, 2008 and 2007, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of its subsidiary banks, nonbank subsidiaries and the consolidated organization. As of December 31, 2008, CIB Marine’s Tier 1 leverage ratio had declined from 7.92% at December 31, 2007 to 3.58% and was below the 4.0% required by the Agreement. The decline reflects the continued operating losses of CIB Marine during 2008. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further OTTI adjustments to its securities portfolio and potential loan recoveries, CIB Marine’s capital ratios could decline further. CIB Marine’s ability to increase its capital and meet the requirements of the Agreement is dependent upon the successful execution of its capital plan outlined in Note 11-Long-Term Borrowings.
In addition, at December 31, 2007, Marine Bank was subject to a Memorandum of Understanding (“Memorandum”) with the FDIC and its applicable state banking regulator. This Memorandum was terminated in January 2008, after which none of the CIB Marine subsidiary banks were party to any formal or informal regulatory agreement or order.

In March 2009 Marine Bank stipulated to a C&D which was signed by the FDIC and the WDFI in early April 2009, and is expected to become effective in the near future. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D requires Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also include a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum tier 1 leverage ratio of 10% at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it becomes effective, can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$65,884	10.04%	$52,504	8.00%
Central Illinois Bank	58,451	17.91	26,104	8.00	$32,630	10.00%
Marine Bank	40,505	13.31	24,349	8.00	30,436	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$32,942	5.02%	$26,252	4.00%
Central Illinois Bank	54,340	16.65	13,052	4.00	$19,578	6.00%
Marine Bank	36,624	12.03	12,174	4.00	18,262	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$32,942	3.58%	$36,821	4.00%
Central Illinois Bank	54,340	11.10	19,577	4.00	$24,471	5.00%
Marine Bank (1)	36,624	9.00	16,270	4.00	20,337	5.00

December 31, 2007
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$128,373	17.26%	$59,518	8.00%
Central Illinois Bank	60,381	19.26	25,082	8.00	$31,352	10.00%
Marine Bank	50,023	14.82	27,012	8.00	33,765	10.00
Citrus Bank	19,855	21.87	7,261	8.00	9,077	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,026	10.62%	$29,759	4.00%
Central Illinois Bank	56,399	17.99	12,541	4.00	$18,811	6.00%
Marine Bank	45,756	13.55	13,506	4.00	20,259	6.00
Citrus Bank	18,698	20.60	3,631	4.00	5,446	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$79,026	7.92%	$39,908	4.00%
Central Illinois Bank (1)	56,399	12.18	18,525	4.00	$23,156	5.00%
Marine Bank (1)	45,756	11.31	16,177	4.00	20,221	5.00
Citrus Bank	18,698	15.03	4,976	4.00	6,220	5.00

(1)	Pursuant to an Order in effect as of the period end, the bank is required to maintain a Tier 1 leverage capital level equal to or exceeding 8% of total average assets.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from its subsidiary banks during 2008, and at December 31, 2008 CIB Marine’s subsidiary banks did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators.

Pursuant to the Written Agreement CIB Marine entered into with its regulators and throughout such time as the Agreement remains in effect, CIB Marine cannot declare or pay dividends without first obtaining the consent of the regulators.

Note 14-Other Expense

Other expense consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Payroll and other processing charges	$69	$112	$99
Correspondent bank charges	232	190	256
Advertising/marketing	641	781	722
Communications	857	964	1,386
Data Processing	1,089	79	—
Supplies and printing	220	284	357
Shipping and handling	404	454	523
Collection expense	25	17	43
FDIC and state assessment	836	484	1,289
Recording and filing fees	197	192	149
Foreclosed property	317	17	7
Litigation reserve	3,400	—	1,750
Other expense	2,235	2,352	2,696
Total other expense	$10,522	$5,926	$9,277

Note 15-Loss Per Share

The following provides a reconciliation of basic and diluted loss per share:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(36,233)	$(15,211)	$(9,839)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—
Diluted	18,333,779	18,333,779	18,333,779
Per share loss:
Basic	$(1.98)	$(0.83)	$(0.54)
Effect of dilutive stock options outstanding	—	—	—
Diluted	$(1.98)	$(0.83)	$(0.54)

Because CIB Marine has a net loss from continuing operations in each of the years ended December 31, 2008, 2007 and 2006, options to purchase 1,149,020; 1,151,533; and 971,830 share, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

Note 16-Financial Instruments with Off-Balance Sheet Risk

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	2008	2007
	(Dollars in thousands)
Commitments to extend credit	$110,951	$174,329
Standby letters of credit	3,913	5,886
Interest rate swaps	3,463	15,527

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at December 31, 2008 and 2007, is $5.5 million and $5.9 million, respectively, with a weighted average term of approximately 8 months at both December 31, 2008 and 2007. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

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

At December 31, 2007, CIB Marine was primarily involved with derivative financial instruments in the form of interest rate swaps utilized for purposes of asset/liability management to modify the existing market risk characteristics of certain hedged assets and liabilities. An interest rate swap agreement involves the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. The amounts subject to market and credit risks are the streams of interest payments under the agreements and not the notional principal amounts, which are used only to express the volume of the transactions. CIB Marine’s credit risk on a swap agreement is limited to nonperformance of the counterparty’s obligations under the terms of the swap agreement. CIB Marine generally deals with counterparties that have high credit ratings, and based on management’s assessments, all counterparties were expected to meet any outstanding obligations as of December 31, 2007. CIB Marine had no outstanding interest rate swaps at December 31, 2008.

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

The fair value of derivatives that fail to qualify as a hedge and the ineffective position of derivatives that do qualify as a hedge is charged to other expense or credited to other income in the period of the change in fair value. Such amounts charged to net income were $0.05 in 2008 and $0.01 million, in both 2007 and 2006. The fair value adjustment of warrants charged to net income in 2006 was $0.1 million.

Note 17-Commitments and Contingencies

Material pending litigation, other than that of a routine nature in the ordinary course of business, is as follows:

In June 2004, John C. Ruedi, a former employee of CIB Marine, filed an action against CIB Marine in the Circuit Court of the Sixth Judicial District, Champaign County, Illinois for rescission or damages, including punitive damages, in connection with plaintiff’s October 1, 2002 exercise of options issued by CIB Marine to acquire 36,688 shares of CIB Marine common stock at various exercise prices. On June 3, 2005, a first consolidated complaint was filed by Dennis Lewis, a shareholder, and other alleged shareholders of CIB Marine in the United States District Court for the Central District of Illinois, Urbana Division, against CIB Marine and certain of its current and former officers and directors. The filing consolidated two actions that had been filed in January 2005: one filed by Lewis in the United States District Court for the Central District of Illinois, Urbana Division and another filed in the United States District Court for the Central District of Illinois, Peoria Division by Elaine Sollberger, a purported shareholder, whose claims were voluntarily dismissed in connection with the consolidation and were not reasserted in the consolidated complaint. Plaintiffs sought to maintain the action as a class action, claiming violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by CIB Marine and other defendants and liability of certain defendants other than CIB Marine under Section 20(a) of the Exchange Act as controlling persons. The federal court in Urbana, Illinois granted the motion of CIB Marine and several other defendants to transfer the action to the United States District Court for the Eastern District of Wisconsin, sitting in Milwaukee, Wisconsin.

On August 14, 2008, a settlement conference was held in the Dennis Lewis and John Ruedi matters. As a result of that settlement conference, the remaining defendants reached an agreement with the plaintiffs in both suits to settle those cases. The general terms of the settlement involved the payment by CIB Marine of approximately $3.4 million, together with an additional amount paid by CIB Marine’s and individual defendants’ insurers, inclusive of costs, and the defendants’ agreement to certification of a plaintiff class for purposes of participating in the settlement (all persons who purchased CIB Marine’s stock between January 21, 2000 and April 12, 2004), in exchange for which all claims against CIB Marine, its insurer and the individual defendants in both lawsuits would be dismissed.

The parties’ agreement to settle the cases was subject to a number of conditions including the final approval of the terms of the settlement in the Lewis case by the court in that case. Those conditions were satisfied in the fourth quarter of 2008 and an order was entered dismissing the Lewis case. In December 2008, CIB Marine paid the agreed upon amount to settle both cases. An order has been entered in the Lewis case dismissing the claims against CIB Marine and the individual defendants. No appeal has been taken from the approval of the settlement in the Lewis case. A final order dismissing the Ruedi case in accordance with the settlement was entered in February 2009.

As part of the settlement of the Ruedi and Lewis cases, CIB Marine, the individual insureds, and the insurer executed mutual releases discharging all parties of all liability or obligations on existing or future claims under the policy or claims for recovery from any insured.

In 2003 CIB Marine charged-off $41.7 million related to a condominium project in Chicago. The loan had been originated by CIB Marine’s former Chicago-based banking subsidiary, but the bank’s claims against the borrower and guarantors were transferred to CIB Marine in November 2004 when the bank was sold to an unaffiliated third party. Since then, CIB Marine has pursued collection from the guarantors on the loan. CIB Marine continues to pursue its claims, including available appeals, but it does not expect any material, favorable outcome from the collection proceedings.

Note 18-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2008, options to purchase 534,113 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following table shows activity relating to stock options.

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2005	1,021,487	$4.10-23.66	$10.85
Granted	483,750	$4.10	$4.10	$0.76
Lapsed or surrendered	(332,916)	4.10-23.66	9.44
Exercised	—	—	—
Shares under option at December 31, 2006	1,172,321	$4.10-22.89	$8.47
Granted	325,500	$3.70-4.10	$3.79	$0.43
Lapsed or surrendered	(199,794)	4.10-22.89	11.20
Exercised	—	—	—
Shares under option at December 31, 2007	1,298,027	$3.70-22.89	$6.87
Granted	5,000	$2.17	$2.17	$0.80
Lapsed or surrendered	(201,410)	3.70-22.89	10.67
Exercised	—	—	—
Shares under option at December 31, 2008	1,101,617	$2.17-22.89	$6.16
Shares exercisable at December 31, 2008	573,617	$4.10-22.89	$8.19

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2006	703,550
Granted	325,500
Vested	(146,950)
Forfeited	(69,350)
Nonvested stock options at December 31, 2007	812,750
Granted	5,000
Vested	(230,550)
Forfeited	(59,200)
Nonvested stock options at December 31, 2008	528,000

The following table summarizes information about stock options outstanding at December 31, 2008.

	Options Outstanding		Options Exercisable
		Weighted			Exercisable
	Number of	Average		Weighted	Weighted
	Shares	Remaining	Average	Shares	Average	Weighted
Range of Option	Outstanding	Contractual	Exercise	Exercisable	Exercise	Average
Prices	at 12/31/08	Life (Years)	Price	at 12/31/08	Prices	Contractual Term
$ 0.00 — 2.17	5,000	9.50	$2.17	—	$—
2.18 — 4.10	939,500	7.29	4.00	416,500	4.05
13.90 — 16.89	47,700	0.58	16.23	47,700	16.23
16.90 — 19.89	59,374	1.57	18.40	59,374	18.40
19.90 — 22.89	50,043	2.91	22.89	50,043	22.89
$ 2.17 — 22.89	1,101,617	6.51	$6.16	573,617	$8.19	5.88

Note 19-Other Benefit Plans

CIB Marine provides a defined contribution 401(k) plan to all employees of CIB Marine and its subsidiaries who have attained age 18. As of August 2006, employees may enter the Plan on the first day of the month following sixty days of employment. The plan permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Participants age 50 or older are allowed to make a stated amount of additional contributions on a tax deferred basis as permitted by law. In 2006, 2007 and 2008, the matching contribution was 50% of the employee’s contribution up to 6% of compensation. The total expenses incurred for employer matching contributions to the plan were $0.3 million in 2008, $0.3 million in 2007 and $0.3 million in 2006. All administrative costs to maintain the plan are paid by the plan.

CIB Marine has an employee stock ownership plan for the benefit of employees who attain a certain number of hours worked and length of service. At December 31, 2008, the plan held 205,836 shares of common stock, all of which have been allocated to participants. CIB Marine recognizes compensation expense for its contributions to the plan. CIB Marine did not make contributions to the plan in 2008, 2007 or 2006. Contributions are discretionary and are determined annually by the Board of Directors. The administrative costs to maintain the plan are paid by the plan.

In December 2008, the Board of Directors of CIB Marine and the Board of Administrators of the Employee Stock Ownership Plan (the “Plan” or “ESOP”) approved a resolution to terminate the Plan effective December 18, 2008, provided that CIB Marine reserved the right to make such further amendments to the Plan as deemed necessary or appropriate to preserve the Plan’s qualified status and facilitate the distribution of benefits. Upon termination of the Plan, the interest of each participant in the trust fund would be distributed to such participant or his or her beneficiary at the time prescribed by the Plan terms and the Code. CIB Marine will pay the costs associated with termination of the Plan, and as part of the termination CIB Marine’s Board of Directors has authorized the purchase of CIB Marine stock held by the Plan at a cost of approximately $0.4 million.

Note 20-Income Taxes

The provision for income taxes (benefits) on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$(499)	$53	$(78)
State	819	(50)	(21)
Deferred (benefit)	—	—	—
	$320	$3	$(99)

A reconciliation of the income tax provision (benefit) and income taxes from continuing operations, which would have been provided by applying the federal statutory rate of 35%, is as follows:

	For the Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Income tax benefit at statutory tax rate	$(12,570)	(35.0)%	$(5,323)	(35.0)%	$(3,478)	(35.0)%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax effect	530	1.5	178	1.2	12	0.1
Tax-exempt interest	(41)	(0.1)	(202)	(1.3)	(337)	(3.4)
Affordable housing credits	(360)	(1.0)	(360)	(2.4)	(360)	(3.6)
Valuation allowance	13,018	36.2	5,666	37.2	3,978	40.0
Other, net	(257)	(0.7)	44	0.3	86	0.9
	$320	0.9%	$3	(0.0)%	$(99)	(1.0)%

The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets reported in other assets in the accompanying consolidated balance sheets are as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Loss carryforwards (1)	$81,510	$66,176	$59,678
Tax credit carryforwards	2,928	2,537	2,177
Allowance for loan losses	7,798	8,279	8,221
Net unrealized loss in securities available for sale	4,082	—	746
Other real estate owned	—	—	4
Other	2,309	1,919	1,435
Deferred tax assets before valuation allowance	98,627	78,911	72,261
Valuation allowance	(97,571)	(76,868)	(71,202)
Net deferred tax assets	1,056	2,043	1,059
Deferred tax liabilities:
Fixed assets	$298	$275	$388
Net unrealized loss in securities available for sale	—	515	—
Other	758	1,253	671
Total deferred tax liabilities	1,056	2,043	1,059
Net deferred tax assets	$—	$—	$—

(1)	Includes U.S. federal and state net operating, capital loss and charitable contribution carryforwards.

With respect to continuing and discontinued operations, there were U.S. federal net operating loss, capital loss and charitable contribution carryforwards of approximately $199.6 million, $165.8 million, and $150.1 million and state net operating loss, capital loss and charitable contribution carryforwards of approximately $276.5 million, $238.4 million, and $225.2 million at December 31, 2008, 2007 and 2006, respectively. In 2004, the sale of CIB-Chicago resulted in a capital loss of $73.2 million. The net operating loss carryforwards will expire in varying amounts between 2009 and 2027. $13.5 million of the U.S. federal net operating loss carryforwards were acquired in connection with the Canron acquisition, of which $6.7 million will not be available due to separate return year limitations. Included in the carryforwards at December 31, 2008 are $64.7 million of capital loss carryforwards, of which $0.3 million is attributable to Canron. The capital loss carryforwards expire in 2009.

CIB Marine had Alternative Minimum Tax (“AMT”) credit carryforwards of $0.7 million at December 31, 2008, 2007 and 2006. $0.1 million of the AMT credit carryforward was acquired in connection with the Canron acquisition. There were also $2.9 million of General Business Credit carryforwards at December 31, 2008, which will expire in varying amounts between 2009 and 2013.

As of December 31, 2005, no U.S. federal or state loss carryback potential remains. Due to the significant losses in 2006 through 2008, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2008 will be realized in their entirety. Therefore, a valuation allowance has been provided by way of a charge to federal and state tax expense to reduce the net U.S. federal and state deferred tax asset to zero.

On January 1, 2007, CIB Marine adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The FIN 48 adjustment is related to CIB Marine’s investment in a REIT, owned by its former Illinois banking subsidiary, which was sold in 2004. The cumulative effect of adopting FIN 48 was a $1.0 million increase in liabilities of companies held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance.

During 2007, CIB Marine erroneously concluded that the statute of limitations had expired with respect to that portion of the REIT exposure related to the 2002 tax year. Based on that conclusion, CIB Marine reversed the $1.3 million tax liability related to its 2002 tax year exposure through a credit to the discontinued operations tax expense while also recording a $0.3 million charge to its discontinued operations tax expense for interest and penalty related to the remaining REIT tax exposure. At December 31, 2007, CIB Marine had a $1.8 million current tax liability related to the tax exposure of its former subsidiary. This amount is included in liabilities of companies held for disposal on the December 31, 2007 consolidated balance sheet.

During the third quarter of 2008, CIB Marine learned that the statute of limitations had in fact not expired and increased its REIT tax exposure by $1.7 million, including interest and penalties through that date. In December 2008, CIB Marine reached a settlement agreement ILDOR regarding its tax exposure related to the REIT. Under the agreement, ILDOR agreed to a accept $0.5 million payment from CIB Marine as settlement in full of any and all open issues, including without limitation, all issues pertaining to the formation and operation of the REIT, causing or contributing to any alleged deficiencies, including all applicable taxes, penalties and interest. As a result of this agreement, CIB Marine reversed the remaining $3.0 million tax liability related to the REIT through a credit to discontinued operations tax expense.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal tax authorities for years before 2004, and state tax authorities for years before 2000. At December 31, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.2 million and $2.4 million, respectively. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48 on January 1, 2007, approximately $1.0 million was accrued for the potential payment of interest and penalties. CIB Marine does not anticipate significant adjustments to the amount of total unrecognized tax benefits within the next twelve months.

The following table reconciles total gross amounts of unrecognized tax benefits at the beginning and end of 2008 and 2007:

2007
Balance at January 1, 2007	$4,705
Additions for positions taken during the current year	212
Additions for positions taken in prior years	280
Reductions resulting from expiration of statutes	(1,300)
Balance at December 31, 2007	$3,897

Re-evaluation of prior tax exposures	48
Additions for positions taken in prior years	92
Reductions resulting from settlements with taxing authorities	(3,677)
Reductions resulting from expiration of statutes	(209)
Balance at December 31, 2008	$151

Note 21-Fair Value of Financial Instruments

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Available for sale securities	$280,452	$—	$277,198	$3,254	(1)
Interest rate lock commitments	3	—	3	—
Total	$280,455	$—	$277,201	$3,254	(1)

(1)
Pooled trust preferred securities in other notes and bonds in Note 4 were transferred from Level 2 to Level 3 inputs during 2008 due to the use of significant unobservable inputs since the volume and level of trading activity in the assets declined significantly. Significantly unobservable inputs utilized, included liquidity and credit risk spreads from similar and comparable, but not identical, types of debts instruments credit risk factors and cash flows from models and analysis. The Level 3 Input fair market values were derived using the Level 3 inputs in income approach (present value technique) models proprietary to and prepared by independent third parties. The amount of gains or losses for the year ended December 31, 2008 for available for sale securities with Level 3 inputs included $3.3 million in unrealized losses included in other comprehensive loss of stockholders’ equity.

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, as defined by SFAS 157.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Period
	(Dollars in thousands)
Assets
Impaired loans (1)	$8,512	$—	$8,512	$—	$(819)
Other equity investments	65	—	—	65	—
Total	$8,577	$—	$8,512	$65	$(819)

(1)	Impaired loans gains (losses) in period include only those attributable to the loans represented in the fair value measurements for December 31, 2008.

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available-for-Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds, and to certain mortgage-backed and government agency securities. Securities classified under Level 2 inputs include those where quoted market prices are available from an inactive market, where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or US dollar LIBOR swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available-for-sale securities using Level 3 inputs were pooled trust preferred securities with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate comprised of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

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

The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).

	December 31, 2008
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$57,231	$57,231
Loans held for sale	4,777	4,777
Securities	280,452	280,452
Loans, net	535,965	533,914
Federal Home Loan Bank	11,555	11,555
Accrued interest receivable	4,289	4,289
Financial liabilities:
Deposits	694,632	702,548
Short-term borrowings	62,806	62,806
Long-term borrowings	27,000	27,985
Junior subordinated debentures	61,857		(2)
Accrued interest payable	41,377	41,377

	December 31, 2008
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$110,951	$—	$—
Standby letters of credit (1)	3,913	(24)	(24)
Interest rate swap agreements	3,463	—	—

	December 31, 2007
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$74,841	$74,841
Loans held for sale	—	—
Securities	316,321	316,321
Loans, net	574,553	581,068
Federal Home Loan Bank and Federal Reserve Bank stock	12,298	12,298
Accrued interest receivable	5,839	5,839
Financial liabilities:
Deposits	745,590	743,189
Short-term borrowings	85,616	85,616
Long-term borrowings	12,000	12,094
Junior subordinated debentures	61,857	65,275
Accrued interest payable	33,223	33,223

	December 31, 2007
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$174,329	$—	$—
Standby letters of credit (1)	5,886	(753)	(753)
Interest rate swap agreements	15,527	39	39

(1)	Includes an accrued liability for probable losses on unfunded commitments to extend credit and standby letters of credit of $0.7 million at December 31, 2007.
(2)
An estimate of fair value of the junior subordinated debentures has not been made because it is not practicable to make such estimate at this time. Pertinent information to estimating the fair value can be found in Note 11-Long-term borrowings.

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

Available for Sale Securities

The estimated fair values of securities by type are provided in Note 3-Securities. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using Level 2 and Level 3 pricing inputs as described within Note 21-Fair Values of Financial Instruments.

Loans held for Sale

The fair value of loans held for sale, primarily commercial loans estimated at the value of the loan based on the underlying value of the collateral and residential mortgage loans estimated using current market prices for similar mortgage loans in the market.

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

Federal Home Loan Bank and Federal Reserve Bank Stock

The carrying amounts of Federal Home Loan Bank and Federal Reserve Bank Stock approximate their fair values.

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

Junior Subordinated Debentures

An estimate of fair value of the junior subordinated debentures has not been made because it is not practicable to make such estimate at this time. Pertinent information to estimating the fair value can be found in Note 11-Long-term borrowings. For December 31, 2007 the fair value was estimated using option adjusted spread valuation models with an option free spread approximating a non-investment grade credit quality.

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

Note 22-Parent Company Financial Statements

The condensed financial statements of the parent company only, are presented as follows:

Condensed Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and due from affiliated banks	$13,237	$25,747
Investments in subsidiaries	99,894	121,605
Loans to subsidiaries	604	608
Premises and equipment, net	512	764
Investment in subsidiaries held for disposal	(687)	(2,969)
Other investments	885	3,141
Income tax receivable	789	2,593
Other assets	1,871	1,878
Total assets	$117,105	$153,367
Liabilities
Loans to subsidiaries-subscribed stock	$51	$121
Accrued interest payable	39,090	30,258
Junior subordinated debentures	61,857	61,857
Other liabilities	1,305	825
Total liabilities	102,303	93,061
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; authorized shares, 50,000,000; issued shares, 18,346,442 in 2008 and 2007; outstanding shares, 18,341,231 in 2008 and 18,346,442 in 2007	18,346	18,346
Capital surplus	158,613	158,398
Accumulated deficit	(151,936)	(117,537)
Accumulated other comprehensive income (loss), net	(10,008)	1,382
Receivables from sale of stock	(51)	(121)
Treasury stock at cost, 12,663 shares	(162)	(162)
Total stockholders’ equity	14,802	60,306
Total liabilities and stockholders’ equity	$117,105	$153,367

Condensed Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest and Dividend Income
Dividends from subsidiaries	$—	$—	$1,575
Loan and other interest from subsidiaries	319	1,216	1,332
Total interest and dividend income	319	1,216	2,907
Interest Expense
Junior subordinated debentures	8,887	8,556	7,742
Total interest expense	8,887	8,556	7,742
Net interest loss	(8,568)	(7,340)	(4,835)
Noninterest income
Equity in undistributed earnings (loss) of subsidiaries	(13,537)	(695)	911
Fees from subsidiaries	5,111	5,894	6,435
Gain on sale of assets, net	—	191	—
Other income	503	223	234
Total noninterest income	(7,923)	5,613	7,580
Noninterest expense
Compensation and employee benefits	6,842	7,134	8,358
Equipment	475	716	864
Occupancy and premises	576	742	728
Professional services	2,986	2,083	1,039
Write down and losses on assets	3,232	21	247
Other	4,653	1,593	3,076
Total noninterest expense	18,764	12,289	14,312
Loss before income taxes	(35,255)	(14,016)	(11,567)
Income tax benefit	(856)	(245)	(2,289)
Net loss	$(34,399)	$(13,771)	$(9,278)

Condensed Statement of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(34,399)	$(13,771)	$(9,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiaries	13,537	695	(911)
Depreciation and amortization	289	427	521
Write down and losses on assets	3,232	21	247
Deferred tax benefit	(3,297)	—	—
Gain on sale of assets	—	(191)	—
Decrease (increase) in interest receivable and other assets	(2,220)	1,875	(3,588)
Increase in interest payable junior subordinated debentures	8,832	8,501	7,688
Increase (Decrease) in other interest payable and other liabilities	3,776	(624)	(931)
Net cash used in operating activities	(10,250)	(3,067)	(6,252)
Cash Flows from Investing Activities:
Net (increase) decrease in loans	4	(537)	718
Dividends received from subsidiaries	—	—	1,575
Capital expenditures	18	(101)	(124)
Increase (Decrease) in investment in subsidiaries held for disposal	(2,282)	(1,226)	351
Proceeds from sale of foreclosed property	—	—	637
Net cash (used in) provided by investing activities	(2,260)	(1,864)	3,157
Cash Flows from Financing Activities:
Reduction in receivable from the sale of stock	—	30	—
Net cash used in financing activities	—	30	—
Net decrease in cash and cash equivalents	(12,510)	(4,901)	(3,095)
Cash and cash equivalents, beginning of year	25,747	30,648	33,743
Cash and cash equivalents, end of year	$13,237	$25,747	$30,648

Note 23-Quarterly Consolidated Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
	(Dollars in thousands, except share data)
2008
Total interest income	$15,801	$14,071	$13,548	$12,721	$56,141
Total interest expense	9,780	8,712	8,219	7,790	34,501
Net interest income	6,021	5,359	5,329	4,931	21,640
Provision for (reversal of) credit losses	808	8,525	10,141	2,589	22,063
Net interest income (loss) after provision for credit losses	5,213	(3,166)	(4,812)	2,342	(423)
Other noninterest income	433	457	4,661	607	6,158
Other noninterest expense	8,357	11,259	9,879	12,153	41,648
Loss from continuing operations before income taxes	(2,711)	(13,968)	(10,030)	(9,204)	(35,913)
Income tax expense	44	2	88	186	320
Loss from continuing operations	(2,755)	(13,970)	(10,118)	(9,390)	(36,233)
Discontinued operations:
Pretax income (loss) from discontinued operations	8	(36)	493	28	493
Tax effect for discontinued operations (1)	7	28	1,571	(2,947)	(1,341)
Net income (loss) from discontinued operations	1	(64)	(1,078)	2,975	1,834
Net loss	$(2,754)	$(14,034)	$(11,196)	$(6,415)	$(34,399)
Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.15)	$(0.76)	$(0.55)	$(0.52)	$(1.98)
Discontinued operations	0.00	(0.01)	(0.06)	0.17	0.10
Net Loss	$(0.15)	$(0.77)	$(0.61)	$(0.35)	$(1.88)
Diluted
Loss from continuing operations	$(0.15)	$(0.76)	$(0.55)	$(0.52)	$(1.98)
Discontinued operations	0.00	(0.01)	(0.06)	0.17	0.10
Net loss	$(0.15)	$(0.77)	$(0.61)	$(0.35)	$(1.88)

2007
Total interest income	$15,403	$15,773	$15,688	$15,830	$62,694
Total interest expense	9,851	9,784	10,018	10,414	40,067
Net interest income	5,552	5,989	5,670	5,416	22,627
Provision for (reversal of) credit losses	694	(681)	5,834	566	6,413
Net interest income after provision for credit losses	4,858	6,670	(164)	4,850	16,214
Other noninterest income	1,795	602	227	426	3,050
Other noninterest expense	8,879	8,700	8,742	8,151	34,472
Loss from continuing operations before income taxes	(2,226)	(1,428)	(8,679)	(2,875)	(15,208)
Income tax (benefit) expense	3	—	—	—	3
Loss from continuing operations	(2,229)	(1,428)	(8,679)	(2,875)	(15,211)
Discontinued operations:
Pretax income from discontinued operations	417	(14)	8	6	417
Tax effect for discontinued operations	67	(1,230)	70	70	(1,023)
Net income from discontinued operations	350	1,216	(62)	(64)	1,440
Net loss	$(1,879)	$(212)	$(8,741)	$(2,939)	$(13,771)
Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.12)	$(0.08)	$(0.47)	$(0.16)	$(0.83)
Discontinued operations	0.02	0.07	(0.01)	(0.00)	0.08
Net Loss	$(0.10)	$(0.01)	$(0.48)	$(0.16)	$(0.75)
Diluted
Loss from continuing operations	$(0.12)	$(0.08)	$(0.47)	$(0.16)	$(0.83)
Discontinued operations	0.02	0.07	(0.01)	(0.00)	0.08
Net loss	$(0.10)	$(0.01)	$(0.48)	$(0.16)	$(0.75)

(1) At September 30, 2008, CIB Marine had a $3.5 million tax exposure liability related to its investment in a REIT. In December 2008, CIB Marine reached a settlement agreement whereby it agreed to pay $0.5 million for full settlement of this liability. As a result of this agreement, in the fourth quarter of 2008, CIB Marine reversed the remaining $3.0 million tax liability related to the REIT through a credit to discontinued operations tax expense. See Note 20-Income Taxes for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events of the nature required to be disclosed pursuant to Item 304 (b) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

CIB Marine maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by CIB Marine in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of December 31, 2008.

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

CIB Marine’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of CIB Marine’s internal controls over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Controls-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that CIB Marine’s internal control over financial reporting is effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation of CIB Marine’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CIB Marine’s registered public accounting firm pursuant to temporary rules of the SEC that permit CIB Marine to provide only management’s report in this annual report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect CIB Marine’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all Directors of CIB Marine at December 31, 2008, the positions and offices with CIB Marine held by each Director, the period that each has held any position with CIB Marine, the expiration of such Director’s term, and a brief account of each Director’s business experience during at least the past five years. CIB Marine did not hold an annual meeting of shareholders during 2004, 2005, 2006, or 2007. Accordingly, in order for the staggered board to be properly constituted, at the 2008 annual meeting, three directors were elected to serve for a one-year term expiring at the annual meeting in 2009, three directors were elected to serve for a two-year term expiring at the annual meeting in 2010, and three directors were elected to serve for a three-year term expiring at the annual meeting in 2011. At the 2009 annual meeting and each subsequent annual meeting, only one class of directors will be elected to serve for a three-year term until such directors’ successors have been duly elected and qualified or until such directors’ earlier resignation, death or removal. There are no family relationships between any Director or executive officer of CIB Marine.

Directors

Name and Age	Serving Since	Term Expired or Scheduled to Expire	Position with CIB Marine or Other Principal Occupation and Other Directorships
Charles E. Baker (64)	2008	2010
Director of CIB Marine since January 2008; Director of Marine Bank since July 2006; Director of Central Illinois Bank since February 2009; Partner at Ernst & Young LLP, an accounting, tax and advisory services firm from 1969 to 2005; Senior Technical Advisor at Clifton Gunderson LLP, an accounting, tax and consulting services firm from January 2006 to present; Director of Northeast Communications of Wisconsin and Aurora Health Care from 2006 to present.

Norman E. Baker (62)	1988	2009
Chairman of Central Illinois Bank from February 2004 to March 2006, Director of Central Illinois Bank from 1988 to December 2007 and since February 2009; Director of CIB-Indiana, from 1998 until its merger into Marine-Wisconsin in August 2006; Director of Marine-Wisconsin from 2006 to December 2007 and since February 2009; Chairman of Marine-FSB from February 2004 to June 2005 and Director of Marine-FSB from October 1999 until its merger into Marine-Wisconsin in March 2006. President and Chief Executive Officer of Estoy Pronto, Inc., a consulting and investment company, since July 1994.

W. Scott Blake (48)	1987	2009
Chairman of CIB Marine from February 2004 to March 2007; Chairman of Marine-Wisconsin since March 2006, Director of Marine-Wisconsin since December 2002; Director of Central Illinois Bank since February 2009; Manager of CIB Marine Capital LLC since 2001; and Director of MICR, Inc. from 2000 until its dissolution in January 2008. President of Blake Capital Corp., a real estate development, investment and property management company, since July 1998.(3)

Stanley J. Calderon (63)	2004	2011
Chairman of CIB Marine from March 2007 to February 2009; President and Chief Executive Officer of CIB Marine from April 2004 to March 2007; Director of the following bank and nonbank subsidiaries of CIB Marine: Central Illinois Bank since December 2004, Marine-Wisconsin since February 2005, Citrus Bank from February 2005 until its merger into CIB Marine in August 2008, CIB Marine Information Services, Inc. since March 2005, and CIB Marine Capital LLC since September 2008. Prior to joining CIB Marine, Mr. Calderon was Executive Vice President and Manager of Middle Market Banking for the Midwest Region of Bank One from 1999 to 2003.(1)

John P. Hickey, Jr. (61)	2007	2010
Chairman of CIB Marine since February 2009. Director of CIB Marine since May 2007; President and Chief Executive Officer of CIB Marine since March 2007; Director, President and CEO of Marine since April 2006; Director of Central Illinois Bank since February 2008; Director of CIB Marine Capital LLC since September 2008; and Director of Citrus Bank, N.A. from March 2007 until its merger with CIB Marine in August 2008. Prior to joining CIB Marine, Mr. Hickey was Senior Vice President of Business Banking at Guaranty Bank in 2006; and from 2001 to 2005 held senior management positions with Marsh McLennan, first as Managing Director of the Western region, then as the Managing Director of a substantial business segment of the company.(1)

Steven C. Hillard (46)	2004	2011
Director of CIB Marine from 1991 to 2002 and since September 2004; Director of MICR, Inc. from December 2004 until its dissolution in January 2008; Director of Marine Bank since February 2009; Director of Central Illinois Bank from 1992 to 2002 and since February 2009. President of HILMUN Holdings, Inc., a diversified holding company with interests in manufacturing and financial investments, since September 1991; President and CEO of HL Precision Machining, Inc., a manufacturer of precision parts and components, since July 2006; Chief Executive Officer and Chairman of the Board of Pinnacle Door Company, a distributor and installer of garage doors, from September 1992 to July 2007; Managing member of HILMUN Development, LLC, a real estate development company, from 1993 to 2008; and Chairman, President and Chief Executive Officer of Strategic Capital Bancorp, Inc. from November 2002 to September 2004.(4)

Gary L. Longman (60)	2004	2011
Director of Central Illinois Bank and Marine Bank since February 2009; President of Sunny Ridge Family Center, an adoption agency, since June 2003; President of G.L. Longman Consulting, a consulting business, since January 2001; Partner at KPMG, LLP, an accounting, tax and advisory services firm from 1980 to 2000.

Donald M. Trilling (78)	1987	2009
Chairman of the Board of CIB Marine from September 1987 to February 2004; Director of Central Illinois Bank from 1987 to April 2004 and since February 2009; Director of Marine Bank since February 2009. Sales Representative at TTT, a phone service company, since January 2005; Secretary of Illini Tile Distributors Inc., an importer and distributor of ceramic tiles, from 1983 to 2002.(2)

Howard E. Zimmerman (80)	1987	2010	Director of Central Illinois Bank and Marine Bank since February 2009; Retired; Chairman of the Board of Zimmerman Real Estate Group, a real estate appraisal and consulting company since 1986.

(1)
Effective February 1, 2009, Mr. Calderon resigned from his position as Chairman of the Board of Directors of CIB Marine and was succeeded by Mr. John P. Hickey, Jr. Mr. Calderon remains a director of CIB Marine.

(2)	In September 2003, Illini Tile Distributors, Inc. entered into liquidation through an assignment for the benefit of creditors under Illinois law.
(3)	On March 31, 2009 CIB Marine accepted Mr. Blake’s resignation from all board positions with CIB Marine and its affiliates.
(4)	On April 14, 2009, CIB Marine accepted Mr. Hillard’s resignation from its Board of Directors, committees of the Board, and all Boards of Directors of its affiliates and subsidiaries.

Executive Officers

Information regarding executive officers is included as a supplemental item at the end of Item 4 part I of this Form 10-K.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Annual Statement of Changes In Beneficial Ownership of Securities on Form 5 were required for those persons, CIB Marine believes that, for the period January 1, 2008 through December 31, 2008, its executive officers and Directors complied with all filing requirements applicable to them.

Code of Ethics

CIB Marine has adopted a Code of Ethics (the “Code”) which applies to all of CIB Marine’s Directors, officers and employees. A copy of the Code may be accessed on CIB Marine’s website at www.cibmarine.com by clicking on the “Code of Ethics Policy” link in the Corporate Governance section of the website.

Audit Committee & Audit Committee Financial Expert

CIB Marine’s Board of Directors has established an Audit Committee to assist the Board in its general oversight of CIB Marine’s financial reporting, internal controls and audit functions. As of December 31, 2008, the committee comprised Directors C. Baker, Hillard, Longman, Trilling and Zimmerman. Mr. Charles Baker was appointed to the Committee in April 2008. Mr. Longman serves as the committee’s Chairman.

The Board has adopted a written charter for the Audit Committee setting forth the specific duties, responsibilities and authorities of the committee. The charter is available in the “Corporate Governance” section of CIB Marine’s website at www.cibmarine.com.

The Board of Directors has determined that all of the members of the Audit Committee satisfy the independence requirements of Nasdaq. In addition, the Board has determined that Messrs. Longman and C. Baker are “audit committee financial experts” as such term is defined by the SEC rules.

In November 2008, the Audit Committee established a sub-committee, the Accounting Issues Committee, to assist it in addressing the complex accounting issues facing the Company.  Members of the Accounting Issues Committee meet as core accounting issues arise that require further oversight and independence from management.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for the last two fiscal years, where applicable, awarded to or earned by CIB Marine’s named executive officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
John P. Hickey, Jr.(3)	2008	$268,400	$—		$—	$8,775	$277,175
Chairman of the Board of Directors,	2007	$249,846	$45,000	(4)(5)	$4,783	$12,046	$311,675
President and CEO

Edwin J. Depenbrok(6)	2008	$—	$—		$—	$—	$—
Senior Vice President and	2007	$—	$—		$—	$—	$—
Chief Financial Officer

Charles J. Ponicki(7)	2008	$206,462	$—		$—	$7,064	$213,526
Senior Vice President and	2007	$84,615	$—		$129	$1,719	$86,463
Chief Credit Officer

Michael L. Rechkemmer	2008	$185,815	$—		$—	$6,759	$192,574
Executive Vice President and	2007	$180,000	$15,000	(5)	$—	$9,616	$204,616
Chief Operations Officer

(1)
Represents grants of options to purchase CIB Marine’s common stock made pursuant to CIB Marine's stock option plan. This column shows the dollar amount of expense recognized by CIB Marine for financial reporting purposes in 2008 in accordance with Financial Accounting Standards No. 123R (“SFAS No. 123R”), disregarding adjustments for potential forfeitures, for all outstanding stock options granted to each named executive officer. See Item 8, Note 1 – Summary of Significant Accounting Policies Stock-Based Compensation contained in Part II of this 2008 Form 10-K for a discussion of the assumptions made in the valuation of these option awards. Under SFAS No. 123R, the fair value of option awards is recognized as expense over the vesting period of the award.

(2)
The table below provides the details of amounts included in the “All Other Compensation” table for each named executive officer. The perquisites are valued for disclosure purposes at their incremental cost to CIB Marine in accordance with SEC regulations.

(3)
On March 2, 2007, Mr. John P. Hickey succeeded Mr. Stanley Calderon as CIB Marine’s President and CEO. Mr. Hickey was an employee of Marine Bank prior to being appointed CIB Marine’s President and CEO.

(4)
This amount includes a $30,000 signing bonus paid by Marine Bank to Mr. Hickey pursuant to the terms of his employment agreement with Marine Bank in connection with his position as President and CEO of the bank.

(5)
During 2006, Messrs. Hickey and Rechkemmer were provided with company-owned automobiles for their use. In 2007, CIB Marine terminated this perquisite, and Messrs. Hickey and Rechkemmer were each paid a one-time payment of $15,000 in lieu of the continued program.

(6)
On January 7, 2008, Mr. Depenbrok was appointed CIB Marine’s Chief Financial Officer, to succeed Mr. Steven T. Klitzing, who resigned in November 2007. Prior to being named CIB Marine’s Chief Financial Officer, Mr. Depenbrok, via his firm, dbrok group, LLC, was hired by CIB Marine as a consultant to provide various financial management services. Mr. Depenbrok serves as a non-employee officer of CIB Marine. During fiscal year 2008, CIB Marine paid dbrok group, LLC $230,775 for its services; $220,600 of which was for work performed by Mr. Depenbrok.

(7)
Mr. Charles J. Ponicki was appointed Chief Credit Officer effective January 7, 2008. Prior to being named CIB Marine’s Chief Credit Officer, Mr. Ponicki was employed by Marine Bank and then hired by CIB Marine as its Senior Vice President - Credit Administration in October 2007.

Name and Position	Year	Life Insurance Premiums	401(k) Match	Car Allowance	Club Dues	Parking/ Transit	Total
John P. Hickey, Jr.	2008	$1,875	$6,900	$—	$—	$—	$8,775
Chairman of the Board of Directors,	2007	1,866	6,750	3,430	—	—	12,046
President and CEO

Edwin J. Depenbrok	2008	$—	$—	$—	$—	$—	$—
Senior Vice President and	2007	—	—	—	—	—	—
Chief Financial Officer

Charles J. Ponicki	2008	$1,186	$5,878	$—	$—	$—	$7,064
Senior Vice President and	2007	296	1,423	—	—	—	1,719
Chief Credit Officer

Michael L. Rechkemmer	2008	$1,185	$5,574	$—	$—	$—	$6,759
Executive Vice President and	2007	1,176	5,882	1,077	—	1,481	9,616
Chief Operations Officer

Employment Agreements

In October 2007, CIB Marine entered into an employment agreement with Mr. Hickey, its President and CEO, which continues until June 1, 2010 and provides for a minimum base salary of $260,000 per year, and 50,000 stock options pursuant to CIB Marine’s stock option plan which were granted on May 31, 2007. The agreement also provides for severance equal to continued salary for the remainder of the term of the agreement if Mr. Hickey's employment is terminated by CIB Marine for other than cause or he terminates his employment with CIB Marine for good reason (as defined in the agreement), including a change in control of CIB Marine. Mr. Hickey voluntarily agreed to waive the minimum salary provision in his employment agreement for the period between January 12, 2009 and June 30, 2009, taking a 15% reduction in his base salary, pursuant to a plan adopted by CIB Marine to reduce the compensation of its senior executive officers.

Retention Bonus Agreements

In the first quarter of 2009, the Company’s Compensation and Stock Option Committee authorized the implementation of retention bonuses for the following named executive officers: John P. Hickey, Jr., Charles J. Ponicki and Michael L. Rechkemmer, in addition to certain other officers of the Company. The retention bonuses are designed to provide an incentive for the executive officers to remain in management positions with the Company through the restructuring of the trust preferred securities, the implementation of various cost cutting measures at the Company and the consolidation of Central Illinois Bank and Marine Bank. Each of the executive officers who remains employed by the Company through his retention bonus payment date (June 30, 2009 for Mr. Rechkemmer and September 30, 2009 for Messrs. Hickey and Ponicki) will receive a retention bonus equal to six (6) months’ salary. In addition, if any executive officer’s position is scheduled for elimination as part of the Company’s reduction in force, such officer will have their retention bonus calculated on their pre-reduction salary as of December 31, 2008.

401(k) Plan

CIB Marine’s 401(k) plan is a tax-qualified retirement plan the covers all eligible employees generally, including the named executive officers. An employee can elect to defer a percentage of his or her compensation on a pre-tax basis, up to a maximum in 2008 of $15,500, or $20,500 if age 50 or over, and CIB Marine contributes a matching contribution of 50% up to 6% of the employee’s deferral contributions. CIB Marine’s contributions under the plan on behalf of each named executive officer are included in the “All Other Compensation” column of the Summary Compensation Table above. CIB Marine provides no other retirement benefits for its executives, including the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

This table sets forth the information for each named executive officer with respect to each grant of stock options outstanding as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John P. Hickey, Jr.	10,000	40,000	(1)	$4.10	05/31/2017
	10,000	15,000	(2)	4.10	11/16/2016
	10,000	15,000	(3)	4.10	03/30/2016
Edwin J. Depenbrok	—	—		—	—
Michael L. Rechkemmer	7,050	0		16.23	07/29/2009
	10,190	0		18.40	07/27/2010
	9,830	0		22.89	11/29/2011
	12,000	8,000	(4)	4.10	09/29/2015
	8,000	12,000	(2)	4.10	11/16/2016
Charles Ponicki	5,000	20,000	(5)	3.70	11/30/2017

(1)
One-fifth of these options became fully exercisable on May 31, 2008, one-fifth become fully exercisable on May 31, 2009, one-fifth become fully exercisable on May 31, 2010, one-fifth become fully exercisable on May 31, 2011, and one-fifth become fully exercisable on May 31, 2012.

(2)
One-fifth of these options became fully exercisable on November 16, 2007, one-fifth became fully exercisable on November 16, 2008, one-fifth become fully exercisable on November 16, 2009, one-fifth become fully exercisable on November 16, 2010, and one-fifth become fully exercisable on November 16, 2011.

(3)
One-fifth of these options became fully exercisable on March 30, 2007, one-fifth of these options became fully exercisable on March 30, 2008, one-fifth of these options become fully exercisable on March 30, 2009, one-fifth of these options become fully exercisable on March 30, 2010, and one-fifth of these options become fully exercisable on March 30, 2011.

(4)
One-fifth of these options became fully exercisable on September 29, 2006, one-fifth became fully exercisable on September 29, 2007, one-fifth became fully exercisable on September 29, 2008, one-fifth become fully exercisable on September 29, 2009, and one-fifth become fully exercisable on September 29, 2010.

(5)
One-fifth of these options became fully exercisable on November 30, 2008, one-fifth become fully exercisable on November 30, 2009, one-fifth become fully exercisable on November 30, 2010, one-fifth become fully exercisable on November 30, 2011, and one-fifth become fully exercisable on November 30, 2012.

If a named executive officer’s employment terminates by reason of death or disability, all of the named executive officer’s outstanding options vest and may be exercised within twelve months after the date of such termination, but in no event later than the expiration date of such options.

DIRECTORS' COMPENSATION

For fiscal year 2008, the Board agreed to forego the payment of the normal retainer for all Board members except for Mr. Calderon, the Chairman of CIB Marine, who would be paid an annual retainer of $15,000 in quarterly installments. Non-employee Directors received a fee of $1,000 for each CIB Marine Board meeting attended, except that the Chairman of the Board of Directors was paid $2,000 per each Board meeting attended.. Directors serving on the Audit, Executive, Litigation, Investment, Executive Loan, and Accounting Issues Committees received a fee of $1,000, $1,000, $300, $300, $300 and $300, respectively per meeting attended, except that the Chairman of the Audit Committee was paid $2,000 per Audit Committee meeting attended. In addition, the Chairman of the Audit Committee was paid an annual retainer of $10,000 in quarterly installments. Employees of CIB Marine, receive no fees for their service on the Boards of Directors or committees of CIB Marine or its affiliates and subsidiaries.

In January 2009, the Compensation and Stock Option Committee reduced the Directors’ fee for each CIB Marine Board meeting attended from $1,000 to $500.

The following table sets forth all compensation paid to each of CIB Marine’s non-employee Directors in 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Charles E. Baker(2)	$26,700	—	$26,700
Norman E. Baker	31,200	—	31,200
W. Scott Blake(3)	35,700	—	35,700
Stanley J. Calderon	75,900	—	75,900
Steven C. Hillard(4)	21,000	—	21,000
Gary L. Longman	42,500	—	42,500
Donald M. Trilling	22,000	—	22,000
Howard Zimmerman	22,000	—	22,000

(1)
There were no options granted to directors during 2008. As of December 31, 2008, the Directors had the following amounts of outstanding options: Charles E. Baker – 0; Norman E. Baker – 18,050; W. Scott Blake – 48,050; Stanley Calderon – 90,000; Steven C. Hillard – 0; Donald M. Trilling – 18,050; and Howard E. Zimmerman – 18,050.

(2)	Mr. Baker was appointed to the Board of CIB Marine in January 2008.
(3)	On March 31, 2009, CIB Marine accepted Mr. Blake’s resignation from its Board of Directors, committees of the Board, and all Boards of Directors of its affiliates and subsidiaries.
(4)	On April 14, 2009, CIB Marine accepted Mr. Hillard’s resignation from its Board of Directors, committees of the Board, and all Boards of Directors of its affiliates and subsidiaries.

Mr. Hickey is not included in this table since he is a named executive officer and received no additional compensation for service as a director.

Directors are reimbursed for any out-of-pocket expenses they incur. CIB Marine’s Directors who are also directors of its subsidiaries receive compensation from such subsidiaries in varying amounts based on the director compensation schedules of such subsidiaries. Messrs. C. Baker, Blake and Calderon were the only directors in 2008 to be paid such compensation and their fees, which are included in the totals above, totaled $5,500; $5,700; and $15,800, respectively.

COMPENSATION COMMITTEE

CIB Marine’s Board of Directors has established a Compensation and Stock Option Committee to assist the Board in establishing policies relating to executive compensation, determine the salary and bonus of named executive officers, recommend to the Board the adoption of, or any substantive amendments to, any employee benefit or long-term executive compensation plan or program in which named executive officers participate, and administer the stock-based plan of CIB Marine. As of December 31, 2008, the membership of the committee comprised Directors C. Baker, N. Baker, Blake, Calderon, Hillard, Longman, Trilling and Zimmerman, and Mr. Zimmerman served as the committee’s Chairman.

The Board has adopted a written charter for the Compensation and Stock Option Committee setting forth the specific duties, responsibilities and authorities of the committee. The charter is available in the “Corporate Governance” section of the Company’s website at www.cibmarine.com.

The Board of Directors has determined that all of the members of the Compensation and Stock Option Committee except Mr. Calderon satisfy the independence requirements of Nasdaq.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008, regarding shares outstanding and available for issuance under CIB Marine’s existing equity compensation plans.

Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,101,617	$6.16	534,113
Equity compensation plans not approved by security holders	—	—	—
Total	1,101,617	$6.16	534,113

(1)
See Item 8, Note 1-Summary of Significant Accounting Policies-Stock-Based Compensation and Note 18-Stock Option Plans in Part II of this Form 10-K for additional information regarding CIB Marine’s stock-based compensation plans.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2009, the number of shares of common stock of CIB Marine beneficially owned by (1) each stockholder believed by CIB Marine to be a beneficial owner of more than five percent of the outstanding common stock of CIB Marine, based on information available to CIB Marine, (2) each director of CIB Marine, (3) each of the named executive officers, and (4) all directors and executive officers of CIB Marine as a group. Except as otherwise indicated, each person listed has sole voting and investment power over shares beneficially owned. For purposes of this table, all references to the right to acquire shares within 60 days refers to the 60 day period commencing February 28, 2009.

Beneficial Owner	Beneficial Ownership of Common Stock
	Amount and Nature of Beneficial Ownership(1)		Percentage of Common Stock Outstanding
5% Stockholders
Bradford M. Johnson P.O. Box 8208 Shawnee Mission, KS 66208-8208	1,116,378	(2)	6.09%

Named Executive Officers and Directors

Charles E. Baker	—		*
Norman E. Baker	387,500	(3)	2.11	%(4)
W. Scott Blake	192,150	(5)	1.05	%(4)
Stanley J. Calderon	90,167	(6)	*
Edwin J. Depenbrok	—	(7)	*
John P. Hickey, Jr.	35,003	(8)	*
Steven C. Hillard	165,030	(16)	*
Gary L. Longman	—		*
Charles J. Ponicki	5,000	(9)	*
Daniel J. Rasmussen	24,598	(10)	*
Michael L. Rechkemmer	58,068	(11)	*
Patrick J. Straka	49,896	(12)	*
Donald M. Trilling	215,532	(13)	1.18	%(4)
Howard E. Zimmerman	125,650	(14)	*
All Directors and Executive Officers as a group (14 persons)	1,348,593		7.35	%(15)

*  Less than one percent
(1)
Unless otherwise indicated, the nature of beneficial ownership for shares shown in this column is sole voting and investment power. The information contained in this column is based upon information furnished to the Company by the persons named above.

(2)	Based solely on information provided in Form 13-G filed with the Securities & Exchange Commission by beneficial owner.
(3)	Includes 18,050 shares Mr. Baker has the right to acquire within 60 days upon the exercise of stock options.
(4)	Percentage is calculated on a partially diluted basis, assuming only the exercise of stock options by such individual which are exercisable within 60 days.

(5)
Includes 58,050 shares that Mr. Blake had the right to acquire within 60 days upon the exercise of stock options, and 60,000 shares held in two trusts for the benefit of Mr. Blake’s mother, for which Mr. Blake shares voting and investment powers, and for which Mr. Blake disclaims beneficial ownership of the shares. On March 31, 2009, CIB Marine accepted Mr. Blake’s resignation from all positions with CIB Marine and its affiliates.

(6)	Includes 90,000 shares that Mr. Calderon has the right to acquire within 60 days upon the exercise of stock options.
(7)	On January 7, 2008, Mr. Depenbrok was appointed CIB Marine’s Chief Financial Officer, to succeed Mr. Steven T. Klitzing, who resigned in November 2007.
(8)	Includes 35,000 shares that Mr. Hickey has the right to acquire within 60 days upon the exercise of stock options.
(9)	Includes 5,000 shares that Mr. Ponicki has the right to acquire within 60 days upon the exercise of stock options. Mr. Charles J. Ponicki was appointed Chief Credit Officer effective January 7, 2008.
(10)	Includes 24,047 shares that Mr. Rasmussen has the right to acquire within 60 days upon the exercise of stock options.
(11)	Includes 47,070 shares that Mr. Rechkemmer has the right to acquire within 60 days upon the exercise of stock options.
(12)
Includes 1,400 shares jointly owned by Mr. Straka and his wife, 6,300 shares owned by partnerships with respect to which Mr. Straka shares voting and investment power, and 36,145 shares that Mr. Straka has the right to acquire within 60 days upon the exercise of stock options.

(13)	Includes 68,705 shares held in a trust for the benefit of Mr. Trilling's wife and 18,050 shares that Mr. Trilling has the right to acquire within 60 days upon the exercise of stock options.
(14)	Includes 18,050 shares Mr. Zimmerman has the right to acquire within 60 days upon the exercise of stock options.
(15)	Percentage is calculated on a diluted basis, assuming the exercise of all stock options which are exercisable within 60 days by individuals included in the above table.
(16)	On April 14, 2009, CIB Marine accepted Mr. Hillard’s resignation from all positions with CIB Marine and its affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2008, Directors and executive officers of CIB Marine, as well as members of their immediate families and various corporations and other entities associated with the directors, were clients of and had transactions with the Banks in the ordinary course of business. These transactions included loans and deposits. Similar transactions may occur in the ordinary course of business in the future. All loans were made on a non-preferential basis and did not involve more than the normal risk of collectibility or present other unfavorable terms.

Review, Approval or Ratification of Related Party Transactions

CIB Marine has various policies and procedures, including its Code of Ethics, annual questionnaires completed by all directors and executive officers, and regulatory compliance requirements (including Regulation O, which restricts loans by the subsidiary banks to directors, executive officers, principal stockholders and their affiliates and requires approval by the board of directors of the banks for certain such loans), all of which are designed to identify transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. When such a transaction or relationship is identified, the Board of Directors of CIB Marine evaluates the transaction or relationship and determines if the transaction is permissible or a prohibited conflict of interest.

Director Independence

The Board has determined that each of the following directors is an “independent director” as such term is defined in Nasdaq Marketplace Rule 4200(a)(15): Charles E. Baker, Norman E. Baker, W. Scott Blake, Steven C. Hillard, Gary L. Longman, Donald M. Trilling and Howard E. Zimmerman. Stanley J. Calderon and John P. Hickey, Jr. are not independent under the Nasdaq rule since Mr. Hickey is currently a CIB Marine officer, and Mr. Calderon was an officer of CIB Marine within the last three years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by CIB Marine’s independent registered public accounting firm KPMG LLP (“KPMG”) for the audit of its annual financial statements for 2008 and 2007, and fees billed for other services rendered by KPMG.

	2008	2007
	(Dollars in thousands)
Audit fees	$548	$467
Audit related fees (1)	64	48
Tax fees (2)	104	152
Total fees	$716	$667

(1) Audit related fees incurred and paid by CIB Marine’s ESOP and 401(k) Plans.
(2) Tax fees consisted of fees for tax consultation and tax compliance services.

The audit committee pre-approves all auditing services and permitted non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. The audit committee pre-approved all services performed by the independent auditors in 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of CIB Marine are filed as a part of this document under Part II, Item 8, Financial Statements and Supplementary Data.

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets as of December 31, 2008 and 2007.
•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006.
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
•	Notes to Consolidated Financial Statements.

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

Exhibit No.	Exhibit
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

10.10
Amendment to Agreement between Edwin J. Depenbrok and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

10.11	Form of Retention Bonus Agreement for Executive Officers and other employees.

14.1	Code of Ethics (incorporated by reference to Exhibit 99 to the Company’s Form 8-K filed November 2, 2004).

21	Subsidiaries of CIB Marine

23.1	Consent of KPMG LLP

31.1	Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

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

CIB MARINE BANCSHARES, INC.
(registrant)

By: /s/ JOHN P. HICKEY, Jr.
Date: April 15, 2009	John P. Hickey, Jr.
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN P. HICKEY, Jr.	Chairman of the Board of Directors	April 15, 2009
John P. Hickey, Jr.	President and Chief Executive Officer (Principal Executive Officer)

/s/ EDWIN J. DEPENBROK	Chief Financial Officer (Principal	April 15, 2009
Edwin J. Depenbrok	Financial and Accounting Officer)

/s/ NORMAN E. BAKER	Director	April 15, 2009
Norman E. Baker

/s/ CHARLES E. BAKER	Director	April 15, 2009
Charles E. Baker

/s/ STANLEY J. CALDERON	Director	April 15, 2009
Stanley J. Calderon

/s/ GARY L. LONGMAN	Director	April 15, 2009
Gary Longman

/s/ DONALD M. TRILLING	Director	April 15, 2009
Donald M. Trilling

/s/ HOWARD E. ZIMMERMAN	Director	April 15, 2009
Howard E. Zimmerman