Form 10-Q
period 2009-03-31
CIB MARINE BANCSHARES INC
filed 2009-05-15
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

As of April 30, 2009 there were 18,346,442 shares issued and 18,341,231 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of March 31, 2009, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$53,259	$27,854
Reverse repurchase securities	18,157	27,682
Federal funds sold	—	1,695
Total cash and cash equivalents	71,416	57,231

Loans held for sale	4,492	4,777
Securities, at fair value	234,943	280,452

Loans	536,918	555,207
Allowance for loan losses	(17,206)	(19,242)
Net loans	519,712	535,965

Premises and equipment, net	5,655	5,794
Accrued interest receivable	4,013	4,289
Foreclosed properties	1,901	980
Assets of companies held for disposal	861	988
Other assets	15,944	15,920
Total assets	$858,937	$906,396
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$49,442	$48,060
Interest-bearing demand	32,777	34,308
Savings	130,091	123,092
Time	481,708	489,172
Total deposits	694,018	694,632
Short-term borrowings	19,111	62,806
Long-term borrowings	27,000	27,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	43,450	41,377
Liabilities of companies held for disposal	1,572	1,699
Other liabilities	2,763	2,223
Total liabilities	849,771	891,594

Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; authorized shares, 50,000,000; issued shares, 18,346,442; outstanding shares, 18,341,231	18,346	18,346
Capital surplus	158,651	158,613
Accumulated deficit	(156,134)	(151,936)
Accumulated other comprehensive loss, net	(11,535)	(10,008)
Receivables from sale of stock	—	(51)
Treasury stock at cost, 12,663 shares	(162)	(162)
Total stockholders’ equity	9,166	14,802
Total liabilities and stockholders’ equity	$858,937	$906,396

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$7,288	$11,103
Loans held for sale	9	3
Securities:
Taxable	3,629	4,144
Tax-exempt	4	14
Dividends	—	13
Federal funds sold	111	524
Total interest and dividend income	11,041	15,801
Interest Expense
Deposits	4,825	6,666
Short-term borrowings	66	750
Long-term borrowings	279	137
Junior subordinated debentures	2,189	2,227
Total interest expense	7,359	9,780
Net interest income	3,682	6,021
Provision for credit losses	3,043	808
Net interest income after provision for credit losses	639	5,213
Noninterest Income
Loan fees	29	33
Deposit service charges	221	239
Other service fees	27	43
Other income	1	103
Gain on sale of securities	551	—
Net gain on sale of assets	28	15
Total noninterest income	857	433
Noninterest Expense
Compensation and employee benefits	4,017	4,778
Equipment	309	561
Occupancy and premises	574	730
Professional services	859	668
Other expense	1,525	1,620
Total noninterest expense	7,284	8,357
Loss from continuing operations before income taxes	(5,788)	(2,711)
Income tax expense	—	44
Loss from continuing operations	(5,788)	(2,755)
Discontinued operations:
Pretax income from discontinued operations	—	8
Income tax expense	—	7
Income from discontinued operations	—	1
Net Loss	$(5,788)	$(2,754)
Loss Per Share
Basic:
Loss from continuing operations	$(0.32)	$(0.15)
Discontinued operations	—	—
Net loss	$(0.32)	$(0.15)

Diluted:
Loss from continuing operations	$(0.32)	$(0.15)
Discontinued operations	—	—
Net loss	$(0.32)	$(0.15)

Weighted average shares-basic	18,333,779	18,333,779
Weighted average shares-diluted	18,333,779	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Accumulated	Accumulated Other Comprehensive	Stock Receivables and
	Shares	Par Value	Surplus	Deficit	Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)

Balance, December 31, 2007	18,346,442	$18,346	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	(2,754)	—	—	(2,754)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	768	—	768
Total comprehensive loss							(1,986)
Stock option expense	—	—	40	—	—	—	40
Reduction in receivables from sale of stock	—	—	—	—	—	70	70
Balance, March 31, 2008 (unaudited)	18,346,442	$18,346	$158,438	$(120,291)	$2,150	$(213)	$58,430

Balance, December 31, 2008	18,346,442	$18,346	$158,613	$(151,936)	$(10,008)	$(213)	$14,802
Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2 (1)	—	—	—	1,590	(1,590)	—	—
Adjusted Balance at beginning of period	18,346,442	$18,346	$158,613	$(150,346)	$(11,598)	$(213)	$14,802
Comprehensive loss:
Net loss	—	—	—	(5,788)	—	—	(5,788)
Other comprehensive income (loss):
Realized gains on sale of available for sale securities	—	—	—	—	551	—	551
Unrealized securities holding losses arising during the period	—	—	—	—	(488)	—	(488)
Total comprehensive loss							(5,725)
Stock option expense	—	—	38	—	—	—	38
Reduction in receivables from sale of stock	—	—	—	—	—	51	51
Balance, March 31, 2009 (unaudited)	18,346,442	$18,346	$158,651	$(156,134)	$(11,535)	$(162)	$9,166

(1)      See Note 1-Securities Available for Sale for additional information on the FSP FAS 115-2 and FAS 124-2.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(5,788)	$(2,755)
Net income from discontinued operations	—	1
Net loss	(5,788)	(2,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(22)	(137)
Depreciation and other amortization and accretion	(79)	130
Provision for credit losses	3,043	808
Net gain on sale of assets	(36)	(15)
Gain on sale of securities	(551)	—
Write down and losses on assets	8	—
Originations of loans held for sale	(3,943)	(1,179)
Proceeds from sale of loans held for sale	4,262	1,194
Decrease in accrued interest receivable and other assets	271	1,056
Increase in accrued interest payable and other liabilities	2,613	1,462
Operating cash flows of discontinued operations	—	(17)
Net cash (used in) provided by operating activities	(222)	548
Cash Flows from Investing Activities
Maturities of securities available for sale	25,158	18,090
Purchase of securities available for sale	(9,648)	(13,725)
Proceeds from sale of securities available for sale	13,308	—
Repayments of asset-backed and mortgage-backed securities available for sale	17,608	11,094
Purchase of asset-backed and mortgage-backed securities available for sale	—	(30,181)
Net increase in Federal Home Loan Bank stock	—	(74)
Net decrease in other investments	29	13
Net decrease (increase) in loans	12,303	(11,348)
Premises and equipment disposals	—	4
Premises and equipment expenditures	(50)	(110)
Investing cash flows of discontinued operations	—	304
Net cash provided by (used in) investing activities	58,708	(25,933)
Cash Flows from Financing Activities
Decrease in deposits	(657)	(3,042)
Net (decrease) increase in short-term borrowings	(43,695)	26,431
Net decrease in receivables from sale of stock	51	—
Net cash provided by (used in) financing activities	(44,301)	23,389
Net increase (decrease) in cash and cash equivalents	14,185	(1,996)
Cash and cash equivalents, beginning of period	57,231	74,841
Cash and cash equivalents, end of period	$71,416	$72,845
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense-continuing operations	$5,286	$8,003
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	929	62
Transfer of loans to assets of branches held for sale	—	47,557
Transfer of fixed assets to assets of branches held for sale	—	2,271
Transfer of deposits to deposits of branches held for sale	—	92,179

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally (“GAAP”) accepted in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2008 Annual Report on Form 10-K (“2008 Form 10-K”). In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the allowance for loan losses, valuation of investments and impairment, if any, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the consolidated financial statements are based on various factors, including the current interest rate environment, value of collateral securing loans and investments, assessed probabilities of default of obligors in loans and investment securities, recent sales of investments in the marketplace and both local and national economic conditions. Changes in these factors can significantly affect CIB Marine’s results of operations and the value of its recorded assets and liabilities.

As a result of CIB Marine’s inability to make their payments on the junior subordinated debentures, as further discussed in Note 9-Long-Term Borrowings, and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern. Notwithstanding CIB Marine’s efforts to raise new equity and a capital infusion through the renegotiation of the TruPS, federal or state bank regulators could take enforcement action, which could include placing the Banks into receivership. CIB Marine’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. CIB Marine’s ability to meet its obligations as they come due is substantially dependent on the successful execution of its capital plan outlined in the 2008 Form 10-K. See the “Liquidity and Capital Plan Update” later in this Form 10-Q for a further update on the capital plan. CIB Marine’s interim financial statements do not include any adjustments that may be necessary should it not be able to meet these obligations.

Assets and liabilities of companies held for disposal are carried at the lower of cost or current fair value, less estimated selling costs and the aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. The net income or loss of companies which meet the criteria as discontinued operations are included in income from discontinued operations for all periods presented. All intercompany balances and transactions have been eliminated in the assets and liabilities of companies held for disposal and net income or loss from discontinued operations as presented on the consolidated financial statements. Tax assets and liabilities allocated between companies held for disposal and those not held for disposal have not been eliminated.

CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the bank branch network of its subsidiaries, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana and Arizona. These services include commercial and retail lending and accepting deposits.

New Accounting Pronouncements

Fair Value

In September 2006, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 established a single authoritative definition of fair value; set out a framework for measuring fair value and provided a hierarchal disclosure framework for assets and liabilities measured at fair value. In 2008, CIB Marine partially adopted SFAS 157 with respect to financial assets and liabilities and elected to defer adoption of SFAS 157 on assets and liabilities that met the criteria of FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 allowed deferral of SFAS 157 with respect to nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances (for example, assets that have been deemed to be impaired). During the first quarter of 2009, CIB Marine adopted SFAS 157 with respect to assets and liabilities that had met the deferral criteria of FSP 157-2. These included foreclosed properties and assets and liabilities of companies held for disposal. The adoption of SFAS 157 with respect to nonrecurring, nonfinancial assets and liabilities did not have a material impact on CIB Marine’s consolidated financial statements. See Note 2-Fair Value Measurements for SFAS 157 disclosures.

In April 2009, the FASB issued FSP Financial Accounting Standard (“FAS”) 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”) and FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). CIB Marine elected early adoption of FSP FAS 115-2 and 124-2 and FSP FAS 157-4 in the first quarter of 2009. See Note 4-Securities Available for Sale for further information of FSP FAS 115-2 and 124-2.

FSP FAS 157-4 provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. Based on the guidance of FSP FAS 157-4, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. Adoption of FSP FAS 157-4 did not have a material impact on CIB Marine’s consolidated financial statements.

FSP FAS 115-2 and 124-2 applies to investments in debt securities for which other-than-temporary impairments (“OTTI”) may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate OTTI into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in other comprehensive income). During the period of adoption of FSP FAS 115-2 and 124-2, management is required to separately identify whether OTTI charges recognized in periods prior to adoption on securities held at the beginning of the period of adoption were related to credit losses or other noncredit factors at the measurement date of impairment. Upon adoption, the cumulative effect of any previously recorded OTTI losses related to noncredit factors are recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. During 2008, CIB Marine recognized $1.8 million in OTTI losses on debt securities held at January 1, 2009 (the beginning of the period of adoption of the FSP). Management determined, based on the present value of expected cash flows in accordance with applicable guidance, that $1.6 million of the $1.8 million previously recognized OTTI losses related to noncredit factors. CIB Marine does not intend to sell these impaired securities and it is not more likely than not that CIB Marine will be required to sell these securities before recovery of the amortized cost basis of each of these securities. Accordingly, the cumulative effect of adopting FSP FAS 115-2 and 124-2 was a $1.6 million reduction to the January 1, 2009 accumulated deficit with a $1.6 million increase to accumulated other comprehensive losses.

Note 2-Fair Value Measurements

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(Dollars in thousands)
Assets
Available for sale securities	$234,943	$—	$232,069	$2,874
Interest rate lock commitments	(7)	—	(7)	—
Total	$234,936	$—	$232,062	$2,874

(1)
Pooled trust preferred securities in other notes and bonds in Note 4-Securities Available for Sale are included in Level 3 inputs due to the use of significant unobservable inputs. Significantly unobservable inputs utilized included liquidity and credit risk spreads from similar and comparable, but not identical, types of debt instruments, credit risk factors and cash flows from models and analysis. The Level 3 Input fair market values were derived using the Level 3 inputs in income approach (present value technique) models proprietary to and prepared by independent third parties. The pooled trust preferred securities had a fair market value of $3.3 million at December 31, 2008. During the quarter ended March 31, 2009, there were no new purchases, $0.03 million principal pay-downs received, and a reduction in their fair values of $0.4 million representing additional unrealized losses included in other comprehensive loss of stockholders’ equity.

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, as defined by SFAS 157.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Period
	(Dollars in thousands)
Assets
Impaired loans (1)	$6,198	$—	$6,198	$—	$(372)
Foreclosed properties	1,901	—	1,901	—	(8)
Other equity investments	65	—	—	65	—
Total	$8,164	$—	$8,099	$65	$(380)

(1)
Impaired loans gains (losses) in period include only those attributable to the loans represented in the fair value measurements for March 31, 2009. Total impaired loans at March 31, 2009 were $21.4 million.

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available-for-Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds, and certain mortgage-backed and government agency securities. Securities classified under Level 2 inputs include those where quoted market prices are available from an inactive market, where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or US dollar LIBOR swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available-for-sale securities using Level 3 inputs were pooled trust preferred securities with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate consisting of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

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

Foreclosed Properties. Foreclosed property fair value estimates are provided using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information.

Note 3-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At March 31, 2009, options to purchase 561,613 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the three months ended March 31, 2009:

	Number Of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2008	1,101,617	$2.17-22.89	$6.16
Granted	—	$—			$—
Lapsed or surrendered	(27,500)	3.70-4.10	3.93
Exercised	—	—	—
Shares under option at March 31, 2009	1,074,117	$2.17-22.89	$6.22	6.62
Shares exercisable at March 31, 2009	580,017	$4.10-22.89	$8.15	5.64

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2008	528,000
Granted	—
Vested	(15,900)
Forfeited	(18,000)
Nonvested stock options at March 31, 2009	494,100

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123, Accounting for Stock-Based Compensation (revised 2003) (“SFAS 123(R)”). There were no options granted in the first quarter of 2009 or 2008.

SFAS 123(R)’s fair value method resulted in $0.04 million compensation expense for both the first quarters of 2009 and 2008. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At March 31, 2009, CIB Marine had $0.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first quarter of 2009 and 2008.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 4-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2009
U.S. government agencies	$21,576	$1,219	$—	$22,795
Obligations of states and political subdivisions	30,223	740	743	30,220
Other notes and bonds	8,783	—	5,759	3,024
Mortgage-backed securities (agencies)	97,423	2,830	—	100,253
Mortgage-backed securities (non-agencies)	87,518	134	9,499	78,153
Equity securities	955	—	457	498
Total securities available for sale	$246,478	$4,923	$16,458	$234,943

December 31, 2008
U.S. government agencies	$44,835	$2,244	$—	$47,079
Obligations of states and political subdivisions	30,236	622	624	30,234
Other notes and bonds	9,012	—	5,409	3,603
Commercial paper	4,800	—	—	4,800
Mortgage-backed securities (agencies)	107,194	1,754	26	108,922
Mortgage-backed securities (non-agencies)	93,428	71	8,504	84,995
Equity securities (at cost basis)	955	—	136	819
Total securities available for sale	$290,460	$4,691	$14,699	$280,452

Securities available for sale with a carrying value of $185.6 million and $222.3 million at March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of March 31, 2009, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,072	$3,125
Due after one year through five years	20,366	21,574
Due after five years through ten years	14,948	15,429
Due after ten years	22,196	15,911
	60,582	56,039
Mortgage-backed securities	184,941	178,406
Other equities (at cost basis)	955	498
Total securities available for sale	$246,478	$234,943

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008:
	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2009
U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	5,444	435	2,149	308	7,593	743
Other notes and bonds	—	—	2,874	5,759	2,874	5,759
Mortgage-backed securities	18,590	2,914	54,565	6,585	73,155	9,499
Equity security	—	—	498	457	498	457
Total securities with unrealized losses	$24,034	$3,349	$60,086	$13,109	$84,120	$16,458
Securities without unrealized losses					150,823
Total securities					$234,943

December 31, 2008
U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	8,780	428	2,260	196	11,040	624
Other notes and bonds	1,220	1,516	2,034	3,893	3,254	5,409
Mortgage-backed securities	83,820	8,530	14	—	83,834	8,530
Equity security	819	136	—	—	819	136
Total securities with unrealized losses	$94,639	$10,610	$4,308	$4,089	$98,947	$14,699
Securities without unrealized losses					181,505
Total securities					$280,452

Where the fair value of a security is less than its cost at March 31, 2009, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, CIB Marine does not consider those investments to be OTTI; except: (1) for one mortgage-backed security (non-agency) (“non-agency MBS”) $0.9 million of OTTI loss was recorded during 2008, when the cost basis was reduced from $1.4 million to the securities fair value of $0.5 million at December 31, 2008, and (2) for another non-agency MBS $0.9 million of OTTI loss was recorded during 2008, the cost basis for the security was reduced from $2.8 million to the securities fair value of $1.9 million at December 31, 2008. During the first quarter of 2009 the $1.6 million non-credit component OTTI of the $1.8 million of total OTTI losses taken during 2008 were adjusted by increasing the cost basis of each of the two securities and reversing the reduction to capital through the accumulated deficit as a part of the implementation of FSP FAS 115-2 and FAS 124-2; as a result the unrealized loss adjustment to securities and the other comprehensive income adjustment to capital were adjusted. The remaining $0.2 million of the $1.8 million of total OTTI losses taken during 2008 remained unadjusted as the credit loss component OTTI.

Proceeds from the sales of securities available for sale during the first quarter of 2009 were $13.3 million and CIB Marine realized a gain on the sale of $0.6 million. There were no sales of securities during the first quarter of 2008.

Net unrealized losses on investment securities at March 31, 2009 were $11.5 million compared to $10.0 million at December 31, 2008. As of March 31, 2009, Other notes and bonds accounted for $5.7 million in net unrealized losses, or 50% of the total net unrealized losses; and non-agency MBS accounted for $9.4 million in net unrealized losses, or 81% of the total net unrealized losses; and other equity accounted for $0.4 million in net unrealized losses, or 4% of the total net unrealized losses. The remaining securities reduced net unrealized losses by $4.0 million, or 35% at March 31, 2009.

Municipal Securities. At the end of the first quarter of 2009 the municipal securities were all rated investment grade by nationally recognized statistical rating agencies, except one security rated BB. This security has a par value of $3.5 million and an unrealized loss of $0.3 million. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell any of its municipal securities before recovery of their amortized cost bases, which may be maturity. In addition, CIB Marine has determined a credit loss does not exist and as a result has not recognized any OTTI in its municipal securities.

Other Notes and Bonds. At March 31, 2009, CIB Marine held $8.7 million par value with an amortized cost of $8.6 million and a fair value of $2.9 million fair market value of debt obligations. The fair value declined from $3.3 million at December 31, 2008. The debt obligations are collateralized by diversified pools of bank trust preferred securities and subordinated debt and to a lesser extent insurance company and real estate investment trust debt; none of CIB Marine’s Other Note and Bond security holdings, beneficial or otherwise, of trust preferred securities or subordinated debt issued by organizations in the financial industry are in the form of a single issuer debt obligations. These debt obligations consist of securities issued by banks and other financial institutions and are protected against loss by credit enhancement such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, they also may be a security that is subordinated to more senior classes.

CIB Marine evaluates for OTTI as prescribed by FSP FAS 115-1 and FAS 124-1 “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”) and FSP FAS 115-2 and FAS 124-2. To assist in the evaluation for OTTI, CIB Marine performs assessments prescribed by Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”. FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” by determining whether it is probable that an adverse change in the estimated cash flows has occurred. This evaluation of estimated cash flows includes an assessment of the credit risk inherent in the pool of collateral, estimates of the timing and severity of the issuer deferrals and defaults and related recovery and their impact on estimated cash flow water falls for both interest and principal. CIB Marine also considers current levels of over-collateralization and collateral coverage tests that trigger changes in the cash flow water falls in performing the analysis.

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

Given the assessment of whether or not an adverse change in the estimated cash flows has occurred and based on other factors considered in determining whether or not a credit loss exists, CIB Marine does not consider these securities with unrealized losses to be other-than-temporarily impaired at March 31, 2009. All the respective securities were performing as to full and timely payments at March 31, 2009.

Additional information as of March 31, 2009, related to these collateralized debt obligations is provided in the table below:

Pooled Trust Preferred Security Detail
(dollars in thousands)
Deal	Class(1)	Book Value	Fair Value	Unrealized Gain(Loss)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Current Collateral Balances
PreTSL 23	C-FP	$809	$104	$(706)	Caa/NR/CCC	8.1%
PreTSL 26	B-1	3,930	255	(3,675)	B2/NR/CCC	12.9%
PreTSL 27	A-1	1,917	1,221	(696)	A3/BBB(n)/AA	10.6%
PreTSL 28	A-1	1,977	1,294	(683)	A3/BBB(n)/A	6.2%

(1)
CIB Marine’s security holdings in PreTSL 27 and 28 are the most senior of the classes in the deal; CIB Marine’s security holdings in PreTSL 23 and 26 are not the most senior of the classes in the deal nor are they most deeply subordinated.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its other notes and bonds before recovery of their amortized cost bases, which may be maturity. In addition, CIB Marine has determined a credit loss does not exist and as a result has not recognized any OTTI in its other notes and bonds.

Mortgage-Backed Securities (Non-Agencies). The unrealized losses in non-agency MBS were primarily caused by deterioration in credit quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security holding based upon the relative credit quality and liquidity premiums applicable to each security. At March 31, 2009, CIB Marine had private issue MBS holdings of $88.8 million par value with a fair value of $78.2 million, down from holdings at December 31, 2008, of $96.5 million par value with a fair value of $85.0 million. The declines were predominately related to repayment of principal.

Non-agency MBS are assessed for OTTI within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” FSP FAS 115-1 and FAS 124-1, and FSP FAS 115-2 and FAS 124-2, by determining whether a decline in fair value below the amortized cost basis is other than temporary. If an OTTI is determined to exist, then the cost basis of the security is written down by the amount of OTTI recognized in earnings. If CIB Marine does not intend to sell the investments and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of the amortized cost basis less any current period credit loss, the amount of the OTTI recognized in earnings is the credit loss component of the OTTI; otherwise it is the full unrealized loss of the security including both the credit loss and the non-credit loss component of the OTTI.

CIB Marine considers a number of factors in assessing whether or not a credit loss exists and the period over which recovery of any unrealized loss is expected to occur, including: the length of time the fair value has been less than the amortized cost basis, the payment structure of the debt security, failure of the issuer to make scheduled interest or principal payments, any changes to the rating by a rating agency, recoveries or any additional decline to the fair value subsequent to the balance sheet date, the degree to which any subordinated interests (if any) are able to absorb estimated losses in the collateral, and conditions related to the specific security and its collateral. With respect to the latter, a number of factors considered, including past and current debt ratings, projected prepayment speeds, past and current payment status, past and current levels of defaults and estimates of related recoveries, and estimates of future defaults and their related recoveries, and other factors. Estimates of future levels of defaults and related recoveries involves consideration of a number of contributing inputs, including but not limited to the year of origination, current pay status, trends in home value appreciation (depreciation) for year of issuance, original loan-to-value ratios, borrower credit scores, loan documentation types and others. In addition to using various sources for the inputs from others deemed to be reliable, the resulting estimates of collateral losses are compared to those derived by others, where available, to determine reasonableness of the estimates.

The predominant form of underlying collateral in the non-agency MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgage size with non-traditional underwriting qualities (e.g., Alt-A and reduced documentation types). All of CIB Marine’s non-agency MBS are senior to subordinated tranches of securities issued to absorb losses, to the extent they are able, prior to CIB Marine’s holdings. As of March 31 2009, the mean and median percentages for each security, respectively, of various delinquency and non-performance measures to the total mortgage loans collateralizing the securities were: (1) 2.4% and 0.8% for loans 60 or more days past due but not in foreclosure or transferred to other real estate owned, (2) 1.6% and 0.8% for loans in foreclosure plus other real estate owned, and (3) 4.0% and 1.6% for the total of loans 60 or more days past due, in foreclosure and other real estate owned. With respect to the ratios reported in (3), the range across the securities was 0.0% to 22.6%; the highest two were 22.6% and 18.9%, both of which have been downgraded to CCC or below and have had $0.2 million in credit loss component OTTI recorded on them during 2008.

At the time of purchase, all of CIB Marine’s non-agency MBS were credit rated AAA by at least two of Moody’s, Standard and Poor’s or Fitch. In addition, at March 31, 2009, all these securities were performing with respect to the full and timely receipt of principal and interest payments due to CIB Marine. At March 31, 2009, securities with a par value of $11.6 million and unrealized losses of $3.4 million were below investment grade compared to securities with a par value of $4.2 million and no unrealized losses at December 31, 2008. The table below displays the current composition of the non-agency MBS portfolio based on the lowest credit rating assigned by any of Moody’s, Standard and Poor’s or Fitch that have assigned a rating.

Non-Agency Mortgage Backed Securities Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
(dollars in thousands)
AAA	$56,289	$55,347	(3,456)
AA	2,510	2,469	(82)
A	6,679	6,663	(297)
BBB (2)	11,753	11,703	(2,122)
BB	3,825	3,785	(1,648)
B	3,678	3,690	(336)
CCC or lower (1)	4,092	3,861	(1,424)
Total	88,826	87,518	(9,365)

(1)	As of March 31, 2009, $0.2 million in credit loss component OTTI has been prior recognized on securities rated CCC or lower during 2008.
(2)	BBB and higher ratings are considered to be investment grade and BB and lower ratings are considered below investment grade.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its non-agency MBS before recovery of their amortized cost bases, which may be maturity. In addition, CIB Marine has determined a credit loss does not exist and as a result has not recognized any OTTI in its non-agency MBS, except for the $0.2 million in credit loss component OTTI recorded during 2008.

Equity Securities. As of March 31, 2009, CIB Marine held marketable equity securities from a single issuer amounting to $1.0 million in cost basis, and $0.5 million in fair value. At December 31, 2008, the unrealized loss was $0.1 million. The unrealized loss is in part related to the continued decline in community bank stock prices since CIB Marine obtained the stock less than one year ago in relation to the sale of certain assets and deposits of Citrus Bank, N.A., during the third quarter of 2008. Based on an evaluation of CIB Marine’s ability and intent to hold the securities for a reasonable period of time sufficient for a forecasted recovery of fair value, CIB Marine does not consider the securities to be other-than-temporarily impaired as of March 31, 2009.

Expectations that CIB Marine’s other notes and bonds and non-agency MBS will continue to perform in accordance with their contractual terms, except to the extent a credit loss exists and has been recognized, are based on management assumptions which require the use of estimates and significant judgments. It is possible that the underlying collateral of these investments will perform worse than expected, resulting in adverse changes in cash flows and OTTI charges in future periods. Events which may impact CIB Marine’s assumptions include, but are not limited to, increased delinquencies, default rates and loss severities in the financial instruments comprising the collateral.

Note 5-Loans

The composition of the loan portfolio was as follows:

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$74,410	13.9%	$75,289	13.6%
Commercial real estate	260,321	48.7	258,881	46.8
Commercial real estate construction	76,055	14.2	86,909	15.7
Residential real estate	25,075	4.7	26,110	4.7
Home equity (1)	96,547	18.0	103,253	18.7
Consumer	2,815	0.5	2,990	0.5
Receivables from sale of CIB Marine stock	—	—	(51)	(0.0)
Gross loans	535,223	100.0%	553,381	100.0%
Deferred loan costs	1,695		1,826
Loans	536,918		555,207
Allowance for loan losses	(17,206)		(19,242)
Loans, net	$519,712		$535,965

(1)
Includes purchased fixed rate home equity pools. At March 31, 2009 and December 31, 2008, the total outstanding balance of these purchased pools was $46.7 million and $52.2 million, the amount of loans past due 30 to 89 days and still accruing interest was $1.7 million and $2.0 million and the loss reserves allocated to these two pools totaled $4.0 million and $4.5 million, respectively.

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. Such loans totaled $2.9 million and $3.3 million at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009 and December 31, 2008, CIB Marine had $0.3 million and $0.2 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. No specific reserves were allocated to these loans at both March 31, 2009 and December 31, 2008. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

The following table lists information on nonperforming and certain past due loans:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual-loans	$21,915	$15,072
Nonaccrual-loans held for sale	2,025	2,025
Restructured loans	143	—
Loans 90 days or more past due and still accruing-loans	—	1,040
Loans 90 days or more past due and still accruing-loans held for sale	2,180	1,680

Information on impaired loans is as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Impaired loans without a specific allowance	$8,040	$4,363
Impaired loans with a specific allowance	13,322	9,789
Total impaired loans	$21,362	$14,152
Specific allowance related to impaired loans	$3,460	$3,847

Changes in the allowance for loan losses were as follows:

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$19,242	$20,706
Charge-offs	(5,347)	(1,524)
Recoveries	268	1,003
Net loan charge-offs	(5,079)	(521)
Provision for loan losses	3,043	808
Balance at end of period	17,206	20,993
Allowance for loan losses transferred to assets of branches held for sale	—	(736)
Net allowance for loan losses	$17,206	$20,257
Allowance for loan losses as a percentage of loans	3.20%	3.63%

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.5 million and $2.0 million as of March 31, 2009 and December 31, 2008, respectively.

Note 6-Companies Held For Disposal and Discontinued Operations

At March 31, 2009, assets and liabilities of companies held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until June 30, 2009.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both March 31, 2009 and December 31, 2008, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 7-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$11,555	$11,555
Prepaid expenses	993	950
Accounts receivable	166	124
Trust preferred securities underwriting fee, net of amortization	1,211	1,225
Other investments	1,127	1,167
Income tax receivable (1)	890	890
Other	2	9
	$15,944	$15,920

(1)	Includes $0.7 million tax receivable from company held for disposal per tax sharing agreement.

The major components of other investments are as follows:

•
Investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.0 million and $1.1 million, respectively, at March 31, 2009 and December 31, 2008. Equity loss on these limited partnerships, included in noninterest expense, was $0.04 million and $0.03 million in the first quarters of 2009 and 2008, respectively. CIB Marine has engaged in these transactions to provide additional qualified investments under the Community Reinvestment Act and to receive related income tax credits. The partnerships provide affordable housing to low-income residents within CIB Marine’s markets and other locations.

•
Interest in a company operating as a small business investment company under the Small Business Investment Act of 1958, as amended. CIB Marine committed to a $0.5 million investment in this company and as of March 31, 2009 has invested $0.4 million. Beginning in 2006, CIB Marine began receiving capital distributions on its investment in this company. At both March 31, 2009 and December 31, 2008, CIB Marine’s carrying value of this investment was $0.1 million.

As members of the FHLB of Chicago, CIB Marine’s subsidiary banks are required to maintain minimum amounts of FHLB of Chicago stock as required by that institution.

In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (the “FHLB C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The FHLB C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the FHLB C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the FHLB C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The FHLB C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The FHLB C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the year 2008. At both March 31, 2009 and December 31, 2008, CIB Marine had $11.6 million in FHLB Chicago stock, of which $2.3 million and $3.4 million, respectively, was required stock holdings to maintain the level of borrowings outstanding with the FHLB of Chicago.

Note 8-Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term.

The following table presents information regarding short-term borrowings:

	March 31, 2009		December 31, 2008
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$8,767	1.28%	$19,908	0.68%
Treasury, tax, and loan notes	344	0.00	2,898	0.00
Federal Home Loan Bank	10,000	0.50	40,000	0.55
Total short-term borrowings	$19,111	0.85%	$62,806	0.57%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement covering both short-term and long-term borrowings from the FHLB, CIB Marine had securities pledged with a fair value of $59.8 million and $74.8 million at March 31, 2009 and December 31, 2008, respectively.

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank of Chicago (“Reserve Bank”) (the “Agreement”). Among other items, the Agreement requires CIB Marine to obtain Reserve Bank approval before incurring additional borrowings or debt and pre-approval to pay interest on debentures.

Note 9-Long-term Borrowings

Long-term borrowings consist of borrowings having an original maturity of greater than one year.

FHLB

The following table presents information regarding amounts payable to the FHLB Chicago that are included in the consolidated balance sheets as long-term borrowings:

	March 31, 2009		December 31, 2008		Scheduled
	Balance	Rate	Balance	Rate	Maturity
	(Dollars in thousands)
	$6,000	4.52%	$6,000	4.52%	4/24/09
	3,000	4.49	3,000	4.49	10/26/09
	3,000	4.54	3,000	4.54	10/25/10
	5,000	3.32	5,000	3.32	02/16/10
	5,000	3.95	5,000	3.95	08/15/11
	5,000	4.21	5,000	4.21	08/14/12
Total	$27,000	4.02%	$27,000	4.02%

Junior Subordinated Debentures

The following table presents information regarding CIB Marine’s junior subordinated debentures at both March 31, 2009 and December 31, 2008:

	Balance	Issue Date	Interest Rate		Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%		03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60		09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20		02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable	(1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857

(1)	Three-month LIBOR + 3.40% adjusted quarterly, which was 4.63% and 4.87% at March 31, 2009 and December 31, 2008, respectively.

CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of CIB Marine. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to CIB Marine to purchase the junior subordinated debentures. Interest on the debentures and distributions on the trust preferred securities are payable either quarterly or semi-annually in arrears. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the debentures. As a result of the agreement entered into with its regulator, CIB Marine elected to defer all such interest payments subsequent to December 31, 2003, and as a result the Trusts deferred distributions on their respective trust preferred securities. At March 31, 2009 and December 31, 2008 CIB Marine had accrued interest payable on its $61.9 million junior subordinated debentures of $41.3 million and $39.1 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required interest payments such that, as of April 30, 2009, CIB Marine is in default with respect to the junior subordinated debentures issued to all four of the Trusts. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period and while in default, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital, subject to regulatory limitation.

As a result of CIB Marine’s inability to make these payments and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

On March 16, 2009, CIB Marine issued a consent solicitation (the “Consent Solicitation”) seeking the consent of the holders of the trust preferred securities (“TruPS”) to a proposed restructuring plan (the “Plan of Restructuring”) that would convert the debt under the debentures into preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the TruPS (see the discussion in the Liquidity and Capital Plan Update section). The vote was concluded on May 11, 2009. However, CIB Marine did not receive the adequate number of votes required to approve the Plan of Restructuring. CIB Marine continues to evaluate other options to restructure the company consistent with the proposed Plan of Restructuring. If the Plan of Restructuring is ultimately not approved, CIB Marine will be unable to cure its default on the TruPS.

The Federal Reserve Board adopted a rule limiting the inclusion of junior subordinated debentures in the Tier 1 equity capital. The ruling limited the total restricted Tier 1 capital elements, including junior subordinated debentures, net of investment in trust, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At March 31, 2009, CIB Marine included approximately $6.9 million of its junior subordinated debentures in total Tier 1 capital.

Note 10-Other Liabilities

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Accounts payable	$153	$179
Accrued real estate taxes	170	147
Accrued compensation and employee benefits	1,152	681
Accrued professional fees	410	490
Accrued other expenses	662	448
Other liabilities	216	278
	$2,763	$2,223

Note 11-Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIB Marine’s subsidiary banks to borrowers who used the proceeds to acquire CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The balance of loans classified as receivable from sale of stock was $0.05 million at December 31, 2008. There were no such loans outstanding at March 31, 2009.

Treasury Stock

Certain of CIB Marine’s subsidiary banks acquired shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. At both March 31, 2009 and December 31, 2008, 7,452 shares of the 12,663 shares in treasury stock were directly owned by one of CIB Marine’s banking subsidiaries and thus were not excluded from the number of shares outstanding.

Regulatory Capital

CIB Marine and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and each bank subsidiary are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. Central Illinois Bank’s and Marine Bank’s (collectively, the “Banks”) capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, the bank subsidiaries must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

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

At March 31, 2009, pursuant to FDIC regulations in 12 C.F.R. Part 325, all of CIB Marine’s subsidiary banks were classified as well capitalized.

At both March 31, 2009 and December 31, 2008, CIB Marine was subject to an Agreement it entered into with the Reserve Bank in the second quarter of 2004. Among other items, the Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of its subsidiary banks, nonbank subsidiaries and the consolidated organization. As of March 31, 2009, CIB Marine’s Tier 1 leverage ratio had declined from 3.58% at December 31, 2008 to 3.06% and was below the 4.0% required by the Agreement. The decline reflects the continued operating losses of CIB Marine during the first quarter of 2009. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further credit downgrades and OTTI adjustments to its securities portfolio and potential loan losses and recoveries, CIB Marine’s capital ratios could decline further. Notwithstanding CIB Marine’s efforts to raise new equity and a capital infusion through the renegotiation of the TruPS, federal or state bank regulators could take enforcement action, which could include placing the Banks into receivership.

CIB Marine continues to focus on the safety and soundness of the Banks. Capital ratios at both banks has been above the amounts specified by our regulators. CIB Marine has provided the Banks with $5.0 million of capital during 2008 and an additional $2.0 million in the first quarter of 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at the Banks and is in keeping with its source of strength obligations under the Bank Holding Company Act of 1956, as amended (the “BHCA”).

In the 2008 Form 10-K, CIB Marine disclosed that Marine Bank stipulated to a cease and desist order (the “C&D”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Wisconsin Department of Financial Institutions, Division of Banking (the “WDFI”). The terms of the C&D were described in the 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D may result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels at the bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

The actual and required capital amounts and ratios for CIB Marine and its bank subsidiaries are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2009
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$54,290	8.06%	$53,884	8.00%
Central Illinois Bank	58,985	17.62	26,776	8.00	$33,470	10.00%
Marine Bank	41,862	13.19	25,391	8.00	31,739	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$27,145	4.03%	$26,942	4.00%
Central Illinois Bank	54,770	16.36	13,388	4.00	$20,082	6.00%
Marine Bank	37,824	11.92	12,696	4.00	19,043	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$27,145	3.06%	$35,492	4.00%
Central Illinois Bank	54,770	11.48	19,087	4.00	$23,859	5.00%
Marine Bank (1)	37,824	9.73	15,543	4.00	19,429	5.00

December 31, 2008
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$65,884	10.04%	$52,504	8.00%
Central Illinois Bank	58,451	17.91	26,104	8.00	$32,630	10.00%
Marine Bank	40,505	13.31	24,349	8.00	30,436	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$32,942	5.02%	$26,252	4.00%
Central Illinois Bank	54,340	16.65	13,052	4.00	$19,578	6.00%
Marine Bank	36,624	12.03	12,174	4.00	18,262	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$32,942	3.58%	$36,821	4.00%
Central Illinois Bank	54,340	11.10	19,577	4.00	$24,471	5.00%
Marine Bank	36,624	9.00	16,270	4.00	20,337	5.00

(1)	Pursuant to the C&D, which became effective in April 2009, Marine Bank will be required to maintain a Tier 1 leverage capital ratio of at least 10% of total average assets in future quarters.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from its subsidiary banks during the first quarter of 2009 and at March 31, 2009 CIB Marine’s subsidiary banks did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators.

Pursuant to the Agreement CIB Marine entered into with its regulators and throughout such time as the Agreement remains in effect, CIB Marine cannot declare or pay dividends without first obtaining the consent of the regulators.

Note 12-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(5,788)	$(2,755)
Weighted average shares outstanding:
Basic	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—
Diluted	18,333,779	18,333,779
Per share loss:
Basic	$(0.32)	$(0.15)
Effect of dilutive stock options outstanding	—	—
Diluted	$(0.32)	$(0.15)

Because CIB Marine had a net loss from continuing operations in each of the quarters ended March 31, 2009 and 2008, options to purchase 1,091,534 and 1,228,742 shares, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of March 31, 2009 and results of operations for the quarter ended March 31, 2009. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as the 2008 Form 10-K.

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

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of the 2008 Form 10-K, and as may be described from time to time in CIB Marine’s subsequent Securities and Exchange Commission (“SEC”) filings, and such factors are incorporated herein by reference. See also Item 1-Legal Proceedings in Part II of this Form 10-Q.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

Results of Operations

Overview

During the first quarter of 2009, CIB Marine continued to focus on the comprehensive capital plan outlined in its 2007 Annual Report on Form 10-K (the “2007 Form 10-K”) and updated in the 2008 Form 10-K. The main goals of the plan were to resolve the deferral and default of the interest payments on the junior subordinated debentures, maintain “well-capitalized” capital ratios at the Banks, and improve the efficiency of CIB Marine through revenue growth and expense management.

Net loss increased to $5.8 million for the first quarter of 2009 compared to a net loss of $2.8 million for the first quarter of 2008. The increase in net loss was primarily due to a $2.2 million increase in the provision for loan losses taken to partially replenish the reserve following $5.1 million of net charge-offs taken during the first quarter of 2009. Included in provision expense for the quarters ended March 31, 2009 and 2008 is $2.9 million and $1.1 million, respectively, related to two home equity pools CIB Marine purchased in 2006 and the first quarter of 2007. CIB Marine continues to accrue interest expense on the junior subordinated debentures. Expense of $2.2 million was recorded during the first quarter of 2009.

In light of the current operating environment and net losses in each year ended since December 31, 2003, CIB Marine and the Banks have continued to work closely with their respective regulators. CIB Marine remains under the Agreement with its regulator, the Reserve Bank, which continues to impose certain restrictions and reporting requirements including, but not limited to:

•	Restrictions on dividend payments and redemption of shares of CIB Marine stock without regulatory approval;
•	Adoption of a comprehensive plan to improve earnings;
•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

In the 2008 Form 10-K, CIB Marine disclosed that Marine Bank stipulated to a C&D with the FDIC and the WDFI. The terms of the C&D were described in the 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D may result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels at the bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Notwithstanding CIB Marine’s efforts to raise new equity and a capital infusion through the renegotiation of the TruPS, federal or state bank regulators could take enforcement action, which could include placing the Banks into receivership. During the first quarter of 2009 the CIB Marine parent company contributed $2.0 million of capital to the Banks. In addition, bank regulators could continue to increase minimum capital levels at the Banks. The circumstances described in Part I, Item 1, Note 11-Stockholders’ Equity of this Form 10-Q, combined with the continued net losses and in consideration of existing regulatory matters, raise substantial doubt concerning the ability of CIB Marine to continue as a going concern.

CIB Marine had 17 banking facilities at March 31, 2009 and 18 at December 31, 2008; and 172 full-time equivalent employees at March 31, 2009, compared to 197 at December 31, 2008.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Unaudited Consolidated Financial Data

	At or for the Quarter Ended March 31,
	2009	2008
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$11,041	$15,801
Interest expense	7,359	9,780
Net interest income	3,682	6,021
Provision for credit losses	3,043	808
Net interest income after provision for credit losses	639	5,213
Noninterest income	857	433
Noninterest expense	7,284	8,357
Loss from continuing operations before income taxes	(5,788)	(2,711)
Income tax expense	—	44
Net loss from continuing operations	(5,788)	(2,755)
Discontinued operations:
Pretax income from discontinued operations	—	8
Income tax expense	—	7
Net income from discontinued operations	—	1
Net loss	$(5,788)	$(2,754)
Common Share Data
Basic earnings (loss) per share:
Loss from continuing operations	$(0.32)	$(0.15)
Discontinued operations	—	—
Net loss	$(0.32)	$(0.15)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.32)	$(0.15)
Discontinued operations	—	—
Net loss	$(0.32)	$(0.15)
Dividends	—	—
Book value per share	$0.50	$3.19
Weighted average shares outstanding-basic	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,333,779	18,333,779
Financial Condition Data
Total assets excluding assets of companies held for disposal	$858,076	$976,890
Total assets of branches held for sale and companies held for disposal	861	52,506
Loans	536,918	558,008
Loans of branches held for sale and companies held for disposal	—	48,893
Allowance for loan losses	(17,206)	(20,257)
Securities	234,943	332,024
Deposits	694,018	650,459
Deposits of branches held for sale	—	92,179
Borrowings, including junior subordinated debentures	107,968	185,904
Stockholders’ equity	9,166	58,430
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	1.73%	2.44%
Net interest spread (2)	1.38	1.71
Noninterest income to average assets (3)	0.14	0.17
Noninterest expense to average assets	3.33	3.33
Efficiency ratio (4)	182.65	129.49
Loss on average assets (5)	(2.65)	(1.10)
Loss on average equity (6)	(194.87)	(17.56)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (7)	4.11%	3.33%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (7)	2.79	2.04
Allowance for loan losses to total loans (7)	3.20	3.63
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (7)	78.00	109.06
Net charge-offs annualized to average loans	3.78	0.35
Capital ratios:
Total equity to total assets (7)	1.07%	5.98%
Total risk-based capital ratio	8.06	16.54
Tier 1 risk-based capital ratio	4.03	9.96
Leverage capital ratio	3.06	7.19
Other data:
Number of employees (full-time equivalent) (8)	172	251
Number of banking facilities	17	25

(1)
Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses and at March 31, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, the 2009 and 2008 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2009 and 2008 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.73% and 2.45%, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(3)	Noninterest income to average assets excludes gains and losses on securities.
(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.
(5)	Loss on average assets is annualized net loss divided by average total assets.
(6)	Loss on average equity is annualized net loss divided by average common equity.
(7)	Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.
(8)	Does not include employees of Canron, a manufacturing company held for disposal. This company had two full-time equivalent employees in both 2009 and 2008.

Net Interest Income

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred. There were no tax-exempt loans during the first quarters of 2009 and 2008. See the Income Tax discussion for additional information.

	Quarter Ended March 31,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable	$280,896	$3,629	5.17%	$335,114	$4,157	4.96%
Tax-exempt (2)	314	4	5.10	1,063	14	5.27
Total securities	281,210	3,633	5.17	336,177	4,171	4.96
Loans held for sale	4,811	9	0.76	201	3	6.00
Loans (3)(4):
Commercial	78,274	986	5.11	73,629	1,154	6.30
Commercial real estate (5)	347,096	4,393	5.13	399,205	7,755	7.81
Consumer	119,399	1,909	6.48	126,345	2,194	6.98
Total loans	544,769	7,288	5.43	599,179	11,103	7.45
Reverse repurchase securities and federal funds sold	28,493	111	1.58	53,617	524	3.93
Total interest-earning assets	859,283	11,041	5.19	989,174	15,801	6.42
Noninterest-earning assets
Cash and due from banks	29,638			15,177
Premises and equipment	5,740			8,863
Allowance for loan losses	(17,770)			(20,738)
Receivables from sale of stock	(51)			(121)
Accrued interest receivable and other assets	10,459			16,666
Total noninterest-earning assets	28,016			19,847
Total assets	$887,299			$1,009,021

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$34,036	$35	0.42%	$38,264	$82	0.86%
Money market	117,374	440	1.52	162,820	1,229	3.04
Other savings deposits	8,219	6	0.30	14,447	34	0.95
Time deposits (5)	486,771	4,344	3.62	460,717	5,321	4.65
Total interest-bearing deposits	646,400	4,825	3.03	676,248	6,666	3.96
Short-term borrowings	44,005	66	0.61	84,546	750	3.57
Long-term borrowings	27,000	279	4.19	12,000	137	4.59
Junior subordinated debentures	61,857	2,189	14.16	61,857	2,227	14.40
Total borrowed funds	132,862	2,534	7.64	158,403	3,114	7.88
Total interest-bearing liabilities	779,262	7,359	3.81	834,651	9,780	4.71
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	50,530			73,042
Accrued interest and other liabilities	45,461			38,222
Total noninterest-bearing liabilities	95,991			111,264
Total liabilities	875,253			945,915
Stockholders’ equity	12,046			63,106
Total liabilities and stockholders’ equity	$887,299			$1,009,021
Net interest income and net interest spread (2)(6)		$3,682	1.38%		$6,021	1.71%
Net interest-earning assets	$80,021			$154,523
Net interest margin (2)(7)			1.73%			2.44%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.19

(1)	FHLB stock and Federal Reserve Bank stock are included in average balance and yields.
(2)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at March 31, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, 2009 and 2008 are not presented on a tax-equivalent basis. If 2009 and 2008 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.73% and 2.45%, respectively.

(3)	Loan balance totals include nonaccrual loans.
(4)	Interest earned on loans includes amortized loan fees of $0.02 million and $0.1 million for the quarters ended March 31, 2009 and 2008, respectively.
(5)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(6)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(7)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $2.3 million, or 38.8%, from $6.0 million in the first quarter of 2008 to $3.7 million in the first quarter of 2009. The decrease was mainly attributable to a decline in the volume of interest-earning assets relative to the decline in the volume in interest-bearing liabilities. In addition, the increase in non-performing assets, the continued compounding of interest on the junior subordinated debentures and prior reductions in the prime rate and short-term U.S. dollar LIBOR rates, which are used to reset interest rates on variable rate loans, caused interest income to decline more than the decline in interest expense. CIB Marine has various strategies to improve net interest income, including growing loans extended to local commercial banking relationships and reducing the costs of deposits, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy, adjusting its deposit interest rates, which often lag key banking indices when those indices change rapidly, and implementing strategies to reduce the level of interest accruals related to its junior subordinated debentures.

Total interest income decreased $4.8 million, or 30.1%, from $15.8 million in the first quarter of 2008 to $11.0 million in the first quarter of 2009. The decrease was due to a $3.8 million, or 34.4% decrease in interest income on loans during the first quarter of 2009 compared to the same period of 2008. The decrease in interest income on the loans resulted from a 202 basis point decline in the average yield along with a $54.4 million decrease in the average balance of loans outstanding. Most of the balance decrease occurred in commercial real estate.

Total interest expense decreased $2.4 million, or 24.8%, from $9.8 million in the first quarter of 2008 to $7.4 million in the first quarter of 2009. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $1.8 million in the first quarter of 2009 compared to the same period in 2008. The decrease in interest expense on deposits was the result of a 93 basis point decrease in average yield and a $29.8 million decrease in the average balance. Additionally, interest expense on borrowings decreased $0.6 million primarily due to decreased rates. CIB Marine has continued to defer the payments of interest on its junior subordinated debentures since 2004. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to become an increasing percentage of total interest expense and total average interest-bearing liabilities. Interest expense on trust preferred debentures represented 29.7% and 22.8% of total interest expense during the first quarters of 2009 and 2008, respectively.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, decreased by 71 basis points during the first quarter of 2009 compared to the first quarter of 2008 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased by 33 basis points during the same period. The net interest margin decrease was primarily due to the increased reliance on interest-bearing liabilities to fund the interest-earning assets and the decline in the average yield on interest-earning assets.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008 (3)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(694)	$166	$(528)	(12.70)%
Securities-tax-exempt (1)	(10)	—	(10)	(71.43)
Total securities (2)	(704)	166	(538)	(12.90)
Loans held for sale	6	—	6	200.00
Commercial	66	(234)	(168)	(14.56)
Commercial real estate	(927)	(2,435)	(3,362)	(43.35)
Consumer	(123)	(162)	(285)	(12.99)
Total loans (including fees)	(984)	(2,831)	(3,815)	(34.36)
Reverse repurchase securities and federal funds sold	(181)	(232)	(413)	(78.82)
Total interest income (1)	(1,863)	(2,897)	(4,760)	(30.12)
Interest Expense
Interest-bearing demand deposits	(8)	(39)	(47)	(57.32)
Money market	(284)	(505)	(789)	(64.20)
Other savings deposits	(11)	(17)	(28)	(82.35)
Time deposits	276	(1,253)	(977)	(18.36)
Total deposits	(27)	(1,814)	(1,841)	(27.62)
Borrowings-short-term	(251)	(433)	(684)	(91.20)
Borrowings-long-term	155	(13)	142	103.65
Junior subordinated debentures	—	(38)	(38)	(1.71)
Total borrowed funds	(96)	(484)	(580)	(18.63)
Total interest expense	(123)	(2,298)	(2,421)	(24.75)
Net interest income (1)	$(1,740)	$(599)	$(2,339)	(38.85)%

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at March 31, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, 2009 and 2008 are not presented on a tax-equivalent basis.

(2)	FHLB stock and Federal Reserve Bank stock are included in the calculation.
(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $3.0 million in the first quarter of 2009 compared to $0.8 million in the first quarter of 2008. The change in the provision resulted from $5.1 million in net charge-offs during the first quarter of 2009 compared to $0.5 million during the same period of 2008. Also included in provision expense for the quarters ended March 31, 2009 and 2008 is $2.9 million and $1.1 million, respectively, related to two home equity pools CIB Marine purchased in 2006 and the first quarter of 2007. The provision recorded for the home equity pools in the first quarter of 2009 and the first quarter of 2008 related to deterioration in the credit quality of these pools.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Loan fees	$29	$33
Deposit service charges	221	239
Other service fees	27	43
Other income	1	103
Gain on sale of securities	551	—
Net gain on sale of assets	28	15
	$857	$433

Noninterest income increased $0.4 million from $0.4 million for the first quarter of 2008 to $0.8 million for the first quarter of 2009. The increase was mainly due to a $0.5 million gain recognized on the sale of securities during the first quarter of 2009.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Compensation and employee benefits	$4,017	$4,778
Equipment	309	561
Occupancy and premises	574	730
Professional services	859	668

Other expense:
Payroll and other processing charges	25	24
Correspondent bank charges	101	52
Advertising/marketing	36	103
Communications	187	230
Data processing	258	297
Supplies and printing	46	59
Shipping and handling	73	98
FDIC and state assessment	370	178
Recording and filing fees	38	48
Other expense	391	531
Total other expense	1,525	1,620
Total noninterest expense	$7,284	$8,357

Total noninterest expense decreased $1.1 million, or 12.8%, from $8.4 million for the first quarter of 2008 to $7.3 million for the first quarter of 2009. The decrease was primarily the result of the following:

•
Compensation and employee benefits expense decreased $0.8 million, or 15.9%, during the first quarter of 2009 compared to the first quarter of 2008. The decrease was primarily due to the sale of Citrus Bank during the third quarter of 2008. The total number of full-time equivalent employees of companies included in continuing operations decreased from 251 at March 31, 2008 to 172 at March 31, 2009.

•
Equipment, occupancy and premises combined expense decreased $0.4 million, or 31.6%, during the first quarter of 2009 compared to the first quarter of 2008 primarily due to the sale of Citrus Bank during the third quarter of 2008.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2009 and 2008 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not “more likely than not”. The continuing operations income tax expense for the first quarter 2008 consisted primarily of the allocation of taxes, in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns. The net income tax expense on discontinued operations also includes interest and penalty expense on a tax exposure related to a sold subsidiary.

Financial Condition

Overview

CIB Marine’s total assets decreased $47.5 million from $906.4 million at December 31, 2008 to $858.9 million at March 31, 2009. The decrease in total assets was mostly due to a $16.3 million decrease in net loans and a $45.5 million net decrease in securities offset by a $14.2 million increase in cash and cash equivalents.

Loans Held for Sale

Loans held for sale were $4.5 million at March 31, 2009, which comprise $0.3 million in residential mortgage loans and $4.2 million in commercial real estate construction loans. Following the sale of Citrus Bank, the remaining loans of Citrus Bank were transferred to CIB Marine. Of those remaining loans, $4.2 million were transferred to loans held for sale during the third quarter of 2008. At both March 31, 2009 and December 31, 2008, loans held for sale with a carrying value of $2.0 million were classified as nonaccrual. At March 31, 2009 and December 31, 2008 loans held for sale with a carrying value of $2.2 million and $1.7 million, respectively, were classified as 90 days or more past due and still accruing.

Securities

Total securities at March 31, 2009 were $234.9 million, a decrease of $45.5 million, or 16.2%, from $280.4 million at December 31, 2008. The decrease was mainly due to sales, prepayments, repayments and maturities from the existing portfolio, the proceeds of which were used to pay down short-term debt. The ratio of total securities to total assets was 27.4% at March 31, 2009, compared to 30.9% at December 31, 2008.

The net unrealized loss on available for sale securities was $11.5 million at March 31, 2009, compared to $10.0 million at December 31, 2008. The net unrealized loss occurred mainly in other notes and bonds and non-agency MBS, resulting from declining credit ratings and ongoing liquidity strains in the financial markets. The change during the first quarter of 2009 was mainly due to the adjustments made as a result of the adoption of FSP FAS 115-2 and FAS 124-2 as discussed in Note 1-Basis of Presentation.

At March 31, 2009, 8.8% of the portfolio consisted of U.S. government agency securities, compared to 15.4% at December 31, 2008, and at March 31, 2009, 75.0% of the portfolio consisted of mortgage-backed securities compared to 69.1% at December 31, 2008. Obligations of states and political subdivisions represented 12.3% of the portfolio at March 31, 2009, compared to 10.4% at December 31, 2008.

Securities available for sale with a carrying value of $185.6 million and $222.3 million at March 31, 2009 and December 31, 2008, respectively, were pledged for current outstanding or contingently available deposits and borrowings with public entities, FHLB advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

Where the fair value of a security is less than its cost at March 31, 2009, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, CIB Marine does not consider those investments to be OTTI; except: (1) for one mortgage-backed security (non-agency) (“non-agency MBS”) $0.9 million of OTTI loss was recorded during 2008, when the cost basis was reduced from $1.4 million to the securities fair value of $0.5 million at December 31, 2008, and (2) for another non-agency MBS $0.9 million of OTTI loss was recorded during 2008, the cost basis for the security was reduced from $2.8 million to the securities fair value of $1.9 million at December 31, 2008. During the first quarter of 2009 the $1.6 million non-credit component OTTI of the $1.8 million of total OTTI losses taken during 2008 were adjusted by increasing the cost basis of each of the two securities and reversing the reduction to capital through the accumulated deficit as a part of the implementation of FSP FAS 115-2 and FAS 124-2; as a result the unrealized loss adjustment to securities and the other comprehensive income adjustment to capital were adjusted. The remaining $0.2 million of the $1.8 million of total OTTI losses taken during 2008 remained unadjusted as the credit loss component OTTI.

Loans

Loans, net of the allowance for loan losses, totaled $519.7 million and 60.5% of total assets at March 31, 2009 compared to $536.0 million and 59.1% of total assets at December 31, 2008. The decrease in loans from December 31, 2008 to March 31, 2009 was mostly due to a $10.9 million decrease in commercial real estate construction loans and a $6.7 million decrease in home equity loans.

Credit Concentrations

At March 31, 2009, CIB Marine had fourteen secured borrowing relationships (loans to one borrower or a related group of borrowers) that each individually exceeded 25% of stockholders’ equity compared to fifteen such relationships at December 31, 2008. At March 31, 2009, the total outstanding commitments on these borrowing relationships, including lines of credit not fully drawn, ranged from 83% to 185% of equity and 1% to 3% of total loans, and the principal drawn and outstanding on loans in these borrowing relationships ranged from $4.6 million to $14.6 million. At December 31, 2008, the total outstanding commitments on these borrowing relationships, including lines of credit not fully drawn, ranged from 54% to 109% of equity and 1% to 3% of total loans, and the principal drawn and outstanding on loans in these borrowing relationships ranged from $1.3 million to $14.7 million. As of March 31, 2009 four of these loans in the amounts of $7.6 million, $0.9 million, $9.3 million and $6.2 million were past due 54 days, 32 days, 30 days and 16 days, respectively.

As shown in the following table, at March 31, 2009, CIB Marine had credit relationships within fourteen industries or industry groups with outstanding loan balances exceeding 25% of its stockholders’ equity compared to eleven such credit relationships at December 31, 2008:

	March 31, 2009			December 31, 2008
INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Commercial Real Estate Developers	$161.7	30%	1,764%	$169.7	31%	1,146%
Residential Real Estate Developers	83.1	16	906	86.9	16	587
Health Care Facilities	21.1	4	231	21.5	4	145
Nursing/Convalescent Home	19.1	4	208	17.2	3	116
Motel and Hotel	16.7	3	183	16.8	3	114
Manufacturing	14.3	3	156	15.7	3	106
Finance & Insurance	11.5	2	125	11.7	2	79
Retail Trade	8.6	2	94	9.4	2	63
Other Service	8.2	2	89	8.3	2	56
Transportation & Warehousing	7.6	1	83	7.6	1	51
Arts Entertainment & Recreation	5.4	1	59	5.5	1	37
Wholesale Trade	4.8	1	53	1.4	<1	10
Professional, Scientific & Technical Services	2.8	1	31	3.6	1	24
Management of Companies & Enterprises	2.8	1	31	2.8	1	19

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. At March 31, 2009, the allowance for loan losses decreased to $17.2 million or 3.2% of total loans compared to $19.2 million, or 3.5% of total loans at December 31, 2008. The decline was due to loans that were charged-off that had been reserved for and declines in the balance of the loan portfolio, including those of the purchased home equity pools. Total charge-offs for the quarter ended March 31, 2009 were $5.3 million, $3.5 million of which were from the purchased home equity loan pools, while recoveries were $0.3 million compared to loan charge-offs of $1.5 million and recoveries of $1.0 million for the quarter ended March 31, 2008. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible given the conditions of the housing market, and the economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 78.0% at March 31, 2009 compared to 119.4% at December 31, 2008.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$19,242	$20,706
Loans charged-off
Commercial	(388)	—
Commercial real estate	(27)	—
Commercial real estate construction	(1,245)	—
Residential real estate	(161)	—
Home equity	(3,524)	(1,470)
Consumer	(2)	(54)
Total loans charged-off	(5,347)	(1,524)
Recoveries of loans charged-off
Commercial	200	3
Commercial real estate	—	—
Commercial real estate construction	—	923
Residential real estate	6	27
Home equity	61	42
Consumer	1	8
Total loan recoveries	268	1,003
Net loans charged-off	(5,079)	(521)
Provision for loan losses	3,043	808
Ending balance	17,206	20,993
Allowance for loan losses transferred to assets of branches held for sale	—	(736)
Net allowance for loan losses	$17,206	$20,257
Total loans:
Total company	$536,918	$606,901
Loans in assets of branches held for sale and companies held for disposal	—	(48,893)
Total loan per consolidated balance sheets	$536,918	$558,008
Average total loans	544,769	599,179
Ratios
Allowance for loan losses to total loans (1)	3.20%	3.63%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	78.00	109.06
Net charge-offs (recoveries) annualized to average total loans:
Commercial	0.97	(0.02)
Commercial real estate and commercial real estate construction	1.49	(0.93)
Residential real estate, home equity and consumer	12.29	4.61
Total loans	3.78	0.35
Ratio of recoveries to loans charged-off	5.01	65.81

(1) Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is accounted for as troubled debt restructured (“TDR”) loan when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR is placed on nonaccrual status and classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. As of March 31, 2009, there were $3.4 million TDR loans of which $3.2 million were classified as nonaccrual and $0.2 million were classified as restructured loans. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$1,323	$1,792	$1,794
Commercial real estate	4,016	890	1,293
Commercial real estate construction	14,874	11,413	11,265
Residential real estate	1,702	969	379
Home equity	—	—	3,461
Consumer	—	8	9
	21,915	15,072	18,201
Loans held for sale	2,025	2,025	—
Total nonaccrual loans	23,940	17,097	18,201
Foreclosed properties	1,901	980	1,401
Restructured loans	143	—	—
Total nonperforming assets	$25,984	$18,077	$19,602
Loans 90 Days or More Past Due and Still Accruing
Commercial	$—	$—	$—
Commercial real estate	—	1,040	373
Commercial real estate construction	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
	$—	$1,040	$373
Loans held for sale	$2,180	$1,680	$—
Total loans 90 days or more past due and still accruing	$2,180	$2,720	$373
Allowance for loan losses	$17,206	$19,242	$20,993
Allowance for loan losses transferred to assets of branches held for sale	$—	$—	$(736)
Net allowance for loan losses	$17,206	$19,242	$20,257
Total loans:
Total company	$536,918	$555,207	$606,901
Loans in assets of branches held for sale and companies held for disposal	—	—	(48,893)
Total loans per consolidated balance sheets	$536,918	$555,207	$558,008
Total assets:
Total company	$859,064	$906,396	$1,029,396
Assets of branches held for sale and companies held for disposal	(988)	(988)	(52,506)
Net	$858,076	$905,408	$976,890
Ratios:
Nonaccrual loans to total loans (1)	4.08%	2.71%	3.26%
Foreclosed properties to total assets (1)	0.22	0.11	0.14
Nonperforming assets to total assets (1)	2.79	1.77	2.01
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (1)	4.11	2.90	3.33
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (1)	2.79	1.89	2.04

(1) Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

Excluding loans held for sale, nonaccrual loans increased $6.8 million, or 45.4%, from $15.1 million at December 31, 2008 to $21.9 million at March 31, 2009. The ratio of nonaccrual loans to total loans was 4.08% at March 31, 2009, compared to 2.71% at December 31, 2008.

At March 31, 2009, CIB Marine had six borrowing relationships (loans to one borrower or a group of borrowers) each with nonaccrual loan balances in excess of $1.0 million and that were not classified as held for sale. These five relationships accounted for $15.7 million in loan balances, or 71.6%, of nonaccrual loans excluding those held for sale and 73.5% of total impaired loans. The total specific allowance attributable to these six borrowing relationships was $2.5 million. During the first quarter of 2009, $9.0 million of the $15.7 million were added as non-accrual and impaired with related specific allowances totaling $0.3 million. At December 31, 2008, CIB Marine had four borrowing relationships, each with nonaccrual loan balances in excess of $1.0 million that accounted for $11.1 million, or 73.5% of nonaccrual loans.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, and during the first quarter of 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. At March 31, 2009 the remaining combined balance of the purchased home equity loan pools was $46.8 million and loss reserves allocated to these two pools totaled $4.0 million and at December 31, 2008, the aggregate balance of these two home equity pools was $52.2 million and loss reserves allocated to these two pools totaled $4.5 million. During 2008, CIB Marine began charging off 100% of the outstanding principal of each loan in the purchased home equity pools when it becomes 90 days past due. As a result of this policy change, none of the loans in the home equity pools were classified as nonaccrual at March 31, 2009.

Foreclosed properties were $1.9 million and consisted of seven properties at March 31, 2009 compared to $1.0 million and six properties at December 31, 2008. During the first quarter of 2009 CIB Marine acquired one commercial property with a value of $0.9 million or 48.8% of the balance at March 31, 2009. Also, another commercial foreclosed property accounted for $0.4 million, or 23.7% of the balance at March 31, 2009. All foreclosed properties were held for sale.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. Excluding loans held for sale at December 31, 2008, CIB Marine had one loan for $1.0 million that was 90 days or more past due and still accruing. Excluding loans held for sale, there were no loans 90 days or more past due and still accruing at March 31, 2009.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 2.79% at March 31, 2009 compared to 1.89% at December 31, 2008.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased $7.2 million from $14.2 million at December 31, 2008 to $21.4 million at March 31, 2009. The increase was primarily due to $12.1 million of additional loans added to impaired loans, offset by $2.3 million in payments, $1.7 million in charge-offs and $0.9 million transferred to foreclosed properties. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment.

The following table sets forth information regarding impaired loans:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Impaired loans without a specific allowance	$8,040	$4,363	$3,086
Impaired loans with a specific allowance	13,322	9,789	11,203
Total impaired loans	21,362	14,152	14,289
Specific allowance related to impaired loans	$3,460	$3,847	$4,634

Companies Held For Disposal

At March 31, 2009, assets and liabilities of companies held for disposal consists entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until June 30, 2009.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both March 31, 2009 and December 31, 2008, CIB Construction’s net carrying value of its investment in Canron was zero.

Deposit Liabilities

Total deposits, were $694.0 million at March 31, 2009 and $694.6 million at December 31, 2008. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 69.4% at March 31, 2009 and 70.4% at December 31, 2008, reflecting CIB Marine’s reliance on time deposits as a primary source of funding. At March 31, 2009 time deposits of $100,000 or more amounted to $137.9 million, or 28.6%, of total time deposits, compared to $151.1 million, or 30.9%, at December 31, 2008. CIB Marine accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $28.0 million, or 5.8%, of total time deposits at March 31, 2009, and $36.0 million, or 7.4%, of total time deposits at December 31, 2008.

Borrowings

CIB Marine utilizes various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including junior subordinated debentures, decreased $43.7 million from $151.7 million at December 31, 2008 to $108.0 million at March 31, 2009. The decrease occurred in short-term borrowings, which were $19.1 million at March 31, 2009 compared to $62.8 million at December 31, 2008.

During 2008, the availability of federal funds purchased by certain of CIB Marine’s subsidiary banks with correspondent banks continued to be contingent on bank pledges of fixed income investment securities.

In 2004, CIB Marine entered into an Agreement with the Reserve Bank. Among other items, the Agreement requires CIB Marine to obtain Reserve Bank approval before incurring additional borrowings or debt.

Pursuant to its Agreement with the Reserve Bank, CIB Marine is not permitted to pay any interest on the junior subordinated debentures without prior approval of the Reserve Bank. CIB Marine has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for consecutive periods not exceeding twenty consecutive quarters, but not beyond the stated maturity of the junior subordinated debentures. CIB Marine elected to defer all interest payments starting in 2004. Throughout the deferral period, interest on the debentures continues to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, or acquire, or make liquidation payment on its stock, or make any payment on principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to limitations. During the first quarter of 2009 CIB Marine continued to defer interest payments on its $61.9 million junior subordinated debentures and as a result the Trusts deferred distributions on their $60.0 million TruPS. CIB Marine had accrued interest payable on its junior subordinated debentures of $41.3 million and $39.1 million at March 31, 2009 and December 31, 2008, respectively.

These deferral periods all expired in the first quarter of 2009, and CIB Marine did not make the required payments of interest such that, as of April 30, 2009,CIB Marine is in default with respect to the junior subordinated debentures issued to all four of the Trusts. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period and while in default, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The trust preferred securities qualify as regulatory capital, subject to regulatory limitation. As a result of CIB Marine’s inability to make these payments and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

On March 16, 2009 CIB Marine issued a Consent Solicitation seeking the consent to the holders of the TruPS to a proposed Plan of Restructuring that would convert the debt under the debentures into preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the TruPS (see the discussion in the “Liquidity and Capital Plan Update” section). The vote was concluded on May 11, 2009. However, CIB Marine did not receive the adequate number of votes required to approve the restructuring plan. CIB Marine continues to evaluate other options to restructure the company consistent with the proposed Plan of Restructuring. If the Plan of Restructuring is ultimately not approved, CIB Marine will be unable to cure its default on the TruPS.

See the “Liquidity and Capital Plan Update” discussion below for further information on CIB Marine’s capital plan.

Liquidity and Capital Plan Update

The objective of liquidity risk management at the Banks is to ensure that they have adequate funding capacity for commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. Liquidity positions of the Banks are actively managed by estimating, measuring and monitoring their sources and uses of funds. The Banks’ funding requirements are primarily met by the inflow from deposits, loan repayments and investment debt service payments and maturities. Each of the Banks also makes use of noncore funding sources in a manner consistent with their liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources utilized by the Banks include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLB and short-term brokered and negotiable time deposits. The Banks have also established significant loans and investment security-secured borrowing lines with the Reserve Bank and have maintained secured borrowing lines with nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term time deposits and long-term borrowings from the FHLB. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities.

During the first three months of 2009, the availability of federal funds purchased for the Banks with correspondent banks continued to be contingent on the availability of fixed income securities at the Banks to pledge as collateral. Additionally, pursuant to the aforementioned Agreement between CIB Marine and the Reserve Bank, the CIB Marine parent company, excluding its subsidiaries, must obtain Reserve Bank approval before incurring additional borrowing or debt.

CIB Marine’s primary sources of funds for the three months ended March 31, 2009 was a $46.4 million net decrease in the investment portfolio and a $12.3 million net decrease in loans. CIB Marine’s primary use of funds for the quarter ended March 31, 2009 was a $43.7 million net decrease in short-term borrowings.

Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of junior subordinated debentures and as a result distributions were deferred on $60.0 million of trust preferred securities. The obligations under the TruPS are solely the obligations of the CIB Marine parent company and not obligations of the Banks. Under the terms of the TruPS, the deferral period may last up to five years. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required payments of interest such that, as of April 30, 2009, CIB Marine is in default with respect to the junior subordinated debentures issued to all four of the Trusts. At March 31, 2009, the accrued and unpaid interest on the junior subordinated debentures totaled $41.3 million. As a result of CIB Marine’s inability to make these payments and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

As of March 31, 2009, the CIB Marine parent company had $9.5 million in total cash and cash equivalents and the non-bank subsidiaries had $3.8 million. In addition, the CIB Marine parent company also holds $10.6 million in loans that it is attempting to collect and an additional $3.8 million in loans held for sale. According to the BHCA, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate CIB Marine has continued to monitor the capital strength and liquidity of the Banks. During 2008, CIB Marine provided $5.0 million in capital to Marine Bank to support the bank in maintaining a “well-capitalized” position. In addition, CIB Marine provided another $2.0 million in capital to Marine Bank in March 2009. Any other use of this cash to pay interest or principal on the TruPS is subject to approval by the Reserve Bank. Only cash available at the CIB Marine parent company may be used to pay debts or expenses of the CIB Marine parent company, including interest or principal on the TruPS.

CIB Marine did not receive any dividend payments from the Banks during the first quarter of 2009, and at March 31, 2009, the Banks did not have any retained earnings available for the payment of dividends for CIB Marine without first obtaining the consent of the regulators. In addition, CIB Marine may not issue new debt or renew existing debt without the prior consent of the Reserve Bank.

As reported in Part II, Item 7 of the 2007 Form 10-K, and updated in Part II, Item 7 of the 2008 Form 10-K, CIB Marine management has been developing and implementing a comprehensive capital plan to resolve the deferral and default of the interest payments on the debentures, maintaining “well-capitalized” capital ratios at the Banks, and improving the efficiency of CIB Marine through revenue growth and expense management. All of these goals were targeted to provide the greatest value possible to shareholders of CIB Marine.

During the first three months of 2009, management continued its efforts on each of these goals. As noted in a Form 8-K filing on March 17, 2009, CIB Marine submitted a Consent Solicitation to holders of the existing TruPS to restructure the existing obligations. Pursuant to the proposed Plan of Restructuring the approximately $100.9 million of indebtedness under the debentures currently held by the Trusts would be replaced with approximately $94.9 million aggregate liquidation preference of newly-issued CIB Marine 7% Fixed Rate Perpetual Noncumulative Preferred Stock (“Company Preferred”).

CIB Marine proposed the Plan of Restructuring for the following reasons:

•	To prevent CIB Marine from defaulting on its outstanding debentures and to provide it with a more stable capital structure;
•
To replace the junior subordinated debentures with the Company Preferred to eliminate $100.9 million of indebtedness from CIB Marine’s balance sheet and significantly improve its regulatory capital position;

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

The vote was concluded on May 11, 2009. However, CIB Marine did not receive the adequate number of votes required to approve the Plan of Restructuring. CIB Marine continues to evaluate other options to restructure the Company consistent with the proposed Plan of Restructuring. Management and the Board of CIB Marine continue to believe that the proposed Plan of Restructuring offers the best value for the company, its common shareholders and the TruPS holders. If the Plan of Restructuring is ultimately not approved, CIB Marine will be unable to cure its default on the TruPS. As stated in the 2008 Form 10-K, the status of the TruPS combined with the continued net losses, and in consideration of existing regulatory matters, raise substantial doubt about the ability of CIB Marine to continue as a going concern. As of March 31, 2009, CIB Marine’s Tier 1 Leverage Ratio was 3.06%, which is below the adequately-capitalized guideline for bank holding companies.

In addition, CIB Marine continues to focus on the safety and soundness of the Banks whose capital ratios continue to be strong compared to their competitors and peers. In addition, liquidity remains strong at the Banks with contingency plans are in place to further ensure the safety of depository customers. As noted above, CIB Marine has provided its Banks with $5.0 million of capital during 2008 and an additional $2.0 million in the first quarter of 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at the Banks and is in keeping with its source of strength obligations under the BHCA.

In the 2008 Form 10-K, CIB Marine disclosed that its Marine Bank subsidiary stipulated to a C&D with the FDIC and the WDFI. The terms of the C&D were described in the 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D may result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. CIB Marine and Marine Bank also remain committed to maintaining adequate capital levels at the bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Deposit and retirement accounts continue to be insured for a minimum of $250,000 per depositor by the FDIC, through December 31, 2009. Because the Banks are participating in the FDIC’s Transaction Account Guarantee Program, most types of checking accounts are insured without limit.

CIB Marine also continues efforts to identify potential business combination partners and to restructure its obligations under the debentures. In May 2007, CIB Marine engaged Stifel Nicolaus & Company (“Stifel”) to assist management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving CIB Marine. The financial information in Part I of this Form 10-Q does not consider any adjustments that may be necessary should CIB Marine not be able to meet its obligations as they come due.

Capital and Regulatory Matters

CIB Marine and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and each of the Banks is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. There are five capital categories defined in the regulations: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To be categorized as “well-capitalized,” the Banks must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

Classification of a Bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

At March 31, 2009, pursuant to FDIC regulations in 12 C.F.R. Part 325, each of the Banks was classified as “well-capitalized”. As discussed above in the “Liquidity and Capital Plan Update” section subsequent to March 31, 2009 Marine Bank became subject to a C&D. A bank that is subject to any written agreement or order to meet and maintain a specific capital level for any capital measure cannot be classified as “well-capitalized”.

As stated in Note 10 to the Unaudited Consolidated Financial Statements included in this Form 10-Q, at both March 31, 2009 and December 31, 2008, CIB Marine was subject to an Agreement which, among other items, requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of each of its subsidiary banks, nonbank subsidiaries and the consolidated organization. As of March 31, 2009, CIB Marine’s Tier 1 leverage ratio had declined from 3.58% at December 31, 2008 to 3.06% and was below the 4.0% required by the Agreement. The decline reflects the continued operating losses of CIB Marine during 2009. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further credit downgrades and OTTI adjustments to its securities portfolio and potential loan losses and recoveries, CIB Marine’s capital ratios could decline further. CIB Marine’s ability to increase its capital and meet the requirements of the Agreement is dependent upon the successful execution of its capital plan outlined in Note 9-Long-Term Borrowings.

The calculation of risk-based capital of CIB Marine at March 31, 2009 and December 31, 2008 is set forth below:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Risk weighted assets	$673,545	$656,304
Average assets (1)	887,299	920,519
Capital components
Stockholders’ equity	$9,166	$14,802
Restricted Core Capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(53,099)	(51,730)
Maximum allowable in Tier 1 capital	6,901	8,270
Nonfinancial equity items	—	—
Less: disallowed intangibles	—	—
Add: unrealized loss on securities	11,535	10,008
Less: unrealized loss on equities	(457)	(138)
Tier 1 capital	27,145	32,942
Allowable allowance for loan losses	8,528	8,340
Allowable subordinated debentures net of investment in trust	53,099	51,730
Tier 2 capital	61,627	60,070
Allowable Tier 2 Capital (equal to Tier 1)	27,145	32,942
Total risk-based capital	$54,290	$65,884

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2009
Total capital to risk weighted assets	$54,290	8.06%	$53,884	8.00%
Tier 1 capital to risk weighted assets	27,145	4.03	26,942	4.00
Tier 1 leverage to average assets	27,145	3.06	35,492	4.00

December 31, 2008
Total capital to risk weighted assets	$65,884	10.04%	$52,504	8.00%
Tier 1 capital to risk weighted assets	32,942	5.02	26,252	4.00
Tier 1 leverage to average assets	32,942	3.58	36,821	4.00

Off-Balance Sheet Arrangements

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at March 31, 2009 and December 31, 2008, is $6.2 million and $5.5 million, respectively, with a weighted average term of approximately 8 months at both March 31, 2009 and December 31, 2008. CIB Marine did not default on any payment obligations with the other banks.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. CIB Marine had commitments to extend credit of $76.6 million and $111.0 million at March 31, 2009 and December 31, 2008, respectively.

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

Fair Value

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. CIB Marine will include the required disclosures in its quarter ending June 30, 2009.

Impact of Inflation and Changing Prices

CIB Marine’s consolidated financial statements and notes contained in Part I, Item 1 of this Form 10-Q have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of CIB Marine’s operations. Unlike most industrial companies, nearly all of CIB Marine’s assets and liabilities are monetary in nature. As a result, interest rates and changes therein have a greater impact on CIB Marine’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2008, CIB Marine’s market risk profile has not changed significantly and net interest income over the next year continues to favor declining interest rates over rising interest rates. For additional information regarding CIB Marine’s market risk, refer to the 2008 Form 10-K, which is on file with the SEC.

The following table illustrates the period and cumulative interest rate sensitivity gap for March 31, 2009.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$243,433	$53,495	$68,450	$169,807	$1,733	$536,918
Securities	18,096	25,495	34,292	121,291	35,769	234,943
Loans held for sale	4,492	—	—	—	—	4,492
Reverse repurchase securities and federal funds sold	18,157	—	—	—	—	18,157
Total interest-earning assets	284,178	78,990	102,742	291,098	37,502	794,510
Interest-bearing liabilities:
Time deposits	87,880	118,795	212,677	62,226	130	481,708
Savings and interest-bearing demand deposits	162,868	—	—	—	—	162,868
Short-term borrowings	19,111	—	—	—	—	19,111
Long-term borrowings	6,000	—	8,000	13,000	—	27,000
Junior subordinated debentures	20,619	—	—	41,238	—	61,857
Total interest-bearing liabilities	$296,478	$118,795	$220,677	$116,464	$130	$752,544
Interest sensitivity gap (by period)	(12,300)	(39,805)	(117,935)	174,634	37,372	41,966
Interest sensitivity gap (cumulative)	(12,300)	(52,105)	(170,040)	4,594	41,966	41,966
Cumulative gap as a % of total assets	(1.43)%	(6.07)%	(19.80)%	0.53%	4.89%

The following table illustrates the expected percentage change in net interest income over a one-year period resulting from a hypothetical immediate change in short-term U.S. prime rate of interest as of March 31, 2009, and December 31, 2008.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
March 31, 2009	(14.77)%	(6.35)%	1.91%	(0.70)%
December 31, 2008	(9.21)%	(3.88)%	(0.35)%	(1.46)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures as of March 31, 2009. Based on this evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in pending legal proceedings since the filing of the 2008 Form 10-K

ITEM 1A. RISK FACTORS

Refer to the “Risk Factors” in Part I, Item 1A of the 2008 Form 10-K.

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

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: May 15, 2009	By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok
Chief Financial Officer