Form 10-Q
period 2009-06-30
CIB MARINE BANCSHARES INC
filed 2009-08-07
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009 there were 18,346,442 shares issued and 18,135,395 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of June 30, 2009, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$83,316	$27,854
Reverse repurchase securities	—	27,682
Federal funds sold	—	1,695
Total cash and cash equivalents	83,316	57,231
Loans held for sale	5,172	4,777
Securities available for sale	215,539	280,452
Loans	519,291	555,207
Allowance for loan losses	(17,121)	(19,242)
Net loans	502,170	535,965
Premises and equipment, net	5,332	5,794
Accrued interest receivable	3,488	4,289
Foreclosed properties	1,446	980
Assets of companies held for disposal	988	988
Other assets	16,443	15,920
Total assets	$833,894	$906,396
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$58,397	$48,060
Interest-bearing demand	30,585	34,308
Savings	120,322	123,092
Time	478,394	489,172
Total deposits	687,698	694,632
Short-term borrowings	13,098	62,806
Long-term borrowings	21,000	27,000
Junior subordinated debentures	61,857	61,857
Accrued interest payable	45,530	41,377
Liabilities of companies held for disposal	1,699	1,699
Other liabilities	2,887	2,223
Total liabilities	833,769	891,594
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; authorized shares, 50,000,000; issued shares, 18,346,442; outstanding shares, 18,135,395 at June 30, 2009 and 18,341,231 at December 31, 2008	18,346	18,346
Capital surplus	158,687	158,613
Accumulated deficit	(166,482)	(151,936)
Accumulated other comprehensive loss related to available for sale securities	(4,179)	(10,008)
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(5,718)	—
Accumulated other comprehensive loss, net	(9,897)	(10,008)
Receivables from sale of stock	—	(51)
Treasury stock shares at cost; 218,499 at June 30, 2009 and 12,663 at December 31, 2008	(529)	(162)
Total stockholders’ equity	125	14,802
Total liabilities and stockholders’ equity	$833,894	$906,396

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$6,958	$9,488	$14,246	$20,591
Loans held for sale	9	1	18	4
Securities:
Taxable	3,102	4,189	6,731	8,333
Tax-exempt	4	12	8	26
Dividends	—	11	—	24
Federal funds sold	63	370	174	894
Total interest and dividend income	10,136	14,071	21,177	29,872
Interest Expense
Deposits	4,517	5,827	9,342	12,493
Short-term borrowings	28	607	94	1,357
Long-term borrowings	231	137	510	274
Junior subordinated debentures	2,241	2,141	4,430	4,368
Total interest expense	7,017	8,712	14,376	18,492
Net interest income	3,119	5,359	6,801	11,380
Provision for credit losses	6,158	8,525	9,201	9,333
Net interest income (loss) after provision for credit losses	(3,039)	(3,166)	(2,400)	2,047
Noninterest Income
Loan fees	66	34	95	67
Deposit service charges	241	274	462	513
Other service fees	33	30	60	73
Other income	2	103	3	206
Gain on sale of securities	—	—	551	—
Net gain on sale of assets	43	16	77	31
Total noninterest income	385	457	1,248	890
Noninterest Expense
Compensation and employee benefits	2,993	4,036	7,010	8,814
Equipment	351	565	660	1,126
Occupancy and premises	556	724	1,130	1,454
Professional services	1,235	1,070	2,094	1,738
Write down of assets	546	—	552	—
Total other-than-temporary impairment losses	4,154	—	4,154	—
Portion of losses recognized in other comprehensive income	(4,128)	—	(4,128)	—
Net other-than-temporary impairment recognized in earnings	26	—	26	—
Other expense	1,887	4,864	3,412	6,484
Total noninterest expense	7,594	11,259	14,884	19,616
Loss from continuing operations before income taxes	(10,248)	(13,968)	(16,036)	(16,679)
Income tax expense	100	2	100	46
Loss from continuing operations	(10,348)	(13,970)	(16,136)	(16,725)
Discontinued Operations:
Pretax loss from discontinued operations	—	(36)	—	(28)
Income tax expense	—	28	—	35
Loss from discontinued operations	—	(64)	—	(63)
Net loss	$(10,348)	$(14,034)	$(16,136)	$(16,788)

Loss Per Share
Basic:
Loss from continuing operations	$(0.57)	$(0.76)	$(0.88)	$(0.91)
Discontinued operations	—	(0.01)	—	(0.01)
Net loss	$(0.57)	$(0.77)	$(0.88)	$(0.92)

Diluted:
Loss from continuing operations	$(0.57)	$(0.76)	$(0.88)	$(0.91)
Discontinued operations	—	(0.01)	—	(0.01)
Net loss	$(0.57)	$(0.77)	$(0.88)	$(0.92)

Weighted average shares-basic	18,284,016	18,333,779	18,308,760	18,333,779
Weighted average shares-diluted	18,284,016	18,333,779	18,308,760	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital	Accumulated	Accumulated Other Comprehensive	Stock Receivables and
	Shares	Par Value	Surplus	Deficit	Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)

Balance, December 31, 2007	18,346,442	$18,346	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	(16,788)	—	—	(16,788)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(3,866)	—	(3,866)
Total comprehensive loss							(20,654)
Stock option expense	—	—	83	—	—	—	83
Reduction in receivables from sale of stock	—	—	—	—	—	70	70
Balance, June 30, 2008 (unaudited)	18,346,442	$18,346	$158,481	$(134,325)	$(2,484)	$(213)	$39,805

Balance, December 31, 2008	18,346,442	$18,346	$158,613	$(151,936)	$(10,008)	$(213)	$14,802
Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2 (1)	—	—	—	1,590	(1,590)	—	—
Adjusted Balance at beginning of period	18,346,442	$18,346	$158,613	$(150,346)	$(11,598)	$(213)	$14,802
Comprehensive loss:
Net loss	—	—	—	(16,136)	—	—	(16,136)
Other comprehensive income (loss):
Unrealized securities holding gains arising during the period	—	—	—	—	1,150	—	1,150
Reclassification of realized gains due to sale of available for sale securities	—	—	—	—	551	—	551
Total comprehensive loss							(14,435)
Stock option expense	—	—	74	—	—	—	74
Purchase 205,836 share from ESOP	—	—	—	—	—	(367)	(367)
Reduction in receivables from sale of stock	—	—	—	—	—	51	51
Balance, June 30, 2009 (unaudited)	18,346,442	$18,346	$158,687	$(166,482)	$(9,897)	$(529)	$125
____________
(1)See Note 4-Securities Available for Sale for additional information on CIB Marine’s adoption of the FSP FAS 115-2 and FAS 124-2 as of January 1, 2009.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(16,136)	$(16,725)
Net loss from discontinued operations	—	(63)
Net loss	(16,136)	(16,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(60)	(238)
Depreciation and other amortization and accretion	(203)	160
Provision for credit losses	9,201	9,333
Net gain on sale of assets	(77)	(31)
Gain on sale of securities	(551)	—
Write down of assets	552	—
Net other-than-temporary impairment recognized in earnings	26	—
Originations of loans held for sale	(8,455)	(2,140)
Proceeds from sale of loans held for sale	8,126	2,164
Decrease in accrued interest receivable and other assets	290	996
Increase in other accrued interest payable and other liabilities	4,819	6,072
Operating cash flows of discontinued operations	—	133
Net cash used in operating activities	(2,468)	(339)
Cash Flows from Investing Activities
Maturities of securities available for sale	25,173	32,056
Purchase of securities available for sale	(9,648)	(27,675)
Proceeds from sales of securities available for sale	13,308	—
Repayments of asset-backed and mortgage-backed securities available for sale	38,946	23,142
Purchase of asset-backed and mortgage-backed securities available for sale	—	(30,181)
Net increase in Federal Home Loan and Federal Reserve Bank stocks	—	(40)
Net decrease in other investments	59	29
Net decrease (increase) in loans	23,725	(54,026)
Proceeds from sale of foreclosed properties	54	56
Premises and equipment disposals	18	8
Premises and equipment expenditures	(60)	(178)
Investing cash flows of discontinued operations	—	271
Net cash (used in) provided by investing activities	91,575	(56,538)
Cash Flows from Financing Activities
Increase (decrease) in deposits	(6,998)	15,455
Net (decrease) increase in short-term borrowings	(49,708)	38,130
Payments of long-term borrowings	(6,000)	—
Purchase of treasury stock	(367)	—
Decrease in receivables from sale of stock	51	—
Net cash (used in) provided by financing activities	(63,022)	53,585
Net increase (decrease) in cash and cash equivalents	26,085	(3,292)
Cash and cash equivalents, beginning of period	57,231	74,841
Cash and cash equivalents, end of period	$83,316	$71,549
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense-continuing operations	$10,223	$14,650
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	929	101
Transfer of loans to assets of branches held for sale	—	42,855
Transfer of fixed assets to assets of branches held for sale	—	2,207
Transfer of deposits to deposits of branches held for sale	—	91,327

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine”) 2008 Annual Report on Form 10-K (“2008 Form 10-K”). In the opinion of management, the unaudited consolidated financial statements included in this report reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. In preparation of these statements and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”) (see New Accounting Pronouncements below), CIB Marine has reviewed and evaluated subsequent events through the date this Form 10-Q was filed. The results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the allowance for loans losses, valuation of investments and impairment, if any, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the consolidated financial statements are based on various factors, including the current interest rate environment, value of collateral securing loans and investments, assessed probabilities of default of obligors in loans and investment securities, recent sales of investments in the marketplace and both local and national economic conditions. Changes in these factors can significantly affect CIB Marine’s results of operations and the value of its recorded assets and liabilities.

As a result of CIB Marine’s inability to make the required payments on its junior subordinated debentures (“debentures”), as further discussed in Note 9-Long-Term Borrowings, and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern. Notwithstanding CIB Marine’s efforts to convert the debentures into equity through the renegotiation of the trust preferred securities (“TruPS”), as well as its capital infusions into the Bank, federal or state bank regulators could take enforcement action, which could include placing CIB Marine Bank (the “Bank”) into receivership. CIB Marine’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. CIB Marine’s ability to meet its obligations as they come due is substantially dependent on the successful execution of its capital plan outlined in the 2008 Form 10-K. See the “Liquidity and Capital Plan Update” later in this Form 10-Q for a further update on the capital plan. CIB Marine’s interim financial statements do not include any adjustments that may be necessary should its capital plan be unsuccessful.

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

CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the branch network of the Bank, provides a broad range of financial services to businesses and individuals in Illinois, Wisconsin, Indiana and Arizona. These services include commercial and retail lending and accepting deposits.

New Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 established a single authoritative definition of fair value; set out a framework for measuring fair value and provided a hierarchal disclosure framework for assets and liabilities measured at fair value. In 2008, CIB Marine partially adopted SFAS 157 with respect to financial assets and liabilities and elected to defer adoption of SFAS 157 on assets and liabilities that met the criteria of FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 allowed deferral of SFAS 157 with respect to nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances (for example, assets that have been deemed to be impaired). During the first quarter of 2009, CIB Marine adopted SFAS 157 with respect to assets and liabilities that had met the deferral criteria of FSP 157-2. These included foreclosed properties and assets and liabilities of companies held for disposal. The adoption of SFAS 157 with respect to nonrecurring, nonfinancial assets and liabilities did not have a material impact on CIB Marine’s consolidated financial statements. See Note 2-Fair Value of Financial Instruments for SFAS 157 disclosures.

In April 2009, the FASB issued FSP 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”) and FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). CIB Marine elected early adoption of FSP FAS 115-2 and 124-2 and FSP FAS 157-4 in the first quarter of 2009. See Note 4-Securities Available for Sale for further information of FSP FAS 115-2 and 124-2.

Also in April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”). This statement requires disclosures about fair value of financial instruments in all interim financial statements as well as in annual financial statements. See Note 2-Fair Value of Financial Instruments for additional disclosure requirements regarding fair value.

FSP FAS 157-4 provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. Based on the guidance of FSP FAS 157-4, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. Adoption of FSP FAS 157-4 in the first quarter of 2009 did not have a material impact on CIB Marine’s consolidated financial statements.

FSP FAS 115-2 and 124-2 applies to investments in debt securities for which other-than-temporary impairments (“OTTI”) may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate OTTI into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in accumulated other comprehensive income (“AOCI”)). During the period of adoption of FSP FAS 115-2 and 124-2, management is required to separately identify whether OTTI charges recognized in periods prior to adoption on securities held at the beginning of the period of adoption were related to credit losses or other noncredit factors at the measurement date of impairment. Upon adoption, the cumulative effect of any previously recorded OTTI losses related to noncredit factors are recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to AOCI. During 2008, CIB Marine recognized $1.8 million in OTTI losses on debt securities held at January 1, 2009 (the beginning of the period of adoption of the FSP). Management determined, based on the present value of expected cash flows in accordance with applicable guidance, that $1.6 million of the $1.8 million previously recognized OTTI losses related to noncredit factors. CIB Marine does not intend to sell these impaired securities and it is not more likely than not that CIB Marine will be required to sell these securities before recovery of the amortized cost basis of each of these securities. Accordingly, the cumulative effect of adopting FSP FAS 115-2 and 124-2 during the first quarter of 2009 was a $1.6 million reduction to the January 1, 2009 accumulated deficit with a $1.6 million increase to accumulated other comprehensive losses.

In May 2009, the FASB issued SFAS 165, setting forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which entities shall recognize such events after the balance sheet date in its financial statements. Adoption of this standard and the required disclosures is not expected to have a material impact on CIB’s consolidated financial statements. In preparation of these statements and in accordance with SFAS 165, CIB Marine has reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

Note 2-Fair Value of Financial Instruments

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(Dollars in thousands)
Assets
Available for sale securities	$215,539	$—	$211,556	$3,983
Loans held for sale	5,172	—	5,172	—
Interest rate lock commitments	2	—	2	—
Total	$220,713	$—	$216,730	$3,983

Liabilities
OTC written Options	$2	$—	$2	$—
Mortgage forward sale agreements	(3)	—	(3)	—
Total	$1	$—	$1	$—
____________
(1)
Structured debt obligations collateralized by pooled TruPS in other notes and bonds in Note 4-Securities Available for Sale are included in Level 3 inputs due to the use of significant unobservable inputs. Significantly unobservable inputs used included liquidity and credit risk spreads from similar and comparable, but not identical, types of debt instruments, credit risk factors and cash flows from models and analysis. The Level 3 input fair market values were derived using the Level 3 inputs in income approach (present value technique) models proprietary to and prepared by independent third parties. The pooled TruPS had a fair market value of $4.0 million at June 30, 2009. During the six months ended June 30, 2009, there were no new purchases, $0.02 million principal pay-downs received, and an increase in their fair values of $0.7 million reported in AOCI of stockholders’ equity.

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value, as defined by SFAS 157.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Period
	(Dollars in thousands)
Assets
Impaired loans (1)	$19,691	$—	$19,691	$—	$(2,640)
Foreclosed properties	1,446	—	1,446	—	(401)
Other equity investments	65	—	—	65	—
Total	$21,202	$—	$21,137	$65	$(3,041)
____________

(1)  Impaired loans gains (losses) in the period include only those attributable to the loans represented at fair value measurements for June 30, 2009. Total impaired loans at June 30, 2009 were $40.4 million.

The following table presents a rollforward for the quarter and six months ended June 30, 2009, of fair values measured on a recurring basis using significant unobservable inputs (Level 3).

Fair Values Measured on a Recurring Basis with Significant Unobservable Inputs (Level 3)
	Quarter ended June 30, 2009	Six months ended June 30, 2009
	(dollars in thousands)
Assets
Available for Sale Securities (1)
Beginning of period balance	$2,874	$3,254
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	1,116	707
Purchases, issuances and settlements	(7)	22
Transfers in and/or out of Level 3	—	—
Balance at June 30, 2009	$3,983	$3,983
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$1,116	$707
____________
(1)	Structured debt obligations collateralized by pooled TruPS in Other Notes and Bonds.

Gains and losses (realized and unrealized), included in earnings (or changes in net assets) for the six months ended June 30, 2009 (above) are reported in trading revenues and in other revenues as follows:

	Trading Revenues	Other Revenues
	(Dollars in thousands)
Total gains or losses in earnings (or changes in net assets) for the period (above)	$—	$—
Change in unrealized gains or losses relating to assets still held at reporting date	$—	$707

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available-for-Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds, and certain mortgage-backed and government agency securities. Securities classified under Level 2 inputs include those where quoted market prices are available from an inactive market, where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or U.S. dollar LIBOR swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset-backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available-for-sale securities using Level 3 inputs were pooled TruPS with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate consisting of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

Impaired Loans. Impaired loans often, but not always, have an impairment loss. Impairment losses are included in the allowance for loan losses. The impairment loss is based on a Level 2 quoted market price inputs, a discounted cash flow analysis, or a fair value estimate of the collateral using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information. The fair value of impaired loans represented in the fair value table includes only those loans with an impairment loss and where that impairment loss was determined based upon a fair value estimate of the collateral.

Foreclosed Properties. Foreclosed property fair value estimates are provided using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information.

The table below summarizes the information required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).

	June 30, 2009
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$83,316	$83,316
Loans held for sale	5,172	5,172
Securities	215,539	215,539
Loans, net	502,170	498,938
Federal Home Loan Bank and other equity investments (2)	11,620	11,620
Accrued interest receivable	3,488	3,488
Financial liabilities:
Deposits	687,698	693,925
Short-term borrowings	13,098	13,098
Long-term borrowings	21,000	21,614
Junior subordinated debentures (1)	61,857
Accrued interest payable	45,530	45,530

	June 30, 2009
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$68,240	$2	$2
Standby letters of credit	1,555	(8)	(8)
Interest rate derivative	2,394	3	3

	December 31, 2008
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$57,231	$57,231
Loans held for sale	4,777	4,777
Securities	280,452	280,452
Loans, net	535,965	533,914
Federal Home Loan Bank and other equity investments (2)	11,620	11,620
Accrued interest receivable	4,289	4,289
Financial liabilities:
Deposits	694,632	702,548
Short-term borrowings	62,806	62,806
Long-term borrowings	27,000	27,985
Junior subordinated debentures (1)	61,857
Accrued interest payable	41,377	41,377

	December 31, 2008
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$110,951	$—	$—
Standby letters of credit	3,913	(24)	(24)
Interest rate derivative	3,463	—	—
____________
(1)	An estimate of fair value of the debentures has not been made because it is not practicable to make such estimate at this time.
(2)
The carrying amount and estimated fair value of FHLB stock was $11.6 million at both June 30, 2009 and December 31, 2008; and other equity investments excluding those accounted for under the equity method of accounting were $0.07 million at both June 30, 2009 and December 31, 2008.

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

Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value. For purposes of this disclosure only, cash equivalents include cash and due from banks, Federal Funds sold and reverse repurchase agreements.

Available for Sale Securities

The estimated fair values of securities by type are provided in Note 4-Securities Available for Sale. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using Level 2 and Level 3 pricing inputs as described within this Note 2-Fair Values of Financial Instruments.

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

Federal Home Loan Bank and Federal Reserve Bank Stock

The carrying amounts of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“Reserve Bank”) stock approximate their fair values.

Accrued Interest Receivable

The carrying amounts of accrued interest approximates its fair value.

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

Long-term Borrowings

The carrying value of long-term borrowings payable within three months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Debt for which quoted prices were not available was valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, long-term borrowings are those borrowings with stated final maturity of more than one year, including FHLB advances with stated final maturity of more than one year. Notwithstanding their stated final maturity of more than one year, the debentures are excluded from long-term borrowings.

Junior Subordinated Debentures

An estimate of fair value of the debentures for June 30, 2009 and December 31, 2008 has not been made because it is not practicable to make such estimate at this time. Information pertinent to estimating the fair value can be found in Note 9-Long-term Borrowings.

Accrued Interest Payable

The carrying amount of accrued interest is used to approximate its fair value.

Off-Balance Sheet Instruments

The fair value and carrying value of letters of credit and unused and open ended lines of credit have been estimated based on the unearned fees charged for those commitments, net of accrued liability for probable losses.

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

Note 3-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At June 30, 2009, options to purchase 702,649 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the six months ended June 30, 2009:

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2008	1,101,617	$2.17-22.89	$6.16
Granted	—	$—			$—
Lapsed or surrendered	(189,120)	3.70-22.89	7.69
Exercised	—	—	—
Shares under option at June 30, 2009	912,497	$2.17-22.89	$5.84	6.56
Shares exercisable at June 30, 2009	487,997	$2.17-22.89	$7.51	5.67

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2008	528,000
Granted	—
Vested	(29,300)
Forfeited	(74,200)
Nonvested stock options at June 30, 2009	424,500

Fair value has been estimated using the Black-Scholes model as defined in SFAS No. 123, Accounting for Stock-Based Compensation (revised 2003) (“SFAS 123(R)”). There were no options granted in the first six months of 2009.

SFAS 123(R)’s fair value method resulted in $0.1 million compensation expense for both the first six months of 2009 and 2008. In accordance with SFAS 123(R), CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At June 30, 2009, CIB Marine had $0.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first six months of 2009 or 2008.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 4-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2009
U.S. government agencies	$21,580	$1,173	$—	$22,753
Obligations of states and political subdivisions	30,206	627	275	30,558
Other notes and bonds	8,790	—	4,657	4,133
Mortgage-backed securities (agencies)	85,601	2,741	—	88,342
Mortgage-backed securities (non-agencies)	78,304	130	9,227	69,207
Equity securities (at cost basis)	955	—	409	546
Total securities available for sale	$225,436	$4,671	$14,568	$215,539

December 31, 2008
U.S. government agencies	$44,835	$2,244	$—	$47,079
Obligations of states and political subdivisions	30,236	622	624	30,234
Other notes and bonds	9,012	—	5,409	3,603
Commercial paper	4,800	—	—	4,800
Mortgage-backed securities (agencies)	107,194	1,754	26	108,922
Mortgage-backed securities (non-agencies)	93,428	71	8,504	84,995
Equity securities (at cost basis)	955	—	136	819
Total securities available for sale	$290,460	$4,691	$14,699	$280,452

Securities available for sale with a carrying value of $175.4 million and $222.3 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of June 30, 2009, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$6,068	$6,206
Due after one year through five years	19,459	20,605
Due after five years through ten years	12,860	13,267
Due after ten years	22,189	17,366
	60,576	57,444
Mortgage-backed securities	163,905	157,549
Other equities (at cost basis)	955	546
Total securities available for sale	$225,436	$215,539

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2009
Obligations of states and political subdivisions	$1,765	$13	$4,812	$262	$6,577	$275
Other notes and bonds	—	—	3,983	4,657	3,983	4,657
Mortgage-backed securities	16,629	3,365	48,582	5,862	65,211	9,227
Equity security (at cost basis)	—	—	546	409	546	409
Total securities with unrealized losses	$18,394	$3,378	$57,923	$11,190	$76,317	$14,568
Securities without unrealized losses					139,222
Total securities					$215,539

December 31, 2008
Obligations of states and political subdivisions	$8,780	$428	$2,260	$196	$11,040	$624
Other notes and bonds	1,220	1,516	2,034	3,893	3,254	5,409
Mortgage-backed securities	83,820	8,530	14	—	83,834	8,530
Equity security (at cost basis)	819	136	—	—	819	136
Total securities with unrealized losses	$94,639	$10,610	$4,308	$4,089	$98,947	$14,699
Securities without unrealized losses					181,505
Total securities					$280,452

For those securities with fair value less than cost at June 30, 2009, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI; except for the following: (1) two mortgage-backed securities (non-agency) (“non-agency MBS”) had $0.2 million of credit component OTTI recorded during 2008 and $0.03 million during the second quarter of 2009, and had amortized costs and unrealized losses totaling $3.6 million and $1.8 million, respectively, at June 30, 2009 and (2) two structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt included in other notes and bonds collateralized debt obligations with no credit component OTTI recorded at this time, with amortized costs and unrealized losses totaling $4.8 million and $3.9 million, respectively.

Proceeds from the sales of securities available for sale during the first quarter of 2009 were $13.3 million and CIB Marine realized a gain on the sale of $0.6 million. There were no sales of securities during the first six months of 2008 or in the second quarter of 2009.

Net unrealized losses on investment securities at June 30, 2009 were $9.9 million compared to $10.0 million at December 31, 2008. As of June 30, 2009, other notes and bonds accounted for $4.7 million, non-agency MBS accounted for $9.1 million and other equity accounted for $0.4 million in net unrealized losses. The remaining securities have net unrealized gains of $4.3 million at June 30, 2009.

Municipal Securities. As of June 30, 2009 the municipal securities were all rated investment grade by nationally recognized statistical rating agencies, except one security rated BB. That security had a par value of $2.5 million and an unrealized loss of $0.1 million. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell any of its municipal securities before recovery of their amortized cost bases, which may be maturity. In addition, CIB Marine has determined a credit loss does not exist and as a result has not recognized any OTTI in its municipal securities.

Other Notes and Bonds. At June 30, 2009, CIB Marine held $8.9 million par value with an amortized cost of $8.8 million and $4.1 million fair value of other notes and bonds, which included $8.7 million par value with an amortized cost of $8.6 million and $4.0 million fair value of structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt and to a lesser extent insurance company and real estate investment trust debt. None of CIB Marine’s other note and bond security holdings, beneficial or otherwise, of TruPS or subordinated debt issued by organizations in the financial industry are in the form of a single-issuer debt obligation. The fair value of these securities was $3.3 million at December 31, 2008. To a limited extent these securities are protected against loss by credit enhancement such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, they also may be a security that is subordinated to more senior classes.

CIB Marine evaluates for OTTI as prescribed by FSP FAS 115-1 and FAS 124-1 “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”) and FSP FAS 115-2 and FAS 124-2. In addition, for some of the evaluations for OTTI, CIB Marine performs assessments prescribed by Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“FSP EITF 99-20). FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” amends FSP EITF 99-20 by determining whether it is probable that an adverse change in the estimated cash flows has occurred. This evaluation of estimated cash flows includes an assessment of the credit risk inherent in the pool of collateral, estimates of the timing and severity of the issuer deferrals and defaults and related recovery and their impact on estimated cash flow waterfalls for both interest and principal. CIB Marine also considers current levels of over-collateralization and collateral coverage tests that trigger changes in the cash flow water falls in performing the analysis.

To determine whether there has been an adverse change in estimated cash flows from the cash flows previously projected, the present value of the remaining cash flows as estimated at the date they were last previously revised (or the initial transaction if not previously revised) is compared against the present value of the cash flows estimated at the current financial reporting date. The cash flows are discounted at a rate equal to the current yield used to accrete the beneficial interest.

Key assumptions used in deriving cash flows for the pool of collateral for determining whether OTTI exists include default rate scenarios with annualized default rate vectors starting at 3% and declining towards 0.25% by year 2014, loss severity rates of approximately 85%, and prepayment speeds of approximately 1% per annum. In addition, individual issuers within the collateral pool were evaluated and, based on performance information, evaluated for potential default and those amounts were compared to the current assessed level of defaults needed to reduce the yield through the maturity of the securities from the original yield at acquisition. Resulting cash flows were projected considering the affects of related subordinated securities and various waterfall rules related to the structure of the related securities issued sharing an interest in the collateral pool to derive expected credit loss outcomes through maturity.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its other notes and bonds before recovery of their amortized cost bases, which may be at maturity. For information on these securities see the table below titled “Structured Debt Obligations Collateralized Primarily by Pooled Trust Preferred Securities.” Although the OTTI related to credit loss in these two securities is negligible at June 30, 2009 and hence no loss through earnings has been recognized through a reduction to earnings, the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of these securities began receiving “payments-in-kind” (”PIK”) at their last payment date in June and are expected to continue to receive PIK rather than cash at their future interest due dates, and in taking this in combination with the expected future deferrals and defaults given the deterioration in the financial industry has expanded enough to consider these two securities to be OTTI. The cash that is received from performing issuers in each respective collateral pool will be directed to pay down the par values of certain classes senior to the class held by CIB Marine’s thereby reducing the more senior classes’ par values and by this process itself improving the collateral position of CIB Marine’s subordinated classes. In effect, PIK act like a compounding of interest for CIB Marine’s holdings and will continue until such time as certain collateral thresholds are restored, if they are restored, at which time payments in cash will resume. At this time CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement. In addition and supportive of there being no expected credit loss at this time, it is estimated for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, it would take an additional 21% and 29%, respectively, of performing collateral to defer or default for there to be a reduction in the yield through the maturity of the securities from the original yield at acquisition (a “Break in Yield”).

Due to the uncertainties related to the timing and amounts of the future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, however, CIB Marine considers them to be OTTI and has placed the two securities on a non-accrual status and further deterioration in the financial industry beyond what is currently expected potentially could result in a OTTI related to credit loss that would be recognized through a reduction in earnings. The OTTI related to other factors was recognized in AOCI and was $3.9 million at June 30, 2009 and AOCI was $3.6 million at December 31, 2008. This amount of unrealized loss recorded in the AOCI is largely related to a decline in prices in these securities over the course of the past year due to the lack of demand and liquidity in this securities sector, the deteriorated condition of the economy, capital markets and financial industry and the perceptively higher risk today that currently unexpected losses in the collateral pools could emerge as realized losses in the future. With the contractual PIK process described earlier in this section, all the respective securities were performing as to full and timely payments at June 30, 2009 as permitted under the contractual arrangements.

Additional information as of June 30, 2009, related to these debt obligations and related OTTI is provided in the table below:

Structured Debt Obligations Collateralized Primarily by Pooled Trust Preferred Securities
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Total credit related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI (2)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Current Collateral Balances/ Break in Yield (3)/Coverage (4)
(dollars in thousands)
PreTSL 23	C-FP(1)	$813	$159	$(639)	$—	$(639)	Caa/NR/CCC	12.4/21/(7.0)
PreTSL 26	B-1(1)	3,948	738	(3,211)	—	(3,211)	B2/NR/CCC	16.5/29/(7.1)
PreTSL 27	A-1	1,908	1,544	(363)	—	—	A3/BBB(n)/AA	13.9/45/38.6
PreTSL 28	A-1	1,970	1,542	(428)	—	—	A3/BBB(n)/A	10.3/45/44.3
____________
(1)
CIB Marine’s security holdings in PreTSL 27 and 28 are the most senior of the classes in the deal; CIB Marine’s security holdings in PreTSL 23 and 26 are not the most senior of the classes in the deal nor are they most deeply subordinated.

(2)	Total OTTI Recognized in Earnings and AOCI are since the acquisition date of the securities by CIB Marine.
(3)
The percent of additional immediate defaults of performing collateral at a 15% loss severity rate that would cause a Break in Yield, meaning that the security would not receive all its contractual cash flows through maturity even though a class could enter a period where payments received are PIK but later paid in cash in addition to any accrued interest on the PIKs.

(4)
The percentage points by which the class is over or under collateralized with respect to its collateral ratio thresholds at which cash payments are to be received from lower classes or directed to higher classes (i.e., if the Coverage Actual Over (Under) is negative). A current positive (negative) Coverage ratio by itself does not necessarily mean that there will be a full receipt (shortfall) of contractual cash flows through maturity as actual results realized with respect to future defaults, default timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to cause (correct) a deficiency at a future date.

Mortgage-Backed Securities (Non-Agencies). The unrealized losses in non-agency MBS were primarily caused by deterioration in credit quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security holding based upon the relative credit quality and liquidity premiums applicable to each security. At June 30, 2009, CIB Marine had non-agency MBS holdings of $79.4 million par value with a fair value of $69.2 million, down from holdings at December 31, 2008, of $96.5 million par value with a fair value of $85.0 million. The decline of $17.1 million in par value was due entirely to the repayment and prepayment of principal. CIB Marine’s principal and interest payments received from the securities from the purchase date through June 30, 2009, have all been timely and in full.

At the time of purchase, all of CIB Marine’s non-agency MBS were credit rated AAA by all of Moody’s, Standard and Poor’s and Fitch to the extent they had rated the security, and in every case at least two of the firms had rated each security. In addition, at June 30, 2009, all these securities were performing with respect to the full and timely receipt of principal and interest payments due to CIB Marine. At June 30, 2009, securities with a par value of $19.1 million and unrealized losses of $4.6 million were below investment grade compared to securities with a par value of $4.2 million and no unrealized losses at December 31, 2008. The table below displays the current composition of the non-agency MBS portfolio based on the lowest credit rating assigned by any of Moody’s, Standard and Poor’s or Fitch that have assigned a rating.

Total Non-Agency Mortgage Backed Securities Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
(dollars in thousands)
AAA	$41,027	$40,274	(2,253)
AA	2,233	2,200	(123)
BBB	17,037	16,980	(2,162)
BB or below (1)	19,137	18,850	(4,558)
Total	79,434	78,304	(9,096)
____________
(1)	BB and lower credit ratings are considered to be below investment grade. All the securities were originally AAA.

Non-agency MBS are assessed for OTTI within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” FSP FAS 115-1 and FAS 124-1, and FSP FAS 115-2 and FAS 124-2, by determining whether a decline in fair value below the amortized cost basis is other than temporary. If an OTTI is determined to exist, then the cost basis of the security is written down by the amount of OTTI recognized in earnings. If CIB Marine does not intend to sell the investments and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of the amortized cost basis less any current period credit loss, the amount of the OTTI recognized in earnings is the amount related to expected credit loss only and not the level of impairment related to other factors; otherwise it is the full unrealized loss of the security related to both credit loss, as well as to other factors.

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

The predominant form of underlying collateral in the non-agency MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgage size with both traditional and non-traditional underwriting qualities (e.g., jumbo, conforming Alt-A and jumbo Alt-A which includes reduced documentation types). All of CIB Marine’s non-agency MBS are senior in position to the issuance of securities that included subordinated tranches of securities issued to absorb losses, to the extent they are able, prior to CIB Marine’s securities. The securities are from vintages between and including 2002 through 2006. As of June 30, 2009, the vintages from 2002 through 2004 represented $35.5 million in amortized cost with a market value of $33.4 million and an unrealized loss of $2.1 million, and the vintages from 2005 through 2006 represented $42.8 million in amortized cost with a market value of $35.8 million and an unrealized loss of $7.0 million. As of June 30 2009, the mean and median percentages for each security, respectively, of various delinquency and non-performance measures to the total mortgage loans collateralizing those securities were: (1) 2.6% and 1.2%, respectively, for loans 60 or more days past due but not in foreclosure or transferred to other real estate owned, (2) 2.5% and 0.8%, respectively, for loans in foreclosure plus other real estate owned, and (3) 5.0% and 2.1%, respectively, for the total of loans 60 or more days past due, in foreclosure and other real estate owned. With respect to the ratios reported in (3), the range across the securities was 0.0% to 26.6%. The State of California represents the highest geographic concentration of loans with a range of loans within each respective securities collateral pool ranging from 16.4% to 100% from California but with the majority of the securities within 30% to 50%. Other states representing geographic concentrations of at least 10% within any one or more of the collateral pools include Florida, Maryland, Massachusetts, New York, Texas and Virginia.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its non-agency MBS before recovery of their amortized cost bases, which may be maturity, except for two securities where CIB Marine does not expect to recover the entire amortized cost of the securities. For those two securities, OTTI related to credit loss and recognized in earnings was $0.2 million and $0.03 million during 2008 and the second quarter of 2009, respectively; and the OTTI related to other factors and recognized in AOCI was $0.2 million and $1.6 million during 2008 and the second quarter of 2009, respectively, the latter of which reflects the adjustment on January 1, 2009 upon adoption of FSP FAS 115-2 and FAS 124-2 that resulted in an adjustment of $1.6 million between retained earnings and AOCI that had previously been recognized in earnings during 2008, as required under FSP FAS 115-1 and FAS 124-1, the accounting standard applicable to the period ended December 31, 2008.

The table below summarizes the non-agency mortgage backed securities in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions included annualized prepayment speeds ranging between 6% and 15%, future cumulative default rates ranging between 33% and 40%, cumulative loss severity rates ranging between 33% and 42%, and resulting future cumulative collateral loss rates ranging between 11% and 17% at a prepayment speed of 6%. Resulting cash flows were projected considering the affects of related subordinated securities to derive expected credit loss outcomes through maturity.

Total Non-Agency Mortgage Backed Securities with OTTI
Credit Category	Amortized Cost	Fair Value	Unrealized Gain(Loss)	Total OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI	Range of Non- Performing Loans to Total Loans (3)	Range of Mean Original Loan to Values (3)	Vintages	Range of Current Levels of Credit Support from Subordination
(dollars in thousands)
Investment Grade	$0	$0	$0	$0	$0	Na	Na	Na	Na
Below Investment Grade (1)	$3,639	$1,867	$(1,772)	$(228)	$(1,867)	19.5 – 26.6%	73 - 73%	2006	5.35 – 5.61%
Total	$3,639	$1,867	(1,772)	(228)	(1,867)	19.5 – 26.6%	73 - 73%	2006	5.35 – 5.61%
____________
(1)	BB and lower credit ratings are considered to be below investment grade. All the securities were originally AAA.
(2)	All total OTTI recognized in earnings have been related to credit loss.
(3)
Ranges represent the high and low measures for each securities respective loan collateral pool for securities with OTTI recognized. Non-performing loans here means past due 60 or more days, in foreclosure or held as real estate owned. The full amount of non-performing loans are not expected to translate into a dollar for dollar loss to the collateral pool due to borrower efforts to bring the loans current or sell the mortgage residential properties or collection activities of the servicing agents that includes liquidation of collateral and the pursuit of deficiencies where available from the borrowers.

Equity Securities. As of June 30, 2009, CIB Marine held marketable equity securities from a single issuer amounting to $1.0 million in cost basis, and $0.6 million in fair value. At December 31, 2008, the unrealized loss on such securities was $0.4 million. The unrealized loss is in part related to the continued decline in community bank stock prices since CIB Marine obtained the stock less than one year ago in relation to the sale of certain assets and deposits of Citrus Bank, N.A., during the third quarter of 2008. Based on an evaluation of CIB Marine’s ability and intent to hold the securities for a reasonable period of time sufficient for a forecasted recovery of fair value, CIB Marine does not consider the securities to be OTTI as of June 30, 2009.

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

Rollfoward of OTTI Related to Credit Loss. The following table is a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings for which a portion of OTTI was recognized in AOCI for the quarter and six months ended June 30, 2009:

Rollforward of OTTI
	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Beginning of period balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in other comprehensive income (1)	$201	$201
Additions for the amount related to the credit loss for which OTTI was not previously recognized	—	—
Reductions for securities sold during the period (realized)	—	—
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	27	27
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance at June 30, 2009 of credit losses related OTTI for which a portion was recognized in other comprehensive income	$228	$228
____________
(1)	The credit loss related OTTI recognized in earnings during 2008 was $0.2 million. No credit loss related OTTI was recognized in earnings during the first quarter of 2009.

Note 5-Loans

The composition of the loan portfolio was as follows:

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$72,492	14.0%	$75,289	13.6%
Commercial real estate	265,356	51.1	258,881	46.8
Commercial real estate construction	44,041	8.8	86,909	15.7
Residential real estate	43,205	8.3	26,110	4.7
Home equity (1)	89,712	17.2	103,253	18.7
Consumer	2,882	0.6	2,990	0.5
Receivables from sale of CIB Marine stock	—	—	(51)	(0.0)
Gross loans	517,688	100.0%	553,381	100.0%
Deferred loan costs	1,603		1,826
Loans	519,291		555,207
Allowance for loan losses	(17,121)		(19,242)
Loans, net	$502,170		$535,965
____________
(1)
Includes purchased fixed rate home equity pools. At June 30, 2009 and December 31, 2008, the total outstanding balance of these purchased pools was $42.0 million and $52.2 million, the amount of loans past due 30 to 89 days and still accruing interest was $1.7 million and $2.0 million and the loss reserves allocated to these two pools totaled $4.2 million and $4.5 million, respectively.

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, the Bank in the ordinary course of business. Such loans totaled $1.5 million and $3.3 million at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009 and December 31, 2008, CIB Marine had $0.1 million and $0.2 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. No specific reserves were allocated to these loans at both June 30, 2009 and December 31, 2008. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

The following table lists information on nonperforming and certain past due loans:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual-loans	$40,337	$15,072
Nonaccrual-loans held for sale	2,601	2,025
Restructured loans	285	—
Loans 90 days or more past due and still accruing-loans	—	1,040
Loans 90 days or more past due and still accruing-loans held for sale	500	1,680

Information on impaired loans is as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Impaired loans without a specific allowance	$9,334	$4,363
Impaired loans with a specific allowance	31,032	9,789
Total impaired loans	$40,366	$14,152
Specific allowance related to impaired loans	$4,825	$3,847

The decline in performance of loans, and in particular those classified as nonaccrual loans, caused an increase in impaired loans. The increase in specific allowances related to impaired loans increased by an amount that was less than proportionate to the increase in impaired loans. This is due to charge-offs related to loans and their respective impairment amounts and due to each new impaired loans respective impairment analysis including the level of expected discounted cash flows and collateral valuations.

Changes in the allowance for loan losses were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$17,205	$20,993	19,242	20,706
Charge-offs	(6,303)	(7,180)	(11,651)	(8,704)
Recoveries	61	302	329	1,305
Net loan charge-offs	(6,242)	(6,878)	(11,322)	(7,399)
Provision for loan losses	6,158	8,525	9,201	9,333
Balance at end of period	$17,121	$22,640	$17,121	$22,640
Allowance for loan losses transferred to assets of branches held for sale	—	(630)	—	(630)
Net allowance for loan losses	$17,121	$22,010	$17,121	$22,010
Allowance for loan losses as a percentage of loans	3.30%	3.68%	3.30%	3.68%

During the second quarter and first half of 2009, the provision for credit losses included approximately $3.2 million and $6.2 million, respectively, related to the purchased home equity pools as compared to $3.5 million and $4.6 million, during the second quarter and first half of 2008, respectively.

The allowance for loan losses as a percentage of loans declined from June 20, 3008 to June 30, 2009, as a result of a reduction in the proportion of the portfolio represented by home equity and construction and development loans, and the level of charge-offs for loans relative to the respective loan’s level of allocated allowances for loan losses.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.5 million and $2.0 million as of June 30, 2009 and December 31, 2008, respectively.

Note 6-Companies Held For Disposal and Discontinued Operations

At June 30, 2009, assets and liabilities of companies held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until December 31, 2009.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both June 30, 2009 and December 31, 2008, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 7-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$11,555	$11,555
Prepaid expenses	1,384	950
Accounts receivable	410	124
Trust preferred securities underwriting fee, net of amortization	1,197	1,225
Other investments	1,100	1,167
Income tax receivable (1)	790	890
Other	7	9
	$16,443	$15,920
____________
(1)	Includes $0.7 million tax receivable from company held for disposal per tax sharing agreement.

The major components of other investments is investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.0 million and $1.1 million at June 30, 2009 and December 31, 2008, respectively.

As a member of the FHLB of Chicago, the Bank is required to maintain minimum amounts of FHLB of Chicago stock as required by that institution.

In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (the “FHLB C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The FHLB C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the FHLB C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the FHLB C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The FHLB C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The FHLB C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. The FHLB Chicago did not declare any dividends for the six months ended June 30, 2009 or the year 2008. At both June 30, 2009 and December 31, 2008, CIB Marine had $11.6 million in FHLB Chicago stock, of which $1.9 million and $3.4 million, respectively, were required stock holdings to maintain the level of borrowings outstanding with the FHLB of Chicago.

Note 8-Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term.

The following table presents information regarding short-term borrowings:

	June 30, 2009		December 31, 2008
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$12,923	0.46%	$19,908	0.68%
Treasury, tax, and loan notes	175	0.00	2,898	0.00
Federal Home Loan Bank	—	0.00	40,000	0.55
Total short-term borrowings	$13,098	0.45%	$62,806	0.57%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement covering both short-term and long-term borrowings from the FHLB, CIB Marine had securities pledged with a fair value of $86.4 million and $74.8 million at June 30, 2009 and December 31, 2008, respectively.

In 2004, CIB Marine entered into a Written Agreement with the Reserve Bank of Chicago (the “Agreement”). Among other items, the Agreement requires CIB Marine to obtain Reserve Bank approval before incurring additional borrowings or debt and pre-approval to pay interest on debentures.

Note 9-Long-term Borrowings

Long-term borrowings consist of borrowings having an original maturity of greater than one year.

FHLB

The following table presents information regarding amounts payable to the FHLB Chicago that are included in the consolidated balance sheets as long-term borrowings:

	June 30, 2009		December 31, 2008		Scheduled
	Balance	Rate	Balance	Rate	Maturity
	(Dollars in thousands)
	$—	—%	$6,000	4.52%	4/24/09
	3,000	4.49	3,000	4.49	10/26/09
	3,000	4.54	3,000	4.54	10/25/10
	5,000	3.32	5,000	3.32	02/16/10
	5,000	3.95	5,000	3.95	08/15/11
	5,000	4.21	5,000	4.21	08/14/12
Total	$21,000	4.02%	$27,000	4.14%

Junior Subordinated Debentures

The following table presents information regarding CIB Marine’s debentures at both June 30, 2009 and December 31, 2008:

	Balance	Issue Date	Interest Rate	Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%	03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60	09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20	02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable (1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857
____________
(1)	Three-month LIBOR + 3.40% adjusted quarterly, which was 3.99% and 4.87% at June 30, 2009 and December 31, 2008, respectively.

CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing TruPS and investing the proceeds thereof in debentures of CIB Marine. The Trusts used the proceeds from the issuance of the TruPS and the issuance of its common securities to CIB Marine to purchase the debentures. Interest on the debentures and distributions on the TruPS are payable either quarterly or semi-annually in arrears. CIB Marine had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the debentures. As a result of the agreement entered into with its regulator, CIB Marine elected to defer all such interest payments subsequent to December 31, 2003, and as a result the Trusts deferred distributions on their respective TruPS. At June 30, 2009 and December 31, 2008 CIB Marine had accrued interest payable on its $61.9 million debentures of $43.5 million and $39.1 million, respectively. These amounts are included in accrued interest payable on the consolidated balance sheets. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required interest payments such that, by April 30, 2009, CIB Marine was in default with respect to the debentures issued to all four of the Trusts. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period and while in default, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The TruPS are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The TruPS qualify as regulatory capital, subject to regulatory limitation.

As a result of CIB Marine’s inability to make these payments and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

On March 16, 2009, CIB Marine issued a consent solicitation (the “Consent Solicitation”) seeking the consent of the holders of its TruPS to a proposed restructuring plan (the “Plan of Restructuring”) that would convert the debt under the debentures into preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the TruPS (see the discussion in the Liquidity and Capital Plan Update section). The vote was concluded on May 11, 2009, however, CIB Marine did not receive the adequate number of votes required to approve the Plan of Restructuring.

On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding a proposed prepackaged plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code (the “Plan of Reorganization”) that has been presented to the TruPS holders for their approval. Under the Plan of Reorganization, approximately $105.3 million of high-interest cumulative indebtedness would be exchanged for 55,624 shares of Series A 7% fixed rate perpetual noncumulative preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and, together with Series A Preferred the “Company Preferred”). Each share of Series B Preferred would be convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine. The Company Preferred would have no stated redemption date and holders could never force CIB Marine to redeem it. Further, because dividends would be noncumulative, CIB Marine would only be required to pay such dividends as they choose to declare from time to time, in its own discretion, subject to regulatory approval. The effects of the Plan of Reorganization, if it is approved by TruPS holders and confirmed by the Bankruptcy Court, would be to improve earnings by eliminating the interest burden on CIB Marine associated with the TruPS-related indebtedness, and to significantly improve its capital position.

Under the Plan of Reorganization, common shareholders would not be impaired and, in fact, these shareholders would receive the benefit of an enhanced capital position resulting from the conversion of the outstanding TruPS indebtedness into preferred equity upon the restructuring. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own slightly less than 50% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine.

The TruPS holders have until August 17, 2009 to vote on the Plan of Reorganization. If CIB Marine is successful in completing the reorganization outlined above, CIB Marine will immediately recommence its efforts to find a business combination partner with the assistance of its investment banker.

The Federal Reserve Board (“FRB”) has a rule limiting the inclusion of debentures in Tier 1 equity capital. The ruling limited the total restricted Tier 1 capital elements, including debentures, net of investment in trust, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At June 30, 2009, CIB Marine included approximately $3.3 million of its debentures in total Tier 1 capital.

Note 10-Other Liabilities

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Accounts payable	$132	$179
Accrued real estate taxes	127	147
Accrued compensation and employee benefits	838	681
Accrued professional fees	330	490
Accrued other expenses	1,235	448
Other liabilities	225	278
	$2,887	$2,223

The increase in accrued other expenses is related primarily to the increase in accruals for FDIC insurance premiums, including the special assessment of 5 basis points of total assets less Tier 1 capital due and payable at the end of the third quarter 2009.

Note 11-Stockholders’ Equity

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock and made by the Bank to borrowers who used the proceeds to acquire CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The balance of loans classified as receivable from sale of stock was $0.05 million at December 31, 2008. There were no such loans outstanding at June 30, 2009.

Treasury Stock

The Bank acquired certain shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. Also, during the quarter ended June 30, 2009, CIB Marine repurchased 205,836 shares of stock held in the employee stock ownership plan sponsored by CIB Marine. At both June 30, 2009 and December 31, 2008, 7,452 shares of treasury stock were directly owned by the Bank and thus were not excluded from the number of shares outstanding.

Regulatory Capital

CIB Marine and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and the Bank are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank‘s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, the Bank must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

There are five capital categories defined in the regulations: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Classification of the Bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

At June 30, 2009, pursuant to FDIC regulations in 12 C.F.R. Part 325, the Bank was classified as well capitalized.

At both June 30, 2009 and December 31, 2008, CIB Marine was subject to an Agreement it entered into with the Reserve Bank in the second quarter of 2004. Among other items, the Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of the Bank, CIB Marine’s nonbank subsidiaries and the consolidated organization. As of June 30, 2009, CIB Marine’s Tier 1 leverage ratio declined to 1.54% from 3.58% at December 31, 2008 and was below the 4.0% required by the Agreement. The decline reflects the continued operating losses of CIB Marine during the first half of 2009. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further credit downgrades and OTTI adjustments to its securities portfolio and potential loan losses and recoveries, CIB Marine’s capital ratios could decline further. CIB Marine’s ability to increase its capital and meet the requirements of the Agreement is dependent upon the successful execution of its Plan of Reorganization outlined in Note 9-Long-Term Borrowings.

CIB Marine continues to focus on the safety and soundness of the Bank. Capital ratios at the Bank have been above the amounts specified by the Bank’s regulators. CIB Marine has provided the Bank with $5.0 million of capital during 2008 and an additional $2.0 million in the first quarter of 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at the Bank and is in keeping with its source of strength obligations under the Bank Holding Company Act of 1956, as amended (the “BHCA”).

In its 2008 Form 10-K, CIB Marine disclosed that its Wisconsin state-chartered bank subsidiary at the time, Marine Bank, stipulated to a cease and desist order (the “C&D”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Wisconsin Department of Financial Institutions, Division of Banking (the “WDFI”). The terms of the C&D were described in the 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D may result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented by Marine Bank. When Marine Bank merged with and into CIB Marine’s Illinois state-chartered bank subsidiary, Central Illinois Bank, to form CIB Marine Bank on June 27, 2009, the C&D was re-affirmed by the FDIC. The Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate (“IDBRE”) has yet to formally join in the C&D, since consummation of the merger of the bank charters. CIB Marine and the Bank remain committed to maintaining adequate capital levels at the new bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

The actual and required capital amounts and ratios for CIB Marine and its bank subsidiary are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2009
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$25,908	3.94%	$52,614	8.00%
CIB Marine Bank	94,141	14.78	50,944	8.00	$63,681	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$12,954	1.97%	$26,308	4.00%
CIB Marine Bank	86,075	13.52	25,472	4.00	$38,208	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$12,954	1.54%	$33,559	4.00%
CIB Marine Bank (1)	86,075	10.48	32,856	4.00	$41,071	5.00%

December 31, 2008
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$65,884	10.04%	$52,504	8.00%
Central Illinois Bank	58,451	17.91	26,104	8.00	$32,630	10.00%
Marine Bank	40,505	13.31	24,349	8.00	30,436	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$32,942	5.02%	$26,252	4.00%
Central Illinois Bank	54,340	16.65	13,052	4.00	$19,578	6.00%
Marine Bank	36,624	12.03	12,174	4.00	18,262	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$32,942	3.58%	$36,821	4.00%
Central Illinois Bank	54,340	11.10	19,577	4.00	$24,471	5.00%
Marine Bank	36,624	9.00	16,270	4.00	20,337	5.00
____________
(1)	Pursuant to the C&D, which became effective in April 2009, the Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% of total average asset.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from the Bank during the first half of 2009, and at June 30, 2009, the Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of its regulators.

Pursuant to the Agreement, so long as the Agreement remains in effect, CIB Marine cannot declare or pay dividends without first obtaining the consent of such regulators.

Note 12-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(10,348)	$(13,970)	$(16,136)	$(16,725)
Weighted average shares outstanding:
Basic	18,284,016	18,333,779	18,308,760	18,333,779
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	18,284,016	18,333,779	18,308,760	18,333,779
Per share loss:
Basic	$(0.57)	$(0.76)	$(0.88)	$(0.91)
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	$(0.57)	$(0.76)	$(0.88)	$(0.91)

Because CIB Marine had a net loss from continuing operations in each of the quarters and six months ended June 30, 2009 and 2008, options to purchase 949,365; 1,020,057; 1,137,247; and 1,183,212 shares, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of June 30, 2009 and results of operations for the quarter and six months ended June 30, 2009. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2008 Form 10-K.

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

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of CIB Marine’s 2008 Form 10-K, and as may be described from time to time in CIB Marine’s subsequent Securities and Exchange Commission (“SEC”) filings, and such factors are incorporated herein by reference. See also Item 1-Legal Proceedings in Part II of this Form 10-Q.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

Results of Operations

Overview

During the first half of 2009, CIB Marine continued to focus on the comprehensive capital plan outlined in its 2007 Annual Report on Form 10-K (the “2007 Form 10-K”) and updated in the 2008 Form 10-K. The main goals of the capital plan were to resolve the deferral and default of the interest payments on the debentures, maintain “well-capitalized” capital ratios at the Bank, and improve the efficiency of CIB Marine through revenue growth and expense management.

Net loss decreased to $10.3 million for the second quarter of 2009 compared to a net loss of $14.0 million for the second quarter of 2008. The decrease in net loss was primarily due to a $2.4 million decrease in the provision for credit losses and a decrease of $3.7 million in noninterest expense, offset by a decrease of $2.2 million in net interest income. Net loss decreased to $16.1 million for the first half of 2009 compared to a net loss of $16.8 million for the first half of 2008. The decrease in net loss was partially due to a decrease of $4.7 million in noninterest expense, offset by a decrease of $4.5 million in net interest income. CIB Marine continues to accrue interest expense on the debentures, which was $2.2 million and $4.4 million during the second quarter and the first half of 2009, respectively. Reflecting the continuing net losses recorded during the second quarter of 2009, total stockholders’ equity declined to $0.1 million at June 30, 2009, or 0.02% of total assets.

In light of the current operating environment and net losses in each year ended since December 31, 2003, CIB Marine and the Bank have continued to work closely with their respective regulators. CIB Marine remains under the Agreement with its regulator, the Reserve Bank, which continues to impose certain restrictions and reporting requirements including, but not limited to:

•	Restrictions on dividend payments and redemption of shares of CIB Marine stock without regulatory approval;
•	Adoption of a comprehensive plan to improve earnings;
•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

In the 2008 Form 10-K, CIB Marine disclosed that Marine Bank stipulated to a C&D with the FDIC and the WDFI. The terms of the C&D were described in CIB Marine’s 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D may result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented by Marine Bank. When Marine Bank merged with and into Central Illinois Bank to form CIB Marine Bank on June 27, 2009, the C&D was re-affirmed by the FDIC. The IDBRE has yet to join in on the C&D subsequent to consummation of the merger. CIB Marine and the Bank remain committed to maintaining adequate capital levels at the Bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Notwithstanding CIB Marine’s efforts to convert the debentures into equity through the renegotiation of the TruPS, federal or state bank regulators could take enforcement action, which could include placing the Bank into receivership. Although, CIB Marine has provided the Bank with $5.0 million of capital during 2008 and an additional $2.0 million in the first quarter of 2009, bank regulators could continue to increase minimum capital levels at the Bank. The circumstances described in Part I, Item 1, Note 11-Stockholders’ Equity of this Form 10-Q, combined with the continued net losses and in consideration of existing regulatory matters, raise substantial doubt concerning the ability of CIB Marine to continue as a going concern.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Unaudited Consolidated Financial Data

	At or For the Quarter Ended June 30,		At or For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$10,136	$14,071	$21,177	$29,872
Interest expense	7,017	8,712	14,376	18,492
Net interest income	3,119	5,359	6,801	11,380
Provision for credit losses	6,158	8,525	9,201	9,333
Net interest income (loss) after provision for credit losses	(3,039)	(3,166)	(2,400)	2,047
Noninterest income	385	457	1,248	890
Noninterest expense	7,594	11,259	14,884	19,616
Loss from continuing operations before income taxes	(10,248)	(13,968)	(16,036)	(16,679)
Income tax expense	100	2	100	46
Net loss from continuing operations	(10,348)	(13,970)	(16,136)	(16,725)
Discontinued operations:
Pretax loss from discontinued operations	—	(36)	—	(28)
Income tax expense	—	28	—	35
Net loss from discontinued operations	—	(64)	—	(63)
Net loss	$(10,348)	$(14,034)	$(16,136)	$(16,788)
Common Share Data
Basic loss per share:
Loss from continuing operations	$(0.57)	$(0.76)	$(0.88)	$(0.91)
Discontinued operations	—	(0.01)	—	(0.01)
Net loss	$(0.57)	$(0.77)	$(0.88)	$(0.92)
Diluted loss per share:
Loss from continuing operations	$(0.57)	$(0.76)	$(0.88)	$(0.91)
Discontinued operations	—	(0.01)	—	(0.01)
Net loss	$(0.57)	$(0.77)	$(0.88)	$(0.92)
Dividends	—	—	—	—
Book value per share	$0.01	$2.17	$0.1	$2.17
Weighted average shares outstanding-basic	18,284,016	18,333,779	18,308,760	18,333,779
Weighted average shares outstanding-diluted	18,284,016	18,333,779	18,308,760	18,333,779
Financial Condition Data
Total assets excluding assets of companies held for disposal and branches held for sale	$832,906	$998,012	$832,906	$998,012
Total assets of branches held for sale and companies held for disposal	988	47,462	988	47,462
Loans excluding loans of branches held for sale and companies held for disposal	519,291	598,655	519,291	598,655
Loans of branches held for sale and companies held for disposal	—	44,082	—	44,082
Allowance for loan losses (1)	(17,121)	(22,010)	(17,121)	(22,010)
Securities	215,539	315,629	215,539	315,629
Deposits excluding deposits of branches held for sale	687,698	669,758	687,698	669,758
Deposits of branches held for sale	—	91,327	—	91,327
Borrowings, including junior subordinated debentures	95,955	197,603	95,955	197,603
Stockholders’ equity	125	39,805	125	39,805
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2)	1.50%	2.10%	1.60%	2.22%
Net interest spread (3)	1.03	1.54	1.14	1.61
Noninterest income to average assets (4)	0.18	0.18	0.29	0.17
Noninterest expense to average assets	3.63	4.34	3.48	3.76
Efficiency ratio (5)	216.72	193.59	184.92	159.87
Loss on average assets (6)	(4.95)	(5.39)	(3.77)	(3.21)
Loss on average equity (7)	(672.92)	(106.50)	(357.97)	(58.06)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (8)	7.82%	4.39%	7.82%	4.39%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (8)	5.05	2.77	5.05	2.77
Allowance for loan losses to total loans (8)	3.30	3.68	3.30	3.68
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	42.15	83.76	42.15	83.76
Net charge-offs annualized to average loans	4.74	4.37	4.25	2.42
Capital ratios:
Total equity to total assets (8)	0.02%	3.99%	0.02%	3.99%
Total risk-based capital ratio	3.94	14.59	3.94	14.59
Tier 1 risk-based capital ratio	1.97	7.23	1.97	7.23
Leverage capital ratio	1.54	5.33	1.54	5.33
Other data:
Number of employees (full-time equivalent)	172	231	172	231
Number of banking facilities	17	25	17	25

____________
(1)	Excludes $0.6 million allowance for loan losses included in assets of branches held for sale at June 30, 2008.
(2)
Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at June 30, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, the 2009 and 2008 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2009 and 2008 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.50% and 2.11% for the quarter and 1.61% and 2.23% for the six months ended June 30, 2009 and 2008, respectively.

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

Net Interest Income

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred. There were no tax-exempt loans during the first half of 2009 and 2008. See the Income Tax discussion for additional information.

	Quarter Ended June 30,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable (3)	$237,575	$3,102	5.22%	$334,113	$4,200	5.03%
Tax-exempt (2)	307	4	5.21	912	12	5.26
Total securities	237,882	3,106	5.22	335,025	4,212	5.03
Loans held for sale (3)	4,854	9	0.74	80	1	5.03
Loans (3)(4)(5):
Commercial	78,508	998	5.10	78,288	1,141	5.86
Commercial real estate (6)	337,836	4,230	5.02	424,988	6,263	5.93
Consumer	112,158	1,730	6.19	129,129	2,084	6.49
Total loans	528,502	6,958	5.28	632,405	9,488	6.03
Federal funds sold, reverse repo and interest-bearing due from banks	59,475	63	0.42	54,541	370	2.73
Total interest-earning assets	830,713	10,136	4.89	1,022,051	14,071	5.53
Noninterest-earning assets
Cash and due from banks	9,964			16,281
Premises and equipment (5)	5,510			8,559
Allowance for loan losses (5)	(17,133)			(20,171)
Receivables from sale of stock	—			(51)
Accrued interest receivable and other assets (5)	9,931			15,766
Total noninterest-earning assets	8,272			20,384
Total assets	$838,985			$1,042,435

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$32,190	$25	0.31%	$39,283	$69	0.71%
Money market	112,666	347	1.24	155,621	825	2.13
Other savings deposits	8,572	4	0.19	14,559	32	0.88
Time deposits (6)	480,613	4,141	3.46	480,673	4,901	4.10
Total interest-bearing deposits (5)	634,041	4,517	2.86	690,136	5,827	3.40
Short-term borrowings	10,447	28	1.08	113,158	607	2.16
Long-term borrowings	22,516	231	4.12	12,000	137	4.59
Junior subordinated debentures	61,857	2,241	14.49	61,857	2,141	13.84
Total borrowed funds	94,820	2,500	10.55	187,015	2,885	6.18
Total interest-bearing liabilities	728,861	7,017	3.86	877,151	8,712	3.99
Noninterest-bearing liabilities
Noninterest-bearing demand deposits (5)	56,059			71,923
Accrued interest and other liabilities (5)	47,897			40,605
Total noninterest-bearing liabilities	103,956			112,528
Total liabilities	832,817			989,679
Stockholders’ equity	6,168			52,756
Total liabilities and stockholders’ equity	$838,985			$1,042,435
Net interest income and net interest spread (2)(7)		$3,119	1.03%		$5,359	1.54%
Net interest-earning assets	$101,852			$144,900
Net interest margin (2)(8)			1.50%			2.10%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.17

(1)	FHLB and Reserve Bank stock are included in average balance and yields.
(2)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at June 30, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, 2009 and 2008 are not presented on a tax-equivalent basis. If 2009 and 2008 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.50% and 2.11%, respectively.

(3)	Balance totals include respective nonaccrual assets.
(4)	Interest earned on loans includes amortized loan fees of $0.03 million and $0.1 million for quarters ended June 30, 2009 and 2008, respectively.
(5)	Includes assets and liabilities of branches held for sale or sold during 2008.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable (3)	$259,116	$6,731	5.20%	$334,613	$8,357	5.00%
Tax-exempt (2)	310	8	5.16	988	26	5.26
Total securities	259,426	6,739	5.20	335,601	8,383	5.00
Loans held for sale (3)	4,833	18	0.75	90	4	8.94
Loans (3)(4)(5):
Commercial	78,392	1,984	5.10	75,959	2,303	6.10
Commercial real estate (6)	342,441	8,623	5.08	412,096	14,009	6.84
Consumer	115,758	3,639	6.34	127,737	4,279	6.74
Total loans	536,591	14,246	5.35	615,792	20,591	6.72
Federal funds sold, reverse repo and interest-bearing due from banks	53,591	174	0.65	77,557	894	2.32
Total interest-earning assets	854,441	21,177	4.98	1,029,040	29,872	5.83
Noninterest-earning assets
Cash and due from banks	10,225			15,729
Premises and equipment (5)	5,624			8,711
Allowance for loan losses (5)	(17,449)			(20,455)
Receivables from the sale of stock	(25)			(86)
Accrued interest receivable and other assets (5)	10,212			16,263
Total noninterest-earning assets	8,587			20,162
Total assets	$863,028			$1,049,202
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$33,108	$60	0.37%	$38,774	$151	0.78%
Money market	115,007	787	1.38	159,220	2,054	2.59
Other savings deposits	8,396	10	0.24	14,503	66	0.92
Time deposits (6)	483,675	8,485	3.54	470,695	10,222	4.37
Total interest-bearing deposits (5)	640,186	9,342	2.94	683,192	12,493	3.68
Borrowings-short-term	27,133	94	0.70	122,329	1,357	2.23
Borrowings-long-term	24,746	510	4.16	12,000	274	4.59
Junior subordinated debentures	61,857	4,430	14.32	61,857	4,368	14.12
Total borrowed funds	113,736	5,034	8.86	196,186	5,999	6.12
Total interest-bearing liabilities	753,922	14,376	3.84	879,378	18,492	4.22
Noninterest-bearing liabilities
Noninterest-bearing demand deposits (5)	53,310			72,482
Accrued interest and other liabilities (5)	46,706			39,413
Total noninterest-bearing liabilities	100,016			111,895
Total liabilities	853,938			991,273
Stockholders’ equity	9,090			57,929
Total liabilities and stockholders’ equity	$863,028			$1,049,202
Net interest income and net interest spread (2)(7)		$6,801	1.14%		$11,380	1.61%
Net interest-earning assets	$100,519			$149,662
Net interest margin (2)(8)			1.60%			2.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.17

____________
(1)	FHLB and Reserve Bank stock are included in average balance and yields.
(2)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at June 30, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, 2009 and 2008 are not presented on a tax-equivalent basis. If 2009 and 2008 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.61% and 2.23%, respectively.

(3)	Balance totals include respective nonaccrual assets.
(4)	Interest earned on loans includes amortized loan fees of $0.04 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively.
(5)	Includes assets and liabilities of branches held for sale or sold during and 2008.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $2.2 million and $4.6 million for the three and six month periods ended June 30, 2009 compared to the same periods in 2008. The decrease in net interest income was primarily driven by an overall reduction in earning assets. Both loans and securities declined in total average volumes and declined as a proportion of interest bearing liabilities. The ratio of total average interest-earning assets to total average interest-bearing liabilities decreased from 1.17 for both the three and six month periods ended June 30, 2008 to 1.14 and 1.13 for the comparable periods of 2009, respectively, as the volumes of earning assets declined $191.3 million and $174.6 million and interest-bearing liabilities declined $148.3 million and $125.5 million between these periods, respectively. In addition, for both the quarter and the six months ended June 30, 2009 compared to the same periods in 2008, the percentage of lower yielding fed funds sold, reverse repurchase agreement transactions and interest-bearing due from banks, as well as high cost debentures increased as a proportion of interest-bearing liabilities. Although it has had a negative effect on net interest income, CIB Marine made the decision to hold a higher level of lower yielding fed funds sold, reverse repurchase agreement transaction and interest-bearing due from banks relative to interest-bearing liabilities to improve the net liquid assets of the Bank and to minimize the interest rate and liquidity risks associated with those higher relative net liquid asset positions at the Bank as part of the Bank’s liquidity risk management strategy at this time.

Total interest income decreased $3.9 million, or 28.0%, from $14.1 million for the three month period ended June 30, 2008 to $10.2 million for the comparable period in 2009. The decrease was primarily caused by the reduction in earning assets. The decrease in average volumes of interest-earning assets accounted for a $2.7 million decrease in interest income, with $1.3 million due to a decline in investment securities and $1.4 million due to a decline in loans, and the decline in average yields on interest-earning assets accounted for the remaining $1.2 million decline in interest income. The decline in average yields on interest-earning assets was primarily due to a decline in yields on loans due to the lower interest rate environment and the increase in non-accrual loans and the proportion of lower yielding fed funds sold, reverse repurchase agreement transactions and interest-bearing due from balances to total interest-earning assets.

Total interest income decreased $8.7 million, or 29.1%, from $29.9 million for the six month period ended June 30, 2008 to $21.2 million for the six month period ended June 30, 2009. The decline in interest-earning assets volume caused $4.6 million reduction in interest income, with a $2.0 million reduction from a decline in investment security volumes and a $2.6 million reduction from a decline in loan volumes. In addition, $4.1 million of the reduction in interest income was attributable to lower average yields on loans the result of a lower interest rate environment, an increase in non-accrual loans and an increase in the proportion of lower yielding fed funds sold, reverse repurchase agreement transactions and interest-bearing due from balances to total interest-earning assets.

Total interest expense decreased $1.7 million from $8.7 million in the second quarter of 2008 to $7.0 million in the second quarter of 2009. The decline in interest expense was predominantly the result of lower interest costs on interest-bearing deposits, the largest component of interest-bearing liabilities. The average cost on deposits decreased from 3.40% to 2.86% or $1.1 million from the second quarter of 2008 to the second quarter of 2009. The decline in average volumes of deposits contributed $0.2 million to the decline in interest expense. Additionally interest expense on borrowings declined $0.4 million primarily due to a decline in short-term borrowing volumes. Beginning in 2004, CIB Marine elected to defer all interest payments due on its debentures. Interest accrues on each of the deferred payments at the coupon rate of the debentures, creating a compounding effect for the interest expense of the debentures. This causes interest expense for the debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. Interest expense on the debentures represented 31.9% and 24.6% of total interest expense during the second quarter of 2009 and 2008, respectively. In addition, the total average earning assets have decreased, making the interest expense burden of the debentures even greater. The interest expense due to the debentures increased $0.1 million for the second quarter of 2009 compared to the same period of 2008.

Total interest expense decreased $4.1 million from $18.5 million for the six month period ended June 30, 2008 to $14.4 million for the comparable period ended June 30, 2009. A decline of $3.5 million in interest expense was attributable to the 38 basis point decrease in the average cost of interest-bearing liabilities resulting from a 74 basis point decline in the average cost of interest-bearing deposits reflecting the repricing of deposits in a lower rate environment. The remaining $0.6 million of the decline in interest expense was due to a decline in average interest-bearing liabilities. Interest expense on the debentures represented 30.8% and 23.6% of total interest expense during the six-month period ended June 30, 2009 and 2008, respectively.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, decreased by 60 basis points during the second quarter of 2009, compared to the second quarter of 2008 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased by 51 basis points during the same period. In addition, the average yield on earning assets declined by 64 basis points and the average cost of deposits declined by 54 basis points over the period. The declines are largely attributable to (1) lower total interest-earning assets relative to the decline in interest-bearing liabilities caused primarily by a reduction in total loan and total securities average volumes (2) the increase in average volumes of fed funds sold, reverse repurchase agreement transactions and interest-bearing due from banks relative to interest-bearing liabilities (3) the increase in non-performing loans and (4) the increase in the high cost debentures as a proportion of total interest-bearing liabilities. The net interest margin declined by more than the net interest spread due to lower earning asset yields funded by noninterest-bearing liabilities and capital.

CIB Marine’s net interest margin decreased by 62 basis points during the first six months ending on June 30, 2009, compared to the same period of 2008, and its net interest spread decreased by 47 basis points during the same period. The average yield on earning assets declined by 85 basis points and the average cost of deposits declined by 74 basis points over the period. The declines are largely attributable to (1) lower total interest-earning assets relative to interest-bearing liabilities caused primarily by a reduction in total loan and total securities average volumes (2) the increase in average volumes of fed funds sold, reverse repurchase agreement transactions and interest-bearing due from banks relative to interest-bearing liabilities (3) the increase in non-performing loans and (4) the increase in the high cost debentures as a proportion of total interest-bearing liabilities. The net interest margin declined by more than the net interest spread due to lower earning asset yields funded by noninterest-bearing liabilities and capital.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008 (3)				Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 (3)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(1,255)	$157	$(1,098)	(26.14)%	$(1,950)	$324	$(1,626)	(19.46)%
Securities-tax-exempt(1)	(8)	—	(8)	(66.67)	(18)	—	(18)	(69.23)
Total securities (2)	(1,263)	157	(1,106)	(26.26)	(1,968)	324	(1,644)	19.61
Loans held for sale	10	(2)	8	800.00	21	(7)	14	350.00
Commercial	3	(146)	(143)	(12.53)	71	(390)	(319)	(13.85)
Commercial real estate	(1,165)	(868)	(2,033)	(32.46)	(2,136)	(3,250)	(5,386)	(38.45)
Consumer	(261)	(93)	(354)	(16.99)	(393)	(247)	(640)	(14.96)
Total loans (including fees)	(1,423)	(1,107)	(2,530)	(26.67)	(2,458)	(3,887)	(6,345)	(30.81)
Reverse repurchase securities federal funds sold and interest-bearing due from banks	31	(338)	(307)	(82.97)	(216)	(504)	(720)	(80.54)
Total interest income (1)	(2,645)	(1,290)	(3,935)	(27.97)	(4,621)	(4,074)	(8,695)	(29.11)
Interest Expense
Interest-bearing demand deposits	(10)	(34)	(44)	(63.77)	(20)	(71)	(91)	(60.26)
Money market	(189)	(289)	(478)	(57.94)	(472)	(795)	(1,267)	(61.68)
Other savings deposits	(9)	(19)	(28)	(87.50)	(21)	(35)	(56)	(84.85)
Time deposits	(1)	(759)	(760)	(15.51)	271	(2,008)	(1,737)	(16.99)
Total deposits	(209)	(1,101)	(1,310)	(22.48)	(242)	(2,909)	(3,151)	(25.22)
Borrowings-short-term	(372)	(207)	(579)	(95.39)	(671)	(592)	(1,263)	(93.07)
Borrowings-long-term	109	(15)	94	68.61	264	(28)	236	86.13
Junior subordinated debentures	—	100	100	4.67	—	62	62	1.42
Total borrowed funds	(263)	(122)	(385)	(13.34)	(407)	(558)	(965)	(16.09)
Total interest expense	(472)	(1,223)	(1,695)	(19.46)	(649)	(3,467)	(4,116)	(22.26)
Net interest income (1)	$(2,173)	$(67)	$(2,240)	(41.80)	$(3,972)	$(607)	$(4,579)	(40.24)
____________
(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at June 30, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, 2009 and 2008 are not presented on a tax-equivalent basis.

(2)	FHLB and Reserve Bank stock are included in average balance and yields.
(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $6.2 million in the second quarter of 2009 compared to $8.5 million in the second quarter of 2008. For the six months ended June 30, 2009, the provision for credit losses was $9.2 million compared to $9.3 million for the first half of 2008. The continued elevated level in the provision is attributable to declines in the credit quality of predominantly the home equity and the construction and development loans due to a decline in economic conditions. Net charge-offs were $11.3 million during the first half of 2009 compared to $9.5 million during the same period of 2008.

The provision for credit losses has been adversely affected by the economic environment and in particular for its home equity loan pools and its construction and development loans. Provision for credit losses for the six months ended June 30, 2009 and 2008 attributable to home equity loan pools was $6.2 million and $4.6 million; respectively, and $2.1 million and $3.7 million, respectively, for construction and development loans. Provision for credit losses for the second quarter of 2009 and 2008 attributable to home equity loan pools was $3.2 million and $3.5 million, respectively; and $1.9 million and $3.2 million, respectively, for the construction and development loans.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Loan fees	$66	$34	$95	$67
Deposit service charges	241	274	462	513
Other service fees	33	30	60	73
Other income	2	103	3	206
Gain on sale of securities	—	—	551	—
Net gain on sale of assets	43	16	77	31
	$385	$457	$1,248	$890

The increase in noninterest income for the current six-month period versus the comparable period last year was mainly due to a $0.6 million gain recognized on the sale of securities during the first quarter of 2009.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Compensation and employee benefits	$2,993	$4,036	$7,010	$8,814
Equipment	351	565	660	1,126
Occupancy and premises	556	724	1,130	1,454
Professional services	1,235	1,070	2,094	1,738
Write-down of assets	546	—	552	—
Net other-than-temporary impairment recognized in earnings	26	—	26	—

Other expense:
Payroll and other processing charges	13	18	39	42
Correspondent bank charges	60	70	161	122
Advertising/marketing	66	184	102	287
Communications	187	227	374	457
Data processing	193	285	451	582
Supplies and printing	29	59	75	118
Shipping and handling	75	101	148	199
Collection expense	36	1	42	11
FDIC and state assessment	751	174	1,121	352
Recording and filing fees	26	59	64	107
Foreclosed property	68	244	81	262
Litigation reserve	—	3,000	—	3,000
Other expense	383	442	754	945
Total other expense	1,887	4,864	3,412	6,484
Total noninterest expense	$7,594	$11,259	$14,884	$19,616

Total noninterest expense decreased $3.7 million, or 32.6%, from $11.3 million for the second quarter of 2008 to $7.6 million for the second quarter of 2009. The net decrease was primarily a result of the following:

•
Compensation and employee benefits expense decreased $1.0 million, or 25.8%, from $4.0 million for the second quarter of 2008, to $3.0 million for the second quarter of 2009. The decrease was primarily due to the sale of Citrus Bank during the third quarter of 2008. In addition compensation and employee benefits decreased from $4.0 million during the first quarter of 2009 to $3.0 million during the second quarter of 2009 primarily due to higher severance and employee benefit expense recognized during the first quarter of 2009. The total number of full-time equivalent employees decreased from 231 at June 30, 2008 to 172 at June 30, 2009.

•
Equipment and occupancy expense together decreased $0.4 million, or 29.6%, during the second quarter of 2009 compared the second quarter of 2008 primarily due to the sale of Citrus Bank during the third quarter of 2008.

•	Litigation reserve was $3.0 million for the second quarter of 2008 related to the Lewis litigation. There was no litigation reserve for the second quarter of 2009.
•
FDIC and state assessment expense was $0.8 million in the second quarter of 2009 compared to $0.2 million in the second quarter of 2008. The increase of $0.6 million was the result of increased FDIC assessment fees during the second quarter of 2009 compared to the second quarter of 2008. In an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the United States, the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, in May 2009, the FDIC issued a final rule to impose a special one-time assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009. This special one-time assessment was $0.4 million for CIB Marine.

•	Write downs of assets were $0.5 million for the second quarter of 2009 as a result of a write down of two foreclosed properties. There were no write downs of assets during the second quarter of 2008.

Total noninterest expense decreased $4.7 million, or 24.1%, from $19.6 million for the six months ended June 30, 2008 to $14.9 million for the six months ended June 30, 2009. The decrease was primarily the result of the following:

•
Compensation and employee benefits expense decreased $1.8 million, or 20.5%, from $8.8 million for the six months ended June 30, 2008, to $7.0 million for the six months ended June 30, 2009. The decrease was primarily due to the sale of Citrus Bank during the third quarter of 2008. The total number of full-time equivalent employees decreased from 231 at June 30, 2008 to 172 at June 30, 2009.

•
Equipment and occupancy expense together decreased $0.8 million, or 30.6%, during the first half of 2009 compared the first half of 2008 primarily due to the sale of Citrus Bank during the third quarter of 2008.

•
Professional services increased $0.4 million, or 20.5%, during the first half of 2009 compared to the same period in 2008, primarily due to increased accounting and legal fees associated with CIB Marine’s efforts to restructure its TruPS.

•	Litigation reserve was $3.0 million for the first six months of 2008 related to the Lewis litigation. There was no litigation reserve for the first six months of 2009.
•
FDIC and state assessment expense was $1.1 million for the first six months of 2009 compared to $0.4 million for the first six months of 2008. The increase of $0.8 million was the result of increased FDIC assessment fees during the first half of 2009 compared to the first half of 2008. In an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the United States, the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, in May 2009, the FDIC issued a rule to impose a special one-time assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009.

•
Write downs of assets were $0.6 million for the six months ended June 30, 2009 as a result of a write down of two foreclosed properties during the second quarter of 2009. There were no write downs of assets during the first six months of 2008.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2009 and 2008 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not “more likely than not.” In the second quarter of 2009, $0.1 million of state tax expense was recognized in connection with the finalization of various state tax issues. The continuing operations income tax expense for the first six months of 2008 consisted primarily of the allocation of taxes, in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns. The net income tax expense on discontinued operations also includes interest and penalty expense on a tax exposure related to a sold subsidiary.

Financial Condition

Overview

CIB Marine’s total assets decreased $72.5 million from $906.4 million at December 31, 2008 to $833.9 million at June 30, 2009. The decrease in total assets was mostly due to a $33.8 million decrease in net loans and a $64.9 million net decrease in securities offset by a $26.1 million increase in cash and cash equivalents.

Loans Held for Sale

Loans held for sale were $5.2 million at June 30, 2009, which comprise $0.4 million in residential mortgage loans and $4.8 million in commercial real estate construction loans. Following the sale of Citrus Bank, the remaining loans of Citrus Bank were transferred to CIB Marine. Of those remaining loans, $4.2 million were transferred to loans held for sale during the third quarter of 2008. At June 30, 2009 and December 31, 2008, loans held for sale with a carrying value of $2.6 million and $2.0 million were classified as nonaccrual, respectively. At June 30, 2009 and December 31, 2008 loans held for sale with a carrying value of $0.5 million and $1.7 million, respectively, were classified as 90 days or more past due and still accruing.

Securities

Total securities at June 30, 2009 were $215.5 million, a decrease of $64.9 million, or 23.1%, from $280.4 million at December 31, 2008. The decrease was mainly due to sales, prepayments, repayments and maturities from the existing portfolio, the proceeds of which have been used predominantly to pay down FHLB borrowings and increase cash and cash equivalent holdings at the Bank. The ratio of total securities to total assets was 25.8% at June 30, 2009, compared to 30.9% at December 31, 2008.

The net unrealized loss on available for sale securities was $9.9 million at June 30, 2009, compared to $10.0 million at December 31, 2008. The net unrealized loss occurred mainly in other notes and bonds and non-agency MBS, resulting from declining credit ratings and ongoing liquidity strains in the financial markets.

At June 30, 2009, 10.6% of the portfolio consisted of U.S. government agency securities, compared to 16.8% at December 31, 2008, and at June 30, 2009, 73.1% of the portfolio consisted of mortgage-backed securities compared to 69.1% at December 31, 2008. Obligations of states and political subdivisions represented 14.2% of the portfolio at June 30, 2009, compared to 10.8% at December 31, 2008. CIB Marine has not acquired any new securities that have not already matured since December 31, 2008.

Securities available for sale with a carrying value of $175.4 million and $222.3 million at June 30, 2009 and December 31, 2008, respectively, were pledged for current outstanding or contingently available deposits and borrowings with public entities, FHLB advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

For those securities whose fair value is less than cost at June 30, 2009, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI; except for the following: (1) two non-agency MBS had $0.2 million of credit component OTTI recorded during 2008 and $0.03 million during the second quarter of 2009, and had amortized costs and unrealized losses totaling $3.6 million and $1.8 million respectively at June 30, 2009, and (2) two collateralized debt obligations with no credit component OTTI recorded at this time, and amortized costs and unrealized losses totaling $4.8 million and $3.9 million, respectively.

Loans

Loans, net of the allowance for loan losses, totaled $502.2 million or 60.2% of total assets at June 30, 2009 compared to $536.0 million or 59.1% of total assets at December 31, 2008. The decrease in loans from December 31, 2008 to June 30, 2009 was mostly due to a decrease in construction and development and home equity loans reflecting predominantly repayments, collections and the impact of charge-offs.

Credit Concentrations

Due primarily to the decline in stockholders’ equity, at June 30, 2009, CIB Marine’s secured borrowing relationships (loans to one borrower or a related group of borrowers) individually exceeding 25% of stockholders’ equity increased substantially and represented a substantial majority of such relationships and total outstanding loans compared to fifteen such relationships at December 31, 2008. At June 30, 2009, the total outstanding commitments on these borrowing relationships, including lines of credit not fully drawn, ranged from 0.1% to 3% of total loans, and the principal drawn and outstanding on loans in these borrowing relationships ranged from $0.03 million to $14.5 million. As of June 30, 2009 substantially all of the CIB Marine’s loan balances in nonaccrual and past due 30-89 days were from secured borrowing relationships individually exceeding 25% of stockholders’ equity. At December 31, 2008, the total outstanding commitments on these borrowing relationships, including lines of credit not fully drawn, ranged from 54% to 109% of equity and 1% to 3% of total loans, and the principal drawn and outstanding on loans in these borrowing relationships ranged from $1.3 million to $14.7 million.

At June 30, 2009 and December 31, 2008, the stockholders’ equity of the subsidiary companies including predominantly the Bank and CIB Marine Capital, LLC was $94.8 million and $99.2 million, with 25% representing $23.7 million and $24.8 million, respectively. Using this alternative measure for disclosing credit concentrations, the subsidiary companies had no secured borrowing relationships at either June 30, 2009 or December 31, 2008 in excess of 25% of stockholders’ equity of such subsidiary companies.

Shown in the table below is the loan portfolio according to the 2007 NAICS codes. At June 30, 2009, CIB Marine had credit relationships within seventeen industry groups with outstanding loan balances exceeding 25% of its stockholders’ equity compared to ten such credit relationships at December 31, 2008. At both June 30, 2009 and December 31, 2008 CIB Marine had credit relationships within four industry groups with outstanding balances exceeding 25% of the subsidiary companies stockholders’ equity.

	June 30, 2009
INDUSTRY	Outstanding Balance	% of Loans	% of Consolidated Stockholders’ Equity	% of Subsidiaries Total Stockholders’ Equity
	(Dollars in millions)
Real Estate, Rental & Leasing	$194.6	37%	156,257%	205%
Construction	66.6	13	53,511	70
Health Care & Social Assistance	40.6	8	32,643	43
Accommodation & Food Services	24.2	5	19,451	26
Manufacturing	13.1	3	10,545	14
Finance & Insurance	11.1	2	8,919	12
Retail Trade	8.4	2	6,778	9
Other Services (except Public Administration)	8.1	2	6,524	9
Transportation & Warehousing	7.3	1	5,828	8
Wholesale Trade	5.4	1	4,342	6
Arts Entertainment & Recreation	5.3	1	4,243	6
Management of Companies & Enterprises	2.8	1	2,269	3
Professional, Scientific & Technical Services	2.6	1	2,090	3
Public Administration	1.4	<1	1,141	2
Administrative, Support, Waste Management & Remediation Services	0.7	<1	533	1
Agriculture, Forestry, Fishing & Hunting	0.1	<1	98	<1
Education Services	0.1	<1	46	<1

	December 31, 2008
INDUSTRY	Outstanding Balance	% of Loans	% of Consolidated Stockholders’ Equity	% of Subsidiaries Total Stockholders’ Equity
	(Dollars in millions)
Real Estate, Rental & Leasing	$202.8	37%	1,370%	203%
Construction	80.9	15	547	81
Health Care & Social Assistance	39.4	7	266	39
Accommodation & Food Services	24.2	4	163	24
Manufacturing	15.7	3	106	16
Finance & Insurance	11.7	2	79	12
Retail Trade	9.4	2	63	9
Other Services (except Public Administration)	8.3	2	56	8
Transportation & Warehousing	7.6	1	51	8
Wholesale Trade	1.4	<1	10	1
Arts Entertainment & Recreation	5.5	1	37	6
Management of Companies & Enterprises	2.8	1	19	3
Professional, Scientific & Technical Services	3.6	1	24	4
Public Administration	1.5	<1	10	2
Administrative, Support, Waste Management & Remediation Services	0.6	<1	4	1
Agriculture, Forestry, Fishing & Hunting	0.1	<1	1	<1
Education Services	0.1	<1	<1	<1

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. At June 30, 2009, the allowance for loan losses decreased to $17.1 million or 3.3% of total loans compared to $19.2 million, or 3.5% of total loans at December 31, 2008. The decline was due to loans that were charged-off that had been reserved for and declines in the balance of the loan portfolio, including those of the purchased home equity pools. Total charge-offs for the second quarter of 2009 were $6.3 million, while recoveries were $0.06 million, compared to $7.2 million and $0.3 million, respectively, for the same period of 2008. Total charge-offs for the six months ended June 30, 2009 and 2008 were $11.7 million and $8.7 million, respectively, while total recoveries were $0.3 million and $1.3 million, respectively. Net charge-offs from the purchased home equity loan pools were $6.5 million for the six months ended June 30, 2009. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible given the conditions of the housing market, and the economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 42.2% at June 30, 2009 compared to 119.4% at December 31, 2008.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$17,205	$20,993	$19,242	$20,706
Loans charged-off
Commercial	—	(272)	(388)	(272)
Commercial real estate	—	(886)	(27)	(886)
Commercial real estate construction	(2,694)	(8)	(3,940)	(8)
Residential real estate	(338)	(142)	(499)	(142)
Home equity	(3,268)	(5,870)	(6,793)	(7,340)
Consumer	(3)	(2)	(4)	(56)
Total loans charged-off	(6,303)	(7,180)	(11,651)	(8,704)
Recoveries of loans charged-off
Commercial	3	2	203	5
Commercial real estate	—	68	—	991
Commercial real estate construction	—	—	—	—
Residential real estate	6	10	13	37
Home equity	51	221	112	263
Consumer	1	1	1	9
Total loan recoveries	61	302	329	1,305
Net loans charged-off	(6,242)	(6,878)	(11,322)	(7,399)
Provision for loan losses	6,158	8,525	9,201	9,333
Ending balance	17,121	22,640	17,121	22,640
Allowance for loan losses transferred to assets of branches held for sale	—	(630)	—	(630)
Net allowance for loan losses	$17,121	$22,010	$17,121	$22,010

Total loans	$519,291	$642,737	$519,291	$642,737
Loans in assets of branches held for sale and companies held for disposal	—	(44,082)	—	(44,082)
Total loans per consolidated balance sheet	$519,291	$598,655	$519,291	$598,655
Average total loans	528,502	632,405	536,591	615,792
Ratios
Allowance for loan losses to total loans (1)	3.30%	3.68%	3.30%	3.68%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	42.15	83.76	42.15	83.76
Net charge-offs (recoveries) annualized to average total loans:
Commercial	(0.02)	1.39	0.48	0.71
Commercial real estate and commercial real estate construction	3.20	0.78	2.34	(0.05)
Residential real estate, home equity and consumer	12.70	18.01	12.49	11.38
Total loans	4.74	4.37	4.25	2.42
Ratio of recoveries to loans charged-off	0.97	4.21	2.82	14.99
____________
(1) Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is accounted for as troubled debt restructured (“TDR”) loan when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. As of June 30, 2009, there were $7.6 million TDR loans of which $7.3 million were classified as nonaccrual and $0.3 million were classified as restructured loans. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$3,766	$1,792	$2,100
Commercial real estate	5,764	890	1,289
Commercial real estate construction	28,952	11,413	17,562
Residential real estate	1,855	969	275
Home equity	—	—	—
Consumer	—	8	9
	40,337	15,072	21,235
Loans held for sale	2,601	2,025	—
Total nonaccrual loans	42,938	17,097	21,235
Foreclosed properties	1,446	980	1,392
Restructured loans	285	—	—
Total nonperforming assets	$44,669	$18,077	$22,627
Loans 90 Days or More Past Due and Still Accruing
Commercial	$—	$—	$—
Commercial real estate	—	1,040	4,951
Commercial real estate construction	—	—	—
Residential real estate	—	—	90
Home equity	—	—	—
Consumer	—	—	—
	$—	$1,040	$5,041
Loans held for sale	$500	$1,680	$—
Total loans 90 days or more past due and still accruing	$500	$2,720	$5,041
Allowance for loan losses	$17,121	$19,242	$22,640
Allowance for loan losses transferred to assets of branches held for sale	$—	$—	$(630)
Net allowance for loan losses	$17,121	$19,242	$22,010
Total loans:
Total company	$519,291	$555,207	$642,737
Loans in assets of branches held for sale and companies held for disposal	—	—	(44,082)
Total loans per consolidated balance sheets	$519,291	$555,207	$598,655
Total assets:
Total company	$833,894	$906,396	$1,045,474
Assets of branches held for sale and companies held for disposal	(988)	(988)	(47,462)
Net	$832,906	$905,408	$998,012
Ratios:
Nonaccrual loans to total loans (1)	7.77%	2.71%	3.55%
Foreclosed properties to total assets (1)	0.17	0.11	0.14
Nonperforming assets to total assets (1)	5.05	1.77	2.27
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (1)	7.82	2.90	4.39
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (1)	5.05	1.89	2.77
____________
(1) Assets of branches held for sale and companies held for disposal are deducted for ratio calculations.

Excluding loans held for sale, nonaccrual loans increased $25.2 million from $15.1 million at December 31, 2008 to $40.3 million at June 30, 2009. The ratio of nonaccrual loans to total loans was 7.77% at June 30, 2009, compared to 2.71% at December 31, 2008. The increase reflects the adverse impact of the current commercial and residential real estate environment including slower sales, higher vacancy rates and reduced prices.

At June 30, 2009, CIB Marine had nine borrowing relationships (loans to one borrower or a group of borrowers) each with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These nine relationships accounted for $31.9 million in loan balances, or 79.2%, of nonaccrual loans excluding those held for sale and 79.1% of total impaired loans. The total specific allowance attributable to these nine borrowing relationships was $3.8 million. During the first half of 2009, $26.3 million of the $31.9 million were added as non-accrual and impaired with related specific allowances totaling $2.0 million. At December 31, 2008, CIB Marine had four borrowing relationships, each with nonaccrual loan balances in excess of $1.0 million that accounted for $11.1 million, or 73.5% of nonaccrual loans.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, and during the first quarter of 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. At June 30, 2009 the remaining combined balance of the purchased home equity loan pools was $42.0 million and loss reserves allocated to these two pools totaled $4.2 million and at December 31, 2008, the aggregate balance of these two home equity pools was $52.2 million and loss reserves allocated to these two pools totaled $4.5 million. During 2008, CIB Marine began charging off 100% of the outstanding principal of each loan in the purchased home equity pools when it becomes 90 days past due. As a result of this policy change, none of the loans in the home equity pools were classified as nonaccrual at June 30, 2009.

Foreclosed properties were $1.4 million and consisted of six properties at June 30, 2009 compared to $1.0 million and six properties at December 31, 2008. During the first half of 2009 CIB Marine acquired through foreclosure, one commercial property for $0.9 million and then wrote the value down to $0.6 million at June 30, 2009. Also, another commercial foreclosed property accounted for $0.4 million, or 31.1% of the balance at June 30, 2009. There was also a combined total write down of $0.1 million on two other foreclosed properties and the sale of another during the six months ended June 30, 2009. All foreclosed properties were held for sale.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. Excluding loans held for sale at December 31, 2008, CIB Marine had one loan for $1.0 million that was 90 days or more past due and still accruing. Excluding loans held for sale, there were no loans 90 days or more past due and still accruing at June 30, 2009.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 4.58% at June 30, 2009 compared to 1.89% at December 31, 2008.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased $26.2 million from $14.2 million at December 31, 2008 to $40.4 million at June 30, 2009. The increase was primarily due to $32.9 million of additional loans added to impaired loans, offset by $2.7 million in payments, $2.5 million in charge-offs, $0.9 million transferred to foreclosed properties and $0.6 million transferred to loans held for sale. The decline in performance of loans, and in particular those classified as nonaccrual loans, caused an increase in impaired loans. The increase reflects the adverse impact of the current commercial and residential real estate environment including slower sales, higher vacancy rates and reduced prices. The increase in specific allowances related to impaired loans increased by an amount that was less than proportionate to the increase in impaired loans. This is due to charge-offs related to loans and their respective impairment amounts and due to each new impaired loans respective impairment analysis including the level of expected discounted cash flows and collateral valuations.

The following table sets forth information regarding impaired loans:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Impaired loans without a specific allowance	$9,334	$4,363	$4,110
Impaired loans with a specific allowance	31,032	9,789	16,954
Total impaired loans	$40,366	$14,152	$21,064
Specific allowance related to impaired loans	$4,825	$3,847	$7,213

Companies Held For Disposal

At June 30, 2009, assets and liabilities of companies held for disposal consists entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until December 31, 2009.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both June 30, 2009 and December 31, 2008, CIB Construction’s net carrying value of its investment in Canron was zero.

Deposit Liabilities

Total deposits, were $687.7 million at June 30, 2009 and $694.6 million at December 31, 2008. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 69.6% at June 30, 2009 and 70.4% at December 31, 2008, reflecting CIB Marine’s reliance on time deposits as a primary source of funding. At June 30, 2009 time deposits of $100,000 or more amounted to $140.2 million, or 29.3%, of total time deposits, compared to $151.1 million, or 30.9%, at December 31, 2008. The Bank accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $18.0 million, or 3.8%, of total time deposits at June 30, 2009, and $36.0 million, or 7.4%, of total time deposits at December 31, 2008.

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including the debentures, decreased $55.7 million from $151.7 million at December 31, 2008 to $96.0 million at June 30, 2009. The decrease was due to a $49.7 million reduction of short-term borrowings caused mostly by a repayment of $40.0 million in short term borrowings from the FHLB. Also, there was a $6.0 million reduction of long-term borrowings from the FHLB of Chicago during the first half of 2009.

During the first six months of 2009, the availability of federal funds purchased by the Bank with correspondent banks continued to be contingent on the Bank’s ability to fixed income investment securities.

In 2004, CIB Marine entered into the Agreement with the Reserve Bank. Among other items, the Agreement requires CIB Marine to obtain Reserve Bank approval before incurring additional borrowings or debt.

Pursuant to the Agreement, CIB Marine is not permitted to pay any interest on the debentures without prior approval of the Reserve Bank. CIB Marine had the right to defer payments of interest on the debentures for consecutive periods not exceeding twenty consecutive quarters, but not beyond the stated maturity of the debentures. CIB Marine elected to defer all interest payments starting in 2004. These deferral periods all expired in the first quarter of 2009, and throughout the deferral period and while in default, interest on the debentures continued to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the first half of 2009 CIB Marine continued to defer interest payments on its $61.9 million debentures and as a result the Trusts deferred distributions on their $60.0 million debentures. CIB Marine had accrued interest payable on its debentures of $43.5 million and $39.1 million at June 30, 2009 and December 31, 2008, respectively.

These deferral periods all expired in the first quarter of 2009, and CIB Marine did not make the required payments of interest such that, by April 30, 2009, CIB Marine was in default with respect to the debentures issued to all four of the Trusts. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period and while in default, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The debentures are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at maturity or their earlier redemption. The debentures qualify as regulatory capital, subject to regulatory limitation. As a result of CIB Marine’s inability to make these payments and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

On March 16, 2009 CIB Marine issued a Consent Solicitation seeking the consent to the holders of the debentures to a proposed Plan of Restructuring that would have converted the debt under the debentures into preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the debentures. The vote was concluded on May 11, 2009, however, CIB Marine did not receive the adequate number of votes required to approve the restructuring plan.

On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding the Plan of Reorganization that has been presented to the TruPS holders for their approval. Under the Plan of Reorganization, approximately $105.3 million of high-interest cumulative indebtedness would be exchanged for 55,624 shares of Series A Preferred and 4,376 shares of Series B Preferred. Each share of Series B Preferred would be convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine. The Company Preferred would have no stated redemption date and holders could never force CIB Marine to redeem it. Further, because dividends would be noncumulative, CIB Marine would only be required to pay such dividends as it chooses to declare from time to time, in its own discretion, subject to regulatory approval. The effects of the Plan of Reorganization, if it is approved by TruPS holders and confirmed by the Bankruptcy Court, would be to improve earnings by eliminating the interest burden on CIB Marine associated with the debentures, and to significantly improve its capital position.

Under the Plan of Reorganization, common shareholders would not be impaired and, in fact, these shareholders would receive the benefit of an enhanced capital position resulting from the conversion of the outstanding debentures into preferred equity upon the restructuring. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own slightly less than 50% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine.

The TruPS holders have until August 17, 2009 to vote on the Plan of Reorganization. If CIB Marine is successful in completing the reorganization outlined above, CIB Marine will immediately recommence its efforts to find a business combination partner with the assistance of its investment banker.

See the “Liquidity and Capital Plan Update” discussion below for further information on CIB Marine’s capital plan.

Liquidity and Capital Plan Update

The objective of liquidity risk management at the Bank is to ensure that it is able to meet, in a timely manner, its funding obligations related to commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations. Liquidity positions of the Bank are actively managed by estimating, measuring and monitoring the sources and uses of funds. The Bank’s funding requirements are primarily met by the inflow of funds from deposits, and loan and investment payments. The Bank also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources used by the Bank include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLB and short-term brokered and negotiable time deposits to the extent the Bank is authorized to accept or renew brokered deposits. As a result of the C&D the Bank is restricted from issuing new brokered deposits or renewing existing brokered deposits. The Bank could apply to the FDIC to request approval to issue or renew brokered deposits but has decided not to so that the Bank may apply under FDIC Rules and Regulations interest rate restrictions based on its local markets as opposed to the national markets. At this time the Bank is restricted from offering interest rates in excess of the average interest rates offered by other depository institutions in its local markets plus seventy five basis points. The Bank has also established investment security-secured borrowing lines with the Reserve Bank and maintains secured borrowing guidance lines with nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term time deposits and long-term borrowings from the FHLB. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities.

During the first half of 2009, the availability of federal funds purchased for the Bank with its primary correspondent bank continued to be contingent on the availability of fixed income securities at the Bank to pledge as collateral; the Bank’s inter-day borrowing availability at the Reserve Bank has been restricted to that available for banks with a secondary borrower status, and the Bank’s intra-day credit and settlement activity must all be pre-funded at its account with the Reserve Bank. Additionally, pursuant to the aforementioned Agreement between CIB Marine and the Reserve Bank, the CIB Marine parent company, excluding its subsidiaries, must obtain Reserve Bank approval before incurring additional borrowing or debt.

CIB Marine’s primary sources of funds for the six months ended June 30, 2009 was a $67.8 million net decrease in the investment portfolio and a $23.7 million net decrease in loans. CIB Marine’s primary use of funds for the six months ended June 30, 2009 was a $49.7 million net decrease in short-term borrowings, a $6.0 million decrease in long-term borrowings and a $7.0 million net decrease in deposits.

Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of debentures and as a result distributions were deferred on $60.0 million of TruPS. The obligations under the TruPS are solely the obligations of the CIB Marine parent company and not obligations of the Bank. Under the terms of the TruPS, the deferral period may last up to five years. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required payments of interest such that, since April 30, 2009, CIB Marine has been in default with respect to the debentures issued to all four of the Trusts. At June 30, 2009, the accrued and unpaid interest on the debentures totaled $43.5 million. As a result of CIB Marine’s inability to make these payments and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

As of June 30, 2009, the CIB Marine parent company had $7.1 million in total cash and cash equivalents and the non-bank subsidiaries had $4.1 million. In addition, the CIB Marine parent company also holds $9.9 million in loans that it is attempting to collect and an additional $4.5 million in loans held for sale. According to the BHCA, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate CIB Marine has continued to monitor the capital strength and liquidity of the Bank. Since the fourth quarter of 2008, CIB Marine provided $7.0 million in capital to its subsidiary bank to support the bank in maintaining a “well-capitalized” position. Although the current capital ratio at the Bank is above what is currently required by its regulators, continuing losses at the Bank could require additional contributions of capital by CIB Marine. Any other use of this cash to pay interest or principal on the TruPS is subject to approval by the Reserve Bank. Only cash available at the CIB Marine parent company may be used to pay debts or expenses of the CIB Marine parent company, including interest or principal on the TruPS.

CIB Marine did not receive any dividend payments from the Bank during the first half of 2009, and at June 30, 2009, the Bank did not have any retained earnings available for the payment of dividends without first obtaining the consent of the regulators. In addition, CIB Marine may not issue new debt or renew existing debt without the prior consent of the Reserve Bank.

As reported in Part II, Item 7 of the 2007 Form 10-K, and updated in Part II, Item 7 of the 2008 Form 10-K, CIB Marine management has been developing and implementing a comprehensive capital plan to resolve the deferral and default of the interest payments on the debentures, maintaining “well-capitalized” capital ratios at the Bank, and improving the efficiency of CIB Marine through revenue growth and expense management. All of these goals were targeted to provide the greatest value possible to shareholders of CIB Marine.

During the first half of 2009, management continued its efforts on each of these goals. In March 2009, CIB Marine submitted a Consent Solicitation to holders of the existing TruPS to restructure the existing obligations. Pursuant to the proposed Plan of Restructuring the approximately $100.9 million of indebtedness under the debentures currently held by the Trusts would have been replaced with approximately $94.9 million aggregate liquidation preference of newly-issued CIB Marine 7% Fixed Rate Perpetual Noncumulative Preferred Stock (“Perpetual Preferred”).

CIB Marine proposed the Plan of Restructuring for the following reasons:

•	To prevent CIB Marine from defaulting on its outstanding debentures and to provide it with a more stable capital structure;
•	To replace the debentures with the Perpetual Preferred to eliminate $100.9 million of indebtedness from CIB Marine’s balance sheet and significantly improve its regulatory capital position;
•	To substitute noncumulative 7% dividends (on the Perpetual Preferred) for higher-rate cumulative interest in order to improve CIB Marine’s operating results.

By eliminating the consequences of default and improving its balance sheet, regulatory capital position and operating results, CIB Marine hoped to position itself to seek a business combination transaction on terms that could be more advantageous to CIB Marine and result in greater value for both the holders of the TruPS, as well as CIB Marine’s common shareholders.

The vote was concluded on May 11, 2009, however, CIB Marine did not receive the necessary vote to approve the Plan of Restructuring.

On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding the Plan of Reorganization that has been presented to the TruPS holders for their approval. Under the Plan of Reorganization, approximately $105.3 million of high-interest cumulative indebtedness would be exchanged for 55,624 shares of Series A Preferred and 4,376 shares of Series B Preferred. Each share of the Series B Preferred would be convertible into 4,000 shares of CIB Marine’s common stock only upon the consummation of a merger transaction involving CIB Marine. The Company Preferred would have no stated redemption date and holders could never force CIB Marine to redeem it. Further, because dividends would be noncumulative, CIB Marine would only be required to pay such dividends as it chooses to declare from time to time, in its own discretion, subject to regulatory approval. The effects of the Plan of Reorganization, if it is approved by TruPS holders and confirmed by the Bankruptcy Court, would be to improve CIB Marine’s earnings by eliminating the interest burden on it associated with the TruPS-related indebtedness, and to significantly improve its capital position.

Under the Plan of Reorganization, common shareholders would not be impaired and, in fact, those shareholders would receive the benefit of an enhanced capital position resulting from the conversion of the outstanding TruPS indebtedness into preferred equity upon the restructuring. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own slightly less than 50% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine.

The TruPS holders have until August 17, 2009 to vote on the Plan of Reorganization. If CIB Marine is successful in completing the reorganization outlined above, it will immediately recommence its efforts to find a business combination partner with the assistance of its investment banker.

In addition, CIB Marine continues to focus on the safety and soundness of the Bank whose capital ratios continue to be above the minimum specified by its regulators. In addition, liquidity remains strong at the Bank with contingency plans in place to further ensure the safety of depository customers. As noted above, CIB Marine has provided its Bank with $5.0 million of capital during 2008 and an additional $2.0 million in the first quarter of 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at the Bank and is in keeping with its source of strength obligations under the BHCA.

In the 2008 Form 10-K, CIB Marine disclosed that its Marine Bank subsidiary stipulated to a C&D with the FDIC and the WDFI. The terms of the C&D were described in the 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D may result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. When Marine Bank merged with and into Central Illinois Bank to form CIB Marine Bank on June 27, 2009, the C&D was re-affirmed by the FDIC. The IBPRE had yet to join in on the C&D subsequent to the merger. CIB Marine and the Bank remain committed to maintaining adequate capital levels at the Bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Deposit and retirement accounts continue to be insured for a minimum of $250,000 per depositor by the FDIC, through December 31, 2013. Because the Bank is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”), most types of checking accounts are guaranteed without limit through December 31, 2009.

Capital and Regulatory Matters

CIB Marine and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and the Bank are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. There are five capital categories defined in the regulations: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To be categorized as “well-capitalized,” the Bank must maintain total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

Classification of a bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on its results of operations.

Under the definition of capital levels within the C&D order, a bank is classified as adequately capitalized if it is at or above the targeted level of capital specified in the order. At June 30, 2009, the Bank was adequately capitalized under this definition.

As stated in Note 11-Stockholders’ Equity to the Unaudited Consolidated Financial Statements included in this Form 10-Q, at both June 30, 2009 and December 31, 2008, CIB Marine was subject to an Agreement which, among other items, requires it to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. As of June 30, 2009, CIB Marine’s Tier 1 leverage ratio declined to 1.54% from 3.58% at December 31, 2008 and was below the 4.0% required by the Agreement. The decline reflects the continued operating losses of CIB Marine during the first half of 2009. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further credit downgrades and OTTI adjustments to its securities portfolio, potential loan losses and recoveries, and the potential for an exclusion of all or a portion of the debentures net of the related investments in the trusts from either Tier 1 or Tier 2 capital for regulatory capital requirement purposes, CIB Marine’s capital ratios could decline further. CIB Marine’s ability to increase its capital and meet the requirements of the Agreement is dependent upon the successful execution of its Plan of Reorganization outlined in the Liquidity and Capital Plan Update section above. Failure to meet the requirements of the Agreement could cause the Reserve Bank to require CIB Marine to take other actions.

The calculation of risk-based capital of CIB Marine at June 30, 2009 and December 31, 2008 is set forth below:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Risk weighted assets	$657,676	$656,304
Average assets (1)	838,985	920,519
Capital components
Stockholders’ equity	$125	$14,802
Restricted Core Capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(56,659)	(51,730)
Maximum allowable in Tier 1 capital	3,341	8,270
Nonfinancial equity items	—	—
Less: disallowed intangibles	—	—
Add: unrealized loss on securities	9,897	10,008
Less: unrealized loss on equities	(409)	(138)
Tier 1 capital	12,954	32,942
Allowable allowance for loan losses	8,331	8,340
Allowable subordinated debentures net of investment in trust	56,659	51,730
Tier 2 capital	64,990	60,070
Allowable Tier 2 Capital (equal to Tier 1)	12,954	32,942
Total risk-based capital	$25,908	$65,884
____________
(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2009
Total capital to risk weighted assets	$25,908	3.94%	$52,616	8.00%
Tier 1 capital to risk weighted assets	12,954	1.97	26,308	4.00
Tier 1 leverage to average assets	12,954	1.54	33,559	4.00

December 31, 2008
Total capital to risk weighted assets	$65,884	10.04%	$52,504	8.00%
Tier 1 capital to risk weighted assets	32,942	5.02	26,252	4.00
Tier 1 leverage to average assets	32,942	3.58	36,821	4.00

Off-Balance Sheet Arrangements

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that the Bank issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. The Bank issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Bank’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Bank to fund letters of credit may not occur, the Bank expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Bank under standby letter of credit arrangements at June 30, 2009 and December 31, 2008, were $5.3 million and $5.5 million with a weighted average term of approximately 15 months and 8 months, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. CIB Marine had commitments to extend credit of $68.2 million and $111.0 million at June 30, 2009 and December 31, 2008, respectively.

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

Transfers of Assets

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets- an amendment of FAS 140 (“SFAS 166”) which among other things amends the criteria for whether a transfer qualifies for sale accounting when only a portion of a financial asset is transferred. This guidance impacts many types of financial assets (e.g. loan participations, sales of mortgages or installment loans) occurring after the effective date of November 15, 2009. The adoption of SFAS 166 is not expected to have a material effect on CIB Marine’s consolidated financial statements.

Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB also issued SFAS 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS 167”) which changes the consolidation rules as they apply to variable interest entities. This guidance is effective January 1, 2010 and is intended to address concerns about companies’ ability to structure transactions to avoid consolidation. The adoption of SFAS 167 is not expected to have a material effect on CIB Marine’s consolidated financial statements.

Codification

On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative nongovernmental U.S. GAAP. The Codification, which will be effective in the third quarter of 2009, is not intended to change GAAP but will change references in financial statements and accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2008, CIB Marine’s market risk profile has continued to favor declining interest rates over rising interest rates. CIB Marine’s strategy is to gradually increase the term structure of its repricing liabilities relative to that of its assets to reduce the impact of a potentially rising interest rate environment at some point in the future. The percentage decrease in the net interest income over a one year time period has worsened for the simulation of an immediate increase in interest rates. This is partially the result of having more term liabilities maturing in the next six months relative to assets at June 30, 2009 compared to December 31, 2008; but is also due to having a lower starting net interest margin resulting from the rising proportion of total interest expense represented by interest expense relating to the debentures, the increased level of non-performing assets, increased holdings of cash and due from balances and limitations in reducing the interest cost of deposits (i.e., due to implied deposit rate floors). For additional information regarding CIB Marine’s market risk, refer to the 2008 Form 10-K, which is on file with the SEC.

The following table illustrates the period and cumulative interest rate sensitivity gap for June 30, 2009.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$226,274	$57,604	$66,528	$166,190	$2,695	$519,291
Securities	23,965	12,266	25,752	109,987	43,569	215,539
Loans held for sale	5,172	—	—	—	—	5,172
Reverse repurchase securities and federal funds sold	—	—	—	—	—	—
Total interest-earning assets	255,411	69,870	92,280	276,177	46,264	740,002
Interest-bearing liabilities:
Time deposits	125,723	172,866	115,631	64,042	132	478,394
Savings and interest-bearing demand deposits	150,907	—	—	—	—	150,907
Short-term borrowings	11,098	—	2,000	—	—	13,098
Long-term borrowings	3,000	3,000	5,000	10,000	—	21,000
Junior subordinated debentures	20,619	—	—	41,238	—	61,857
Total interest-bearing liabilities	$311,347	$175,866	$122,631	$115,280	$132	$725,256
Interest sensitivity gap (by period)	(55,936)	(105,996)	(30,351)	160,897	46,132	14,746
Interest sensitivity gap (cumulative)	(55,936)	(161,932)	(192,283)	(31,386)	14,746	14,746
Cumulative gap as a % of total assets	(6.71)%	(19.42)%	(23.06)%	(3.76)%	1.77%

The following table illustrates the expected percentage change in net interest income over a one-year period resulting from a hypothetical immediate change in short-term U.S. prime rate of interest as of June 30, 2009, and December 31, 2008.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
June 30, 2009	(20.54)%	(8.97)%	0.97%	2.11%
December 31, 2008	(9.21)%	(3.88)%	(0.35)%	(1.46)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures as of June 30, 2009. Based on this evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in pending legal proceedings since the filing of the 2008 Form 10-K.

ITEM 1A. RISK FACTORS

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

TruPS holders are owed in excess of $100 million, all of which is currently due and payable. At June 30, 2009, total assets at the CIB Marine parent company were $106.7 million, which included $7.1 million of liquid assets. There is no other source of repayment of the TruPS, other than these assets. As of April 30, 2009, CIB Marine defaulted on all four series of the TruPS and the Trusts, as holders of the debentures, have the legal right to accelerate the entire indebtedness.

As a result of CIB Marine’s current inability to meet its obligations with regard to the TruPS, combined with the continued net losses sustained by CIB Marine during the year, and in consideration of existing regulatory matters, there is substantial doubt with respect to CIB Marine’s ability to continue as a going concern.

The Bank is subject to a formal enforcement action with regulatory authorities.

Under applicable laws, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the state regulators as the Bank’s chartering authorities, have the ability to impose additional sanctions, restrictions and requirements on the Bank if they determine, upon examination or otherwise, violations of laws with which the Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by an institution although formal enforcement actions are routinely disclosed by the regulatory authorities. In the 2008 Form 10-K, CIB Marine disclosed that Marine Bank stipulated to a C&D with the FDIC and the WDFI. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D required Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of ten percent (10%) at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented and currently maintained by Marine Bank. When Marine Bank merged with and into Central Illinois Bank to form CIB Marine Bank on June 27, 2009, the C&D was re-affirmed by the FDIC for the Bank. The IDBRE has yet to join in on the C&D since the merger of the institutions. CIB Marine and CIB Marine Bank remain committed to maintaining adequate capital levels at the new bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

If CIB Marine does not get approval of the TruPS holders to its Plan of Reorganization, it may be forced to liquidate.

FRB guidelines require CIB Marine and the Bank to maintain a minimum Tier I core capital ratio and a minimum total risk-based capital ratio at each quarter-end. While the Bank was in compliance with this requirement at June 30, 2009, CIB Marine’s ratios were below the “well-capitalized” guidelines as of that date. Based on CIB Marine’s current and projected levels of capital, CIB Marine anticipates that it will not be able to satisfy the Tier I core capital and total risk-based capital minimum ratios unless it successfully converts its debentures into equity pursuant to its Plan of Reorganization (see the capital plan discussion in the “Liquidity and Capital Plan Update” section of Item 2 of this Form 10-Q). If CIB Marine cannot restructure its debentures, its Bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of cease and desist orders (which may, among other things, further restrict the Bank’s business activities and potentially place it them into a conservatorship or receivership). Furthermore, the TruPS holders could, in certain circumstances, force or be directed to force CIB Marine into an involuntary liquidation. Notwithstanding the restructuring of the debentures, the Federal Reserve could take enforcement action before any such date, which could include the state regulator seizing the Bank. If the Bank is seized, this will lead to a complete loss of all value of CIB Marine’s ownership interest in the Bank, and CIB Marine subsequently may be exposed to significant claims by the FDIC or the state regulator. In addition, further restrictions could be placed on the Bank if a determination that the Bank is undercapitalized, significantly undercapitalized, or critically undercapitalized is made, with increasingly greater restrictions being imposed as the level of undercapitalization increases.

CIB Marine may be adversely affected by current economic and market conditions.

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and CIB Marine and the Bank in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate CIB Marine's exposure to credit risk.

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
•
CIB Marine will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

Since October 2008, various legislation has been signed into law including the Emergency Economic Stabilization Act of 2008 (“EESA”) which, among other measures, authorized the Secretary of the Treasury Department to establish a Capital Purchase Program (“CPP”). The EESA gives broad authority to the Treasury Department to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” The EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the FRB to pay interest on depository institution balances;
•	Mortgage loss mitigation and homeowner protection; and
•	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the EESA, the Treasury Department has created the CPP to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital.

The EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the Troubled Asset Relief Program (“TARP”) program restrictions on executive compensation.

In October 2008, the FDIC announced the establishment of the Temporary Liquidity Guarantee Program (“TLGP”) to temporarily provide insurance for all noninterest-bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as the Bank), bank holding companies and savings and loan holding companies (such as CIB Marine).

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

CIB Marine may be subject to further increases in FDIC insurance premiums and special assessments by the FDIC.

Effective January 1, 2007, the FDIC adopted a risk-based system for assessment of deposit insurance premiums under which all institutions are required to pay at least minimum annual premiums. In addition, in an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the U.S., the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, in May 2009, the FDIC issued a final rule to impose a special one-time assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009. The system categorizes institutions into one of four risk categories depending on capitalization and supervisory rating criteria. Due to the Bank’s performance in 2008 and these changes to the FDIC rate structure, its FDIC insurance premiums have increased significantly for 2009 and will have a further material adverse effect on CIB Marine’s results of operations. Further increases during 2009 and 2010 may be possible.

The creditworthiness of other financial institutions could adversely affect CIB Marine.

CIB Marine’s ability to engage in routine funding transactions could be adversely impacted by the actions and commercial soundness of other banks and financial institutions. Banks are interrelated as a result of lending, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks or the general banking industry have led to market-wide liquidity problems and could lead to losses or defaults by CIB Marine or by other financial institutions. Many of the transactions engaged in by CIB Marine and the Bank in the ordinary course of business expose CIB Marine to credit risk in the event of default of its counterparty or customer. In such instances, the collateral held by CIB Marine may be insufficient to mitigate its losses, as it may be unable to realize upon or liquidate at prices sufficient to recover the full amount of the exposure due it. Such losses could have a material and adverse affect on CIB Marine’s result of operations.

Terrorism, acts of war, international conflicts and natural disasters could negatively affect CIB Marine’s business and financial condition.

Acts or threats of war or terrorism, international conflicts (including conflict in the Middle East), natural disasters, and the actions taken by the U.S. and other governments in response to such events, could disrupt business operations and negatively impact general business and economic conditions in the U.S. If terrorist activity, acts of war, other international hostilities or natural disasters disrupt business operations, trigger technology delays or failures, or damage physical facilities of the Bank, its customers or service providers, or cause an overall economic decline, the financial condition and operating results of CIB Marine could be materially adversely affected. The potential for future occurrences of these events has created many economic and political uncertainties that could seriously harm CIB Marine’s business and results of operations in ways that cannot presently be predicted.

CIB Marine’s earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies, which could affect repayment of loans and thereby materially adversely affect CIB Marine.

The policies of the FRB impact CIB Marine significantly. The FRB regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments CIB Marine holds. Those policies determine to a significant extent CIB Marine’s cost of funds for lending and investing. Changes in those policies are beyond CIB Marine’s control and are difficult to predict. FRB policies can affect the Bank’s borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could materially adversely affect CIB Marine.

CIB Marine has suffered large losses in recent years and may not be able to execute its strategic plan and return to profitability.

Although CIB Marine has developed and implemented strategies to improve its profitability in the future, there can be no assurance that these strategies will be successful. CIB Marine’s strategic plans are dependent on its ability to attract and retain borrowing customers, commercial loan officers and core deposits, all of which have been negatively impacted as a result of losses and a weakened financial condition. If CIB Marine is unable to execute its strategic plans and return to profitability, it will have a material impact on its business, results of operations and financial condition including the possibility of negative shareholder equity and further declines in regulatory capital ratios. The inability to return to profitability may require CIB Marine to reduce the size of the Bank and/or reduce staff. There can be no assurance that if CIB Marine is required to sell assets, it will be able to do so on acceptable terms. Regulators could take further action against CIB Marine in the event it does not return to profitability and maintain adequate capital levels.

CIB Marine is subject to liquidity risk.

Liquidity risk is the potential that CIB Marine will continue to be unable to meet its obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund credit obligations to borrowers, withdrawals by depositors, repayment of debt when due or called, operating expenses and capital expenditures, among other things.

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

CIB Marine’s success depends to a large degree on the general economic conditions of the diverse geographic markets its Bank serves. Local economic conditions have a significant impact on the generation of commercial, commercial real estate, and real estate loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of the markets in which the Bank operates could also negatively impact the financial results of CIB Marine’s operations. For example, adverse changes in these factors could lead to reduced interest income and an increase in the provision for loan losses. This is consistent with what has occurred during the current economic downturn with CIB Marine incurring significant losses and a corresponding reduction in shareholders’ equity during the past year.

CIB Marine operates in a highly regulated environment and is subject to supervision and examination by various federal and state regulatory agencies.

As a bank holding company, CIB Marine is regulated by the FRB, and the Bank is regulated separately by various federal and state banking regulators. This regulation is primarily intended to protect the Bank’s customers and their deposits rather than CIB Marine’s shareholders. In addition, CIB Marine’s common stock is registered under the Exchange Act and it is subject to regulation by the SEC and to public reporting requirements.

CIB Marine remains under the Agreement with the Reserve Bank which continues to impose certain restrictions and reporting requirements including, but not limited to:

•	Restrictions on dividend payments and redemption of shares of CIB Marine stock without regulatory approval;
•	Adoption of a comprehensive plan to improve earnings;
•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

In addition, banking regulators can take actions at any time which could have an adverse impact on CIB Marine. These actions could include raising minimum capital amounts, restricting growth or other actions. Continued losses at the Bank may require CIB Marine to provide additional capital. CIB Marine’s capability to provide this capital is dependent on its limited cash resources and other assets.

The Bank’s loan portfolios contain concentrations of credit to one borrower, related borrowers or borrowers in the same industry, which creates special credit risks.

Credit risk at the Bank is primarily related to the risk that a borrower will not be able to repay some or all of their obligations to the Bank. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related industries or groups represent a relatively large percentage of the total capital or total credit extended by a Bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to borrowers that are not a part of a concentration. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups can be all adversely impacted with respect to their ability to repay some or all their obligations when adverse conditions prevail in the broader economy or even within just the respective industries or groups.

At June 30, 2009, CIB Marine had certain concentrations of credit risk, which are described in more detail in the “Credit Concentrations” section of Item 7 of this Form 10-Q.

CIB Marine’s profitability is dependent upon its ability to manage net interest income.

CIB Marine’s primary source of income is net interest income, which is the difference between the interest income earned on interest-earnings assets (consisting primarily of loans and securities) and the interest expense paid on interest-bearing liabilities (consisting primarily of deposits and other borrowings). The level of net interest income is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the Bank’s ability to attract loans and core deposits and the pricing and mix of these and other interest-earning assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, monetary policy, and market interest rates.

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

CIB Marine is subject to credit risk.

CIB Marine is exposed to the risk that third parties that owe the Bank money, securities, or other assets will not repay their obligations. Credit risk arises anytime the Bank commits, invests or otherwise extends funds through contractual agreements, whether reflected on or off the balance sheet. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

CIB Marine’s credit risk is concentrated in the Bank’s loan portfolios. Credit risk is affected by a variety of factors including credit-worthiness of the borrower, the sufficiency of underlying collateral, the enforceability of third-party guarantees, changing economic and industry conditions and concentrations of credit by loan type, terms or geographic area, changes in the financial condition of the borrower or other party, and by credit and underwriting policies.

CIB Marine has established an allowance for loan loss which represents management’s best estimate of probable losses inherent in the Bank’s loan portfolio. The determination of the appropriate level of the allowance involves a high degree of subjectivity. If CIB Marine’s assumptions and judgments are incorrect, its allowance may not be sufficient and additional provisions may need to be made. In addition, bank regulatory agencies periodically review the adequacy of the allowance and may require an increase in the allowance or loan charge-offs. Increases in the allowance or charge-offs could have a material adverse effect on CIB Marine’s financial condition and results of operations.

The current economic environment poses significant challenges to CIB Marine’s efforts to execute its capital plan.

CIB Marine is operating in a difficult and uncertain economic environment which makes a quick return to profitability unlikely. This will continue to put pressure on already declining capital ratios at CIB Marine. In addition to the deteriorating credit quality due to the economic downturn, troubled worldwide credit markets and the specific contraction of the U.S. housing market which have been reflected in higher provision for loan losses and loan charge-offs, these same trends may also cause valuation changes and losses in other balance sheet items, most notably the investment portfolio. During future periods, as the full effects of the economic conditions on CIB Marine’s investment portfolio are determined, CIB Marine may experience write-downs in its investment portfolio if it is determined in the future that some of the investments have been OTTI. OTTI adjustments to assets or a continued deterioration in condition would further reduce the level of capital and could result in CIB Marine or the Bank being considered undercapitalized. Being undercapitalized from a regulatory standpoint would likely result in additional restrictions being placed on CIB Marine, further restricting its ability to meet its obligations as they come due. As of June 30, 2009 and as of the date of this filing, CIB Marine continued to be subject to the Agreement it entered into with the Reserve Bank in the second quarter of 2004. Failure to comply with the Agreement could have a material adverse effect on CIB Marine and its operations.

CIB Marine’s accounting policies and methods are critical to how it reports its financial condition and results of operations and require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how CIB Marine records and reports the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP in the U.S.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. CIB Marine has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding CIB Marine’s judgments and the estimates pertaining to these matters, CIB Marine cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” in the Management’s Discussion and Analysis Section and Item 8, Note 1-Summary of Significant Accounting Policies, in Part II of the 2008 Form 10-K.

Changes in accounting standards could adversely affect CIB Marine’s reported financial results.

The bodies that set accounting standards for public companies, including the FASB, the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that CIB Marine reports its financial condition and results of operations. These changes can be difficult to predict and can materially impact CIB Marine’s reported financial results. In some cases, CIB Marine could be required to apply a new or revised accounting standard, or a new or revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of CIB Marine’s financial statements for prior periods.

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

In the normal course of business, CIB Marine is subject to various legal proceedings and claims. Accordingly, although CIB Marine believes it has made adequate provisions for all current and threatened legal disputes, CIB Marine may, in the future become involved in legal disputes arising from its relationships with its shareholders, business partners and creditors, or from other sources. Such legal disputes could result in large settlements and/or judgments which could materially impair CIB Marine’s financial condition. In addition, the defense of such proceedings could result in significant expense and the diversion of management’s time and attention from the operation of the business, which could impede the CIB Marine’s ability to achieve its business objectives. Some or all of the amount CIB Marine may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance.

CIB Marine is dependent upon key personnel.

Management believes that CIB Marine’s and the Bank’s success will be greatly influenced by the continuing ability to retain the services of its existing management team. The unexpected loss of the services of CIB Marine’s or the Bank’s key management personnel or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on CIB Marine’s and the Bank’s business and financial results.

CIB Marine may be subjected to negative publicity that may adversely affect its business, financial condition, liquidity and results of operation.

CIB Marine has recently been the subject of news reports discussing its financial situation and may continue to be subject to negative publicity as the press and others speculate about whether CIB Marine will be able to continue as a going concern. These reports may have a negative impact on its business. The negative publicity could result in a loss of deposit customers and their related balances and reduced opportunity for new deposit customers even though the subsidiary bank is member FDIC and its deposit customers are provided FDIC insurance up to the limits. In addition, CIB Marine’s service providers may be reluctant to commit to contracts with the Company or do so on less favorable terms. Even if CIB Marine is able to improve its financial condition, there may be continued negative publicity and speculation about its future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the purchases of CIB Marine stock for the specified period:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2009	—	$—	N/A	N/A
May 1 to May 31, 2009	—	$—	N/A	N/A
June 1 to June 30, 2009	205,836	$1.78	N/A	N/A
	205,836	$1.78	N/A	N/A
____________
(1)	Represents shares purchased by CIB Marine from its ESOP.

ITEM 5. OTHER INFORMATION

The Compensation and Stock Option Committee of the Board of Directors clarified that the retention bonuses disclosed in CIB Marine's Form 8-K filed on February 20, 2009 are based on pre-reduction salaries in effect on December 31, 2008 for all eligible executive officers (including named executive officers John P. Hickey, Jr. and Daniel J. Rasmussen), rather than only for those eligible executive officers whose positions were schedule for elimination as part of CIB Marine's reduction in force initiative.

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

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: August 7, 2009	By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok
Chief Financial Officer