Form 10-Q
period 2009-09-30
CIB MARINE BANCSHARES INC
filed 2009-11-13
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

As of October 31, 2009 there were 18,346,442 shares issued and 18,135,395 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of September 30, 2009, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.
(Debtor in Possession)
Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$61,060	$27,854
Reverse repurchase securities	—	27,682
Federal funds sold	—	1,695
Total cash and cash equivalents	61,060	57,231
Loans held for sale	5,001	4,777
Securities available for sale	197,085	280,452
Loans	510,794	555,207
Allowance for loan losses	(20,358)	(19,242)
Net loans	490,436	535,965
Premises and equipment, net	5,190	5,794
Accrued interest receivable	3,258	4,289
Foreclosed properties	1,285	980
Assets of companies held for disposal	1,207	988
Other assets	15,139	15,920
Total assets	$779,661	$906,396
Liabilities and Stockholders’ Equity (Deficit)
Company (Debtor in Possession):
Pre-petition liabilities not subject to compromise	$266	$—
Post-petition liabilities not subject to compromise	381	—
Subtotal	647	—
Liabilities subject to compromise:
Junior subordinated debentures	61,857	—
Accrued interest payable	45,332	—
Subtotal	107,189	—
Total liabilities of the Company (Debtor in Possession)	107,836	—
Deposits:
Noninterest-bearing demand	53,966	48,060
Interest-bearing demand	29,187	34,308
Savings	122,502	123,092
Time	435,714	489,172
Total deposits	641,369	694,632
Short-term borrowings	13,843	62,806
Long-term borrowings	21,000	27,000
Junior subordinated debentures	—	61,857
Accrued interest payable	1,731	41,377
Liabilities of companies held for disposal	1,207	1,699
Other liabilities	2,069	2,223
Total liabilities	789,055	891,594
Stockholders’ Equity (Deficit)
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; authorized shares, 50,000,000; issued shares, 18,346,442; outstanding shares, 18,135,395 at September 30, 2009 and 18,341,231 at December 31, 2008	18,346	18,346
Capital surplus	158,700	158,613
Accumulated deficit	(180,395)	(151,936)
Accumulated other comprehensive loss related to available for sale securities	(913)	(10,008)
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(4,603)	—
Accumulated other comprehensive loss, net	(5,516)	(10,008)
Receivables from sale of stock	—	(51)
Treasury stock shares at cost; 218,499 at September 30, 2009 and 12,663 at December 31, 2008	(529)	(162)
Total stockholders’ equity (deficit)	(9,394)	14,802
Total liabilities and stockholders’ equity	$779,661	$906,396

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
(Debtor in Possession)
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$6,630	$9,257	$20,876	$29,866
Loans held for sale	6	13	24	17
Securities:
Taxable	2,732	3,980	9,463	12,313
Tax-exempt	4	8	12	34
Dividends	—	6	—	30
Federal funds sold	44	284	218	1,178
Total interest and dividend income	9,416	13,548	30,593	43,438
Interest Expense
Deposits	4,110	5,233	13,452	17,726
Short-term borrowings	15	578	109	1,935
Long-term borrowings	216	215	726	489
Junior subordinated debentures (contractual interest not recorded of $380 for the quarter and nine-months ended September 30, 2009)	1,853	2,193	6,283	6,561
Total interest expense	6,194	8,219	20,570	26,711
Net interest income	3,222	5,329	10,023	16,727
Provision for credit losses	10,029	10,141	19,230	19,501
Net interest loss after provision for credit losses	(6,807)	(4,812)	(9,207)	(2,774)
Noninterest Income
Loan fees	21	86	116	153
Deposit service charges	247	231	709	744
Other service fees	36	27	96	100
Other income	6	162	9	349
Gain on sale of securities	—	—	551	—
Net gain on sale of assets and deposits	38	4,155	115	4,186
Total noninterest income	348	4,661	1,596	5,532
Noninterest Expense
Compensation and employee benefits	2,945	4,266	9,955	13,080
Equipment	379	425	1,039	1,551
Occupancy and premises	507	745	1,637	2,199
Professional services	1,346	1,509	3,440	3,247
Reorganization expense	122	—	122	—
Write down of assets	721	—	1,273	—
Total other-than-temporary impairment losses	186	525	4,354	525
Portion of losses recognized in other comprehensive income	—	—	(4,142)	—
Net other-than-temporary impairment recognized in earnings	186	525	212	525
Other expense	1,960	2,409	5,372	8,893
Total noninterest expense	8,166	9,879	23,050	29,495
Loss from continuing operations before income taxes	(14,625)	(10,030)	(30,661)	(26,737)
Income tax expense (benefit)	(1)	88	99	109
Loss from continuing operations	(14,624)	(10,118)	(30,760)	(26,846)
Discontinued Operations:
Pretax income from discontinued operations	711	493	711	493
Income tax expense	—	1,571	—	1,631
Income (loss) from discontinued operations	711	(1,078)	711	(1,138)
Net loss	$(13,913)	$(11,196)	$(30,049)	$(27,984)

Loss Per Share
Basic:
Loss from continuing operations	$(0.81)	$(0.55)	$(1.69)	$(1.46)
Discontinued operations	0.04	(0.06)	0.04	(0.07)
Net loss	$(0.77)	$(0.61)	$(1.65)	$(1.53)

Diluted:
Loss from continuing operations	$(0.81)	$(0.55)	$(1.69)	$(1.46)
Discontinued operations	0.04	(0.06)	0.04	(0.07)
Net loss	$(0.77)	$(0.61)	$(1.65)	$(1.53)

Weighted average shares-basic	18,127,943	18,333,779	18,247,826	18,333,779
Weighted average shares-diluted	18,127,943	18,333,779	18,247,826	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
(Debtor in Possession)
Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
					Other	Stock
	Common Stock		Capital	Accumulated	Comprehensive	Receivables and
	Shares	Par Value	Surplus	Deficit	Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)

Balance, December 31, 2007	18,346,442	$18,346	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	(27,984)	—	—	(27,984)
Other comprehensive loss:
Unrealized securities holding losses arising during the period	—	—	—	—	(6,643)	—	(6,643)
Total comprehensive loss							(34,627)
Stock option expense	—	—	176	—	—	—	176
Reduction in receivables from sale of stock	—	—	—	—	—	70	70
Balance, September 30, 2008 (unaudited)	18,346,442	$18,346	$158,574	$(145,521)	$(5,261)	$(213)	$25,925

Balance, December 31, 2008	18,346,442	$18,346	$158,613	$(151,936)	$(10,008)	$(213)	$14,802
Cumulative effect of adoption of ASC 320-10-65-65-1 (1)	—	—	—	1,590	(1,590)	—	—
Adjusted Balance at beginning of period	18,346,442	$18,346	$158,613	$(150,346)	$(11,598)	$(213)	$14,802
Comprehensive loss:
Net loss	—	—	—	(30,049)	—	—	(30,049)
Other comprehensive loss:
Unrealized securities holding gains arising during the period	—	—	—	—	5,531	—	5,531
Realized gains due to sale of available for sale securities	—	—	—	—	551	—	551
Total comprehensive loss							(23,967)
Stock option expense	—	—	87	—	—	—	87
Purchase 205,836 shares from ESOP	—	—	—	—	—	(367)	(367)
Reduction in receivables from sale of stock	—	—	—	—	—	51	51
Balance, September 30, 2009 (unaudited)	18,346,442	$18,346	$158,700	$(180,395)	$(5,516)	$(529)	$(9,394)

(1)	See Note 6-Securities Available for Sale for additional information on CIB Marine’s adoption of ASC 320-10-65-65-1 as of January 1, 2009.

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.
(Debtor in Possession)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(30,760)	$(26,846)
Net income (loss) from discontinued operations	711	(1,138)
Net loss	(30,049)	(27,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	(40)	(275)
Depreciation and other amortization and accretion	(275)	331
Provision for credit losses	19,230	19,501
Net gain on sale of assets and deposits	(115)	(4,186)
Gain on sale of securities	(551)	—
Write down of assets	1,273	—
Net other-than-temporary impairment recognized in earnings	212	525
Originations of loans held for sale	(11,764)	(2,938)
Proceeds from sale of loans held for sale	11,646	2,601
Reorganization items	647	—
Decrease in accrued interest receivable and other assets	463	3,907
Increase in other accrued interest payable and other liabilities	6,169	8,457
Operating cash flows of discontinued operations	(711)	2,279
Net cash provided by (used in) operating activities	(3,865)	2,218
Cash Flows from Investing Activities
Maturities of securities available for sale	28,173	55,606
Purchase of securities available for sale	(9,648)	(41,825)
Proceeds from sales of securities available for sale	13,308	—
Repayments of asset-backed and mortgage-backed securities available for sale	58,839	35,263
Purchase of asset-backed and mortgage-backed securities available for sale	—	(36,354)
Net increase in Federal Home Loan and Federal Reserve Bank stocks	—	(598)
Net decrease in other investments	80	40
Net decrease (increase) in loans	25,405	(43,616)
Proceeds from sale of foreclosed properties	219	725
Proceeds from sale of branches	—	41,039
Premises and equipment disposals	15	32
Premises and equipment expenditures	(87)	(197)
Investing cash flows of discontinued operations	—	(221)
Net cash provided by investing activities	116,304	9,894
Cash Flows from Financing Activities
Increase (decrease) in deposits	(53,331)	24,904
Net (decrease) increase in short-term borrowings	(48,963)	2,643
Deposits sold (net of $3.0 million of cash deposit premium)	—	(83,704)
Increase (repayments) of long-term borrowings	(6,000)	15,000
Purchase of treasury stock	(367)	—
Decrease in receivables from sale of stock	51	—
Net cash used in financing activities	(108,610)	(41,157)
Net increase (decrease) in cash and cash equivalents	3,829	(29,045)
Cash and cash equivalents, beginning of period	57,231	74,841
Cash and cash equivalents, end of period	$61,060	$45,796
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense-continuing operations	$14,884	$20,716
Income taxes	—	(1,434)
Supplemental Disclosures of Noncash Activities
Transfer of loans to foreclosed properties	934	405
Transfer of loans to loans held for sale	—	4,010
Fair value of equity stock received in conjunction with sale of branch deposits	—	955

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine” or the “Company”) 2008 Annual Report on Form 10-K (“2008 Form 10-K”). In the opinion of management, the unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. In preparation of these statements and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855 (“ASC 855-10”) (see New Accounting Pronouncements below), CIB Marine has reviewed and evaluated subsequent events through the date this Form 10-Q was filed. The results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

CIB Marine has determined it has one reportable continuing business segment. CIB Marine, through the branch network of its subsidiary bank, CIBM Bank (the “Bank”), provides a broad range of financial services to businesses and individuals in Illinois, Wisconsin, Indiana and Arizona. These services include commercial and retail lending and accepting deposits.

As discussed in Note 2-Pre-packaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code, CIB Marine has filed a pre-packaged Plan of Reorganization and also filed as Current Report on Form 8-K dated November 5, 2009 (the “Plan”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). FASB ASC 852 Reorganizations, which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, ASC 852 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business, as well as additional disclosures. CIB Marine is the sole debtor in the bankruptcy case. Where the term “Company,” “CIB Marine” or “Debtor” is used in this Form 10-Q to describe any bankruptcy related events, such reference only describes events effecting the Company and not the Bank or any other subsidiary.

CIB Marine adopted ASC 852 for its debtor financial statements effective September 15, 2009 (the “Filing Date”) and prepared its financial statements in accordance with the requirements of ASC 852. The restructuring of the Company will have no direct impact on the operations of the Bank, which is regulated separately from the Company by both federal and state regulators and whose accounts are insured by the FDIC. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization are reported separately as reorganization items in CIB Marine’s statements of operations. The balance sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the Plan are reported at the amounts expected to be allowed by the United States Bankruptcy Court for the Eastern District of Wisconsin (the “Bankruptcy Court”), although they may ultimately be settled for different amounts. In addition, cash provided by or used for reorganization items is disclosed separately in CIB Marine’s statement of cash flows. See Note 3-Company Financial Statements (Debtor Financials) for further information about CIB Marine’s financial statement presentation under ASC 852.

As a result of CIB Marine’s inability to make the required payments on its junior subordinated debentures (“Debentures”), as further discussed in Note 12-Pre-petition Debt (Junior Subordinated Debentures), continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern. CIB Marine’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. CIB Marine’s ability to meet its obligations as they come due is substantially dependent on the successful execution of its capital plan outlined in its 2007 Annual Report on Form 10-K (the “2007 Form 10-K”) and updated in the 2008 Form 10-K and the Company’s emergence from bankruptcy reorganization. See the “Liquidity and Capital Plan Update” later in this Form 10-Q for a further update on the capital plan. CIB Marine’s interim financial statements do not include any adjustments that may be necessary should its capital plan be unsuccessful.

New Accounting Pronouncements

On July 1, 2009, the FASB issued the ASC which became the single source of authoritative nongovernmental U.S. GAAP. The ASC, which became effective in the third quarter of 2009, did not have a material financial impact on CIB Marine’s financial statements as the statement was not intended to change GAAP, but rather to change references in financial statements and accounting policies.

In September 2006, FASB issued a standard, ASC 820 Fair Value Measurements and Disclosures, which established a single authoritative definition of fair value, set out a framework for measuring fair value and provided a hierarchal disclosure framework for assets and liabilities measured at fair value. In 2008, CIB Marine partially adopted ASC 820-10-65 with respect to financial assets and liabilities and elected to defer adoption of ASC 820-10-65 on assets and liabilities that met the criteria of ASC 820-10-15. ASC 820-10-15 allowed deferral of ASC 820-10-65 with respect to nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances (for example, assets that have been deemed to be impaired). During the first quarter of 2009, CIB Marine adopted ASC 820-10-65 with respect to assets and liabilities that had met the deferral criteria of ASC 820-10-15. These included foreclosed properties and assets and liabilities of companies held for disposal. The adoption of ASC 820-10-65 with respect to nonrecurring, nonfinancial assets and liabilities did not have a material impact on CIB Marine’s consolidated financial statements. See Note 4-Fair Value of Financial Instruments for ASC 820-10-65 disclosures.

In April 2009, the FASB issued an amendment to ASC 320 Investments-Debt and Equity Securities and to ASC 820 Fair Value Measurements and Disclosures. CIB Marine elected early adoption of ASC 320-10-65 and, as discussed above, ASC 820-10-65 in the first quarter of 2009. See Note 6-Securities Available for Sale for further information of ASC 320-10-65.

Also in April 2009, the FASB issued an amendment to ASC 825 Financial Instruments. This amended statement requires disclosures about fair value of financial instruments in all interim financial statements as well as in annual financial statements. See Note 4-Fair Value of Financial Instruments for additional disclosure requirements regarding fair value.

The FASB, through an amendment to ASC 820-10-65, also provided guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. Based on the guidance of this standard, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with ASC 820-10-15. Adoption of ASC 820-10-65 in the first quarter of 2009 did not have a material impact on CIB Marine’s consolidated financial statements.

The FASB also amended ASC 320 Investments-Debt and Equity Securities which applies to investments in debt securities for which other-than-temporary impairments (“OTTI”) may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate OTTI into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in accumulated other comprehensive income (“AOCI”)). During the period of adoption of ASC 320-10-65, management is required to separately identify whether OTTI charges recognized in periods prior to adoption on securities held at the beginning of the period of adoption were related to credit losses or other non-credit factors at the measurement date of impairment. Upon adoption, the cumulative effect of any previously recorded OTTI losses related to non-credit factors are recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to AOCI. During 2008, CIB Marine recognized $1.8 million in OTTI losses on debt securities held at January 1, 2009 (the beginning of the period of adoption of the ASC 320-10-65). Management determined, based on the present value of expected cash flows in accordance with applicable guidance, that $1.6 million of the $1.8 million previously recognized OTTI losses related to non-credit factors. CIB Marine does not intend to sell these impaired securities and it is not more likely than not that CIB Marine will be required to sell these securities before recovery of the amortized cost basis of each of these securities. Accordingly, the cumulative effect of adopting ASC 320-10-65 during the first quarter of 2009 was a $1.6 million reduction to the January 1, 2009 accumulated deficit with a $1.6 million increase to accumulated other comprehensive losses.

In May 2009, the FASB issued an amendment to ASC 855 Subsequent Events, setting forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which entities shall recognize such events after the balance sheet date in its financial statements. Adoption of this standard and the required disclosures did not have a material impact on CIB Marine’s consolidated financial statements. In preparation of these financial statements and in accordance with ASC 855-10, CIB Marine has reviewed and evaluated subsequent events through the date this Form 10-Q was filed.

Note 2-Pre-packaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code

CIB Marine is the sole debtor in the bankruptcy case. Where the term “Company,” “CIB Marine” or “Debtor” is used in this Form 10-Q to describe any bankruptcy related events, such reference only describes events effecting the Company and not the Bank or any other subsidiary.

On September 15, 2009, the requisite beneficial owners of CIB Marine’s trust preferred securities (“TruPS”) gave approval to the Plan which paved the way for the Company to file the Plan in Bankruptcy Court (Case No. 09-33318) under Chapter 11 of the Bankruptcy Code. The restructuring of the Company pursuant to the Plan will have no direct impact on the operations of the Bank, which is regulated separately from the Company by both federal and state regulators and whose accounts are insured by the FDIC. The Company continues to operate its business as a “debtor in possession” under the jurisdiction and supervision of the Bankruptcy Court. CIB Marine is continuing normal business operations during the bankruptcy process and continues to take steps to reduce costs, increase revenue, and resolve loan credit issues with the intention of making, CIB Marine a stronger and more viable company upon emergence from bankruptcy. The direct effects of the Plan on CIB Marine will be to improve earnings by eliminating the interest burden associated with its TruPS-related indebtedness, and to significantly improve the capital position at the Company.

On September 16, 2009, the Bankruptcy Court approved certain first-day motions in the Chapter 11 case including, without limitation, orders authorizing the process of payment of suppliers, professionals and certain operating expenses.

Plan of Reorganization

The primary purpose of the Plan is to effectuate the restructuring and substantial de-leveraging of CIB Marine’s capital structure and to enhance its regulatory capital position. The Plan will allow CIB Marine to continue its businesses in the ordinary course and provides for full payment of allowed unsecured claims as defined in the Plan. The funds expected to be generated by CIB Marine’s operations will not be sufficient to meet its debt service requirements and satisfy its debt obligations without this restructuring.

Under the Plan, approximately $107.2 million of cumulative high-interest indebtedness of the TruPS will be exchanged for 55,624 shares of Series A 7% fixed rate preferred noncumulative perpetual stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and together with Series A Preferred, “CIB Marine Preferred”). Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. CIB Marine Preferred will have no stated redemption date and the holders will not have the right to compel the redemption of any or all of the shares. Further, dividends are noncumulative and payable only to the extent CIB Marine declared a dividend, at its discretion and subject to regulatory approval.

In connection with developing the Plan, CIB Marine reviewed its current business operations and compared its prospects as an ongoing business enterprise with the estimated recoveries of claims and equity interests in various liquidation scenarios. As a result, CIB Marine concluded that the recovery for holders of allowed claims and equity interests as defined in the Plan would be maximized by continuing to operate as a going concern. CIB Marine believes that its businesses and assets have significant value that would not be realized in liquidation, either in whole or in substantial part. Consistent with the liquidation analysis included in the Plan, the value of CIB Marine’s assets would be considerably greater if CIB Marine operates as a going concern instead of liquidating.

Continuation as a Going Concern

CIB Marine’s financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the Company bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While the Company operates as a debtor in possession under the protection of Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those recorded in its financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. CIB Marine’s financial statements as of September 30, 2009 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of the Company’s reorganization.

CIB Marine’s continuation as a going concern is contingent upon its ability to manage to the extent possible the Risk Factors outlined in Part II, Item 1A of this Form 10-Q. Although steps are being taken to achieve these objectives, there is no assurance that success will be achieved or that any measures that are achievable will result in sufficient improvement to CIB Marine’s financial position. Accordingly, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

Liabilities Subject to Compromise

As required by ASC 825, the Company has recorded liability amounts for the claims that can be reasonably estimated and which CIB Marine believes are probable of being allowed by the Bankruptcy Court. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to new claims or increases in existing claims. Liabilities subject to compromise in the consolidated balance sheet at September 30, 2009 of $107.2 million consisted of principal on the Debentures of $61.9 million and accrued interest on those borrowings of $45.3 million.

As of the Filing Date, CIB Marine discontinued recording additional interest expense on the Debentures. On a consolidated basis, contractual interest that was not recorded as interest expense amounted to $0.4 million for both the quarter and the nine month period ended September 30, 2009.

Reorganization Items

Professional advisory fees and other costs directly associated with the Plan are reported separately as reorganization expense pursuant to ASC 825. Reorganization items may also include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts as a result of the Company’s bankruptcy proceedings. For both the quarter and the nine-month periods ended September 30, 2009, $0.1 million of professional fees associated with the Bankruptcy have been recorded in the statements of operations. No reorganization expenses were incurred in 2008.

Bankruptcy Reporting Requirements

The Company began to submit monthly operating reports to the Bankruptcy Court in October 2009. These monthly reports are prepared according to the requirements of federal bankruptcy law. While CIB Marine believes that these reports will provide then-current information required under federal bankruptcy law, they will nonetheless be unconsolidated, unaudited, prepared in a format different from that used in CIB Marine’s consolidated financial statements filed under the securities laws and would be prepared for the unconsolidated holding company only. Accordingly, CIB Marine believes that the substance and format of the materials will not allow meaningful comparison with its regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court will not be prepared for the purpose of providing a basis for an investment decision relating to CIB Marine’s securities or for comparison with other financial information filed with the Securities and Exchange Commission.

Additional information on the Chapter 11 filing is available at http://www.cibm-reorgdocs.com.

Note 3-Company Financial Statements (Debtor Financials)

The unaudited unconsolidated condensed financial statements of the Company only, are presented as follows:

Condensed Balance Sheets
(Debtor in Possession)

	September 30, 2009	December 31, 2008
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from affiliated banks	$3,527	$13,237
Investments in subsidiaries	90,903	99,894
Loans to subsidiaries	604	604
Premises and equipment, net	294	512
Investment in subsidiaries held for disposal	24	(687)
Other investments	851	885
Income tax receivable	358	789
Other assets	1,881	1,871
Total assets	$98,442	$117,105
Liabilities
Pre-petition liabilities not subject to compromise	$266	$—
Post-petition liabilities not subject to compromise	381	—
Total	647	—
Liabilities subject to compromise:
Junior subordinated debentures	61,857	—
Accrued interest payable on junior subordinated debentures	45,332	—
Total liabilities subject to compromise	107,189	—

Loans to subsidiaries-subscribed stock	—	51
Accrued interest payable on junior subordinated debentures	—	39,090
Junior subordinated debentures	—	61,857
Other liabilities	—	1,305
Total liabilities	107,836	102,303
Stockholders’ Equity (Deficit)
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $1 par value; authorized shares, 50,000,000; issued shares, 18,346,442; outstanding shares, 18,135,395 at September 30, 2009 and 18,341,231 at December 31, 2008	18,346	18,346
Capital surplus	158,700	158,613
Accumulated deficit	(180,395)	(151,936)
Accumulated other comprehensive loss, net	(5,516)	(10,008)
Receivables from sale of stock	—	(51)
Treasury stock shares at cost; 218,499 at September 30, 2009 and 12,663 at December 31, 2008	(529)	(162)
Total stockholders’ equity (deficit)	(9,394)	14,802
Total liabilities and stockholders’ equity (deficit)	$98,442	$117,105

Condensed Statements of Operations (Unaudited)
(Debtor in Possession)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest and Dividend Income
Dividends from subsidiaries	$—	$—	$—	$—
Loan and other interest from subsidiaries	7	68	23	296
Total interest and dividend income	7	68	23	296
Interest Expense
Junior subordinated debentures (contractual interest not recorded of $380 for the quarter and nine months ended September 30, 2009)	1,853	2,193	6,283	6,561
Total interest expense	1,853	2,193	6,283	6,561
Net interest loss	(1,846)	(2,125)	(6,260)	(6,265)
Noninterest income (loss)
Equity in undistributed loss of subsidiaries	(9,983)	(6,944)	(18,436)	(14,970)
Fees from subsidiaries	—	1,205	1,541	3,960
Other income	1	458	2	581
Total noninterest loss	(9,982)	(5,281)	(16,893)	(10,429)
Noninterest expense
Compensation and employee benefits	7	1,645	2,849	5,323
Equipment	67	117	236	375
Occupancy and premises	6	149	209	475
Professional services	1,057	993	2,257	1,886
Reorganization expense	122	—	122	—
Write down of assets	711	79	822	78
Other	214	807	680	4,369
Total noninterest expense	2,184	3,790	7,175	12,506
Loss before income taxes	(14,012)	(11,196)	(30,328)	(29,200)
Income tax benefit	(99)	—	(279)	(1,216)
Net loss	$(13,913)	$(11,196)	$(30,049)	$(27,984)

Condensed Statement of Cash Flows (Unaudited)
(Debtor in Possession)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(30,049)	$(27,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiaries	18,436	14,970
Depreciation and amortization	151	232
Write down of assets	822	78
Deferred tax benefit	—	(3,297)
Reorganization items, net of payments	647	—
Decrease in interest receivable and other assets	(4,221)	(3,454)
Increase in interest payable junior subordinated debentures	6,242	6,519
Increase (decrease) in other interest payable and other liabilities	(657)	6,950
Net cash used in operating activities	(8,629)	(5,986)
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(51)	4
Capital expenditures	(3)	(29)
Increase (decrease) in investment in subsidiaries held for disposal	(711)	1,189
Net cash (used in) provided by investing activities	(765)	1,164
Cash Flows from Financing Activities:
Purchase of treasury stock	(367)	—
Reduction in receivable from the sale of stock	51	—
Net cash used in financing activities	(316)	—
Net decrease in cash and cash equivalents	(9,710)	(4,822)
Cash and cash equivalents, beginning of period	13,237	25,747
Cash and cash equivalents, end of period	$3,527	$20,925

Note 4-Fair Value of Financial Instruments

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Available for sale securities	$197,085	$—	$192,781	$4,304
Loans held for sale	4,821	—	4,821	—
Interest rate lock commitments	5	—	5	—
Total	$201,911	$—	$197,607	$4,304

Liabilities
OTC written options	$5	$—	$5	$—
Mortgage forward sale agreements	4	—	4	—
Total	$9	$—	$9	$—

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques used to determine such fair value, as defined by ASC 820-10-65.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Third Quarter 2009
	(Dollars in thousands)
Impaired loans (1)	$21,544	$—	$21,544	$—	$(1,857)
Foreclosed properties	1,285	—	1,285	—	(1)
Other equity investments	65	—	—	65	—
Total	$22,894	$—	$22,829	$65	$(1,858)

(1)
Impaired loans gains (losses) in the period include only those attributable to the loans represented at fair value measurements for September 30, 2009. Total impaired loans at September 30, 2009 were $46.6 million.

The following table presents a rollforward for the quarter and nine months ended September 30, 2009, of fair values measured on a recurring basis using significant unobservable inputs (Level 3).

Fair Values Measured on a Recurring Basis with Significant Unobservable Inputs (Level 3)
	September 30, 2009
	Quarter ended	Nine months ended
	(dollars in thousands)
Available for Sale Securities (1)
Beginning of period balance	$3,983	$3,254
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(67)	(67)
Included in other comprehensive income	395	1,146
Purchases, issuances and settlements	(7)	(29)
Transfers in and/or out of Level 3	—	—
Balance at September 30, 2009	$4,304	$4,304
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$328	$1,079

(1)	Structured debt obligations collateralized by pooled TruPS in Other Notes and Bonds.

Gains and losses (realized and unrealized), included in earnings (or changes in net assets) for the nine months ended September 30, 2009 (above) are reported in trading revenues and in other revenues as follows:

	Trading Revenues	Other Revenues
	(Dollars in thousands)
Total gains or losses in earnings (or changes in net assets) for the period (above)	$—	$(67)
Change in unrealized gains or losses relating to assets still held at reporting date	$—	$1,146

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

Interest Rate Lock Commitments, OTC Written Options and Mortgage Forward Sale Agreements. Together referred to as “Interest Rate Derivatives,” these instruments’ fair values are based on Level 2 quoted prices for similar transactions. The Interest Rate Derivatives reported are all related to the residential mortgage activity of CIB Marine. Interest Rate Lock Commitments are agreements with customers to originate residential mortgage loans at agreed upon interest rates. OTC Written Options represent CIB Marine’s agreement with a counterparty to deliver each respective loan agreed to under an Interest Rate Lock Commitment at a set price if the loan closes as agreed and within an agreed time period, and Mortgage Forward Sale Agreements represent CIB Marine’s agreement to deliver each respective closed loan as reported in loans held for sale within the agreed time period. Credit risk is minimal due to the combination of relatively low level of activity, the short-term nature of the Interest Rate Derivatives and the credit worthiness of the counterparty. The carrying value of the Interest Rate Derivatives are reported in Other Assets and Other Liabilities on the Consolidated Balance Sheet, and gains and losses are recorded in Other Income of the Consolidated Statement of Operations. The Notional Amounts are reported within this Note.

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

Other Equity Investments. Other equity investments are those equity investments represented in Other Assets on the Consolidated Balance Sheet and Note 9-Other Assets that are carried at market value when it is below CIB Marine’s cost. The fair value is estimated using Level 3 inputs based primarily on an estimate of CIB Marine’s respective ownership share in the net worth of the entity.

The table below summarizes the information required by ASC 825-10-65.

	September 30, 2009
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$61,057	$61,057
Loans held for sale	5,001	5,001
Securities	197,085	197,085
Loans, net	490,436	492,438
Federal Home Loan Bank and other equity investments (1)	11,620	11,620
Accrued interest receivable	3,258	3,258
Financial liabilities:
Deposits	641,369	646,993
Short-term borrowings	13,843	13,843
Long-term borrowings	21,000	21,686
Liabilities subject to compromise (2)	107,189
Accrued interest payable	1,207	1,207

	September 30, 2009
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$44,706	$5	$5
Standby letters of credit	2,147	(3)	(3)
Interest rate derivatives	2,444	(9)	(9)

	December 31, 2008
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$57,231	$57,231
Loans held for sale	4,777	4,777
Securities	280,452	280,452
Loans, net	535,965	533,914
Federal Home Loan Bank and other equity investments (1)	11,620	11,620
Accrued interest receivable	4,289	4,289
Financial liabilities:
Deposits	694,632	702,548
Short-term borrowings	62,806	62,806
Long-term borrowings	27,000	27,985
Junior subordinated debentures (3)	61,857
Accrued interest payable	41,377	41,377

	December 31, 2008
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$110,951	$—	$—
Standby letters of credit	3,913	(24)	(24)
Interest rate derivatives	3,463	—	—

(1)
The carrying amount and estimated fair value of FHLB stock was $11.6 million at both September 30, 2009 and December 31, 2008; and other equity investments excluding those accounted for under the equity method of accounting were $0.07 million at both September 30, 2009 and December 31, 2008.

(2)	See Liabilities Subject to Compromise (Junior Subordinated Debentures) below for Estimated Fair Value information.
(3)	See Junior Subordinated Debentures below for Estimated Fair Value information.

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

The following describes the methodology and assumptions used to estimate fair value of financial instruments required by ASC 825-10-65.

Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value. For purposes of this disclosure only, cash equivalents include cash and due from banks, Federal Funds sold and reverse repurchase agreements.

Available for Sale Securities

The estimated fair values of securities by type are provided in Note 6-Securities Available for Sale. These are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using Level 2 and Level 3 pricing inputs as described within this Note 4-Fair Values of Financial Instruments.

Loans held for Sale

The fair value of loans held for sale, consisting primarily of commercial loans and residential mortgage loans, is estimated based on the underlying value of the collateral of the commercial loan and using current market prices for similar residential mortgage loans in the market.

Loans Receivable

The fair values of loans receivable were estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and maturities. The carrying value of loans receivable is net of the allowance for loan losses.

Federal Home Loan Bank and Federal Reserve Bank Stock

The carrying amounts of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“Reserve Bank”) stock approximate their fair values.

Accrued Interest Receivable

The carrying amounts of accrued interest approximate its fair value.

Deposit Liabilities

The carrying value of deposits with no stated maturity approximates their fair value as they are payable on demand. The estimated fair value of fixed time deposits is based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates of alternative funding sources currently available for similar remaining maturities.

Short-term Borrowings

The carrying value of short-term borrowings payable within three months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Borrowed funds with a maturity greater than three months for which quoted prices were not available were valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, short-term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, U.S. Treasury tax and loan notes, lines of credit, commercial paper and other similar borrowings.

Long-term Borrowings

The fair market value of long-term borrowings payable were based on discounted cash flows using current quoted rates as the discount rate.

Junior Subordinated Debentures

An estimate of fair value of the Debentures for December 31, 2008 had not been made because it was not practicable to make such estimate at that time. Information pertinent to estimating fair value is available in Note 12-Pre-petition Debt (Junior Subordinated Debentures).

Liabilities Subject to Compromise (Junior Subordinated Debentures)

An estimate of fair value of the Debentures and the related accrued interest payable for September 30, 2009 has not been made because it is not practical to make such an estimate at this time due to the bankruptcy proceeding. Information pertinent to estimating fair value is available in Note 12-Pre-petition Debt (Junior Subordinated Debentures).

Accrued Interest Payable

The carrying amount of accrued interest is used to approximate its fair value.

Off-Balance Sheet Instruments

The fair value and carrying value of letters of credit and unused and open ended lines of credit have been estimated based on the unearned fees charged for those commitments, net of accrued liability for probable losses.

The fair value of interest rate derivatives are estimated using Level 2 quoted prices for similar transactions described within this Note.

Note 5-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At September 30, 2009, options to purchase 752,326 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options.

The following is a reconciliation of stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value Per Share
Shares under option at December 31, 2008	1,101,617	$2.17-22.89	$6.16
Granted	—	$—			$—
Lapsed or surrendered	(238,797)	3.70-22.89	8.76
Exercised	—	—	—
Shares under option at September 30, 2009	862,820	$2.17-22.89	$5.44	6.55
Shares exercisable at September 30, 2009	495,920	$2.17-22.89	$6.57	5.86

The following table shows activity relating to nonvested stock options:

Nonvested stock options at December 31, 2008	528,000
Granted	—
Vested	(77,500)
Forfeited	(83,600)
Nonvested stock options at September 30, 2009	366,900

Fair value has been estimated using the Black-Scholes model as defined in ASC 718-10. There were no options granted in the first nine months of 2009.

ASC 718-10’s fair value method resulted in $0.1 million compensation expense for both the first nine months of 2009 and 2008. In accordance with ASC 718-10, CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. At September 30, 2009, CIB Marine had $0.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

ASC 718-10 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under previous literature. There were no such tax benefits during the first nine months of 2009 or 2008.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus.

Note 6-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2009
U.S. government agencies	$18,585	$1,088	$—	$19,673
Obligations of states and political subdivisions	30,204	1,185	100	31,289
Other notes and bonds	8,702	—	4,248	4,454
Mortgage-backed securities (agencies)	74,704	3,117	—	77,821
Mortgage-backed securities (non-agencies)	69,451	141	6,528	63,064
Equity securities (at cost basis)	955	—	171	784
Total securities available for sale	$202,601	$5,531	$11,047	$197,085

December 31, 2008
U.S. government agencies	$44,835	$2,244	$—	$47,079
Obligations of states and political subdivisions	30,236	622	624	30,234
Other notes and bonds	9,012	—	5,409	3,603
Commercial paper	4,800	—	—	4,800
Mortgage-backed securities (agencies)	107,194	1,754	26	108,922
Mortgage-backed securities (non-agencies)	93,428	71	8,504	84,995
Equity securities (at cost basis)	955	—	136	819
Total securities available for sale	$290,460	$4,691	$14,699	$280,452

Securities available for sale with a carrying value of $158.8 million and $222.3 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of September 30, 2009, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$4,456	$4,596
Due after one year through five years	20,286	21,601
Due after five years through ten years	10,646	11,219
Due after ten years	22,103	18,000
	57,491	55,416
Mortgage-backed securities	144,155	140,885
Other equities (at cost basis)	955	784
Total securities available for sale	$202,601	$197,085

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2009
Obligations of states and political subdivisions	$4,028	$56	$919	$44	$4,947	$100
Other notes and bonds	—	—	4,304	4,248	4,304	4,248
Mortgage-backed securities	8,226	2,063	43,598	4,465	51,824	6,528
Equity security (at cost basis)	—	—	784	171	784	171
Total securities with unrealized losses	$12,254	$2,119	$49,605	$8,928	$61,859	$11,047
Securities without unrealized losses					135,226
Total securities					$197,085

December 31, 2008
Obligations of states and political subdivisions	$8,780	$428	$2,260	$196	$11,040	$624
Other notes and bonds	1,220	1,516	2,034	3,893	3,254	5,409
Mortgage-backed securities	83,820	8,530	14	—	83,834	8,530
Equity security (at cost basis)	819	136	—	—	819	136
Total securities with unrealized losses	$94,639	$10,610	$4,308	$4,089	$98,947	$14,699
Securities without unrealized losses					181,505
Total securities					$280,452

For those securities with fair value less than cost at September 30, 2009, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI; except for the following: (1) two mortgage-backed securities (non-agency) (“Non-agency MBS”) $0.1 million credit related OTTI during the third quarter of 2009, with amortized costs and unrealized losses totaling $3.4 million and $1.5 million, respectively, at September 30, 2009 and (2) two structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt included in other notes and bonds collateralized debt obligations with $0.07 million credit related OTTI during the third quarter of 2009, with amortized costs and unrealized losses totaling $4.7 million and $3.2 million, respectively.

Proceeds from the sales of securities available for sale during the first quarter of 2009 were $13.3 million and CIB Marine realized a gain on the sale of $0.6 million. There were no sales of securities during the first nine months of 2008 or in the second and third quarters of 2009.

Net unrealized losses on investment securities at September 30, 2009 were $5.5 million compared to $10.0 million at December 31, 2008. As of September 30, 2009, other notes and bonds accounted for $4.2 million, Non-agency MBS accounted for $6.4 million and other equity accounted for $0.2 million in net unrealized losses. The remaining securities have net unrealized gains of $5.3 million at September 30, 2009.

Municipal Securities. As of September 30, 2009 the municipal securities were all rated investment grade by nationally recognized statistical rating agencies, except one security rated B. That security had a par value of $2.5 million and an unrealized loss of $0.04 million. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell any of its municipal securities before recovery of their amortized cost bases, which may be maturity. In addition, CIB Marine has determined a credit loss does not exist and as a result has not recognized any OTTI in its municipal securities.

Other Notes and Bonds. At September 30, 2009, CIB Marine held $8.9 million par value with an amortized cost of $8.7 million and $4.5 million fair value of other notes and bonds, which included $8.7 million par value with an amortized cost of $8.6 million and $4.3 million fair value of structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt and to a lesser extent insurance company and real estate investment trust debt. None of CIB Marine’s other note and bond security holdings, beneficial or otherwise, of TruPS or subordinated debt issued by organizations in the financial industry are in the form of a single-issuer debt obligation. The fair value of these securities was $3.3 million at December 31, 2008. To a limited extent these securities are protected against loss by credit enhancements such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, they also may be a security that is subordinated to more senior classes.

CIB Marine evaluates for OTTI and performs assessments depending on the security as prescribed by ASC 820 Fair Value Measurements and Disclosures, and ASC 320 Investments-Debt and Equity Securities, and ASC 325 Investments-Other. In addition, for some of the evaluations for OTTI, CIB Marine performs assessments prescribed by ASC 325-40-65 in determining whether it is probable that an adverse change in the estimated cash flows has occurred. This evaluation of estimated cash flows includes an assessment of the credit risk inherent in the pool of collateral, estimates of the timing and severity of the issuer deferrals and defaults and related recovery and their impact on estimated cash flow waterfalls for both interest and principal. CIB Marine also considers current levels of over-collateralization and collateral coverage tests that trigger changes in the cash flow waterfalls in performing the analysis.

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

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its other notes and bonds before recovery of their amortized cost bases, which may be at maturity. For information on these securities see the table below titled “Structured Debt Obligations Collateralized Primarily by Pooled Trust Preferred Securities.” For CIB Marine’s holdings in PreTSL 23 and 26 at September 30, 2009 the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of these securities began receiving “payments-in-kind” (“PIK”) at their last payment date in June 2009 and are expected to continue to receive PIK rather than cash at their future interest due dates, and in taking this in combination with the expected future deferrals and defaults given the deterioration in the financial industry has expanded enough to consider these two securities to be OTTI. The cash that is received from performing issuers in each respective collateral pool will be directed to pay down the par values of certain classes senior to the class held by CIB Marine’s thereby reducing the more senior classes’ par values and by this process itself improving the collateral position of CIB Marine’s subordinated classes. In effect, PIK acts like a compounding of interest for CIB Marine’s holdings and will continue until such time as certain collateral thresholds are restored, if they are restored, at which time payments in cash will resume. At this time CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for $0.07 million in credit related OTTI recorded during the third quarter of 2009. It is estimated for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, it would take an additional 19% and 26%, respectively, of performing collateral to defer or default for there to be a reduction in the yield through the maturity of the securities from the original yield at acquisition (a “Break in Yield”).

Due to the uncertainties related to the timing and amounts of the future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, however, CIB Marine considers them to be OTTI and has recorded $0.07 million in credit related OTTI during the third quarter of 2009, and placed them on non-accrual. Further deterioration in the financial industry beyond what is currently expected potentially could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $3.1 million of unrealized loss recorded in the AOCI is largely related to a decline in prices in these securities over the course of the past year due to the lack of demand and liquidity in this securities sector, the deteriorated condition of the economy, capital markets and financial industry and the perceptively higher risk today that losses in the collateral pools could be higher than what is expected. With the contractual PIK process described earlier in this section, all the respective securities were performing as to full and timely payments at September 30, 2009 as permitted under the contractual arrangements.

Additional information as of September 30, 2009, related to these debt obligations and related OTTI is provided in the table below:

Structured Debt Obligations Collateralized Primarily by Pooled Trust Preferred Securities
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Total credit related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI (2)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Current Collateral Balances/ Break in Yield (3)/Coverage (4)
(dollars in thousands)
PreTSL 23	C-FP(1)	$747	$267	$(480)	$67	$(480)	C/NR/CCC	17/19/(11)
PreTSL 26	B-1(1)	3,949	1,326	(2,623)	—	(2,623)	B2/NR/CCC	20/26/(11)
PreTSL 27	A-1	1,896	1,274	(622)	—	—	A3/BBB(n)/AA	20/41/28
PreTSL 28	A-1	1,961	1,438	(523)	—	—	A3/BBB(n)/A	13/43/40

(1)
CIB Marine’s security holdings in PreTSL 27 and 28 are the most senior of the classes in the deal; CIB Marine’s security holdings in PreTSL 23 and 26 are not the most senior of the classes in the deal nor are they the most deeply subordinated.

(2)	Total OTTI Recognized in Earnings and AOCI are since the acquisition date of the securities by CIB Marine.
(3)
The percent of additional immediate defaults of performing collateral at a 15% loss severity rate that would cause a Break in Yield, meaning that the security would not receive all its contractual cash flows through maturity even though a class could enter a period where payments received are PIK but later paid in cash in addition to any accrued interest on the PIKs. Based on a collateral level analysis, PreTSL 23 projected deferrals and defaults indicate there would be a break in yield resulting in credit component OTTI.

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

Mortgage-Backed Securities (Non-Agencies). The unrealized losses in Non-agency MBS were primarily caused by deterioration in credit quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security holding based upon the relative credit quality and liquidity premiums applicable to each security. At September 30, 2009, CIB Marine had Non-agency MBS holdings of $70.5 million par value with a fair value of $63.1 million, down from holdings at December 31, 2008, of $96.5 million par value with a fair value of $85.0 million. The decline of $26.0 million in par value was due entirely to the repayment and prepayment of principal. CIB Marine’s principal and interest payments received from the securities from the purchase date through September 30, 2009, have all been timely and in full.

At the time of purchase, all of CIB Marine’s Non-agency MBS were credit rated AAA by all of Moody’s, Standard and Poor’s and Fitch to the extent they had rated the security, and in every case at least two of the firms had rated each security. In addition, at September 30, 2009, all these securities were performing with respect to the full and timely receipt of principal and interest payments due to CIB Marine. At September 30, 2009, securities with a par value of $25.3 million and unrealized losses of $4.4 million were below investment grade compared to securities with a par value of $4.2 million and no unrealized losses at December 31, 2008. The table below displays the current composition of the Non-agency MBS portfolio based on the lowest credit rating assigned by any of Moody’s, Standard and Poor’s or Fitch that have assigned a rating.

Total Non-Agency Mortgage Backed Securities Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$24,844	$24,310	$(521)
AA	6,002	5,976	(254)
A	5,555	5,481	(367)
BBB	8,780	8,768	(819)
BB or below (1)	25,348	24,916	(4,426)
Total	$70,529	$69,451	$(6,387)

(1)	BB and lower credit ratings are considered to be below investment grade. All the securities were originally AAA.

Non-agency MBS are assessed for OTTI within the scope of ASC 320 Investments-Debt and Equity Securities, by determining whether a decline in fair value below the amortized cost basis is other-than-temporary. If an OTTI is determined to exist, then the cost basis of the security is written down by the amount of OTTI recognized in earnings. If CIB Marine does not intend to sell the investments and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of the amortized cost basis less any current period credit loss, the amount of the OTTI recognized in earnings is the amount related to expected credit loss only and not the level of impairment related to other factors; otherwise it is the full unrealized loss of the security related to both credit loss, as well as to other factors.

CIB Marine considers a number of factors in assessing whether or not a credit loss exists and the period over which recovery of any unrealized loss is expected to occur, including: the length of time the fair value has been less than the amortized cost basis, the payment structure of the debt security, failure of the issuer to make scheduled interest or principal payments, any changes to the rating by a rating agency, recoveries or any additional decline to the fair value subsequent to the balance sheet date, the degree to which any subordinated interests (if any) are able to absorb estimated losses in the collateral, and conditions related to the specific security and its collateral. With respect to the latter, a number of factors are considered, including past and current debt ratings, projected prepayment speeds, past and current payment status, past and current levels of defaults and estimates of related recoveries, and estimates of future defaults and their related recoveries, and other factors. Estimates of future levels of defaults and related recoveries involve consideration of a number of contributing inputs, including but not limited to the year of origination, current pay status, trends in home value appreciation (depreciation) for year of issuance, original loan-to-value ratios, borrower credit scores, loan documentation types and others. In addition to using various sources for the inputs from others deemed to be reliable, the resulting estimates of collateral losses are compared to those derived by others, where available, to determine reasonableness of the estimates.

The predominant form of underlying collateral in the Non-agency MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgage size with both traditional and non-traditional underwriting qualities (e.g., jumbo, conforming Alt-A and jumbo Alt-A which includes reduced documentation types). All of CIB Marine’s Non-agency MBS are senior in position to the issuance of securities that included subordinated tranches of securities issued to absorb losses, to the extent they are able, prior to CIB Marine’s securities. The securities are from vintages between and including 2002 through 2006. As of September 30, 2009, the vintages from 2004 or earlier represented $30.7 million in amortized cost with a market value of $29.8 million and an unrealized loss of $0.9 million, and the vintages from 2005 through 2006 represented $38.7 million in amortized cost with a market value of $33.3 million and an unrealized loss of $5.4 million. As of September 30 2009, the mean and median percentages for each security, respectively, of various delinquency and non-performance measures to the total mortgage loans collateralizing those securities were: (1) 3.06% and 1.53%, respectively, for loans 60 or more days past due but not in foreclosure or transferred to other real estate owned, (2) 2.97% and 1.07%, respectively, for loans in foreclosure plus other real estate owned, and (3) 6.03% and 2.45%, respectively, for the total of loans 60 or more days past due, in foreclosure and other real estate owned. With respect to the ratios reported in (3), the range across the securities was 0.0% to 28.2%. The State of California represents the highest geographic concentration of loans with a range of loans within each respective securities collateral pool ranging from 16% to 100% from California but with the majority of the securities within 30% to 50%. Other states representing geographic concentrations of at least 10% within any one or more of the collateral pools include Florida, Maryland, Massachusetts, New York, Texas and Virginia.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its Non-agency MBS before recovery of their amortized cost bases, which may be maturity, except for two securities where CIB Marine does not expect to recover the entire amortized cost of the securities. For those two securities, OTTI related to credit loss and recognized in earnings was $0.2 million and $0.1 million during 2008 and the first three quarters of 2009, respectively; and the OTTI related to other factors and recognized in AOCI was $0.2 million and $0.3 million during 2008 and the first three quarters of 2009, respectively. On January 1, 2009 upon adoption of ASC 320-10-65 an adjustment of $1.6 million was made between retained earnings and AOCI that had previously been recognized in earnings during 2008, as required under previous the accounting standards applicable to the period ended December 31, 2008.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions included annualized prepayment speeds ranging between 6% and 15%, future cumulative default rates ranging between 34% and 40%, cumulative loss severity rates ranging between 43% and 48%, and resulting future cumulative collateral loss rates ranging between 15% and 19% at a prepayment speed of 6%. Resulting cash flows were projected considering the affects of related subordinated securities to derive expected credit loss outcomes through maturity.

Total Non-Agency Mortgage Backed Securities with OTTI As of September 30, 2009
Credit Category	Amortized Cost	Fair Value	Unrealized Gain(Loss)	Total OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI	Range of Non-Performing Loans to Total Loans (3)	Range of Mean Original Loan to Values (3)	Vintages	Range of Current Levels of Credit Support from Subordination
(dollars in thousands)
Investment Grade	$0	$0	$0	$0	$0	NA	NA	NA	NA
Below Investment Grade (1)	3,393	1,892	—	(348)	(1,501)	22 – 28%	73 - 73%	2006	3.7 – 4.5%
Total	$3,393	$1,892	$—	$(348)	$(1,501)	22 – 28%	73 - 73%	2006	3.7 – 4.5%

(1)	BB and lower credit ratings are considered to be below investment grade. All the securities were originally AAA.
(2)	All total OTTI recognized in earnings have been related to credit loss.
(3)
Ranges represent the high and low measures for each security’s respective loan collateral pool for securities with OTTI recognized. Non-performing loans here means past due 60 or more days, in foreclosure or held as real estate owned. The full amount of non-performing loans are not expected to translate into a dollar for dollar loss to the collateral pool due to borrower efforts to bring the loans current or sell the mortgage residential properties or collection activities of the servicing agents that includes liquidation of collateral and the pursuit of deficiencies where available from the borrowers.

Equity Securities. As of September 30, 2009, CIB Marine held marketable equity securities from a single issuer amounting to $1.0 million in cost basis and $0.8 million in fair value with an unrealized loss of $0.2 million. At December 31, 2008, the unrealized loss on such securities was $0.4 million. The unrealized loss is in part related to the continued decline in community bank stock prices since the time CIB Marine obtained the stock in relation to the sale of certain assets and deposits of Citrus Bank, N.A. during the third quarter of 2008. Based on an evaluation of CIB Marine’s ability and intent to hold the securities for a reasonable period of time sufficient for a forecasted recovery of fair value, CIB Marine does not consider the securities to be OTTI as of September 30, 2009.

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

Rollfoward of OTTI Related to Credit Loss. The following table is a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings for which a portion of OTTI was recognized in AOCI for the quarter and nine months ended September 30, 2009:

Rollforward of OTTI
	September 30, 2009
	Quarter Ended	Nine Months Ended
	(Dollars in thousands)
Beginning of period balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in other comprehensive income	$228	$202
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	186	212
Balance at September 30, 2009 of credit losses related OTTI for which a portion was recognized in other comprehensive income	$414	$414

Note 7-Loans

The composition of the loan portfolio is as follows:

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$72,436	14.2%	$75,289	13.6%
Commercial real estate	267,199	52.5	258,881	46.8
Commercial real estate construction	60,917	12.0	86,909	15.7
Residential real estate	20,874	4.1	26,110	4.7
Home equity (1)	85,076	16.6	103,253	18.7
Consumer	2,952	0.6	2,990	0.5
Receivables from sale of CIB Marine stock	—	—	(51)	—
Gross loans	509,454	100.0%	553,381	100.0%
Deferred loan costs	1,340		1,826
Loans	510,794		555,207
Allowance for loan losses	(20,358)		(19,242)
Loans, net	$490,436		$535,965

(1)
Includes purchased fixed rate home equity pools. At September 30, 2009 and December 31, 2008, the total outstanding balance of these purchased pools was $37.4 million and $52.2 million, the amount of loans past due 30 to 89 days and still accruing interest was $3.2 million and $2.0 million and the loss reserves allocated to these two pools totaled $5.5 million and $4.5 million, respectively.

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, the Bank in the ordinary course of business. Such loans totaled $2.0 million and $3.3 million at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 and December 31, 2008, CIB Marine had $0.4 million and $0.2 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. No specific reserves were allocated to these loans at both September 30, 2009 and December 31, 2008. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

The following table lists information on nonperforming and certain past due loans:

	September 30,2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual-loans	$46,132	$15,072
Nonaccrual-loans held for sale	2,601	2,025
Restructured loans	778	—
Loans 90 days or more past due and still accruing-loans	—	1,040
Loans 90 days or more past due and still accruing-loans held for sale	500	1,680

Information on impaired loans is as follows:

	September 30,2009	December 31, 2008
	(Dollars in thousands)
Impaired loans without a specific allowance	$26,631	$4,363
Impaired loans with a specific allowance	19,965	9,789
Total impaired loans	$46,596	$14,152
Specific allowance related to impaired loans	$5,074	$3,847

The decline in performance of loans, and in particular those classified as nonaccrual loans, caused an increase in impaired loans. The increase in specific allowances related to impaired loans increased by an amount that was less than proportionate to the increase in impaired loans. This is due to charge-offs already taken on certain impaired loans and their respective impairment amounts and due to each new impaired loan’s respective impairment analysis including the level of expected discounted cash flows and collateral valuations.

Changes in the allowance for loan losses were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$17,121	$22,640	19,242	20,706
Charge-offs	(6,859)	(7,160)	(18,510)	(15,890)
Recoveries	67	209	396	1,513
Net loan charge-offs	(6,792)	(6,951)	(18,114)	(14,377)
Allowance for loans sold	—	(581)	—	(581)
Transfer from accrual for unfunded standby letters of credit to funded standby letters of credit	—	510	—	510
Provision for loan losses	10,029	10,355	19,230	19,715
Balance at end of period	$20,358	$25,973	$20,358	$25,973
Allowance for loan losses as a percentage of loans	3.99%	4.46%	3.99%	4.46%

During the third quarter and first nine months of 2009, the provision for credit losses included approximately $4.6 million and $10.7 million, respectively, related to the purchased home equity pools as compared to $5.1 million and $9.7 million, during the third quarter and first nine months of 2008, respectively.

The allowance for loan losses as a percentage of loans declined from September 30, 2008 to September 30, 2009, as a result of a reduction in the proportion of the portfolio represented by home equity and construction and development loans, and the level of charge-offs for loans relative to the respective loan’s level of allocated allowances for loan losses.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.5 million and $2.0 million as of September 30, 2009 and December 31, 2008, respectively.

Note 8-Companies Held For Disposal and Discontinued Operations

At September 30, 2009, assets and liabilities of companies held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron Corporation (“Canron”). The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until December 31, 2009.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both September 30, 2009 and December 31, 2008, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 9-Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	$11,555	$11,555
Prepaid expenses	1,176	950
Accounts receivable	81	124
Trust preferred securities underwriting fee, net of amortization (2)	1,184	1,225
Other investments	1,062	1,167
Income tax receivable (1)	80	890
Other	1	9
	$15,139	$15,920

(1)	December 31, 2008 includes $0.7 million tax receivable from company held for disposal per tax sharing agreement. This tax receivable was written off in the third quarter of 2009.
(2)	Asset will be written off upon confirmation of the Plan.

The major components of other investments is investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $1.0 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively. In addition CIB Marine holds an interest in a small business investment company with a carrying value of $0.1 million at both September 30, 2009 and December 31, 2008.

As a member of the FHLB of Chicago, the Bank is required to maintain minimum amounts of FHLB of Chicago stock as required by that institution.

In October 2007, the FHLB Chicago entered into a consensual Cease and Desist Order (the “FHLB C&D”) with its regulator, the Federal Housing Finance Board (“Finance Board”). The FHLB C&D states that the Finance Board has determined that requiring the FHLB Chicago to take the actions specified in the FHLB C&D will improve the condition and practices of the FHLB Chicago, stabilize its capital, and provide the FHLB Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board. Under the terms of the FHLB C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board ("OS Director"). The FHLB C&D provides that the OS Director may approve a written request by the FHLB Chicago for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the FHLB Chicago and its continued safe and sound operations. The FHLB C&D also provides that dividend declarations are subject to the prior written approval of the OS Director and that the FHLB Chicago must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount and other factors including regulatory. Based on this information CIB Marine believes the cost of the investments will be fully recovered. The FHLB Chicago did not declare any dividends for the nine months ended September 30, 2009 or the comparable period in 2008. At both September 30, 2009 and December 31, 2008, CIB Marine had $11.6 million in FHLB Chicago stock, of which $1.1 million and $3.4 million, respectively, were required stock holdings to maintain the level of borrowings outstanding with the FHLB of Chicago.

Note 10-Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents information regarding short-term borrowings:

	September 30, 2009		December 31, 2008
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$13,650	0.45%	$19,908	0.68%
Treasury, tax, and loan notes	193	—	2,898	—
Federal Home Loan Bank	—	—	40,000	0.55
Total short-term borrowings	$13,843	0.44%	$62,806	0.57%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLB borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged. As part of a collateral arrangement covering both short-term and long-term borrowings from the FHLB, CIB Marine had securities pledged with a fair value of $78.5 million and $74.8 million at September 30, 2009 and December 31, 2008, respectively.

In 2004, CIB Marine entered into a written agreement with the Reserve Bank of Chicago (the “Agreement”). Among other items, the Agreement requires CIB Marine to obtain Reserve Bank approval before incurring additional borrowings or debt, and pre-approval to pay interest on Debentures.

Note 11-Long-term Borrowings

Long-term borrowings consist of borrowings having an original maturity of greater than one year.

FHLB

The following table presents information regarding amounts payable to the FHLB Chicago that are included in the consolidated balance sheets as long-term borrowings:

	September 30, 2009		December 31, 2008		Schedulede
	Balance	Rate	Balance	Rate	Maturity
	(Dollars in thousands)
	$—	—%	$6,000	4.52%	4/24/09
	3,000	4.49	3,000	4.49	10/26/09
	3,000	4.54	3,000	4.54	10/25/10
	5,000	3.32	5,000	3.32	02/16/10
	5,000	3.95	5,000	3.95	08/15/11
	5,000	4.21	5,000	4.21	08/14/12
Total	$21,000	4.02%	$27,000	4.14%

Note 12-Pre-petition Debt (Junior Subordinated Debentures)

The following table presents information regarding CIB Marine’s Debentures at both September 30, 2009 and December 31, 2008:

	Balance	Issue Date	Interest Rate	Maturity Date	Callable After
	(Dollars in thousands)
CIB Marine Capital Trust I	$10,310	03/23/00	10.88%	03/08/30	03/08/10
CIB Statutory Trust III	15,464	09/07/00	10.60	09/07/30	09/07/10
CIB Statutory Trust IV	15,464	02/22/01	10.20	02/22/31	02/22/11
CIB Statutory Trust V	20,619	09/27/02	Variable (1)	09/27/32	09/30/07
Total junior subordinated debentures	$61,857

(1)	Three-month LIBOR + 3.40% adjusted quarterly, which was 3.69% and 4.87% at September 30, 2009 and December 31, 2008, respectively.

CIB Marine has formed four statutory business trusts (“Trusts”) for the purpose of issuing TruPS and investing the proceeds thereof in Debentures of CIB Marine. The Trusts used the proceeds from the issuance of the TruPS and the issuance of its common securities to CIB Marine to purchase the Debentures. Interest on the Debentures and distributions on the TruPS are payable either quarterly or semi-annually in arrears. CIB Marine had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the Debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the Debentures. As a result of the Agreement entered into with its regulator, CIB Marine elected to defer all such interest payments subsequent to December 31, 2003, and as a result the Trusts deferred distributions on their respective TruPS. At September 30, 2009 and December 31, 2008 CIB Marine had accrued interest payable on its $61.9 million Debentures of $45.3 million and $39.1 million, respectively. As of the Filing Date, interest expense on these Debentures is no longer being accrued. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required interest payments such that, by April 30, 2009, CIB Marine was in default with respect to the Debentures issued to all four of the Trusts. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the deferral period and while in default, CIB Marine may not pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment on its stock, or make any payment of principal, interest or premium, or redeem any similar debt securities of CIB Marine, subject to certain limitations. The TruPS are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The TruPS qualify as regulatory capital, subject to regulatory limitation.

On March 16, 2009, CIB Marine issued a consent solicitation seeking the consent of the holders of its TruPS to a proposed restructuring plan that would have converted the debt under the Debentures into preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the TruPS (see the discussion in the Liquidity and Capital Plan Update section). The vote was concluded on May 11, 2009, however, CIB Marine did not receive the requisite number of votes to approve the plan of restructuring.

On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding a proposed pre-packaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code that was presented to the TruPS holders for their approval. Under the Plan, approximately $105.3 million (as of July 16, 2009) of cumulative high-interest indebtedness of the TruPS will be exchanged for 55,624 shares of Series A 7% fixed rate preferred noncumulative perpetual stock with a stated value of $1,000 per share and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share. Each share of Series B Preferred will be convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. The CIB Marine Preferred will have no stated redemption date and holders will not have the right to compel the redemption of any or all of the shares. Further, dividends will be noncumulative and payable only to the extent CIB Marine declared a dividend, at its discretion and subject to regulatory approval. The effects of the Plan, which was approved by the TruPS holders on September 15, 2009 and confirmed by the Bankruptcy Court on October 29, 2009 would improve earnings by eliminating the interest burden on CIB Marine associated with the TruPS-related indebtedness, and significantly improve its capital position. See Subsequent Events Section in Part I, Item 2 of this Form 10-Q for update of bankruptcy proceeding.

Under the Plan, common shareholders would not be impaired. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own slightly less than 50% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine.

The Federal Reserve Board (“FRB”) has a rule limiting the inclusion of Debentures in Tier 1 equity capital. The ruling limited the total restricted Tier 1 capital elements, including Debentures, net of investment in trust, to 25% of total Tier 1 capital elements, net of goodwill less any associated deferred tax liability. At September 30, 2009, CIB Marine did not include any of its Debentures in Tier 1 capital.

Note 13-Other Liabilities

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Accounts payable	$85	$179
Accrued real estate taxes	124	147
Accrued compensation and employee benefits	845	681
Accrued professional fees	31	490
Accrued other expenses	648	448
Other liabilities	336	278
	$2,069	$2,223

Note 14-Stockholders’ Equity (Deficit)

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock and made by the Bank to borrowers who used the proceeds to acquire CIB Marine stock, are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The balance of loans classified as receivable from sale of stock was $0.05 million at December 31, 2008. There were no such loans outstanding at September 30, 2009.

Treasury Stock

The Bank acquired certain shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. Also, during the quarter ended June 30, 2009, CIB Marine repurchased 205,836 shares of stock held in the employee stock ownership plan sponsored by CIB Marine. At both September 30, 2009 and December 31, 2008, 7,452 shares of treasury stock were directly owned by the Bank and thus were not excluded from the number of shares outstanding.

Regulatory Capital

CIB Marine and the Bank are subject to various regulatory capital requirements administered by the banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and the Bank are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank‘s capital amounts and classifications are also subject to qualitative judgments by its regulators about components, risk weightings and other factors. To be categorized as well capitalized, the Bank must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

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

Under the definition of capital levels within the C&D order, a bank is classified as adequately capitalized if it is at or above the targeted level of capital specified in the order. At September 30, 2009, the Bank was adequately capitalized under this definition.

At both September 30, 2009 and December 31, 2008, CIB Marine was subject to the Agreement it entered into with the Reserve Bank in the second quarter of 2004. Among other items, the Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of the Bank, CIB Marine’s nonbank subsidiaries and the consolidated organization. As of September 30, 2009, CIB Marine’s Tier 1 leverage ratio was a negative 0.50% compared to 3.58% at December 31, 2008 and was below the 4.0% required by the Agreement. The decline reflects the continued operating losses of CIB Marine during the first nine months of 2009. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further credit downgrades and OTTI adjustments to its securities portfolio and potential loan losses and recoveries, CIB Marine’s capital ratios could decline further. CIB Marine’s ability to increase its capital and meet the requirements of the Agreement is dependent upon the successful execution of the Plan outlined in Note 2-Pre-packaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code.

CIB Marine continues to focus on the safety and soundness of the Bank. CIB Marine has provided the Bank with $5.0 million of capital during 2008 and an additional $4.0 million in 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at the Bank and is in keeping with its source of strength obligations under the Bank Holding Company Act of 1956, as amended (the “BHCA”). While in bankruptcy, if capital is required at the Bank, CIB Marine must petition the Bankruptcy Court for permission to contribute the needed capital to the Bank. However, other capital management strategies such as balance sheet management and investment portfolio sales can still be employed by the Bank.

In its 2008 Form 10-K, CIB Marine disclosed that its Wisconsin state-chartered bank subsidiary at the time, Marine Bank, stipulated to a cease and desist order (the “C&D”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Wisconsin Department of Financial Institutions, Division of Banking (the “WDFI”). The terms of the C&D were described in CIB Marine’s 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D could have subjected Marine Bank to more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented by Marine Bank. When Marine Bank merged with and into CIB Marine’s Illinois state-chartered bank subsidiary, Central Illinois Bank, to form CIBM Bank. The C&D was re-affirmed by the FDIC. Although, the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate (“IDBRE”) has yet to formally join in the C&D since consummation of the merger of the bank charters, CIB Marine believes the C&D will continue. CIB Marine and the Bank remain committed to maintaining adequate capital levels at the Bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

The actual and required capital amounts and ratios for CIB Marine and its bank subsidiary (as defined in the regulations) are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2009
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$(4,048)	(0.64)%	$50,528	8.00%
CIBM Bank	85,147	13.94	48,867	8.00	$61,083	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$(4,048)	(0.64)%	$25,264	4.00%
CIBM Bank	77,362	12.66	24,433	4.00	$36,650	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$(4,048)	(0.50)%	$32,523	4.00%
CIBM Bank (1)	77,362	9.75	31,747	4.00	$39,684	5.00%

December 31, 2008
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$65,884	10.04%	$52,504	8.00%
Central Illinois Bank	58,451	17.91	26,104	8.00	$32,630	10.00%
Marine Bank	40,505	13.31	24,349	8.00	30,436	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$32,942	5.02%	$26,252	4.00%
Central Illinois Bank	54,340	16.65	13,052	4.00	$19,578	6.00%
Marine Bank	36,624	12.03	12,174	4.00	18,262	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$32,942	3.58%	$36,821	4.00%
Central Illinois Bank	54,340	11.10	19,577	4.00	$24,471	5.00%
Marine Bank	36,624	9.00	16,270	4.00	20,337	5.00

(1)
Pursuant to the C&D, which became effective in April 2009, the Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% of total assets. At September 30, 2009, the Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.18%.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from the Bank during the first nine months of 2009, and at September 30, 2009, the Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of its regulators.

Pursuant to the Agreement, so long as the Agreement remains in effect, CIB Marine cannot declare or pay dividends without first obtaining the consent of its regulator.

Note 15-Loss Per Share Computations

The following provides a reconciliation of basic and diluted loss per share from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(14,624)	$(10,118)	$(30,760)	$(26,846)
Weighted average shares outstanding:
Basic	18,127,943	18,333,779	18,247,826	18,333,779
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	18,127,943	18,333,779	18,247,826	18,333,779
Per share loss:
Basic	$(0.81)	$(0.55)	$(1.69)	$(1.46)
Effect of dilutive stock options outstanding	—	—	—	—
Diluted	$(0.81)	$(0.55)	$(1.69)	$(1.46)

Because CIB Marine had a net loss from continuing operations in all periods presented, options to purchase 896,012 and 1,124,365 shares for the quarters ended, and 978,254 and 1,167,790 shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted loss per share since their assumed exercise would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents CIB Marine’s consolidated financial condition as of September 30, 2009 and results of operations for the quarter and nine months ended September 30, 2009. This discussion should be read together with the consolidated financial statements and accompanying notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2008 Form 10-K.

The Company is currently operating under Chapter 11 of the Bankruptcy Code. The bankruptcy case is discussed in detail in Note 2-Pre-packaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code to the financial statements in Part I, Item 1 of this Form 10-Q. The reorganization goals are to maximize enterprise value during the reorganization process and to emerge from Chapter 11 as soon as practicable as a sustainable, viable company.

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

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of CIB Marine’s 2008 Form 10-K, and as may be described from time to time in CIB Marine’s subsequent Securities and Exchange Commission (“SEC”) filings, and such factors are incorporated herein by reference. See also Part II, Item 1-Legal Proceedings of this Form 10-Q.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. CIB Marine does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made, whether as a result of new information, future events or otherwise.

Reorganization Proceedings under Chapter 11 of the Bankruptcy Code

The Company is operating as a debtor under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Eastern District of Wisconsin (Case No. 09-33318). No subsidiary of the Company is a debtor in the bankruptcy.

The bankruptcy case is being jointly administered, with the Debtor managing its business as a debtor in possession subject to the supervision of the Bankruptcy Court. The Company has determined that a prolonged Chapter 11 case would severely damage its ongoing business operations and threaten its viability as a going concern. The pre-packaged nature of the Plan allows the Debtor to exit Chapter 11 quickly, while the provisions of the Plan allow the Debtor to meet its regulatory capital needs and de-lever its balance sheet, thereby better positioning it to seek a strategic partner.

Although there is currently no active trading market for shares of CIB Marine’s common stock, the common stock is quoted on the Pink Sheets under the trading symbol “CIBHQ.PK”.

Pre-petition Claims

Most persons and entities asserting pre-petition claims against the Company were required to file proofs of claim in the Bankruptcy Court by October 21, 2009. The Plan addresses the proposed treatment of allowed claims and provides for the resolution of remaining claims after emergence from Chapter 11.

Pre-petition Debt

The Debentures and the unpaid accrued interest of $107.2 million are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations are classified as liabilities subject to compromise in CIB Marine consolidated balance sheets as of September 30, 2009. In accordance with ASC 825, following the Filing Date, the recording of interest expense on debt classified as liabilities subject to compromise was discontinued. The Plan addresses the proposed treatment of the claims of the holders of the Debentures through the issuance of preferred stock upon emergence from Bankruptcy.

Plan of Reorganization

As stated above, the Company filed the Plan and the related disclosure statement (the Disclosure Statement’) with the Bankruptcy Court on September 15, 2009. On October 29, 2009, the Bankruptcy Court confirmed the Plan.

No assurances can be given regarding the ability to consummate the Plan to affect quick emergence from Chapter 11, the impact that events occurring during the reorganization process will have on CIB Marine’s business and financial results or the other factors described in this paragraph. See Note 2-Pre-packaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code in Part I in this Form 10-Q, Liquidity and Capital Plan Update, Forward-Looking Statements above and Item 1A, “Risk Factors,” in CIB Marine’s Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented below in Part II, Item 1A-Risk Factors, in this Form 10-Q, for further discussion of the risks and uncertainties affecting CIB Marine’s operations and overall capital. Also, see Subsequent Events Section in Part I, Item 2 of this Form 10-Q for update of bankruptcy proceeding.

As discussed above, the Plan and the Disclosure Statement describes the anticipated organization, operations, and financing of the reorganized Company. The Disclosure Statement contains certain information about the Company’s pre-petition operating and financial history, and the events leading up to the commencement of the bankruptcy case. The Disclosure Statement also describes the terms and provisions of the Plan including certain effects of confirmation of the Plan, certain risk factors associated with CIB Marine Preferred Stock to be issued under the Plan, and the manner in which distributions of CIB Marine Preferred Stock will be made under the Plan.

Continuation as a Going Concern

CIB Marine’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing by the Company, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtor in possession under the protection of Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those recorded in its financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. CIB Marine’s financial statements as of September 30, 2009 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of the Company’s reorganization.

CIB Marine’s continuation as a going concern is contingent upon its ability to manage to the extent possible the Risk Factors outlined in Part II, Item 1A of this Form 10-Q. Accordingly, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

Results of Operations

Overview

During the first nine months of 2009, CIB Marine continued to focus on the comprehensive capital plan outlined in the 2007 Form 10-K and updated in the 2008 Form 10-K. The main goals of the capital plan were to resolve the deferral and default of the interest payments on the Debentures, maintain “well-capitalized” capital ratios at the Bank, and improve the efficiency of CIB Marine through revenue growth and expense management.

Net loss increased to $13.9 million for the third quarter of 2009 compared to a net loss of $11.2 million for the third quarter of 2008. The net loss in the third quarter of 2009 was greater than the comparable quarter in 2008 primarily due to the fact that a $4.2 million net gain on sale of assets was recorded in the third quarter of 2008, related to the sale of Citrus Bank. Net loss increased to $30.0 million for the first nine months of 2009 compared to a net loss of $28.0 million for the first nine months of 2008. The increase in net loss was due to a decrease of $6.7 million in net interest income and a decrease of $3.9 million in noninterest income, largely offset by a decrease in provision for credit losses of $0.3 million, a decrease in noninterest expense of $6.4 million and an increase in income from discontinued operations of $1.8 million. CIB Marine continued to accrue interest expense on the Debentures until entering Chapter 11 on September 15, 2009. The interest on the Debentures was $1.9 million during the third quarter of 2009 and $6.3 million in the first nine months of 2009. Reflecting the continuing net losses recorded during the third quarter of 2009, total stockholders’ deficit was $9.4 million at September 30, 2009.

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

In its 2008 Form 10-K, CIB Marine disclosed that its Wisconsin state-chartered bank subsidiary at the time, Marine Bank, stipulated to a C&D with the FDIC and the WDFI. The terms of the C&D were described in CIB Marine’s 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D could have subjected Marine Bank to more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented by Marine Bank. When Marine Bank merged with and into CIB Marine’s Illinois state-chartered bank subsidiary, Central Illinois Bank, to form CIBM Bank, the C&D was re-affirmed by the FDIC. The IDBRE has yet to formally join in the C&D since consummation of the merger of the bank charters, yet CIB Marine believes the C&D will continue. CIB Marine and the Bank remain committed to maintaining adequate capital levels at the Bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Notwithstanding CIB Marine’s efforts to convert the Debentures into equity through the implementation of the Plan, federal or state bank regulators could take enforcement action, which could include placing the Bank into receivership. Although, CIB Marine has provided the Bank with $5.0 million of capital during 2008 and an additional $4.0 million in 2009, bank regulators could continue to increase minimum capital levels at the Bank. The circumstances described in Part I, Item 1, Note 14-Stockholders’ Equity (Deficit) of this Form 10-Q, combined with the continued net losses and in consideration of existing regulatory matters, raise substantial doubt concerning the ability of CIB Marine to continue as a going concern.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes. As a result of the Chapter 11 reorganization process, a substantial portion of CIB Marine’s debt obligations in the form of the Debentures are now subject to compromise. Effective as of the Filing Date for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the quarter and nine month periods ended September 30, 2009 on these obligations amounted to $0.4 million.

Selected Unaudited Consolidated Financial Data

	At or For the Quarter Ended September 30,		At or For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$9,416	$13,548	$30,593	$43,438
Interest expense	6,194	8,219	20,570	26,711
Net interest income	3,222	5,329	10,023	16,727
Provision for credit losses	10,029	10,141	19,230	19,501
Net interest loss after provision for credit losses	(6,807)	(4,812)	(9,207)	(2,774)
Noninterest income	348	4,661	1,596	5,532
Noninterest expense	8,166	9,879	23,050	29,495
Loss from continuing operations before income taxes	(14,625)	(10,030)	(30,661)	(26,737)
Income tax expense (benefit)	(1)	88	99	109
Net loss from continuing operations	(14,624)	(10,118)	(30,760)	(26,846)
Discontinued operations:
Pretax income from discontinued operations	711	493	711	493
Income tax expense	—	1,571	—	1,631
Net income (loss) from discontinued operations	711	(1,078)	711	(1,138)
Net loss	$(13,913)	$(11,196)	$(30,049)	$(27,984)
Common Share Data
Basic loss per share:
Loss from continuing operations	$(0.81)	$(0.55)	$(1.69)	$(1.46)
Discontinued operations	0.04	(0.06)	0.04	(0.07)
Net loss	$(0.77)	$(0.61)	$(1.65)	$(1.53)
Diluted loss per share:
Loss from continuing operations	$(0.81)	$(0.55)	$(1.69)	$(1.46)
Discontinued operations	0.04	(0.06)	0.04	(0.07)
Net loss	$(0.77)	$(0.61)	$(1.65)	$(1.53)
Dividends	—	—	—	—
Book value per share	$(0.52)	$1.41	$(0.52)	$1.41
Weighted average shares outstanding-basic	18,127,943	18,333,779	18,247,826	18,333,779
Weighted average shares outstanding-diluted	18,127,943	18,333,779	18,247,826	18,333,779
Financial Condition Data
Total assets excluding assets of companies held for disposal	$778,454	$935,984	$778,454	$935,984
Total assets of companies held for disposal	1,207	1,092	1,207	1,092
Loans	510,794	582,590	510,794	582,590
Allowance for loan losses	(20,358)	(25,973)	(20,358)	(25,973)
Securities	197,085	298,084	197,085	298,084
Deposits	641,369	683,843	641,369	683,843
Borrowings, including junior subordinated debentures	96,700	177,116	96,700	177,116
Stockholders’ equity (deficit)	(9,394)	25,925	(9,394)	25,925
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	1.59%	2.15%	1.60%	2.20%
Net interest spread (2)	1.16	1.64	1.15	1.62
Noninterest income to average assets (3)	0.17	1.85	0.25	0.72
Noninterest expense to average assets	3.98	3.93	3.64	3.81
Efficiency ratio (4)	228.74	98.89	198.38	132.51
Loss on average assets (5)	(7.14)	(4.02)	(4.86)	(3.47)
Loss on average (equity) deficit (6) (8)	NM	(109.38)	(787.55)	(70.54)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (7)	9.18%	3.84%	9.18%	3.84%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (7)	6.19	2.50	6.19	2.50
Allowance for loan losses to total loans (7)	3.99	4.46	3.99	4.46
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (7)	43.40	116.14	43.40	116.14
Net charge-offs annualized to average loans	5.23	4.45	4.58	3.11
Capital ratios:
Total (deficit) equity to total assets (7)	(1.21)%	2.77%	(1.21)%	2.77%
Total risk-based capital ratio	(0.64)	11.91	(0.64)	11.91
Tier 1 risk-based capital ratio	(0.64)	5.96	(0.64)	5.96
Leverage capital ratio	(0.50)	4.16	(0.50)	4.16
Other data:
Number of employees (full-time equivalent)	165	200	165	200
Number of banking facilities	17	19	17	19

(1)
Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses and at September 30, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, the 2009 and 2008 interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2009 and 2008 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.59% and 2.16% for the quarter and 1.60% and 2.21% for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(3)	Noninterest income to average assets excludes gains and losses on securities.
(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.
(5)	Loss on average assets is annualized net loss divided by average total assets.
(6)	Loss on average (equity) deficit is annualized net loss divided by average common equity (deficit).
(7)	Assets of companies held for disposal are deducted for ratio calculations.
(8)	Not meaningful, average equity is negative for the quarter ended September 30, 2009.

Net Interest Income

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity (deficit) categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred. There were no tax-exempt loans during the first nine months of 2009 and 2008. See the Income Tax discussion for additional information. As a result of the Chapter 11 reorganization process, a substantial portion of CIB Marine’s debt obligations in the form of the Debentures are now subject to compromise. Effective as of the Filing Date for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the quarter and nine month periods ended September 30, 2009 on these obligations amounted to $0.4 million.

	Quarter Ended September 30,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable (3)	$218,648	$2,732	5.00%	$320,160	$3,986	4.98%
Tax-exempt (2)	307	4	5.21	630	8	5.08
Total securities	218,955	2,736	5.00	320,790	3,994	4.98
Loans held for sale (3)	5,133	6	0.46	963	13	5.37
Loans (3)(4)(5):
Commercial	76,670	980	5.07	82,129	1,150	5.57
Commercial real estate (6)	332,605	4,063	4.85	412,710	5,831	5.62
Consumer	105,729	1,587	5.96	126,285	2,276	7.17
Total loans	515,004	6,630	5.11	621,124	9,257	5.93
Federal funds sold, reverse repo and interest-bearing due from banks	68,607	44	0.25	43,914	284	2.57
Total interest-earning assets	807,699	9,416	4.64	986,791	13,548	5.47
Noninterest-earning assets
Cash and due from banks	9,168			15,071
Premises and equipment (5)	5,272			7,129
Allowance for loan losses (5)	(18,492)			(22,319)
Receivables from sale of stock	—			(51)
Accrued interest receivable and other assets (5)	9,427			14,086
Total noninterest-earning assets	5,375			13,916
Total assets	$813,074			$1,000,707

Liabilities and Stockholders’ Equity (Deficit)
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$30,937	$25	0.32%	$36,453	$61	0.67%
Money market	112,703	320	1.13	137,725	670	1.94
Other savings deposits	8,578	4	0.19	11,347	21	0.74
Time deposits (6)	459,776	3,761	3.25	478,234	4,481	3.73
Total interest-bearing deposits (5)	611,994	4,110	2.66	663,759	5,233	3.14
Short-term borrowings	12,837	15	0.46	110,246	578	2.09
Long-term borrowings	21,000	216	4.08	19,826	215	4.31
Pre-petition debt (Junior subordinated debentures)	61,857	1,853	11.98	61,857	2,193	14.18
Total borrowed funds	95,694	2,084	8.70	191,929	2,986	6.21
Total interest-bearing liabilities	707,688	6,194	3.48	855,688	8,219	3.83
Noninterest-bearing liabilities
Noninterest-bearing demand deposits (5)	57,469			63,371
Accrued interest and other liabilities (5)	50,289			44,849
Total noninterest-bearing liabilities	107,758			108,220
Total liabilities	815,446			963,908
Stockholders’ equity (deficit)	(2,372)			36,799
Total liabilities and stockholders’ equity (deficit)	$813,074			$1,000,707
Net interest income and net interest spread (2)(7)		$3,222	1.16%		$5,329	1.64%
Net interest-earning assets	$100,011			$131,103
Net interest margin (2)(8)			1.59%			2.15%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.15

(1)	FHLB and Reserve Bank stock are included in average balance and yields.
(2)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at September 30, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, 2009 and 2008 are not presented on a tax-equivalent basis. If 2009 and 2008 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.59% and 2.16%, respectively.

(3)	Balance totals include respective nonaccrual assets.
(4)	Interest earned on loans includes amortized loan fees of $(0.02) million and $0.1 million for quarters ended September 30, 2009 and 2008, respectively.
(5)	Includes assets and liabilities of branches held for sale or sold during 2008.

(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities (1):
Taxable (3)	$245,479	$9,463	5.14%	$329,760	$12,343	4.99%
Tax-exempt (2)	309	12	5.18	868	34	5.22
Total securities	245,788	9,475	5.14	330,628	12,377	4.99
Loans held for sale (3)	4,934	24	0.65	384	17	5.91
Loans (3)(4)(5):
Commercial	77,812	2,963	5.09	78,031	3,453	5.91
Commercial real estate (6)	339,119	12,687	5.00	412,301	19,859	6.43
Consumer	112,378	5,226	6.22	127,249	6,554	6.88
Total loans	529,309	20,876	5.27	617,581	29,866	6.46
Federal funds sold, reverse repo and interest-bearing due from banks	58,652	218	0.50	66,260	1,178	2.37
Total interest-earning assets	838,683	30,593	4.87	1,014,853	43,438	5.71
Noninterest-earning assets
Cash and due from banks	9,869			15,508
Premises and equipment (5)	5,506			8,180
Allowance for loan losses (5)	(17,799)			(21,080)
Receivables from the sale of stock	(17)			(74)
Accrued interest receivable and other assets (5)	9,947			15,532
Total noninterest-earning assets	7,506			18,066
Total assets	$846,189			$1,032,919
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$32,376	$85	0.35%	$37,994	$212	0.75%
Money market	114,230	1,107	1.30	152,003	2,724	2.39
Other savings deposits	8,458	13	0.21	13,443	87	0.86
Time deposits (6)	475,621	12,247	3.44	473,227	14,703	4.15
Total interest-bearing deposits (5)	630,685	13,452	2.85	676,667	17,726	3.50
Borrowings-short-term	22,316	109	0.65	118,278	1,935	2.19
Borrowings-long-term	23,484	726	4.13	14,628	489	4.47
Pre-petition debt (Junior subordinated debentures)	61,857	6,283	13.54	61,857	6,561	14.14
Total borrowed funds	107,657	7,118	8.82	194,763	8,985	6.15
Total interest-bearing liabilities	738,342	20,570	3.72	871,430	26,711	4.09
Noninterest-bearing liabilities
Noninterest-bearing demand deposits (5)	54,711			69,423
Accrued interest and other liabilities (5)	47,914			41,232
Total noninterest-bearing liabilities	102,625			110,655
Total liabilities	840,967			982,085
Stockholders’ equity	5,222			50,834
Total liabilities and stockholders’ equity	$846,189			$1,032,919
Net interest income and net interest spread (2)(7)		$10,023	1.15%		$16,727	1.62%
Net interest-earning assets	$100,341			$143,423
Net interest margin (2)(8)			1.60%			2.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.16

(1)	FHLB and Reserve Bank stock are included in average balance and yields.
(2)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at September 30, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, 2009 and 2008 are not presented on a tax-equivalent basis. If 2009 and 2008 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.60% and 2.21%, respectively.

(3)	Balance totals include respective nonaccrual assets.
(4)	Interest earned on loans includes amortized loan fees of $0.01 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively.
(5)	Includes assets and liabilities of branches held for sale or sold during and 2008.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8)	Net interest margin is the ratio of annualized net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $2.1 million and $6.7 million for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. The decrease in net interest income was primarily driven by an overall reduction in earning assets. The ratio of total average interest-earning assets to total average interest-bearing liabilities decreased from 1.15 and 1.16 for the three and nine month periods ended September 30, 2008 to 1.14 and 1.14 for the comparable periods of 2009, respectively, as the volumes of earning assets declined $179.1 million and $176.2 million while interest-bearing liabilities declined $148.0 million and $133.1 million between these periods, respectively. In addition, for both the quarter and the nine months ended September 30, 2009 compared to the same periods in 2008, the percentage of lower yielding fed funds sold, reverse repurchase agreement transactions and interest-bearing due from banks, as well as high cost Debentures increased as a proportion of interest-bearing liabilities. Although it has had a negative effect on net interest income, CIB Marine made the decision to hold a higher level of lower yielding fed funds sold, reverse repurchase agreement transaction and interest-bearing due from banks relative to interest-bearing liabilities to improve the liquidity of the Bank.

Total interest income decreased $4.1 million, or 30.4%, from $13.5 million for the three month period ended September 30, 2008 to $9.4 million for the comparable period in 2009. The decrease was primarily caused by the reduction in earning assets. The decrease in average volumes of interest-earning assets accounted for a $2.6 million decrease in interest income, with $1.2 million due to a decline in investment securities and $1.4 million due to a decline in loans, and the decline in average yields on interest-earning assets accounted for the remaining $1.5 million decline in interest income. The decline in average yields on interest-earning assets was primarily due to a decline in yields on loans due to the lower interest rate environment and the increase in nonaccrual loans, and due to the proportion of lower yielding fed funds sold, reverse repurchase agreement transactions and interest-bearing due from balances to total interest-earning assets.

Total interest income decreased $12.8 million, or 29.5%, from $43.4 million for the nine-month period ended September 30, 2008 to $30.6 million for the nine-month period ended September 30, 2009. The decline in interest-earning assets volume caused $7.2 million reduction in interest income, with a $3.3 million reduction from a decline in investment security volumes and a $3.9 million reduction from a decline in loan volumes. In addition, $5.5 million of the reduction in interest income was attributable to lower average yields on loans the result of a lower interest rate environment, an increase in non-accrual loans and due to an increase in the proportion of lower yielding fed funds sold, reverse repurchase agreement transactions and interest-bearing due from balances to total interest-earning assets.

Total interest expense decreased $2.0 million from $8.2 million in the third quarter of 2008 to $6.2 million in the third quarter of 2009. The decline in interest expense was predominantly the result of lower interest costs on interest-bearing deposits, the largest component of interest-bearing liabilities. The average cost on deposits decreased from 3.14% to 2.66% or $1.1 million from the third quarter of 2008 to the third quarter of 2009. The $51.8 million decline in average volumes of interest-bearing deposits contributed $0.3 million to the decline in interest expense. Additionally interest expense on borrowings declined $0.9 million primarily due to a $97.4 million decline in short-term borrowing volumes. Beginning in 2004, CIB Marine elected to defer all interest payments due on its Debentures. Interest accrues on each of the deferred payments at the coupon rate of the Debentures, creating a compounding effect for the interest expense of the Debentures. This causes interest expense for the Debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. Interest expense on the Debentures represented 29.9% and 26.7% of total interest expense during the third quarter of 2009 and 2008, respectively. In addition, the total average earning assets have decreased, making the interest expense burden of the Debentures even greater. The interest expense due to the Debentures decreased $0.3 million for the third quarter of 2009 compared to the same period of 2008 due to the discontinuance of recognizing interest expense accruals after the Filing Date.

Total interest expense decreased $6.1 million from $26.7 million for the nine month period ended September 30, 2008 to $20.6 million for the comparable period ended September 30, 2009. A decline of $3.7 million in interest expense was attributable to the 37 basis point decrease in the average cost of interest-bearing liabilities resulting from a 65 basis point decline in the average cost of interest-bearing deposits reflecting the repricing of deposits in a lower rate environment. The remaining $1.2 million of the decline in interest expense was due to a decline in average interest-bearing liabilities. Interest expense on the Debentures represented 30.5% and 24.6% of total interest expense during the nine-month period ended September 30, 2009 and 2008, respectively.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, decreased by 56 basis points during the third quarter of 2009 compared to the third quarter of 2008 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased by 48 basis points during the same period. In addition, the average yield on earning assets declined by 83 basis points and the average cost of deposits declined by 48 basis points over the period. The declines are largely attributable to (1) lower total interest-earning assets relative to the decline in interest-bearing liabilities, caused primarily by a reduction in total loan and total securities average volumes (2) the increase in average volumes of fed funds sold, reverse repurchase agreement transactions and interest-bearing due from banks relative to interest-bearing liabilities (3) the increase in non-performing loans and (4) the increase in the high cost Debentures as a proportion of total interest-bearing liabilities. The net interest margin declined by more than the net interest spread due to lower earning asset yields funded by noninterest-bearing liabilities and capital.

CIB Marine’s net interest margin decreased by 60 basis points during the  nine months ending on September 30, 2009 compared to the same period of 2008, and its net interest spread decreased by 47 basis points during the same period. The average yield on earning assets declined by 84 basis points and the average cost of deposits declined by 65 basis points over the period. The declines are largely attributable to (1) lower total interest-earning assets relative to interest-bearing liabilities caused primarily by a reduction in total loan and total securities average volumes (2) the increase in average volumes of fed funds sold, reverse repurchase agreement transactions and interest-bearing due from banks relative to interest-bearing liabilities (3) the increase in non-performing loans and (4) the increase in the high cost Debentures as a proportion of total interest-bearing liabilities. The net interest margin declined by more than the net interest spread due to lower earning asset yields funded by noninterest-bearing liabilities and capital.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid:

	Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008 (3)				Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 (3)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(1,269)	$15	$(1,254)	(31.46)%	$(3,239)	$359	$(2,880)	(23.33)%
Securities-tax-exempt(1)	(4)	—	(4)	(50.00)	(22)	—	(22)	(64.71)
Total securities (2)	(1,273)	15	(1,258)	(31.50)	(3,261)	359	(2,902)	(23.45)
Loans held for sale	13	(20)	(7)	(53.85)	34	(27)	7	41.18
Commercial	(73)	(97)	(170)	(14.78)	(10)	(480)	(490)	(14.19)
Commercial real estate	(1,034)	(734)	(1,768)	(30.32)	(3,182)	(3,990)	(7,172)	(36.11)
Consumer	(337)	(352)	(689)	(30.27)	(728)	(600)	(1,328)	(20.26)
Total loans (including fees)	(1,444)	(1,183)	(2,627)	(28.38)	(3,920)	(5,070)	(8,990)	(30.10)
Reverse repurchase securities federal funds sold and interest-bearing due from banks	105	(345)	(240)	(84.51)	(122)	(838)	(960)	(81.49)
Total interest income (1)	(2,599)	(1,533)	(4,132)	(30.50)	(7,269)	(5,576)	(12,845)	(29.57)
Interest Expense
Interest-bearing demand deposits	(8)	(28)	(36)	(59.02)	(27)	(100)	(127)	(59.91)
Money market	(106)	(244)	(350)	(52.24)	(568)	(1,049)	(1,617)	(59.36)
Other savings deposits	(4)	(13)	(17)	(80.95)	(24)	(50)	(74)	(85.06)
Time deposits	(165)	(555)	(720)	(16.07)	73	(2,529)	(2,456)	(16.70)
Total deposits	(283)	(840)	(1,123)	(21.46)	(546)	(3,728)	(4,274)	(24.11)
Borrowings-short-term	(299)	(264)	(563)	(97.40)	(979)	(847)	(1,826)	(94.37)
Borrowings-long-term	13	(12)	1	0.47	276	(39)	237	48.47
Junior subordinated debentures	—	(340)	(340)	(15.50)	—	(278)	(278)	(4.24)
Total borrowed funds	(286)	(616)	(902)	(30.21)	(703)	(1,164)	(1,867)	(20.78)
Total interest expense	(569)	(1,456)	(2,025)	(24.64)	(1,249)	(4,892)	(6,141)	(22.99)
Net interest income (1)	$(2,030)	$(77)	$(2,107)	(39.54)	$(6,020)	$(684)	$(6,704)	(40.08)

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at September 30, 2009 and 2008, no U.S. federal or state loss carryback potential remains. Accordingly, 2009 and 2008 are not presented on a tax-equivalent basis.

(2)	FHLB and Reserve Bank stock are included in average balance and yields.
(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for credit losses represents charges made to earnings in order to maintain an adequate allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for credit losses was $10.0 million in the third quarter of 2009 compared to $10.1 million in the third quarter of 2008. For the nine months ended September 30, 2009, the provision for credit losses was $19.2 million compared to $19.5 million for the first nine months of 2008. Net charge-offs were $18.1 million during the first nine months of 2009 compared to $14.4 million during the same period of 2008.

The provision for credit losses has been adversely affected by the economic environment and in particular for its home equity loan pools and its construction and development loans. Provision for credit losses for the third quarter of 2009 and 2008 attributable to home equity loan pools was $4.6 million and $5.1 million, respectively; and $1.6 million and $7.0 million, respectively, for the construction and development loans. Provision for credit losses for the nine months ended September 30, 2009 and 2008 attributable to home equity loan pools was $10.7 million and $9.7 million; respectively, and $3.7 million and $10.7 million, respectively, for construction and development loans.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Loan fees	$21	$86	$116	$153
Deposit service charges	247	231	709	744
Other service fees	36	27	96	100
Other income	6	162	9	349
Gain on sale of securities	—	—	551	—
Net gain on sale of assets and deposits	38	4,155	115	4,186
	$348	$4,661	$1,596	$5,532

The decrease in noninterest income for the quarter and nine-months ended September 30, 2009 compared to the same periods in 2008 was primarily due to a $4.2 million gain recognized on the sale of all the branches, substantially of all the deposits and the majority of the loan portfolio of CIB Marine’s Florida banking subsidiary, Citrus Bank, during the third quarter of 2008. The decrease was also due to interest on a 2002 federal income tax refund received during the third quarter of 2008 and recorded in other income.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Compensation and employee benefits	$2,945	$4,266	$9,955	$13,080
Equipment	379	425	1,039	1,551
Occupancy and premises	507	745	1,637	2,199
Professional services	1,346	1,509	3,440	3,247
Reorganization expense	122	—	122	—
Write down of assets	721	—	1,273	—
Net other-than-temporary impairment recognized in earnings	186	525	212	525

Other expense:
Payroll and other processing charges	2	25	40	67
Correspondent bank charges	64	55	225	177
Advertising/marketing	109	167	211	454
Communications	193	190	567	647
Data processing	272	273	723	855
Supplies and printing	50	54	125	172
Shipping and handling	82	111	230	309
Collection expense	227	6	269	17
FDIC and state assessment	319	274	1,440	627
Recording and filing fees	57	42	121	149
Foreclosed property	34	38	116	300
Litigation reserve	—	400	—	3,400
Other expense	551	774	1,305	1,719
Total other expense	1,960	2,409	5,372	8,893
Total noninterest expense	$8,166	$9,879	$23,050	$29,495

Total noninterest expense decreased $1.7 million, or 17.3%, from $9.9 million for the third quarter of 2008 to $8.2 million for the third quarter of 2009. The net decrease was primarily a result of the following:

•
Compensation and employee benefits expense decreased $1.3 million, or 31.0%, from $4.3 million for the third quarter of 2008, to $3.0 million for the third quarter of 2009. The decrease was primarily due to staff reductions related to the sale of Citrus Bank during the third quarter of 2008 and other reductions-in-force completed during the first and second quarters of 2009. The total number of full-time equivalent employees decreased from 200 at September 30, 2008 to 165 at September 30, 2009.

•
Equipment and occupancy expense together decreased $0.3 million, or 24.3%, during the third quarter of 2009 compared the third quarter of 2008 primarily due to the sale of Citrus Bank during the third quarter of 2008.

•
Litigation reserve was $0.4 million for the third quarter of 2008 related to the Lewis litigation (as discussed further in the 2008 Form 10-K). There was no litigation reserve for the third quarter of 2009.

•	OTTI decreased $0.3 million, or 64.6%, from $0.5 million for the third quarter of 2008 to $0.2 million for the third quarter of 2009. See Note 6-Securities Available for Sale for further discussion.
•	Write down of assets was $0.7 million for the third quarter ended September 30, 2009 primarily due to the write-off of an intercompany tax receivable from discontinued operations.

Total noninterest expense decreased $6.4 million, or 21.9%, from $29.5 million for the nine months ended September 30, 2008 to $23.1 million for the nine months ended September 30, 2009. The net change was primarily the result of the following:

•
Compensation and employee benefits expense decreased $3.1 million, or 23.9%, from $13.1 million for the nine months ended September 30, 2008, to $10.0 million for the nine months ended September 30, 2009. The decrease was primarily due to the sale of Citrus Bank during the third quarter of 2008. The total number of full-time equivalent employees decreased from 200 at September 30, 2008 to 165 at September 30, 2009.

•
Equipment and occupancy expense together decreased $1.1 million, or 28.6%, during the first nine months of 2009 compared the first nine months of 2008 primarily due to the sale of Citrus Bank during the third quarter of 2008.

•
Professional services increased $0.3 million during the first nine months of 2009 compared to the same period in 2008, primarily due to increased accounting and legal fees associated with CIB Marine’s efforts to restructure its TruPS.

•
Litigation reserve was $3.4 million for the first nine months of 2008 related to the Lewis litigation (as discussed further in the 2008 Form 10-K). There was no litigation reserve for the first nine months of 2009.

•
OTTI decreased $0.3 million, or 59.6%, from $0.5 million for the nine months ended September 30, 2008 to $0.2 million for the nine months ended September 30, 2009. See Note 6-Securities Available for Sale for further discussion.

•
FDIC and state assessment expense was $1.4 million for the first nine months of 2009 compared to $0.6 million for the first nine months of 2008. The increase of $0.8 million was the result of increased FDIC assessment fees during the first nine months of 2009 compared to the first nine months of 2008. In an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the United States, the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, in May 2009, the FDIC issued a rule to impose a special one-time assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009. The special assessment for CIBM Bank was $0.4 million.

•
Write down of assets was $1.3 million for the nine months ended September 30, 2009 as a result of a write down of two foreclosed properties during the third quarter of 2009 and the write-off of an intercompany tax receivable from discontinued operations. There were no write downs of assets during the first nine months of 2008.

Reorganization Expenses

Reorganization expense are expenses directly attributed to the Chapter 11 reorganization process. See Note 2-Pre-packaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code to our financial statements in Part I, Item 1 of this Form 10-Q for a summary of these costs.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2009 and 2008 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not “more likely than not.” In the second quarter of 2009, $0.1 million of state tax expense was recognized in connection with the finalization of various state tax issues. The continuing operations income tax expense for the first nine months of 2008 consisted primarily of the allocation of taxes, in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns. The net income tax expense on discontinued operations also includes interest and penalty expense on a tax exposure related to a sold subsidiary.

As of December 31, 2008, CIB Marine had aggregate U.S. federal net operating loss, capital loss and charitable contribution carryfowards (collectively, the “Tax Attributes”) of approximately $199.6 million. In connection with CIB Marine’s emergence from Chapter 11, it is likely that the Tax Attributes will be significantly reduced due to the cancellation of indebtedness income. A full valuation allowance has been recorded against the deferred tax asset related to these Tax Attributes in the accompanying condensed consolidated balance sheets.

Financial Condition

Overview

CIB Marine’s total assets decreased $126.7 million from $906.4 million at December 31, 2008 to $779.7 million at September 30, 2009. The decrease in total assets was primarily due to a $45.5 million decrease in net loans and a $83.4 million net decrease in securities.

Loans Held for Sale

Loans held for sale were $5.0 million at September 30, 2009, which comprised $0.2 million in residential mortgage loans and $4.8 million in commercial real estate construction loans. Following the sale of Citrus Bank, the remaining loans of Citrus Bank were transferred to CIB Marine. Of those remaining loans, $4.2 million were transferred to loans held for sale during the third quarter of 2008. At September 30, 2009 and December 31, 2008, loans held for sale with a carrying value of $2.6 million and $2.0 million, respectively, were classified as nonaccrual. At September 30, 2009 and December 31, 2008 loans held for sale with a carrying value of $0.5 million and $1.7 million, respectively, were classified as 90 days or more past due and still accruing.

Securities

Total securities at September 30, 2009 were $197.1 million, a decrease of $83.4 million, or 29.7%, from $280.4 million at December 31, 2008. The decrease was primarily due to sales, prepayments, repayments and maturities from the existing portfolio, the proceeds of which have been used predominantly to pay down FHLB borrowings, time deposits and increase cash and cash equivalent holdings at the Bank. The ratio of total securities to total assets was 25.3% at September 30, 2009, compared to 30.9% at December 31, 2008.

The net unrealized loss on available for sale securities was $5.5 million at September 30, 2009, compared to $10.0 million at December 31, 2008. The net unrealized loss occurred mainly in other notes and bonds and Non-agency MBS, resulting from declining credit quality and ongoing liquidity strains in the financial markets.

At September 30, 2009, 10.0% of the portfolio consisted of U.S. government agency securities, compared to 16.8% at December 31, 2008, and at September 30, 2009, 71.5% of the portfolio consisted of mortgage-backed securities compared to 69.1% at December 31, 2008. Obligations of states and political subdivisions represented 15.9% of the portfolio at September 30, 2009, compared to 10.8% at December 31, 2008.

Securities available for sale with a carrying value of $158.8 million and $222.3 million at September 30, 2009 and December 31, 2008, respectively, were pledged for current outstanding or contingently available deposits and borrowings with public entities, FHLB advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

For those securities whose fair value is less than cost at September 30, 2009, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI; except for the following: (1) two Non-agency MBS had $0.1 million during the third quarter of 2009, and had amortized costs and unrealized losses totaling $3.4 million and $1.5 million respectively at September 30, 2009, and (2) two collateralized debt obligations with $0.07 million credit related OTTI during the third quarter of 2009, and amortized costs and unrealized losses totaling $4.7 million and $3.2 million, respectively.

Loans

Loans, net of the allowance for loan losses, totaled $490.4 million or 62.9% of total assets at September 30, 2009 compared to $536.0 million or 59.1% of total assets at December 31, 2008. The decrease in loans from December 31, 2008 to September 30, 2009 was primarily due to a decrease in construction and development and home equity loans reflecting predominantly repayments, collections and the impact of charge-offs.

Credit Concentrations

At September 30, 2009 and December 31, 2008, the stockholders’ equity of the subsidiary companies, including predominantly the Bank and CIB Marine Capital, LLC, was $90.9 million and $99.2 million, with 25% representing $22.7 million and $24.8 million, respectively. Using this measure for disclosing credit concentrations, the subsidiary companies had no secured borrowing relationships at either September 30, 2009 or December 31, 2008 in excess of 25% of stockholders’ equity of such subsidiary companies.

Shown in the table below are the concentrations in the loan portfolio classified by to the 2007 North American Industry Classification System (“NAICS”) codes. At both September 30, 2009 and December 31, 2008 CIB Marine had credit relationships within four industry groups with outstanding balances exceeding 25% of the subsidiary companies stockholders’ equity.

INDUSTRY	Outstanding Balance	% of Loans	% of Subsidiaries Total Stockholders’ Equity
	(Dollars in millions)
September 30, 2009
Real Estate, Rental & Leasing	$193.7	38%	213%
Construction	62.6	12	69
Health Care & Social Assistance	46.3	9	51
Accommodation & Food Services	22.7	4	25

December 31, 2008
Real Estate, Rental & Leasing	$202.8	37%	203%
Construction	80.9	15	81
Health Care & Social Assistance	39.4	7	39
Accommodation & Food Services	24.2	4	25

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. At September 30, 2009, the allowance for loan losses increased to $20.4 million or 4.0% of total loans compared to $19.2 million, or 3.5% of total loans at December 31, 2008. The increase was related to higher levels of nonperforming loans and continued elevated levels of charge-offs in the purchased home equity pools. Total charge-offs for the third quarter of 2009 were $6.9 million, while recoveries were $0.07 million, compared to $7.2 million and $0.2 million, respectively, for the same period of 2008. Total charge-offs for the nine months ended September 30, 2009 and 2008 were $18.5 million and $15.9 million, respectively, while total recoveries were $0.4 million and $1.5 million, respectively. Net charge-offs from the purchased home equity loan pools were $9.7 million for the nine months ended September 30, 2009. The home equity pools remaining at September 30, 2009 was $37.4 million compared to $52.2 million at December 31, 2009. The allowance for loan and lease losses for the home equity loan pools was $5.5 million or 14.7% of remaining balance at September 30, 2009 and $4.5 million or 8.7% of remaining balance at December 31, 2008. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible given the conditions of the real estate markets and economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The ratio of the allowance to nonaccrual, restructured and 90 days or more past due and still accruing loans was 43.4% at September 30, 2009 compared to 119.4% at December 31, 2008.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$17,121	$22,640	$19,242	$20,706
Loans charged-off
Commercial	(27)	(510)	(414)	(782)
Commercial real estate	—	(108)	(27)	(994)
Commercial real estate construction	(2,744)	(3,749)	(6,684)	(3,757)
Residential real estate	(657)	(497)	(1,156)	(664)
Home equity	(3,430)	(2,287)	(10,224)	(9,627)
Consumer	(1)	(9)	(5)	(66)
Total loans charged-off	(6,859)	(7,160)	(18,510)	(15,890)
Recoveries of loans charged-off
Commercial	1	146	204	150
Commercial real estate	—	2	—	993
Commercial real estate construction	—	8	—	8
Residential real estate	5	28	17	65
Home equity	61	24	173	287
Consumer	—	1	2	10
Total loan recoveries	67	209	396	1,513
Net loans charged-off	(6,792)	(6,951)	(18,114)	(14,377)
Provision for loan losses (1)	10,029	10,355	19,230	19,715
Allowance for loan loss sold	—	(581)	—	(581)
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	510	—	510
Ending balance	20,358	25,973	20,358	25,973

Total loans	$510,794	$582,590	$510,794	$582,590
Average total loans	515,004	621,124	529,309	617,581
Ratios
Allowance for loan losses to total loans	3.99%	4.46%	3.99%	4.46%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	43.40	116.14	43.40	116.14
Net charge-offs annualized to average total loans:
Commercial	0.13	1.76	0.36	1.08
Commercial real estate and commercial real estate construction	3.27	3.71	2.65	1.21
Residential real estate, home equity and consumer	15.09	8.63	13.32	10.49
Total loans	5.23	4.45	4.58	3.11
Ratio of recoveries to loans charged-off	0.98	2.92	2.14	9.52

(1)
The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for both the quarter and nine months ended September 30, 2008.

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is accounted for as troubled debt restructured (“TDR”) loan when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. As of September 30, 2009, there were $8.4 million TDR loans of which $7.6 million were classified as nonaccrual and $0.8 million were classified as restructured loans. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$3,775	$1,792	$2,042
Commercial real estate	6,406	890	2,779
Commercial real estate construction	33,209	11,413	16,657
Residential real estate	2,742	969	262
Home equity	—	—	—
Consumer	—	8	8
	46,132	15,072	21,748
Loans held for sale	2,601	2,025	—
Total nonaccrual loans	48,733	17,097	21,748
Foreclosed properties	1,285	980	1,037
Restructured loans	778	—	—
Total nonperforming assets	$50,796	$18,077	$22,785
Loans 90 Days or More Past Due and Still Accruing
Commercial	$—	$—	$570
Commercial real estate	—	1,040	—
Commercial real estate construction	—	—	—
Residential real estate	—	—	45
Home equity	—	—	—
Consumer	—	—	—
	$—	$1,040	$615
Loans held for sale	$500	$1,680	$—
Total loans 90 days or more past due and still accruing	$500	$2,720	$615
Allowance for loan losses	$20,358	$19,242	$25,973
Total loans	$510,794	$555,207	$582,590
Ratios:
Nonaccrual loans to total loans	9.03%	2.71%	3.73%
Foreclosed properties to total assets (1)	0.17	0.11	0.11
Nonperforming assets to total assets (1)	6.19	1.77	2.43
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans	9.18	2.90	3.84
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (1)	6.19	1.89	2.50

(1) Assets of companies held for disposal are deducted for ratio calculations.

Excluding loans held for sale, nonaccrual loans increased $31.1 million from $15.1 million at December 31, 2008 to $46.1 million at September 30, 2009. The ratio of nonaccrual loans to total loans was 9.03% at September 30, 2009, compared to 2.71% at December 31, 2008. The increase reflects the adverse impact of the current commercial and residential real estate environment including slower sales, higher vacancy rates and reduced prices.

At September 30, 2009, CIB Marine had twelve borrowing relationships (loans to one borrower or a group of borrowers) each with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These twelve relationships accounted for $36.7 million in loan balances, or 79.4%, of nonaccrual loans excluding those held for sale and 78.6% of total impaired loans. The total specific allowance attributable to these twelve borrowing relationships was $3.7 million. During the first nine months of 2009, $32.6 million of the $36.7 million were added as non-accrual and impaired with related specific allowances totaling $3.2 million. At December 31, 2008, CIB Marine had four borrowing relationships, each with nonaccrual loan balances in excess of $1.0 million that accounted for $11.1 million, or 73.5% of nonaccrual loans.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation, and during the first quarter of 2007, CIB Marine purchased a $48.2 million closed end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. At September 30, 2009 the remaining combined balance of the purchased home equity loan pools was $37.4 million and loss reserves allocated to these two pools totaled $5.5 million and at December 31, 2008, the aggregate balance of these two home equity pools was $52.2 million and loss reserves allocated to these two pools totaled $4.5 million. During 2008, CIB Marine began charging off 100% of the outstanding principal of each loan in the purchased home equity pools when it becomes 90 days past due. As a result of this policy change, none of the loans in the home equity pools were classified as nonaccrual at September 30, 2009.

Foreclosed properties were $1.3 million and consisted of six properties at September 30, 2009 compared to $1.0 million and nine properties at December 31, 2008. During the first nine months of 2009 CIB Marine acquired through foreclosure, one commercial property for $0.9 million and then wrote the value down to $0.6 million at September 30, 2009. Also, another commercial foreclosed property accounted for $0.4 million, or 35.2% of the balance at September 30, 2009. There was a combined total write down of $0.1 million on two other foreclosed properties that were sold during the nine months ended September 30, 2009. All foreclosed properties were held for sale.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. Excluding loans held for sale at December 31, 2008, CIB Marine had one loan for $1.0 million that was 90 days or more past due and still accruing. Excluding loans held for sale, there were no loans 90 days or more past due and still accruing at September 30, 2009.

The ratio of nonperforming assets and loans 90 days or more past due and still accruing to total assets was 6.19% at September 30, 2009 compared to 1.89% at December 31, 2008.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased $32.4 million from $14.2 million at December 31, 2008 to $46.6 million at September 30, 2009. The increase was primarily due to $40.6 million of additional loans added to impaired loans, offset by $2.7 million in payments, $4.0 million in charge-offs, $0.9 million transferred to foreclosed properties and $0.6 million transferred to loans held for sale. The decline in performance of loans, and in particular those classified as nonaccrual loans, caused an increase in impaired loans. The increase reflects the adverse impact of the current commercial and residential real estate environment including slower sales, higher vacancy rates and reduced prices. The increase in specific allowances related to impaired loans increased by an amount that was less than proportionate to the increase in impaired loans. This is due to charge-offs related to loans and their respective impairment amounts and due to each new impaired loans respective impairment analysis including the level of expected discounted cash flows and collateral valuations.

The following table sets forth information regarding impaired loans:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Impaired loans without a specific allowance	$26,631	$4,363	$1,802
Impaired loans with a specific allowance	19,965	9,789	19,753
Total impaired loans	$46,596	$14,152	$21,555
Specific allowance related to impaired loans	$5,074	$3,847	$9,525

Potential Problem Loans

The level of potential problem commercial, commercial real estate and commercial real estate construction loans (“Potential Problem Loans”) is another factor in determining the level of risk in the portfolio and in determining the level of the allowance for loan and lease loss. Potential Problem Loans are those rated as substandard by management but that are not in a nonperforming status. The circumstances of each borrower presents enough doubt as to the ability of the borrower to comply with the contractual repayment terms of their loans so that they are considered Potential Problem Loans. The Potential Problem Loans cover a diverse range of businesses and real estate property types. At September 30, 2009, Potential Problem Loans totaled $23.7 million, compared to $17.7 million at December 31, 2008. The $6.0 million increase in Potential Problem Loans was due to a $13.3 million increase in commercial real estate, a $7.1 million decrease in commercial real estate construction and a $0.2 million decrease in commercial loans of this category. The current rise in and level of Potential Problem Loans highlights management’s continued heightened level of uncertainty of the pace, magnitude and duration at which a commercial credit and any related collateral may deteriorate.

Companies Held For Disposal

At September 30, 2009, assets and liabilities of companies held for disposal consists entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from its banking regulator to hold Canron until December 31, 2009.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both September 30, 2009 and December 31, 2008, CIB Construction’s net carrying value of its investment in Canron was zero.

Deposit Liabilities

Total deposits, were $641.4 million at September 30, 2009 and $694.6 million at December 31, 2008. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 67.9% at September 30, 2009 and 70.4% at December 31, 2008, reflecting CIB Marine’s reliance on time deposits as a primary source of funding. At September 30, 2009 time deposits of $100,000 or more amounted to $127.1 million, or 29.2%, of total time deposits, compared to $151.1 million, or 30.9%, at December 31, 2008. The Bank accepts brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. Brokered time deposits were $18.0 million, or 4.1%, of total time deposits at September 30, 2009, and $36.0 million, or 7.4%, of total time deposits at December 31, 2008.

Borrowings and Liabilities Subject to Compromise

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including the Debentures, decreased $55.0 million from $151.7 million at December 31, 2008 to $96.7 million at September 30, 2009. The decrease was due to a $49.0 million reduction of short-term borrowings caused mostly by a repayment of $40.0 million in short-term borrowings from the FHLB. Also, there was a $6.0 million reduction of long-term borrowings from the FHLB of Chicago during the first nine months of 2009.

During the first nine months of 2009, the availability of federal funds purchased by the Bank with correspondent banks continued to be contingent on the Bank’s ability to fixed income investment securities.

In 2004, CIB Marine entered into a written agreement with the Federal Reserve Bank of Chicago. Among other items, the Agreement requires CIB Marine to obtain Reserve Bank approval before incurring additional borrowings or debt, and pre-approval to pay interest on Debentures.

Pursuant to the Agreement, CIB Marine is not permitted to pay any interest on the Debentures without prior approval of the Reserve Bank. CIB Marine had the right to defer payments of interest on the Debentures for consecutive periods not exceeding twenty consecutive quarters, but not beyond the stated maturity of the Debentures. CIB Marine elected to defer all interest payments starting in 2004. These deferral periods all expired in the first quarter of 2009, and throughout the deferral period and while in default, interest on the Debentures continued to accrue. In addition, interest also accrues on all interest that was not paid when due, compounded quarterly or semi-annually. During the first nine months of 2009 CIB Marine continued to defer interest payments on its $61.9 million of Debentures and as a result the Trusts deferred distributions on its $60.0 million of Debentures. CIB Marine had accrued interest payable on its Debentures of $45.3 million and $39.1 million at September 30, 2009 and December 31, 2008, respectively.

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

On March 16, 2009 CIB Marine issued a consent solicitation seeking the consent of the holders of its TruPS to a proposed Plan of Restructuring that would have converted the debt under the Debentures into preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the TruPS (see the discussion in the Liquidity and Capital Plan Update section). The vote was concluded on May 11, 2009, however, CIB Marine did not receive the requisite number of votes to approve the Plan of restructuring.

On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding a proposed pre-packaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code that was presented to the TruPS holders for their approval. Under the Plan, approximately $105.3 million (as of July 16, 2009) of cumulative high-interest indebtedness of the TruPS will be exchanged for 55,624 shares of Series A 7% fixed rate preferred noncumulative perpetual stock with a stated value of $1,000 per share and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share. Each share of Series B Preferred will be convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. The CIB Marine Preferred will have no stated redemption date and holders will not have the right to compel the redemption of any or all of the shares. Further, dividends will be noncumulative, and payable only to the extent CIB Marine declares a dividend, at its discretion and subject to regulatory approval. The effects of the Plan would be to improve earnings by eliminating the interest burden on CIB Marine associated with the TruPS-related indebtedness, and to significantly improve its capital position.

Under the Plan, common shareholders would not be impaired. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own slightly less than 50% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine.

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

During the first nine months of 2009, the availability of federal funds purchased for the Bank with its primary correspondent bank continued to be contingent on the availability of fixed income securities at the Bank to pledge as collateral; the Bank’s inter-day borrowing availability at the Reserve Bank has been restricted to that available for banks with a secondary borrower status, and the Bank’s intra-day credit and settlement activity must all be pre-funded at its account with the Reserve Bank. Additionally, pursuant to the aforementioned Agreement between CIB Marine and the Reserve Bank, CIB Marine, excluding its subsidiaries, must obtain Reserve Bank approval before incurring additional borrowing or debt.

CIB Marine’s primary sources of funds for the nine months ended September 30, 2009 was a $90.7 million net decrease in the investment portfolio and a $25.4 million net decrease in loans. CIB Marine’s primary use of funds for the nine months ended September 30, 2009 was a $49.0 million net decrease in short-term borrowings, a $6.0 million decrease in long-term borrowings and a $53.3 million net decrease in deposits.

Beginning in 2004, CIB Marine deferred interest payments on its $61.9 million of Debentures and as a result distributions were deferred on $60.0 million of TruPS. The obligations under the TruPS are solely the obligations of the Company and not obligations of the Bank. Under the terms of the TruPS, the deferral period may last up to five years. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required payments of interest such that, since April 30, 2009, CIB Marine has been in default with respect to the Debentures issued to all four of the Trusts. At September 30, 2009, the accrued and unpaid interest on the Debentures totaled $45.3 million. As a result of CIB Marine’s inability to make these payments and continued losses, and in consideration of existing regulatory matters, as also stated in the 2008 Form 10-K, there is substantial doubt about CIB Marine’s ability to continue as a going concern.

As of September 30, 2009, CIB Marine had $3.5 million in total cash and cash equivalents and the non-bank subsidiaries had $3.8 million. In addition, a non-bank subsidiary of the Company also holds $10.3 million in loans that it is attempting to collect and an additional $4.5 million in loans held for sale. According to the BHCA, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate CIB Marine has continued to monitor the capital strength and liquidity of the Bank. Since the fourth quarter of 2008, CIB Marine provided $9.0 million in capital to the Bank to support the Bank in maintaining a “well-capitalized” position. Although the current capital ratio at the Bank is above what is currently required by its regulators, continuing losses at the Bank could require additional contributions of capital by CIB Marine. Any other use of this cash to pay interest or principal on the TruPS is subject to approval by the Reserve Bank. Only cash available at CIB Marine may be used to pay debts or expenses of CIB Marine, including interest or principal on the TruPS.

CIB Marine did not receive any dividend payments from the Bank during the first nine months of 2009, and at September 30, 2009, the Bank did not have any retained earnings available for the payment of dividends without first obtaining the consent of its regulators. In addition, CIB Marine may not issue new debt or renew existing debt without the prior consent of the Reserve Bank.

As reported in Part II, Item 7 of the 2007 Form 10-K, and updated in Part II, Item 7 of the 2008 Form 10-K, CIB Marine management has been developing and implementing a comprehensive capital plan to resolve the deferral of interest payments and default on the Debentures, maintaining “well-capitalized” capital ratios at the Bank, and improving the efficiency of CIB Marine through revenue growth and expense management. All of these goals were targeted to provide the greatest value possible to shareholders of CIB Marine.

During the first nine months of 2009, management continued its efforts on each of these goals. In March 2009, CIB Marine submitted a consent solicitation to holders of the existing TruPS to restructure the existing obligations. Pursuant to the proposed Plan of Restructuring the then approximately $100.9 million of indebtedness under the Debentures currently held by the Trusts would have been replaced with approximately $94.9 million aggregate liquidation preference of newly-issued CIB Marine 7% fixed rate perpetual noncumulative preferred stock (“Perpetual Preferred”).

The vote was concluded on May 11, 2009, however, CIB Marine did not receive the requisite number of votes to approve the consent solicitation plan.

On July 16, 2009, CIB Marine filed a Current Report on Form 8-K describing the Plan that was presented to the TruPS holders for their approval. Under the Plan, approximately $105.3 million (as of July 16, 2009) of cumulative high-interest indebtedness would be exchanged for 55,624 shares of Series A preferred noncumulative perpetual stock with a stated value of $1,000 per share and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share. Each share of the Series B Preferred would have been convertible into 4,000 shares of CIB Marine’s common stock only upon the consummation of a merger transaction involving CIB Marine. The CIB Marine Preferred will have no stated redemption date and holders would not have the right to compel the redemption of any or all of the shares. Further, dividends would be noncumulative, and payable only to the extent CIB Marine declares a dividend, subject to regulatory approval. On September 15, 2009, the TruPS holders approved the Plan. On September 16, 2009, CIB Marine filed the pre-packaged Plan under Chapter 11 of the Bankruptcy Code in Bankruptcy Court in Milwaukee. The Plan would improve CIB Marine’s earnings by eliminating the interest burden on it associated with the TruPS-related indebtedness and significantly improve its capital position.

Under the Plan, common shareholders would not be impaired. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own slightly less than 50% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine.

The primary purpose of the Plan is to effectuate the restructuring and substantial de-leveraging of CIB Marine’s capital structure and to enhance its regulatory capital position. The Plan will allow CIB Marine to continue its businesses in the ordinary course and provides for full payment of allowed unsecured claims as defined in the Plan. The funds expected to be generated by CIB Marine’s operations will not be sufficient to meet its debt service requirements and satisfy its debt obligations without this restructuring.

In connection with developing the Plan, CIB Marine reviewed its current business operations and compared its prospects as an ongoing business enterprise with the estimated recoveries of claims and equity interests in various liquidation scenarios. As a result, CIB Marine concluded that the recovery for holders of allowed claims and equity interests as defined in the Plan would be maximized by continuing to operate as a going concern.

CIB Marine also determined that a prolonged Chapter 11 case would severely damage its ongoing business operations and threaten its viability as a going concern. The pre-packaged nature of the Plan allows CIB Marine to exit Chapter 11 quickly, while the provisions of the Plan allow CIB Marine to meet its regulatory capital needs and de-lever its balance sheet.

In addition, CIB Marine continues to focus on the safety and soundness of the Bank. In addition, liquidity remains strong at the Bank with contingency plans in place to further ensure the safety of depository customers. As noted above, CIB Marine has provided the Bank with $5.0 million of capital during 2008 and an additional $4.0 million in 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at the Bank and is in keeping with its source of strength obligations under the BHCA.

In its 2008 Form 10-K, CIB Marine disclosed that its Wisconsin state-chartered bank subsidiary at the time, Marine Bank, stipulated to a C&D with the FDIC and the WDFI. The terms of the C&D were described in CIB Marine’s 2008 Form 10-K. The C&D became effective on April 24, 2009. Failure to adhere to the requirements of the actions mandated by the C&D could have subjected Marine Bank to more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented by Marine Bank. When Marine Bank merged with and into CIB Marine’s Illinois state-chartered bank subsidiary, Central Illinois Bank, to form CIBM Bank, the C&D was re-affirmed by the FDIC. The IBPRE has yet to formally join in the C&D since consummation of the merger of the bank charters, yet CIB Marine believes the C&D will continue. CIB Marine and the Bank remain committed to maintaining adequate capital levels at the Bank. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Deposit and retirement accounts continue to be insured for a minimum of $250,000 per depositor by the FDIC, through December 31, 2013. Because the Bank is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”), most types of checking accounts are guaranteed without limit through December 31, 2009 and the Bank plans to participate in the recent program that extends the guarantee without limit through June 30, 2010.

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

Under the definition of capital levels within the C&D order, the Bank was classified as adequately capitalized as of September 30, 2009 as specified in the order.

As stated in Note 14-Stockholders’ Equity (Deficit) to the Unaudited Consolidated Financial Statements included in this Form 10-Q, CIB Marine was subject to an Agreement which, among other items, requires it to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. As of September 30, 2009, CIB Marine’s Tier 1 leverage ratio was a negative 0.50%, which was below the 4.0% required by the Agreement. The decline reflects the continued operating losses of CIB Marine during the first nine months of 2009. CIB Marine’s ability to increase its capital and meet the requirements of the Agreement is dependent upon the successful execution of its Plan outlined in the Liquidity and Capital Plan Update section above. Failure to meet the requirements of the Agreement could cause the Reserve Bank to require CIB Marine to take other actions.

The calculation of risk-based capital of CIB Marine at September 30, 2009 and December 31, 2008 is set forth below:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Risk weighted assets	$631,601	$656,304
Average assets (1)	813,074	920,519
Capital components
Stockholders’ equity (deficit)	$(9,394)	$14,802
Restricted Core Capital:
Junior subordinated debentures net of investment in trust	60,000	60,000
Total restricted core capital elements	60,000	60,000
Disallowed amounts	(60,000)	(51,730)
Maximum allowable in Tier 1 capital	—	8,270
Nonfinancial equity items	—	—
Less: disallowed intangibles	—	—
Add: unrealized loss on securities	5,516	10,008
Less: unrealized loss on equities	(170)	(138)
Tier 1 capital	(4,048)	32,942
Allowable allowance for loan losses	8,049	8,340
Allowable subordinated debentures net of investment in trust	60,000	51,730
Tier 2 capital	68,049	60,070
Allowable Tier 2 Capital (equal to Tier 1)	(4,048)	32,942
Total risk-based capital	$(4,048)	$65,884

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2009
Total capital to risk weighted assets	$(4,048)	(0.64)%	$50,528	8.00%
Tier 1 capital to risk weighted assets	(4,048)	(0.64)	25,264	4.00
Tier 1 leverage to average assets	(4,048)	(0.50)	32,523	4.00

December 31, 2008
Total capital to risk weighted assets	$65,884	10.04%	$52,504	8.00%
Tier 1 capital to risk weighted assets	32,942	5.02	26,252	4.00
Tier 1 leverage to average assets	32,942	3.58	36,821	4.00

Off-Balance Sheet Arrangements

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that the Bank issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. The Bank issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Bank’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Bank to fund letters of credit may not occur, the Bank expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Bank under standby letter of credit arrangements at September 30, 2009 and December 31, 2008, were $4.9 million and $5.5 million with a weighted average term of approximately 13 months and 8 months, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. CIB Marine had commitments to extend credit of $44.7 million and $111.0 million at September 30, 2009 and December 31, 2008, respectively.

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

Transfers of Assets

In June 2009, the FASB issued an amendment to ASC 860, Transfers and Servicing which among other things amends the criteria for whether a transfer qualifies for sale accounting when only a portion of a financial asset is transferred. This guidance impacts many types of financial assets (e.g. loan participations, sales of mortgages or installment loans) occurring after the effective date of November 15, 2009. The adoption of this amendment is not expected to have a material effect on CIB Marine’s consolidated financial statements.

Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB also issued an amendment to ASC 810, Consolidations, which changes the consolidation rules as they apply to variable interest entities. This guidance is effective January 1, 2010 and is intended to address concerns about companies’ ability to structure transactions to avoid consolidation. The adoption of this amendment is not expected to have a material effect on CIB Marine’s consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB amended ASC 820 by issuing Accounting Standards Update (“ASU”) 2009-05 which provides additional guidance on measuring the fair value of liabilities. The guidance, which will become effective in the fourth quarter of 2009, clarifies the application of certain valuation techniques and addresses certain practical difficulties in measuring fair value. No new fair value measurements are required by the guidance. The adoption of ASU 2009-05 is not expected to have a material effect on CIB Marine’s consolidated financial statements.

Proposed Statement of Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In June 2009, the FASB issued the proposed statement which would increase significantly the Allowance for Loan and Lease Losses (“ALLL”) disclosures required by financial institutions beginning in the fourth quarter of 2009. This proposed statement addresses disclosures only and does not seek to change recognition or measurement. However, the disclosures do represent a meaningful change in practice. The adoption of this statement will expand the disclosures of the ALLL in the 2009 Annual Report.

Inflation

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

Subsequent Events

On October 29, 2009, the Bankruptcy Court considered and determined (i) the approval of the solicitation of the TruPS holders who already had voted and approved the Plan on September 15, 2009; (ii) the adequacy of the Disclosure Statement; and (iii) confirmation of the Plan. CIB Marine expects the Effective Date of the Plan and the emergence from Bankruptcy to be established before the end of 2009.

Based on CIB Marine’s preliminary analysis, on the Effective Date of the Plan the cancellation of debt and the related issuance of preferred shares will result in a $106 million increase in the Consolidated Shareholders’ Equity, The proforma summary of CIB Marine’s regulatory ratios using this increase to Consolidated Shareholders’ Equity as of September 30, 2009 would be as follows:

	Actual		Proforma Adjustment		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2009
Total capital to risk weighted assets	$(4,048)	(0.64)%	$109,971	17.41%	$50,528	8.00%
Tier 1 capital to risk weighted assets	(4,048)	(0.64)	101,922	16.14	25,264	4.00
Tier 1 leverage to average assets	(4,048)	(0.50)	101,922	12.54	32,523	4.00

Assuming the Plan is approved and implemented by the Bankruptcy Court, the proforma capital ratios of CIB Marine would be above the 4% required by the Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2008, CIB Marine’s market risk profile has continued to favor declining interest rates over rising interest rates. CIB Marine’s strategy is to gradually increase the term structure of its repricing liabilities relative to that of its assets to reduce the impact of a potentially rising interest rate environment at some point in the future. The percentage decrease in the net interest income over a one year time period has worsened for the simulation of an immediate increase in interest rates. This is partially the result of having more term liabilities maturing in the next six months relative to assets at September 30, 2009 compared to December 31, 2008; but is also due to having a lower starting net interest margin resulting from the rising proportion of total interest expense represented by interest expense relating to the Debentures, the increased level of non-performing assets, elevated holdings of cash and due from balances and limitations in reducing the interest cost of deposits (i.e., due to implied deposit rate floors).

The following table illustrates the period and cumulative interest rate sensitivity gap for September 30, 2009.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$245,522	$36,537	$63,642	$162,745	$2,348	$510,794
Securities	20,322	14,965	32,635	99,270	29,893	197,085
Loans held for sale	5,001	—	—	—	—	5,001
Reverse repurchase securities and federal funds sold	—	—	—	—	—	—
Total interest-earning assets	270,845	51,502	96,277	262,015	32,241	712,880
Interest-bearing liabilities:
Time deposits	178,848	62,210	124,628	69,894	134	435,714
Savings and interest-bearing demand deposits	151,689	—	—	—	—	151,689
Short-term borrowings	11,843	—	2,000	—	—	13,843
Long-term borrowings	3,000	5,000	—	13,000	—	21,000
Junior subordinated debentures	20,619	—	—	41,238	—	61,857
Total interest-bearing liabilities	$365,999	$67,210	$126,628	$124,132	$134	$684,103
Interest sensitivity gap (by period)	(95,154)	(15,708)	(30,351)	137,883	32,107	28,777
Interest sensitivity gap (cumulative)	(95,154)	(110,862)	(141,213)	(3,330)	28,777	28,777
Cumulative gap as a % of total assets	(12.20)%	(14.22)%	(18.11)%	(0.43)%	3.70%

The following table illustrates the expected percentage change in net interest income over a one-year period resulting from a hypothetical immediate change in short-term U.S. prime rate of interest as of September 30, 2009, and December 31, 2008.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year: (1)
September 30, 2009	(16.47)%	(6.25)%	4.91%	1.10%
December 31, 2008	(9.21)%	(3.88)%	(0.35)%	(1.46)%

(1)
For the down rate scenarios, -100 and -200 basis points, the reduction in key benchmark interest rates at each term is constrained by a 0.25% floor so that the yield curves may change in a non-parallel fashion in these scenarios.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures as of September 30, 2009. Based on this evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 15, 2009, the requisite beneficial owners of CIB Marine’s TruPS gave approval to the Plan which paved the way for the Company to file the Plan in Bankruptcy Court (Case No. 09-33318) under Chapter 11 of the Bankruptcy Code. The restructuring of the Company pursuant to the Plan will have no direct impact on the operations of the Bank, which is regulated separately from the Company by both federal and state regulators and whose accounts are insured by the FDIC. The Company continues to operate its business as a “debtor in possession” under the jurisdiction and supervision of the Bankruptcy Court. CIB Marine is continuing normal business operations during the bankruptcy process and continues to take steps to reduce costs, increase revenue, and resolve loan credit issues with the intention of making, CIB Marine a stronger and more viable company upon emergence from bankruptcy. The direct effects of the Plan on CIB Marine will be to improve earnings by eliminating the interest burden associated with its TruPS-related indebtedness, and to significantly improve the capital position at the Company.

On September 16, 2009, the Bankruptcy Court approved certain first-day motions in the Chapter 11 case including, without limitation, orders authorizing the process of payment of suppliers, professionals and certain operating expenses.

Plan of Reorganization

The primary purpose of the Plan is to effectuate the restructuring and substantial de-leveraging of CIB Marine’s capital structure and to enhance its regulatory capital position. The Plan will allow CIB Marine to continue its businesses in the ordinary course and provides for full payment of allowed unsecured claims as defined in the Plan. The funds expected to be generated by CIB Marine’s operations will not be sufficient to meet its debt service requirements and satisfy its debt obligations without this restructuring.

Under the Plan, approximately $107.2 million of cumulative high-interest indebtedness of the TruPS will be exchanged for 55,624 shares of Series A 7% fixed rate preferred noncumulative perpetual stock with a stated value of $1,000 per share and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share. Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. CIB Marine Preferred will have no stated redemption date and the holders will not have the right to compel the redemption of any or all of the shares. Further, dividends are noncumulative and payable only to the extent CIB Marine declared a dividend, at its discretion and subject to regulatory approval.

In connection with developing the Plan, CIB Marine reviewed its current business operations and compared its prospects as an ongoing business enterprise with the estimated recoveries of claims and equity interests in various liquidation scenarios. As a result, CIB Marine concluded that the recovery for holders of allowed claims and equity interests as defined in the Plan would be maximized by continuing to operate as a going concern. CIB Marine believes that its businesses and assets have significant value that would not be realized in liquidation, either in whole or in substantial part. Consistent with the liquidation analysis included in the Plan, the value of CIB Marine’s assets would be considerably greater if CIB Marine operates as a going concern instead of liquidating.

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

If CIB Marine is not able to fully effectuate and implement the Plan, in Chapter 11, the case may be converted to a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be elected or appointed to liquidate the assets of CIB Marine in accordance with the priorities of the Bankruptcy Code.

While operating as debtors-in-possession under Chapter 11, CIB Marine may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the condensed consolidated financial statements included in this Form 10-Q. Further, a plan, other than the pre-packaged Chapter 11 Plan, could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The historical consolidated financial statements do not include any adjustments to the reported amounts of assets or liabilities that might be necessary as a result of confirmation of the Plan or any other plan.

Regulatory guidelines require CIB Marine and the Bank to maintain a minimum Tier 1 core capital ratio and a minimum total risk-based capital ratio at each quarter-end. At September 30, 2009, the Bank and CIB Marine’s ratios were below the “well-capitalized” guidelines as of that date. Based on CIB Marine’s current and projected levels of capital, CIB Marine anticipates that it will not be able to satisfy the Tier 1 core capital and total risk-based capital minimum ratios unless it successfully converts its Debentures into equity pursuant to the Plan. If CIB Marine cannot effectuate and implement the Plan, the Bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of cease and desist orders (which may, among other things, further restrict the Bank’s business activities and potentially place it into receivership). Notwithstanding the restructuring of the Debentures, state and federal regulators could take enforcement action before the Plan is fully effectuated and implemented, which could include the state regulator seizing the Bank. If the Bank is seized, this will lead to a complete loss of all value of CIB Marine’s ownership interest in the Bank, and CIB Marine subsequently may be exposed to significant claims by the FDIC or the state regulator. In addition, further restrictions could be placed on the Bank if a determination that the Bank is undercapitalized, significantly undercapitalized, or critically undercapitalized is made, with increasingly greater restrictions being imposed as the level of undercapitalization increases.

There is substantial doubt concerning the ability of CIB Marine to continue as a going concern for a reasonable period of time.

TruPS holders are owed in excess of $100 million, all of which is currently due and payable. At September 30, 2009, total assets at the Company were $98.1 million, which included $3.5 million of liquid assets. There is no other source of repayment of the TruPS, other than these assets. As of April 30, 2009, CIB Marine defaulted on all four series of the TruPS and the Trusts, as holders of the Debentures, have the legal right to accelerate the entire indebtedness.

As a result of CIB Marine’s current inability to meet its obligations with regard to the TruPS, combined with the continued net losses sustained by CIB Marine during the year, and in consideration of existing regulatory matters, there is substantial doubt with respect to CIB Marine’s ability to continue as a going concern.

Upon emergence from Chapter 11, CIB Marine may not be able to consummate a business combination transaction with a strategic partner within a reasonable timeframe, or at all.

Pursuant to its capital plan, CIB Marine intends to seek out a strategic business combination partner upon emerging from Chapter 11. There can be no assurance that CIB Marine will be successful in consummating any such business combination on reasonable terms within a reasonable timeframe, or at all. If CIB Marine is unsuccessful in consummating such a business combination transaction within a reasonable timeframe, it may be unable to serve as a source of strength for the Bank, which could result in regulatory intervention including, but not limited to, seizure.

The Bank is subject to a formal enforcement action with regulatory authorities.

Under applicable laws, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the state regulators as the Bank’s chartering authorities, have the ability to impose additional sanctions, restrictions and requirements on the Bank if they determine, upon examination or otherwise, violations of laws with which the Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by an institution although formal enforcement actions are routinely disclosed by the regulatory authorities. In the 2008 Form 10-K, CIB Marine disclosed that Marine Bank, prior to the Merger, stipulated to a C&D with the FDIC and the WDFI. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D required Marine Bank to take certain corrective actions focusing on reducing exposure to non-performing loans, charging off all loans classified as loss, imposes restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging off previously accrued interest on those loans. Key provisions also included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of ten percent (10%) at Marine Bank, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D can result in more severe restrictions and civil monetary penalties. The C&D added no additional requirements to the asset quality and loan review program previously implemented by Marine Bank. In connection with the Merger, the C&D, with respect to the FDIC, was assumed by the surviving entity, CIBM Bank. The C&D, with respect to the WDFI, was terminated upon the Merger. Although the IDBRE has yet to determine whether it will join in the C&D with the FDIC, CIB Marine believes the C&D will continue. Generally, enforcement actions such as the C&D can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

CIB Marine’s emergence from bankruptcy may potentially reduce or eliminate its net operating loss carryfowards.

As of December 31, 2008, CIB Marine had net operating loss, capital loss and tax credit carryfowards (collectively, the “Tax Attributes”) of approximately $199.6 million. In connection with CIB Marine’s possible emergence from Chapter 11, it is likely that the Tax Attributes will be significantly reduced due to the cancellation of indebtedness income. A full valuation allowance has been recorded against the deferred tax asset related to these Tax Attributes in the condensed consolidated balance sheets included in this Form 10-Q.

CIB Marine may be adversely affected by current economic and market conditions.

The national and global economic downturn has resulted in significant financial market disruptions which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and CIB Marine and the Bank in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate CIB Marine's exposure to credit risk.

CIB Marine has been particularly exposed to downturns in the U.S. housing and commercial real estate markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write downs of asset values by financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity and employment generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected CIB Marine’s business, financial condition and results of operations. CIB Marine cannot be certain that the difficult conditions in the financial markets are likely to experience sustainable improvement in the near future. A worsening or prolonging of these conditions would likely exacerbate the adverse effects of these difficult market conditions on CIB Marine and others in the financial institutions industry. In particular, CIB Marine may face the following risks in connection with these events:

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

There can be no assurance that enacted legislation and other measures undertaken by the Treasury Department, the FRB and other governmental agencies will help stabilize the U.S. financial system, improve the housing market or be of specific benefit to CIB Marine.

Since October 2008, various legislation has been signed into law including the Emergency Economic Stabilization Act of 2008 (“EESA”) which, among other measures, authorized the Secretary of the Treasury Department to establish a Troubled Asset Relief Program (“the TARP”). The EESA gives broad authority to the Treasury Department to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” The EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the FRB to pay interest on depository institution balances;
•	Mortgage loss mitigation and homeowner protection; and
•	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury Department has created the Capital Purchase Program (“CPP”) to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

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

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the FDIC insurance funds. In 2008, the FDIC had the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC had adopted a premium rate schedule, which provided for an assessment range in 2008 of 0.05% to 0.43% of domestic deposits, depending on the capital category and supervisory category to which the bank was assigned. For the first quarter of 2009 these ranges were increased by 0.07%, and beginning in the second quarter of 2009, the ranges were 0.07% to 0.775%. Further, in May 2009, the FDIC issued a final rule to impose a special one-time assessment against total assets minus Tier 1 capital of each insured financial institution in the second quarter of 2009, payable in the third quarter of 2009. The FDIC’s risk-based insurance assessment system was amended by the Federal Deposit Insurance Reform Act of 2005. Under regulations effective for 2008, each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. In 2008 there was a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of 0.43%. Risk assessment rates are determined on the last day of each quarter. While the Risk Category to which the Bank is assigned is considered to be confidential information by the FDIC, due to CIBM Bank’s performance in 2008 and the first quarter of 2009 and the changes to the FDIC rate structure, the insurance premium for the Bank has increased significantly for 2009 and has had a material adverse effect on CIB Marine’s results of operations.

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

Funding sources are derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources, including secured and unsecured borrowings.

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

As a bank holding company, CIB Marine is regulated by the FRB, and the Bank is regulated separately by federal and state banking regulators. This regulation is primarily intended to protect the Bank’s customers and their deposits rather than CIB Marine’s shareholders. In addition, CIB Marine’s common stock is registered under the Exchange Act and it is subject to regulation by the SEC and to public reporting requirements.

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

In addition, banking regulators can take actions at any time which could have an adverse impact on CIB Marine. These actions could include raising minimum capital amounts, restricting growth or other actions. Continued losses at the Bank may require CIB Marine to provide additional capital. CIB Marine’s capability to provide this capital is dependent on its limited cash resources and other assets. During 2008, CIB Marine contributed $5.0 million of capital to the Bank and, subsequent to December 31, 2008 contributed $4.0 million of capital to the Bank.

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

At September 30, 2009, CIB Marine had certain concentrations of credit risk, which are described in more detail in the “Credit Concentrations” section in Part I, Item 7 of this Form 10-Q.

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

CIB Marine has established an allowance for loan losses which represents management’s best estimate of probable losses inherent in the Bank’s loan portfolio. The determination of the appropriate level of the allowance involves a high degree of subjectivity. If CIB Marine’s assumptions and judgments are incorrect, its allowance may not be sufficient and additional provisions may need to be made. In addition, bank regulatory agencies periodically review the adequacy of the allowance and may require an increase in the allowance or loan charge-offs. Increases in the allowance or charge-offs could have a material adverse effect on CIB Marine’s financial condition and results of operations.

The current economic environment poses significant challenges to CIB Marine’s efforts to execute its capital plan.

CIB Marine is operating in a difficult and uncertain economic environment which makes a quick return to profitability unlikely. This will continue to put pressure on already declining capital ratios at CIB Marine. In addition to the deteriorating credit quality due to the economic downturn, troubled worldwide credit markets and the specific contraction of the U.S. housing market which have been reflected in higher provision for loan losses and loan charge-offs, these same trends may also cause valuation changes and losses in other balance sheet items, most notably the investment portfolio. During future periods, as the full effects of the economic conditions on CIB Marine’s investment portfolio are determined, CIB Marine may experience OTTI write downs in its investment portfolio which would further reduce the level of capital. The aggregate of loan and securities losses could result in CIB Marine or the Bank being considered undercapitalized. Being undercapitalized from a regulatory standpoint would likely result in additional restrictions being placed on CIB Marine, further restricting its ability to meet its obligations as they come due. As of September 30, 2009 and as of the date of this Form 10-Q, CIB Marine continued to be subject to the Agreement it entered into with the Reserve Bank in the second quarter of 2004. Failure to comply with the Agreement could have a material adverse effect on CIB Marine and its operations.

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

In the normal course of business, CIB Marine is subject to various legal proceedings and claims. Accordingly, although CIB Marine believes it has made adequate provisions for all current and threatened legal disputes, CIB Marine may, in the future become involved in legal disputes arising from its relationships with its shareholders, business partners and creditors, or from other sources. Such legal disputes could result in large settlements and/or judgments which could materially impair CIB Marine’s financial condition. In addition, the defense of such proceedings could result in significant expense and the diversion of management’s time and attention from the operation of the business, which could impede CIB Marine’s ability to achieve its business objectives. Some or all of the amount CIB Marine may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

On April 30, 2009, CIB Marine defaulted on all of its TruPS which are now pre-petition debt obligations, including principal and accrued interest. The aggregate amount of liabilities subject to compromise in default is approximately $107.2 million.

ITEM 6. EXHIBITS

Exhibit 10.1-Second Amendment to Services Agreement by and between CIB Marine and Edwin J. Depenbrok dated January 7, 2008.

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

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: November 13, 2009	By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok
Chief Financial Officer